Form 10QSB
period 1996-03-31
TRANS WORLD GAMING CORP
filed 1996-05-14
CIK 914577

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-QSB


      [X]    QUARTERLY  REPORT UNDER SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

      [ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(D)OF
             THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM           TO
                                                 ---------   ---------
                              COMMISSION FILE NUMBER 0-25244



                                 TRANS WORLD GAMING CORP.
                (Exact name of registrant as specified in its charter)

               NEVADA                                 13-3738518
      (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                 Identification No.)

                       ONE PENN PLAZA, NEW YORK, NEW YORK  10119
                 (Address of principal executive offices)  (Zip code)



                                    (212) 563-3355

                (Issuer's telephone number including area code)



Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90
days. YES  X    NO    .
          ---      ---

Shares of the Registrant's Common Stock , par value $.001, outstanding as of November 10, 1995: 2,544,286
                    ---------

                               TRANS WORLD GAMING CORP.

                                     FORM 10-QSB


                                        INDEX


                            PART I - FINANCIAL INFORMATION



ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                     PAGE

          CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED) AS OF
          MARCH 31, 1996.                                                  3

          CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)         4
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)       5
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS             6

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION OR PLAN OF OPERATIONS                                7 TO 9

ITEM 3    EXHIBITS

          C.P. BAKER & CO. BRIDGE LOAN DOCUMENTS


                             PART II - OTHER INFORMATION


          SIGNATURE                                                        10

PART 1 - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED STATEMENTS

                               TRANS WORLD GAMING CORP.
                         CONDENSED CONSOLIDATED BALANCE SHEET
                                   ( in thousands )


ASSETS
                                                               March 31,
                                                                 1996
                                                                --------
CURRENT ASSETS                                                 (unaudited)

    Cash                                                           $272
    Accounts/Notes Receivable                                       242
    Inventories                                                      89
    Other current assets                                            156
                                                                --------
    Total current assets                                            759
                                                                --------

PROPERTY AND EQUIPMENT, net                                       1,369
                                                                --------

OTHER ASSETS

    Investment at equity                                             75
    Deferred facility cost - net                                 10,271
    Goodwill - net                                                  684
    Other deferred costs - net                                       37
    Deferred income tax                                             309
                                                                --------
    Total other assets                                           11,376
                                                                --------

TOTAL ASSETS                                                    $13,504
                                                                --------

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES

    Current portion of long-term debt                            $3,753
    Accounts payable and accrued expenses                           620
                                                                --------
    Total current liabilities                                     4,373
                                                                --------

LONG-TERM DEBT, net of current portion                            1,178
                                                                --------

STOCKHOLDERS' EQUITY

    Capital stock                                                     3
    Additional paid-in-capital                                    8,600
    Accumulated deficit                                            (650)
                                                                --------
    Total stockholders' equity                                    7,953
                                                                --------

TOTAL LIABILITIES/STOCKHOLDERS' EQUITY                          $13,504
                                                                --------


                  See accompanying notes to the financial statements

                               TRANS WORLD GAMING CORP.
                     CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                         (In thousands except per share data)
                                     (Unaudited)

                                                     Three months ended
                                                           March  31,
                                                       1996          1995
                                                       ------       -------


REVENUES                                              $1,667        $1,508

COSTS AND EXPENSES

    Cost of revenue                                      834           651
    Administrative                                       629           265
    Depreciation and amortization                        194           148
                                                       ------       -------

TOTAL COSTS AND EXPENSES                               1,657         1,064
                                                       ------       -------

EARNINGS FROM OPERATIONS                                  10           444

    Interest Expense                                     157           137
                                                       ------       -------

EARNINGS/(LOSS) BEFORE TAXES                            (147)          307

    Provision for taxes                                   22           112
                                                       ------       -------


NET EARNINGS/(LOSS)                                    $(169)         $195
                                                       ------       -------


Earnings/(Loss) per share                             ($0.07)        $0.08
                                                       ------       -------

Common shares used in computing
earnings per share                                     2,544         2,544



See accompanying notes to the financial statements

                               TRANS WORLD GAMING CORP.
                    Condensed Consolidated Statement of Cash Flows
                                    (In thousands)
                                     (Unaudited)


                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                       1996         1995
                                                        ----         ----


Cash flows from operating activities                   $218         $102


Cash flows used by investing activities                  (4)        (330)


Cash flows used by financing activities

    Repayment of Debt                                  (383)        (225)
    Proceeds from Short Term Note                       225         - 0 -
                                                      ------        -----
    Net Cash used by financing activities              (158)        (225)


Net increase/(decrease) in cash                          56         (453)


Cash - beginning of period                              216          812
                                                      ------        -----


Cash - end of period                                   $272         $359
                                                      ------        -----



                  See accompanying notes to the financial statements

                               TRANS WORLD GAMING CORP.

                       NOTES TO CONDENSED FINANCIAL STATEMENTS



1.      UNAUDITED STATEMENTS.

        The accompanying consolidated financial statements for the three months ended March 31, 1996 and March 31, 1995 are unaudited and reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to a fair and not misleading statement of the results for the interim periods presented. The statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in such financial statements have been condensed or omitted.

        The consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10KSB/A for the year ended December 31, 1995. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results for the entire year ending December 31, 1996.


2. Earnings/(loss) per share were calculated based on 2,544,286 shares of common stock outstanding for the three months ended March 31, 1996 and 1995 respectively.


3. The Company's financial statements have been prepared on the basis that is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a substantial amount of its debt due June 30, 1996. (See MD&A -- Liquidity and Capital Resources)


4. In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation", which encourages companies to recognize compensation expense in the income statement based on the fair value of the underlying common stock at the date the awards are granted. However, it will permit continued accounting under APB Option 25, "Accounting for Stock Issued to Employees", accompanied by disclosure of the pro forma effects on net income and earnings per share had the new accounting rules been applied. The statement is effective for calendar year 1996. The Company has not yet determined which method it will follow for measuring compensation cost attributed to stock options or the impact of the new standard on its consolidated financial statements.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

        RESULTS OF OPERATIONS

        REVENUES. Trans World Gaming Corp.'s ("TWG" or the "Company") revenues for the three months ended March 31, 1996 increased 11% over the revenues for the three months ended March 31, 1995 to $1,667,000.
        Video poker revenues for the first quarter totaled $990,000 representing a 6% increase over first quarter revenues in the prior fiscal year. The revenue increase was due primarily to the Toledo Palace video poker parlor located in DeRidder, LA which opened on October 19, 1995. Video poker revenues from The Company's other video poker parlor, the Gold Nugget located in Lafayette, LA, remained virtually unchanged from $926,000 in 1995 to $924,000 in 1996. Revenues from fuel, food and beverage and convenience store operations at the Woodlands Truck Plaza located in DeRidder, LA in the first quarter of 1996 increased 16% to $677,000 over the revenues for the first quarter 1995.

        The Company believes that the revenues at the Gold Nugget will continue to be significantly higher than the average video poker parlor at truck stops in Louisiana. Revenues at the Toledo Palace have increased steadily from an average daily revenue per device of $50 in the fourth quarter 1995 to an average of $70 in the first quarter 1996. The Company continues to monitor the results at the Toledo Palace to determine how many additional devices, if any at all, will be added to the video parlor. The Toledo Palace currently has fifteen devices installed and is licensed for up to fifty.

        COST OF REVENUE. Cost of revenue as a percentage of revenues increased to 50% in the first quarter 1996 from 43% in the first quarter 1995 with 3% or approximately one-half of the increase due to costs associated with the operation of the Toledo Palace.

        ADMINISTRATIVE. Administrative expenses in the first quarter 1996 were $629,000 which is an increase of $364,000 over the first quarter 1995. This increase is comprised of the following expense items: Severance costs of $38,000 in connection with the resignation of the Company's Chief Executive Officer in March, 1996; financing, legal and accounting costs of approximately $175,000 in connection with a canceled bridge loan and secondary offering of securities in March 1996; consulting fees covering potential acquisitions in the Caribbean and on Native American lands; and fees of approximately $23,000 and expenses of approximately $38,000 in connection with the successful completion of a $225,000 bridge accounted for the increase. Notwithstanding the expenses expected to be incurred in connection with the efforts to refinance the existing indebtedness, the Company believes, although there can be no assurances, that administrative costs will be lower in the second quarter 1996 than they were in the first quarter 1996.

        INTEREST EXPENSE. Interest expense increased by $20,000 in the first quarter 1996 to $157,000 over the first quarter 1995. The increase is due primarily to a contractual increase in the interest rate from 12% to 15% per annum in July 1995 due on a $2.2 million note payable to Chrysolith, LLC in connection with the 1994 acquisition of the Gold Nugget.

        QUARTERLY RESULTS. The Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") was $.08 per common share outstanding after absorbing significant financing and severance costs as compared to $.23 per common share in 1995.

        Following the general election in Louisiana in November, 1995, many politicians were elected, including Governor Foster, on anti-gambling
        platforms.   The Governor of Louisiana called a special legislative
        session on March 25, 1996 to determine, among other things, the future of gaming in the state. Proposals included a state-wide referendum to abolish all gaming or a local option which would decide the future of gaming parish by parish. The uncertainties surrounding the legislative session made it difficult to raise additional capital and was reflected in the Company's stock price ($1 1/16 on 4/23/96).

        At the close of the session on April 19, 1996, the state-wide referendum was defeated and a local option bill was passed and sent to the Governor for signature. At the November 1996 general election, residents of each of the parishes must decide whether to continue video poker and if applicable, riverboats and land based casinos. In the event that video poker is eliminated, both operations will have until June 1999 to close down. The Company further believes that restructuring its current debt, although there can be no assurance, is now possible since there is apparently no immediate risk of the Company's video poker operations closing before June 1999.

        LIQUIDITY AND CAPITAL RESOURCES

        The level of cash increased by $56,000 for the quarter ended March 31, 1996 due primarily to the proceeds of bridge financing of $225,000 completed on March 25, 1996.

        On January 19 and amended on January 30, 1996, the Company and Chrysolith reached agreement to extend the maturity date of the Chrysolith Note and other financial obligations owed to Chrysolith to June 30, 1996 in exchange for the Company's agreement to pay Chrysolith $15,600 per week in principal payments during the extension period. If the Company fails to repay the Chrysolith Note by June 30, 1996, or the Prime Note quarterly payment of $292,000 due on June 21, 1996, the Company could lose its interest in the profits at the Gold Nugget and lose its leasehold interest under the Prime Sublease, either of which would materially and adversely affect the financial condition and business of the Company and would cause the Company to immediately and substantially limit or cease its business operations, and likely would require the Company to seek protection under the federal bankruptcy laws.

        As of March 31, 1996, following the completion of a bridge financing in the form of secured loans in the aggregate principal amount of $225,000, the Company's other outstanding indebtedness includes approximately a principal amount of $2,208,000 under the Chrysolith Note which is due in its entirety on June 30, 1996, and a note payable to Prime Properties in the outstanding principal amount of approximately $1,856,000 (which was incurred in connection with the Gold Nugget transaction), with principal and interest at 10% per annum payable quarterly through December 21, 1997. The obligation due Prime Properties is evidenced by a three year promissory note in the original principal amount of $3,000,000, which is secured by the Company's sublease with Prime Properties for the Gold Nugget premises (the "Prime Note"). With respect to the Woodlands Plaza transaction, the principal amount of the Company's remaining indebtedness is $435,000 payable on December 30, 1996 with interest payable monthly at 10% (the "Note"). The Company must also pay monthly interest payments under the Monarch Note which has an outstanding principal balance of $75,000. The Company will be dependent on cash on hand and cash flow from operations (assuming continued operation of both the Gold Nugget and the Toledo Palace) and will need a successful new financing that would raise approximately $3,500,000 in order to pay the scheduled debt service on the Prime Note, the Chrysolith Note, the Monarch Note and the Note, as well as to meet anticipated and unanticipated cash requirements. If cash on hand and cash flow from operations are insufficient, or if the Company is not able to raise additional equity financing or restructure its existing indebtedness to meet the debt service on these obligations as they come due in June 1996, and to meet other cash requirements, the Company would likely need to seek protection under the federal bankruptcy laws. There can be no assurance that the Company will be successful in obtaining additional financing or that such financing, If obtained, will be on terms favorable to the Company. Furthermore, if such financing involves the sale of Company's equity securities, there would be further significant dilution to existing shareholders. If the Company defaults in its obligations under the Prime Note, the Chrysolith Note, or the Monarch Note, it would lose all of its interests in the Gold Nugget which would materially and adversely effect the financial condition and business of the Company.

        On March 25, 1996, the Company completed bridge financing (the "Bridge") in the form of secured loans in the aggregate principal amount of $225,000, which was increased to $250,000 on April 29, 1996, bearing interest at the rate of 10% per annum payable at maturity scheduled for August 19, 1996. The Company agreed to repay the principal amount in twenty weekly installments of $10,000 each starting April 1, 1996 with the balance due at maturity. The net proceeds of the Bridge, approximately $225,000, were used to pay the scheduled principal and interest payment to Prime Properties of $292,000 due on March 21, 1996. In connection with the Bridge, the Company issued to the lenders warrants to purchase 299,925 shares of the Company's common stock at an exercise price of $.01 per share. As compensation to the placement agent, the Company has agreed to pay a $25,000 cash commission and issue warrants to purchase 30,000 shares of the Company's common stock at an exercise price of $.01 per share. All these warrants carry demand registration rights commencing in July 1996.

        Since the Company's cash flow may be insufficent to cover its monthly debt service, excluding the quarterly Prime Properties payment, of approximately $130,500, the Company is currently seeking a minimum of $200,000 in additional short term financing in order to meet its cash requirements for the next two months. The Company is attempting to place a first mortgage on its Woodlands Property, secure a working capital line of credit or raise additional capital on terms similar to the Bridge recently completed. There can be no assurances that the additional funding will be available at terms favorable to the Company or at all.

SIGNATURE:

                               TRANS WORLD GAMING CORP.



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       TRANS WORLD GAMING CORP.



                                       /s/  Dominick J. Valenzano


May 10, 1995                           ------------------------------
                                       Dominick J. Valenzano
                                       Chief Financial Officer & Treasurer