Form 10QSB/A
period 1996-03-31
TRANS WORLD GAMING CORP
filed 1996-06-21
CIK 914577

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-QSB/A


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

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION OR PLAN OF OPERATIONS                                7 TO 9

ITEM 3    EXHIBITS

          C.P. BAKER & CO. BRIDGE LOAN DOCUMENTS

          FINANCIAL DATA SCHEDULE


                             PART II - OTHER INFORMATION


          SIGNATURE                                                        10

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