Form 10QSB
period 1996-06-30
TRANS WORLD GAMING CORP
filed 1996-08-14
CIK 914577

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-QSB


           [X]  QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED JUNE 30, 1996

           [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM____________TO___________

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
           -----     -----

Shares of the Registrant's Common Stock , par value $.001, outstanding as of June 30, 1996: 2,544,286

                          TRANS WORLD GAMING CORP.

                                FORM 10-QSB


                                   INDEX


                       PART I - FINANCIAL INFORMATION



ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                  PAGE

          CONDENSED CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 1996      3
          (UNAUDITED) AND DECEMBER 31, 1995

          CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)      4
          FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)    5
          FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS          6

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION OR PLAN OF OPERATIONS                             7 TO 9



                        PART II - OTHER INFORMATION


ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          10

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K                             11


SIGNATURE                                                              12

FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED STATEMENTS

                           TRANS WORLD GAMING CORP.
                    CONDENSED CONSOLIDATED BALANCE SHEET
                                (in thousands)

ASSETS
                                         June 30,    December 31,
                                           1996          1995
                                       -----------   ------------
CURRENT ASSETS                         (unaudited)
   Cash                                  $   392        $   216
   Accounts/Notes Receivable                 314            282
   Inventories                               134             43
   Other current assets                       77             56
                                         -------        -------
   Total current assets                      917            597
                                         -------        -------

PROPERTY AND EQUIPMENT, net                1,356          1,413
                                         -------        -------

OTHER ASSETS

   Investment at equity                       75             75
   Deferred facility cost - net           10,118         10,425
   Goodwill - net                            658            676
   Other deferred costs - net                 36             40
   Deferred income tax                       283            320
                                         -------        -------
   Total other assets                     11,170         11,536
                                         -------        -------

TOTAL ASSETS                             $13,443        $13,546
                                         -------        -------

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES

   Current portion of long-term debt     $ 3,272        $ 3,913
   Accounts payable and accrued expenses     629            334
                                         -------        -------
   Total current liabilities               3,901          4,247
                                         -------        -------

LONG-TERM DEBT, net of current portion     1,677          1,178
                                         -------        -------

STOCKHOLDERS' EQUITY

   Capital stock                               3              3
   Additional paid-in-capital              8,600          8,600
   Accumulated deficit                      (738)          (482)
                                         -------        -------
   Total stockholders' equity              7,865          8,121
                                         -------        -------

TOTAL LIABILITIES/STOCKHOLDERS' EQUITY   $13,443        $13,546
                                         -------        -------


          See accompanying notes to the financial statements

                            TRANS WORLD GAMING CORP.
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                      (In thousands except per share data)
                                  (Unaudited)


                                    Six Months Ended     Three months ended
                                         June 30              June 30,
                                    -----------------    ------------------
                                      1996    1995         1996      1995
                                    -----------------    ------------------
REVENUES                             $3,261   $2,978      $1,594    $1,470

COSTS AND EXPENSES

   Cost of revenue                    1,594    1,358         760       708
   Administrative                     1,175      534         547       269
   Depreciation and amortization        388      307         194       159
                                     ------   ------      ------    ------
TOTAL COSTS AND EXPENSES              3,157    2,199       1,501     1,136
                                     ------   ------      ------    ------

EARNINGS FROM OPERATIONS                104      779          93       334

   Interest Expense                     315      287         158       149
                                     ------   ------      ------    ------

EARNINGS/(LOSS) BEFORE TAXES           (211)     492         (65)      185

   Provision for taxes                   44      147          22        35
                                     ------   ------      ------    ------

NET EARNINGS/(LOSS)                  $ (255)  $  345      $  (87)   $  150
                                     ------   ------      ------    ------

Earnings/(Loss) per share            $(0.10)  $ 0.14      ($0.03)   $ 0.06
                                     ------   ------      ------    ------

Common shares used in computing
 earnings per share                   2,544    2,544       2,544     2,544



         See accompanying notes to the financial statements

                           TRANS WORLD GAMING CORP.
                Condensed Consolidated Statement of Cash Flows
                                (In thousands)
                                 (Unaudited)


                                         Six Months Ended June 30
                                         ------------------------
                                             1996       1995
                                            ------     -----

Cash flows from operating activities         $ 321      $230

Cash flows from investing activities            (4)     (378)

Cash flows from financing activities

   Repayment of Debt                         (1016)     (457)
   Proceeds from Short Term Notes              875       135
                                             -----      ----
   Net Cash used by financing activities      (141)     (322)

Net increase/(decrease) in cash                176      (470)

Cash - beginning of period                     216       812
                                             -----      ----

Cash - end of period                         $ 392      $342
                                             -----      ----


        See accompanying notes to the financial statements

                           TRANS WORLD GAMING CORP.

                   NOTES TO CONDENSED FINANCIAL STATEMENTS


1.       Unaudited Statements.

         The accompanying consolidated financial statements for the three and six months ended June 30, 1996 and June 30, 1995 are unaudited and reflect all adjustments of a normal and recurring nature to present fairly, and not misleading, the financial position and results of operation and cash flows for the interim periods. These unaudited statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in such financial statements have been condensed or omitted.

         These financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10K-SB/A for the year ended December 31, 1995. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results for the entire year ending December 31, 1996.

2. Earnings/(loss) per share were calculated based on 2,544,286 shares of common stock outstanding for the three and six months ended
         June 30, 1996 and 1995 respectively.

3. In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation", which encourages companies to recognize compensation expense in the income statement based on the fair value of the underlying common stock at the date the awards are granted. However, it will permit continued accounting under APB Option 25, "Accounting for Stock Issued to Employees". accompanied by disclosure of the pro forma effects on net income and earnings per share had the new accounting rules been applied. The statement is effective for calendar year 1996. The Company has not yet determined which method it will follow for measuring compensation cost attributed to stock options or the impact of the new standard on its consolidated financial statements.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS

         THREE MONTHS ENDED JUNE 30, 1996 AND 1995

         REVENUES. Trans World Gaming Corp.'s ("TWG" or the "Company") revenues for the three months ended June 30, 1996 were $1,594,000, an increase of 8% over the revenues for the three months ended June 30, 1995. Video poker revenues for the second quarter totaled $955,000 representing a 10% increase over second quarter revenues in the prior fiscal year. Seven percent of the video poker revenue increase was due to the Toledo Palace video poker parlor located in DeRidder, LA which opened on October 19, 1995. Video poker revenues from the Company's other video poker parlor, the Gold Nugget located in Lafayette, LA, increased 4% to $896,000 in 1996 from the similar period in 1995. Revenues from fuel, food and beverage and convenience store operations at the Woodlands Truck Plaza located in DeRidder, LA in the second quarter of 1996 increased 6% to $677,000 over the revenues for the second quarter 1995.

         The Company believes that the revenues at the Gold Nugget will continue to be higher than the average video poker parlor at truck stops in Louisiana. Revenues at the Toledo Palace have increased steadily from an average daily revenue per device of $50 in the fourth quarter 1995 to an average of $66 during the second quarter 1996. Pending approval by the Louisiana authorities, which approval cannot be assured, the Company has submitted an application in July 1996 for the installation of eighteen (18) additional devices at the Toledo Palace to be added to the video parlor. Act 7 of the First Extraordinary Session of 1996, effective May 1, 1996, created the Louisiana Gaming Control Board (the "LGCB") with all regulatory authority, control and jurisdiction including investigation, licensing and enforcement pursuant to provisions of, among other things, the Video Draw Poker Devices Control Law. Further, Act 7 provided that all powers, duties, functions and responsibilities of, among other things, the Video Gaming Division of State Police be transferred to the LGCB. Act 7 also provided that the State Police, the former licensor, may only issue certain limited licenses and renewals which created a significant backlog of applications for additional devices and license renewals. The Company cannot therefore, predict when, if at all, the application will be approved. The Toledo Palace currently has fifteen devices installed and is licensed for up to fifty.

         COST OF REVENUE. Cost of Revenue as a percentage of revenues remained virtually unchanged at 48% in the second quarter 1996 from the similar period in 1995.

         ADMINISTRATIVE. Administrative expenses in the first quarter 1996 were $547,000 which is an increase of $278,000 over the second quarter 1995. This increase is comprised of the following expense items: commissions of approximately $20,000 and expenses of approximately $230,000 in connection with the Company's recently completed financings.

         INTEREST AND OTHER INCOME. Interest expense increased by 6% in the second quarter 1996 to $158,000 over the second quarter 1995. The increase is due primarily to a contractual increase in the interest due on the Chrysolith Note from 12% to 15% ($17,000) effective July 1995, plus interest incurred in connection with the 1996 bridge financings ($15,000). This was partially offset by a decrease in interest expense ($23,000) on the declining principal balance of the Prime Properties Note.

         RESULTS OF OPERATIONS

         SIX MONTHS ENDED JUNE 30, 1996 AND 1995

         REVENUES.   The Company's revenues for the six months ended June
         30, 1996 were $3,261,000 which is a 10% increase over the revenues for the six months ended June 30, 1995. Video poker revenues for the six months ended June 30, 1996 totaled $1,945,000 representing a 9% increase over six months revenues in the corresponding prior fiscal year. Seven percent of this video poker revenue increase was due to the Toledo Palace video poker parlor located in DeRidder, LA, which opened on October 19, 1995. Video poker revenues from the Company's other video poker parlor, the Gold Nugget located in Lafayette, LA, increased 2% to $1,820,000 in 1996 over the corresponding six months of 1995. Revenues from fuel, food and beverage and convenience store operations at the Woodlands Truck Plaza located in DeRidder, LA for the six months ended June 30, 1996 increased 11% to $1,315,000 over the revenues for the six months of 1995.

         COST OF REVENUE. Cost of Revenue as a percentage of revenues increased to 49% in the six months of 1996 from 46% in the first six months of 1995 with approximately one-third of the increase due to costs associated with the operation of the Toledo Palace, which opened in October 1995.

         Administrative. Administrative expenses for the first six months of 1996 were $1,175,000 which is an increase of $641,000 over the first six month of 1995. This increase is comprised of the following expense items: severance costs of $38,000 in connection with the resignation of the Company's Chief Executive Officer in March, 1996; financing, legal and accounting costs of approximately $175,000 in connection with an unsuccessful effort to complete a proposed underwritten secondary offering of securities in March 1996; consulting fees for exploring potential acquisitions of approximately $50,000; and fees of approximately $43,000 and expenses of approximately of $230,000 in connection with the Company's efforts to refinance the Chrysolith Note, the Monarch Note and the Woodlands Note.

         INTEREST AND OTHER INCOME. Interest expense increased by 10% to $28,000 in the first six months of 1996 to $315,000 over the first six months of 1995.

         YEAR-TO-DATE RESULTS.   The Company's earnings before interest,
         taxes, depreciation and amortization ("EBITDA") was $0.11 per common share outstanding after absorbing significant financing and severance costs for the six months ended June 30, 1996 as compared to $0.19 per common share for the corresponding period in 1995.

         LIQUIDITY AND CAPITAL RESOURCES

         The level of cash increased by $176,000 for the six months ended June 30, 1996 due primarily to the proceeds of financings recently completed.

         As of June 30, 1996, the Company's outstanding indebtedness included a principal amount of $2,075,000 under the Chrysolith Note and $75,000 under the Monarch Note both due in its entirety on June 30, 1996. Additional indebtedness included a note payable to Prime Properties in the principal amount of $1,610,000 (after applying the quarterly payment of June 22, 1996 of $292,000), with principal and interest at 10% per annum payable quarterly through December 21, 1997, which was incurred in connection with the Gold Nugget transaction. With respect to the Woodlands Plaza transaction, the Company's remaining indebtedness is $435,000 payable on December 30, 1996 with interest payable monthly at 10% (the "Note"). Also, the balance due as of June 30, 1996 for the Bridge financings was $220,000 and trade payables amounted to approximately $300,000.

         In March, 1996 the Company retained C.P. Baker & Co., LTD. ("Baker") for a period of one year as placement agent to arrange bridge and convertible debt financings. From March 25, 1996 through June 5, 1996, the Company completed bridge financings (the "Bridge") in the form of unsecured loans in the aggregate principal amount of $375,000, bearing interest at the rate of 10% per annum payable at maturity. The Company agreed to repay the principal amount in twenty weekly installments starting April 1, 1996 with the balance due at maturity. The net proceeds of the Bridge, approximately $315,000, were used to pay the scheduled principal and interest payment to Prime Properties of $292,000 on March 21, 1996. In connection with the Bridge, the Company issued to the lenders warrants to purchase 499,875 shares of the Company's common stock at an exercise price of $.01 per share. As compensation to the placement agent, the Company paid a cash commission of 15% of the aggregate Bridge proceeds or $56,250. All these warrants carry demand registration rights commencing in July 1996.

         In June 1996, the Company privately offered to selected accredited investors a minimum of 7 units and a maximum of 12 units, each unit (the "Unit") consisted of one $500,000 principal amount 12% secured convertible senior bonds due June 30, 1999 (the "Bond(s)") and a warrant to purchase 100,000 shares of common stock, par value $.001 per share of the Company (the "Common Stock") at an exercise price of $1.00 per share (the "Warrant(s)"). The Warrants are exercisable at any time until June 30, 2001. The Bonds are convertible at the option of the holder thereof at a conversion price of $5.00 per share of TWG common stock. The Company may at its option, redeem the bonds, in whole but not in part, at 100% of principal amount together with interest accrued thereon through the date fixed for redemption, within six months following a public offering by the Company of common stock that raises not less than $6,000,000 in gross proceeds. Holders of the Bonds, Warrants and Shares of common stock issued upon conversion of the Bonds and exercise of the Warrants are entitled to have their shares registered as part of the next registered public offering of the common stock of the Company as permitted under the rules of the Securities Exchange Commision. If no public offering of common stock has occurred by December 31, 1997, then upon written request of the holders of Warrants issued in connection with the Bonds and exercisable for not less than 700,000 shares of common stock, the Company will be obligated to file and use its reasonable efforts to cause to be declared effective a registration statement or post-effective amendment as permitted under the Securities Act of 1933. Interest on the Bonds is payable by the Company semi-annually with the first payment due on December 15, 1996. The Company and Baker have agreed to extend the offering through August 31, 1996. As compensation to Baker, the Company paid a cash commission of 10% and a non-accountable expense allowance of 3% of the gross proceeds raised in this offering.

         Through July 24, 1996 the Company had issued Bonds and received gross proceeds of $4.8 million, of which $4.0 million was closed on July 2, 1996. The net proceeds to the Company from the private placement of the Bonds, after deducting commissions, non-accountable expenses, and offering expenses of $120,000 were approximately $4.1 million. The proceeds were used to retire the Chrysolith and Monarch Notes ($2.1 million), to repay the outstanding balance of the Bridge ($220,000), pay the scheduled quarterly payments of June 21, 1996 on the Prime Note ($292,000), to retire the Woodlands Note ($435,000) to pay or trade payables ($300,000) and general corporate purposes ($700,000).

         The Company believes, although there can be no assurance, that existing cash and anticipated cash flow from current operations will be sufficient to satisfy its liquidity and capital requirements for the next twelve months.

PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

          On July 16, 1996, the Company paid the outstanding indebtedness on the Woodlands property of $435,017.77 and is also in the process of preparing a Motion for Dismissal with Prejudice to have the mortgage canceled and the legal action brought by Sam Jones dismissed.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On May 28, 1996, the Company held its annual meeting of shareholders for the following purposes, all of which were approved by the requisite shareholder vote:

          1.  The election of two new directors:
                                                                      Broker
                                    For      Against   Abstentions   Non-Vote
                                   -----     -------   -----------   --------

              Stanley Kohlenberg  1,904,925  163,750      - 0 -        - 0 -

              Dominick Valenzano  1,914,925  153,750      - 0 -        - 0 -

          2. Amending the Company's 1993 Incentive Stock Option Plan (i) to provide for an automatic grant of options to purchase 1,000 shares of Common Stock to non-employee directors on a quarterly basis, and (ii) to provide that the Compensation Committee of the Board be comprised of only two non-employee directors rather than three.

                                                                      Broker
                                    For      Against   Abstentions   Non-Vote
                                   -----     -------   -----------   --------
                                  1,831,925  127,450     109,300       - 0 -

Item 5.   OTHER INFORMATION

          On July 10, 1996 the Company announced the appointment of Mr. Roy Student and Mr. Richard Taft to the Company's Board of Directors, increasing the Board membership to five with three independent members. Mr. Student will serve on the Audit Committee and Mr. Taft on the Compensation Committee along with Mr. Andrew Tottenham who will serve on both committees.

Item 6.   EXHIBITS AND REPORT ON FORM 8-K

          (a)  Exhibits

          Exhibit No.      Item No.         Description
          -----------      --------         ------------

               10          10.1             Management Agreement as Amended
                                            on July 15, 1996 between the
                                            Company and Lee J. Young
                                            relating to the Gold Nugget.

          (b)  Reports on Form 8-K
               None

Signature:

                           TRANS WORLD GAMING CORP.



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TRANS WORLD GAMING CORP.




August 8, 1995                         /s/ Dominick J. Valenzano
                                       -------------------------
                                       Dominick J. Valenzano
                                       Chief Financial Officer & Treasurer