Form 10QSB/A
period 1996-06-30
TRANS WORLD GAMING CORP
filed 1996-11-14
CIK 914577

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                                  FORM 10-QSB/A


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1996

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM               TO
                                         -------------    ------------

                            TRANS WORLD GAMING CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               NEVADA                                  13-3738518
  (State of other jurisdiction of                    (IRS Employer
   incorporation or organization)                  Identification No.)




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

Shares of the Registrant's Common Stock, par value $.001, outstanding as of June 30, 1996: 2,544,286.
                ---------

TRANS WORLD GAMING CORP. ("TWG" OR THE "COMPANY") HEREBY AMENDS ITS QUARTERLY REPORT ON FORM 10-QSB FILED WITH THE COMMISSION ON AUGUST 5, 1996 BY RESTATING IN THEIR ENTIRETY PART I , ITEM 1 (CONDENSED CONSOLIDATED FINANCIAL STATEMENTS) AND ITEM 2 (MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS).

FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED STATEMENTS

                            TRANS WORLD GAMING CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)


ASSETS                                       June 30,                 Dec 31,
                                               1996                    1995
                                            -----------             -----------
CURRENT ASSETS                              (unaudited)
     Cash & equivalents                            $392                    $216
     Accounts/Notes receivable                      314                     282
     Inventories                                    134                      43
     Other current assets                            77                      56
                                            -----------             -----------
     Total current assets                           917                     597
                                            -----------             -----------

PROPERTY AND EQUIPMENT -net                       1,356                   1,413
                                            -----------             -----------
OTHER ASSETS

     Investment at equity                            75                      75
     Deferred facility costs - net               10,118                  10,425
     Goodwill - net                                 658                     676
     Deferred income tax                            283                     320
     Other deferred costs - net                      36                      40
                                            -----------             -----------
     Total other assets                          11,170                  11,536
                                            -----------             -----------

TOTAL ASSETS                                    $13,443                 $13,546
                                            -----------             -----------
                                            -----------             -----------
LIABILITIES AND STOCKHOLDERS EQUITY


CURRENT LIABILITIES

     Current portion of long term debt           $3,272                  $3,913
     Accounts payable and accrued expenses          629                     334
                                            -----------             -----------
     Total current liabilities                    3,901                   4,247
                                            -----------             -----------

LONG TERM DEBT, net of current portion            1,677                   1,178
                                            -----------             -----------
STOCKHOLDERS EQUITY

     Capital stock                                    3                       3
     Additional paid-in-capital                   8,600                   8,600
     Stock warrants outstanding                     422                       0
     Accumulated deficit                         (1,160)                   (482)
                                            -----------             -----------
     Total stockholders equity                    7,865                   8,121
                                            -----------             -----------

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY       $13,443                 $13,546
                                            -----------             -----------
                                            -----------             -----------

               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                            TRANS WORLD GAMING CORP.
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                              Six Months ended                   Three months ended
                                                   June 30,                           June 30,
                                             1996           1995                1996           1995
                                             ----           ----                ----           ----
Revenues                                    $3,261         $2,978              $1,594         $1,470

Costs and expenses

     Cost of revenue                         1,594          1,358                 760            708
     Administrative                          1,175            534                 547            269
     Depreciation and Amortization             388            307                 194            159
                                          -----------------------            -----------------------
     Total costs and expenses                3,157          2,199               1,501          1,136
                                          -----------------------            -----------------------

Earnings/(loss) from operations                104            779                  93            334

     Interest expense                          738            287                 581            149
                                          -----------------------            -----------------------

Earnings/(loss) before taxes                  (634)           492                (488)           185

     Provision for tax                          44            147                  22             35
                                          -----------------------            -----------------------

Net earnings/(loss)                          ($678)          $345               ($510)          $150
                                          -----------------------            -----------------------
                                          -----------------------            -----------------------

Earnings/(loss) per share                   ($0.27)         $0.14              ($0.20)         $0.06

Common shares used in computing
earnings per share                           2,544          2,544               2,544          2,544




               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                            TRANS WORLD GAMING CORP.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)




                                                      Six Months Ended June 30,

                                                         1996           1995
                                                      ----------     ----------
Cash flows from operating activities                        $321           $230

Cash flows from investing activities                          (4)          (378)

Cash flows from financing activities

          Proceeds from short term notes                     875            135
          Repayment of outstanding debt                   (1,016)          (457)
                                                      ----------     ----------
          Net cash from financing activities                (141)          (322)

Net increase/(decrease) in cash                              176           (470)

Cash - beginning of period                                   216            812
                                                      ----------     ----------

Cash - end of period                                        $392           $342
                                                      ----------     ----------
                                                      ----------     ----------





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

Item 2:MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

       Results of Operations

       THREE MONTHS ENDED JUNE 30, 1996 AND 1995

       REVENUES. Trans World Gaming Corp.'s ("TWG") or the ("Company") revenues for the three months ended, June 30 1996 were $1,594,000, and increase of 8% over the revenues for the three months ended June 30, 1995. Video poker revenues for the second quarter totaled $955,000 representing a 10% increase over second quarter revenues in the prior fiscal year. Seven percent of the video poker revenue increase was due to the Toledo Palace video poker parlor located in DeRidder, LA which opened on October 19, 1995. Video poker revenues from the Company's other video poker parlor, the Gold Nugget located in Lafayette, LA, increased 4% to $896,000 in 1996 from the similar period in 1995. Revenues from fuel, food and beverage and convenience store operations at the Woodlands Truck Plaza located in DeRidder, LA in the second quarter of 1996 increased 6% to $677,000 over the revenues for the second quarter 1995.

       The Company believes that the revenues at the Gold Nugget will continue to be higher than the average video poker parlor at truck stops in Louisiana. Revenues at the Toledo Palace have increased steadily from an average daily revenue per device of $50 in the fourth quarter 1995 to an average of $66 during the second quarter 1996. Pending approval by the Louisiana authorities, which approval cannot be assured, the Company has submitted an application in July 1996 for the installation of eighteen
       (18) additional devices at the Toledo Pale to be added to the video parlor. Act 7 of the First Extraordinary Session of 1996, effective May 1, 1996, created the Louisiana Gaming Control Board (the "LGCB") with all regulatory authority, control and jurisdiction including investigation, licensing and enforcement pursuant to provisions of, among other things, the Video Draw Poker Devices Control Law. Further, Act 7 provided that all powers, duties, functions and responsibilities of, among other things, the Video Gaming Division of State Police be transferred to the LGCB. Act 7 also provided that the State Police, the former licenser, may only issue certain limited licenses and renewals which created a significant backlog of applications for additional devices and license renewals. The Company cannot therefore, predict when, if at all, the application will be approved. The Toledo Palace currently has fifteen devices installed and is licensed for up to fifty.

       COST OF REVENUE. Cost of Revenue as a percentage of revenues remained virtually unchanged at 8% in the second quarter 1996 from the similar period in 1995.

       ADMINISTRATIVE. Administrative expenses in the first quarter 1996 were $547,000 which is an increase of $278,000 over the second quarter 1995. This increase is comprised mainly of the following expense items: commissions of approximately of $20,000 and expenses of approximately $230,000 in connection with the Company's recently completed financings.

       INTEREST AND OTHER INCOME. Interest expense increased by $432,000 in the second quarter 1996 to $581,000 over the second quarter 1995. The increase on a operating basis due to a contractual increase in the interest due on the Chrysolith Note from 12% to 15% ($17,000) effective July 1995, plus interest incurred in connection with the 1996 bridge financings ($15,000). This was partially offset by a decrease in interest expense ($23,000) on the declining principal balance of the Prime Properties Note. In addition, the Company recognized $416,000 in additional interest expense in connection with warrants issued as part of the March 1996 Bridge (see: Liquidity and Capital Resources, page 9) which interest expense was previously not reported by the Company in its initial Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996 filed August 5, 1996. This had the effect of increasing the loss per share by an additional $(.17) per share to $(.27) per share for the six month period ended June 30, 1996 and to $(.20) per share for the three months ended June 30, 1996.

       Results of Operations

       SIX MONTHS ENDED JUNE 30, 1996 AND 1995


       REVENUES. The Company's revenues for the six months ended June 30, 1996 were $3,261,000 which is a 10% increase over the revenues for the six months ended June 30, 1995. Video poker revenues for the six months ended June 30, 1996 totaled $1.945,000 representing a 9% increase over six months revenues in the corresponding prior fiscal year. Seven percent of this video poker revenue increase was due to the Toledo Palace video poker parlor located in DeRidder, LA, which opened on October 19, 1995. Video poker revenues from the Company's other video poker parlor, the Gold Nugget located in Lafayette, LA, increased 2% to $1,820,000 in 1996 over the corresponding six months of 1995. Revenues from fuel, food and beverage and convenience store operations at the Woodlands Truck Plaza located in DeRidder, LA for the six months ended June 30, 1996 increase 11% to $1,315,000 over the revenues for the six months of 1995.

       COST OF REVENUE. Cost of Revenue as a percentage of revenues increased to 49% in the six months of 1996 from 46% in the first six months of 1995 with approximately one-third of the increase due to costs associated with the operation of the Toledo Palace, which opened in October 1995.

       ADMINISTRATIVE. Administrative expenses for the first six months of 1996 were $1,175,000 which is an increase of $641,000 over the first six months of 1995. This increase is comprised of the following expense items: severance costs of $38,000 in connection with the resignation of the Company's Chief Executive Officer in March, 1996; financing, legal and accounting costs of approximately $175,000 in connection with an unsuccessful effort to complete a proposed underwritten secondary offering of securities in March 1996; consulting fees for exploring potential acquisitions of approximately $50,000; and fees of approximately $43,000 and expenses of approximately $230,000 in connection with the Company's efforts to refinance the Chrysolith Note, the Monarch Note and the Woodlands Note.

       INTEREST AND OTHER INCOME.   As a result of the grant of warrants to
       purchase 499.925 shares of TWG common stock in connection with the Bridge and the subsequent repayment of the Bridge loans, interest expense increased by 157% or $451,000 in the first six months of 1996 to $738,000 compared with the first six months of 1995.

       LIQUIDITY AND CAPITAL RESOURCES.

       The level of cash increased by $176,000 for the six months ended June 30, 1996 due primarily to the proceeds of financings recently completed.

       As of June 30, 1996, the Company's outstanding indebtedness including a principal amount of $2,075,000 under the Chrysolith Note and $75,000 under the Monarch Note both due in its entirely on June 30, 1996. Addition indebtedness included a note payable to Prime Properties in the principal amount of $1,610,000 (after applying the quarterly payment of June 22, 1996 at $292,000, with principal and interest at 10% per annum payable quarterly through December 21, 1997, which was incurred in connection with the Gold Nugget transaction. With respect to the Woodlands Plaza transaction, the Company's remaining indebtedness is $435,000 payable on December 30,1996 with interest payable monthly at 10% (the "Note"). Also, the balance due as of June 30, 1996 for the Bridge financings was $220,000 and trade payables amounted to approximately $300,000.

       In March, 1996 the Company retained C.P. Baker & Co., Ltd. ("Baker") for a period of one year as placement agent to arrange bridge and convertible debt financings. From March 25, 1996 through June 5, 1996, the Company completed bridge financings (the "Bridge") in the form of unsecured loans in the aggregate principal amount of $375,000, bearing interest at the rate of 10% per annum payable at maturity. The Company agreed to repay the principal amount in twenty weekly installments starting April 1, 1996 with the balance due at maturity. The net proceeds of the Bridge, approximately $315,000, were used to pay the scheduled principal and interest payment to Prime Properties of $292,000 on March 21, 1996. In connection with the Bridge, the Company issued to the lenders warrants to purchase 499,925 shares of the Company's common stock at an exercise price of $.01 per share (the "Bridge Warrants"). As a result of the Company's issuance of the Bridge Warrants and the subsequent repayment of the Bridge Loans, the Company recognized interest expense of $416,000 in the second quarter 1996, representing the difference between the trading price of $.8438 or the Company's common stock at the time of the Bridge as reported on the NASDAQ National Market System (Symbol: IBET) and the exercise price of $.01 per share of the warrants issued in connection with the Bridge. All these warrants carry demand registration rights commencing in July 1996. As compensation to the placement agent, the Company paid a cash commission of 15% of the aggregate Bridge proceeds or $56,250.

       In June 1996, the Company privately offered to selected accredited investors a minimum of 7 units and a maximum of 12 units, each unit (the "Unit") consisted of one $500,000 principal amount 12% secured convertible senior bonds due June 30, 1999 (the "Bond(s)") and a warrant to purchase 100,000 shares of common stock, par value $.001 per share of the Company (the "Common Stock") at an exercise price of $1.00 per share (the "Warrant(s)"). The Warrants are exercisable at any time until June 30, 2001. The Bonds are convertible at the option of the holder thereof at a conversion price of $5.00 per share of TWG common stock. The Company may at its option, redeem the bonds, in whole but not in part, a 100% of principal amount together with the interest accrued thereon through the date fixed for redemption, within six months following a public offering by the Company of common stock that raises not less than $6,000,000 in gross proceeds. Holders of the exercise of the Warrants are entitled to have their shares registered as part of the next registered public offering of the common stock of the Company as permitted under the rules of the Securities Exchange Commission. If no public offering of common stock has occurred by December 31, 1997, then upon written request of the holders of Warrants issued in connection with the Bonds and exercisable for not less than 700,000 shares of common stock, the Company will be obligated to file and use its reasonable efforts to cause to be declared effective a registration statement or post-effective amendment as permitted under the Securities Act of 1933. Interest on the Bonds is payable by the Company semi-annually with the first payment due on December 15, 1996. The Company and Baker have agreed to extend the offering through November 30, 1996. As compensation to Baker, the Company paid a cash commission of 10% and a non-accountable expense allowance of 3% of the gross proceedings raised in this offering.

       Through October 31, 1996 the Company has issued Bonds and received gross proceeds of $4.8 million, of which $4.0 million was closed on July 2, 1996. The net proceeds to the Company from the private placement of the Bonds, after deducting commissions, non-accountable expenses, and offering expenses of $120,000 were approximately $4.1 million. The proceeds were used to retire the Chrysolith and Monarch Notes ($2.1 million), to repay the outstanding balance of the Bridge ($220,000), pay the scheduled quarterly payments of June 21, 1996 on the Prime Note ($292,000), to retire the Woodlands Note ($435,000) to pay trade payables ($300,000) and general corporate purposes ($700,000).

       The Company believes, although there can be no assurance, that existing cash and anticipated cash flow from current operations will be sufficient to satisfy its liquidity and capital requirements for the next twelve months.

Signature:



                            TRANS WORLD GAMING CORP.



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             TRANS WORLD GAMING CORP.






                                             -----------------------------------
                                             Dominick J. Valenzano
                                             Chief Financial Officer & Treasurer


November 7, 1996