Form 10QSB
period 1996-09-30
TRANS WORLD GAMING CORP
filed 1996-11-14
CIK 914577

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549

                                     FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                       FOR THE QUARTER ENDED SEPTEMBER 30, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

         FOR THE TRANSITION PERIOD FROM _____________ TO ____________

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

                               TRANS WORLD GAMING CORP.

                                     FORM 10-QSB

                                        INDEX

                            PART 1 - FINANCIAL INFORMATION


                                                                          PAGE

ITEM 1.CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      CONDENSED CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 1996        3
      (UNAUDITED) AND DECEMBER 31, 1995

      CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED) FOR         4
      THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

      CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) FOR       5
      THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                 6


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                7 to 10
      CONDITION OR PLAN OF OPERATIONS



                             PART II - OTHER INFORMATION


ITEM 5.OTHER INFORMATION                                                  11

ITEM 6. EXHIBITS                                                          11

FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED STATEMENTS

                                                TRANS WORLD GAMING CORP.
                                           CONDENSED CONSOLIDATED BALANCE SHEET
                                                    ( IN THOUSANDS)

ASSETS                                               Sept 30,        Dec 31,
                                                         1996           1995
                                                      ---------      ---------
CURRENT ASSETS                                       (unaudited)
         Cash & equivalents                                $965          $216
         Accounts/Notes receivable                          417           282
         Inventories                                         77            43
         Other current assets                                66            56
                                                      ---------      ---------
         Total current assets                             1,525           597
                                                      ---------      ---------

PROPERTY AND EQUIPMENT -net                               1,329         1,413
                                                      ---------      ---------

OTHER ASSETS
         Investment at equity                                75            75
         Deferred facility costs - net                    9,964        10,425
         Goodwill - net                                     650           676
         Deferred placement costs - net                     701             0
         Discount on convertible debt - net                 990             0
         Deferred income tax                                264           320
         Other deferred costs - net                          35            40
                                                      ---------      ---------
         Total other assets                              12,679        11,536
                                                      ---------      ---------

TOTAL ASSETS                                            $15,533       $13,546
                                                      ---------      ---------
                                                      ---------      ---------

LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
         Current portion of long term debt                 $282        $3,913
         Accounts payable and accrued expenses              590           334
                                                      ---------      ---------
         Total current liabilities                          872         4,247
                                                      ---------      ---------
LONG TERM DEBT, net of current portion                    5,977         1,178
                                                      ---------      ---------

STOCKHOLDERS EQUITY
         Capital stock                                        3             3
         Additional paid-in-capital                       8,600         8,600
         Stock warrants outstanding                       1,502             0
         Accumulated deficit                              (1421)         (482)
                                                      ---------      ---------
         Total stockholders equity                        8,684         8,121
                                                      ---------      ---------

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY               $15,533       $13,546
                                                      ---------      ---------
                                                      ---------      ---------

                  SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                               TRANS WORLD GAMING CORP.
                     CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                         (IN THOUSANDS EXCEPT PER SHARE DATA)
                                     (UNAUDITED)


                                                      Nine Months ended            Three months ended
                                                        September 30,                 September 30,
                                                      1996         1995             1996         1995
                                                      ----         ----             ----         ----
Revenues                                             $4,963       $4,408           $1,703       $1,430

Costs and expenses

         Cost of revenue                              2,556        2,073              962          715
         Administrative                               1,623          831              447          297
         Depreciation and Amortization                  734          413              346          106
                                                    --------------------          --------------------
         Total costs and expenses                     4,913        3,317            1,755        1,118
                                                    --------------------          --------------------

Earnings/(loss) from operations                          50        1,091              (52)         312

         Interest expense                               926          439              189          152
                                                    --------------------          --------------------

Earnings/(loss) before taxes                           (876)         652             (241)         160

         Provision for tax                               64          180               20           33
                                                    --------------------          --------------------

Net earnings/(loss)                                   ($940)        $472            ($261)        $127
                                                    --------------------          --------------------
                                                    --------------------          --------------------

Earnings/(loss) per share                            ($0.37)       $0.19           ($0.10)       $0.05

Common shares used in computing
earnings per share                                    2,544        2,544            2,544        2,544


                  SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                               TRANS WORLD GAMING CORP.
                    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (IN THOUSANDS)


                                                Nine Months Ended September 30,

                                                    1996             1995
                                                  --------         --------

Cash flows from operating activities               ($413)             $354

Cash flows from investing activities                  (7)             (346)

Cash flows from financing activities

         Proceeds from long term debt              4,800                 0
         Proceeds from short term notes              375               135
         Repayment of outstanding debt            (4,006)             (686)
                                                --------          --------
         Net cash from financing activities        1,169              (551)

Net increase/(decrease) in cash                      749              (543)

Cash - beginning of period                           216               812
                                                --------          --------

Cash - end of period                                $965              $269
                                                --------          --------
                                                --------          --------


                  SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                               TRANS WORLD GAMING CORP.

                       NOTES TO CONDENSED FINANCIAL STATEMENTS


1.  Unaudited Statements.

    The accompanying consolidated financial statements for the three and nine months ended September 30, 1996 and September 30, 1995 are unaudited and reflect all adjustments of a normal and recurring nature to present fairly, and not misleading, the financial position and results of operation and cash flows for the interim periods. These unaudited statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in such financial statements have been condensed or omitted.

    These financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10K-SB/A for the year ended
    December 31, 1995. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results for the entire year ending December 31, 1996.

2. Earnings/(loss) per share were calculated based on 2,544,286 shares of common stock outstanding for the three and nine months ended September 30, 1996 and 1995 respectively.

3. In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation", which encourages companies to recognize compensation expense in the income statement based on the fair value of the underlying common stock at the date the awards are granted. However, it will permit continued accounting under APB Option 25, "Accounting for Stock Issued to Employees" accompanied by disclosure of the pro forma effects on net income and earnings per share had the new accounting rules been applied. The statement is effective for calendar year 1996. The Company has not yet determined which method it will follow for measuring compensation cost attributed to stock operations or the impact of the new standard on its consolidated financial statements.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

    Results of Operations

    THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

    REVENUES. The consolidated revenue of Trans World Gaming Corp. "TWG" or the "Company" for the three months ended September 30, 1996 was $1,703,000, an increase of 19% over the revenues for the three months ended September 30, 1995. Video poker revenues for the third quarter totaled $969,000 representing a 12% increase over second quarter revenues in the prior fiscal year. Seven percent of the video poker revenue increase was due to the Toledo Palace video poker parlor located in DeRidder, LA which opened on October 19, 1995. Video poker revenues from the Company's other video poker parlor, the Gold Nugget located in Lafayette, LA, increased 5% to $909,000 during the three months ended September 30, 1996 as compared to the similar period in 1995. Revenues from fuel, food and beverage and convenience store operations at the Woodlands Truck Plaza located in DeRidder, LA in the second quarter of 1996 increased 30% to $734,000 over the revenues for the second quarter 1995.

    The Company believes that the revenues at the Gold Nugget will continue to be higher than the average video poker parlor at truck stops in Louisiana. Revenues at the Toledo Palace have increased steadily from an average daily revenue per device of $50 in the fourth quarter 1995 to an average of $66 through the third quarter 1996. The Company has received approval by the Louisiana authorities for the installation of eighteen additional devices in the video parlor at the Toledo Palace. The Louisiana authorities must activate the devices as part of the State-wide video poker system on-site in DeRidder. The Company cannot predict when the activation will take place. The Toledo Palace currently has fifteen devices installed and is licensed for up to fifty.

    COST OF REVENUE. Cost of Revenue as a percentage of revenues increased to 56% in the third quarter 1996 from 50% in the third quarter 1995, due primarily to a year-to-date accounting adjustment to the truck stop fuel and supplies inventory.

    ADMINISTRATIVE. Administrative expenses in the third quarter 1996 were $447,000 which is an increase of $150,000 over the third quarter 1995. This increase is comprised mainly of the following expense items: new business development costs of $32,000, consulting fees of $20,000 and office relocation costs of $80,000.

    INTEREST AND OTHER INCOME. As a result of the grant of warrants to purchase 499.925 shares of TWG common stock in connection with the Bridge and the subsequent repayment of the Bridge loans, interest expense increased by 24% in the third quarter 1996 to $189,000 compared with the third quarter 1995. The increase is due primarily to interest expense in connection with the $4.8 million 12% Secured Convertible Senior Bonds due June 30, 1999 (the "Senior Bonds") issued in the third quarter 1996 which refinanced the Chrysolith Note of $2.4 million at 15% interest.

    Results of Operations

    NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

    REVENUES. The Company's revenues for the nine months ended September 30, 1996 were $4,963,000 which is a 13% increase over the revenues for the nine months ended September 30, 1995. Video poker revenues for the nine months ended September 30, 1996 totaled $2,914,000 representing a 10% increase over nine months revenues in the corresponding prior fiscal year. Seven percent of this video poker revenue increase was due to the Toledo Palace video poker parlor located in DeRidder, LA, which opened on October 19, 1995. Video poker revenues from the Company's other video poker parlor, the Gold Nugget located in Lafayette, LA, increased 3% to $2,729,000 in 1996 over the corresponding nine months of 1995. Revenues from fuel, food and beverage and convenience store operations at the Woodlands Truck Plaza located in DeRidder, LA for the nine months ended September 30, 1996 increase 17% to $2,049,000 over the revenues for the nine months of 1995.

    COST OF REVENUE. Cost of Revenue as a percentage of revenues increased to 52% in the nine months of 1996 from 47% in the first nine months of 1995 with approximately 2% of the increase due to costs associated with the operation of Toledo Palace, which opened in October, 1995, and 2% due to a year-to-date accounting adjustment to the truck stop fuel and supplies inventory.

    ADMINISTRATIVE. Administrative expenses for the first nine months of 1996 were $1,623,000 which is an increase of $792,000 over the first nine months of 1995. This increase is the resignation of the Company's Chief Executive Officer in March, 1996; financing, legal and accounting costs of approximately $175,000 in connection with an unsuccessful effort to complete a proposed underwritten secondary offering of securities in March 1996; consulting fees for exploring potential acquisitions of approximately $50,000; and fees of approximately $43,000 and expenses of approximately $230,000 in connection with the Company's efforts to refinance the Chrysolith Note, the Monarch Note and the Woodlands Note, new business development expenses of $32,000, consulting fees of $20,000 and office relocation costs of $80,000.

    INTEREST AND OTHER INCOME. Interest expense increased by 111% or $487,500 in the first nine months of 1996 to $926,000 compared with the first nine months of 1995.

    LIQUIDITY AND CAPITAL RESOURCES

    The level of cash increased by $749,000 for the nine months ended September 30, 1996 due primarily to the receipt of the net proceeds of the private placement of $4.8 million in aggregate principal amount of the Senior Bonds.

    In June 1996, through C.P. Baker & Co., Ltd. ("Baker") as placement agent, the Company privately offered to selected accredited investors a minimum of 7 units and a maximum of 12 units, each unit (the "Unit") consisted of one $500,000 principal amount of Senior Bonds and a warrant to purchase 100,000 shares of common stock, par value $.001 per share of the Company (the "Common Stock") at an exercise price of $1.00 per share (the "Warrant(s)"). The Warrants are exercisable at any time until June 30, 2001. The Senior Bonds are convertible at the option of the holder thereof at a conversion price of $5.00 per share of TWG common stock. The Company may at its option, redeem the Senior Bonds, in whole but not in part, a 100% of the principal amount together with the interest accrued thereon through the date fixed for redemption, within six months following a public offering by the Company of common stock that raises not less than $6,000,000 in gross proceeds. Holders of the Warrants are entitled to have their shares of TWG common stock subject to the Warrants registered as part of the next registered public offering of the common stock of the Company as permitted under the rules of the Securities and Exchange Commission. If no public offering of common stock has occurred by December 31, 1997, then upon written request of the holders of Warrants issued in connection with the Bonds and exercisable for not less than 700,000 shares of common stock, the Company will be obligated to file and use its reasonable efforts to cause to be declared effective a registration statement or post-effective amendment as permitted under the Securities Act of 1933. Interest on the Senior Bonds is payable by the Company semi-annually with the first payment due on December 15, 1996. The Company and Baker have agreed to extend the offering through November 30, 1996. As compensation to Baker, the Company paid a cash commission of 10% and a non-accountable expense allowance of 3% of the gross proceeds raised in this offering.

    Through October 31, 1996 the Company has issued Senior Bonds and received gross proceeds of $4.8 million. The net proceeds to the Company of this private placement after deducting commissions, non-accountable expenses, and offering expenses were approximately $4.1 million. The proceeds were used to retire the Chrysolith and Monarch Notes ($2.1 million) which were due on June 30, 1996, to repay the outstanding balance of the bridge financings due Baker ($220,000), to pay the scheduled quarterly payment of June 21, 1996 on the Prime Note ($292,000), to retire the Woodlands Note ($435,000), to pay trade payables ($300,000) and for general corporate purposes ($700,000).

    In connection with the issuance of the Senior Bonds, The Company has recorded a capital item the following items in the second quarter, 1996: placement costs through September 30, 1996 of $762,500 consisting of $624,000 in commissions and fees paid to Baker, and legal fees of $138,500, all of which will be amortized over the term of the debt in thirty-six (36) equal monthly installments. Also, the Company determined that the fair market value of the common stock underlying the issuance of the 960,000 Warrants to purchase 960,000 shares of TWG common stock to be $1,080,000 or $1 1/8 per share, based on daily trading prices as reported on the NASDAQ National Market System from December 1994 through June 1996, The Company has therefore recorded the fair market value as a Discount on Convertible Debt which will be amortized over a thirty-six (36) month period unless converted to common stock. The Company believes, although there can be no assurance, that existing cash and anticipated cash flow from current operations will be sufficient to satisfy its liquidity and capital requirements for the next twelve months.

    On November 5, 1996 the voters in Lafayette and Beauregard parishes in Louisiana where the Company currently has video poker operations, were among 35 of 64 Louisiana parishes that voted to eliminate video poker. As a result, the

    Company must cease its video poker operations by June 30, 1999 in both of those parishes. The Company believes that cash flow generated from existing operations (barring any extraordinary circumstances) and assuming operations continue at or above current levels, should be sufficient to cover carrying interest and retire its existing debt over the next 32 months. Local gaming associations are evaluating their options to challenge the legality of local option gaming elections.

    The Company is evaluating the potential impact that this voter mandate has under FASB 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

    NOTE ON FORWARD-LOOKING INFORMATION

    Certain statements in this Form 10-QSB and in the future filings by the Company with the Securities and Exchange Commission and in the Company's written and oral statements made by or with the approval of an authorized executive officer constitute "forward-looking statements" within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words "believe", "expect" and "anticipate" and similar expressions identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, but are subject to many uncertainties and factors relations to the Company's operations and business environment which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties included, but are not limited to, changes in customer demand and requirements, mix of leases written, new product announcements, interest rate fluctuations, changes in federal income tax laws and regulations, competition, industry specific factors and world wide economic and business conditions. The mix of leases written in a quarter is a result of a combination of factors, including, but not limited to, changes in customer demands and/or requirements, new product announcements, price changes, changes in delivery dates, changes in maintenance policies and the pricing policies of equipment manufacturers, and price competition from other lessors. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

                             PART II - OTHER INFORMATION



ITEM 5.  OTHER INFORMATION

         On September 12, 1996, Mr. Roy Student, citing personal reasons, resigned from the Company's Board of Directors. Mr. Andrew Tottenham and Mr. Richard Taft will serve on both the Audit and Compensation Committees.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  Exhibits

                   Item                     Method of Filing
                   ----                     ----------------

          3.1 Articles of Incorporation,    Incorporated by reference to
              as amended                    Exhibit 3.1 contained in the
                                            registration statement on Form
                                            SB-2 (File No. 33-85446-A).


          3.2 Bylaws                        Incorporated by reference to
                                            Exhibit contained in the
                                            registration statement on Form
                                            SB-2 (File No. 33-85446-A).

          4.1 Form of 12% Secured           Filed herewith
              Convertible Senior Bond
              due June 30, 1999


          4.2 Form of Warrant dated         Filed herewith.
              June 30, 1996.

         27.1 Financial Data Schedule       Filed herewith.

         99.1 Press Release dated           Filed herewith.
              November 6, 1996.

    (b)  Reports on Form 8-K

         None.


Signature:

                               TRANS WORLD GAMING CORP.


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       TRANS WORLD GAMING CORP.




                                       ----------------------------------------
                                       Dominick J. Valenzano
                                       Chief Financial Officer & Treasurer


November 12, 1996