Form 10KSB
period 1997-01-01
TRANS WORLD GAMING CORP
filed 1997-03-31
CIK 914577

--------------------------------------------------------------------------------
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                    FORM 10-KSB

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended December 31, 1996

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                    to
                                    -------------------   ---------------------

                            COMMISSION FILE NO.:  0-25244

                             --------------------
                               TRANS WORLD GAMING CORP.
                (Exact name of registrant as specified in its charter)



                NEVADA                               13-3738518
     (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)             Identification No.)


        ONE PENN PLAZA, SUITE 1503                   10119-0002
             NEW YORK , NY                           (Zip Code)
(Address of principal executive offices)


         Registrant's telephone number, including area code:  (212) 563-3355

           Securities registered pursuant to Section 12(b) of the Act: NONE

             Securities registered pursuant to Section 12(g) of the Act:

                            COMMON STOCK, $.001 PAR VALUE
                          WARRANTS TO PURCHASE COMMON STOCK

                             --------------------
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES /X/   NO / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.   / /

     As of March 31, 1997, 3,044,286 shares of Common Stock of the Registrant were deemed outstanding, and the aggregate market value of the Common Stock of the Registrant as of that date (based upon the closing price of the Common Stock at that date as reported by the Nasdaq SmallCap Market), excluding outstanding shares beneficially owned by directors and executive officers, was approximately $3,234,554.

     Portions of the Registrant's proxy statement, dated April 24, 1997 for the Annual Meeting of Shareholders to be held May 27, 1997 (the "1997 Proxy Statement"), are incorporated by reference into Part III of this Report, to the extent specific pages are referred to herein.

Transitional Small Business Disclosure Format (check one)   YES / /   NO /X/
--------------------------------------------------------------------------------

                                        PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

         (a)  GENERAL DEVELOPMENT OF BUSINESS.

    Trans World Gaming Corp. (the "Company") was organized in October 1993 to acquire, develop and manage, to the extent permitted by applicable local laws, gaming establishments featuring mechanized gaming, including video gaming devices such as video poker machines.

    The Company currently owns certain interests in two gaming establishments at truck stops in Louisiana, which include (i) an establishment located at the 76 Plaza in Lafayette, Louisiana known as the "Gold Coin" (formerly the Gold Nugget), which has fifty (50) video lottery terminals ("VLTs"), and
    (ii) the Toledo Palace (the "Toledo Palace"), which the Company established and licensed at a truck stop located in DeRidder, Louisiana, known as the Woodlands Travel Plaza (the "Woodlands") which has fifteen (15) VLTs. Both the Gold Coin and the Toledo Palace establishments are licensed to operate only video lottery terminals, also known as "draw poker" machines. The Company owns real property at the Woodlands, and owns the right to receive the profits at the Gold Coin.

    In November 1996, residents in 35 out of 64 parishes in Louisiana, including both parishes in which the Gold Coin and the Toledo Palace are located, voted to discontinue video poker effective June 30, 1999. Currently, the Company is seeking to develop or acquire interests in gaming operations at other locations so that it will generate positive cash flow by 1999; however, there can be no assurance that the Company will be able to develop or acquire any such new operations by June 1999.

    On December 22, 1994, the Company acquired from Chrysolith, L.L.C., a Louisiana-licensed video gaming machine operator ("Chrysolith") and Prime Properties, Inc., which leases the 76 Plaza from National Auto Truckstops, Inc. ("Prime Properties"), certain rights (including an 18-year sub-leasehold interest, subject to the terms of an over-lease expiring in 1999, and a 100% interest in adjusted net revenues) in the Gold Coin. In December 1994, the Company purchased a non-voting 49% interest in Chrysolith for $1.00 and entered into an agreement with Chrysolith pursuant to which Chrysolith owns, maintains and operates the VLTs at the Gold Coin. The remaining 51% interest in Chrysolith is owned by Mr. Lee Young, a former director of the Company. Pursuant to a management agreement entered into between Chrysolith and the Company dated December 31, 1996, Chrysolith provides on-site management for all of the operations of both the Gold Coin and the Toledo Palace and acquires, installs, operates and maintains the VLTs at both facilities.

    The aggregate consideration paid by the Company to acquire both the interests of Chrysolith and Prime Properties in the adjusted net revenues of the Gold Coin and the sublease interest of Chrysolith was $10.5 million, of which $9.4 million has been paid in cash to date and of which approximately $1.1 million is due in four (4) equal quarterly installments through December 22, 1997 to Prime Properties.

    The Company receives the net revenues at both the Gold Coin and the Toledo Palace, which is the revenue generated by VLTs at both facilities after payment of franchise taxes by Chrysolith to the State of Louisiana and after payment of all prizes to the players (the "Net Win After Tax"). In accordance with a management arrangement between the Company and Chrysolith, the Company then reimburses Chrysolith for all direct operating costs incurred in the operation of the VLTs. At the Woodlands truckstop, additional revenue for the Company is derived from the sale of fuel, supplies and food normally associated with a truckstop operation.

    The Company's corporate offices are located at One Penn Plaza, Suite 1503, New York, New York 10119-0002 and its telephone number is (212) 563-3355.

         (b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

         The Company operates in a single industry segment: the ownership and management of gaming establishments that feature mechanized gaming devices.


         (c)  NARRATIVE DESCRIPTION OF BUSINESS.

SUMMARY

The company is engaged in the management of gaming establishments which feature mechanized gaming devices, such as video poker machines (the "VLTs" or "Devices"). The Company currently owns certain interests in two gaming establishments at truck stops in Louisiana, which include (i) the Gold Coin, located at the 76 Plaza in Lafayette, Louisiana, and (ii) the Toledo Palace that the Company established and licensed at the Woodlands located in DeRidder, Louisiana, which is approximately 120 miles from the Gold Coin. Both the Gold Coin and the Toledo Palace video poker parlors are licensed to operate only video lottery terminals, also known as "draw poker" machines. The Company owns real property at the Woodlands, and owns the right to the profits at the Gold Coin. In November 1996, residents in 35 out of 64 parishes in Louisiana, including both parishes in which the Gold Coin and the Toledo Palace are located, voted to discontinue video poker effective June 30, 1999.

INDUSTRY OVERVIEW

The gaming industry is highly fragmented and characterized by a high degree of competition among a large number of participants. The Gold Coin and the Toledo Palace compete with numerous existing and proposed gaming operations in Louisiana and adjacent portions of Mississippi, including truck stop sites which contain VLTs, comprehensive land-based and riverboat casinos, Native American gaming ventures and other forms of legalized gaming. In addition, under Louisiana law racetracks and off-track betting parlors may install an unlimited number of VLTs and establishments with alcoholic beverage licenses, such as restaurants and bars, are eligible to apply for a license to operate up to three VLTs. Hotels can apply for a license to operate up to twelve Devices. On November 5, 1996, voters in 35 of 64 parishes in Louisiana, including both parishes where the Company has operations, voted to discontinue video poker after June 30, 1999 (see "Regulations and Licensing").

Many of the Company's competitors and potential competitors have greater financial and marketing resources, have significantly more experience in operating gaming facilities, operate a greater number and variety of gaming facilities, and have better sites, than the Company. The Company believes that competition in the gaming industry is based on the quality and location of gaming facilities, the effectiveness of marketing resources and customer service and satisfaction.

There are four gaming operations within five miles of the Gold Coin and one gaming operation within five miles of the Toledo Palace, each of which contains 50 VLTs, as well as restaurants, bars and hotels which are limited to three VLTs each. In addition there are three land-based casinos on Native American reservations in Charenton, Kinder and Marksville, Louisiana, which are located approximately 60 miles from either the Gold Coin or the Toledo Palace.

In 1991, Louisiana enacted a law permitting unlimited stakes riverboat gaming on up to six gaming riverboats in any one parish (county) with a maximum of 15 riverboats for the entire state. The first of these riverboats became operational in December 1993. On November 5, 1996, all parishes that currently have riverboats voted to continue gaming beyond June 30, 1999. Louisiana has also approved land-based gaming for one location in downtown New Orleans, which opened a temporary facility in May 1995 and suspended operations in November 1995, and dockside gaming at certain locations on the Red River. The land-based casino has applied for reinstatement of its operations, approval for which is pending.

The Gold Coin and the Toledo Palace also compete with other forms of gambling, including bingo and pull tab games, card clubs, pari-mutuel betting on horse racing and dog racing and state sponsored lotteries, as well as other forms of wagering entertainment.

THE COMPANY'S FACILITIES

The Company owns certain interests in both the Gold Coin and Toledo Palace which feature VLTs, also known as "draw poker" machines. Louisiana law permits VLTs to be owned, maintained and operated only by a Louisiana resident or an entity that is majority-owned by a Louisiana resident. The VLTs at both locations are owned, maintained and operated by Chrysolith, which is a Louisiana-licensed video gaming machine operator. The Company owns a 49% membership interest in Class B membership units of Chrysolith.

Under Louisiana law, a truck stop gaming establishment site must meet certain standards in order to qualify as a licensed gaming facility. An establishment license must be obtained in order for the gaming facility to be operated at the site, however, the owner of an establishment for which there is an establishment license need not be a Louisiana resident or an entity which is majority-owned by Louisiana residents.

THE GOLD COIN

The Gold Coin gaming facility is located at a major intersection in Lafayette, Louisiana, currently has 50 VLTs that can be played for amounts ranging from $.25 to $2.00 per play, and is open 24 hours a day, seven days a week. The average daily net win of a VLT machine at the Gold Coin during 1996 was $292. Maintaining the existing customer base of the Gold Coin is a high priority of the Company's management. The Company believes that the atmosphere within the gaming facility, the training and responsiveness of the staff, the comfort factor and the security of the facility all contribute to continued patronage by its customers. Except for the Gold Coin, all of the businesses at the 76 Plaza are managed and operated by Prime Properties, which leases the 76 Plaza from National Auto Truck Stops, Inc. The portion of the 76 Plaza occupied by the Gold Coin is subleased by Prime Properties to the Company. The VLTs at the Gold Coin are owned, maintained and operated by Chrysolith, and the Gold Coin is managed by the Company.

SUBLEASE FOR GOLD COIN.   In 1994, Prime Properties entered into an 18-year
sublease (the "Sublease") with the Company for the Gold Coin that includes the right to operate under Prime Properties' establishment license for the Gold Coin. The Sublease is subject to the terms and conditions of a certain Over-Lease dated May 1, 1993 between National Auto Truck Stops, Inc. ("National"), as lessor, and Prime Properties, as lessee (the "Over-Lease"), which expires September 30, 1999. Upon expiration of the base term of the Over-Lease in 1999, Prime Properties has the contractual right (without any obligation to the Company) to extend the term for up to five successive three-year periods if Prime Properties fulfills all necessary conditions set forth in the Over-Lease. National, the lessor under the Over-Lease, has not granted its written consent to the Sublease. Prime Properties is not contractually obligated to the Company to exercise its right to extend the Over-Lease at the end of its term or any renewal term. In addition, National has the right to terminate the Over-Lease under certain circumstances, including a default by Prime Properties under the terms of the Over-Lease, or a non-renewal of the franchise relationship between National and Prime Properties. Rent under the Sublease is $3,000 per month, subject to adjustment for increases in the consumer price index and electricity costs. The Company's interest in the Sublease is security for the Company's three-year promissory note to Prime Properties dated December 22, 1994 in the original principal amount of $3,000,000, bearing interest at the rate of 10% per annum, payable in 12 equal quarterly installments (the "Prime Note").

Prime Properties must satisfy the following conditions in order to have the right to renew the Over-Lease: (i) Prime Properties must have complied with all conditions of the Over-Lease; (ii) Prime Properties must not be in default of any provisions in the Over-Lease, including that Prime Properties must use its good faith efforts to abide by the terms of a Franchise Agreement between National and Prime Properties, and a marketing agreement, if applicable; (iii) Prime Properties must satisfy all monetary obligations owed to National under the Over-Lease; (iv) Prime Properties must have complied with the qualification and training requirements of National; (v) Prime Properties must have executed a general release in favor of National and its officers, directors, shareholders and employees; and (vi) Prime Properties must simultaneously renew the franchise relationship between National and Prime Properties.

CHRYSOLITH OPERATING AGREEMENT. The Company is a member under, and party to, the Amended and Restated Regulations and Operating Agreement of Chrysolith, L.L.C., a Louisiana limited liability company, dated as of December 22, 1994 (the "Chrysolith Operating Agreement"). Lee Young, a former director of the Company, is the original manager of Chrysolith and holds a 33% interest in Chrysolith assets as they existed prior to the Company's becoming a member (the "Original Member Property"). The Chrysolith Operating Agreement sets forth the rights and obligations of the original members, all of whom are individuals (the "Original Members"), and the Company, which is a member. Under this agreement, Chrysolith operates, services and maintains the VLTs at the Gold Coin, and the Company provides management, financial and consulting services. The Company receives the Net Win After Taxes and pays a management fee to Chrysolith in an amount equal to its direct operating costs at the Gold Coin. The Original Members of Chrysolith had a membership interest in the Original Member Property until July 2, 1996 when the Company retired the Chrysolith Note.

WOODLANDS

The Woodlands, where the Toledo Palace is located, includes a 24-hour restaurant, a convenience store and a gas station that currently sells an average of approximately 130,000 gallons of fuel per month. The Woodlands is located on State Route 3236 in DeRidder, Louisiana, approximately 20 miles from the Texas border. The Company's wholly-owned subsidiary, Trans World Gaming of Louisiana, Inc. ("TWGLa"), has an establishment license for the operation of up to 50 VLTs at the Woodlands, and currently has 15 such devices at the Toledo Palace. The average daily net win of a VLT machine at the Woodlands during 1996 was $77. The Company is awaiting approval from the Louisiana authorities to increase the number of VLTs at the Toledo Palace to 33. In accordance with local law, alcoholic beverages are not sold at the Woodlands.

The primary customers of the Woodlands have been the loggers and truckers who service the Boise Cascade Paper Mill located one mile away, local farmers and loggers who purchase "off-the-road" diesel fuel, and local truckers. All fuel storage tanks at the Woodlands are situated above ground in order to minimize potential environmental issues typically associated with a fuel station.


Pursuant to the terms of the Chrysolith Operating Agreement, Chrysolith has purchased and installed, and operates, maintains and services the VLTs at the Toledo Palace, and the Company manages the truck stop operations at the Woodlands. The Company receives the Net Win After Taxes from the Toledo Palace and the net operating revenues derived from all of the truck stop operations at the Woodlands, after payment of all taxes payable to the State of Louisiana and payout of winnings from the Toledo Palace, and pays a management fee to Chrysolith in an amount equal to its direct operating costs at the Toledo Palace.

FUTURE OPERATIONS

The Company is currently investigating gaming facility management and acquisition opportunities in Europe and on Native American lands. The Company has no specific arrangements or understandings with respect to the management or acquisition of any gaming facility. There can be no assurance that the Company will manage or acquire any other gaming facilities.

Currently, the Company is focusing on developing and maximizing the profit potential of the Gold Coin and the Toledo Palace, two Louisiana video poker locations which the Company acquired in December 1994. The Company's long-range objective is to become a premier management company of mechanized gaming establishments in the United States at local neighborhood sites and internationally at hotel or resort locations. To achieve this goal, the Company's strategy consists of: (i) identifying gaming establishments which focus primarily on a local, machine-based market and in which the mechanized gaming devices are centrally audited by a local or state governmental office (such as the State Police Department in Louisiana); (ii) leasing or owning mechanized gaming machines that are user-friendly for occasional video gaming customers; and (iii) retaining local management following an acquisition to insure a smooth transition to the Company. Through this strategy, the Company believes it can address a specific niche in the gaming industry which attracts local, neighborhood markets as opposed to the destination, high-roller clientele. While the Company believes that there are significant opportunities in the Company's niche market outside the State of Louisiana, the Company is committed first to maximizing performance at its existing establishments before expanding to other markets.

In November 1996, residents in 35 out of 64 parishes in Louisiana, including both parishes in which the Gold Coin and the Toledo Palace are located, voted to discontinue video poker effective June 30, 1999. Currently, the Company is seeking to develop or acquire interests in other gaming operations at other locations so that the Company will continue to generate positive cash flow through 1999; however, there can be no assurance that the Company will be able to develop or acquire any such new operations by June 1999.

ACQUISITION AGREEMENTS

TOTTENHAM & CO. On January 1, 1997 the Company completed the acquisition of Art Marketing, Ltd. d/b/a Tottenham & Co., a United Kingdom corporation. Tottenham & Co. was founded in 1988 by Andrew Tottenham and is engaged in providing consulting services to gaming companies worldwide. The consideration paid for Tottenham & Co. by the Company included 500,000 shares of the Company's common stock, par value $.001 per share (the "Common Stock"), and warrants to purchase 250,000 shares at an exercise price of $.5938, the bid price of the Company's Common Stock on the date of the agreement as reported by the NASDAQ SmallCap
Market System.   In addition, the Company issued two promissory notes in the aggregate principal amount of $200,000 bearing interest at the rate of 10% per annum and payable on January 1, 2002. Beginning January 1, 1998, the Notes are convertible to shares of the Company's Common Stock at a conversion price of $1.00 per share at the option of the holders. Such convertibility feature will vest at a rate of 20% per year for each year after the date of the Note; provided, however, that if the Company completes a registered public offering of its common stock during the respective terms of the Notes, the Notes immediately become 100% vested and fully convertible. All of the Common Stock as well as the Common Stock underlying the warrants, carries certain piggyback registration rights.

GOLD COIN ACQUISITION. The Company acquired the interests of Prime Properties and Chrysolith in the Gold Coin Gaming Facility on December 22, 1994. The Company acquired the rights of Prime Properties to a fifty percent interest in the profits of the Gold Coin, under the terms of an agreement dated September 21, 1994 between Prime Properties and the Company (the "Prime Agreement"). Under the Prime Agreement, the Company agreed to pay a total of $6 million, of which $4.9 million has been paid to date, with the balance of $1.1 million due
in four equal quarterly installments through December 22, 1997.   The Company
also issued to Prime Properties 120,000 shares of its Common Stock and options to purchase up to an additional 120,000 shares of Common Stock exercisable at $7.00 per share, exercisable for a period of three years after the closing on the Prime Agreement.

On December 22, 1994, the Company acquired Chrysolith's right to participate in the profits of the Gold Coin and its subleasehold interest therein, for an aggregate purchase price of $4.5 million which was paid in full on July 2, 1996.

Under an Agreement dated September 21, 1994 among Prime Properties, Chrysolith, Monarch and the Company, if the Company fails to pay the Prime Note, all amounts due under this note would become immediately due and payable, the Company would lose all sublease rights, operating rights and rights to receive revenue from the Gold Coin, and the Company would forfeit all amounts previously paid to Prime Properties and Chrysolith in connection with the Gold Coin transactions.

Pursuant to an Agreement for Exchange of Shares dated July 13, 1994 between the Company and the shareholders of Lee Young Enterprises ("LYE"), under the Chrysolith Agreement, on December 22, 1994, the Company acquired all of the issued and outstanding capital stock of LYE in exchange for 100,000 shares of the Company's Common Stock and options to acquire up to an additional 200,000 shares of Common Stock at an exercise price of $7.00 which are exercisable for a period of two years commencing December 23, 1995. LYE owned various software programs and other technology and know-how relating to the operations of, and accounting for, gaming establishments.

WOODLANDS ACQUISITION. In October 1994, TWGLa acquired the Woodlands for approximately $1,000,000 pursuant to the exercise of an option originally granted to Monarch and assigned by Monarch to the Company. The balance of the purchase price for the Woodlands was paid in full in July 1996.

MONARCH

In April 1994, the Company acquired for $49,000 a 49% ownership interest in Monarch Casinos ("Monarch"), a Louisiana-licensed video gaming device operator founded in December 1993. In June and August 1994, the Company loaned Monarch an aggregate of $55,000 for working capital to manage the operations of the Woodlands under an agreement with the previous owner of the Woodlands. All of such loans are payable on demand, bear interest at the rate of 10% and are evidenced by promissory notes of Monarch. In October 1994, the Company credited Monarch $25,000 against prior advances in consideration for the assignment by Monarch to the Company of an option to purchase the Woodlands. It was originally intended that Monarch would own, operate and maintain the VLTs at both the Toledo Palace and the Gold Coin. However, the Company learned that as of June 30, 1995, Monarch did not renew its operator's license as required by the state of Louisiana, and as such, is no longer a licensed video operator in the state. Pursuant to the management agreements between Monarch and the Company, such a failure to renew or other termination of the operator's license results in a default under the agreements and the agreements were terminated on March 14, 1996. No further discussions have taken place between Monarch and the Company.

MARKETING

Since customers of truck stop video gaming facilities generally are drawn from the local population and surrounding area, the Company will focus its sales and marketing efforts within a 20 to 30 mile range of the Gold Coin and the Toledo Palace. Although the Company believes word-of-mouth and personal referrals are the most effective means of attracting regular patrons for local video gaming facilities, the Company intends to continue to advertise in local publications, provide brochures to tourist facilities, air brief commercials on local television and advertise on local billboards.

REGULATION AND LICENSING

LOUISIANA

VLT LICENSE. The manufacture, distribution, servicing and operation of VLTs in Louisiana are subject to the Louisiana Video Draw Poker Devices Control Law and the Rules and Regulations promulgated thereunder (the "Louisiana Act"), and to licensing and regulatory control by the Video Gaming Division of the Gaming Enforcement Section of the Office of State Police within the Department of Public Safety and Corrections (the "Louisiana Authorities"). The laws and regulations of the State of Louisiana are based upon declarations of policy which are concerned with protecting the video gaming industry from organized crime, illegal gambling activities and other harmful elements, and protection of the public from illegal and unscrupulous gaming to ensure the fair play of VLTs.

The Company also owns a 49% interest in Chrysolith, a licensed machine operator in Louisiana. Pursuant to the Chrysolith Operating Agreement with the Company, Chrysolith maintains, services and operates the VLTs at the Gold Coin and the Toledo Palace. The license held by Chrysolith is not transferable and must be renewed annually through payment of fees and continued compliance with the suitability requirements of the Louisiana Act. The Louisiana Authorities may, in accordance with certain regulatory procedures, limit, condition, suspend or revoke the license of Chrysolith for any violation of any rules or regulations of the Louisiana Authorities or any violations of the Louisiana Act, or for any other cause deemed reasonable by the Louisiana Authorities. Fines for violations of gaming laws, rules, or regulations may be levied against the licensees and the persons involved. Suspension or revocation of the license of Chrysolith could have a material adverse effect upon the business of the Company.

The Louisiana Authorities have the authority to conduct overt and covert investigations of any person, entity, applicant or participant involved directly or indirectly in the video gaming industry in Louisiana. This investigation may extend beyond the information provided in the formal application, including information with regard to the licensee's immediate family and relatives and their affiliations with certain groups, organizations, corporations, firms or other business entities. The investigation may also extend to every person who has or controls more than a five percent ownership, income or profit interest in an entity which has or applies for a license in accordance with the provisions of the Louisiana Act, or exercises a significant influence over the activities of a licensee. The Louisiana Authorities require the submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing must pay a filing fee which also covers the cost of investigation. If such a stockholder is found unsuitable, the Louisiana Authorities may require his removal from the venture or refuse to license the applicant. Further, the Louisiana Authorities, in their discretion, may require holders of the Company's debt securities, if any, to be found to be suitable persons. All persons or entities who have invested must meet all suitability requirements and qualifications for licensees. Each applicant for licensing must pay a filing fee which also covers the cost of investigation. Determinations of suitability or of questions pertaining to licensing are subject to review under the provisions of Louisiana's

Administrative Procedures Act and the Louisiana Act. In order for a corporation, such as Chrysolith, to be licensed by the Louisiana Authorities, it must be demonstrated that a majority of the equity securities in that corporation is owned by persons who have been domiciled in Louisiana for a period of at least two years prior to the date of the application.

VLTs must meet strict specifications established by the Louisiana Act and the number of VLTs which may be operated at a particular location depends on the nature of the location. The number of VLTs which may be operated at a truck stop is based upon average monthly fuel sales: (i) no more than 50 VLTs if sales equal at least 100,000 gallons per month and 40,000 of such gallons are diesel;
(ii) no more than 40 VLTs if sales equal at least 75,000 gallons per month and 30,000 of such gallons are diesel; (iii) no more than 35 VLTs if sales equal at least 50,000 gallons per month, and 10,000 of such gallons are diesel; (iv) no more than 3 machines if sales are less than 50,000 gallons per month, and (v) license can be revoked if sales are less than 25,000 gallons in any single month.

ESTABLISHMENT LICENSE. The Louisiana Act provides that a truck stop facility ("Establishment") must obtain a license as an Establishment to allow the placement and operation of VLTs therein. As of January 1, 1996, in order to qualify for a license to operate as a truck stop in Louisiana, the location must have paved parking for at least 50 18-wheelers, a 24 hour on-site restaurant facility, an on-site repair facility with at least one mechanic available, five developed contiguous acres, and certain other specified amenities (the "Qualified Truck Stop"). The Establishment license is typically granted to the owner of the truck stop facility, but may also be granted to a lessee of the facility. Prime Properties holds an Establishment license for the Gold Coin and TWGLa holds an Establishment license for the Toledo Palace.

In accordance with current video gaming law in Louisiana, the licensee of any license revoked by the Video Gaming Division of the State Police may not reapply for such license for a period of five years from the date of such revocation. Prior to having its license revoked by Louisiana Authorities, a truck stop facility which did not meet all of the requirements as of January 1, 1996 may voluntarily surrender its license under certain conditions and reapply when all criteria are met.

Except under emergency circumstances determined by Louisiana Authorities, if a licensed Establishment which otherwise was a Qualified Truck Stop, fails to sell a minimum of 25,000 gallons of fuel in any single month, the Establishment's video gaming license is subject to immediate revocation without a hearing.

Establishment and VLT owner licenses are subject to annual renewal in June of each year and the payment of an annual fee. The Louisiana Authorities have the same authority to deny, suspend, condition or revoke an Establishment license and to conduct investigations, including investigations of 5% or more owners, as it does for VLT owner licenses. The loss by Prime Properties or TWGLa of the Establishment licenses for the Gold Coin or the Toledo Palace, respectively, would have a materially adverse effect upon the business of the Company.

The Louisiana Act also provides protection to lessees of truck stop facilities. It provides that if the lease of a licensed Establishment expires or is terminated without legal cause by the owner of the Establishment, neither the owner nor any new lessee shall have the right to apply for a VLT license at the Establishment for six years; unless the owner of the Establishment was also the holder of the VLT license for the VLTs being operated at the Establishment, and the former lessee/licensee is given the right to continue operations at the Establishment by agreement with the owner or any new lessee.

GAMING TAXES. Effective July 1, 1994, the Louisiana Act was amended to increase the franchise payment rate from 22.5% to 32.5% of net VLT revenues from licensed truck stop gaming establishments. There can be no assurance that tax rates, fees or other payments to the State of Louisiana applicable to the Company's gaming operations will not be increased in the future.

FEDERAL REGULATION. The Federal Gambling Devices Act of 1962 (the "Federal Act") makes it unlawful, in general, for a person to manufacture, deliver, or receive gaming machines, gaming machine type devices, and related components across state lines or to operate gaming machines unless that person has first registered with the Attorney General of the United States. In order to manufacture, sell, deliver, or operate certain of its current and proposed products, the Company must register and renew its registration annually. In addition, various record keeping and equipment identification requirements are imposed by the Federal Act. Violation of the Federal Act may result in seizure and forfeiture of equipment, as well as other penalties.

LOUISIANA GAMING REFORM. At the close of a special legislative session on April 19, 1996, a local option bill was passed which required the residents of each parish in the state to vote on the future of gambling in their parish. On November 5, 1996 the residents in Lafayette and Beauregard parishes in Louisiana, where the Company currently has video poker operations, were among 35 of 64 Louisiana parishes that voted to eliminate video poker. As a result, the Company must cease its video poker operations by June 30, 1999 in both of those parishes. Currently, these are the only two facilities at which the Company has operations. The Company, through its Chrysolith affiliate, has joined with two video poker operators in the State in challenging the vote in the courts. The hearing was originally scheduled for January 13, 1997 but the State received a postponement to a date yet to be determined. The Company believes that cash flow generated from existing operations, barring any extraordinary circumstances, and assuming operations continue at or above current levels, should be sufficient to cover carrying interest and retire its existing debt by June 30, 1999. Currently, the Company is seeking to develop or acquire interests in other gaming operations at other locations so that it will be generating positive cash flow by 1999; however, there can be no assurance that the Company will be able to develop or acquire any such new operations by June 1999.

The Company has evaluated the impact that this voter mandate has under FASB 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and recorded an impairment loss in the fourth quarter 1996 of $11.4 million.

APPLICATION OF FUTURE OR ADDITIONAL REGULATORY REQUIREMENTS. In the future, the Company intends to seek the necessary licenses, approvals and findings of suitability for the Company and its personnel in other jurisdictions. However, there can be no assurance that such licenses, approvals or findings of suitability will be obtained and will not be revoked, suspended or conditioned or that the Company will be able to obtain the necessary approvals for its future activities. If a license, approval or finding of suitability is required by a regulatory authority and the Company fails to seek or does not receive the necessary license or finding of suitability, the Company may be prohibited from owning or operating gaming establishments in the jurisdiction.

COMPETITION

The gaming industry is highly fragmented and characterized by a high degree of competition among a large number of participants. The Gold Coin and the Toledo Palace compete with numerous existing and proposed gaming operations in Louisiana and adjacent portions of Mississippi, including truck stop sites which contain VLTs, comprehensive land-based and riverboat casinos, Native American gaming ventures and other forms of legalized gaming. In addition, under Louisiana law racetracks and off-track betting parlors may install an unlimited number of VLTs, and establishments with alcoholic beverage licenses, such as restaurants and bars, as well as hotels, are eligible to apply for a license to operate up to three VLTs. Many of the Company's competitors and potential competitors have greater financial and marketing resources, have significantly more experience in operating gaming facilities, operate a greater number and variety of gaming facilities, and have better sites, than the Company. The Company believes that competition in the gaming industry is based on the quality and location of gaming facilities, the effectiveness of marketing resources and customer service and satisfaction.

There are four gaming operations within five miles of the Gold Coin and one gaming operation within five miles of the Toledo Palace, as well as numerous restaurants, bars and hotels which are limited to three VLTs each. As of December 31, 1996, there were over 100 truck stops in Louisiana with VLTs. In addition there are three land-based casinos on Native American reservations in Charenton, Marksville and Kinder, Louisiana, which are located within 65 miles from the Gold Coin and the Toledo Palace, respectively. There also is a significant number of gaming license applications currently pending in Louisiana.

In 1991, Louisiana enacted a law permitting unlimited stakes riverboat gaming on up to six gaming riverboats in any one parish (county) with a maximum of 15 riverboats for the entire state. The first of these riverboats became operational in December 1993. On November 5, 1996, all parishes that currently have riverboats voted to continue gaming beyond June 30, 1999. Louisiana has also approved land-based gaming for one location in downtown New Orleans, which opened a temporary facility in May 1995 and suspended operations in November 1995, and dockside gaming at certain locations on the Red River. The land-based casino has applied for reinstatement of its operations, approval for which is pending.

The Gold Coin and the Toledo Palace also compete with other forms of gambling, including bingo and pull tab games, card clubs, pari-mutuel betting on horse racing and dog racing and state sponsored lotteries, as well as other forms of wagering entertainment.

EMPLOYEES

As of January 1, 1997, the Company had 14 full-time employees, (including two executive officers), 11 of whom are involved in managing and operating the Woodlands. The Company believes that its employee relations are satisfactory.

Item 2.  DESCRIPTION OF PROPERTY.


The Company's corporate offices are located at One Penn Plaza, Suite 1503, New York, New York, where it occupies approximately 1,000 square feet of office space under a lease at the rental rate of $2,500 per month expiring in October 1999. The original lease for the corporate offices was canceled on November 14, 1996.

The Company leases space for the Gold Coin under an 18-year sublease from Prime Properties consisting of 5,000 square feet of space, at a rent of $3,000 per month. TWGLa owns the 20-acre site on which the Woodlands is located in DeRidder, Louisiana.

ITEM 3.  LEGAL PROCEEDINGS.

In March 1995, the Company's wholly owned subsidiary TWGLa was served with a petition filed by Charles Alan Jones III and Kelly McCoy Jones (the "Petitioners") to enforce a mortgage held by the Petitioners on the Woodlands. The Petitioners held a promissory note from the Company in the principal amount of $435,000 (the "Note") which was secured by a mortgage on the property. The Company repaid the Note in July 1996 and the petition was dismissed.
The Company is not currently involved in any other material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY.

The executive officers of the Company, their ages and the offices held, as of March 15, 1997 are as follows:

Name                       Age   Position in the Company
----                       ---   -----------------------

Stanley Kohlenberg         64    Chairman and Director
Andrew Tottenham           39    Chief Executive Officer, President and Director
Dominick J. Valenzano      48    Chief Financial Officer, Treasurer and Director

Information regarding the business experience of the executive officers of the Company is set forth below.

    STANLEY KOHLENBERG was the Chief Executive Officer and President of the
Company from March 6, 1996 until his retirement on December 31, 1996.   He has
been a director of the Company since September 1994 and has been retained as a consultant through March 31, 1999. He has been a Managing Director of Tottenham & Co. an international gaming industry consulting company since January 1991. Mr. Kohlenberg was the acting Chief Financial Officer for the start-up and opening of the Teller House Casino is Central City, Colorado in 1991. Prior to January 1991, Mr. Kohlenberg held senior executive positions in the cosmetics industry as Chief Executive Officer of Alfin Inc. (1989-

1991), President of Sanofi Beauty (1984-1989), President of CFT Marketing (1980-1984), which was acquired by Sanofi Beauty in 1984, President of Calvin Klein Cosmetics (1977-1980), and Executive Vice President of Revlon, Inc. (1974-1977).

    ANDREW TOTTENHAM was hired on January 1, 1997 as President and Chief Executive Officer. Mr. Tottenham was a consultant to the Company from July 1996 to December 31, 1996 and has been a director of the Company since May 1996. He has been the President of Tottenham & Co., an international gaming industry consulting company, since 1988. Mr. Tottenham commenced his career in the gaming industry in 1975 and has worked for the Silhouette Club, Bally's Park Place, Connoisseur Club, and Victoria Casino.

    DOMINICK J. VALENZANO has served as a consultant to the Company since May 1994 and as the Treasurer, Chief Financial Officer and a director of the Company since September 1994. From September 1992 until May 1994, Mr. Valenzano was a mortgage banking representative for Jennings Mortgage Co., a mortgage banker. From 1974 to August 1992, Mr. Valenzano was employed by Control Data Corporation holding various positions, most recently that of Divisional Vice President of Finance.

                                       PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Effective December 15, 1994, the Company's Common Stock and warrants (the "$8.50 Warrants") commenced trading on the Nasdaq National Market System under the symbols IBET and IBETW, respectively. Prior to December 15, 1994, there was no established public trading market for the Company's Common Stock or the $8.50 Warrants. On December 17, 1996 trading on the Company's Common Stock was transferred to the NASDAQ SmallCap Market System for failure to maintain the minimum bid price requirements of the National Market System.


    COMMON STOCK . . . . . . . . . . . . . .      HIGH            LOW
1995
    First Quarter. . . . . . . . . . . . . .     7 3/4            3/4
    Second Quarter . . . . . . . . . . . . .         4          2 5/8
    Third Quarter. . . . . . . . . . . . . .     2 7/8          2 3/8
    Fourth Quarter . . . . . . . . . . . . .     1 3/4         1 5/16
1996
    First Quarter. . . . . . . . . . . . . .     1 1/2            3/4
    Second Quarter . . . . . . . . . . . . .     3 1/2          25/32
    Third Quarter. . . . . . . . . . . . . .    3 1/16          1 3/8
    Fourth Quarter . . . . . . . . . . . . .     1 1/8            3/8

    $8.50 WARRANTS
1995
    First Quarter. . . . . . . . . . . . . .     1 1/8            1/2
    Second Quarter . . . . . . . . . . . . .       3/4          13/32
    Third Quarter. . . . . . . . . . . . . .      9/16           5/16
    Fourth Quarter . . . . . . . . . . . . .      5/16            1/8
1996
    First Quarter. . . . . . . . . . . . . .       1/4            1/8
    Second Quarter . . . . . . . . . . . . .      1/32            1/8
    Third Quarter. . . . . . . . . . . . . .       3/8            1/4
    Fourth Quarter . . . . . . . . . . . . .      7/32           1/16

As of the date of this report (March 31, 1997), there were (a) 3,044,286 shares of Common Stock outstanding held of record by approximately 1,300 persons, (b) outstanding options to purchase an aggregate of 332,500 shares of Common

Stock outside of the Company's 1993 Incentive Stock Option Plan (the "1993 Plan"), (c) outstanding $8.50 Warrants to purchase an aggregate of 1,511,429 shares of Common Stock, (d) outstanding Warrants to purchase an aggregate of 499,875 shares of Common Stock issued in connection with the March 1996 Financing (see Item 6, Management's Discussion and Analysis or Plan of Operation
- Liquidity and Capital Resources), (e) outstanding $11.55 Warrants to purchase an aggregate of 151,143 shares of Common Stock, (f) outstanding $13.50 Warrants to purchase an aggregate of 151,143 shares of Common Stock, (g) $4.8 million principal amount of outstanding Senior Bonds convertible into shares of Common Stock at conversion prices of $2.00 to $3.125 per share (see Item 6, Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources), (h) outstanding $1.00 Warrants to purchase an aggregate of 960,000 shares of Common Stock issued in connection with the sale of the Senior Bonds (see Item 6, Management's Discussion and Analysis or Plan of Operation - Liquidity and Captial Resources), and (i) outstanding $.5938 Warrants to purchase an aggregate of 250,000 shares of Common Stock issued in connection with the acquisition of Tottenham & Co. (see to Item 1, Description of Business
- Narrative Description of Business - Acquisition Agreements). The Company has not declared or paid any cash dividends on its Common Stock since its inception and does not intend to pay any dividends for the foreseeable future.

The following chart sets forth information regarding all securities sold by the Company during the period covered by this Report which were not registered under the Securities Act:


                    DATE OF                                              EXEMPTION         CONVERSION/EXERCISE
                    -------                                              ---------         -------------------
SECURITIES SOLD      SALE     PURCHASERS          CONSIDERATION           CLAIMED                 TERMS
---------------      ----     ----------          -------------           -------                 -----


Bridge Warrants for   3/96   C.P. Baker &        Placement Agent       Section (2)       Exercisable at $.01 per share
499,875 shares               Co., Ltd.           Services              of '33 Act
Common Stock

9.6 Units (each Unit  6/96   Six accredited      $500,000 per Unit     Section (2)       Senior Bonds convertible at
consisting of one            investors (1)                             of '33 Act        $2.00 to $3.125 per share;
convertible Senior                                                                       Warrants exercisable at $1.00
Bond and one Warrant                                                                     per share (2)
to purchase 100,000
shares Common Stock)

500,000 shares        1/97   Andrew and          Common Stock of       Section (2)       N/A
Common Stock                 Robin               Tottenham & Co. (3)   of '33 Act
                             Tottenham

Warrants for          1/97   Andrew and          Common Stock of       Section (2)       Exercisable at $.5938 per share
250,000 shares               Robin               Tottenham & Co. (3)   of '33 Act
Common Stock                 Tottenham


(1) Value Partners, Ltd. - 6 Units; Anasazi Partners, Ltd. - 2 Units; Belvin and Lucille Friedson - 1/5 Unit; Fundamental Investors, L.P. - 2/5 Unit; and New Generation Limited Partnership - 1 Unit.

(2) For description of transaction, see Item 6, Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources.

(3) For description of transaction, see Item 1, Description of Business - Narrative Description of Business - Acquisition Agreements.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This Form 10-KSB contains certain forward-looking statements. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will,", "expect," "believe," "anticipates," "estimates," or "continue" or comparable terminology are intended to identify certain forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, including those set forth in the section below entitled "Important Factors to Consider."

The following discussion and analysis relates to the financial condition and results of operation of the Company for the two years ended December 31, 1996.

This information should be read in conjunction with the Company's Consolidated Financial Statements and notes appearing elsewhere herein. All amounts in the following discussions have been rounded to the nearest thousand except where indicated.

RESULTS OF OPERATIONS


                                  FOR THE YEARS ENDED DECEMBER 31,
                                  --------------------------------
                                     1996                 1995
                                     ----                 ----
                          (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)


Revenue                             $ 6,655             $ 5,853

Pre-Tax Income/(Loss)               (12,440)                172

Net Income/(Loss)                   (12,760)                 90

Earnings/(Loss) per share            $(5.02)               $.04

Common Shares Outstanding         2,544,286           2,544,286

FISCAL YEAR ENDED DECEMBER 31, 1996 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1995

REVENUES

Net revenues from the Company's video poker operations (defined as those amounts remaining with the Company after payment of winnings and state gaming taxes) from the Gold Coin and the Toledo Palace were $3.9 million for the year ended December 31, 1996, representing an increase of $.3 million or 8% as compared to the prior year ended December 31, 1995. Approximately $.2 million of the increase is attributable to a full year of operations at the Toledo Palace, as compared to three (3) months of operations in 1995. At the Woodlands, the Company derived revenues amounting to $2.8 million for the year ended December 31, 1996 primarily from the sale of fuel, representing an increase of $.5 million or 22% over the prior year's total of $2.3 million.

COST OF REVENUE

Cost of revenue, which consists of the direct cost of operating both the Gold Coin and the Toledo Palace, primarily in the areas of labor, security, and general office expenses on a 24-hour, 7-day schedule, were $1.1 million in 1996, representing a 19% increase over the prior year ended December 31, 1995. Of this increased amount, $.1 million is directly attributable to the expenses for a full year of operation at the Toledo Palace which was only in operation for three (3) months during 1995. The cost of revenue at the Woodlands was $2.9 million ($2.5 million of which was the cost of fuel) in 1996 as compared to $2.4 million ($1.9 million of which was the cost of fuel) in 1995, due to the increased fuel sales at the truck stop.

EXPENSES

Selling, general and administrative expenses were $1.87 million in 1996 representing a 33% increase over 1995. This increase is primarily attributable to one-time charges in 1996 as follows: approximately $175,000 in legal, accounting and financing costs in connection with an unsuccessful effort to complete a proposed underwritten secondary offering of securities in March 1996; fees of approximately $56,000 and expenses of $23,000 in connection with the Bridge during

1996 (see Item 6, Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources); office relocation costs of $80,000; and new business development costs of $100,000.

Amortization and depreciation increased from $.7 million in 1995 to $1.1 million in 1996 due to the amortization of deferred placement costs incurred in connection with the Senior Bonds issued by the Company on July 2, 1996 (see Item 6, Management's Discussion and Analysis or Plan of Operation - Liquidity and
Capital Resources).   Interest expense for the year ended December 31, 1996 was
$1.1 million compared to $.6 million for the year ended December 31, 1995, and is due primarily to the interest expense of $.3 million incurred in connection with the Senior Bonds issued on July 2, 1996. As a result of the Company's issuance of the Bridge Warrants (See: Liquidity and Capital Resources) and the subsequent repayment of the Bridge, the Company recognized interest expense of $416,000 in the second quarter of 1996, representing the difference between the trading price of $.8438 of the Company's Common Stock at the time of the Bridge as reported on the NASDAQ National Market System (Symbol: IBET) and the exercise price of $.01 per share for the 499,875 warrants issued in connection with the Bridge. All these warrants carry demand registration rights commencing in July 1996.

EARNINGS/(LOSS)

On November 5, 1996, the residents in the parishes in Louisiana where the Company's video poker operations are located voted to eliminate video poker effective June 30, 1999. The Company reviewed the carrying amount of long-lived assets, identifiable intangibles and goodwill related to those operations.
Based on a comparison of those assets against the expected future cash flows generated by those operations the Company recorded an asset impairment charge of $10.7 million. The Company is also offering for sale an associated truck stop property and upon reviewing the fair value of that property, which was less than the carrying amount, an additional impairment write down of $.7 million was recorded.

LIQUIDITY AND CAPITAL RESOURCES

The level of cash increased by $.3 million for the year ended December 31, 1996 due primarily to the receipt of the net proceeds of the private placement of $4.8 million in aggregate principal amount of the Senior Bonds, as hereinafter defined.

In March 1996 the Company retained C.P. Baker & Co., Ltd. ("Baker") for a period of one year as placement agent to arrange bridge and convertible debt financings. From March 25, 1996 through June 5, 1996, the Company completed bridge financings (the "Bridge") in the form of unsecured loans in the aggregate principal amount of $375,000, bearing interest at the rate of 10% per annum, which amount was paid in full in July 1996. In connection with the Bridge, the Company issued to Baker warrants to purchase 499,875 shares of the Company's common stock at an exercise price of $.01 per share (the "Bridge Warrants"). As compensation to Baker, the Company paid a cash commission of 15% of the aggregate Bridge proceeds, or $56,250.

In June 1996, through Baker as placement agent, the Company privately offered to selected accredited investors a minimum of 7 units and a maximum of 12 units (each, a "Unit") consisting of one 12% secured convertible senior bond due June 30, 1999 in the principal amount of $500,000 (each, a "Senior Bond") and a warrant to purchase 100,000 shares of Common Stock of the Company, at an exercise price of $1.00 per share (each, a "Warrant"). The Warrants are exercisable at any time until June 30, 2001. Initially the Senior Bonds, which are convertible at the option of the holder thereof to shares of the Company's Common Stock, had a conversion price of $5.00 per share. The conversion price was amended on December 23, 1996 to $2.00 per share if converted between December 23, 1996 and June 30, 1997; $2.50 per share of Common Stock if converted between July 1, 1997 and June 30, 1998 and $3.125 per share of Common Stock if converted thereafter. The Company may, at its option, redeem the Senior Bonds in whole, but not in part, at 100% of the principal amount then outstanding, together with the interest accrued thereon through the date fixed for redemption, within six months following a public offering by the Company of Common Stock that raises not less than $6,000,000 in gross proceeds. Holders of the Warrants are entitled to have the shares of Common Stock underlying their Warrants registered as part of the next registered public offering of the Common Stock of the Company as permitted under the rules of the SEC. If no public offering of Common Stock has occurred by December 31, 1997, then upon written request of the holders of Warrants issued in connection with the Senior Bonds and exercisable for not less than 700,000 shares of Common Stock, the Company will be obligated to file and use its reasonable efforts to cause to be declared effective a registration statement or post-effective amendment for such Common Stock as permitted under the Securities Act of 1933. Interest on the Senior Bonds is payable by the Company semi-annually and the first payment was made on December 15, 1996. The Company and Baker terminated the offering on November 30, 1996, after selling
9.6 Units, with gross proceeds of $4.8 million raised. As compensation to Baker, the Company paid a cash commission of 10% and a non-accountable expense allowance of 3% of the proceeds raised in the offering, totalling $624,000.

The net proceeds to the Company of the $4.8 million private placement after deducting commissions, non-accountable expenses, and offering expenses were approximately $4.1 million. The proceeds were used to retire the Chrysolith and Monarch Notes (collectively, $2.1 million) which were due on June 30, 1996, to repay the outstanding balance of the bridge financings due Baker ($220,000), to pay the scheduled quarterly payments of June 21, September 21, and December 21, 1996 on the Prime Note (collectively, $876,000), to retire the Woodlands Note ($435,000), to pay trade payables ($300,000) and for general corporate purposes ($169,000).

In connection with the issuance of the Senior Bonds, the Company has recorded as a capital item deferred placement costs through December 31, 1996 of $790,000 consisting of $624,000 in commissions and fees paid to Baker, and legal fees of $166,000, all of which will be amortized over the term of the debt in thirty-six
(36) equal monthly installments. In addition, the Company determined that the fair market value of the Common Stock underlying the issuance of Warrants to purchase 960,000 shares of Common Stock to be $1,080,000 or $1 1/8 per share. The Company has therefore recorded the difference between the fair market value of the Common Stock and the exercise price of the Warrants as a discount on Convertible Debt which will be amortized over a thirty-six (36) month period unless converted to Common Stock. The Company believes, although there can be no assurance, that existing cash and anticipated cash flow from current operations will be sufficient to satisfy its liquidity and capital requirements for the next twelve months.

The Company's obligation due to Prime Properties in connection with the December 1994 acquisition of the Gold Coin is evidenced by a three-year promissory note in the original principal amount of $3.0 million, which note is secured by the Company's sublease with Prime Properties for the Gold Coin premises (the "Prime Note"). As of March 26, 1997, the principal amount outstanding on the Prime Note was $835,000. Such amount matures in its entirety on December 22, 1997. If the Company defaults in its obligation under the Prime Note, it would lose all its interests in the Gold Coin, which loss would materially and adversely affect the financial condition and business of the Company.

PLAN OF OPERATIONS

The Company intends to continue operating the Gold Coin and the Toledo Palace as they are presently being operated; however, the Company has made available for sale its Woodlands property where the Toledo Palace is located.

In November 1996, residents in 35 out of 64 parishes in Louisiana, including both parishes in which the Gold Coin and the Toledo Palace are located, voted to discontinue video poker effective June 30, 1999. Currently, the Company is seeking to develop or acquire interests in gaming operations at other locations so that it will generate positive cash flow by 1999; however, there can be no assurance that the Company will be able to develop or acquire any such new operations by June 1999.

The Company has an agreement with Chrysolith pursuant to which Chrysolith owns, installed, operates, maintains and services the VLTs and provide on-site management services for all of the operations at both the Gold Coin and the Toledo Palace. The Company receives the net operating revenues derived from all of the businesses at both the Gold Coin and the Toledo Palace, after payment of all taxes payable to the State of Louisiana and payout of winnings from the gaming establishment, and pays a management fee to Chrysolith in an amount equal to the direct operating expenses of both facilities.

IMPORTANT FACTORS TO CONSIDER

ACCUMULATED DEFICIT; OPERATING LOSSES

On December 31, 1996, the Company had an accumulated deficit of approximately $13.2 million and a working capital deficit of approximately $578,000. For the period from its inception through December 31, 1995, the Company incurred a net loss of approximately $482,000. For the fiscal year ended December 31, 1996, the Company incurred a net loss of approximately $12.8 million which resulted primarily from a $11.4 million accounting charge under FASB 121. The Company's ability to achieve profitability is dependent upon the successful operation of gaming establishments at the Gold Coin and the Toledo Palace and the diversification of its operations into other locations or lines of business. There can be no assurance that the Company will achieve profitability as a result of these operations or otherwise.

OBLIGATION TO PRIME PROPERTIES

The Company's obligation due to Prime Properties in connection with the December 1994 acquisition of the Gold Coin is evidenced by a three-year promissory note in the original principal amount of $3.0 million, which note is secured by the Company's sublease with Prime Properties for the Gold Coin premises (the "Prime Note"). As of March 26, 1997, the principal amount outstanding on the Prime Note was $835,000. Such amount matures in its entirety on December 22, 1997. If the Company defaults in its obligation under the Prime Note, it would lose all its interests in the Gold Coin, which loss would materially and adversely affect the financial condition and business of the Company.

TERMINATION OF LOUISIANA OPERATIONS IN 1999; NEED TO DIVERSIFY

In November 1996, residents in 35 out of 64 parishes in Louisiana, including both parishes in which the Gold Coin and the Toledo Palace are located, voted to discontinue video poker effective June 30, 1999. At this time, the Company has no operations other than the Gold Coin and the Toledo Palace. Currently the Company is seeking to develop or acquire interests in gaming operations at other locations so it will have positive cash flow by 1999; however, there can be no assurance that the Company will be able to develop or acquire such new operations by that time.

POSSIBLE LOSS OF SUBLEASE AND OPERATING RIGHTS TO GOLD COIN; FORFEITURE OF ALL MONIES PAID IN CONNECTION WITH GOLD COIN TRANSACTIONS

A Note in the original principal amount of $3,000,000 payable to Prime Properties in equal quarterly installments through December 21, 1997 (the "Prime Note") is secured by the Company's sublease with Prime Properties for the Gold Coin premises. In the event the Company defaults on the Prime Note, Prime Properties could terminate the Company's sublease and its rights relating to the establishment license for the Gold Coin.

POSSIBLE INABILITY TO MEET DEBT SERVICE; RISK OF SEVERE LIMITATION ON BUSINESS

As of December 31, 1996, the principal amount of the Company's indebtedness under the Prime Note with respect to the Gold Coin was approximately $1.1 million, payable in equal quarterly installments through December 22, 1997. The Company is dependent on cash on hand and cash flow from operations (assuming continued operation of both the Gold Coin and Toledo Palace, which is not expected to continue past June 1999) to pay debt service on the Prime Note, as well as anticipated and unanticipated cash requirements. If cash on hand and cash flow from operations are insufficient to meet the debt service and other cash requirements, the Company will need to seek additional financing. There can be no assurance that the Company will be successful in obtaining additional financing or that such financing, if obtained, will be on terms favorable to the Company. If the Company defaults in its obligations under the Prime Note, it would lose its interests in the Gold Coin and the Woodlands, including the Toledo Palace, which would materially and adversely effect the business of the Company.

POSSIBLE LOSS OF SUBLEASE FOR GOLD COIN DUE TO TERMINATION OF OVER-LEASE

Simultaneously with the closing of the Company's initial public offering in December 1994, the Company entered into an 18-year sublease with Prime Properties for the Gold Coin premises at the 76 Truck Plaza. The sublease is subject to the terms and conditions of the lease between Prime Properties, the operator of the 76 Truck Plaza, as lessee and National Auto Truck Stops, Inc. ("National"), as lessor (the "Over-Lease"). Although National is aware of the Company's use of the Gold Coin facilities, National has not yet granted its written consent to the sublease, as required by the Over-Lease. The Over-Lease expires September 30, 1999, subject to the right of Prime Properties to extend the term for up to five successive three-year periods. Prime Properties is not contractually obligated to the Company to exercise its right to extend the Over-Lease at the end of its term or any renewal term. In addition, National has the right to terminate the Over-Lease under certain circumstances, including if Prime Properties defaults, under the terms of the Over-Lease, or if Prime Properties does not renew a franchise relationship between National and Prime Properties. The termination of the Over-Lease upon the expiration of its terms (or any renewal term), or as a result of a breach by Prime Properties or otherwise, will result in the termination of the Company's sublease for the Gold Coin gaming facility premises, and any such termination would have a materially adverse effect on the operations and the financial condition of the Company.

TAXATION OF GAMING OPERATIONS

Gaming operators are typically subject to significant taxes and fees in addition to federal and state corporate income taxes, and such taxes and fees are subject to increase at any time. Any material increase in these taxes or fees would adversely affect the results of operations of the Company. Under Louisiana law, approximately 32.5% of gaming revenues (after payout of winnings) generated by the Gold Coin and the Toledo Palace is payable as gaming taxes to the State of Louisiana, and there can be no assurances that tax rates, fees or other payments to the State applicable to the Company's gaming operations will not be increased in the future.

POSSIBLE LOSS OF ESTABLISHMENT LICENSE

Effective January 1, 1996, in order for the maximum of 50 VLTs to be operated at a truck stop location in Louisiana, the truck stop must meet certain requirements relating to its operation as a truck stop, including the operation of a 24-hour restaurant, the availability of mechanic services 24 hours/7 days a week, paved parking for at least 50 18-wheeled vehicles and the sale of at least 100,000 gallons of fuel per month, of which 40,000 gallons must be diesel fuel. The Company believes that the Woodlands, and the 76 Truck Plaza at which the Gold Coin is located, currently satisfy these requirements. The failure of either location to meet the standard for maintaining a truck stop gaming establishment could cause the number of VLTs permitted to be operated at such location to be decreased or eliminated, which could have a material adverse impact on the revenue of the Company. Moreover, if Prime Properties (which operates the 76 Truck Plaza at which the Gold Coin is located) or the Company (which operates the Woodlands) loses its fuel franchise for any reason, the truck stop would no longer qualify as a site for a gaming establishment.

NEED FOR ADDITIONAL FINANCING

The Company believes, although there can be no assurance, that existing cash, together with anticipated cash flows from operations, and from the net proceeds from the Company's private placement in June 1996 of $4.8 million in principal amount of its Senior Bonds, will be sufficient to satisfy its liquidity and capital requirements for the next twelve months. After twelve months, the Company may require additional capital to fund operations and growth opportunities. If such additional financing is not available, this would have a materially adverse effect on the financial condition and operations of the Company. The Company may require additional financing for acquisition of other gaming businesses when and if the opportunity to acquire such businesses arises; in particular, after June 1999 when its operations in Louisiana will be required to close. The Company has no immediate plan, agreements or understandings with respect to such transactions. The Company's ability to obtain additional financing may be limited for a number of reasons, including the fact that a substantial portion of the Company's assets are subject to liens. There can be no assurance that such financing will be available on terms favorable to the Company or at all.

LICENSING AND REGULATION

The Company's operations will be subject to regulation by each jurisdiction in which it plans to conduct business, as well as federal laws and the laws of any foreign country in which it seeks to operate. Each of the Company's officers, directors, managers and principal stockholders, as well as persons who have more than a 5% income or profit interest in, or who exercised significant influence over the activities of, the Company will be subject to strict scrutiny and approval of the gaming commission or other regulatory body of each jurisdiction in which the Company may conduct gaming operations. The Company has not been, and cannot be, licensed in Louisiana to directly own or operate VLTs because of the residency requirements for such a license. The ownership, operations and management of the VLTs at the Gold Coin and the Toledo Palace have been undertaken by Chrysolith, a video machine operator licensed in the State of Louisiana. If Chrysolith's licenses are revoked, not renewed or are otherwise impaired, the Company would either have to enter into an agreement with another Louisiana-licensed VLT operator, or terminate gaming operations at the locations at which Chrysolith owns, operates and maintains VLTs. There can be no assurance that the Company could enter into an agreement with another Louisiana-licensed VLT operator expeditiously or on acceptable terms, if at all. In such event, and if it were unable to do so, the Company's operations and financial condition would be materially adversely affected. The Company owns 49% of the Class B membership units in Chrysolith.

The failure to obtain any license for properties upon which the Company plans to operate or manage a gaming establishment in the future would have a materially adverse effect on the Company's business. Obtaining required licenses can be time consuming and costly with no assurance of success. In addition, the Company is subject to changes in the laws of the jurisdictions in which it operates, which could materially limit the Company's ability to conduct business profitably. In the event that a required license is not granted for any particular location, the Company's options would include effecting a transfer of substantially all the related gaming assets to a different location or selling its interest in the gaming operations at that location to a third party. There can be no assurance that the Company would be able to relocate gaming assets or sell its interests on acceptable terms or at all, and the inability to do so would have a materially adverse effect upon the business and prospects of the Company.

COMPETITION

The Company faces a high degree of competition from a large number of participants in the gaming business. The Gold Coin and the Toledo Palace compete with numerous existing and proposed gaming operations in Louisiana and, to a lesser extent, adjacent portions of Mississippi, including truck stop sites which contain VLTs, comprehensive land-based and riverboat casinos, Native American gaming ventures and other forms of legalized gambling. In addition, under Louisiana law racetracks and off-track betting parlors may install an unlimited number of VLTs, and establishments with alcoholic beverage licenses, such as restaurants and bars, as well as hotels, are eligible to apply for a license to operate up to three VLTs. Many of the Company's competitors and potential competitors have greater financial and marketing resources, have significantly more experience in operating gaming facilities, operate a greater number and variety of gaming facilities, and have better sites, than the Company. The Company believes that competition in the gaming industry is based on the quality and location of gaming facilities, the effectiveness of marketing resources and customer service and satisfaction. There are four gaming operations within five miles of the Gold Coin and one gaming operation within five miles of the Toledo Palace, all of which contain 50 VLTs, as well as numerous restaurants, bars and hotels which are limited to three VLTs each. As of January 1, 1996, there were approximately 100 truck stops with VLTs and three land-based casinos on Native American reservations in Louisiana, and a significant number of gaming license applications pending in the State. In addition, the Company will likely face significant competition if it begins operations in geographical areas other than Louisiana.

DEPENDENCE ON CHRYSOLITH

The Company does not have, and will not be able to obtain, a license to own or operate VLTs in Louisiana because such licenses may be granted only to Louisiana residents or entities which are at least 51% owned by Louisiana residents. The Company has entered into agreements with Chrysolith pursuant to which Chrysolith operates the VLTs at the Gold Coin and at the Toledo Palace. If for any reason Chrysolith or its 51% shareholder is determined by the Louisiana Authorities to be in violation of Chrysolith's license or of Louisiana law and regulations, and Chrysolith subsequently loses its operator's license, or such license is limited or modified, the Company would need to immediately replace Chrysolith with another Louisiana licensee to operate the Toledo Palace and the Gold Coin. Any such licensed operator would then be required to own or obtain VLTs for these gaming facilities. Although the Company believes that a substitute for Chrysolith could be located, there can be no assurance that the Company could find such a replacement quickly or in a timely way, or that such a licensee would agree to operate VLTs at the Toledo Palace and the Gold Coin on terms acceptable to the Company. There can be no assurance that Chrysolith will be able to successfully operate the VLTs at the Gold Coin and Toledo Palace. If the Company were required to find a replacement for Chrysolith and were unable to do so expeditiously, its business and financial condition would be materially adversely affected.

LIABILITY INSURANCE

The Company currently maintains and intends to maintain general liability insurance with coverage limits of $1,000,000 per occurrence, $2,000,000 per year in the aggregate. The Company also maintains a $1,000,000 umbrella liability insurance policy (with a $10,000 self-insured retention). There can be no assurance that liability claims will not exceed the coverage limits of such policies or that such insurance will continue to be available on commercially reasonable terms or at all. There can be no assurance that such insurance will be adequate to cover unanticipated liabilities.

NO DIVIDENDS

The Company has not paid any dividends to date on its Common Stock, and does not expect to declare or pay any dividends in the foreseeable future. The Company intends to retain future earnings for investment in its business.

POSSIBLE DELISTING AND RISK OF LOW-PRICED SECURITIES

The Company's Common Stock is listed on the NASDAQ SmallCap Market System. To maintain its listing of securities, the NASDAQ SmallCap Market System requires satisfaction of certain financial tests, including the attainment of specified minimum levels of assets, income, net worth and certain minimum requirements relating to the market value of the securities to be listed (exclusive of shares owned by insiders), as well as the number of shares and stockholders. There can be no assurance that the Company will be able to satisfy the foregoing requirements or certain other specified financial tests and market related criteria for continued quotation on the NASDAQ SmallCap Market System. If the Company is unable to satisfy such maintenance criteria in the future, its Common Stock may be delisted from trading on the NASDAQ SmallCap Market System. Trading in the Company's securities would thereafter be conducted in the over-the-counter market in the so-called "pink sheets" or the "Electronic Bulletin Board" of the National Association of Securities Dealers, Inc. ("NASD") and consequently an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the price, of the Company's securities.

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. Commission regulations generally define a penny stock to be an equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such exceptions include any equity security listed on NASDAQ and any equity security issued by an issuer that has (i) net tangible assets of at least $2,000,000, if such issuer has been in continuous operation for three years, (ii) net tangible assets of at least $5,000,000, if such issuer has been in continuous operation for less than three years, or (iii) average annual revenue of at least $6,000,000, if such issuer has been in continuous operation for less than three years. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith. In addition, if the Company's securities are not quoted on NASDAQ, or the Company does not have $2,000,000 in net tangible assets, trading in the Common Stock would be covered by Rule 15g-9 promulgated under the Exchange Act for non-NASDAQ and non-exchange listed securities. Under such rule, broker/dealers who recommend such securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities also are exempt from this rule if the market price is at least $5.00 per share. If the Company's securities become subject to the regulations applicable to penny stocks, the market liquidity for the Company's securities could be severely affected. In such an event, the regulations on penny stocks could limit the ability of broker/dealers to sell the Company's securities and thus the ability of purchasers of the Company's securities to sell their securities in the secondary market.

POSSIBLE ADVERSE EFFECT OF ISSUANCE OF PREFERRED STOCK

The Company's Articles of Incorporation authorize the issuance of 2,000,000 shares of "blank check" Preferred Stock, with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, the Company's Board of Directors is empowered, without further stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the Preferred Stock could be used, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. The Company has no current plans to issue any shares of Preferred Stock. However, there can be no assurance that Preferred Stock will not be issued at some time in the future.

ITEM 7.  FINANCIAL STATEMENTS.

The following items are included in this Report:

FINANCIAL STATEMENTS                                                      PAGE

Index to Consolidated Financial Statements                                 F-1
Independent Auditor's Report                                               F-2
Consolidated Balance Sheet                                                 F-3
Consolidated Statements of Operations                                      F-4
Consolidated Statements of Changes                                         F-5
Consolidated Statements of Cash Flows                                      F-6
Notes to Consolidated Financial Statements                                 F-8

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

                                       PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         (a)  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         The information under the caption "Proposal for Election of Directors
         - Nomination - Information about Nominees and - Other Information About Nominees" contained on pages 3 and 4 of the 1997 Proxy Statement, with respect to directors of the Company, is incorporated herein by reference. The information concerning executive officers of the Company is included in this Report under Item 4A, "Executive Officers of the Company."

         (b)  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 11 of the 1997 Proxy Statement is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION.

The information under the captions "Executive Compensation" and "Proposal for Election of Directors - Directors' Compensation" contained on pages 7 and 8, and page 5, respectively, of the 1997 Proxy Statement is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information under the caption "Principal Shareholders and Beneficial Ownership of Management" contained on pages 5 and 6 of the 1997 Proxy Statement is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information under the caption "Certain Transactions" contained on pages 9 through 11 of the 1997 Proxy Statement is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  EXHIBITS

         Reference is made to the Exhibit Index hereinafter contained, at Pages E-1 through E-4 of this Report.

         A copy of any exhibits listed or referred to herein will be furnished at a reasonable cost to any person who was a shareholder of the Company as of March 30, 1997, upon written request from any such person. Requests should be sent to: Dominick J. Valenzano, Chief Financial Officer and Treasurer, Trans World Gaming Corp., One Penn Plaza, Suite 1503, New York, New York 10119-0002.

         The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-KSB pursuant to Item 13(a)(3):

              A. Employment Agreement dated March 6, 1996 between the Company and Stanley Kohlenberg (incorporated by reference to Exhibit
                   10.11 in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995 (File No. 0-25244)).


              B. Employment Agreement between the Company and Dominick J. Valenzano (incorporated by reference to Exhibit 10.12 in the Company's Registration Statement on Form SB-2 (File No. 33-85446-A)).

              C. 1993 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.13 in the Company's Registration Statement on Form SB-2 (File No. 33-85446-A)).

              D. Consulting Agreement dated January 1, 1997 between the Company and Stanley Kohlenberg (filed herewith).

              E. Employment Agreement dated January 1, 1997 between the Company and Andrew Tottenham (filed herewith).

              F. Employment Agreement dated February 1, 1997 between the Company and Christopher Moore (filed herewith).

    (b)  REPORTS ON FORM 8-K

The Company filed no reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1996.

                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  TRANS WORLD GAMING CORP.
                                  (registrant)


Dated:   March 31, 1997          By:  /s/  Andrew Tottenham
                                      ----------------------------------------
                                        Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below the following persons on behalf of the Registrant on March 31, 1997 in the capacities indicated.

                                  SIGNATURE AND TITLE

                                  /s/  Andrew Tottenham
                                  ---------------------------------
                                  Andrew Tottenham
                                  President, Chief Executive Officer
                                  (principal executive officer), and Director

                                  /s/  Dominick J. Valenzano
                                  ----------------------------------
                                  Dominick J. Valenzano
                                  Chief Financial Officer, Treasurer
                                  (principal financial and accounting officer), and Director

                               TRANS WORLD GAMING CORP.
                    EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-KSB
                         FOR THE YEAR ENDED DECEMBER 31, 1996


Item No. Item                                                           Method of Filing
3.1      Articles of Incorporation                                      Incorporated by reference to Exhibit 3.1 contained in the
                                                                        registration statement on Form SB-2 (File No. 33-85446-A).

3.2      By-laws                                                        Incorporated by reference to Exhibit 3.2 contained in the
                                                                        registration statement on Form SB-2 (File No. 33-85446-A).

4.1      Specimen Common Stock Certificate                              Incorporated by reference to Exhibit 4.1 contained in the
                                                                        registration statement on Form SB-2 (File No. 33-85446-A).

4.2      Specimen Redeemable Common Stock Purchase Warrant              Incorporated by reference to Exhibit 4.2 contained in the
                                                                        registration statement on Form SB-2 (File No. 33-85446-A).

4.3      Form of Warrant Agreement                                      Incorporated by reference to Exhibit 4.3 contained in the
                                                                        registration statement on Form SB-2 (File No. 33-85446-A).

4.4      Confidential Private Placement Memorandum dated                Filed electronically.
         June 30, 1999

4.5      Supplement No. 1 dated January 14, 1997 to                     Filed electronically.
         Confidential Private Placement Memorandum dated
         June 30, 1999

4.6      Indenture dated as of November 1, 1996 between                 Filed electronically.
         the Company and Trans World Gaming of
         Louisiana, Inc., as Issuer, and U.S. Trust Company
         of Texas, N.A., as Trustee

4.7      Form of 12% Secured Convertible Senior Bond due                Filed electronically.
         June 30, 1999

4.8      Form of Warrant to Purchase Common Stock Dated                 Filed electronically.
         July 1, 1996

4.9      Form of Warrant for Purchase of Shares of                      Filed electronically.
         Common Stock dated January 1, 1997

4.10     Form of Non-Negotiable Promissory Note dated                   Filed electronically.
         January 1, 1997

10.1     Agreement for Exchange of Shares dated July 13,                Incorporated by reference to Exhibit 10.1
         1994, between the Company and the shareholders                 contained in the registration statement on Form SB-2 (File
         of Lee Young Enterprises, Inc.                                 No. 33-85446-A).


10.2     Asset Purchase Agreement dated as of September                 Incorporated by reference to Exhibit 10.2 contained
         21, 1994, between the Company and Chrysolith                   in the registration statement on Form SB-2 (File No.
         L.L.C.                                                         33-85446-A).

10.3     Agreement of Sale dated as of September 21, 1994,              Incorporated by reference to Exhibit 10.3 contained
         between the Company and Prime Properties, Inc.                 in the registration statement on Form SB-2 (File No.
                                                                        33-85446-A).

10.4     Form of Lease between Prime Properties, Inc. and               Incorporated by reference to Exhibit 10.4 contained
         the Company                                                    in the registration statement on Form SB-2 (File No.
                                                                        33-85446-A).

10.5     Agreement dated September 21, 1994, among                      Incorporated by reference to Exhibit 10.5 contained
         Chrysolith L.L.C., Prime Properties, Inc., Monarch             in the registration statement on Form SB-2 (File No.
         Casinos, Inc. of Louisiana ("Monarch") and the                 33-85446-A).
         Company

10.6     Asset Purchase Agreement dated September 21,                   Incorporated by reference to Exhibit 10.6 contained
         1994, between Chrysolith L.L.C. and Monarch                    in the registration statement on Form SB-2 (File No.
                                                                        33-85446-A).

10.7     Lease (with option) dated May 10, 1994 among                   Incorporated by reference to Exhibit 10.7 contained
         Lula Miller, Inc. Charles A. Jones III and Kelly               in the registration statement on Form SB-2 (File No.
         McCoy Jones, as Lessor, and Monarch, as Lessee                 33-85446-A).


10.8     Offer to Purchase dated October 4, 1994, among                 Incorporated by reference to Exhibit 10.8 contained
         Trans World Gaming of Louisiana, Inc., Monarch,                in the registration statement on Form SB-2 (File No.
         Lula Miller, Inc., Charles A. Jones III and Kelly              33-85446-A).
         McCoy Jones


10.9     Memorandum of Agreement dated March 18, 1994                   Incorporated by reference to Exhibit 10.9 contained
         between the Company and Yves Gouhier and                       in the registration statement on Form SB-2 (File No.
         Camille Costard to acquire shares of Casino                    33-85446-A).
         Cherbourg S.A., as amended (English translation,
         except amendment is in French)

10.10    Shareholder Agreement dated April 7, 1994,                     Incorporated by reference to Exhibit 10.10 contained
         between the Company and Michael A. Edwards, as                 in the registration statement on Form SB-2 (File No.
         the shareholders of Monarch                                    33-85446-A).

10.11    Employment Agreement dated March 6, 1996                       Incorporated by reference to Exhibit 10.11 contained
         between the Company and Stanley Kohlenberg                     in the Form 10-KSB for the fiscal year ended
                                                                        December 31, 1995 (File No. 0-25244).

10.12    Employment Agreement between the Company                       Incorporated by reference to Exhibit 10.12 contained
         and Dominick J. Valenzano                                      in the registration statement on Form SB-2 (File No.
                                                                        33-85446-A).

10.13    1993 Incentive Stock Option Plan                               Incorporated by reference to Exhibit 10.13 contained
                                                                        in the registration statement on Form SB-2 (File No.
                                                                        33-85446-A).

10.14    Form of 4 1/2 % Bridge Note                                    Incorporated by reference to Exhibit 10.14 contained
                                                                        in the registration statement on Form SB-2 (File No.


                                                                        33-85446-A).

10.15    Form of 10% Secured Bridge Note                                Incorporated by reference to Exhibit 10.15 contained
                                                                        in the registration statement on Form SB-2 (File No.
                                                                        33-85446-A).

10.16    Collateral Mortgage relating to the Woodlands                  Incorporated by reference to Exhibit 10.16 contained
         Travel Plaza                                                   in the registration statement on Form SB-2 (File No.
                                                                        33-85446-A).

10.17    Operating Agreement dated as of December 22, 1994              Incorporated by reference to Exhibit 10.17 contained
         between the Company and Chrysolith relating                    in the Company's Form 10-KSB for  the fiscal year
         to the Gold Coin                                               ended December 31, 1994.

10.18    Note in principal amount of $75,000 payable by                 Incorporated by reference to Exhibit 10.18 contained
         Monarch (and assumed by the Company)                           in the Company's Form 10-KSB for  the fiscal year
                                                                        ended December 31, 1994.

10.19    Lease Agreement dated May 1, 1993 between                      Incorporated by reference to Exhibit 10.19
         National Auto/Truck Stops, Inc. and Prime                      contained in the Form 10-KSB for the fiscal year
         Properties with respect to the 76 Plaza                        ended December 31, 1995 (File No.  0-25244).

10.20    Agreement and General Release dated as of March                Incorporated by reference to Exhibit 10.20 contained
         6, 1996 between the Company and R. K. Merkey                   in the Form 10-KSB for the fiscal year ended
                                                                        December 31, 1995 (File No. 0-25244).

10.21    Forbearance Agreement dated January 19, 1996                   Incorporated by reference to Exhibit 10.21 contained
         between the Company and Chrysolith                             in the Form 10-KSB for the fiscal year ended
                                                                        December 31, 1995 (File No. 0-25244).

10.22    Letter Agreement dated January 30, 1996 between                Incorporated by reference to Exhibit 10.22 contained
         the Company and Chrysolith regarding forbearance               in the Form 10-KSB for the fiscal year ended
         payments                                                       December 31, 1995 (File No. 0-25244).

10.23    Consulting Agreement dated January 1, 1997                     Filed electronically.
         between the Company and Stanley Kohlenberg

10.24    Employment Agreement dated January 1, 1997                     Filed electronically.
         between the Company and Andrew Tottenham

10.25    Employment Agreement dated February 1, 1997                    Filed electronically.
         between the Company and Christopher Moore

10.26    Cancellation Agreement dated as of October 3,                  Filed electronically.
         1996 between the Company and Mid-City
         Associates

10.27    Agreement of Lease dated as of October 2, 1996                 Filed electronically.
         between the Company and Mid-City Associates

10.28    Stock Purchase Agreement dated as of January 1,                Filed electronically.
         1997 among the Company, Andrew Tottenham and
         Robin Tottenham



16.1     Letter from Bederson & Co. (the Company's                      Incorporated by reference to exhibit 16.1 contained
         former independent public accountants) relating to             in the Form 10-KSB for the fiscal year ended
         a change of accountants                                        December 31, 1995 (File No. 0-25244).

21.1     Subsidiaries                                                   Incorporated by reference to Exhibit 21.1 contained
                                                                        in the Form 10-KSB for the fiscal year ended
                                                                        December 31, 1995  (File No. 0-25244).

27.1     Financial Data Schedule                                        Filed electronically.

                      TRANS WORLD GAMING CORP. AND SUBSIDIARIES

                                  DECEMBER 31, 1996



                                  TABLE OF CONTENTS







                                                               Page

Independent Auditor's Report                                    F-2

Consolidated Balance Sheet at December 31, 1996                 F-3

Consolidated Statements of Operations for the years ended
 December 31, 1996 and 1995                                     F-4

Consolidated Statements of Changes in Stockholders' (Deficit)
 for the years ended December 31, 1996 and 1995                 F-5

Consolidated Statements of Cash Flows for the years ended
 December 31, 1996 and 1995                                     F-6

Notes to Consolidated Financial Statements                      F-8

                                     [LETTERHEAD]


                             Independent Auditor's Report


Board of Directors
Trans World Gaming Corp.

We have audited the accompanying consolidated balance sheet of Trans World Gaming Corp. and Subsidiaries (Trans World) as of December 31, 1996, and the related statements of operations, changes in stockholders' (deficit) and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trans World Gaming Corp. and Subsidiaries at December 31, 1996, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

As more fully discussed in note 1 to the consolidated financial statements, the voters in the parishes in Louisiana where Trans World's video poker operations are located voted to eliminate video poker. As a result, Trans World must cease its video poker operations by June 30, 1999. On review of the carrying amount of the related assets, Trans World recognized a $11,383,100 charge for the impairment in their value.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company has neither established a trend of profitable operations nor a sufficient cash flow and has working capital and net capital deficiencies that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                             PANNELL KERR FORSTER PC



February 19, 1997
                                         F-2

                      TRANS WORLD GAMING CORP. AND SUBSIDIARIES

                              Consolidated Balance Sheet
                                  December 31, 1996


                                        Assets




Current assets
 Cash                                                           $  488,855
 Accounts receivable                                               397,322
 Inventories                                                        56,488
 Other current assets                                              108,913
                                                               -----------
     Total current assets                                        1,051,578

Property held for sale                                             400,000
Equipment, net                                                      35,427
Investment at equity                                                75,000
Deferred debt issuance costs                                       763,851
Other assets                                                        25,254
                                                               -----------

     Total assets                                              $ 2,351,110
                                                               -----------

                     Liabilities and Stockholders' (Deficit)


Current liabilities
 Current portion of long-term debt                             $ 1,152,342
 Accounts payable and accrued expenses                             476,913
                                                               -----------
     Total current liabilities                                   1,629,255
                                                               -----------

Long-term debt, net of current portion                           4,824,889
                                                               -----------

Commitments

Stockholders' (deficit)
 Capital stock
   Preferred stock, $.001 par value per share;
   2,000,000 shares authorized; none issued                            -
   Common stock, $.001 par value per share;
   50,000,000 shares authorized; 2,544,286
   shares issued and outstanding                                     2,544
 Additional paid-in capital                                      8,599,560
 Stock warrants outstanding                                        536,812
 Accumulated (deficit)                                         (13,241,950)
                                                               -----------
     Total stockholders' (deficit)                              (4,103,034)
                                                               -----------

     Total liabilities and stockholders' (deficit)             $ 2,351,110
                                                               -----------


See notes to consolidated financial statements

                      TRANS WORLD GAMING CORP. AND SUBSIDIARIES

                        Consolidated Statements of Operations








                                                            Year Ended
                                                            December 31
                                                    ---------------------------
                                                       1996            1995
                                                    ------------   ------------
Revenues
  Gaming revenues                                   $  3,892,238   $  3,586,796
  Truck stop sales                                     2,762,696      2,266,703
                                                    ------------   ------------
         Total revenues                                6,654,934      5,853,499
                                                    ------------   ------------

Costs and expenses
  Gaming                                               1,136,109        952,786
  Truck stop                                           2,454,342      1,907,857
  Selling, general and administrative                  1,804,101      1,379,872
  Amortization and depreciation                        1,098,990        730,012
  Gaming development                                     101,083         86,320
  Impairment loss                                     11,383,100            -
                                                    ------------   ------------
         Total costs and expenses                     17,977,725      5,056,847
                                                    ------------   ------------

         (Loss) income before interest expense
          and taxes

                                                     (11,322,791)       796,652

Interest expense                                       1,117,529        625,092
                                                    ------------   ------------

         (Loss) income before Federal and State
         income taxes                                (12,440,320)       171,560

Federal and State income taxes                           320,000         82,000
                                                    ------------   ------------

         Net (loss) income                          $(12,760,320)  $     89,560
                                                    ------------   ------------

Net (loss) income per share                               $(5.02)           .04
                                                    ------------   ------------

Outstanding shares of common stock                     2,544,286      2,544,286
                                                    ------------   ------------





See notes to consolidated financial statements

                      TRANS WORLD GAMING CORP. AND SUBSIDIARIES

            Consolidated Statements of Changes in Stockholders' (Deficit)


                                                               Additional        Stock
                                                     Common      Paid-in       Warrants      Accumulated
                                    Shares            Stock      Capital       Outstanding     (Deficit)        Total
                                   ---------       --------   ------------    -----------   ------------   ------------
Balance at December 31, 1994       2,544,286       $  2,544   $  8,599,560     $      -     $   (571,190)  $  8,030,914

Net income                               -              -              -              -           89,560         89,560
                                   ---------       --------   ------------     ----------   ------------   ------------
Balance at December 31, 1995       2,544,286          2,544      8,599,560            -         (481,630)     8,120,474

Issuance of stock warrants               -              -              -          536,812            -          536,812

Net (loss)                               -              -              -              -      (12,760,320)   (12,760,320)
                                   ---------       --------   ------------     ----------   ------------   ------------
Balance at December 31, 1996       2,544,286       $  2,544   $  8,599,560     $  536,812   $(13,241,950)  $ (4,103,034)
                                   ---------       --------   ------------     ----------   ------------   ------------



See notes to consolidated financial statements

                      TRANS WORLD GAMING CORP. AND SUBSIDIARIES

                        Consolidated Statements of Cash Flows






                                                                        Year Ended
                                                                         December 31
                                                             ------------------------------
                                                                   1996             1995
                                                             ---------------    -----------

Cash flows from operating activities
  Net (loss) income                                           $(12,760,320)    $   89,560
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities
    Impairment loss                                             11,383,100            -
    Amortization and depreciation                                1,098,990        730,012
    Deferred income tax                                            320,000         82,000
    Amortization of debt issuance cost                             436,612            -
    Changes in certain other accounts
       Accounts receivable                                        (115,540)      (131,455)
       Inventories                                                 (13,160)        12,194
       Other current assets                                        (53,403)       (24,413)
       Accounts payable and accrued expenses                       142,795       (238,907)
                                                              ------------     ----------
          Net cash provided by operating activities                439,074        518,991
                                                              ------------     ----------

Cash flows from investing activities
  Purchase of property and equipment                               (11,943)      (342,784)
  Other assets                                                     (12,499)        28,202
                                                              ------------     ----------
          Net cash (used) by investing activities                  (24,442)      (314,582)
                                                              ------------     ----------

Cash flows from financing activities
  Financing costs                                               (1,027,757)           -
  Proceeds from bridge loan                                        375,000            -
  Payment of bridge loan                                          (375,000)           -
  Proceeds from long-term debt                                   4,800,000        152,335
  Payment of long-term debt                                     (3,913,881)      (953,278)
                                                              ------------     ----------
          Net cash (used) by financing activities                 (141,638)      (800,943)
                                                              ------------     ----------

          Increase (decrease) in cash                              272,994       (596,534)

Cash at beginning of year                                          215,861        812,395
                                                              ------------     ----------

Cash at end of year                                           $    488,855     $  215,861
                                                              ------------     ----------








See notes to consolidated financial statements

                      TRANS WORLD GAMING CORP. AND SUBSIDIARIES

                                                              Year Ended
                                                              December 31
                                                        -----------------------
                                                           1996          1995
                                                        -----------   ---------

Schedule of non-cash investing and financing activities
    Issuance of stock warrants                          $  536,812   $      -
    Contribution of equipment - equity investment              -         75,000
    Equipment purchased for note payable                       -         75,000

Supplemental disclosure of cash flow information
    Cash paid during the year for interest              $  684,461   $  586,129




See notes to consolidated financial statements

                      TRANS WORLD GAMING CORP. AND SUBSIDIARIES

                      Notes to Consolidated Financial Statements
                                  December 31, 1996


NOTE 1 - NATURE OF BUSINESS AND BASIS OF PRESENTATION

Trans World Gaming Corp. (the "Company"), a Nevada corporation, is engaged in the gaming business through local gaming properties featuring video poker parlors. The Company seeks to retain some or all of the key management, and expand the operations of each gaming property acquired. The Company seeks further geographical diversification of its acquisitions in order to insulate its properties from regional economic and legislative influences.

The Company's only gaming operations are two video poker parlors in Louisiana. The Gold Coin was acquired during 1994 and the Toledo Palace commenced operations in October 1995. Both are situated at truck stops. The Company's video poker operations in Louisiana are managed by Chrysolith, LLC ("Chrysolith"), a Louisiana licensed video gaming operator in which the Company owns 49% of its Class B membership units.

On November 5, 1996, the voters in the parishes in Louisiana where the Company's video poker operations are located voted to eliminate video poker. As a result, the Company must cease its video poker operations by June 30, 1999. On January 7, 1997, Chrysolith, with two other major video operators in Louisiana, filed suit against the State of Louisiana for redress of violation of constitutional rights, declaring the local option gaming elections void. The court has not as yet ruled on the motion.

Because of the foregoing, the Company reviewed the carrying amount of the long-lived assets, identifiable intangibles and goodwill related to those video poker parlors and the truck stops at which the video poker parlors are located. Based on a comparison of the recorded values of those assets against the expected future cash flows to be generated by the video poker parlors, the Company recorded an asset impairment charge of $10,686,656, representing the unamortized deferred license cost, deferred participant fee and goodwill. The Company is offering for sale an associated truck stop property. Upon reviewing the fair value of that property which was less than the carrying amount, an impairment writedown of $696,444 was recorded.

The Company's consolidated financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has neither established a trend of profitable operations nor a sufficient cash flow without outside financing. Furthermore, the Company has working capital and net capital deficiencies.

The Company intends to continue operating the Gold Coin and the Toledo Palace as they are presently being operated. However, the Company has made available for sale its Woodlands truck stop (the site of the Toledo Palace). Because this property is collateral for existing debt, any proceeds from its sale is unlikely to be available for general corporate purposes without the approval of the lenders. Although the Company believes that existing cash and anticipated cash flow from current operations will be sufficient to satisfy its liquidity and capital requirements for 1997, it continues to explore avenues to raise additional financing through the private placement of debt securities either as part of the acquisition financing being sought (see note 9) or independently thereof.

However, no assurance can be given that the Company will achieve a level of profitable operations that will generate sufficient cash flow or that the Company will be successful in obtaining additional financing.

In addition to the valuation of the foregoing assets, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                      TRANS WORLD GAMING CORP. AND SUBSIDIARIES

                                  December 31, 1996



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and all of its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

CASH

Cash consists of cash in banks and on hand. The Company maintains its bank accounts at several financial institutions and at times, cash on deposit exceeded the insured limits. The Company has not yet experienced any loss on its deposits.

DEPRECIATION METHODS

The cost of property and equipment is depreciated over the estimated useful lives of the related assets. Depreciation is computed on straight-line and accelerated methods for both financial reporting and income tax purposes. Depreciation of the property ceased upon it becoming available for sale.

GAMING DEVELOPMENT COSTS

Gaming development costs incurred in connection with the pursuit and development of new gaming projects in various jurisdictions are expensed as incurred.

INVENTORIES

Inventories are stated at the lower of cost determined by the first-in, first-out method or market. Inventories consisted of truck stop fuel and retail store items.

INVESTMENT CARRIED AT EQUITY

This investment is carried at cost and adjusted for the Company's proportionate share of undistributed earnings or losses.

INCOME TAXES

The Company follows the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. These differences result principally from amortization of deferred costs and the impairment loss.

                      TRANS WORLD GAMING CORP. AND SUBSIDIARIES

                                  December 31, 1996

NET (LOSS) INCOME PER SHARE


Net (loss) income per share for all periods is calculated by dividing the net
(loss) income by the number of shares of common stock outstanding. Common stock equivalents (outstanding warrants, options and convertible debt) have been excluded from the calculation because their inclusion would be antidilutive for all periods.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company's financial instruments, including cash, accounts receivable, accounts payable and accrued expenses approximate fair values. See note 4 regarding fair value of long-term debt.

DEFERRED DEBT ISSUANCE COSTS

Deferred debt issuance costs consist of certain costs incurred in connection with the debt financing (see note 4), and are being amortized over the term of the related debt. Accumulated amortization was $146,012 at December 31, 1996.

NOTE 3 - EQUIPMENT

Equipment, at cost, consisted of the following:


                                                                Estimated
                                                                  Useful
                                                                   Lives
                                                                -----------

Machinery and equipment                          $  28,326        7 years
Office equipment                                    47,794      5-7 years
Equipment acquired by capitalized lease              7,693        5 years
                                                 ---------
                   Total                            83,813
Less accumulated depreciation                       48,386
                                                 ---------
                   Net equipment                 $  35,427
                                                 ---------

Depreciation charged to operations for the years ended December 31, 1996 and 1995 amounted to $106,834 and $69,416, respectively.

                      TRANS WORLD GAMING CORP. AND SUBSIDIARIES

                                  December 31, 1996



NOTE 4 - LONG-TERM DEBT

Long-term debt is summarized as follows:


    12% Secured Convertible Senior Bonds due June 30, 1999.
      Interest only is payable semi-annually. (a)               $  4,800,000

    Participation fee note, payable in connection with the
     acquisition of the Gold Coin.  The note bears interest
     at 10% per annum.  Principal and interest is payable in
     quarterly installments of $292,382 until maturity on
     December 22, 1997.  Default under this obligation would
     result in a forfeiture of all rights acquired under this
     agreement.                                                    1,099,934

    Note payable in connection with the purchase of
     equipment.  The note requires monthly payments
     of $4,922, which are applied first to interest at
     an annual rate of 16% and the balance to reduction
     of principal.  The note matures May 1, 1998.                     73,494


    Other                                                              3,803
                                                                -------------
                   Total long-term debt                            5,977,231
    Less current portion                                           1,152,342
                                                                -------------
                   Long-term portion                            $  4,824,889
                                                                -------------

(a) The bonds are secured by the assets of the Louisiana properties. The bonds are convertible by the holder at a conversion price of $2 per share through June 30, 1997; at $2.50 per share until June 30, 1998; and, at $3.125 thereafter. The Company may redeem the bonds at 100% of the principal amount within six months following a public offering that raises not less than $6 million.

Maturities of long-term debt for each year is as follows:


                        1997           $  1,152,342
                        1998                 24,889
                        1999              4,800,000
                                       -------------
                                       $  5,977,231
                                       -------------

A majority of the long term debt was incurred during 1996 and most of the remainder is principally due in 1997; accordingly, the carrying amount of long term debt approximates fair value.

                      TRANS WORLD GAMING CORP. AND SUBSIDIARIES

                                  December 31, 1996


NOTE 5 - INCOME TAXES

Components of the Company's provision for income taxes consisted of the following:


                                                          For Year Ended
                                                           December 31
                                                    -------------------------
                                                        1996           1995
                                                    -----------     ---------
    Current
      Federal                                       $      -        $     -
      State                                                -              -
                                                    ----------      ---------
              Total current                                -              -
                                                    ----------      ---------
    Deferred
      Federal                                          255,000         72,000
      State                                             65,000         10,000
                                                    ----------      ---------
              Total deferred                           320,000      $  82,000
                                                    ----------      ---------
              Total provision for income taxes      $  320,000      $  82,000
                                                    ----------      ---------

The deferred tax asset (liability) consists of the following:


                                                           December 31
                                                    -------------------------
                                                       1996            1995
                                                    ----------      ---------

    Deferred tax assets
      Loss carryforward                             $  804,200      $ 365,000
      Impairment loss                                5,072,200            -
                                                    ----------      ---------
                                                     5,876,400        365,000
    Deferred tax liabilities
      Amortization of deferred costs                  (131,700)       (45,000)
                                                    ----------      ---------
              Net deferred tax assets                5,744,700        320,000
    Valuation allowance                             (5,744,700)           -
                                                    ----------      ---------
              Total                                 $      -        $ 320,000
                                                    ----------      ---------

The Company has recorded a valuation allowance to offset the net deferred tax asset since its future utilization is uncertain.

The provision for income taxes differs from the amount computed at the Federal statutory income tax rate as a result of the following:

                                                          For Year Ended
                                                            December 31
                                                    ----------------------------
                                                       1996             1995
                                                    ------------    ------------
    Federal tax expense (benefit) at statutory rate $(4,230,000)      $  54,000
    Effect of net operating loss carryforward and
     valuation allowance                              4,550,000            -
    Limitation on deductions                               -             15,000
    Effect of State taxes                                  -             10,000
    Other                                                  -              3,000
                                                    ------------      ---------
              Federal and State income taxes       $     320,000      $  82,000
                                                    ------------      ---------

                      TRANS WORLD GAMING CORP. AND SUBSIDIARIES

                                  December 31, 1996



The Company has net operating loss carryforwards available for income tax reporting purposes of approximately $2,000,000 expiring in 2009 through 2011.

NOTE 6 - STOCKHOLDERS' (DEFICIT)

WARRANTS

In 1996, the Company issued 499,875 warrants at an exercise price of $0.01 per share and 960,000 warrants at an exercise price of $1.00 per share in connection with bridge financing and the secured convertible senior bonds (see note 4), respectively. The warrants include demand registration rights and anti-dilution provisions.

Information concerning warrants is summarized for 1996, as follows:

               Outstanding              Outstanding  Exercisable
       Price    Beginning                 End of       End of    Expiration
     Per Share   of Year     Granted       Year         Year        Date
     ---------  ---------    --------   ----------   ----------  -----------

     $  8.50    1,511,429                1,511,429    1,511,429    12/15/99
       11.55      151,143                  151,143      151,143    12/15/99
       13.50      151,143                  151,143      151,143    12/15/99
        7.00      320,000                  320,000      320,000    12/22/97
        9.00       12,500                   12,500       12,500        none
        0.01          -       299,925      299,925      299,925    03/26/02
        0.01          -       199,950      199,950      199,950    06/03/02
        1.00          -       960,000      960,000      960,000    06/30/01
                ---------   ---------    ---------    ---------
                2,146,215   1,459,875    3,606,090    3,606,090
                ---------   ---------    ---------    ---------

There were no warrants exercised and no warrants expired during 1996.

STOCK WARRANTS OUTSTANDING

The difference in the fair value of the Company's common stock and the exercise price of the warrants issued with the 1996 debt financing at the dates the warrants were issued were deemed attributable to the warrants and has been recorded as stock warrants outstanding in the accompanying consolidated statement of changes in stockholders' (deficit).

STOCK OPTION PLANS

The Company has incentive and nonstatutory stock option plans under which certain key employees may purchase up to a total of 500,000 common shares of the Company. Under the incentive stock option plan, the exercise price can not be less than the fair market value of a share on the date of grant or at 110 percent of the fair market value on the date of grant, if, any employee owns more than 10 percent of the total combined voting power of all classes of outstanding stock of the Company. In the case of a nonstatutory stock option, the exercise price may be any amount determined by the Board on the date of grant, but not less than the par value of the stock subject to the option.

                      TRANS WORLD GAMING CORP. AND SUBSIDIARIES

                                  December 31, 1996





On May 28, 1996, the Company amended its incentive stock option plan to provide for an automatic grant of an option to purchase 1,000 shares of common stock to non-employee directors on a quarterly basis. Information concerning stock options is summarized for 1996, as follows:



                 Outstanding                            Outstanding Exercisable
   Option Price   Beginning                               End of      End of
      Per Share    of Year       Granted     Expired      Year         Year
   ------------   ----------   --------     -------     ----------   -----------
       $  3.13     50,000                   (29,000)       21,000      21,000
          1.44         -          25,000       -           25,000      25,000
          0.91         -          25,000       -           25,000      25,000
          1.59         -          20,000       -           20,000      20,000
          1.59         -           2,000       -            2,000       2,000
          1.00         -         147,000       -          147,000     147,000
                  ----------   --------     --------   ----------   -----------
                    50,000       219,000    (29,000)      240,000     240,000
                  ----------   --------     --------   ----------   -----------

There were no options exercised during 1996. The option price per share was equal to the market value on the date of grant. Options generally expire five years after the date of grant or earlier upon termination as defined in the plan.

On January 31, 1997, the Company granted options for 25,000 common shares at an exercise price of $1.31 per share, the fair market value, and 25,000 common shares at an exercise price of $2.00 per share.

The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans and, accordingly, no compensation cost has been recognized because stock options granted under the plans were at exercise prices which were equal to market value at date of grant. Had compensation expense been determined as provided in SFAS 123 for stock options granted since January 1, 1995 using the Black-Sholes option-pricing model, the pro forma effect on the Company's net (loss) income and per share amounts would have been:

                                                    1996            1995
                                               ------------      ---------
    Net (loss) income - as reported            $(12,760,320)     $  89,560
    Net (loss) - pro forma                      (12,951,300)       (66,640)
    Net (loss) income per share - as reported         (5.02)           .04
    Net (loss) per share - pro forma                  (5.09)          (.03)

The fair value of each option grant is calculated using the following weighted average assumptions:


                                                      1996           1995
                                                    -------         ------
    Expected life (years)                                5              5
    Interest rate                                     6.27%          6.42%
    Volatility                                      109.96%         294.9%
    Dividend yield                                     0.0%           0.0%

                      TRANS WORLD GAMING CORP. AND SUBSIDIARIES

                                  December 31, 1996




NOTE 7 - SUMMARIZED FINANCIAL INFORMATION

The Company has a nonvoting 49% interest in Chrysolith and entered into an agreement with Chrysolith pursuant to which Chrysolith owns, maintains and operates the video lottery terminals at the Gold Coin and Toledo Palace properties. During 1995, the Company contributed $75,000 of equipment to Chrysolith. The Company will receive 100% of the net operating revenues (the "Net Win") derived from the Gold Coin and the Toledo Palace, after payment of all the gaming taxes payable to the State of Louisiana and payout of winnings from the gaming establishment. The Company will pay a management fee to Chrysolith in an amount equal to the direct operating expenses of the gaming establishment. A summary of the December 31, 1996 financial information of Chrysolith is as follows:


         Assets                                            $  417,810
         Liabilities                                          342,808
         Stockholders' equity                                  75,002
         Net income for year ended December 31, 1996                2

NOTE 8 - COMMITMENTS

The Company is obligated for office space located in New York City under an operating lease expiring October 31, 1999.

The Company is obligated under an operating lease for the Gold Coin facilities located in Lafayette, Louisiana expiring September 30, 1999.

Minimum future rentals for the remaining lease terms are as follows:


                   1997                      $  61,790
                   1998                         61,790
                   1999                         48,495
                                             ---------
                               Total         $ 172,075
                                             ---------

Rent expense amounted to $104,280 and $93,700 for 1996 and 1995, respectively.

The Company has entered into agreements with its various executives and a consultant which provide for annual remuneration plus, in most cases, participation in future benefit programs and stock option plans. The future annual remuneration is as follows:


                                            Executives          Consultant
                                            ----------          ----------
                   1997                     $  322,500          $  100,000
                   1998                        240,000             100,000
                   1999                        240,000              50,000
                   2000                        157,500                 -
                   2001                        150,000                 -
                                            ----------          ----------
                               Total        $1,110,000          $  250,000
                                            ----------          ----------

                      TRANS WORLD GAMING CORP. AND SUBSIDIARIES

                                  December 31, 1996


Remuneration expense amounted to $340,000 in 1996 and 1995.

NOTE 9 - SUBSEQUENT EVENTS

In February 1997, the Company signed a non-binding letter of intent to purchase for approximately US $9 million a Czech joint stock company which owns real property and its affiliates which own and operate a casino and which, based on information provided by the seller, has approvals for a second casino in the Czech Republic. In addition to the cash purchase price, 500,000 shares of the Company's common stock will be placed in escrow until the Company receives all permits and licenses required to build, access and operate a third casino. If such permits are not acquired by the Company by December 31, 1998, the seller shall have the option of either buying the 500,000 shares for US $1.5 million or waiving all further compensation. The transaction is subject to, among other things, completion of due diligence and the negotiation of a definitive agreement.

The Company is seeking US $11 million to finance the acquisition and the construction of the third casino and to provide working capital.

In January 1997, the Company purchased Art Marketing, Ltd. d/b/a Tottenham & Co., a United Kingdom corporation. Andrew Tottenham, who became president of the Company on January 1, 1997, was the principal stockholder and chief executive officer of the company acquired. The purchase price of approximately $645,000 was paid for by the issuance of 500,000 shares of common stock, warrants to purchase an additional 250,000 shares of common stock, which warrants are exercisable for five years at a price of $.5938 per share, and the delivery of 10% promissory notes in the aggregate principal amount of $200,000 (the "Notes") due January, 2002. Beginning in January 1998, the
Notes are convertible at the option of the holder, into common stock of the Company at $1.00 per share.