Form 10-Q
period 1997-03-31
TRANS WORLD GAMING CORP
filed 1997-05-09
CIK 914577

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                                     FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997


[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF
        THE SECURTIES EXCHANGE ACT OF 1934


            FOR THE TRANSITION PERIOD FROM ___________ TO _______________


                            COMMISSION FILE NUMBER 0-25244


                               TRANS WORLD GAMING CORP.


                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                   NEVADA                                   13-3738518
        (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                   Identification No.)


          ONE PENN PLAZA, SUITE 1503                       10119-0002
               NEW YORK, NY                                (Zip Code)
   (Address of principal executive offices)


         Registrant's telephone number, including area code:  (212) 563-3355

                    (Issuer's telephone number including area code)

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past
90 days.  YES   X      NO      .
              -----       -----

Shares of the Registrant's Common Stock, par value $.001, outstanding as of May 10, 1997: 3,044,286

                               TRANS WORLD GAMING CORP.

                                     FORM 10-QSB

                                      FOR  THE

                             QUARTER ENDED MARCH 31, 1997




                                        INDEX



                            PART 1 - FINANCIAL INFORMATION



ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         CONDENSED AND CONSOLIDATED BALANCE SHEET (UNAUDITED) AS OF       1
         MARCH 31, 1997 AND DECEMBER 31, 1996.

         CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)         2
         FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996.

         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)       3
         FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996.

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS             4



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF                          5
         FINANCIAL CONDITION OR PLAN OF OPERATION



                             PART II - OTHER INFORMATION



ITEM 5.  OTHER INFORMATION                                                8

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                 9

FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED STATEMENTS
                                  TRANS WORLD GAMING CORP.
                          CONDENSED CONSOLIDATED BALANCE SHEET
                                     (IN THOUSANDS)

ASSETS                                           March 31,           Dec 31,
                                                    1997               1996
                                                -----------        ------------
CURRENT ASSETS                                  (unaudited)
    Cash & equivalents                                 $429              $489
    Accounts/Notes receivable                           462               397
    Inventories                                          61                57
    Other current assets                                 64               109
                                                -----------        ------------
    Total current assets                              1,016              1052
                                                -----------        ------------

PROPERTY AND EQUIPMENT -net                             433               435
                                                -----------        ------------

OTHER ASSETS
    Investment at equity                                 75                75
    Deferred facility costs - net                         0                 0
    Goodwill - net                                        0                 0
    Deferred income tax                                   0                 0
    Tottenham services - net                            642                 0
    Deferred placement costs - net                      613               664
    Discount on convertible debt - net                   90               100
    Other deferred costs - net                           86                25
                                                -----------        ------------
    Total other assets                                1,506               864
                                                -----------        ------------

TOTAL ASSETS                                         $2,955            $2,351
                                                -----------        ------------
                                                -----------        ------------

LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
    Current portion of long term debt                  $880            $1,152
    Accounts payable and accrued expenses               635               477
                                                -----------        ------------
    Total current liabilities                         1,515             1,629
                                                -----------        ------------

LONG TERM DEBT, net of current portion                5,022             4,824
                                                -----------        ------------

STOCKHOLDERS EQUITY
    Capital stock                                         3                 3
    Additional paid-in-capital                        8,896             8,600
    Stock warrants outstanding                          685               537
    Accumulated deficit                             (13,166)          (13,242)
                                                -----------        ------------
    Total stockholders equity                        (3,582)           (4,102)
                                                -----------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY            $2,955            $2,351
                                                -----------        ------------
                                                -----------        ------------

                   SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS
                                         -  1  -

                               TRANS WORLD GAMING CORP.
                     CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                         (IN THOUSANDS EXCEPT PER SHARE DATA)
                                     (UNAUDITED)


                                                       Three months ended
                                                            March 31,
                                                     1997             1996
                                                     ----             ----

Revenues                                             $1,671           $1,667

Costs and expenses

    Cost of revenue                                     993              957
    Administrative                                      328              506
    Depreciation and Amortization                        83              194
                                                   --------------------------
    Total costs and expenses                          1,404            1,657
                                                   --------------------------

Earnings/(loss) from operations                         267               10

    Interest expense                                    172              157
                                                   --------------------------

Earnings/(loss) before taxes                             95             (147)

    Provision for tax                                    18               22
                                                   --------------------------

Net earnings/(loss)                                     $77            ($169)
                                                   --------------------------
                                                   --------------------------

Earnings/(loss) per share                             $0.03           ($0.07)

Common shares used in computing
earnings per share                                    3,044            2,544


                      SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS
                                          -  2  -

                                  TRANS WORLD GAMING CORP.
                     CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                      (IN THOUSANDS)



                                                   Three Months Ended March 31,

                                                      1997             1996
                                                   ---------        ----------


Cash flows from operating activities                   $217             $218

Cash flows from investing activities                      0               (4)

Cash flows from financing activities

    Proceeds from short term notes                        0              225
    Repayment of outstanding debt                      (277)            (383)
                                                   ---------        ----------
    Net cash from financing activities                 (277)            (158)

Net increase/(decrease) in cash                         (60)              56

Cash - beginning of period                              489              216
                                                   ---------        ----------

Cash - end of period                                   $429             $272
                                                   ---------        ----------
                                                   ---------        ----------



                           SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                                 TRANS WORLD GAMING CORP.

                          NOTES TO CONDENSED FINANCIAL STATEMENTS


1.   Unaudited Statements.

     The accompanying consolidated financial statements for the three months ended March 31, 1997 and March 31, 1996 are unaudited and reflect all adjustments of a normal and recurring nature to present fairly, and not misleading, the financial position and results of operation and cash flows for the interim periods. These unaudited statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in such financial statements have been condensed or omitted.

     These financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10K-SB for the year ended December 31, 1996. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results for the entire year ending December 31, 1997.


2. Earnings/(loss) per share were calculated based on 3,044,286 and 2,544,286 shares of common stock outstanding for the three months ended March 31, 1997 and 1996 respectively.


3. In October, 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation", which encourages companies to recognize compensation expense in the income statement based on the fair value of the underlying common stock at the date the awards are granted. However, it will permit continued accounting under APB Option 25, "Accounting for Stock Issued to Employees" accompanied by disclosure of the pro forma effects on net income and earnings per share had the new accounting rules been applied. The statement is effective for calendar year 1996. The Company has not yet determined which method it will follow for measuring compensation cost attributed to stock operations or the impact of the new standard on its consolidated financial statement.


4. In early 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earning's per Share." The statement is effective for financial statements for periods ending after December 15, 1997, and changes the method in which earnings per share will be determined. Adoption of this statement by the Company is not expected to have a material impact on earnings per share.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION

          RESULTS OF OPERATION


THREE MONTHS ENDED MARCH 31, 1997 AND 1996


REVENUES

The Company's net revenues from its operations remained virtually unchanged at $1.7 million for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. Revenues from the Company's video poker operations at the Gold Coin and Toledo Palace were $1.0 million for the three months ended March 31, 1997 and 1996 respectively and revenues from the Woodlands truck stop operation amounted to $.7 million for the three months ended March 31, 1997 and 1996 respectively.

COST OF REVENUE

Cost of Revenue, which consists of the direct cost of operating both the Gold Coin and Toledo Palace remained virtually unchanged at $275,000 for the three months ended March 31, 1997 and 1996 respectively. Reductions in the cost of fuel at the Woodlands truck stop resulted primarily in a 5% decrease in the cost of revenue to $643,000 for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. Costs incurred in the operation of the Tottenham consulting service were $75,000 for the three months ended March 31, 1997, a cost the Company did not incur in 1996. Approximately $120,000 of costs for the Woodlands operation for each period which were classified as general and administrative expenses in 1996 were reclassified in 1997 to cost of revenue for comparative purposes.

EXPENSES

General and administrative expenses were $328,000 for the first quarter 1997 representing a 35% decrease over the first quarter 1996. In the first quarter 1996 the Company incurred one-time charges of approximately $100,000 in financing costs for a canceled bridge loan and secondary offering of securities, $23,000 in new business development and $38,000 in expenses in connection with bridge financings which did not recur in 1997. In addition, the Company realized savings of approximately $15,000 in the first quarter 1997 over 1996 as result of the relocation of the corporate offices in November 1996.

In November 1996, the Company recognized an impairment loss under FASB 123 of $11.3 million due to a voter mandate in Louisiana which ordered the closing of video poker operations by June 30, 1999 in both parishes where the Company has operations. As a result, the depreciation and amortization expense decreased by $153,000 in the first quarter 1997 partially offset by approximately $70,000 in amortization of the deferred placement costs in the first quarter 1997 which were not expensed in the first quarter 1996.

LIQUIDITY AND CAPITAL RESOURCES

The level of cash decreased by $60,000 for the quarter ended March 31, 1997 due primarily to the Company's scheduled quarterly repayment of its obligation to Prime Properties in the amount of $277,000 offset by cash flows from operating activities of $217,000.

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

NOTE ON FORWARD-LOOKING INFORMATION.

This Form 10-QSB contains certain forward-looking statements. For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will,", "expect," "believe," "anticipates," "estimates," or "continue" or comparable terminology are intended to identify certain forward-looking statements. These statements by their nature involve substantial risks and uncertainties, both known and unknown, and actual results may differ materially from any future results expressed or implied by such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

                                      SIGNATURES





Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TRANS WORLD GAMING CORP.



Date:  May 9, 1997                 /s/  Dominick J. Valenzano
                                   --------------------------------------------
                                   Dominick J. Valenzano
                                   Chief Financial Officer (Principal Financial
                                   and Accounting Officer)

                             PART II - OTHER INFORMATION



ITEM 5.        OTHER INFORMATION

On April 15, 1997, the Company completed the acquisition of Multiple Application Tracking Systems, Inc. of Colorado ("MATS"). The purchase price was $250,000 consisting of $15,000 in cash and a $235,000 promissory note which matures in November, 2000 (the "Note"). The principal amount of the
Note is payable in three equal installments on November 1, 1998, 1999 and 2000. In addition, the Company entered into a five-year employment agreement with Mr. James Hardman, Jr., the previous owner of MATS, at an annual compensation of $100,000. Mr. Hardman will also receive ten percent (10%) of
all MATS gross revenues as a license royalty.    The Company is currently
updating the operating system for the MATS product line and expects to release the products during the second half of 1997.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K


          (a). EXHIBITS.

               10.1 Purchase Agreement dated as of April 15,1997 among Trans World Gaming Corp., James R. Hardman, Jr., and Multiple Application Tracking Systems, Inc.

               10.2 Employment Agreement dated as of April 15, 1997 between Multiple Application Tracking System, Inc. and James R. Hardman, Jr.

               10.3 License Agreement dated as of April 15, 1997 between James R. Hardman, Jr. and Trans World Gaming Corp.

               27        Financial Data Schedule

          (b). REPORTS ON FORM 8-K

               None.

                               TRANS WORLD GAMING CORP.


                              EXHIBIT INDEX - FORM 10-Q



EXHIBIT NO.                        ITEM                             METHOD OF FILING
-----------                        ----                             ----------------

10.1             Purchase Agreement dated as of April 15,1997       Filed electronically
                 among Trans World Gaming Corp., James R.           herewith
                 Hardman, Jr., and Multiple Application
                 Tracking System, Inc.


10.2             Employment Agreement dated as of April 15,1997     Filed electronically
                 between Multiple Application Tracking System, Inc. herewith and James R. Hardman, Jr.

10.3             License Agreement dated as of April 15, 1997       Filed electronically
                 between James R. Hardman, Jr. and Trans            herewith.
                 World Gaming Corp.

27               Financial Data Schedule                            Filed electronically
                                                                    herewith.
