Form 10QSB
period 1997-06-30
TRANS WORLD GAMING CORP
filed 1997-08-11
CIK 914577

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997


[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


        FOR THE TRANSITION PERIOD FROM ___________ TO _______________


                       COMMISSION FILE NUMBER 0-25244


                          TRANS WORLD GAMING CORP.


      (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


                NEVADA                                  13-3738518
    (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                  Identification No.)


                          ONE PENN PLAZA, SUITE 1503
                            NEW YORK, NY 10119-0002
                   (Address of principal executive offices)

                                (212) 563-3355
                (Issuer's telephone number including area code)

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES __X__ NO ___.

Shares of the Registrant's Common Stock, par value $.001, outstanding as of August 11, 1997: 3,044,286

Transitional Small Business Disclosure Format (Check One): YES ___  NO _X_.

                           TRANS WORLD GAMING CORP.


                                  FORM 10-QSB

                      For The Quarter Ended June 30, 1997


                                     INDEX


                         PART I - FINANCIAL INFORMATION


ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                  Page
                                                                  ----
CONDENSED AND CONSOLIDATED BALANCE SHEET (UNAUDITED) AS OF          3
JUNE 30, 1997 AND DECEMBER 31, 1996.

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)            4
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)          5
FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.               6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF                    7
         FINANCIAL CONDITION OR PLAN OF OPERATION


                         PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                       11

                        PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED STATEMENTS

                            TRANS WORLD GAMING CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                (IN THOUSANDS)

ASSETS                                           June 30,         Dec. 31,
                                                   1997             1996
                                               -----------        --------
CURRENT ASSETS                                 (unaudited)
        Cash & equivalents                            $255            $489
        Accounts/Notes receivable                      465             397
        Inventories                                     85              57
        Other current assets                            46             109
                                               -----------        --------
        Total current assets                           851           1,052
                                               -----------        --------
PROPERTY AND EQUIPMENT -net                            430             435
                                               -----------        --------
OTHER ASSETS
        Investment at equity                            75              75
        MATS- net                                      191               0
        Boxer Casino - net                             312               0
        Tottenham services - net                       486               0
        Deferred placement costs - net                 563             664
        Discount on convertible debt - net              80             100
        Other deferred costs - net                      70              25
                                               -----------        --------
        Total other assets                           1,777             864
                                               -----------        --------
TOTAL ASSETS                                        $3,058          $2,351
                                               -----------        --------
                                               -----------        --------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
        Current portion of long term debt             $914          $1,152
        Accounts payable and accrued expenses          604             477
                                               -----------        --------
        Total current liabilities                    1,518           1,629
                                               -----------        --------
LONG TERM DEBT, net of current portion               5,219           4,824
                                               -----------        --------
STOCKHOLDERS' EQUITY
        Capital stock                                    3               3
        Additional paid-in-capital                   8,896           8,600
        Stock warrants outstanding                     537             537
        Accumulated deficit                        (13,115)        (13,242)
                                               -----------        --------
        Total stockholders' equity                  (3,679)         (4,102)
                                               -----------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $3,058          $2,351
                                               -----------        --------
                                               -----------        --------

               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                           TRANS WORLD GAMING CORP.
                 CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                     (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                         Six months ended     Three months ended
                                              June 30,              June 30,
                                         1997        1996       1997      1996
                                         ----        ----       ----      ----
Revenues                                $3,396      $3,261     $1,725    $1,594

Costs and expenses

        Cost of revenue                  2,107       1,866      1,114       910
        Administrative                     595         903        267       397
        Depreciation and Amortization      182         388         99       194
                                        ------------------     ----------------
        Total costs and expenses         2,884       3,157      1,480     1,501
                                        ------------------     ----------------
Earnings/(loss) from operations            512         104        245        93

        Interest expense                   354         738        182       580
                                        ------------------     ----------------
Earnings/(loss) before taxes               158        (634)        63      (487)

        Provision for tax                   30          44         12        22
                                        ------------------     ----------------
Net earnings/(loss)                       $128       ($678)       $51     ($509)
                                        ------------------     ----------------
                                        ------------------     ----------------
Earnings/(loss) per share                $0.05      ($0.27)     $0.02    ($0.20)

Weighted Average of Common shares
used in computing earnings per share     2,794       2,544      2,794     2,544


            SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                            TRANS WORLD GAMING CORP.
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)


                                                    Six Months Ended June 30,
                                                       1997           1996
                                                       ----           ----

Cash flows from operating activities                   $291           $321

Cash flows used by investing activities                (314)            (4)

Cash flows from financing activities

        Proceeds from short term notes                  350            875
        Repayment of outstanding debt                  (561)        (1,016)
                                                    -------        -------
        Net cash from financing activities             (211)          (141)

Net increase/(decrease) in cash                        (234)           176

Cash - beginning of period                              489            216
                                                    -------        -------
Cash - end of period                                   $255           $392
                                                    -------        -------
                                                    -------        -------

                 SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                            TRANS WORLD GAMING CORP.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS


1.   Unaudited Statements.

     The accompanying consolidated financial statements of Trans World Gaming Corp. (the "Company" or "TWG") for the three and six months ended June 30, 1997 and June 30, 1996 are unaudited and reflect all adjustments of a normal and recurring nature to present fairly, and not misleading, the financial position and results of operation and cash flows for the interim periods. These unaudited statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in such financial statements have been condensed or omitted.

     These financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results for the entire year ending December 31, 1997.

2. Earnings/(loss) per share were calculated based on a weighted average of 2,794,286 shares of common stock outstanding for the three and six months ended June 30, 1997 and 2,544,286 shares of common stock outstanding for the three and six months ended June 30, 1996.

3. In October, 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation", which encourages companies to recognize compensation expense in the income statement based on the fair value of the underlying common stock at the date the awards are granted. However, it will permit continued accounting under APB Option 25, "Accounting for Stock Issued to Employees," accompanied by disclosure of the pro forma effects on net income and earnings per share had the new accounting rules been applied. The statement is effective for calendar year 1996. The Company has not yet determined which method it will follow for measuring compensation cost attributed to stock operations or the impact of the new standard on its consolidated financial statement.

4.   In early 1997 the Financial Accounting Standards Board issued
     Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share." The statement is effective for financial statements for periods ending after December 15, 1997, and changes the method in which earnings per share will be determined. Adoption of this statement by the Company will not have a material impact on earnings per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATION

THREE MONTHS ENDED JUNE 30, 1997 AND 1996

The Company's operations resulted in net income of $51,000 for the three months ended June 30, 1997, representing a $560,000 increase from the net loss of ($509,000) for the three months ended June 30, 1996. In the second quarter of 1996, the Company incurred interest and financing costs of $818,000, compared to $182,000 for the comparable period in 1997. This reduction in interest and financing costs is a result of the Company's restructuring of its debt in 1996, which did not recur in 1997. The Company's earnings before interest, taxes, depreciation and amortization totaled $344,000 for the three months ended June 30, 1997, an increase of 20% over the total of $287,000 for the three months ended June 30, 1996.

Revenues totaled $1,725,000 for the three months ended June 30, 1997, compared to $1,594,000 for the same period in 1996, an increase of 8%.

Video Poker revenues at the Gold Coin increased 3%, from $895,000 to $948,000, for the three months ended June 30, 1996 and 1997, respectively. Revenues from the Toledo Palace remained virtually unchanged, at $58,000, for the respective quarters.

Retail operations at the Woodlands truck stop increased 13%, from $632,000 for the three months ending June 30, 1996 to $717,000 for the three months ending June 30, 1997, primarily from diesel fuel and sales from the Company's bulk oil plant operation.

Expenses decreased $20,000, from $1,500,000 for the three months ended June 30, 1996 to $1,480,000 for the three months ended June 30, 1997.

Video Poker operations recorded direct costs of $280,000 for the three months ended June 30, 1997, virtually unchanged from the costs of $290,000 during the comparable 1996 quarter.

Retail expenses at the Woodlands truck stop increased approximately $100,000, or 17%, from $618,000 for the three months ended June 30, 1996 to $720,000 for the comparable quarter of 1997. The increase was due to direct costs associated with increased sales and slightly higher facility costs.

Consulting and business development costs incurred by the Tottenham subsidiary, costs the Company did not incur in 1996, totaled $75,000 for the three months ended June 30, 1997.

MATS expenses, consisting primarily of labor and travel-related costs, amounted to $35,000 for the three months ended June 30, 1997. The Company did not incur such costs during the same period in 1996.

Administrative costs decreased 33%, or $130,000, to $267,000 for the three months ended June 30, 1997 as compared to $397,000 in the comparable quarter in 1996. In the quarter ended June 30, 1996, the Company recorded financing expenses of $240,000, costs which did not incur in the comparable 1997 quarter. Conversely, in the three months ended June 30, 1997, the Company recorded approximately $100,000 in expenses in support of its business development efforts in eastern Europe, costs the Company did not incur during the three month period ending June 30, 1996.

Depreciation and Amortization, for the three month periods ending June 30, 1996 and June 30, 1997, totaled $99,000 and $194,000, respectively. The reduction of $95,000, or 49%, was due primarily to the November 1996 recognition of an impairment loss under FASB 123 of $11.3 million in connection with the closing of both of the Company's video poker operations by June 30, 1999.

Interest expense in the three months ended June 30, 1996 and June 30, 1997 totaled $580,000 and $182,000 respectively, a reduction of $398,000, or 68%. In the second quarter of 1996 the Company recorded an interest charge of $416,000 in connection with warrants issued in connection with the 1996 bridge financings, a cost the Company did not incur in 1997. The interest expense represents the difference between the trading price of the Company's common stock of $.8438 per share as reported on the NASDAQ National Market System (Symbol: IBET) and the exercise price of $.01 per share for the 499,925 warrants issued in connection with the bridge financing.

SIX MONTHS ENDED JUNE 30, 1997 AND 1996

The Company's operations resulted in net income of $128,000 for the six months ended June 30, 1997, representing an increase of $806,000 over the net loss of ($678,000) for the six months ended June 30, 1996. In the first six months of 1996, the Company incurred interest and financing costs of $976,000 as compared to $354,000 for the comparable period in 1997. The difference in interest and financing costs resulted from the Company's restructuring of its debt in 1996, which did not recur in 1997. The Company's earnings before interest, taxes, depreciation and amortization totaled $694,000 for the six months ended June 30, 1997, an increase of 41% over the total of $492,000 for the six months ended June 30, 1996.

Revenues totaled $3,396,000 for the six months ended June 30, 1997, an increase of 4% over the total of $3,261,000 for the equivalent period in 1996.

Video Poker revenues at the Gold Coin increased 3%, from $1,820,000 to $1,888,000, for the six months ended June 30, 1996 and June 30, 1997, respectively. Revenues from the Toledo Palace remained virtually unchanged, at $120,000, for the respective periods.

Retail operations at the Woodlands truck stop increased 6% from $1,304,000 for the six months ended June 30, 1996 to $1,378,000 for the same period in 1997, primarily from increased sales of diesel fuel and sales from the Company's bulk oil plant operation.

Expenses decreased $272,000, from $3,158,000 for the six months ended June 30, 1996 to $2,885,000 for the six months ended June 30, 1997.

Video Poker operations recorded direct costs of $555,000 for the six months ended June 30, 1997, which represents a decrease of $17,000, or 3%, from $572,000 during the comparable six month period in 1996.

Retail expenses at the Woodlands truck stop increased approximately $75,000, or 6%, from $1,295,000 for the six months ended June 30, 1996 to $1,370,000 for the comparable period of 1997. The increase was due to direct costs associated with increased sales and slightly higher facility costs.

Consulting and business development costs incurred by the Tottenham subsidiary, costs the Company did not incur in 1996, totaled $148,000 for the six months ended June 30, 1997.

MATS expenses, consisting primarily of labor and travel-related costs, amounted to $35,000 for the six months ended June 30, 1997. The Company did not incur such costs in 1996.

Administrative costs amounted to $596,000 and $903,000 for the six month periods ending June 30, 1997 and June 30, 1996, respectively. This decrease of $307,000, or 34%, was due to financing costs of $240,000 in 1996, which did not recur in 1997. (See Item 2 MD&A for three months ended June 30, 1997 "Administrative costs".)

Depreciation and Amortization amounted to $182,000 and $388,000 for the six month periods ended June 30, 1997 and June 30, 1996, respectively. This reduction of $206,000, or 53%, is due primarily to the November 1996 recognition of an impairment loss under FASB 123 of $11.3 million in connection with the closing of both of the Company's video poker operations by June 30, 1999.

Interest expense amounted to $354,000 in the six months ended June 30, 1997, a reduction of $383,000, or 52%, from $737,000 incurred during the comparable 1996 period. In the second quarter of 1996 the Company recorded an interest charge of $416,000 in connection with warrants issued in connection with the 1996 bridge financings, a cost the Company did not incur in 1997. The interest expense represents the difference between the trading price of the Company's common stock of $.8438 per share as reported on the NASDAQ National Market System (Symbol: IBET) and the exercise price of $.01 per share for the 499,925 warrants issued in connection with the bridge financing.

LIQUIDITY AND CAPITAL RESOURCES

The level of cash decreased by $234,000 for the six months ended June 30, 1997, due primarily to two scheduled quarterly repayments of the Prime Note (as defined below) of $536,000 offset by cash flows from operating activities of $291,000.

The Company's obligation due to Prime Properties in connection with the December 1994 acquisition of the Gold Coin, evidenced by a three-year promissory note in the original principal amount of $3.0 million (the "Prime Note"), is secured by the Company's sublease with Prime Properties for the Gold Coin premises. As of June 30, 1997, the principal amount outstanding on the Prime Note was $563,000. Such amount matures in its entirety on December 22, 1997. If the Company defaults in its obligation under the Prime Note, it would lose all its interests in the Gold Coin, which loss would materially and adversely affect the financial condition and business of the Company.

On June 11, 1997, TWG and Value Partners, Ltd., a Texas Limited Partnership ("Value Partners"), executed a loan agreement under which TWG borrowed $350,000. This loan is evidenced by an unsecured Senior Promissory Note (the "Value Partners Note") in favor of Value Partners, for $350,000, due June 11, 1998. The Value Partners Note will bear simple interest at the rate equal to the lesser of 17% per annum or the highest rate then allowed by applicable law. TWG has agreed to make payments on the Value Partners Note by paying to Value Partners each quarter an amount equal to 40% of the cash received from the Boxer Casino located in the Azerbaijan Republic (as described below under "Plan of Operations") during each such quarter. Payment will be applied first to unpaid fees and expenses of Value Partners arising in connection with the Value Partners Note, next to unpaid interest, and then to unpaid principal. If such amount is zero or a negative number, no payment will be due on the Value Partners Note for such quarter. This provision does not, however, waive TWG's obligation to make any other payments on the Value Partners Note, including specifically the balance due on June 11, 1998, the final maturity date. The Value Partners Note may be prepaid without penalty, upon written affirmative and negative convenants including, with respect to the former, provision of quarterly financial statements and, with respect to the latter, restrictions on incurring senior debt or disposing of assets.
The Company used the proceeds of the loan from Value Partners to fund the start-up of the Boxer Casino (as defined below).

The Company believes, although there can be no assurance, that existing cash and anticipated cash flow from current operations will be sufficient to satisfy its liquidity and capital requirements for the next twelve months.

PLAN OF OPERATIONS

The Company intends to continue operating the Gold Coin and the Toledo Palace as they are presently being operated; however, the Company has made available for sale its Woodlands property, where the Toledo Palace is located.

A voter mandate in Louisiana in November 1996 ordered the closing of all video poker operations in Louisiana by June 30, 1999 (the "Louisiana Voter Mandate"). As a result of the Louisiana Voter Mandate, the Company must close both the Gold Coin and the Toledo Palace no later than June 30, 1999. As of June 30, 1997, Gold Coin and Woodlands, including the Toledo Palace
operations, account for all of the Company's revenues annually.   Currently,
the Company is seeking to develop or acquire interests in gaming operations at other locations so that the Company will generate positive cash flow by 1999; however, there can be no assurance that the Company will be able to develop or acquire any such new operations by June of 1999, at which time all video poker operations, including the Company's operations at Gold Coin and the Toledo Palace, must be terminated. If the Company is not successful in developing or acquiring interests in gaming operations at locations outside Louisiana, the closings of the Gold Coin and Toledo Palace would have a material adverse effect on the Company, its revenue and its overall financial condition.

On March 31, 1997, Tottenham & Co., d.b.a. Art Marketing, Ltd., a wholly owned subsidiary of TWG ("Tottenham & Co."), executed a Joint Activity Agreement with Mr. Mahmud Avdiyev, an individual (the "Avdiyev Agreement"). The Avdiyev Agreement sets forth the parties' relative obligations with respect to operation of the Boxer Casino (the "Boxer Casino") located in Gyandja, Azerbaijan Republic. The term of the Avdiyev Agreement is twenty
(20) years. In general, Mr. Avdiyev will arrange for leasing, refurbishment and local compliance matters with respect to the Boxer Casino premises, and TWG and/or Tottenham & Co. will provide equipment, funding and consultation services with respect to the Boxer Casino's operations. Profits from the Boxer Casino will be distributed 40% to TWG and 60% to Mr. Avdiyev. The Boxer Casino will be run on a day-to-day basis by a General Manager hired by Tottenham & Co. If either party wants to terminate its participation in the Boxer Casino, it must first offer to sell its interest therein to the other party.

On April 15, 1997, the Company completed the acquisition of Multiple Application Tracking Systems, Inc. of Colorado ("MATS"). The purchase price was $250,000, consisting of $15,000 in cash and a $235,000 promissory note which matures in November, 2001. In addition, the Company entered into a five-year employment agreement with Mr. James Hardman, Jr., the previous owner of MATS, at an annual compensation of $100,000. Mr. Hardman will also receive ten percent (10%) of all MATS sales as a license royalty. The Company is currently repackaging the MATS product line and expects to release the products during the second half of 1997.

TWG issued a press release dated June 26, 1997 announcing its plans for the Boxer Casino, as well as announcing the delisting of the Company's common stock and warrants from the NASDAQ SmallCap Market effective June 25, 1997. The common stock and warrants are currently trading on the OTC Bulletin Board. The delisting resulted from the fact that the bid price of TWG's common stock dropped below $3.00 per share and TWG failed to maintain a minimum capital surplus of $1 million.

On July 23, 1997 the Louisiana Gaming Authorities activated an additional eighteen video poker devices at the Toledo Palace, bringing the total number of devices to thirty-three.

NOTE ON FORWARD-LOOKING INFORMATION

This Form 10-QSB contains certain forward-looking statements. For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipates," "estimates," or "continue" or comparable terminology or the negative thereof are intended to identify certain forward-looking statements. These statements by their nature involve substantial risks and uncertainties, both known and unknown, and actual results may differ materially from any future results expressed or implied by such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

                         PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         a.  Exhibits

                 EXHIBIT NUMBER        DESCRIPTION

                     10.1 Loan Agreement dated as of June 11, 1997 between TWG and Value Partners

                     10.2 Senior Promissory Note in the amount of $350,000 dated June 11, 1997 made by TWG in favor of Value Partners

                     10.3 Joint Activity Agreement dated March 31, 1997 between Tottenham & Co. dba Art Marketing Ltd., and Mr. Mahmud Avdiyev

                     27.1        Financial Data Schedule

         b.  Reports on Form 8-K

             In a Form 8-K filed May 20, 1997, the Company reported (1) that The Nasdaq Stock Market, Inc. ("Nasdaq") notified the Company that its capital and surplus was less than the minimum amount required for continued listing on The Nasdaq SmallCap Market (the "SmallCap Market") and that the Company's common stock would be subject to delisting on April 23, 1997 unless the Company proposed a definitive plan of action that would result in meeting minimum listing requirements (the "Nasdaq Delisting Notice"); (2) that the Company responded to the Nasdaq Delisting Notice on April 22, April 30 and May 6, 1997, requesting an extension of time to permit the Company to implement its definitive plan which demonstrates that following the acquisition of a casino company in the Czech Republic, the Company would satisfy the minimum requirements for continued listing on the SmallCap Market (the "Extension Request"); (3) that on May 12, 1997, Nasdaq notified the Company that it would not grant the Extension Request because the Company's plan depended on closing appropriate financing to fund the proposed acquisition; (4) that on May 14, 1997, TWG submitted a request for an oral hearing before a committee of the Board of Governors of Nasdaq; (5) that on May 19, Nasdaq informed the Company that a hearing would be scheduled sometime in June of 1997; and (6) that the Company's common stock would continue to be listed on the SmallCap Market pending the outcome of the hearing.

             In addition, the Company voluntarily reported on an optional Form 8-K filed July 8, 1997 (1) that the Avdiyev Agreement had been signed; (2) that the loan from Value Partners had closed; and (3) that the Company's common stock and warrants were delisted from the Nasdaq SmallCap Market effective June 25, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  August 11, 1997                 TRANS WORLD GAMING CORP.


                                       By: /s/ Dominick J. Valenzano
                                          --------------------------------
                                          Dominick J. Valenzano
                                          Chief Financial Officer

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER           DESCRIPTION                          LOCATION
--------          -----------                          --------
 10.1     Loan Agreement dated as of          Incorporated by reference to
          June 11, 1997 between TWG and       Exhibit 10.1 of the Company's
          Value Partners                      Form 8-K filed July 8, 1997

 10.2     Senior Promissory Note in the       Incorporated by reference to
          amount of $350,000 dated June       Exhibit 10.2 of the Company's
          11, 1997 made by TWG in favor       Form 8-K filed July 8, 1997
          of Value Partners

 10.3     Joint Activity Agreement dated      Incorporated by reference to
          March 31, 1997 between              Exhibit 10.3 of the Company's
          Tottenham & co. dba Art             8-K filed July 8, 1997
          Marketing Ltd., and Mr. Mahmud
          Avdiyev

 27.1     Financial Data Schedule             Filed electronically herewith