Form 10QSB
period 1997-09-30
TRANS WORLD GAMING CORP
filed 1997-11-12
CIK 914577

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                                     FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997


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

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past
90 days.  YES   X      NO ___.

Shares of the Registrant's Common Stock, par value $.001, outstanding as of November 10, 1997: 3,044,286

Transitional Small Business Disclosure Format (Check One): YES ___  NO _X_.

                               TRANS WORLD GAMING CORP.


                                     FORM 10-QSB

                       FOR THE QUARTER ENDED SEPTEMBER 30, 1997



                                        INDEX



                            PART I - FINANCIAL INFORMATION




ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----

          CONDENSED AND CONSOLIDATED BALANCE SHEET (UNAUDITED) AS OF         3
          SEPTEMBER 30, 1997 AND DECEMBER 31, 1996.

          CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)           4
          FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996.

          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)         5
          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.              6


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF                            7
          FINANCIAL CONDITION OR PLAN OF OPERATION


                             PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                  11

FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED STATEMENTS

                                                 TRANS WORLD GAMING CORP.

                                           CONDENSED CONSOLIDATED BALANCE SHEET
                                                     ( IN THOUSANDS)


ASSETS                                    Sept. 30, 1997         Dec. 31, 1996
                                          --------------         -------------
CURRENT ASSETS                             (unaudited)
    Cash & equivalents                          $237                  $489
    Accounts/Notes receivable                    399                   397
    Inventories                                   76                    57
    Other current assets                          30                   109
                                             --------               -------
    Total current assets                         742                 1,052
                                             --------               -------

PROPERTY AND EQUIPMENT -net                      429                   435
                                             --------               -------

OTHER ASSETS
    Investment at equity                          75                    75
    Deposits on Investments                      218                     0
    MATS- net                                    188                     0
    Boxer Casino - net                           309                     0
    Tottenham services - net                     478                     0
    Deferred placement costs - net               493                   664
    Discount on convertible debt - net            71                   100
    Other deferred costs - net                    30                    25
                                             --------               -------
    Total other assets                         1,862                   864
                                             --------               -------

TOTAL ASSETS                                  $3,033                $2,351
                                             --------               -------
                                             --------               -------

LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
    Current portion of long term debt           $653                $1,152
    Accounts payable and accrued expenses        745                   477
                                             -------                ------
    Total current liabilities                  1,398                 1,629
                                             -------                ------

LONG TERM DEBT, net of current portion         5,224                 4,824
                                             -------                ------

STOCKHOLDERS EQUITY
    Capital stock                                  3                     3
    Additional paid-in-capital                 8,896                 8,600
    Stock warrants outstanding                   537                   537
    Accumulated deficit                      (13,025)              (13,242)
                                             --------              --------
    Total stockholders equity                 (3,589)               (4,102)
                                             --------              --------

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY     $3,033                $2,351
                                             --------              --------
                                             --------              --------

                         SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                                TRANS WORLD GAMING CORP.
                       CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                            (IN THOUSANDS EXCEPT PER SHARE DATA)
                                        (UNAUDITED)

                                       Nine months ended        Three months ended
                                           Sept 30,                 Sept 30,
                                       1997         1996         1997        1996
                                       ----         ----         ----        ----

Revenues                               $5,170      $4,963         $1,774      $1,703

Costs and expenses


    Cost of revenue                     3,216       2,959           1,109      1,092
    Administrative                        877       1,220             282        317
    Depreciation and Amortization         283         734             101        346
                                       ------------------           ----------------
    Total costs and expenses            4,376       4,913           1,492      1,755
                                       ------------------           ----------------

Earnings/(loss) from operations           794          50             282        (52)

    Interest expense                      539         926             185        189
                                       ------------------           -----------------

Earnings/(loss) before taxes              255        (876)             97       (241)

    Provision for tax                      41          64              11         20
                                       -------------------           ----------------
Net earnings/(loss)                      $214       ($940)            $86      ($261)
                                       -------------------           ----------------
                                       -------------------           ----------------

Earnings/(loss) per share               $0.07      ($0.37)           $0.03    ($0.10)

Weighted Average of Common shares
used in computing earnings per share    2,878       2,544            2,878     2,544



                    SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                             TRANS WORLD GAMING CORP.
                    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (IN THOUSANDS)

                                             Nine Months Ended September 30,

                                               1997                1996
                                             --------             --------
Cash flows from operating activities           $545                ($413)

Cash flows used by investing activities        (314)                  (7)

Cash flows from financing activities
    Proceeds from long term debt                  0                4,800
    Proceeds from short term notes              350                  375
    Repayment of outstanding debt              (833)              (4,006)
                                             --------            ---------
    Net cash from financing activities         (483)               1,169

Net increase/(decrease) in cash                (252)                 749

Cash - beginning of period                      489                  216
                                             --------             --------
Cash - end of period                           $237                 $965
                                             --------             --------
                                             --------             --------




                     SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                               TRANS WORLD GAMING CORP.


                       NOTES TO CONDENSED FINANCIAL STATEMENTS




1.  Unaudited Statements.

    The accompanying condensed consolidated financial statements of Trans World Gaming Corp. (the "Company" or "TWG") for the three and nine months ended September 30, 1997 and September 30, 1996 are unaudited and reflect all adjustments of a normal and recurring nature to present fairly the financial position and results of operation and cash flows for the interim periods. These unaudited statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in such financial statements have been condensed or omitted.

    These financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results for the entire year ending December 31, 1997.

2. Earnings/(loss) per share were calculated based on a weighted average of 2,877,619 shares of common stock outstanding for the three and nine months ended September 30, 1997 and 2,544,286 shares of common stock outstanding for the three and nine months ended September 30, 1996.

3. In October, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which encourages companies to recognize compensation expense in the income statement based on the fair value of the underlying common stock at the date the awards are granted. However, SFAS No. 123 will permit continued accounting under APB Option 25, "Accounting for Stock Issued to Employees," accompanied by disclosure of the pro forma effects on net income and earnings per share had the new accounting rules been applied. The statement is effective for calendar year 1996. The Company has not yet determined which method it will follow for measuring compensation cost attributed to stock based compensation or the impact of the new standard on its consolidated financial statement.

4. In early 1997 the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." The statement is effective for financial statements for periods ending after December 15, 1997, and changes the method in which earnings per share will be determined. Adoption of this statement by the Company will not have a material impact on earnings per share.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATION

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

The Company's operations resulted in net income of $86,000 for the three months ended September 30, 1997, representing a $347,000 increase from the net loss of ($261,000) for the three months ended September 30, 1996.
The Company's earnings before interest, taxes, depreciation and amortization totaled $282,000 for the three months ended September 30, 1997, an increase of $334,000 over the loss of ($52,000) for the three months ended
September 30, 1996.

Revenues totaled $1,774,000 for the three months ended September 30, 1997, compared to $1,703,000 for the same period in 1996, an increase of 4%.

Video Poker revenues at the Gold Coin increased 1%, from $909,000 to $994,000, for the three months ended September 30, 1996 and 1997, respectively. Revenues from the Toledo Palace increased 48% from $60,000 to $89,000, for the respective quarters due to the increase in the number of video poker devices from 15 to 33 which occurred in June.

Retail operations at the Woodlands truck stop decreased 8% from $734,000 for the three months ending
September 30, 1996 to $672,000 for the three months ending September 30, 1997, primarily from diesel fuel and sales from the Company's bulk oil plant operation.

Total costs and expenses decreased 15% from $1,755,000 for the three months ended September 30, 1996 to $1,492,000 for the three months ended September 30, 1997.

Video Poker operations recorded direct costs of $279,000 for the three months ended September 30, 1997, which increased by 11% from the costs of $242,000 during the comparable 1996 quarter due to the costs associated with the increase in the number of machines from 15 to 33 at the Toledo Palace.

Retail expenses at the Woodlands truck stop decreased approximately $151,000, or 18%, from $850,000 for the three months ended September 30, 1996 to $699,000 for the comparable quarter of 1997, due primarily to direct costs associated with decreased sales.

Consulting and business development costs incurred by the Tottenham subsidiary, costs the Company did not incur in 1996, totaled $70,000 for the three months ended September 30, 1997.

MATS expenses, consisting primarily of labor and travel-related costs, amounted to $61,000 for the three months ended September 30, 1997. The Company did not incur such costs during the same period in 1996.

Administrative costs decreased 11%, or $35,000, to $282,000 for the three months ended September 30, 1997 as compared to $317,000 in the comparable quarter in 1996. In the three months ended September 30, 1997, the Company recorded approximately $24,000 in expenses in support of its business development efforts in Eastern Europe, costs the Company did not incur during the three month period ending September 30, 1996.

Depreciation and Amortization for the three month periods ending September 30, 1996 and September 30, 1997, totaled $346,000 and $101,000, respectively. The reduction of $245,000, or 70%, was due primarily to the November 1996 recognition of an impairment loss under FASB 123 of $11.3 million in connection with the proposed closing of both of the Company's video poker operations by June 30, 1999, due to the Louisiana Voter Mandate (described below) which is currently being contested.

Interest expense in the three months ended September 30, 1996 and September 30, 1997 totaled $185,000 and $189,000 respectively.

NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

The Company's operations resulted in net income of $214,000 for the nine months ended September 30, 1997, representing an increase of $1,154,000 over the net loss of ($940,000) for the nine months ended September 30, 1996.
In the first nine months of 1996, the Company incurred interest and financing costs of $1,164,000 as compared to $539,000 for the comparable period in 1997. The difference in interest and financing costs resulted from the Company's restructuring of its debt in 1996, which did not recur in 1997. The Company's earnings before interest, taxes, depreciation and amortization totaled $1,077,000 for the nine months ended September 30, 1997, an increase of 47% over the total of $734,000 for the nine months ended September 30, 1996.

Revenues totaled $5,170,000 for the nine months ended September 30, 1997, an increase of 4% over the total of $4,963,000 for the equivalent period in 1996.

Video Poker revenues at the Gold Coin increased 6%, from $2,729,000 to $2,880,000, for the nine months ended September 30, 1996 and September 30, 1997, respectively. Revenues from the Toledo Palace increased $120,000 or 13% from $185,000 to $209,000 for the nine months ended September 30, 1996 and September 30,1997 due primarily to the increase in the number of video poker machines from 15 to 33.

Retail operations at the Woodlands truck stop remained virtually unchanged at $2,054,000 for the respective periods.

Total costs and expenses decreased $537,000, from $4,913,000 for the nine months ended September 30, 1996 to $4,376,000 for the nine months ended September 30, 1997.

Video Poker operations recorded direct costs of $834,000 for the nine months ended September 30, 1997, which represents an increase of $20,000, or 2%, from $814,000 during the comparable nine month period in 1996.

Retail expenses at the Woodlands truck stop decreased approximately $79,000, or 4%, from $2,145,000 for the nine months ended September 30, 1996 to $2,066,000 for the comparable period of 1997.

Consulting and business development costs incurred by the Tottenham subsidiary, costs the Company did not incur in 1996, totaled $218,000 for the nine months ended September 30, 1997.

MATS expenses, consisting primarily of labor and travel-related costs, amounted to $98,000 for the nine months ended September 30, 1997. The Company did not incur such costs in 1996.

Administrative costs amounted to $877,000 and $982,000 for the nine month periods ending September 30, 1997 and September 30, 1996, respectively. This decrease of $105,000, or 11%, was due to financing costs of $240,000 in 1996, which did not recur in 1997 offset by expenses of approximately $125,000 in support of its business development efforts in Eastern Europe in 1997 a cost that was not incurred in 1996.

Depreciation and Amortization amounted to $283,000 and $734,000 for the nine month periods ended Sept 30, 1997 and September 30, 1996, respectively. This reduction of $451,000, or 61%, is due primarily to the November 1996 recognition of an impairment loss under FASB 123 of $11.3 million in connection with the proposed closing of both of the Company's video poker operations by June 30, 1999, due to the Louisiana Voter Mandate (described below) which is currently being contested.

Interest expense amounted to $539,000 in the nine months ended September 30, 1997; a reduction of $387,000, or 42%, from $926,000 incurred during the comparable 1996 period. In the second quarter of 1996, the Company recorded an interest charge of $416,000 in connection with warrants issued in connection with the 1996 bridge financings, a cost the Company did not incur in 1997. The interest expense represents the difference between the trading price of the Company's common stock of $.8438 per share as then reported on the NASDAQ National Market System (Symbol: IBET) and the exercise price of $.01 per share for the 499,925 warrants issued in connection with the bridge financing.

LIQUIDITY AND CAPITAL RESOURCES

The level of cash decreased by $252,000 for the nine months ended September 30, 1997, due primarily to three scheduled quarterly repayments of the Prime Note (as defined below) of $815,000 offset by cash flows from operating activities of $563,000.

The Company's obligation due to Prime Properties in connection with the December 1994 acquisition of the Gold Coin, evidenced by a three-year promissory note in the original principal amount of $3.0 million (the "Prime Note"), is secured by the Company's sublease with Prime Properties for the Gold Coin premises. As of September 30, 1997, the principal amount outstanding on the Prime Note was $285,000. Such amount matures in its entirety on December 22, 1997. If the Company defaults in its obligation under the Prime Note, it would lose all its interests in the Gold Coin, which loss would materially and adversely affect the financial condition and business of the Company.

On October 27, 1997, TWG and Value Partners, Ltd., a Texas Limited Partnership ("Value Partners"), executed a loan agreement under which TWG has the ability to borrow up to $2,625,000. This loan agreement is currently being negotiated to increase the total loan proceeds by $725,000 to a total of $3,350,000 to meet additional obligations for the Zaragoza Transaction as described below. This loan is evidenced by a Senior Secured Promissory Note (the "Value Partners Note") in favor of Value Partners, for up to $2,625,000 due November 1, 1998. The Value Partners Note bears simple interest at the rate of 12% per annum. Under the terms of the loan agreement, TWG and Value Partners agreed to designate loan proceeds for certain specific transactions and Value Partners has and will advance the necessary funds to meet those transactions as required. As of October 31, 1997, Value Partners had advanced in two tranches a total of $1,228,000 to TWG under the loan agreement. TWG used a part of such proceeds to place in escrow a refundable deposit of $821,000 (the "First Tranche") to acquire the Casino de Zaragoza ("CDZ"), a company that holds an exclusive casino license in Zaragoza, Spain, in the region of Aragon (the "Zaragoza Transaction"). The acquisition
transaction must be approved by the Spanish governmental authorities.   The
Company believes, although there can be no assurance, that the transaction should be approved on or about December 1, 1997. In the event that the transaction is not approved, the $821,000 advance will be returned directly to Value Partners. In addition, Value Partners has advanced $407,000 (the "Second Tranche") to TWG which amount was used to repay a $350,000 Senior Promissory Note dated June 11, 1997 plus accrued interest of $23,000 to Value Partners on October 31, 1997. (Please refer to Form: 10-QSB - for the Quarter Ended June 30, 1997 Liquidity and Capital Resources, page 11 for a description of that loan). The balance of the Second Tranche of $34,000 will be used by TWG for working capital purposes. Under the terms of the loan agreement, Value Partners is entitled to warrants to purchase TWG Common Stock (the "Warrants") equal to .1714 Warrants for each dollar advanced to TWG to a maximum of 450,000 warrants. The Warrants have an exercise price of $.50 per share and expire on December 31, 1999 and the Warrant and the TWG Common Stock underlying the Warrant have demand registration rights after December 31, 1998. TWG has issued 210,480 warrants in connection with the $1,228,000 advance as of October 30, 1997.

The Company believes, although there can be no assurance, that existing cash and anticipated cash flows from current operations will be sufficient to satisfy its on-going current operational liquidity and capital requirements for the next twelve months. However, the Company will require additional debt and/or equity financing in order to consummate certain planned acquisitions as described under "Plan of Operations", below.

PLAN OF OPERATIONS

The Company intends to continue operating the Gold Coin and the Toledo Palace as they are presently being operated; however, the Company has made available for sale its Woodlands property, where the Toledo Palace is located.

A voter mandate in Louisiana in November 1996 ordered the closing of all video poker operations in Louisiana by June 30, 1999 (the "Louisiana Voter Mandate"). As a result of the Louisiana Voter Mandate, the Company will be required to close both the Gold Coin and the Toledo Palace no later than June 30, 1999. As of September 30, 1997, Gold Coin and Woodlands, including the Toledo Palace operations, account for virtually all of the Company's annual revenue. Currently, the Company is seeking to develop or acquire interests in gaming operations at other locations so that the Company will generate positive cash flow by 1999; however, there can be no assurance that the

Company will be ableto develop or acquire any such new operations by June of 1999, at which time all video poker operations in Louisiana, including the Company's operations at Gold Coin and the Toledo Palace, must be terminated. If the Company is not successful in developing or acquiring interests in gaming operations at locations outside Louisiana, the closings of the Gold Coin and Toledo Palace would have a material adverse effect on the Company, its revenue and its overall financial condition.

On March 31, 1997, Tottenham & Co., d.b.a. Art Marketing, Ltd., a wholly owned subsidiary of TWG ("Tottenham & Co."), executed a Joint Activity Agreement with Mr. Mahmud Avdiyev, an individual (the "Avdiyev Agreement"). The Avdiyev Agreement sets forth the parties' relative obligations with respect to operation of the Boxer Casino (the "Boxer Casino") located in Gyandja, Azerbaijan Republic. The term of the Avdiyev Agreement is twenty (20) years. In general, Mr. Avdiyev has arranged for leasing, refurbishment and local compliance matters with respect to the Boxer Casino premises, and TWG and/or Tottenham & Co. provides equipment, funding and consultation services with respect to the Boxer Casino's operations. Revenues to TWG from the Boxer Casino have totaled $19,000 through September 30, 1997. The Boxer Casino is run on a day-to-day basis by a General Manager hired and supervised by Tottenham & Co. If either party desires to terminate its participation in the Boxer Casino, it must first offer to sell its interest therein to the other party.

On April 15, 1997, the Company completed the acquisition of Multiple Application Tracking Systems, Inc. of Colorado ("MATS"). The purchase price was $250,000, consisting of $15,000 in cash and a $235,000 promissory note which matures in November, 2001. In addition, the Company entered into a five-year employment agreement with Mr. James Hardman, Jr., the previous owner of MATS, at an annual compensation of $100,000. Mr. Hardman will also receive ten percent (10%) of all MATS sales as a license royalty. The Company has repackaged the MATS product line and released the products during the second half of 1997. The Company has not recorded any revenue for MATS products through September 30, 1997.

TWG issued a press release dated June 26, 1997 announcing its plans for the Boxer Casino, as well as announcing the delisting of the Company's common stock and warrants from the NASDAQ SmallCap Market effective June 25, 1997. The common stock and warrants are currently trading on the OTC Bulletin Board. The delisting resulted from the fact that the bid price of TWG's common stock dropped below $3.00 per share and TWG failed to maintain a minimum capital and surplus of $1 million.

On July 23, 1997 the Louisiana Gaming Authorities activated an additional eighteen video poker devices at the Toledo Palace, bringing the total number of devices to thirty-three.

On October 27, 1997, the Company signed a letter of intent to acquire 90% of the shares of the Casino de Zaragoza which holds an exclusive license for the operation of a casino located in the Aragon region of Spain. The transaction is subject to the approval of, among others, the Diputacion General de Aragon (the "DGA"), the Spanish National Gaming Commission and the City of Zaragoza. The Company believes, although there can be no assurance, that such approvals should be obtained about December 1, 1997.

Management of the Company is actively seeking other opportunities both within and outside of the United States. There can be no assurance that management will be successful in identifying such opportunities, financing such acquisitions or investments or implementing such transactions. The failure to do so will have a material adverse effect upon the Company's financial condition and results of operations.

NOTE ON FORWARD-LOOKING INFORMATION

This Form 10-QSB contains certain forward-looking statements. For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipates," "estimates," or "continue" or comparable terminology or the negative thereof are intended to identify certain forward-looking statements. These statements by their nature involve substantial risks and uncertainties, both known and unknown, and actual results may differ materially from any future results expressed or implied by such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise. See Exhibit 99 for a discussion of factors that could cause the Company's actual results to differ materially from those expressed in the forward-looking statement.

                             PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


         a.   Exhibits

                     EXHIBIT NUMBER            DESCRIPTION

                          10.1 Loan Agreement dated as of October 28, 1997 between TWG and Value Partners.

                          10.2 Senior Promissory Note in the amount of $2,625,000 dated
                                               October 28, 1997 made by TWG
                                               in favor of Value Partners.

                          10.3 Warrant to Purchase Common Stock of Trans World Gaming
                                               Corp., date October 29, 1997

                          27.1                 Financial Data Schedule

                          99.0 Safe Harbor Under the Private Securities Litigation Reform Act of 1995.

         a.   Reports on Form 8-K

                     None

                                      SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





Date:    November 10, 1997                TRANS WORLD GAMING CORP.



                                          By:  /s/ Dominick J. Valenzano
                                             ----------------------------
                                               Dominick J. Valenzano
                                               Chief Financial Officer

                                    EXHIBIT INDEX



EXHIBIT
NUMBER                           DESCRIPTION                   LOCATION
-------                          -----------                   --------

10.1      Loan Agreement dated as of October 28, 1997      Filed electronically herewith
          between TWG and Value Partners

10.2      Senior Promissory Note in the amount of          Filed electronically herewith
          $2,625,000 dated October 28, 1997 made
          by TWG in favor of Value Partners

10.3     Warrant to Purchase Common Stock of Trans         Filed electronically herewith
         World Gaming Corp., dated October 29, 1997

27.1     Financial Data Schedule                           Filed electronically herewith

99.0     Safe Harbor Under the Private Securities          Filed electronically herewith
         Litigation Reform Act of 1995
