Form 10KSB
period 1997-12-31
TRANS WORLD GAMING CORP
filed 1998-03-31
CIK 914577

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1997

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _______________.

                         COMMISSION FILE NO.:  0-25244
                             ____________________

                           TRANS WORLD GAMING CORP.
            (Exact name of registrant as specified in its charter)

                 NEVADA                        13-3738518
      (State or other jurisdiction of       (I.R.S. Employer
      incorporation or organization)        Identification No.)

       ONE PENN PLAZA, SUITE 1503              10119-0002
             NEW YORK , NY                     (Zip Code)
         (Address of principal
           executive offices)


      Registrant's telephone number, including area code:  (212) 563-3355

       Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $.001 PAR VALUE
                       WARRANTS TO PURCHASE COMMON STOCK
                             ____________________

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

      The issuer's revenues for the year ended December 31, 1997 were $6,901,000.

      As of March 30 1998, 3,044,286 shares of Common Stock of the Registrant were deemed outstanding, and the aggregate market value of the Common Stock of the Registrant as of that date (based upon the closing price of the Common Stock at that date as reported by the OTC Bulletin Board, excluding outstanding shares beneficially owned by directors and executive officers, was approximately $1,583,000.

      Portions of the Registrant's proxy statement, dated April 19, 1998 for the Annual Meeting of Shareholders to be held May 26, 1998 (the "1997 Proxy Statement"), are incorporated by reference into Part III of this Report, to the extent specific pages are referred to herein.

      Transitional Small Business Disclosure Format (check one;   YES  / /
 NO  /X/)

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                                    PART I

ITEM 1.    DESCRIPTION OF BUSINESS.

     GENERAL DEVELOPMENT OF BUSINESS.

     Trans World Gaming Corp. (the "Company" or "TWG") was organized in October 1993 to acquire, develop and manage, to the extent permitted by applicable local laws, gaming establishments featuring live and mechanized gaming, including video gaming devices such as video poker machines.

     The Company currently owns certain interests in two gaming establishments at truck stops in Louisiana, which include (i) an establishment located at the 76 Plaza in Lafayette, Louisiana known as the "Gold Coin" (formerly known as the Gold Nugget), which has fifty (50) video lottery terminals ("VLTs" or "Devices"), and (ii) the Toledo Palace (the "Toledo Palace"), which the Company established and licensed at a truck stop located in DeRidder, Louisiana, known as the Woodlands Travel Plaza (the "Woodlands") which increased from fifteen to thirty-three (33) VLTs in July 1997. Both the Gold Coin and the Toledo Palace establishments are licensed to operate only VLTs, also known as "draw poker" machines. The Company owns real property at the Woodlands, and owns the right to receive the profits at the Gold Coin. The Company's interest in the Gold Coin is currently subject to litigation and it is possible that such interest could be terminated as a result thereof. (See Item 6 - "Management's Discussion and Analysis or Plan of Operation, - Important Factors to Consider. Obligations to Prime Properties; Possible Loss of Sub-lease for Gold Coin; and - Possible Loss of Sub-lease for Gold Coin Due to Termination of Over-Lease").

     In November 1996, residents in 35 parishes in Louisiana, including the two parishes in which the Gold Coin and the Toledo Palace are located, voted to discontinue video poker effective June 30, 1999 (the "Voter Mandate"). While the Company is currently involved in litigation seeking to overturn the referendum, the Company anticipates that its operations at the Gold Coin and the Toledo Palace will terminate on July 1, 1999. Currently, the Company is seeking to develop or acquire interests in gaming operations at other locations (see "Future Operations") so that it will generate positive cash flow by 1999; however, there can be no assurance that the Company will be able to develop or acquire any such new operations by that date.

     On December 22, 1994, the Company acquired from Chrysolith, LLC, a Louisiana-licensed video gaming machine operator ("Chrysolith") and Prime Properties, Inc. ("Prime"), which leases the 76 Plaza from National Auto Truckstops, Inc. ("National"), certain rights (including an 18-year sub-leasehold interest (the "Sub-Lease"), subject to the terms of an over-lease between Prime and National expiring in 1999 (the "Over-Lease"), and a 100% interest in adjusted net revenues (the "Prime Agreement") in the Gold Coin. In November 1997, National notified Prime that its right to operate the 76 Plaza was to terminate on January 23, 1998. National has also stated that it has not consented to the Sub-lease between Prime and the Company. On or about January 19, 1998, Prime filed in United States District Court, Western District of Louisiana, Case No. CV98-0076L-0, a Complaint for Damages and Violation of the Petroleum Marketing Practices Act against National alleging breaches by National in the franchise agreement between Prime and National and seeking to enjoin National from terminating the Over-Lease. On or about January 21, 1998, Prime filed a Voluntary Petition in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Western District of Louisiana, Case No. 98BK-50087, listing National as the holder of an unsecured claim of approximately $500,000. The Company has engaged counsel and intends to intervene in this action in order to protect its rights under the Prime Agreement and the Sub-lease. (See Item 3 - "Legal Proceedings").

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

     The aggregate consideration paid by the Company to acquire both the interests of Chrysolith and Prime in the adjusted net revenues of the Gold Coin and the Sub-lease interest of Chrysolith was $10.5 million, the final installment for which was paid in full on December 23, 1997.

     The Company receives the net revenues at both the Gold Coin and the Toledo Palace, which is the revenue generated by VLTs at both facilities after payment of franchise taxes by Chrysolith to the State of Louisiana and after payment of all prizes to the players (the "Net Win After Tax"). In accordance with a management arrangement between the Company and Chrysolith, the Company then reimburses Chrysolith for all direct operating costs incurred in the operation of the VLTs. At the Woodlands, the Company derives additional revenue from the sale of fuel, supplies and food normally associated with a truckstop operation.

     As a result of the Voter Mandate, the Company reviewed the carrying amount of long-lived assets, identifiable intangibles and goodwill related to those operations under FASB No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Based on a comparison of those assets against the expected future cash flows generated by those operations, the Company recorded an asset impairment charge of $10.7 million as of December 31, 1996. The Company is also offering the Woodlands property for sale and upon reviewing the fair value of that property, which was less than the carrying amount, an additional impairment write down of $.7 million was recorded as of December 31, 1996, for a total recorded impairment loss of $11.4 million in the fourth quarter of 1996.

     On March 31, 1997, Art Marketing, Ltd., dba Tottenham & Co., a wholly owned subsidiary of TWG ("Tottenham & Co."), executed a Joint Activity Agreement with Mr. Mahmud Avdiyev, an individual engaged in various businesses in Azerbaijan (the "Avdiyev Agreement"). The Avdiyev Agreement which is for a term of twenty years, sets forth the parties' relative obligations with respect to operation of the Boxer Casino (the "Boxer Casino") located in Gyandja, Azerbaijan Republic. In general, Mr. Avdiyev arranged for leasing, refurbishment and local compliance matters with respect to the Boxer Casino premises, and Tottenham & Co. provides equipment, funding and consultation services with respect to the Boxer Casino's operations. Operating profits from the Boxer Casino are distributed 40% to TWG and 60% to Mr. Avdiyev. The Boxer Casino, which opened on June 6, 1997, is run on a day-to-day basis by a General Manager hired by Tottenham & Co. If either party elects to terminate its participation in the Boxer Casino, it must first offer to sell its interest therein to the remaining party.

     TWG issued a press release dated June 26, 1997 announcing its plans for the Boxer Casino, as well as announcing the delisting of the Company's common stock, $.001 par value per share (the "Common Stock) and warrants (the "Warrants") from the Nasdaq SmallCap Market effective June 25, 1997. The Common Stock and Warrants currently are trading on the OTC Bulletin Board. The delisting resulted from the fact that the bid price of TWG's Common Stock was trading below $3.00 per share and TWG had failed to maintain a minimum capital and surplus of $1 million.

     Note 1 to the financial statements disclose all of the matters of which we are aware that are relevant to the Company's ability to continue as a going concern, including significant conditions and events, and management's plan. The Company has executed definitive agreements relating to the acquisition of two operating casinos in the Czech Republic and a private placement of debt securities to raise $17 million, and, has an agreement in principle with respect to the restructuring of its debt, all of which are scheduled to close on March 31, 1998. Management believes that these transactions will provide sufficient cash flow to fund operations and meet debt service payments as they become due.

     On January 29, 1998, the President of the Azerbaijan Republic ordered the closing of all bars, nightclubs, restaurants and casinos including the Boxer Casino. As of March 25, 1998, the President has permitted all of such previously closed establishments except the casinos to reopen. There has been no indication as to when the Boxer Casino or any of the other casinos will be allowed to reopen, if at all. In the event that the Boxer Casino is permanently closed, the Company will incur a write-off of approximately $303,000 representing the unamortized balance of its investment.

     On April 15, 1997, the Company completed the acquisition of Multiple Application Tracking Systems, Inc. of Colorado ("MATS"), a supplier of casino software products. The purchase price was $250,000, consisting of

     $15,000 in cash and a $235,000 promissory note which matures in November, 2000. In addition, the Company entered into a five-year employment agreement with Mr. James Hardman, Jr., the previous owner of MATS, at an annual compensation of $100,000. Mr. Hardman also will receive ten percent (10%) of all MATS sales as a license royalty. For the period from April 15, 1997 through December 31, 1997 MATS generated revenues of $27,000 and a pre-tax operating loss of $136,000.

     The accompanying consolidated financial statements (See Item 7 - "Financial Statements") have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the Consolidated Financial Statements, the Company has neither established a trend of profitable operations nor a sufficient cash flow and has working capital and net capital deficiencies that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     On January 20, 1998, the Company entered into a Stock Purchase Agreement ("Stock Purchase Agreement") with 21st Century Resorts a.s., an owner-operator of two casinos, and the owner of property to build a third casino, in the Czech Republic ("Resorts"), Gameway Leasing Limited ("Gameway") and Monarch Leasing Limited ("Monarch"), two off-shore affiliates of Resorts which lease equipment to Resorts and the stockholders of Resorts (the "Selling Stockholders") pursuant to which the Company will acquire 100% of the equity interests of Resorts and its two operating subsidiaries and all of the assets of Gameway and Monarch for an approximate cash purchase price of $11.5 million (the "Czech Transaction"). On March 16, 1998, the Company executed Subscription Agreements with thirteen sophisticated investors who, pursuant to the terms of an Escrow Agreement, dated March 17, 1998 between the Company and U.S. Trust Company of Texas, N.A., the escrow agent, placed $17.0 million in escrow to fund the closing of the Stock Purchase Agreement in exchange for $17.0 million of 12% Senior Secured Notes due March 2005 and ten-year warrants to purchase 40% of the issued and outstanding Common Stock of the Company, on a fully diluted basis, at an exercise price of $.01 per share. A condition of the closing of the Subscription Agreements is the Company's successful renegotiation of the terms of the Company's outstanding $4.8 million 12% Secured Convertible Senior Bonds and the outstanding warrants related thereto (the "Senior Bonds") and the renegotiation of certain terms of warrants held by Christopher P. Baker and his affiliates (the "Baker Warrants"). The Company expects to consummate the Stock Purchase Agreement, the Subscription Agreement and the renegotiation of the terms of the Senior Bonds and the Baker Warrants on or about March 31, 1998. Failure to do so will have a material adverse effect on the financial condition and future business prospects of the Company. (See "Future Operations").

     The Company's corporate offices are located at One Penn Plaza, Suite 1503, New York, New York 10119-0002 and its telephone number is (212) 563-3355.

      (a)     FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

     The Company operates in a single industry segment: the ownership and management of gaming establishments that feature table games and gaming devices.

      (b)     NARRATIVE DESCRIPTION OF BUSINESS.

SUMMARY

The Company is engaged in the management of gaming establishments which feature table games and mechanized gaming devices, such as video poker machines. The Company currently owns certain interests in two gaming establishments at truck stops in Louisiana, which include (i) the Gold Coin, located at the 76 Plaza in Lafayette, Louisiana, and (ii) the Toledo Palace which the Company established and licensed at the Woodlands located in DeRidder, Louisiana, approximately 120 miles from the Gold Coin. Both the Gold Coin and the Toledo Palace video poker parlors are licensed to operate only VLTs, also known as "draw poker" machines. The Company owns the real property at the Woodlands, and owns the right to the profits at the Gold Coin. The Company's interest in the Gold Coin is the subject of litigation. As a result of the Louisiana Voter Mandate, both gaming operations currently are required to terminate on July 1, 1999. (See "The Company's Facilities" and Item 6 - "Management's Discussion and Analysis of Financial Condition or Plan of Operation-Important Factors to Consider"). The Company has the right to acquire two casinos in the Czech Republic and realty upon which it may build a third casino and expects to consummate such acquisition on or about March 31, 1998. (See "- General Development of Business," above, and "Future Operations," below).

INDUSTRY OVERVIEW

The gaming industry is highly fragmented and characterized by a high degree of competition among a large number of participants. The Gold Coin and the Toledo Palace compete with gaming operations in Louisiana and adjacent portions of Mississippi, including sites that contain VLTs, comprehensive land-based and riverboat casinos, Native American gaming ventures and other forms of legal and illegal gaming. In addition, under Louisiana law, racetracks and off-track betting parlors may install an unlimited number of VLTs. Furthermore, establishments with alcoholic beverage licenses, such as restaurants and bars, are eligible to apply for a license to operate up to three VLTs and hotels can apply for a license to operate up to twelve Devices. As a result of the Voter Mandate, the two parishes in which the Company has operations among others, voted to discontinue video poker after June 30, 1999, (see "Regulations and Licensing".)

Many of the Company's competitors and potential competitors have greater financial and marketing resources, significantly more experience in operating gaming facilities, better sites, and operate a greater number and variety of gaming facilities than the Company does. The Company believes that competition in the gaming industry is based on the quality and location of gaming facilities, the effectiveness of marketing resources, and customer service and satisfaction.

There are four gaming operations within five miles of the Gold Coin and one gaming operation within five miles of the Toledo Palace, each of which contains 50 VLTs. There are also several restaurants, bars and hotels located within five miles of the Gold Coin that are limited to three VLTs each. In addition there are three land-based casinos on Native American reservations in Charenton, Kinder and Marksville, Louisiana, which are located within a range of approximately 60 miles from either the Gold Coin or the Toledo Palace.

In 1991, Louisiana enacted a law permitting unlimited stakes riverboat gaming on up to six gaming riverboats in any one parish with a maximum of 15 riverboats permitted for the entire state. The first of these riverboats became operational in December 1993. On November 5, 1996, all parishes that currently have riverboats voted to continue gaming beyond June 30, 1999. Louisiana also has approved land-based gaming for one location in downtown New Orleans, which opened a temporary facility in May 1995 and suspended operations in November 1995. Dockside gaming also is permitted at certain locations on the Red River. The land-based casino in New Orleans has applied for reinstatement of its operations, approval for which is pending.

The Gold Coin and the Toledo Palace also compete with other forms of legal and illegal gambling, including bingo and pull-tab games, card clubs, pari-mutuel betting on horse racing and dog racing and state sponsored lotteries, as well as other forms of wagering entertainment.

THE COMPANY'S FACILITIES

The Company owns certain interests in both the Gold Coin and Toledo Palace which feature VLTs, which under Louisiana law are permitted to be owned, maintained and operated only by a Louisiana resident or an entity that is majority-owned by a Louisiana resident. The VLTs at both locations are owned, maintained and operated by Chrysolith, which is a Louisiana-licensed video gaming machine operator of which the Company owns a 49% interest in the Class B membership units.

Under Louisiana law, a truckstop gaming establishment must meet certain standards in order to qualify as a licensed gaming facility. An establishment license must be obtained in order for the gaming facility to be operated at the site, however, the owner of an establishment for which there is an establishment license need not be a Louisiana resident or an entity which is majority-owned by Louisiana residents. The Company's wholly-owned subsidiary, Trans World Gaming of Louisiana, Inc. ("TWGLa") has the establishment license for the Toledo Palace and Prime has the establishment license for the Gold Coin.

THE GOLD COIN

The Gold Coin gaming facility is located at a major intersection in Lafayette, Louisiana, currently has 50 VLTs that can be played for amounts ranging from $.25 to $2.00 per play, and is open 24 hours a day, seven days a week. The average daily net win of a VLT at the Gold Coin during 1997 was $310. Maintaining the existing customer base of the Gold Coin is a high priority of the Company's management. The Company believes that the atmosphere within the gaming facility, the training and responsiveness of the staff, the comfort factor and the security of the facility all contribute to continued patronage by its customers. Except for the Gold Coin, all of the businesses (i.e., fuel, restaurant and concessions) at the 76 Plaza are managed and operated by Prime, which leases the 76 Plaza from National. The portion of the 76 Plaza occupied by the Gold Coin is sub-leased by Prime to the Company. The VLTs at the Gold Coin are owned, maintained and operated by Chrysolith, and the Gold Coin is managed by the Company.

SUB-LEASE FOR GOLD COIN.   In 1994, Prime entered into an 18-year sub-lease
with the Company for the Gold Coin that includes the right to operate under the Prime establishment license for the Gold Coin. The Sub-lease is subject to the terms and conditions of a certain Over-Lease dated May 1, 1993 between National, as lessor, and Prime, as lessee, which expires September 30, 1999. National has not granted its written consent to the Sub-lease which consent is
required by the Over-Lease.   Upon expiration of the base term of the Over-
Lease in 1999, Prime has the contractual right (without any obligation to the Company) to extend the term for up to five successive three-year periods if Prime fulfills all necessary conditions set forth in the Over-Lease. Prime is not contractually obligated to the Company to exercise its right to extend the Over-Lease at the end of its term or any renewal term. In addition, National has the right to terminate the Over-Lease under certain circumstances, including a default by Prime under the terms of the Over-Lease, or a non-renewal of the franchise relationship between National and Prime. Rent under the Sub-lease is $3,000 per month, subject to adjustment for increases in the Consumer Price Index and electricity costs. The Company's interest in the Sub-lease is security for the Company's three-year promissory note to Prime dated December 22, 1994 in the original principal amount of $3,000,000, which was paid in full on December 23, 1997 (the "Prime Note"). See, however, Item 6 - "Management's Discussion and Analysis or Plan of Operation - Important Factors to Consider - Obligation to Prime Properties; Possible Loss of Sub-lease for Gold Coin."

Prime must satisfy the following conditions in order to have the right to renew the Over-Lease: (i) Prime must have complied with all conditions of the Over-Lease; (ii) Prime must not be in default of any provisions in the Over-Lease, including that Prime must use its good faith efforts to abide by the terms of a franchise agreement and a marketing agreement between National and Prime; (iii) Prime must satisfy all monetary obligations owed to National under the Over-Lease; (iv) Prime must have complied with the qualification and training requirements of National; (v) Prime must have executed a general release in favor of National and its officers, directors, shareholders and employees; and
(vi) Prime must simultaneously renew the franchise relationship between National and Prime. National has placed Prime on notice that Prime's right to occupy the 76 Plaza was to terminate on January 23, 1998. See: Item 6 - "Management's Discussion and Analysis or Plan of Operation - Important Factors to Consider - Obligation to Prime; Possible Loss of Sub-lease for Gold Coin" and "Possible Loss of Sub-Lease for Gold Coin Due to Termination of Over-Lease".

CHRYSOLITH OPERATING AGREEMENT. The Company is a member under, and party to, the Amended and Restated Regulations and Operating Agreement of Chrysolith, L.L.C., a Louisiana limited liability company, dated as of December 22, 1994 (the "Chrysolith Operating Agreement"). Lee Young, a former director of the Company, is the manager of Chrysolith and holds a 33% interest in Chrysolith assets as they existed prior to the Company's becoming a member (the "Original Member Property"). The Chrysolith Operating Agreement sets forth the rights and obligations of the original members, all of whom are individuals (the "Original Members"), and the Company, which is a member. Under this agreement, Chrysolith operates, services and maintains the VLTs at the Gold Coin, and the Company provides management, financial and consulting services. The Company receives the Net Win After Taxes and pays a management fee to Chrysolith in an amount equal to its direct operating costs at the Gold Coin. The Original Members of Chrysolith had a membership interest in the Original Member Property until July 2, 1996 when the Company retired a $2.2 million promissory note issued in connection with the December 22, 1994 acquisition of the Gold Coin.

WOODLANDS

The Woodlands, where the Toledo Palace is located, includes a 24-hour restaurant, a convenience store and a gas station that currently sells an average of approximately 130,000 gallons of fuel per month. The Woodlands is located on State Route 3236 in DeRidder, Louisiana, approximately 20 miles from the Texas border. TWGLa has an establishment license which permits the operation of up to 50 VLTs at the Woodlands, and currently has 33 Devices at the Toledo Palace. The average daily net win of a VLT at the Woodlands during 1997 was $58. In accordance with local law, alcoholic beverages are not sold at the Woodlands.

The primary customers of the Woodlands have been the loggers and truckers who service the Boise Cascade Paper Mill located one mile away, local farmers and loggers who purchase "off-the-road" diesel fuel, and local truckers. All fuel storage tanks at the Woodlands are situated above ground in order to minimize potential environmental issues typically associated with a fuel station and below ground tanks.

Pursuant to the terms of the Chrysolith Operating Agreement, Chrysolith has purchased and installed, and operates, maintains and services the VLTs at the Toledo Palace, and the Company manages the truck stop operations at the Woodlands. The Company receives the Net Win After Taxes from the Toledo Palace after payment of all taxes payable to the State of Louisiana, payout of winnings from the Toledo Palace, pays a management fee to Chrysolith in an amount equal to its direct operating costs at the Toledo Palace and the net operating revenues derived from all of the truck stop operations at the Woodlands.

FUTURE OPERATIONS

The Company is currently investigating gaming facility management and acquisition opportunities in Europe and Asia and on Native American lands. On January 20, 1998, the Company entered into a Stock Purchase Agreement with Resorts, Gameway and Monarch, and the Selling Stockholders pursuant to which the Company will acquire 100% of the equity interests of Resorts and its two operating subsidiaries and all of the assets of Gameway and Monarch for an approximate cash purchase price of $11.5 million (the "Czech Transaction"). On March 16, 1998, the Company executed Subscription Agreements with thirteen sophisticated investors who, pursuant to the terms of an Escrow Agreement, dated March 17, 1998 between the Company and U.S. Trust Company of Texas, N.A., the escrow agent, placed $17.0 million in escrow to fund the closing of the Stock Purchase Agreement in exchange for $17.0 million of 12% Senior Secured Notes due March 2005 and ten-year warrants to purchase 40% of the issued and outstanding Common Stock of the Company, on a fully diluted basis, at an exercise price of $.01 per share. A condition of the closing of the Subscription Agreements is the Company's successful renegotiation the Senior Bonds and the renegotiation of the Baker Warrants. The Company expects to consummate the Stock Purchase Agreement, the Subscription Agreement and the renegotiation of the terms of the Senior Bonds and the Baker Warrants on or about March 31, 1998. Failure to do so will have a material adverse effect on the financial condition and future business prospects of the Company. See "General Development of Business".

Except as described above, the Company has no other specific arrangements or understandings with respect to the management or acquisition of any gaming facility. There can be no assurance that the Company will manage or acquire any other gaming facilities.

The Company's long-range objective is to become a premier management company of gaming establishments both in the United States and internationally at local neighborhood sites. To achieve this goal, the Company's strategy consists of:
(i) identifying gaming establishments which focus primarily on a local, machine-based market and wherever possible, the mechanized gaming devices be centrally audited by a local or state governmental office (such as the State Police Department in Louisiana); (ii) leasing or owning mechanized gaming machines that are user-friendly for occasional video gaming customers; and (iii) retaining local management following an acquisition to ensure a smooth transition to the Company. Through this strategy, the Company believes it can address a specific niche in the gaming industry which attracts local, neighborhood markets as opposed to the destination, high-roller clientele.
While the Company believes that there are significant opportunities in the Company's niche market outside the State of Louisiana, the Company is committed to maximizing performance at its existing establishments while expanding to other markets. See, however, "Regulations and Licensing".

MARKETING

Because customers of truckstop video gaming facilities generally are drawn from the local population and surrounding area, the Company will focus its sales and marketing efforts within a 20 to 30 mile range of the Gold Coin and the Toledo Palace. Although the Company believes word-of-mouth and personal referrals are the most effective means of attracting regular patrons for local video gaming facilities, the Company intends to continue to advertise in local publications, provide brochures to tourist facilities, air brief commercials on local television and radio, and advertise on local billboards.

ACQUISITION AGREEMENTS

TOTTENHAM & CO. On January 1, 1997 the Company completed the acquisition of Tottenham & Co. which was founded in 1988 by Andrew Tottenham and is engaged in providing consulting services to gaming companies worldwide. The consideration paid for Tottenham & Co. by the Company included 500,000 shares of the Company's Common Stock, and warrants to purchase 250,000 shares at an exercise price of $.5938, the bid price of the Company's Common Stock on the date of the
acquisition as reported by the Nasdaq SmallCap Market System.   In addition,
the Company issued two promissory notes in the aggregate principal amount of $200,000 bearing interest at the rate of 10% per annum and payable on January 1, 2002 (the "Tottenham Notes"). Beginning January 1, 1998, the Tottenham Notes and accrued interest thereon are convertible into shares of the Company's Common Stock at a conversion price of $1.00 per share at the option of the holders. Such convertibility feature will vest at a rate of 20% per year for each year after the date of the Tottenham Notes; provided, however, that if the Company completes a registered public offering of its Common Stock during the respective terms of the Tottenham Notes, the Tottenham Notes immediately become 100% vested and fully convertible. All of the Common Stock as well as the Common Stock underlying the warrants, carries certain piggyback registration rights.

MATS. On April 15, 1997, the Company completed the acquisition of MATS, a supplier of casino software products. The purchase price was $250,000, consisting of $15,000 in cash and a $235,000 promissory note which matures in November, 2000. In addition, the Company entered into a five-year employment agreement with Mr. James Hardman, Jr., the previous owner of MATS, at an annual compensation of $100,000. Mr. Hardman also receives ten percent (10%) of all MATS sales as a license royalty.

GOLD COIN ACQUISITION. The Company acquired the interests of Prime and Chrysolith in the Gold Coin Gaming Facility on December 22, 1994. The Company acquired the rights of Prime to a 50% interest in the profits of the Gold Coin, under the terms of an agreement dated September 21, 1994 between Prime and the Company. Under the Prime Agreement, the Company paid a total of $6 million,
the final payment for which was made on December 23, 1997.   The Company also
issued to Prime 120,000 shares of its Common Stock and options to purchase up to an additional 120,000 shares of Common Stock exercisable at $7.00, which options expired unexercised on December 23, 1997.

On December 22, 1994, the Company acquired Chrysolith's right to participate in the profits of the Gold Coin and its sub-leasehold interest therein, for an aggregate purchase price of $4.5 million, which was paid, in full on July 2, 1996. Pursuant to an Agreement for Exchange of Shares dated July 13, 1994 between the Company and the shareholders of Lee Young Enterprises ("LYE"), under the Chrysolith Agreement, on December 22, 1994, the Company acquired all of the issued and outstanding capital stock of LYE in exchange for 100,000 shares of the Company's Common Stock and options to acquire up to an additional 200,000 shares of Common Stock at an exercise price of $7.00, which options expired unexercised on December 23, 1997.

As of December 23, 1997 all of the outstanding notes issued in connection with the Gold Coin Acquisition, including a $75,000 obligation of Monarch (as defined below) which was guaranteed by the Company, were paid in full.

MONARCH ACQUISITION. In April 1994, the Company acquired for $49,000 a 49% ownership interest in Monarch Casinos ("Monarch"), a Louisiana-licensed video gaming device operator founded in December 1993. In June and August 1994, the Company loaned Monarch an aggregate of $55,000 for working capital to manage the operations of the Woodlands under an agreement between Monarch and the previous owner of the Woodlands. All of such loans are payable on demand, bear interest at the rate of 10% and are evidenced by promissory notes executed by Monarch. In October 1994, the Company credited Monarch $25,000 against prior advances, among other things, in consideration for the assignment by Monarch to the Company of an option to purchase the Woodlands. Although, it was originally intended that Monarch would own, operate and maintain the VLTs at both the Toledo Palace and the Gold Coin, the Company believed that Chrysolith was better suited to operate the video poker parlors and entered into a five-year agreement to do so. In March 1996, the Company learned that as of June 30, 1995, Monarch did not renew its operator's license as required by the State of Louisiana, and as such, was no longer a licensed video poker operator in the State. Pursuant to the management agreements between Monarch and the Company, such a failure to renew or other termination of the operator's license resulted in a default under the agreements and the agreements were terminated by the Company on March 14, 1996. On or about November 6, 1997 Monarch and Michael Edwards, President of Monarch, filed suit against the Company alleging, among other things, breach of contract. See Item 13 - "Legal Proceedings".

WOODLANDS ACQUISITION. In October 1994, TWGLa acquired the Woodlands for approximately $1,000,000 pursuant to the exercise of an option originally granted to Monarch and assigned by Monarch to the Company. The balance of the purchase price for the Woodlands was paid in full in July 1996.

BISHKEK AGREEMENT. On January 30, 1998 the Company entered into a twenty-year management agreement with Jockey Club Casinos LLC ("JCC") for the management and operation of a casino in the City of Bishkek, the Republic of Krygyz, a former member of the Soviet Union (the "Bishkek Casino"). In return for an initial investment by TWG of $250,000, TWG will receive a management fee equal to sixty percent (60%) of the operating profits from the Bishkek Casino which is scheduled to open on or about April 4, 1998.

REGULATIONS AND LICENSING

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

The Louisiana Authorities have the authority to conduct overt and covert investigations of any person, entity, applicant or participant involved directly or indirectly in the video gaming industry in Louisiana. This investigation may extend beyond the information provided in the formal application, including information with regard to the licensee's immediate family and relatives and their affiliations with certain groups, organizations, corporations, firms or other business entities. The investigation may also extend to every person who has or controls more than five percent of the ownership, income or profit interest in an entity which has or applies for a license in accordance with the provisions of the Louisiana Act, or exercises a significant influence over the activities of a licensee. The Louisiana Authorities require the submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing must pay a filing fee which also covers the cost of investigation. If such a stockholder is found unsuitable, the Louisiana Authorities may require his removal from the venture or refuse to license the applicant. Further, the Louisiana Authorities, in their discretion, may require holders of the Company's debt securities, if any, to be found to be suitable persons. All persons or entities who have invested in companies that provide video gaming may also be required to meet all suitability requirements and qualifications for licensees. Determinations of suitability or of questions pertaining to licensing are subject to review under the provisions of Louisiana's Administrative Procedures Act and the Louisiana Act. In order for a company, such as Chrysolith, to be licensed by the Louisiana Authorities, it must be demonstrated that a majority of the equity securities in that company is owned by persons who have been domiciled in Louisiana for a period of at least two years prior to the date of the application.

VLTs must meet strict specifications established by the Louisiana Acts and the number of VLTs which may be operated at a particular location depends on the underlying nature of the location. The number of VLTs that may be operated at a truckstop is based upon average monthly fuel sales: (i) no more than 50 VLTs if sales equal at least 100,000 gallons per month and 40,000 of such gallons are diesel; (ii) no more than 40 VLTs if sales equal at least 75,000 gallons per month and 30,000 of such gallons are diesel; (iii) no more than 35 VLTs if sales equal at least 50,000 gallons per month, and 10,000 of such gallons are diesel; (iv) no more than 3 machines if sales are less than 50,000 gallons per month, and (v) license can be revoked if sales are less than 25,000 gallons in any single month. See
"Establishment License" below.

ESTABLISHMENT LICENSE. The Louisiana Act provides that a truck stop facility ("Establishment") must obtain a license as an Establishment to allow the placement and operation of VLTs therein. As of January 1, 1996, in order to qualify for a license to operate as a truck stop in Louisiana, the location must have paved parking for at least 50 eighteen-wheelers, a 24 hour on-site restaurant facility, an on-site repair facility with at least one mechanic available, five developed contiguous acres, and certain other specified amenities (the "Qualified Truck Stop"). The Establishment license typically is granted to the owner of the truck stop facility, but also may be granted to a lessee of the facility. Prime holds an Establishment license for the Gold Coin and TWGLa holds an Establishment license for the Toledo Palace.

In accordance with current video gaming law in Louisiana, the licensee of any license revoked by the Video Gaming Division of the State Police may not reapply for such license for a period of five years from the date of such revocation. Prior to having its license revoked by Louisiana Authorities, a truck stop facility which did not meet all of the requirements as of January 1, 1996 could have voluntarily surrendered its license under certain conditions and reapply when all criteria are met.

Except under emergency circumstances determined by Louisiana Authorities, if a licensed Establishment which otherwise was a Qualified Truck Stop, fails to sell a minimum of 25,000 gallons of fuel in any single month, the Establishment's video gaming license is subject to immediate revocation without a hearing.

Establishment and VLT owner licenses are subject to annual renewal in June of each year and the payment of an annual fee. The Louisiana Authorities have the same authority to deny, suspend, condition or revoke an Establishment license and to conduct investigations, including investigations of 5% or more owners, as it does for VLT owner licenses. The loss by Prime or TWGLa of the Establishment licenses for the Gold Coin or the Toledo Palace, respectively, would have a materially adverse effect upon the business of the Company. See
Item 6 - "Management's Discussion and Analysis of Financial Condition or Plan of Operation - Important Factors to Consider - Possible Loss of Establishment License."

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

LOUISIANA GAMING REFORM. At the close of a special legislative session on April 19, 1996, a local option bill was passed which required the residents of each parish in the state to vote on the future of gambling in their parish. On November 5, 1996, the residents in Lafayette and Beauregard parishes in Louisiana, where the Company currently has video poker operations, were among 35 Louisiana parishes that voted to eliminate video poker. As a result, the Company must cease its video poker operations by June 30, 1999 in both of those parishes. Currently, these are the only two facilities at which the Company has operations. The Company, through its Chrysolith affiliate, has joined with two video poker operators in the State in challenging the vote in the courts. On January 30, 1998 the Louisiana Supreme Court unanimously denied without comment a writ application filed by Chrysolith, among others, alleging Election Code violations, effectively ending the Election Code challenge to the video poker referenda. The suit will proceed to federal court on a federal civil rights violation under Title 42 of the United States Code Section 1983. The Company cannot as of the date hereof predict the outcome of this litigation or when a decision relating hereto will be rendered.

APPLICATION OF FUTURE OR ADDITIONAL REGULATORY REQUIREMENTS. In the future, the Company intends to seek the necessary licenses, approvals and findings of suitability for the Company and its personnel in other jurisdictions. However, there can be no assurance that such licenses, approvals or findings of suitability will be obtained or will not be revoked, suspended or conditioned or that the Company will be able to obtain the necessary approvals for its future activities. If a license, approval or finding of suitability is required by a regulatory authority and the Company fails to seek or does not receive the necessary license or finding of suitability, the Company may be prohibited from owning or operating gaming establishments in that jurisdiction.

FEDERAL REGULATION

The Federal Gambling Devices Act of 1962 (the "Federal Act") makes it unlawful, in general, for a person to manufacture, deliver, or receive gaming machines, gaming machine type devices, and related components across state lines or to operate gaming machines unless that person has first registered with the Attorney General of the United States. In order to manufacture, sell, deliver, or operate certain of its current and proposed products, the Company must register and renew its registration annually. In addition, various record keeping and equipment identification requirements are imposed by the Federal Act. Violation of the Federal Act may result in seizure and forfeiture of equipment, as well as other penalties. The Company is currently registered and maintains the reports required under the Federal Act.

COMPETITION

The Gold Coin and the Toledo Palace also compete with other forms of legal and illegal gambling, including bingo and pull-tab games, card clubs, pari-mutuel betting on horse racing and dog racing and state-sponsored lotteries, as well as other forms of wagering entertainment. See "Industry Overview".

EMPLOYEES

As of January 1, 1998, the Company had 15 full-time employees, (including two executive officers), eight of whom are involved in managing and operating the Woodlands. The Company believes that its employee relations are excellent.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company's corporate offices are located at One Penn Plaza, Suite 1503, New York, New York, occupying approximately 1,000 square feet of office space under a lease at the rental rate of $2,500 per month expiring in October 1999. The Company leases approximately 550 square feet of office space in London, England for Tottenham & Co. on a month-to-month basis at approximately $1,200 per month.

The Company leases space for the Gold Coin under an 18-year sub-lease from Prime consisting of approximately 5,000 square feet of space, at a rent of $3,000 per month. TWGLa owns the 20-acre site on which the Woodlands is located in DeRidder, Louisiana.

ITEM 3.  LEGAL PROCEEDINGS.

On or about November 6, 1997, the Company was sued for breach of contract by Monarch Casinos, Inc. of Louisiana and Michael A. Edwards in the 15th Judicial District Court, Lafayette Parish, Louisiana, Case No. 97-5037B. This litigation was filed pro se, but Mr. Edwards has since engaged counsel. Mr. Edwards claims compensation charges of approximately $2.2 million and punitive charges of $11.1 million and has alleged that the Company breached a management contract dated September 21, 1994. The Company has hired local litigation counsel and believes that these claims are wholly without merit and intends to defend this action vigorously.

On November 10, 1997, the Company was advised that on October 16, 1997, National placed Prime on notice that its rights to occupy the 76 Plaza (where the Gold Coin is located) was to terminate on January 23, 1998, due to an alleged breach by Prime of the Over-Lease. The Company believes that the alleged default by Prime may be due, in part, to the failure of Prime to pay certain sums due to National under the Over-Lease. Consequently, on December 23, 1997, the Company filed a Petition for Concursus in the 15th Judicial District Court, Lafayette Parish, Louisiana, Case No. 976174-D and paid the final payment of the Prime Note of $292,000 into the registry of the court, protesting that such sum is actually due and owing based on the alleged breach of the Over-Lease by Prime. On or about December 30, 1997, the Company received notice from Prime that Prime (which was not aware of the Petition for Concursus) considered the

Company in default of the Sub-lease for the Gold Coin premises and demanded that the Company pay to Prime an amount equal to approximately $299,513 on or before January 7, 1998 to cure this alleged default. Upon receipt of this correspondence, the Company contacted counsel for Prime and made him aware of the Company's prior filing.

On or about January 19, 1998, Prime filed in United States District Court, Western District of Louisiana, Case No. CV98-0076L-0, a Complaint for Damages and Violation of the Petroleum Marketing Practices Act against National alleging breaches by National in the franchise agreement between Prime and National and seeking to enjoin National from terminating the Over-Lease. On or about January 21, 1998, Prime filed a Voluntary Petition in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Western District of Louisiana, Case No. 98BK-50087, listing National as the holder of an unsecured claim of approximately $500,000. The Company has engaged counsel and intends to intervene in this action in order to protect its rights under the Prime Agreement and Sub-lease.

The Company, through its Chrysolith affiliate, has joined with two video poker operators in the State in challenging the Voter Mandate in the courts. On January 30, 1998 the Louisiana Supreme Court unanimously denied without comment a writ application filed by Chrysolith, among others, alleging Election Code violations, effectively ending the Election Code challenge to the video poker referenda. The suit will proceed to federal court on a federal civil rights violation under Title 42 of the United States Code Section 1983. The Company cannot as of the date hereof predict the outcome of this litigation or when a decision relating hereto will be rendered.

The Company is not currently involved in any other material legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY.

The executive officers of the Company, their ages and the offices held, as of March 30, 1998 are as follows:



Name                     Age     Position in the Company
----                     ---     -----------------------
Stanley Kohlenberg       65      Chairman and Director
Andrew Tottenham         40      Chief Executive Officer, President and Director
Dominick J. Valenzano    49      Chief Financial Officer, Treasurer and Director


Information regarding the business experience of the executive officers of the Company is set forth below.

     STANLEY KOHLENBERG was the Chief Executive Officer and President of the
Company from March 6, 1996 until his retirement on December 31, 1996.   He has
been a director of the Company since September 1994, where he has served as Chairman since March 6, 1996, and has been retained as a consultant through March 31, 1999. He has been a Managing Director of Tottenham & Co. since January 1991. Mr. Kohlenberg was the acting Chief Financial Officer for the start-up and opening of the Teller House Casino in Central City, Colorado in 1991. Prior to January 1991, Mr. Kohlenberg held senior executive positions in the cosmetics industry as Chief Executive Officer of Alfin Inc. (1989-1991), President of Sanofi Beauty, Inc. (1984-1989), President of CFT Marketing (1980-
1984), which was acquired by Sanofi Beauty in 1984, President of Calvin Klein Cosmetics (1977-1980), and Executive Vice President of Revlon, Inc. (1974-
1977).

     ANDREW TOTTENHAM has served as President and Chief Executive Officer of the Company since January 1, 1997. Mr. Tottenham was a consultant to the Company from July 1996 to December 31, 1996 and has been a director of the Company since May 1996. He has been the President of Tottenham & Co., since 1988. Mr. Tottenham commenced his career in the gaming industry in 1975 and has worked for the Silhouette Club, Bally's Park Place, Connoisseur Club, and Victoria Casino. Mr. Tottenham is the son-in-law of Mr. Kohlenberg.

     DOMINICK J. VALENZANO has served as a consultant to the Company since May 1994 and as the Treasurer, Chief Financial Officer and a director of the Company since September 1994. From September 1992 until May 1994, Mr.

Valenzano was a mortgage banking representative for Jennings Mortgage Co., a mortgage banker. From 1974 to August 1992, Mr. Valenzano was employed by Control Data Corporation holding various positions, most recently that of Vice President of Finance in the lottery, racetrack and ticket reservation divisions.

PART II


ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Effective December 15, 1994, the Company's Common Stock and warrants (the "$8.50 Warrants") commenced trading on the Nasdaq National Market System under the symbols IBET and IBETW, respectively. Prior to December 15, 1994, there was no established public trading market for the Company's Common Stock or the $8.50 Warrants. On December 17, 1996, trading on the Company's Common Stock was transferred to the Nasdaq SmallCap Market System for failure to maintain the minimum bid price requirements of the National Market System. Further on June 25, 1997 the Company's Common Stock and the $8.50 Warrants were delisted from the Nasdaq Small Cap Market and trading on the Company's Common Stock was transferred to the OTC Bulletin Board for failure to maintain a bid price of $1.00 and minimum capital and surplus requirements.

The following table sets forth the high and low prices of the Company's Common Stock and the $8.50 Warrants for fiscal years 1996 and 1997:



       COMMON STOCK                  HIGH            LOW
                                    ------         ------
1996
       First Quarter   ...........   1 1/2            3/4
       Second Quarter  ...........   3 1/2          25/32
       Third Quarter   ...........  3 1/16          1 3/8
       Fourth Quarter  ...........   1 1/8            3/8
1997
       First Quarter   ...........   1 7/8             1
       Second Quarter  ...........   1 3/8            1/2
       Third Quarter   ...........  *11/16          *5/16
       Fourth Quarter  ...........   *7/16          *7/32


       $8.50 WARRANTS
1996
       First Quarter   ...........     1/4            1/8
       Second Quarter  ...........    1/32            1/8
       Third Quarter   ...........     3/8            1/4
       Fourth Quarter  ...........    7/32           1/16
1997
       First Quarter   ...........    5/16           1/16
       Second Quarter  ...........     1/4           3/16
       Third Quarter   ...........   *1/16          *1/16
       Fourth Quarter  ...........   *1/32          *1/64
       * Quoted on OTC Bulletin Board


As of the date of this Report March 30, 1998, there were (a) 3,044,286 shares of Common Stock outstanding held of record by approximately 1,300 persons, (b) outstanding options to purchase an aggregate of 12,500 shares of Common Stock not part of the Company's 1993 Incentive Stock Option Plan (the "1993 Plan"),
(c) outstanding $8.50 Warrants to purchase an aggregate of 1,511,429 shares of Common Stock, (d) outstanding $0.01 Warrants to purchase an aggregate of 499,875 shares of Common Stock issued in connection with the March 1996 Financing (See the Form 10-KSB for the year ended December 31, 1996, Item 6 - "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources"), (e) outstanding $11.55 Warrants to purchase an aggregate of 151,143 shares of Common Stock, (f) outstanding $13.50 Warrants to purchase an aggregate of 151,143 shares of Common Stock, (g) $4.8 million principal amount of outstanding Senior Bonds convertible into shares of Common Stock at conversion prices of $2.00 to $3.125 per share, (h) outstanding $1.00 Warrants to purchase an aggregate of 960,000 shares of Common Stock issued in connection with the sale of the Senior
Bonds, (i) outstanding $.5938 Warrants to purchase an aggregate of 250,000 shares of Common Stock issued in connection with the acquisition of Tottenham & Co. (see Item 1- "Description of Business -Narrative Description of
Business - Acquisition Agreements"), (j) outstanding $.50 warrants to purchase an aggregate of 220,760 shares of Common Stock issued in connection with the 1997 Promissory Note (See Item 6 - "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources"), and (k) outstanding $.01 warrants to purchase an aggregate of 42,850 shares of Common Stock issued in connection with the Bishkek Note (See Item 6 - "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources").

The Company has not declared or paid any cash dividends on its Common Stock since its inception and does not intend to pay any dividends for the foreseeable future.

There were no securities sold by the Company during the period covered by this Report.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This Form 10-KSB contains certain forward-looking statements. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will", "expect," "believe," "anticipates," "estimates," or "continue" or comparable terminology are intended to identify certain forward-looking statements in this and other sections of the Form 10-KSB These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, including those set forth in the section below entitled "Important Factors to Consider."

The following discussion and analysis relates to the financial condition and results of operation of the Company for the two years ended December 31, 1997.

This information should be read in conjunction with the Company's Consolidated Financial Statements and notes appearing elsewhere herein. All amounts in the following discussions have been rounded to the nearest thousand except where indicated.

RESULTS OF OPERATIONS


                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                       --------------------------------
                                                             1997           1996
                                                             ----           -----
                                             (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)


Revenue                                                    $6,901      $  6,655

Pre-Tax Income/(Loss)                                          80       (12,440)

Net Income/(Loss)                                              80       (12,760)

Earnings/(Loss) per share - Basic                           $0.03        $(5.02)

Earnings/(Loss) per share - Assuming Dilution           3,044,286     2,544,286

Weighted Average Common Shares Outstanding                  $0.02        $(5.02)




FISCAL YEAR ENDED DECEMBER 31, 1997 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1996

REVENUES

Net revenues from the Company's video poker operations (defined as those amounts remaining with the Company after payment of winnings and state gaming taxes) from the Gold Coin and the Toledo Palace were $4.1 million for the year ended December 31, 1997, representing an increase of $.2 million or 6% as compared to the prior year ended December

31, 1996. At the Woodlands, the Company derived revenues amounting to $2.7 million for the year ended December 31, 1997 primarily from the sale of fuel, representing a decrease of $.1 million or 2% over the prior year's total of $2.8 million. Net revenues from the Tottenham & Co. subsidiary of approximately $57,000 and from MATS of approximately $27,000 were generated in 1997 revenues which did not occur in 1996.

COST OF REVENUE

Cost of revenue, which consists of the direct cost of operating both the Gold Coin and the Toledo Palace, primarily in the areas of labor, security, and general office expenses on a 24-hour, 7-day schedule, were $1.1 million in 1997, virtually unchanged from the prior year ended December 31, 1996. The cost of revenue at the Woodlands was $2.3 million ($1.8 million of which was the cost of fuel) in 1997 as compared to $2.4 million ($1.9 million of which was the cost of fuel) in 1996, due to the decreased fuel sales at the truck stop.

EXPENSES

Selling, general and administrative expenses were $2.2 million in 1997 representing a 22% increase over 1996. This increase is primarily attributable to the Tottenham & Co. and MATS operations which started in 1997. The Company incurred costs for Tottenham & Co. of approximately $414,000 (primarily labor and related costs $135,000, travel $89,000 and office costs $103,000) and approximately $163,000 in costs for MATS (primarily labor and related costs $102,000, travel $23,000 and office costs of $35,000) which did not occur in 1996.

Amortization and depreciation decreased from $1.1 million in 1996 to $.3 million in 1997 due primarily to the write-off of assets in the fourth quarter of 1996 resulting from the Voter Mandate (See Item 1 - "Description of
Business").   Interest expense for the year ended December 31, 1997 was $.8 million compared to $1.1 million for the year ended December 31, 1996. The decrease is due to a one-time interest charge of approximately $416,000 in the second quarter of 1996 relating to the issuance of 499,875 warrants issued in connection with certain bridge financings which did not recur in 1997 (See Form 10-KSB for the year ended December 31, 1996, Item 6 - "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources").

EARNINGS/(LOSS)

The Company generated net earnings of approximately $80,000 for the fiscal year ended December 31, 1997 as compared to a net loss of $12.8 million in fiscal year ended December 31, 1996. The 1996 results include an impairment loss of $11.4 million which did not recur in 1997. (See Item 1 - "Description of Business").

LIQUIDITY AND CAPITAL RESOURCES

The level of cash decreased by $291,000 for the twelve months ended December 31, 1997, due primarily to four scheduled quarterly repayments of the Prime Note totaling approximately $1,150,000 offset by net financing proceeds and investments of approximately $42,000 and cash flows from operating activities of approximately $821,000.

The Company's obligation due to Prime in connection with the December 1994 acquisition of the Gold Coin, evidenced by a three-year promissory note in the original principal amount of $3.0 million, and secured by the Company's Sub-lease with Prime for the Gold Coin premises, was paid in full at maturity on December 23, 1997.

On June 11, 1997, TWG and Value Partners, Ltd., a Texas limited partnership ("Value Partners"), executed a loan agreement under which TWG borrowed $350,000. This loan is evidenced by an unsecured Senior Promissory Note (the "Value Partners Note") in favor of Value Partners, for $350,000 due June 11, 1998, with simple interest at the rate equal to the lesser of 17% per annum or the highest rate then allowed by applicable law.

TWG has agreed to make payments on the Value Partners Note by paying to Value Partners each quarter an amount equal to 40% of the cash received from the Boxer Casino located in the Azerbaijan Republic during each such quarter See
Item 1 - "Description of Business". Payment will be applied first to unpaid fees and expenses of Value Partners arising in connection with the Value Partners Note, next to unpaid interest, and then to unpaid principal. If such amount is zero or a negative number, no payment will be due on the Value Partners Note for such quarter. This provision does not, however, waive TWG's obligation to make any other payments on the Value Partners Note, including specifically the balance due on June 11, 1998, the final maturity date. The Value
Partners Note may be prepaid without penalty, upon written affirmative and negative convenants including, with respect to the former, provision of quarterly financial statements and, with respect to the latter, restrictions on incurring senior debt or disposing of assets. The Company used a portion of the proceeds of the Promissory Note (as defined below), to repay the Value Partners Note in full on October 29, 1997 and to fund the start-up of the Boxer Casino (as defined below).

On October 29, 1997, TWG and Value Partners executed a loan, which was amended on December 19, 1997, (the "First Amended Loan Agreement") under which TWG has the ability to borrow up to $4,125,000. This loan is evidenced by a Senior Secured Promissory Note (the "Promissory Note") in favor of Value Partners for up to $4,125,000 due December 1, 1998 bearing simple interest at the rate of 12%. Under the terms of the loan agreement, Value Partners is entitled to warrants to purchase shares of TWG common stock (the "Warrants") equal to .1714 Warrants for each dollar advanced to TWG to a maximum of 707,025 warrants. The warrants have an exercise price of $.50 per share and expire on December 31, 1999. As of February 23, 1998, Value Partners has advanced a net amount of approximately $1,288,000 ($2,088,000 advanced less $800,000 in repayments), comprised of the following:

      (a) On October 28, 1997, Value Partners advanced $821,000 representing a refundable escrow deposit in connection with TWG's proposed acquisition of the Casino de Zaragoza ("CDZ") a company that holds an exclusive casino license in Zaragoza, Spain a region of Aragon (the "Zaragoza Transaction"). The Zaragoza Transaction was not consummated, and as a result, approximately $800,000 (net of bank fees and currency exchange) was returned to Value Partners on December 21, 1997.

      (b) On October 29, 1997, Value Partners advanced approximately
          $407,000 to TWG which amount was used to repay the Value Partners Note of $350,000 plus accrued interest of $23,000 with the balance of $34,000 used by TWG for working capital purposes.

      (c) On December 22, 1997, Value Partners advanced $335,000 to TWG which amount was used to pay the final scheduled quarterly payment under the Prime Note of approximately $292,000 on December 23, 1997; the balance of $43,000 used by TWG for working capital purposes.

      (d) On January 15, 1998, Value Partners advanced $525,000 to TWG which amount was used as a deposit on the Czech Transaction.

The Company has issued 220,760 Warrants in connection with the funds transfer as part of the First Amended Loan Agreement through March 18, 1998. The Company expects to limit its borrowing of the $4,125,000 credit facility to approximately $1,288,000, not including the Bishkek Note described below.

On March 19, 1998, the Company and Value Partners executed a Lenders Waiver and Option Agreement (the "Waiver") under which the Company borrowed $250,000 to fund the acquisition of the Bishkek Casino (the "Bishkek Note"). See Item 1 - "Description of Business", and "Acquisition Agreements - Bishkek Agreement". The Bishkek Note, which was funded on March 24, 1998, bears interest at 12% per annum and Value Partners was issued 42,850 warrants to purchase the Company's Common Stock at an exercise price of $.01 per share which expire on December 31, 2005. Under the terms of the Bishkek Note, the Company will repay the principal and accrued interest in twelve monthly installments starting May 1, 1998 from the Company's 60% share of the operating profits of the Bishkek Casino.

On December 29, 1997, TWG engaged the services of Libra Investments, Inc., Los Angeles, California ("Libra"), to act as the Company's exclusive financial advisor and placement agent in connection with the issuance and sale by TWG (and certain wholly owned subsidiaries) of up to $17 million aggregate gross proceeds of subordinated senior debt securities and warrants of TWG (the "Private Placement"). The $17 million principal amount of Senior Secured Notes (the "Notes") will carry interest at 12% per annum payable semi-annually in cash and mature on March 31, 2005. The Notes will be senior obligations of TWG and will rank PARI-PASSU with Company's other outstanding unsecured and unsubordinated indebtedness. In addition, TWG will issue warrants to purchase approximately 7.4 million shares of TWG Common Stock (the "Libra Warrants") representing 40% of the Company's fully diluted Common Stock. The Libra Warrants will have an exercise price of $.01 per share and expire on or about April 1, 2008. The proceeds of the Private Placement will be used to purchase and fund improvements of the Czech Transaction ($12.6 million), retire the Promissory Note ($1.3 million), pay fees and expenses of the Private Placement ($1.1 million) and for working capital ($2.0 million).

As of December 31, 1997, the principal amount of the Company's indebtedness under Senior Bonds issued in connection with a private placement of debt and warrants completed in the second quarter of 1996 (See Form 10-QSB for the quarter ended June 30, 1996, Item 6 - "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources" was $4.8 million. The Senior Bonds mature on June 30, 1999 and may be converted into TWG Common Stock at $2.50 per share through June 30, 1998 and $3.125 per share from July 1, 1998 to June 30, 1999. The Company and the holders of the Senior Bonds (the "Bondholders") are negotiating to amend the terms of the Senior Bond as follows: (i) between May 1, 1998 and June 30, 1999 the Company will use the cash flow from the Company's operations in Louisiana to pay off the debt; (ii) the Bondholders will agree to convert the obligation to a cash flow note and to extend the maturity of the Senior Bonds will be to December 31, 2005; (iii) the conversion feature of the Senior Bonds will be eliminated; and (iv) the Bondholders will receive warrants to purchase 3,200,000 shares of TWG common stock at an exercise price of $1.50 per share which will expire on June 30,
2008.   In addition, approximately 1.6 million Warrants will be issued under the terms of the Baker Warrants. (See Item 1 - "Description of Business") under the anti-dilution requirement of the June 1996 Baker Bridge. (See Item 6
- Form 10-KSB for the fiscal year ended December 31, 1996, "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources".) The Baker Warrants will modified, among other things, to exclude
any anti-dilution provisions beyond March 31, 1998.   The amendment is
contingent upon the successful completion of the Private Placement.

The Company believes that, although there can be no assurance, the net proceeds from the Private Placement and existing cash flow from current operations (assuming the closing of the Stock Purchase Agreement) will be sufficient to satisfy its liquidity and capital requirements for the next twelve months. If the Private Placement is not completed and if the Senior Bonds are not amended, the Company will require additional financing to meet its obligations. Notwithstanding the Private Placement, the Company will also require financing to complete the construction of the third casino in the Czech Transaction, See
Item 1 - "Description of Business". The Company's ability to obtain additional financing may be limited for a number of reasons, including the fact that a substantial portion of the Company's assets are subject to liens. There can be no assurance that such financing will be available on terms favorable to the Company or at all.

PLAN OF OPERATIONS

The Company intends to continue operating the Gold Coin and the Toledo Palace as they are presently being operated; however, the Company has made available for sale its Woodlands property where the Toledo Palace is located.

The Voter Mandate in certain parishes in Louisiana in November 1996, ordered the closing of all video poker operations in such parishes by June 30, 1999.
As a result of the Voter Mandate, the Company must close both the Gold Coin and the Toledo Palace no later than June 30, 1999. As of December 31, 1997, the Gold Coin and the Woodlands, including the Toledo Palace operations, accounted for virtually all of the Company's annual revenues. Currently, the Company is seeking to develop or acquire interests in gaming operations at other locations including the Czech Republic and Bishkek (See Item 1 - "Description of Business, Future Operations") so that the Company will generate positive cash flow by 1999; however, there can be no assurance that the Company will be able to develop or acquire any such new operations by June 1999, at which time certain video poker operations in Louisiana, including the Company's operations at Gold Coin and the Toledo Palace, must be terminated. If the Company is not successful in developing or acquiring interests in gaming operations at locations outside Louisiana, the closings of the Gold Coin and Toledo Palace would have a material adverse effect on the Company, its revenues and its overall financial condition.

YEAR 2000 CONVERSION

The Company does not believe that the Year 2000 Conversion, as it relates to computer applications that perform date intensive calculations beyond December 31, 1999, will have a material adverse effect on the Company's operation.

IMPORTANT FACTORS TO CONSIDER

ACCUMULATED DEFICIT; OPERATING LOSSES

On December 31, 1997, the Company had an accumulated deficit of approximately $13.2 million and a working capital deficit of approximately $.9 million.
For the fiscal year ended December 31, 1997, the Company generated net income of approximately $.1 million and for the fiscal year ended December 31, 1996, the Company incurred a net loss of approximately $12.8 million which resulted primarily from an $11.4 million impairment of assets accounting charge under FASB No. 121 relating to the referendum to discontinue video poker described above. The ability of the Company's U.S. operations to achieve profitability depends upon the successful operation of gaming establishments at the Lafayette and DeRidder locations and the diversification of its operations into other locations or lines of business. There can be no assurance that the Company will achieve profitability as a result of these operations or otherwise.

OBLIGATION TO PRIME PROPERTIES; POSSIBLE LOSS OF SUB-LEASE FOR GOLD COIN

On December 22, 1994, the Company acquired from Chrysolith and Prime, which leases a truckstop in which the Gold Coin is located from National, certain rights including an 18 year sub-leasehold interest, subject to the terms of an Over-lease between Prime, as lessee and National, as lessor. Should this Over-Lease be terminated, the Company could lose all of its rights under the Sub-lease and Prime would lose its establishment license for video poker in the State of Louisiana. The Company acquired from Prime the right to a 50% interest in the profits of the Gold Coin under the terms of the Prime Agreement under which the Company agreed to pay a total of $6.0 million for such profit interest. The Company's obligation under the Prime Agreement due to Prime is evidenced by the Prime Note, the final installment of which was paid in full on December 23, 1997.

On November 10, 1997, the Company was advised that on October 16, 1997, National placed Prime on notice that its rights to occupy the 76 Plaza (where the Gold Coin is located) was to terminate on January 23, 1998, due to an alleged breach by Prime of the Over-Lease. The Company believes that the alleged default by Prime may be due, in part, to the failure of Prime to pay certain sums due to National under the Over-Lease. Consequently, on December 23, 1997, the Company filed a Petition for Concursus in the 15th Judicial District Court, Lafayette Parish, Louisiana, Case No. 976174-D and paid the final payment of $292,000 into the registry of the court, protesting that such sum is actually due and owing based on the alleged breach of the Over-Lease by Prime. On or about December 30, 1997, the Company received notice from Prime that Prime (which was not aware of the Petition for Concursus) considered the Company in default of the Sub-lease for the Gold Coin premises and demanded that the Company pay to Prime an amount equal to approximately $299,513 on or before January 7, 1998 to cure this alleged default. Upon receipt of this correspondence, the Company contacted counsel for Prime and made him aware of the Company's prior filing.

On or about January 19, 1998, Prime filed in United States District Court, Western District of Louisiana, Case No. CV98-0076L-0, a Complaint for Damages and Violation of the Petroleum Marketing Practices Act against National alleging breaches by National in the franchise agreement between Prime and National and seeking to enjoin National from terminating the Over-Lease. On or about January 21, 1998, Prime filed a Voluntary Petition in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Western District of Louisiana, Case No. 98BK-50087, listing National as the holder of an unsecured claim of approximately $500,000. The Company has engaged counsel and intends to intervene in this action in order to protect its rights under the Prime Agreement and Sub-lease.

POSSIBLE LOSS OF SUB-LEASE FOR GOLD COIN DUE TO TERMINATION OF OVER-LEASE

As noted above, the Sub-lease for the Gold Coin is subject to the terms and conditions of the Over-Lease between Prime and National. Although National is aware of the Company's use of the Gold Coin facilities, National has not yet granted its written consent to the Sub-lease, as required by the Over-Lease.
The Over-Lease expires September 30, 1999, subject to the right of Prime to extend the term for up to five successive three-year periods. Prime is not contractually obligated to the Company to exercise its right to extend the Over-Lease at the end of its term or any renewal term. In addition, National has the right to terminate the Over-Lease under certain circumstances, including if Prime defaults, under the terms of the Over-Lease, or if Prime does not renew a franchise relationship between National and Prime. The termination of the Over-Lease upon the expiration of its terms (or any renewal term), or as a result of a breach by Prime or otherwise, will result in the termination of the Company's sub-lease for the Gold Coin gaming facility premises, and any such termination would have a materially adverse effect on the U.S. operations of the Company.

TERMINATION OF LOUISIANA OPERATIONS IN 1999; NEED TO DIVERSIFY

In November 1996, residents in 35 parishes in Louisiana, including the two parishes in which the Gold Coin and the Toledo Palace are located, voted to discontinue video poker effective June 30, 1999. The Company is currently involved in litigation to overturn the voter referendum. See Item 3 - "Legal Proceedings." No assurances can be given that such litigation will be successful. At this time, the Company has no U.S. gaming operations other than the Gold Coin and the Toledo Place. The Company is currently seeking to develop or acquire interests in gaming operations at other locations; however, there can be no assurance that the Company will be able to develop or acquire such new operations by that time.

TAXATION OF GAMING OPERATIONS

Gaming operators are typically subject to significant taxes and fees in additional to federal and state corporate income taxes, and such taxes and fees are subject to increase to any time. Any material increase in these taxes or fees would adversely affect the results of operations of the Company. Under Louisiana law, approximately 32.5% of gaming revenues (after payout of winnings) generated by the Gold Coin and the Toledo Palace is payable as gaming taxes to the State of Louisiana, and there can be no assurances that tax rates, fees or other payments to the State applicable to the Company's gaming operations will not be increased in the future.

POSSIBLE LOSS OF ESTABLISHMENT LICENSE

Effective January 1, 1996, in order for the maximum of 50 VLTs to be operated at a truck stop location in Louisiana, the truck stop must meet certain requirements relating to its operation as a truck stop, including the operation of a 24-hour restaurant, the availability of mechanic services 24 hours/7 days a week, paved parking for at least 50 18-wheeled vehicles and the sale of at least 100,000 gallons of fuel per month, of which 40,000 gallons must be diesel fuel. The Company believes that Woodlands although for business reasons the Company has decided to install only 33 VLTs and the 76 Truck Plaza, at which the Gold Coin is located, currently satisfy these requirements. The failure of either location to meet the standard for maintaining a qualified truck stop could cause the number of VLTs permitted to be operated at such location to be decreased or eliminated, which could have a material adverse impact on the revenue of the Company. Moreover, if Prime (which operates the 76 Truck Plaza at which the Gold Coin is located) or the Company (which operates the Woodlands) loses its fuel franchise for any reason, the truck stop would no longer qualify as a site for a gaming establishment.

DEPENDENCE UPON KEY PERSONNEL

The Company's ability successfully to implement its strategy, manage the Czech Casinos if acquired and maintain a competitive position will depend in a large part on the ability of Andrew Tottenham, the Company's President and Chief Executive Officer. Mr. Tottenham is a well-known international gaming consultant and provides the Company with an extensive network of worldwide contacts in the gaming industry, as well as experience and expertise in international casino development, marketing and management. The Company may also be highly dependent upon other key employees, casino managers and consultants whom the Company may retain from time to time. Although Mr. Tottenham has an employment agreement with the Company that continues for an additional four years, there can be no assurances that the Company will be able to continue to retain Mr. Tottenham or any of such other personnel.

NEED FOR ADDITIONAL FINANCING

The Company believes, although there can be no assurance, that existing cash, together with anticipated cash flows from operations, and the net proceeds of the Private Placement will be sufficient to satisfy its liquidity and capital requirements for the next twelve months. After twelve months, the Company may require additional capital in particular, after June 1999 when its operations in Louisiana will be required to close to fund operations and growth opportunities. If such additional financing is not available, this would have a materially adverse effect on the financial condition and operations of the Company. The Company may require additional financing for acquisition of other gaming businesses when and if the opportunity to acquire such businesses arises and for the construction of the third Czech casino assuming the Czech Transaction is completed, (See Item 1 - "Description of Business"). The Company's ability to obtain additional financing may be limited for a number of reasons, including the fact that a substantial portion of the Company's assets are subject to liens. There can be no assurance that such financing will be available on terms favorable to the Company or at all.

LICENSING AND REGULATION

The Company's operations are subject to regulation by each jurisdiction in which it operates or plans to operate business, as well as federal laws and the
laws of any foreign country.   Each of the Company's officers, directors,
managers and principal stockholders, as well as persons who have more than a 5% income or profit interest in, or who exercised significant influence over the activities of, the Company will be subject to strict scrutiny and approval from the gaming commission or other regulatory body of each jurisdiction in which the Company may conduct gaming operations. The Company has not been, and cannot be, licensed in Louisiana to directly own or operate VLTs because of the residency requirements for such a license. The ownership, operations and management of the VLTs at the Gold Coin and the Toledo Palace have been undertaken by Chrysolith, a video machine operator licensed in the State of Louisiana. If Chrysolith's licenses are revoked, not renewed or are otherwise impaired, the Company would either have to enter into an agreement with another Louisiana-licensed VLT operator, or terminate gaming operations at the locations at which Chrysolith owns, operates and maintains VLTs. There can be no assurance that the Company could enter into an agreement with another Louisiana-licensed VLT operator expeditiously or on acceptable terms, if at all. In such event, and if it were unable to do so, the Company's operations and financial condition would be materially adversely affected.

The failure to obtain any license for properties upon which the Company plans to operate or manage a gaming establishment in the future would have a materially adverse effect on the Company's business. Obtaining required licenses can be time consuming and costly with no assurance of success. In addition, the Company is subject to changes in the laws of the jurisdictions in which it operates, which could materially limit the Company's ability to conduct business profitably. In the event that a required license is not granted for any particular location, the Company's options would include effecting a transfer of substantially all of its related gaming assets to a different location or selling its interest in the gaming operations at that location to a third party. There can be no assurance that the Company would be able to relocate gaming assets or sell its interests on acceptable terms or at all, and the inability to do so would have a materially adverse effect upon the business and prospects of the Company.

COMPETITION

The Company faces a high degree of competition from a large number of participants in the gaming business. The Gold Coin and the Toledo Palace compete with numerous existing and proposed gaming operations in Louisiana and, to a lesser extent, adjacent portions of Mississippi, including truck stop sites which contain VLTs, comprehensive land-based and riverboat casinos, Native American gaming ventures and other forms of legalized gambling. In addition, under Louisiana law racetracks and off-track betting parlors may install an unlimited number of VLTs, and establishments with alcoholic beverage licenses, such as restaurants and bars, as well as hotels, are eligible to apply for a license to operate up to three VLTs. Many of the Company's competitors and potential competitors have greater financial and marketing resources, have significantly more experience in operating gaming facilities, operate a greater number and variety of gaming facilities, and have better sites, than the Company does. The Company believes that competition in the gaming industry is based on the quality and location of gaming facilities, the effectiveness of marketing resources and customer service and satisfaction. There are four gaming operations within five miles of the Gold Coin and one gaming operation within five miles of the Toledo Palace, all of which contain 50 VLTs. There are also numerous restaurants, bars and hotels located near the Gold Coin, which are limited to three VLTs each. As of January 1, 1998, there were approximately 95 truck stops with VLTs and three land-based casinos on Native American reservations in Louisiana, and a significant number of gaming license applications pending in the State. In addition, the Company will likely face significant competition if it begins operations in geographical areas other than Louisiana.

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

DILUTIVE EFFECT OF WARRANTS TO BE ISSUED

In connection with, and assuming the successful completion of, the Private Placement, the Company will issue warrants to purchase approximately 9.0 million shares of the Company's Common Stock. In addition, assuming the successful restructuring of the Senior Bonds, the Company will issue approximately 3.2 million warrants to purchase the Company's Common Stock. The issuance of such securities will have a dilutive effect on the Company's earnings on a fully diluted basis.

ITEM 7.    FINANCIAL STATEMENTS.

The following items are included in this Report:


Financial Statements                                                        Page
--------------------                                                        ----

Index to Consolidated Financial Statements................................   F-1
Independent Auditor's Report..............................................   F-2
Consolidated Balance Sheet................................................   F-3
Consolidated Statements of Operations.....................................   F-4
Consolidated Statements of Change in
 Stockholders Deficit ....................................................   F-5
Consolidated Statements of Cash Flows.....................................   F-6
Notes to Consolidated Financial Statements................................   F-8


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

                                   PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         (a)  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         The information under the caption "Proposal for Election of Directors - Nomination - Information about Nominees and - Other Information About Nominees" contained in the 1998 Proxy Statement, with respect to directors of the Company, is incorporated herein by reference. The information concerning executive officers of the Company is included in this Report under Item 4A, "Executive Officers of the Company."

         (b)  COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

         The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the 1998 Proxy Statement, is incorporated therein by reference.

ITEM 10. EXECUTIVE COMPENSATION.

         The information under the captions "Executive Compensation" and "Proposal for Election of Directors - Directors' Compensation" contained in the 1998 Proxy Statement, is incorporated therein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information under the caption "Principal Shareholders and Beneficial Ownership of Management" is contained in the 1998 Proxy Statement is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information under the caption "Certain Transactions" contained in the 1998 Proxy Statement is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  EXHIBITS

         Reference is made to the Exhibit Index hereinafter contained, at Pages E-1 through E-4 of this Report.

         A copy of any exhibits listed or referred to herein will be furnished at a reasonable cost to any person who was a shareholder of the Company as of April 19, 1998, upon written request from any such person. Requests should be sent to: Dominick J. Valenzano, Chief Financial Officer and Treasurer, Trans World Gaming Corp., One Penn Plaza, Suite 1503, New York, New York 10119-0002.

         The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-KSB pursuant to Item 13 (a) (3):

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

            D.   Consulting Agreement dated January 1, 1997 between the
                 Company and Stanley Kohlenberg (incorporated by reference to Exhibit 10.23 in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 (File No. 0-25244)).

            E.   Employment Agreement dated January 1, 1997 between the
                 Company and Andrew Tottenham (incorporated by reference to Exhibit 10.24 in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 (File No. 0-25244)).

            F.   Employment Agreement dated February 1, 1997 between the
                 Company and Christopher Moore (incorporated by reference to Exhibit 10.25 in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 (File No. 0-25244)).

            G. Employment Agreement dated April 15, 1997 between the Company and James Hardman (filed herewith).


      (b)     REPORTS ON FORM 8-K

     The Company filed no reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1997.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TRANS WORLD GAMING CORP.
                                       (registrant)


Dated:  March 30, 1998             By: /s/  Andrew Tottenham
                                       --------------------------------------
                                       Chief Executive Officer and President


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below the following persons on behalf of the Registrant on March 30, 1998 in the capacities indicated.

                                    SIGNATURE AND TITLE
                                    /s/  Andrew Tottenham
                                    ------------------------------------------
                                    Andrew Tottenham
                                    President, Chief Executive Officer
                                    (principal executive officer), and Director

                                    /s/  Dominick J. Valenzano
                                    ------------------------------------------
                                    Dominick J. Valenzano
                                    Chief Financial Officer, Treasurer
                                    (principal financial and accounting
                                      officer), and Director

                                    /s/ Stanley Kohlenberg
                                    ------------------------------------------
                                    Stanley Kohlenberg
                                    Chairman and Director

                           TRANS WORLD GAMING CORP.
                 EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-KSB
                     FOR THE YEAR ENDED DECEMBER 31, 1997



Item No. Item                               Method of Filing
-------- ----                               ----------------
 3.1     Articles of Incorporation          Incorporated by reference to
                                            Exhibit 3.1 contained in the
                                            registration statement on Form SB-
                                            2 (File No. 33-85446-A).

 3.2     By-laws                            Incorporated by reference to
                                            Exhibit 3.2 contained in the
                                            registration statement on Form SB-
                                            2 (File No. 33-85446-A).

 4.1     Specimen Common Stock Certificate  Incorporated by reference to
                                            Exhibit 4.1 contained in the
                                            registration statement on Form SB-
                                            2 (File No. 33-85446-A).

 4.2     Specimen Redeemable Common Stock   Incorporated by reference to
         Purchase Warrant                   Exhibit 4.2 contained in the
                                            registration statement on Form SB-
                                            2 (File No. 33-85446-A).

 4.3     Form of Warrant Agreement          Incorporated by reference to
                                            Exhibit 4.3 contained in the
                                            registration statement on Form SB-
                                            2 (File No. 33-85446-A).

 4.4     Confidential Private Placement     Incorporated by reference to
         Memorandum dated June 30, 1999     Exhibit 4.4 contained in Form 10-
                                            KSB for the fiscal year ended
                                            December 31, 1996.  (File No. 0-
                                            25244)

 4.5     Supplement No. 1 dated January 14, Incorporated by reference to
         1997 to Confidential Private       Exhibit 4.5 contained in Form 10-
         Placement Memorandum dated June    KSB for the fiscal year ended
         30, 1999                           December 31, 1996.  (File No. 0-
                                            25244)

 4.6     Indenture dated as of November 1,  Incorporated by reference to
         1996 between the Company and Trans Exhibit 4.6 contained in Form 10-
         World Gaming of Louisiana, Inc.,   KSB for the fiscal year ended
         as Issuer, and U.S. Trust Company  December 31, 1996.  (File No. 0-
         of Texas, N.A., as Trustee         25244)

 4.7     Form of 12% Secured Convertible    Incorporated by reference to
         Senior Bond due June 30, 1999      Exhibit 4.7 contained in Form 10-
                                            KSB for the fiscal year ended
                                            December 31, 1996.  (File No. 0-
                                            25244)

 4.8     Form of Warrant to Purchase Common Incorporated by reference to
         Stock Dated July 1, 1996           Exhibit 4.8 contained in Form 10-
                                            KSB for the fiscal year ended
                                            December 31, 1996.  (File No. 0-
                                            25244)

 4.9     Form of Warrant for Purchase of    Incorporated by reference to
         Shares of Common Stock dated       Exhibit 4.9 contained in Form 10-
         January 1, 1997                    KSB for the fiscal year ended
                                            December 31, 1996.  (File No. 0-
                                            25244)

 4.10    Form of Non-Negotiable Promissory  Incorporated by reference to
         Note dated January 1, 1997         Exhibit 4.10 contained in Form 10-
                                            KSB for the fiscal year ended
                                            December 31, 1996.  (File No. 0-
                                            25244)

 4.11    First Amended Senior Secured       Filed Electronically.
         Promissory Note



         dated December 19, 1997

 4.12    Form of Warrant for Purchase of    Filed Electronically.
         Shares of Common Stock dated
         January 15, 1998

 4.13    Lenders Waiver and Option          Filed Electronically.
         Agreement dated  March 9, 1998

 10.1    Agreement for Exchange of Shares   Incorporated by reference to
         dated July 13, 1994, between the   Exhibit 10.1 contained in the
         Company and the shareholders of    registration statement on Form SB-
         Lee Young Enterprises, Inc.        2 (File No. 33-85446-A).

 10.2    Asset Purchase Agreement dated as  Incorporated by reference to of September 21, 1994, between the Exhibit 10.2 contained in the
         Company and Chrysolith, L.L.C.     registration statement on Form SB-
                                            2 (File No. 33-85446-A).

 10.3    Agreement of Sale dated as of      Incorporated by reference to
         September 21, 1994, between the    Exhibit 10.3 contained in the
         Company and Prime Properties, Inc. registration statement on Form SB-
                                            2 (File No. 33-85446-A).

 10.4    Form of Lease between Prime        Incorporated by reference to
         Properties, Inc. and the Company.  Exhibit 10.4 contained in the registration statement on Form SB-
                                            2 (File No. 33-85446-A).

 10.5    Agreement dated September 21,      Incorporated by reference to
         1994, among Chrysolith, L.L.C.,    Exhibit 10.5 contained in the
         Prime Properties, Inc., Monarch    registration statement on Form SB-
         Casinos, Inc. of Louisiana         2 (File No. 33-85446-A).
         ("Monarch") and the Company

 10.6    Asset Purchase Agreement dated     Incorporated by reference to
         September 21, 1994, between        Exhibit 10.6 contained in the
         Chrysolith L.L.C. and Monarch      registration statement on Form SB-
                                            2 (File No. 33-85446-A).

 10.7    Lease (with option) dated May 10,  Incorporated by reference to
         1994 among Lula Miller, Inc.,      Exhibit 10.7 contained in the
         Charles A. Jones III and Kelly     registration statement on Form SB-
         McCoy Jones, as Lessor, and        2 (File No. 33-85446-A).
         Monarch, as Lessee.

 10.8    Offer to Purchase dated October 4, Incorporated by reference to
         1994, among Trans World Gaming of  Exhibit 10.8 contained in the
         Louisiana, Inc., Monarch, Lula     registration statement on Form SB-
         Miller, Inc., Charles A. Jones III 2 (File No. 33-85446-A).
         and Kelly McCoy Jones.

 10.9    Memorandum of Agreement dated      Incorporated by reference to
         March 18, 1994 between the Company Exhibit 10.9 contained in the
         and Yves Gouhier and Camille       registration statement on Form SB-
         Costard to acquire shares of       2 (File No. 33-85446-A).
         Casino Cherbourg, S.A., as amended
         (English translation, except
         amendment is in French).

 10.10   Shareholder Agreement dated April  Incorporated by reference to
         7, 1994, between the Company and   Exhibit 10.10 contained in the
         Michael A. Edwards, as the         registration statement on Form SB-
         shareholders of Monarch            2 (File No. 33-85446-A).

 10.11   Employment Agreement dated March   Incorporated by reference to
         6, 1996 between the Company and    Exhibit 10.11 contained in the
         Stanley Kohlenberg                 Form 10-KSB for the fiscal year
                                            ended December 31, 1995 (File No.
                                            0-25244).



 10.12   Employment Agreement between the   Incorporated by reference to
         Company and Dominick J. Valenzano  Exhibit 10.12 contained in the registration statement on Form SB-
                                            2 (File No. 33-85446-A).

 10.13   1993 Incentive Stock Option Plan   Incorporated by reference to
                                            Exhibit 10.13 contained in the
                                            registration statement on Form SB-
                                            2 (File No. 33-85446-A).

 10.14   Form of 41/2% Bridge Note          Incorporated by reference to
                                            Exhibit 10.14 contained in the
                                            registration statement on Form SB-
                                            2 (File No. 33-85446-A).

 10.15   Form of 10% Secured Bridge         Incorporated by reference to
                                            Exhibit 10.15 contained in the
                                            registration statement on Form SB-
                                            2 (File No. 33-85446-A).

 10.16   Collateral Mortgage relating to    Incorporated by reference to
         the Woodlands Travel Plaza.        Exhibit 10.16 contained in the
                                            registration statement on Form SB-
                                            2 (File No. 33-85446-A).

 10.17   Operating Agreement dated as of    Incorporated by reference to
         December 22, 1994 between the      Exhibit 10.17 contained in the
         Company and Chrysolith relating to Form 10-KSB for the fiscal year
         the Gold Coin.                     ended December 31, 1994 (File No.
                                            0-25244).

 10.18   Note in principal amount $75,000   Incorporated by reference to
         payable by Monarch (and assumed by Exhibit 10.18 contained in the
         the Company).                      Form 10-KSB for the fiscal year
                                            ended December 31, 1994 (File No.
                                            0-25244).

 10.19   Lease Agreement dated May 1, 1993  Incorporated by reference to between National Auto/Truck Stops, Exhibit 10.19 contained in the
         Inc. and Prime Properties with     Form 10-KSB for the fiscal year
         respect to the 76 Plaza            ended December 31, 1995 (File No.
                                            0-25244).

 10.20   Agreement and General Release      Incorporated by reference to
         dated as of March 6, 1996 between  Exhibit 10.20 contained in the
         the Company and R. K. Merkey.      Form 10-KSB for the fiscal year
                                            ended December 31, 1995 (File No.
                                            0-25244).

 10.21   Forbearance Agreement dated        Incorporated by reference to
         January 19, 1996 between the       Exhibit 10.21 contained in the
         Company and Chrysolith             Form 10-KSB for the fiscal year
                                            ended December 31, 1995 (File No.
                                            0-25244).

 10.22   Letter Agreement dated January 30, Incorporated by reference to
         1996 between the Company and       Exhibit 10.22 contained in the
         Chrysolith regarding forbearance   Form 10-KSB for the fiscal year
         payments                           ended December 31, 1995 (File No.
                                            0-25244).

 10.23   Consulting Agreement dated January Incorporated by reference to
         1, 1997 between the Company and    Exhibit 10.23 contains in Form 10-
         Stanley Kohlenberg                 KSB for the fiscal year ended
                                            December 31, 1996 (File No. 0-
                                            25244).

 10.24   Employment Agreement dated January Incorporated by reference to
         1, 1997 between the Company and    Exhibit 10.24 contains in Form 10-
         Andrew Tottenham                   KSB for the fiscal year ended
                                            December 31, 1996 (File No. 0-
                                            25244).

 10.25   Employment Agreement date February Incorporated by reference to
         1, 1997 between the Company and    Exhibit 10.25 contains in Form 10-
         Christopher Moore                  KSB for the fiscal year ended
                                            December 31, 1996 (File No. 0-
                                            25244).



 10.26   Cancellation Agreement dated as of Incorporated by reference to
         October 3, 1996 between the        Exhibit 10.26 contained in the
         Company and Mid-City Associates    Form 10-KSB for the fiscal year
                                            ended December 31, 1996  (File No.
                                            0-25244).

 10.27   Agreement of Lease dated as of     Incorporated by reference to
         October 2, 1996 between the        Exhibit 10.27 contained in the
         Company and Mid-City Associates    Form 10-KSB for the fiscal year
                                            ended December 31, 1996  (File No.
                                            0-25244).

 10.28   Stock Purchase Agreement dated as  Incorporated by reference to
         of January 1, 1997 among the       Exhibit 10.28 contained in the
         Company, Andrew Tottenham and      Form 10-KSB for the fiscal year
         Robin Tottenham                    ended December 31, 1996  (File No.
                                            0-25244).

 10.29   Employment Agreement dated April   Filed electronically.
         15, 1997 between Company and James
         Hardman

 10.30   Stock Purchase Agreement dated as  Filed electronically.
         of January 20, 1998 between the
         Company and 21st Century Resorts

 10.31   Form of the Subscription Agreement Filed electronically.
         for the Private Placement

 10.32   Escrow Agreement dated March 17,   Filed electronically.
         1998 among the Company, TWG
         Finance Corp., TWG International
         U.S. Corporation as Issuer and
         U.S. Trust Company of Texas, N.A.,
         as Trustee

 16.1    Letter from Bederson & Co. (the    Incorporated by reference to
         Company's former independent       Exhibit 16.1 contained in the Form
         public accountants) relating to a  10-KSB for the fiscal year ended
         change of accountants              December 31, 1995  (File No. 0-
                                            25244).

 21.1    Subsidiaries                       Incorporated by reference to
                                            Exhibit 21.1 contained in the Form
                                            10-KSB for the fiscal year ended
                                            December 31, 1995 (File No. 0-
                                            25244).

 27.1    Financial Data Schedule            Filed electronically.




           TRANS WORLD GAMING CORP. AND SUBSIDIARIES

                       DECEMBER 31, 1997



                       Table of Contents






                                                               Page

Independent Auditor's Report                                    F-2

Consolidated Balance Sheet at December 31, 1997                 F-3

Consolidated Statements of Operations for the years ended
 December 31, 1997 and 1996                                     F-4

Consolidated Statements of Changes in Stockholders' (Deficit)
 for the years ended December 31, 1997 and 1996                 F-5

Consolidated Statements of Cash Flows for the years ended
 December 31, 1997 and 1996                                     F-6

Notes to Consolidated Financial Statements                      F-8

                  INDEPENDENT AUDITOR'S REPORT


Board of Directors
Trans World Gaming Corp.

We have audited the accompanying consolidated balance sheet of Trans World Gaming Corp. and Subsidiaries as of December 31, 1997, and the related statements of operations, changes in stockholders' (deficit) and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trans World Gaming Corp. and Subsidiaries at December 31, 1997, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

The voters in the parishes in Louisiana where the Company's video poker operations are located voted to eliminate video poker. As a result, the Company must cease its video poker operations by June 30, 1999. In addition, due to legal proceedings, the continuous usage of the gaming license for one of the established video poker operations is uncertain. In an effort to diversify their revenue stream from video poker operations, the Company has acquired certain businesses and entered into consulting agreements during 1997 (see note
1).

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the preceding paragraph, there is no assurance that the current operations will continue and be sufficient to generate cash flows or working capital to fund operations and to meet debt service payments. This raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. However, as more fully described in note 10, the Company has executed definitive agreements relating to the acquisition of two operating casinos in the Czech Republic and a private placement of debt securities to raise $17 million, and, has an agreement in principle with respect to the restructuring of its debt, all of which are scheduled to close on March 31, 1998. Management believes that these transactions will provide sufficient cash flow to fund operations and meet debt service payments as they become due.

                                                     PANNELL KERR FORSTER PC


New York, NY
February 25, 1998, except for note 10 as to which the date is March 24, 1998

TRANS WORLD GAMING CORP. AND SUBSIDIARIES

                      Consolidated Balance Sheet
                          December 31, 1997

                                Assets



Current assets
 Cash                                                  $  198,056
 Accounts and other receivable,
  (net of allowance for doubtful
  accounts of $37,000)                                    422,407
 Inventories                                               57,488
 Other current assets                                      80,431
                                                    -------------
    Total current assets                                  758,382

Property held for sale                                    400,000
Equipment, net                                             25,676
Investment at equity                                       75,000
Deferred debt issuance costs, net                         483,925
Deposits and deferred costs on investments                363,239
Goodwill                                                  653,900
Deferred costs and other assets                           310,348
                                                    -------------

    Total assets                                     $  3,070,470
                                                    -------------

               Liabilities and Stockholders' (Deficit)


Current liabilities
 Current portion of long-term debt                     $  846,190
 Accounts payable and accrued expenses                    800,947
                                                    -------------
    Total current liabilities                           1,647,137
                                                    -------------

Long-term debt, net of current portion                  5,149,687
                                                    -------------

Commitments and contingencies

Stockholders' (deficit)
 Capital stock
    Preferred stock, $.001 par value
     per share; 2,000,000 shares authorized;
     none issued - Common stock, $.001 par value
     per share;                                             3,044
     50,000,000 shares authorized;
     3,044,286 shares issued and outstanding
 Additional paid-in capital                             8,895,960
 Stock warrants outstanding                               536,812
 Accumulated (deficit)                               (13,162,170)
                                                    -------------
    Total stockholders' (deficit)                     (3,726,354)
                                                    -------------
    Total liabilities and stockholders' (deficit)    $  3,070,470
                                                    -------------

See notes to consolidated financial statements

              TRANS WORLD GAMING CORP. AND SUBSIDIARIES

                Consolidated Statements of Operations


                                                             Year Ended
                                                             December 31
                                                     ---------------------------
                                                          1997           1996
                                                     ------------   ------------
Revenues
 Gaming revenues                                     $  4,109,507   $  3,892,238
 Truck stop sales                                       2,707,071      2,762,696
 Consulting services                                       84,444            -
                                                     ------------   ------------
    Total revenues                                      6,901,022      6,654,934
                                                     ------------   ------------

Costs and expenses
 Gaming                                                 1,151,420      1,136,109
 Truck stop                                             2,333,317      2,454,342
 Selling, general and administrative                    2,197,044      1,804,101
 Amortization and depreciation                            344,415      1,098,990
 Gaming development                                        39,305        101,083
 Impairment loss                                              -       11,383,100
                                                     ------------   ------------
    Total costs and expenses                            6,065,501     17,977,725
                                                     ------------   ------------

    Income (loss) before interest expense and taxes       835,521    (11,322,791)

Interest expense                                          755,741      1,117,529
                                                     ------------   ------------


    Income (loss) before Federal and State
    income taxes                                           79,780    (12,440,320)

Federal and State income taxes                                  -        320,000
                                                     ------------   ------------

    Net income (loss)                                      79,780    (12,760,320)
                                                     ------------   ------------

Net income (loss) per share of common stock - basic           .03          (5.02)
                                                     ------------   ------------

Net income (loss) per share of common stock -
 assuming dilution                                            .02          (5.02)
                                                     ------------   ------------

See notes to consolidated financial statements

                          TRANS WORLD GAMING CORP. AND SUBSIDIARIES

                Consolidated Statements of Changes in Stockholders' (Deficit)


                                                                        Additional      Stock
                                                             Common      Paid-in       Warrants   Accumulated
                                             Shares           Stock      Capital     Outstanding   (Deficit)        Total
                                           ---------       --------   ------------   ----------- ------------   ------------
Balance at December 31, 1995               2,544,286       $  2,544   $  8,599,560    $      -   $   (481,630)  $  8,120,474

Issuance of stock warrants                         -              -              -     536,812              -        536,812

Net (loss)                                         -              -              -           -    (12,760,320)   (12,760,320)
                                                                                                 ------------   ------------

Balance at December 31, 1996               2,544,286          2,544      8,599,560     536,812    (13,241,950)    (4,103,034)

Issuance of stock - Acquisition of
 Tottenham & Co.                             500,000            500        296,400           -              -       296,900

Net income                                         -              -              -           -         79,780        79,780
                                           ---------       --------   ------------   ----------- ------------   ------------
Balance at December 31, 1997               3,044,286       $  3,044   $  8,895,960  $  536,812   $(13,162,170)  $(3,726,354)
                                           ---------       --------   ------------   ----------- ------------   ------------



See notes to consolidated financial statements

              TRANS WORLD GAMING CORP. AND SUBSIDIARIES

                Consolidated Statements of Cash Flows


                                                               Year Ended
                                                               December 31
                                                      --------------------------
                                                           1997          1996
                                                      ------------- ------------
Cash flows from operating activities
 Net income (loss)                                    $    79,780   $(12,760,320)
 Adjustments to reconcile net income (loss)
 to net cash provided by operating activities
   Provision for doubtful accounts                         32,000          5,000
   Amortization of discount on note payable                11,080              -
   Impairment loss                                              -     11,383,100
   Amortization and depreciation                          344,415      1,098,990
   Deferred income tax                                          -        320,000
   Amortization of debt issuance cost                      39,600        436,612
   Accrued interest included in note payable               20,004              -
   Changes in certain other accounts
     Accounts and other receivables                       (57,085)      (120,540)
     Inventories                                           (1,000)       (13,160)
     Other current assets                                  28,482        (50,902)
     Accounts payable and accrued expenses                324,034        142,795
                                                      ------------- ------------
       Net cash provided by operating activities          821,310        441,575
                                                      ------------- ------------

Cash flows from investing activities
   Deposits and deferred costs on investments            (363,239)       (15,000)
   Purchase of equipment                                   (7,846)       (11,943)
   Payment for consulting agreement                      (315,327)             -
                                                      ------------- ------------
       Net cash (used) by investing activities           (686,412)       (26,943)
                                                      ------------- ------------

Cash flows from financing activities
   Debt issuance costs                                    (35,059)    (1,027,757)
   Proceeds from bridge loan                              350,000        375,000
   Payment of bridge loan                                (350,000)      (375,000)
   Proceeds from long-term debt                           762,982      4,800,000
   Payment of long-term debt                           (1,153,620)    (3,913,881)
                                                      ------------- ------------
       Net cash (used) by financing activities           (425,697)      (141,638)
                                                      ------------- ------------

       (Decrease) increase in cash                       (290,799)       272,994

Cash at beginning of year                                 488,855        215,861
                                                      ------------- ------------

Cash at end of year                                   $   198,056   $    488,855
                                                      ------------- ------------





See notes to consolidated financial statements

              TRANS WORLD GAMING CORP. AND SUBSIDIARIES

                                                               Year Ended
                                                               December 31
                                                      --------------------------
                                                           1997          1996
                                                      ------------- ------------

Schedule of noncash investing and financing
 activities
   Issuance of stock warrants with debt                  $       -     $ 536,812
                                                      ------------- ------------
   Goodwill acquired through issuance of notes
     payable                                               378,200             -
                                                      ------------- ------------
   Goodwill acquired through issuance of
     common stock                                          296,900             -
                                                      ------------- ------------
Supplemental disclosure of cash flow information
   Cash paid during the year for interest                $ 677,707     $ 684,461
                                                      ------------- ------------




See notes to consolidated financial statements

NOTE 1 - NATURE OF BUSINESS AND BASIS OF PRESENTATION

Trans World Gaming Corp. (the "Company"), a Nevada corporation is engaged in the gaming business through local gaming properties featuring video poker parlors. The Company seeks to retain some or all of the key management, and expand the operations of each gaming property acquired. The Company seeks further geographical diversification of its acquisitions in order to insulate its properties from regional economic and legislative influences.

GAMING OPERATIONS

The Company's only gaming operations to date are two video poker parlors ("Gold Coin" and "Toledo Palace") in Louisiana. The Gold Coin was acquired during 1994 and the Toledo Palace commenced operations in October 1995. Both are situated at truck stops. The Company's video poker operations in Louisiana are managed by Chrysolith, LLC ("Chrysolith"), a Louisiana licensed video gaming operator in which the Company owns 49% of its Class B membership units.

In November 1996, the voters in the parishes in Louisiana where the Company's video poker operations are located voted to eliminate video poker. As a result, the Company must cease its video poker operations by June 30, 1999. Chrysolith, with two other major video operators in Louisiana, filed suit against the State of Louisiana for redress of violation of constitutional rights, declaring the local option gaming elections void. On January 30, 1998 the Louisiana Supreme Court denied a writ application filed by Chrysolith effectively ending the election code challenge to the video poker referenda. The suit will proceed to Federal Court on a Federal civil rights violation.

The Company, in 1996, reviewed the carrying amount of the long-lived assets, identifiable intangibles and goodwill related to those video poker parlors and the truck stops at which the video poker parlors are located. Based on a comparison of the recorded values of those assets against the expected future cash flows to be generated by the video poker parlors, the Company recorded an asset impairment charge of $10,686,656, representing the unamortized deferred license cost, deferred participant fee and goodwill. The Company is offering for sale an associated truck stop property. Upon reviewing the fair value of that property which was less than the carrying amount, an impairment writedown of $696,444 was recorded in 1996.

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

The Company had entered into a sublease agreement with Prime Properties, Inc., the lesser of the Gold Coin facility, that includes the right to operate under its gaming license. In January 1998, Prime Properties, Inc. filed a voluntary Chapter 11 petition under the U.S. Bankruptcy Code in an attempt to avoid the threatened cancellation by its lessor of its lease of the truck stop premises. Since the gaming license for the truck stop is held by Prime Properties, Inc., cancellation of the lease could have a materially adverse affect upon the business of the Company.




1997 ACTIVITY

In January 1997, the Company purchased Art Marketing, Ltd. d/b/a Tottenham & Co., a United Kingdom corporation. Andrew Tottenham, who became president of the Company on January 1, 1997, was the principal stockholder and chief executive officer of the company acquired. The purchase price of $496,900 was paid for by the issuance of 500,000 shares of the Company's common stock and the delivery of 10% promissory notes in the aggregate principal amount of $200,000 (note 5). Tottenham & Co., an international gaming consultory, provides clients in the United States and abroad with assistance in corporate strategy development, mergers and acquisitions, feasibility studies, operational reviews, and casino development.

In March 1997, Tottenham & Co. signed a twenty-year consulting agreement with the owner and operator of Boxer Casino located in Gyandja, Azerbaijan Republic. Under the agreement, the Company provided approximately $315,000 for funding of renovations and equipment, and will provide consultation services with respect to the casino's operations. The consulting fees are equal to 40% of the operating profits. In January 1998, the President of the Azerbaijan Republic temporarily closed all bars, night clubs, restaurants and casinos including the Boxer Casino. As of February 25, 1998 the casino had not yet reopened, however, the Company believes the closing will not be permanent.

On April 15, 1997, the Company acquired Multiple Application Tracking Systems, Inc. of Colorado ("MATS"). The purchase price was $250,000, consisting of $15,000 in cash and a $235,000 promissory note (see note 5). In addition, the Company entered into a five-year employment agreement with Mr. James Hardman, Jr., the previous owner of MATS. Mr. Hardman will also receive ten percent (10%) of all MATS sales as a license royalty. MATS markets various software programs that assist casino operators to perform a variety of functions including accounting, maintenance control and management, and player tracking.

GOING CONCERN

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

Although the Company believes that existing cash and anticipated cash flow from current operations will be sufficient to satisfy its liquidity and capital requirements for 1998, it continues to explore avenues to raise additional financing through the private placement of debt securities (see note 10). However, no assurance can be given that the Company will achieve a level of profitable operations that will generate sufficient cash flow or that the Company will be successful in obtaining additional financing.

USE OF ESTIMATES

Management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.



Certain estimates used by management are particularly susceptible to significant changes, such as the useful lives and recoverability of the carrying amount of property held for sale, deferred costs, and goodwill. Management believes that, as of December 31, 1997, the estimates used are adequate based on the information currently available.

NOTE - 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and all of its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

CASH

Cash consists of cash in banks and on hand. The Company maintains its bank accounts at several financial institutions and at times, cash on deposit exceeded the insured limits. The Company has not experienced any loss on its deposits.

DEPRECIATION METHODS

The cost of equipment is depreciated over estimated useful lives of 5 and 7 years. Depreciation is computed on straight-line and accelerated methods for both financial reporting and income tax purposes. Depreciation of the property ceased upon it becoming available for sale.

AMORTIZATION

Goodwill represents the excess of cost of companies acquired over the fair value of their assets at dates of acquisition and is being amortized on a straight-line method over 15 years. During 1997, the Company allocated the entire purchase price of Tottenham & Co. ($496,900) and MATS ($193,200 - net of promissory note discount) to goodwill. Goodwill is reflected in the accompanying consolidated balance sheet net of $36,200 of accumulated amortization.

The carrying value of goodwill is periodically reviewed by the Company based upon the expected future undiscounted operating cash flows of the related business. Based upon its most recent analysis, the Company believes that no material impairment of goodwill exists.

GAMING DEVELOPMENT COSTS

Gaming development costs incurred in connection with the pursuit and development of new gaming projects in various jurisdictions are expensed as incurred.

INVENTORIES

Inventories are stated at the lower of cost determined by the first-in, first-out method or market. Inventories consist of truck stop fuel and retail store items.


RECLASSIFICATION

Certain items reflected in the 1996 financial statements and notes thereto have been reclassified to conform to the 1997 presentation.

INVESTMENT CARRIED AT EQUITY

The investment is carried at cost and adjusted for the Company's proportionate share of undistributed earnings or losses (see note 8).

INCOME TAXES

The Company follows the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for the expected future tax benefit to be derived from tax loss carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled or when a benefit is derived. Deferred tax assets are reflected at their likely realizable amount.

NET INCOME (LOSS) PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement No. 128 (SFAS 128), "Earnings per Share". SFAS 128 replaced the calculation of primary and fully diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of stock options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS 128 requirements.

The following table sets forth the computation of basic and diluted earnings
(loss) per share:


                                                        Income                         Per Share
                                                        (Loss)           Shares          Amount
                                                    -------------      ---------       ---------

1997
 Earnings per share of common stock - basic         $      79,780      3,044,286       $    .03

 Dilutive securities
  Stock options                                                 -        131,514              -
  Warrants                                                      -        655,186              -
                                                    -------------      ---------       ---------
 Earnings per share of common stock -
  assuming dilution                                        79,780      3,830,986            .02
                                                    -------------      ---------       ---------
1996
  (Loss) per share of common stock - basic          $(12,760,320)      2,544,286       $  (5.02)
                                                    -------------      ---------       ---------

In 1996 diluted (loss) per share is the same as basic since the inclusion of stock options, warrants and convertible debt would be antidilutive.



For 1997, there were outstanding stock options and warrants not included in the computation of diluted earnings per share of common stock because the options and warrants exercise price was greater than the average market price of the common shares. In 1997, the number of stock options and warrants not included in the computation were 304,500 and 2,773,715, respectively. Additionally, the effects on earnings per share of the 12% secured convertible bonds (see note
5), which are convertible into 2.5 million shares of common stock, would have been antidilutive and therefore are not included in the above computation.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company's financial instruments, including cash, accounts receivable, accounts payable, accrued expenses and long-term debt approximate fair values.

However, considerable judgment is required in interpreting market data to develop estimates of fair value. Therefore, the estimates are not necessarily indicative of the amounts which could be realized or would be paid in a current market exchange. The effect of using different market assumptions and/or estimation methodologies may be material to the estimated fair value amount.

DEFERRED DEBT ISSUANCE COSTS

Costs incurred in connection with the Company's debt financing have been deferred and are being amortized on a straight-line basis over the term of the related debt. Amortization expense amounted to $275,385 and $126,212 for the years ended 1997 and 1996, respectively, and are reflected as amortization expense in the accompanying consolidated statement of operations.

Costs assigned to detachable warrants, included as part of debt financing, have also been deferred and are being amortized on a straight-line basis over the term of the respective debt. Amortization expense amounted to $39,600 and $19,800 in 1997 and 1996, respectively, and are included as a component of interest expense in the accompanying consolidated statement of operations. Additionally, warrants issued in connection with a 1996 bridge financing were valued at $416,812 and were amortized to interest expense during 1996.

Deferred debt issuance costs is reflected in the accompanying consolidated balance sheet net of $460,997 of accumulated amortization.

NOTE 3 - DEPOSITS AND DEFERRED COSTS ON INVESTMENTS

In October 1997, the Company paid a $178,487 non-refundable deposit to acquire 90% of the shares of the Casino de Zaragaza which holds an exclusive license for the operation of a casino in the Aragon region in Spain. Subsequently, the Company withdrew from this transaction; however, renegotiations of the terms which include the deposit are proceeding in 1998.

The Company has paid a $40,000 deposit and has incurred $144,752 of costs in connection with the acquisition of the casinos in the Czech Republic (see note
10).

Management believes that these amounts will be either returned or applied towards the costs of the respective acquisitions in 1998. Accordingly such amounts have been reflected as an asset in the accompanying consolidated balance sheet.




NOTE 4 - EQUIPMENT


Equipment is recorded at cost and is summarized as follows:



Machinery and equipment                                    53,672
Office equipment                                           27,247
                                                           ------
    Total                                                  80,919
Less accumulated depreciation                              55,243
                                                           ------
    Net equipment                                          25,676
                                                           ------


Depreciation charged to operations for the years ended December 31, 1997 and 1996 amounted to $17,597 and $106,834, respectively.

NOTE 5 - LONG-TERM DEBT

Long-term debt is summarized as follows:



     12% Secured Convertible Senior Bonds due June 30, 1999.
     Interest only is payable semi-annually (a)                         $  4,800,000

     12% Senior Secured Promissory Note which requires quarterly             762,981
     payments based on Company operations, as defined.
     Payments are applied first to interest and the balance
     to reduction of principal.  The note matures December
     31, 1998. (b)

     Unsecured notes payable in the aggregate of $200,000, plus              220,004




     accrued interest, in connection with the acquisition of Tottenham & Co. Principal and unpaid accrued interest at 10% per annum, is due January 1, 2002. (c)

     Unsecured note payable in connection with the acquisition               189,280
     of Multiple Application Tracking Systems, Inc., payable
     in three equal annual installments, without interest, of
     $78,333 commencing on November 1, 1998.  The note
     matures on November 1, 2000. (d)

     Note payable in connection with the purchase of equipment,               23,612
     requires monthly payments of $4,922, applied first to                 ---------
     interest at an annual rate of 17% and the balance to
     reduction of principal.  The note matures May 1, 1998.

           Total long-term debt                                            5,995,877

     Less current portion                                                    846,190
                                                                           ---------
           Long-term portion                                               5,149,687
                                                                           ---------



(a) The bonds are secured by the assets of the Louisiana properties. The bonds are convertible by the holder at a conversion price of $2 per share through June 30, 1997; at $2.50 per share until June 30, 1998; and, at $3.125 per share thereafter. The Company may redeem the bonds at 100% of the principal amount within six months following a public offering that raises not less than $6 million. (See note 10).

(b) The Company has the ability to borrow up to $4,125,000.  Value
    Partners ("the holder") is entitled to warrants to purchase shares of the Company's common stock equal to .1714 warrants for each dollar advanced to a maximum of 707,025 warrants. The warrants have an exercise price of $.50 per share and expire on December 31, 1999. As of December 31, 1997 the holder advanced $762,981 to the Company, and in connection therewith, the Company issued 130,775 warrants. A portion of the proceeds were used to satisfy the principal ($350,000) and accrued interest ($22,973) on a bridge loan obtained in June 1997.

    In January 1998 the holder advanced $525,000 to the Company which was used as a deposit on the Czech Republic transaction (see note 10), in connection therewith the Company issued an additional 89,985 warrants.

(c) Interest may be payable in cash on July 1 and January 1 of each year or at the option of the holder added to principal. In 1997, interest amounting to $20,004 was added to principal. Beginning January 1, 1998 the notes are convertible to shares of the Company's common stock at a conversion price of $1.00 per share at the option of the holder. Such convertibility feature will vest at a rate of 20% per year through January 2002. However, if the Company completes a registered public offering during the term of the note, the note shall immediately become 100% vested and fully convertible.

(d) The $235,000 note payable has been discounted at an interest rate of 10% to its net present value of $178,200. At December 31, 1997 the unamortized discounted amounted to $45,720. In addition, the amount of discount amortized to interest expense during 1997 totaled $11,080.

Maturities of long-term debt, excluding the potential effects of the amended terms of the Senior Bonds as discussed in note 10, is as follows:


        1998                          $  846,190
        1999                           4,865,638
        2000                              64,045
        2001                                   -
        2002                             220,004
                                      ----------
           Total                      $5,995,877
                                      ----------


NOTE 6 - INCOME TAXES

Components of the Company's provision for income taxes consisted of the following:

                                                     For Year Ended
                                                       December 31
                                                -----------------------
                                                   1997          1996
                                                ---------      --------

        Current                                 $       -      $      -
                                                ---------      --------
        Deferred
         Federal                                        -       255,000
         State                                          -        65,000
                                                ---------      --------
            Total deferred                              -       320,000
                                                ---------      --------
            Total provision for income taxes    $       -      $320,000
                                                ---------      --------


The deferred tax asset (liability) consists of the following:

                                                December 31
                                         --------------------------
                                            1997           1996
                                        -----------    ------------
Deferred tax assets
 Loss carryforwards                     $ 1,092,000    $    804,000
 Impairment loss reserve                  4,008,000      4,311,000
 Equipment and other                         21,000              -
                                        -----------    ------------
                                          5,121,000      5,115,000
Deferred tax liabilities
 Amortization of deferred costs                   -       (132,000)
                                        -----------    ------------
    Net deferred tax assets               5,121,000      4,983,000
Valuation allowance                     $(5,121,000)   $(4,983,000)
                                        -----------    ------------




    Total                                         -              -


The Company has recorded a valuation allowance to offset the entire net deferred tax asset since its future utilization is uncertain.

The provision for income taxes differs from the amount computed at the Federal statutory income tax rate as a result of the following:


                                                               For Year Ended
                                                                 December 31
                                                           --------------------
                                                             1997        1996
                                                           --------   -----------

     Federal tax expense (benefit) at statutory rate       $ 27,100   $(4,230,000)
     Effect of net operating loss carryforward and
       valuation allowance                                  (27,100)   4,550,000
     Federal and State income taxes                               -      320,000


The Company has net operating loss carryforwards available for income tax reporting purposes of approximately $2,800,000 expiring in the years 2009 through 2012.


NOTE 7 - STOCKHOLDERS' (DEFICIT)

WARRANTS

In 1997, the Company issued 250,000 warrants at an exercise price of $0.59 per share and 130,775 warrants at an exercise price of $0.50 per share in connection with the acquisition of Tottenham & Co. and the senior secured promissory note (see note 5), respectively. The warrants include demand registration rights and anti-dilution provisions.

Information concerning warrants is summarized for 1997, as follows:

                  Outstanding                   Outstanding    Exercisable
   Price           Beginning                      End of         End of        Expiration
 Per Share          of Year         Granted        Year           Year            Date
-----------       ------------     ---------    -----------    -----------     ----------
$ 8.50             1,511,429              -      1,511,429      1,511,429       12/15/99
 11.55               151,143              -        151,143        151,143       12/15/99
 13.50               151,143              -        151,143        151,143       12/15/99
   .01               299,925              -        299,925        299,925       03/26/02
   .01               199,950              -        199,950        199,950       06/03/02
  1.00               960,000              -        960,000        960,000       06/30/01
   .50                     -        130,775        130,775        130,775       12/31/99
   .59                     -        250,000        250,000        250,000       12/31/01
                  ------------     ---------    -----------    -----------     ----------
                   3,273,590        380,775      3,654,365      3,654,365
                  ------------     ---------    -----------    -----------


There were no warrants exercised and no warrants expired during 1997. As described in note 5(b), the Company issued an additional 89,985 warrants on January 15, 1998.

The warrants to purchase 499,875 shares of the Company's common stock at $.01 also contain anti-dilution provisions which are appropriate to maintain the percentage ownership of the holder in the common stock of the Company on a fully dilutive basis.

STOCK WARRANTS OUTSTANDING

During 1996, the Company issued detachable warrants in connection with certain debt financing. The difference between the value assigned to the warrant and the exercise price has been reflected as a separate component of shareholders' equity. There was no value assigned to the warrants issued in 1997.

STOCK OPTION PLANS

The Company has incentive and nonstatutory stock option plans under which certain key employees may purchase up to a total of 500,000 common shares of the Company. Under the incentive stock option plan, the exercise price can not be less than the fair market value of a share on the date of grant or at 110 percent of the fair market value on the date of grant, if, any employee owns more than 10 percent of the total combined voting power of all classes of outstanding stock of the Company. In addition the incentive stock option plan provides for an automatic grant of an option to purchase 1,000 shares of common stock to non-employee directors on a quarterly basis. In the case of a nonstatutory stock option, the exercise price may be any amount determined by the Board on the date of grant, but not less than the par value of the stock subject to the option.

Information concerning stock options is summarized for 1997, as follows:


 Option      Outstanding                                 Outstanding    Exercisable
  Price       Beginning                                     End of         End of
Per Share      of Year      Granted         Expired          Year           Year
---------    -----------   ---------       --------      -----------    -----------

$  3.13        21,000              -              -         21,000         21,000
   1.44        25,000              -              -         25,000         25,000
    .91        25,000              -              -         25,000          25,000
   1.59        20,000              -              -         20,000         20,000
   1.59         2,000              -              -          2,000          2,000
   1.00       147,000              -              -        147,000        147,000
   7.00       320,000              -       (320,000)             -              -
   9.00        12,500              -              -         12,500         12,500
    .30             -        211,000              -        211,000        211,000
   1.00             -          2,000              -          2,000          2,000
    .56             -          2,000              -          2,000          2,000
    .35             -          2,000              -          2,000          2,000
   1.31             -         25,000              -         25,000         25,000
   2.00             -         25,000              -         25,000         25,000
             -----------   ---------       --------      -----------    -----------
              572,500        267,000       (320,000)       519,500        519,500
             -----------   ---------       --------      -----------    -----------


Information concerning stock options is summarized for 1996, as follows:


 Option      Outstanding                                 Outstanding    Exercisable
  Price       Beginning                                     End of         End of
Per Share      of Year      Granted         Expired          Year           Year
---------    -----------   ---------       --------      -----------    -----------

$  3.13         50,000             -        (29,000)        21,000          21,000
   7.00        320,000             -              -        320,000         320,000
   9.00         12,500             -              -         12,500          12,500
   1.44              -        25,000              -         25,000          25,000
   0.91              -        25,000              -         25,000          25,000
   1.59              -        20,000              -         20,000          20,000
   1.59              -         2,000              -          2,000           2,000
   1.00              -       147,000              -        147,000         147,000
             -----------   ---------       --------      -----------    -----------
               382,500       219,000        (29,000)       572,500         572,500
             -----------   ---------       --------      -----------    -----------


There were no options exercised during 1997 and 1996. The option price per share was equal to or above the market value of the underlying stock on the date of grant. Options generally expire five years after the date of grant or earlier upon termination as defined in the plan.


The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans and, accordingly, no compensation cost has been recognized because stock options granted under the plans were at exercise prices which were equal to or above the market value of the underlying stock at date of grant. Had compensation expense been determined as provided in SFAS 123 using the Black-Sholes option-pricing model, the pro forma effect on the Company's net income (loss) and per share amounts would have been:


                                             1997          1996
                                          ---------    -------------

     Net income (loss)
      As reported                         $ 79,780     $(12,760,320)
      Pro forma                            (55,450)     (12,951,300)

     Income (loss) per share
      Basic
       As reported                             .03            (5.02)
       Pro forma                              (.02)           (5.09)
      Assuming dilution
       As reported                             .02            (5.02)
       Pro forma                              (.02)           (5.09)

The fair value of each option grant is calculated using the following weighted average assumptions:


                                      1997          1996
                                  ----------      ---------

     Expected life (years)              5              5
     Interest rate                   6.67%          6.27%
     Volatility                    135.88%        109.96%
     Dividend yield                   0.0%           0.0%

NOTE 8 - SUMMARIZED FINANCIAL INFORMATION

The Company has a nonvoting 49% interest in Chrysolith and entered into an agreement with Chrysolith pursuant to which Chrysolith owns, maintains and operates the video lottery terminals at the Gold Coin and Toledo Palace properties. During 1995, the Company contributed $75,000 of equipment to Chrysolith. The Company will receive 100% of the net operating revenues (the "Net Win") derived from the Gold Coin and the Toledo Palace, after payment of all the gaming taxes payable to the State of Louisiana and payout of winnings from the gaming establishment. The Company will pay a management fee to Chrysolith in an amount equal to the direct operating expenses of the gaming establishment. A summary of the December 31, 1997 financial information of Chrysolith is as follows:


     Assets                                                    419,896
     Liabilities                                               344,899
     Stockholders' equity                                       74,997
     Net (loss) for year ended December 31, 1997                   (3)


NOTE 9 - COMMITMENTS AND CONTINGENCIES

LEASE OBLIGATIONS

The Company is obligated for office space located in New York City under an operating lease expiring October 31, 1999.

The Company is obligated under an operating lease for the Gold Coin facilities located in Lafayette, Louisiana expiring September 30, 1999.

The Company leases office space located in London, England on a month-to-month basis at approximately $1,200 per month.

Minimum future rentals for the remaining lease terms are as follows:


           1998                            61,790
           1999                            48,495
                                          -------
               Total                      110,285
                                          -------


Rent expense amounted to $66,754 and $104,280 for 1997 and 1996, respectively.

EMPLOYEE/CONSULTING AGREEMENTS

The Company has entered into agreements with its various executives and a consultant which provide for annual remuneration plus, in most cases, participation in future benefit programs and stock option plans. The future annual remuneration is as follows:

                                         Executives      Consultant
                                         ----------      ----------

     1998                                  360,000         60,000
     1999                                  360,000         15,000
     2000                                  259,200              -
     2001                                  250,000              -
     2002                                  100,000              -
                                         ---------         -------
         Total                           1,329,200         75,000
                                         ---------         -------

Remuneration expense amounted to $463,500 and $340,000 in 1997 and 1996, respectively.

                  TRANS WORLD GAMING CORP. AND SUBSIDIARIES

                                 December 31, 1997

CONTINGENCIES

The Company is defendant in an action brought by the former operator of its gaming facilities. The plaintiff has alleged breach of a management contract and seeks compensation and punitive damages. The Company believes that these claims are wholly without merit and intends to defend this action vigorously. The Company is also involved in certain other legal actions which arose during the normal course of business. The eventual disposition of these actions, in the opinion of management, will not have a material adverse effect on the financial position of the Company.

NOTE 10 - SUBSEQUENT EVENTS

In January 1998, the Company entered into a Stock Purchase Agreement with 21st Century Resorts ("Resorts") and affiliated companies to acquire two casinos and land in the Czech Republic including all permits, operating assets and properties owned or leased by Resorts for a cash purchase price of approximately $11.5 million (the "Czech Transaction"). The acquisition is subject to a number of conditions precedent including, among other things, evidence of the Company's ability to raise sufficient capital to close the transaction by March 31, 1998. The Company has placed in escrow a deposit of $525,000 ($385,000 of which is refundable) which will be applied against the purchase price at closing. On December 29, 1997, the Company engaged the services of Libra Investments, Inc., ("Libra") to act as placement agent for the Company's $17 million private placement of the Company's debt and securities in connection with this proposed acquisition. In March 1998, the Company executed subscription agreements with thirteen sophisticated investors who placed $17 million in escrow to fund the closing of the Stock Purchase Agreement in exchange for $17 million of 12% Senior Secured Notes. A condition of the closing of the subscription agreements is the Company's successful renegotiation of the terms of the Company's outstanding $4.8 million 12% Secured Convertible Senior Bonds and the outstanding warrants related thereto.

The $17 million principal amount of 12% Senior Secured Notes ("Notes") will carry interest at 12% per annum payable semi-annually in cash and will mature on March 31, 2005. The Notes will be senior obligations of the Company's other outstanding unsecured and unsubordinated indebtedness. In addition, the Company will issue warrants to purchase approximately 7.4 million shares of the Company's common stock (the "Warrants") representing 40% of the Company's common stock outstanding on a fully diluted basis, as defined. The Warrants have an exercise price of $.01 per share and expire on or about April 1, 2008. The proceeds of the Private Placement will be used to purchase and fund improvements of the Czech Transaction ($12.6 million), retire the Value Partners Note ($1.3 million), fees and expenses of the Private Placement ($1.1 million) and for working capital ($2.0 million).

The Company and the holders of the 12% Secured Convertible Senior Bonds due June 30, 1999 are currently negotiating to amend the terms of the Senior Bond as follows: (i) between May 1, 1998 and June 30, 1999 the Company will use cash flows from the Company's operations in Louisiana and Bishkek (see below) after administrative costs to paydown a portion of the Senior Bonds; (ii) the Bondholders will agree to extend the maturity of the Senior Bonds to December 31, 2003 and (iii) the Bondholders will receive 3,200,000 warrants to purchase the Company's common stock at an exercise price of $1.50 per share in an amount equal to the original amount of the Bondholders investment in the Senior Bonds. The amendment is contingent upon the successful completion of the above mentioned $17 million Private Placement.

In February 1998, the Company entered into a twenty-year management agreement with Jockey Club Casinos ("JCC") for the management and operation of a casino in Bishkek, the Krygyz Republic, (the "Bishkek Casino") a former member of the Soviet Union Republic. In return for an initial funding of $250,000, the Company will receive a management fee equal to sixty percent (60%) of the operating profits from the Bishkek Casino which is scheduled to open in April 1998. In March 1998, The Company and Value Partners executed a lenders waiver and option agreement under which the Company borrowed $250,000 to fund the Bishkek Casino (the "Bishkek Note"). The Bishkek Note Bears interest at 12% per annum. Value Partners was issued 42,850 warrants to purchase the Company's common stock at an exercise price of $.01 per share which expire on December 31, 2005. Under the terms of the Bishkek Note, the Company will repay the principal and interest in twelve monthly installments starting May 1, 1998 from the management fee earned based upon 60% of the operating profits of the Bishkek Casino.