Form 10KSB/A
period 1997-12-31
TRANS WORLD GAMING CORP
filed 1998-04-28
CIK 914577

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                    FORM 10-KSB/A


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended December 31, 1997

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from __________________ to _____________________.

                           COMMISSION FILE NO.:  0-25244

                                --------------------

                              TRANS WORLD GAMING CORP.
               (Exact name of registrant as specified in its charter)
          NEVADA                                  13-3738518
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification No.)

       ONE PENN PLAZA, SUITE 1503
             NEW YORK,  NY                        10119-0002
(Address of principal executive offices)          (Zip Code)

        Registrant's telephone number, including area code:  (212) 563-3355

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

     Transitional Small Business Disclosure Format (check one; YES  / / NO  /X/)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     The purpose of this Form 10-KSB/A is to revise certain information set forth in the Form 10-KSB for the fiscal year ended December 31, 1997 in Item 6:
Management's Discussion and Analysis or Plan of Operation as filed with the Securities and Exchange Commission on March 30, 1998. Item 6, as revised, is set forth below:

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

RESULTS OF OPERATIONS


                                           FOR THE YEARS ENDED DECEMBER 31,
                                           --------------------------------
                                             1997                    1996
                                           --------               --------
                                  (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
Revenue                                    $ 6,901                 $  6,655

Pre-Tax Income/(Loss)                           80                  (12,440)

Net Income/(Loss)                               80                  (12,760)

Earnings/(Loss) per share - Basic            $0.03                   $(5.02)

Earnings/(Loss) per share -
  Assuming Dilution                          $0.02                   $(5.02)

Weighted Average Common Shares
  Outstanding                            3,044,286                2,544,286


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

TWG has agreed to make payments on the Value Partners Note by paying to Value Partners each quarter an amount equal to 40% of the cash received from the Boxer Casino located in the Azerbaijan Republic during each such quarter See Item 1 - "Description of Business". Payment will be applied first to unpaid fees and expenses of Value Partners arising in connection with the Value Partners Note, next to unpaid interest, and then to unpaid principal. If such amount is zero or a negative number, no payment will be due on the Value Partners Note for such quarter. This provision does not, however, waive TWG's obligation to make any other payments on the Value Partners Note, including specifically the balance due on June 11, 1998, the final maturity date. The Value Partners Note may be prepaid without penalty, upon written affirmative and negative covenants including, with respect to the former, provision of quarterly financial statements and, with respect to the latter, restrictions on incurring senior debt or disposing of assets. The Company used a portion of the proceeds of the Promissory Note (as defined below), to repay the Value Partners Note in full on October 29, 1997 and to fund the start-up of the Boxer Casino (as defined below).

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

On March 19, 1998, the Company and Value Partners executed a Lenders Waiver and Option Agreement (the "Waiver") under which the Company borrowed $250,000 to fund the acquisition of the Bishkek Casino (the "Bishkek Note"). See Item 1 - "Description of Business", and "Acquisition Agreements - Bishkek Agreement".
The Bishkek Note, which was funded on March 24, 1998, bears interest at 12% per annum and Value Partners was issued 104,225 warrants to purchase the Company's Common Stock at an exercise price of $.01 per share which expire on March 31, 2008. Under the terms of the Bishkek Note, the Company will repay the principal and accrued interest in twelve monthly installments starting May 1, 1998 from the Company's 60% share of the operating profits of the Bishkek Casino.

On December 29, 1997, TWG engaged the services of Libra Investments, Inc., Los Angeles, California ("Libra"), to act as the Company's exclusive financial advisor and placement agent in connection with the issuance and sale by TWG (and certain wholly owned subsidiaries) of up to $17 million aggregate gross proceeds of senior debt securities and warrants of TWG (the "Private Placement"). The $17 million principal amount of Senior Secured Notes (the "Notes") will carry interest at 12% per annum payable semi-annually in cash and mature on March 31, 2005. The Notes will be senior obligations of TWG and will rank PARI-PASSU with Company's other outstanding unsecured and unsubordinated indebtedness. In addition, TWG will issue warrants to purchase approximately 7.4 million shares of TWG Common Stock (the "Libra Warrants") representing 40% of the Company's fully diluted Common Stock. The Libra Warrants will have an exercise price of $.01 per share and expire on or about April 1, 2008. The proceeds of the Private Placement will be used to purchase and fund improvements of the Czech Transaction ($12.6 million), retire the Promissory Note ($1.3 million), pay fees and expenses of the Private Placement ($1.4 million) and for working capital ($1.7 million).

As of December 31, 1997, the principal amount of the Company's indebtedness under Senior Bonds issued in connection with a private placement of debt and warrants completed in the second quarter of 1996 (See Form 10-QSB for the quarter ended June 30, 1996, Item 6 - "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources" was $4.8 million. The Senior Bonds mature on June 30, 1999 and may be converted into TWG Common Stock at $2.50 per share through June 30, 1998 and $3.125 per share from July 1, 1998 to June 30, 1999. The Company and the holders of the Senior Bonds (the "Bondholders") are negotiating to amend the terms of the Senior Bond as follows: (i) between May 1, 1998 and June 30, 1999 the Company will use the cash flow from the Company's operations in Louisiana to pay off the debt; (ii) the Bondholders will agree to convert the obligation to a cash flow note and to extend the maturity of the Senior Bonds will be to December 31, 2005; (iii) the conversion feature of the Senior Bonds will be eliminated; and (iv) the Bondholders will receive warrants to purchase 3,200,000 shares of TWG common stock at an exercise price of $1.50 per share which will expire on June 30,
2008.   In addition, approximately 1.6 million Warrants will be issued under the terms of the Baker Warrants. (See Item 1 - "Description of Business") under the anti-dilution requirement of the June 1996 Baker Bridge. (See Item 6 - Form 10-KSB for the fiscal year ended December 31, 1996, "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources".) The Baker Warrants will be modified, among other things, to exclude any anti-dilution
provisions beyond March 31, 1998.   The amendment is contingent upon the
successful completion of the Private Placement.

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

IMPORTANT FACTORS TO CONSIDER

ACCUMULATED DEFICIT; OPERATING LOSSES; QUALIFIED AUDIT OPINION

On December 31, 1997, the Company had an accumulated deficit of approximately $13.2 million and a working capital deficit of approximately $.9 million. For the fiscal year ended December 31, 1997, the Company generated net income of approximately $.1 million and for the fiscal year ended December 31, 1996, the Company incurred a net loss of approximately $12.8 million which resulted primarily from an $11.4 million impairment of assets accounting charge under FASB No. 121 relating to the referendum to discontinue video poker described above. The ability of the Company's U.S. operations to achieve profitability depends upon the successful operation of gaming establishments at the Lafayette and DeRidder locations and the diversification of its operations into other locations or lines of business. There can be no assurance that the Company will achieve profitability as a result of these operations or otherwise. The Company's auditors, Pannell, Kerr, Forster, PC, issued the following going concern opinion in their report dated

February 25, 1998 for the fiscal year ended December 31, 1997. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the preceding paragraph, there is no assurance that the current operations will continue and be sufficient to generate cash flows or working capital to fund operations and to meet debt service payments. This raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. However, as more fully described in note 10, the Company has executed definitive agreements relating to the acquisition of two operating casinos in the Czech Republic and a private placement of debt securities to raise $17 million, and, has an agreement in principle with respect to the restructuring of its debt, all of which are scheduled to close on March 31,
1998.   Management believes that these transactions will provide sufficient cash flow to fund operations and meet debt service payments as they become due.

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

                                        TRANS WORLD GAMING CORP.
                                        (registrant)


Dated:    April 17, 1998                By:  /s/  Andrew Tottenham
                                             ------------------------------
                                             Chief Executive Officer and
                                             President


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below the following persons on behalf of the Registrant on April 17, 1998 in the capacities indicated.

                                        Signature and Title
                                        -------------------
                                        /s/  Andrew Tottenham
                                        ---------------------
                                        Andrew Tottenham
                                        President, Chief Executive Officer
                                        (principal executive officer), and
                                        Director

                                        /s/  Dominick J. Valenzano
                                        --------------------------
                                        Dominick J. Valenzano
                                        Chief Financial Officer, Treasurer
                                        (principal financial and accounting
                                        officer), and Director

                                        s/ Stanley Kohlenberg
                                        ---------------------
                                        Stanley Kohlenberg
                                        Chairman and Director

                                        s/Richard R. Taft
                                        -----------------
                                        Richard R. Taft
                                        Director
                                                                 ------------

                              TRANS WORLD GAMING CORP.
                   EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-KSB
                        FOR THE YEAR ENDED DECEMBER 31, 1997

Item No.       Item                          Method of Filing
--------       ----                          ----------------

3.1            Articles of Incorporation     Incorporated by reference to
                                             Exhibit 3.1 contained in the
                                             registration statement on Form SB-2
                                             (File No. 33-85446-A).

3.2            By-laws                       Incorporated by reference to
                                             Exhibit 3.2 contained in the
                                             registration statement on Form SB-2
                                             (File No. 33-85446-A).

4.1            Specimen Common Stock         Incorporated by reference to
               Certificate                   Exhibit 4.1 contained in the
                                             registration statement on Form SB-2
                                             (File No. 33-85446-A).

4.2            Specimen Redeemable Common    Incorporated by reference to
               Stock Purchase Warrant        Exhibit 4.2 contained in the
                                             registration statement on Form SB-2
                                             (File No. 33-85446-A).

4.3            Form of Warrant Agreement     Incorporated by reference to
                                             Exhibit 4.3 contained in the
                                             registration statement on Form SB-2
                                             (File No. 33-85446-A).

4.4            Confidential Private          Incorporated by reference to
               Placement Memorandum dated    Exhibit 4.4 contained in Form 10-
               June 30, 1999                 KSB for the fiscal year ended
                                             December 31, 1996.  (File No.
                                             0-25244)

4.5            Supplement No. 1 dated        Incorporated by reference
               January 14, 1997 to           to Exhibit 4.5 contained
               Confidential Private          in Form 10-KSB for the
               Placement Memorandum dated    fiscal year ended
               June 30, 1999                 December 31, 1996.  (File No.
                                             0-25244)

4.6            Indenture dated as of         Incorporated by reference
               November 1, 1996 between      to Exhibit 4.6 contained in
               the Company and Trans         Form 10-KSB for the fiscal year
               World Gaming of Louisiana,    ended December 31, 1996.
               Inc., as Issuer, and U.S.     (File No. 0-25244)
               Trust Company of Texas,
               N.A., as Trustee

4.7            Form of 12% Secured           Incorporated by reference
               Convertible Senior Bond due   to Exhibit 4.7 contained in
               June 30, 1999                 Form 10-KSB for the fiscal year
                                             ended December 31, 1996.  (File No.
                                             0-25244)

4.8            Form of Warrant to Purchase   Incorporated by reference
               Common Stock Dated            to Exhibit 4.8 contained in
               July 1, 1996                  Form 10-KSB for the fiscal year
                                             ended December 31, 1996.  (File No.
                                             0-25244)

4.9            Form of Warrant for           Incorporated by reference
               Purchase of Shares of         to Exhibit 4.9 contained in
               Common Stock dated            Form 10-KSB for the fiscal
               January 1, 1997               year ended December 31, 1996.
                                             (File No. 0-25244)

4.10           Form of Non-Negotiable        Incorporated by reference
               Promissory Note dated         to Exhibit 4.10 contained in
               January 1, 1997               Form 10-KSB for the fiscal year
                                             ended December 31, 1996.  (File No.
                                             0-25244)

4.11           First Amended Senior Secured  Incorporated by reference
               Promissory Note dated         to Exhibit 4.11 contained in
               December 19, 1997             Form 10-KSB for the fiscal year
                                             ended December 31, 1997 filed on
                                             March 30, 1998. (File No. 0-25244)

4.12           Form of Warrant for           Incorporated by reference
               Purchase of Shares of         to Exhibit 4.12 contained in
               Common Stock dated            Form 10-KSB for the fiscal
               January 15, 1998              year ended December 31, 1997 filed
                                             on March 30, 1998. (File No.
                                             0-25244)

4.13           Lenders Waiver and Option     Incorporated by reference
               Agreement dated               to Exhibit 4.13 contained in
               March 9, 1998                 Form 10-KSB for the fiscal year
                                             ended December 31, 1997 filed on
                                             March 30, 1998. (File No. 0-25244)

10.1           Agreement for Exchange of     Incorporated by reference
               Shares dated July 13, 1994,   to Exhibit 10.1 contained in
               between the Company and the   the registration statement
               shareholders of Lee Young     on Form SB-2 (File No. 33-85446-A).
               Enterprises, Inc.

10.2           Asset Purchase Agreement      Incorporated by reference
               dated as of                   to Exhibit 10.2 contained
               September 21, 1994,           in the registration statement
               between the Company and       on Form SB-2 (File No. 33-85446-A).
               Chrysolith, L.L.C.

10.3           Agreement of Sale dated as    Incorporated by reference
               of September 21, 1994,        to Exhibit 10.3 contained
               between the Company and       in the registration statement
               Prime Properties, Inc.        on Form SB-2 (File No. 33-85446-A).

10.4           Form of Lease between Prime   Incorporated by reference
               Properties, Inc. and the      to Exhibit 10.4 contained in
               Company.                      the registration statement on Form
                                             SB-2 (File No. 33-85446-A).

10.5           Agreement dated               Incorporated by reference to
               September 21, 1994, among     Exhibit 10.5 contained in the
               Chrysolith, L.L.C., Prime     registration statement on
               Properties, Inc., Monarch     Form SB-2 (File No. 33-85446-A).
               Casinos, Inc. of Louisiana
               ("Monarch") and the Company

10.6           Asset Purchase Agreement      Incorporated by reference to
               dated September 21, 1994,     Exhibit 10.6 contained in the
               between Chrysolith L.L.C.     registration statement on
               and Monarch                   Form SB-2 (File No. 33-85446-A).

10.7           Lease (with option) dated     Incorporated by reference to
               May 10, 1994 among Lula       Exhibit 10.7 contained in the
               Miller, Inc., Charles A.      registration statement on
               Jones III and Kelly McCoy     Form SB-2 (File No. 33-85446-A).
               Jones, as Lessor, and
               Monarch, as Lessee.

10.8           Offer to Purchase dated       Incorporated by reference to
               October 4, 1994, among        Exhibit 10.8 contained in the
               Trans World Gaming of         registration statement on
               Louisiana, Inc., Monarch,     Form SB-2 (File No. 33-85446-A).
               Lula Miller, Inc., Charles
               A. Jones III and Kelly
               McCoy Jones.

10.10          Shareholder Agreement dated   Incorporated by reference to
               April 7, 1994, between the    Exhibit 10.10 contained in the
               Company and Michael A.        registration statement on
               Edwards, as the shareholders Form SB-2 (File No. 33-85446-A). of Monarch

10.11          Employment Agreement dated    Incorporated by reference to
               March 6, 1996 between the     Exhibit 10.11 contained in the
               Company and Stanley           Form 10-KSB for the fiscal
               Kohlenberg                    year ended December 31, 1995 (File
                                             No. 0-25244).

10.12          Employment Agreement          Incorporated by reference to
               between the Company and       Exhibit 10.12 contained in the
               Dominick J. Valenzano         registration statement on Form SB-2
                                             (File No.

                                             33-85446-A).

10.13          1993 Incentive Stock Option   Incorporated by reference to
               Plan                          Exhibit 10.13 contained in the
                                             registration statement on Form SB-2
                                             (File No. 33-85446-A).

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

10.16          Collateral Mortgage           Incorporated by reference to
               relating to the Woodlands     Exhibit 10.16 contained in
               Travel Plaza.                 the registration statement on Form
                                             SB-2 (File No. 33-85446-A).

10.17          Operating Agreement dated     Incorporated by reference to
               as of December 22, 1994       Exhibit 10.17 contained in
               between the Company and       the Form 10-KSB for the fiscal
               Chrysolith relating to        year ended December 31, 1994
               the Gold Coin.                (File No. 0-25244).

10.18          Note in principal amount      Incorporated by reference to
               $75,000 payable by Monarch    Exhibit 10.18 contained in
               (and assumed by the           the Form 10-KSB for the
               Company).                     fiscal year ended December 31, 1994
                                             (File No. 0-25244).

10.19          Lease Agreement dated         Incorporated by reference to
               May 1, 1993 between National  Exhibit 10.19 contained in the
               Auto/Truck Stops, Inc. and    Form 10-KSB for the fiscal year
               Prime Properties with         ended December 31, 1995
               respect to the 76 Plaza       (File No. 0-25244).

10.20          Agreement and General         Incorporated by reference to
               Release dated as of           Exhibit 10.20 contained in the
               March 6, 1996 between the     Form 10-KSB for the fiscal year
               Company and R. K. Merkey.     ended December 31, 1995 (File No.
                                             0-25244).

10.21          Forbearance Agreement dated   Incorporated by reference to
               January 19, 1996 between      Exhibit 10.21 contained in the
               the Company and Chrysolith    Form 10-KSB for the fiscal year
                                             ended December 31, 1995 (File No.
                                             0-25244).

10.22          Letter Agreement dated        Incorporated by reference to
               January 30, 1996 between      Exhibit 10.22 contained in
               the Company and Chrysolith    the Form 10-KSB for the fiscal
               regarding forbearance         year ended December 31, 1995
               payments                      (File No. 0-25244).

10.23          Consulting Agreement dated    Incorporated by reference to
               January 1, 1997 between the   Exhibit 10.23 contains in
               Company and Stanley           Form 10-KSB for the fiscal year
               Kohlenberg                    ended December 31, 1996 (File No.
                                             0-25244).

10.24          Employment Agreement dated    Incorporated by reference to
               January 1, 1997 between the   Exhibit 10.24 contains in
               Company and Andrew Tottenham  Form 10-KSB for the fiscal year ended December 31, 1996 (File No.
                                             0-25244).

10.25          Employment Agreement date     Incorporated by reference to
               February 1, 1997 between      Exhibit 10.25 contains in
               the Company and Christopher   Form 10-KSB for the fiscal
               Moore                         year ended December 31, 1996 (File
                                             No. 0-25244).

10.26          Cancellation Agreement dated  Incorporated by reference to
               as of October 3, 1996         Exhibit 10.26 contained in the
               between the Company and       Form 10-KSB for the fiscal year
               Mid-City Associates           ended December 31, 1996  (File No.
                                             0-25244).

10.27          Agreement of Lease dated as   Incorporated by reference to
               of October 2, 1996 between    Exhibit 10.27 contained in the
               the Company and Mid-City      Form 10-KSB for the fiscal
               Associates                    year ended December 31, 1996  (File
                                             No. 0-25244).

10.28          Stock Purchase Agreement      Incorporated by reference to
               dated as of January 1, 1997   Exhibit 10.28 contained in the
               among the Company, Andrew     Form 10-KSB for the fiscal
               Tottenham and Robin           year ended December 31, 1996
               Tottenham                     (File No. 0-25244).

10.29          Employment Agreement dated    Incorporated by reference to
               April 15, 1997 between        Exhibit 10.29 contained in
               Company and James Hardman     Form 10-KSB for the fiscal year
                                             ended December 31, 1997 filed on
                                             March 30, 1998. (File No. 0-25244)

10.30          Stock Purchase Agreement      Incorporated by reference to
               dated as of January 20,       Exhibit 10.30 contained in
               1998 between the Company      Form 10-KSB for the fiscal
               and 21st Century Resorts      year ended December 31, 1997 filed
                                             on March 30, 1998. (File No.
                                             0-25244)

10.31          Form of the Subscription      Incorporated by reference to
               Agreement for the Private     Exhibit 10.31 contained in
               Placement                     Form 10-KSB for the fiscal year
                                             ended December 31, 1997 filed on
                                             March 30, 1998.  File No. 0-25244)

10.32          Escrow Agreement dated        Incorporated by reference to
               March 17, 1998 among the      Exhibit 10.32 contained in
               Company, TWG Finance Corp.,   Form 10-KSB for the fiscal
               TWG International U.S.        year ended December 31, 1997
               Corporation as Issuer and     filed on March 30, 1998.
               U.S. Trust Company of Texas,  (File No. 0-25244)
               N.A., as Trustee

16.1           Letter from Bederson & Co.    Incorporated by reference to
               (the Company's former         Exhibit 16.1 contained in the
               independent public            Form 10-KSB for the fiscal
               accountants) relating to a    year ended December 31, 1995
               change of accountants         (File No. 0-25244).

21.1           Subsidiaries                  Incorporated by reference to
                                             Exhibit 21.1 contained in the Form
                                             10-KSB for the fiscal year ended
                                             December 31, 1995 (File No.
                                             0-25244).

27.1           Financial Data Schedule       Incorporated by reference to
                                             Exhibit 27.1 contained in Form
                                             10-KSB for the fiscal year ended
                                             December 31, 1997 filed on March
                                             30, 1998. (File No. 0-25244)