Form 10QSB
period 1998-03-31
TRANS WORLD GAMING CORP
filed 1998-05-14
CIK 914577

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                  FORM 10-QSB




/x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934


                 For the Quarterly period ended March 31, 1998



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

                                                         10119-0002
         ONE PENN PLAZA, SUITE 1503                      (Zip Code)
                NEW YORK , NY
       (Address of principal executive
                  offices)


         Registrant's telephone number, including area code: (212) 563-3355




                                ____________________
      Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  YES /X/   NO / /

      Shares of the Registrant's Common Stock, par value $.001, outstanding as of May 10, 1998: 3,044,286

      Transitional Small Business Disclosure Format (check one; YES / /  NO /X/)

                            TRANS WORLD GAMING CORP.

                                  FORM 10-QSB



                      FOR THE QUARTER ENDED MARCH 31, 1998


                                     INDEX


                         PART 1 - FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----
ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          CONDENSED AND CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 1998      1
          (UNAUDITED) AND DECEMBER 31, 1997.

          CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED) FOR THE
          THREE MONTHS ENDED MARCH 31, 1998 AND 1997.                        2

          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) FOR
          THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997.                    3

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.              4


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL                  5
          CONDITION OR PLAN OF OPERATION


                            PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                  8

ITEM 2.   CHANGES IN SECURITIES                                              9

ITEM 3.   DEFAULT UPON SENIOR SECURITIES                                    10

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                 10

ITEM 5.   OTHER INFORMATION                                                 10

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                  10


FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED STATEMENTS

                                                       TRANS WORLD GAMING CORP.
                                                 CONDENSED CONSOLIDATED BALANCE SHEET
                                                            (IN THOUSANDS)
                                                        March 31,      Dec 31,
                                                          1998          1997
ASSETS                                                 ----------   ----------
CURRENT ASSETS                                         (unaudited)
     Cash & equivalents                                    $3,358         $198
     Accounts/Notes receivable                                421          422
     Inventories                                               77           58
     Other current assets                                      64           80
                                                       ----------   ----------
     Total current assets                                   3,920          758
                                                       ----------   ----------

PROPERTY AND EQUIPMENT -net                                   422          426
                                                       ----------   ----------

OTHER ASSETS
     Investment at equity                                      75           75
     Goodwill                                                 642          654
     Investment- 21st Century Resorts                      11,825            0
     Deferred debt issuance costs, net                      1,856          484
     Deposits and deferred costs on investments               389          363
     Deferred costs and other assets                          304          310
                                                       ----------   ----------
     Total other assets                                    15,091        1,886
                                                       ----------   ----------

TOTAL ASSETS                                              $19,433       $3,070
                                                       ----------   ----------
                                                       ----------   ----------

LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
     Current portion of long term debt                     $2,125         $846
     Accounts payable and accrued expenses                    696          801
                                                       ----------   ----------
     Total current liabilities                              2,821        1,647
                                                       ----------   ----------

LONG TERM DEBT, net of current portion                     20,323        5,149
                                                       ----------   ----------

STOCKHOLDERS EQUITY
     Capital stock                                              3            3
     Additional paid-in-capital                             8,896        8,896
     Stock warrants outstanding                               537          537
     Accumulated deficit                                  (13,147)     (13,162)
                                                       ----------   ----------
     Total stockholders equity                             (3,711)      (3,726)
                                                       ----------   ----------

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                 $19,433       $3,070
                                                       ----------   ----------
                                                       ----------   ----------

                SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                           TRANS WORLD GAMING CORP.
                 CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


                                                            Three months ended
                                                                 March 31,
                                                           -------------------
                                                            1998         1997
                                                            ----         ----
Revenues                                                   $1,569       $1,671

Costs and expenses

     Cost of revenue                                          988          993
     Administrative                                           210          328
     Depreciation and Amortization                            101           83
                                                           ------       ------
     Total costs and expenses                               1,299        1,404
                                                           ------       ------

Earnings from operations                                      270          267

     Interest expense                                         255          172
                                                           ------       ------

Earnings before taxes                                          15           95

     Provision for tax                                          0           18
                                                           ------       ------

Net earnings                                                  $15          $77
                                                           ------       ------
                                                           ------       ------

Earnings per share                                          $0.00        $0.03

Weighted Average of Common shares
used in computing earnings per share                        3,044        3,044

               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                           TRANS WORLD GAMING CORP.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                       Three Months Ended March 31,

                                                         1998                 1997
                                                       -------              -------
Cash flows from operating activities                        $7                 $217

Cash flows used by investing activities
     Investment in 21st Century Resorts                (11,680)                   0
     Deposits on Investments                              (170)                   0
                                                       -------              -------
     Net cash from investing activities                (11,850)                   0

Cash flows from financing activities

     Proceeds from long term debt                       17,000                    0
     Proceeds from short term notes                        775                    0
     Repayment of outstanding debt                      (1,320)                   0
     Deferred debt issuance costs                       (1,452)                (277)
                                                       -------              -------
     Net cash from financing activities                 15,003                 (277)

Net increase/(decrease) in cash                          3,160                  (60)

Cash - beginning of period                                 198                  489
                                                       -------              -------

Cash - end of period                                    $3,358                 $429
                                                       -------              -------
                                                       -------              -------

              SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                           TRANS WORLD GAMING CORP.


                   NOTES TO CONDENSED FINANCIAL STATEMENTS


1.   Unaudited Statements.

     The accompanying condensed consolidated statements of operations of Trans World Gaming Corp. (the "Company" or "TWG") for the three months ended March 31, 1998 and March 31, 1997 are unaudited and reflect all adjustments of a normal and recurring nature to present fairly the financial position and results of operation and cash flows for the interim periods. These unaudited statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in such financial statements have been condensed or omitted.

     These financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1997. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results for the entire year ending December 31, 1998.

2. Earnings per share were calculated based on a weighted average of 3,044,286 shares of common stock outstanding for the three months ended March 31, 1998 and March 31, 1997.

3. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which encourages companies to recognize compensation expense in the income statement based on the fair value of the underlying common stock at the date the awards are granted. However, SFAS No. 123 will permit continued accounting under APB Option 25, "Accounting for Stock Issued to Employees," accompanied by disclosure of the pro forma effects on net income and earnings per share had the new accounting rules been applied. The statement is effective for calendar year 1996. The Company has not yet determined which method it will follow for measuring compensation cost attributed to stock based compensation or the impact of the new standard on its consolidated financial statement.

4. In early 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." The statement is effective for financial statements for periods ending after December 15, 1997, and changes the method in which earnings per share will be determined. Adoption of this statement by the Company has not had a material impact on earnings per share.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATION

THREE MONTHS ENDED MARCH 31, 1998 AND 1997

The Company's operations resulted in net income of $15,000 for the three months ended March 31, 1998, representing a $62,000 decrease from the net income of $77,000 for the three months ended March 31, 1997. The Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") totaled $270,000 for the three months ended March 31, 1998, virtually unchanged from the EBITDA of $267,000 for the three months ended March 31, 1997.

Revenues totaled $1,569,000 for the three months ended March 31, 1998, compared to $1,671,000 for the same period in 1997, a decrease of 6%. Video Poker revenues at the Gold Coin increased 3%, from $939,000 to $968,000, for the three months ended March 31, 1997 and 1998, respectively. Revenues from the Toledo Palace increased 84% from $62,000 to $114,000, for the respective quarters due to the increase in the number of video poker devices from 15 to 33 which occurred in June, 1997.

Revenues from retail operations at the Woodlands truck stop decreased 27% from $662,000 for the three months ending March 31, 1997 to $482,000 for the three months ending March 31, 1998, primarily due to lower than expected fuel sales.

Total costs and expenses decreased 7% from $1,404,000 for the three months ended March 31, 1997 to $1,299,000 for the three months ended March 31, 1998. Video Poker operations recorded direct costs of $300,000 for the three months ended March 31, 1998, which increased by 9% from the costs of $275,000 during the comparable 1997 quarter due primarily to the costs associated with the increase in the number of machines at the Toledo Palace.

Retail expenses at the Woodlands truck stop decreased approximately $135,000, or 21%, from $644,000 for the three months ended March 31, 1997 to $509,000 for the comparable quarter of 1998, due primarily to direct costs associated with decreased fuel sales.

Consulting and business development costs incurred by the Tottenham & Co. subsidiary increased $54,000, or 73%, from $74,000 for the three months ended March 31,1997 to $128,000 for the comparable quarter of 1998, due to increased travel and related costs incurred in the Company's new business development activity in Eastern Europe.

MATS expenses, consisting primarily of labor and travel-related costs, amounted to $55,000 for the three months ended March 31, 1998. The Company did not incur such costs during the same period in 1997.

Administrative costs decreased 36%, or $118,000, to $210,000 for the three months ended March 31, 1998 as compared to $328,000 in the comparable quarter in 1997. In the three months in the last fiscal quarter ended March 31, 1997, the Company recorded approximately $120,000 in expenses in support of its business development efforts in Eastern Europe, expenses the Company did not incur during the current three month period ending March 31, 1998.

Depreciation and Amortization for the three month periods ending March 31, 1997 and March 31, 1998, totaled $83,000 and $101,000, respectively. The increase of $18,000 or 22% was due primarily to the three months of amortization of the goodwill portion of the Tottenham & Co. acquisition in 1998 as compared to one month in 1997.

Interest expense increased by $83,000 from $172,000 for the three months ended March 31, 1997 to $255,000 for the comparable quarter of 1998 due to $80,000 in interest on the $17 million Notes (as defined below) dated March 17, 1998 in connection with the acquisition of 21st Century Resorts. (See "Liquidity and Capital Resources" below).

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital, defined as current assets minus current liabilities, increased $2.0 million to $1.1 million for the three months ended March 31, 1998 from a working capital balance of ($.9 million) at December 31, 1997. As described below, the Company used the proceeds of certain short term and long term financings to acquire 21st Century Resorts ("Resorts") (See: Form 10KSB/A for the year ended December 31, 1997, Item 1. "Description of Business") and to repay interest-bearing debt. The net proceeds of the financings, offset by the investments and debt repayments, resulted in an increase in cash and equivalents of $3.2 million to a balance of $3.4 million at March 31, 1998.

On October 29, 1997 the Company and Value Partners, Ltd., a Texas limited partnership, ("Value Partners") executed a loan which was amended on December 19, 1997, (the "First Amended Loan Agreement") under which TWG has the ability to borrow up to $4,125,000. As of March 30, 1998, the Company borrowed $1,288,000 under this loan which was repaid in full on March 31, 1998 from the proceeds of the Private Placement (as described below) (See: Form 10KSB/A for the year ended December 31, 1997, Item 6. "Management's Discussion and Analysis of Financial Condition or Plan of Operation - Liquidity and Capital Resources").

On March 19, 1998, the Company and Value Partners executed a Lenders Waiver and Option Agreement (the "Waiver") under which the Company borrowed $250,000 to fund the acquisition of the Bishkek Casino, in Krygyz, a former member of the Soviet Union (the "Bishkek Note"). The Company will repay the principal and accrued interest payable in twelve monthly installments starting May 1, 1998 from the Company's 60% share of the operating profits from the Bishkek Casino.

On March 31, 1998, the Company, with the assistance of Libra Investments, Inc., Los Angeles, California ("Libra") acting as placement agent, borrowed $17.0 million from fourteen sophisticated, accredited investors (the "Investors") in a private placement (the "Private Placement"). The loan is represented by 12% Senior Secured Notes (the "Notes") issued pursuant to an indenture by and among TWG, TWG International U.S. Corporation ("TWGI"), TWG Finance Corp. ("TFC") (both wholly-owned subsidiaries of TWG) and U.S. Trust Company of Texas, N.A. acting as indenture trustee. The Notes require mandatory prepayments based upon excess cash flow generated by TWGI from the operation of the Czech casinos acquired in the Resorts acquisition and bear interest at the rate of 12% per annum. (See: Form 8-K filed with the Securities and Exchange Commission on April 14, 1998). The proceeds of the Notes were used for improvements to and the net acquisition costs of Resorts of $12.6 million, to repay the First Amended Loan Agreement of $1.3 million, for costs and expenses of the private placement of $1.4 million and working capital of $1.7 million.

The Company believes, although there can be no assurance, that existing cash and anticipated cash flows from current operations will be sufficient to satisfy its on-going operational, liquidity and capital requirements for the next twelve months. However, the Company will require additional debt and/or equity financing in order to consummate certain planned acquisitions as described under "Plan of Operations" below.

PLAN OF OPERATIONS

The Company intends to continue operating the Gold Coin and the Toledo Palace as they are presently being operated; however, the Company has made available for sale its Woodlands property, where the Toledo Palace is located.

On December 22, 1994, the Company acquired from Chrysolith and Prime, which leases a truckstop in which the Gold Coin is located from National, certain rights including an 18 year sub-leasehold interest, subject to the terms of an Over-lease between Prime, as lessee and National, as lessor. Should this Over-Lease be terminated, the Company could lose all of its rights under the Sub-lease and Prime would lose its establishment license for video poker in the State of Louisiana. The Company acquired from Prime the right to a 50% interest in the profits of the Gold Coin under the terms of the Prime Agreement under which the Company agreed to pay a total of $6.0 million for such profit interest. The Company's obligation under the Prime Agreement due to Prime is evidenced by the Prime Note, the final installment of which was paid in full on December 23, 1997. On November 10, 1997, the Company was advised that on October 16, 1997, National placed Prime on notice that its rights to occupy the 76 Plaza (where the Gold Coin is located) was to terminate on January 23, 1998, due to an alleged breach by Prime of the Over-Lease. The Company believes that the alleged default by Prime may be due, in part, to the failure of Prime to pay certain sums due to National under the Over-

Lease. Consequently, on December 23, 1997, the Company filed a Petition for Concursus in the 15th Judicial District Court, Lafayette Parish, Louisiana, Case No. 976174-D and paid the final payment of $292,000 into the registry of the court, protesting that such sum is actually due and owing based on the alleged breach of the Over-Lease by Prime. On or about December 30, 1997, the Company received notice from Prime that Prime (which was not aware of the Petition for Concursus) considered the Company in default of the Sub-lease for the Gold Coin premises and demanded that the Company pay to Prime an amount equal to approximately $299,513 on or before January 7, 1998 to cure this alleged default. Upon receipt of this correspondence, the Company contacted counsel for Prime and made him aware of the Company's prior filing. On or about January 19, 1998, Prime filed in United States District Court, Western District of Louisiana, Case No. CV98-0076L-0, a Complaint for Damages and Violation of the Petroleum Marketing Practices Act against National alleging breaches by National in the franchise agreement between Prime and National and seeking to enjoin National from terminating the Over-Lease. On or about January 21, 1998, Prime filed a Voluntary Petition in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Western District of Louisiana, Case No. 98BK-50087, listing National as the holder of an unsecured claim of between $925,000 and $1,000,000 (the "National Claim"). The Company has engaged counsel and intends to intervene in this action in order to protect its rights under the Prime Agreement and Sub-lease. (See: Form 10KSB-A for the year ended December 31, 1997, Item 6, "Management's Discussion and Analysis or Plan of Operations, Important Factors to Consider".)

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

On March 20, 1998 National filed various motions, as permitted under section
362 (a) of the Bankruptcy Code, to lift the automatic stay of certain actions by Prime. On April 13, 1998 the United States Bankruptcy Court granted National's motions and dismissed Prime's bankruptcy case. Following that decision, on April 17, 1998 National filed a "Motion for Expedited Hearing on Motion to Return Possession of Premises to National Auto" in the United States District Court, Western District of Louisiana Case No. 98-0076. As of May 11, 1998 the courts have not yet ruled on Case No. 98-0076.

Counsel for the Company has been negotiating a settlement between and among Trans World Gaming of Louisiana, Inc., ("TWGLa"), Chrysolith, Prime and National (the "Settlement"). The proposed terms of the Settlement are as follows: (i) TWGLa and Prime will agree to a settlement of $450,000 (the "Prime Payment"), (ii) the National Claim will be satisfied by liquidating the assets of Prime, consenting to a release of the funds in the registry of the court (Petition for Concursus file number 976174-D), available cash in Prime and the sale of Prime's truckstop inventory to National (the "Prime Assets"); (iii) to the extent that the Prime Assets are insufficient to satisfy the National Claim, TWGLa will reduce the Prime Payment equal to such deficiency and remit such payment to National; (iv) the remaining funds of the Prime Payment will be used first to pay trade creditors and then Prime;
(v) the capital stock of Prime will be transferred to a third party; and (vi) all parties will then agree to mutually acceptable releases of all claims and liabilities. If all parties agree to the Settlement, and subject to a due diligence review including a limited audit by the Company's independent certified accountants and the execution of all of the necessary documents, the transaction is expected to close by the end of May 1998. There can be no assurance that the transaction will be closed on that date, if at all. If the parties cannot conclude an agreement, or if the Louisiana gaming authorities do not approve the transaction, the establishment license for the Gold Coin will be revoked which will mandate the closing of the Gold Coin which will have a material adverse effect on the Company's profitability.

On April 1, 1998, the Company issued a press release announcing the acquisition of Resorts. In connection with the announcement, TWG stated that a third casino in Znojmo, Czech Republic is scheduled to be opened by the 3rd quarter, 1999. The Company will require financing of approximately $8.0 million to build and equip the facility. The Company believes, although there can be no assurance, that financing should be available at terms favorable to TWGI.

On April 17, 1998, the Company issued a press release announcing the acquisition of 90% of the Casino de Zaragoza, SA, a company incorporated in Zaragoza, Spain that holds an exclusive casino license in the region of Aragon (the "CDZ"). TWG acquired 90% of the outstanding stock of CDZ for approximately $780,000, $50,000 of which was paid on deposit, and assumed outstanding debt obligations of approximately $4.9 million. TWG is currently negotiating to raise approximately $4.0 million to fund the remaining purchase price, recapitalize CDZ and provide working capital to cover the projected operating losses. The Company anticipates that permission will be granted that will enable TWG to move CDZ to a more favorable location which will require an investment of approximately $7.0 million to build and equip a new facility. The Company expects, although there can be no assurance, that financing will be available at terms favorable to TWG.

In the event that financing is not available for the casino in Znojmo, the acquisition and recapitalization of CDZ and the new casino in Zaragoza, it would have a material adverse effect on the future profitability of TWG.

Management of the Company continues to seek other opportunities both within and outside of the United States. There can be no assurance that management will be successful in identifying such opportunities, financing such acquisitions or investments or implementing such transactions. The failure to so do may have a material adverse effect upon the Company's financial condition and results of operation.

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

                         PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On or about November 6, 1997, the Company was sued for breach of contract by Monarch Casinos, Inc. of Louisiana and Michael A. Edwards in the 15th Judicial District Court, Lafayette Parish, Louisiana, Case No. 97-5037B. This litigation was filed pro se, but Mr. Edwards has since engaged counsel. Mr. Edwards claims compensation charges of approximately $2.2 million and punitive charges of $11.1 million and has alleged that the Company breached a management contract dated September 21, 1994. On May 6, 1998 Mr. Edwards filed a First Supplemental and Amending Petition for Breach of Contract and for Declaratory Relief against the Company. The Company has hired local litigation counsel and believes that these claims are wholly without merit and intends to defend this action vigorously.

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

On or about January 19, 1998, Prime filed in United States District Court, Western District of Louisiana, Case No. CV98-0076L-0, a Complaint for Damages and Violation of the Petroleum Marketing Practices Act against National alleging breaches by National in the franchise agreement between Prime and National and seeking to enjoin National from terminating the Over-Lease. On or about January 21, 1998, Prime filed a Voluntary Petition in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Western District of Louisiana, Case No. 98BK-50087, listing National as the holder of an unsecured claim of approximately $925,000.

On March 20, 1998 National filed various motions, as permitted under section 362
(a) of the Bankruptcy Code, to lift the automatic stay of certain actions by Prime. On April 13, 1998 the United States Bankruptcy Court granted National's motions and dismissed Prime's bankruptcy case. Following that decision, on April 17, 1998 National filed a "Motion for Expedited Hearing on Motion to Return Possession of Premises to National Auto" in the United States District Court, Western District of Louisiana Case No. 98-0076. As of May 11, 1998 the courts have not yet ruled on Case No. 98-0076. The Company has engaged counsel and intends to intervene in this action in order to protect its rights under the Prime Agreement and Sub-lease.

Counsel for the Company has been negotiating a settlement between and among Trans World Gaming of Louisiana, Inc., ("TWGLa"), Chrysolith, Prime and National (the "Settlement"). The proposed terms of the Settlement are as follows: (i) TWGLa and Prime will agree to a settlement of $450,000 (the "Prime Payment"), (ii) the National Claim will be satisfied by liquidating the assets of Prime, consenting to a release of the funds in the registry of the court (Petition for Concursus file number 976174-D), available cash in Prime and the sale of Prime's truckstop inventory to National (the "Prime Assets"); (iii) to the extent that the Prime Assets are insufficient to satisfy the National Claim, TWGLa will reduce the Prime Payment equal to such deficiency and remit such payment to National; (iv) the remaining funds of the Prime Payment will be used first to pay trade creditors and then Prime; (v) the capital stock of Prime will be transferred to a third party; and (vi) all parties will then agree to mutually acceptable releases of all claims and liabilities. If all parties agree to the Settlement, and subject to a due diligence review including a limited audit by the Company's independent certified accountants and the execution of all of the necessary documents, the transaction is expected to close by the end of May 1998. There can be no assurance that the transaction will be closed on that date, if at all. If the parties cannot conclude an agreement, or if the Louisiana gaming authorities do not approve the transaction, the establishment license for the Gold Coin will be revoked which will mandate the closing of the Gold Coin which will have a material adverse effect on the Company's profitability.

The Company, through its Chrysolith affiliate, has joined with two other video poker operators in the State in challenging the Voter Mandate in the courts. On January 30, 1998 the Louisiana Supreme Court unanimously denied without comment a writ application filed by Chrysolith, among others, alleging Election Code violations, effectively ending the Election Code challenge to the video poker referenda. The suit will proceed to federal court on a federal civil rights violation under Title 42 of the United States Code Section 1983. The Company cannot as of the date hereof predict the outcome of this litigation or when a decision relating hereto will be rendered.

The Company is not currently involved in any other material legal proceedings.

ITEM 2.  CHANGES IN SECURITIES

               None
         (a)   None
         (a) In connection with the recently completed financing including the restructure of the Company's long term debt (See: Form 10-KSB/A for the year ended December 31, 1997 Item 6. "Management's Discussion and Analysis of Financial Condition or Plan of Operations, Liquidity and Capital Resources"), the Company issued the following series of warrants to purchase the Company's common stock:

               Series A Warrants: 960,000 warrants with an exercise price of $1.00 per share which expire on December 31, 2005 issued to replace existing warrants in connection with the issuance of TWG's Senior Bonds dated July 1, 1996. (See: Form 10-QSB for the quarter ended June 30, 1996 Item 6. " Management's Discussion and Analysis of Financial Condition or Plan of Operation, Liquidity and Capital Resources").

               Series B Warrants: 3,200,000 warrants with an exercise price of $1.50 per share which expire on December 31, 2005 issued to replace the conversion rights in connection with the Senior Bonds described above.

               Series C Warrants: 7,087,452 warrants with an exercise price of $.01 per share which expire on March 31, 2008 issued pursuant to the Private Placement dated March 16, 1998 (See: Liquidity and Capital Resources").

               Series D Warrants: 2,051,912 warrants with an exercise price of $.01 per share which expire on March 31, 2008 which replace the warrants issued in connection with the June, 1996 Baker Bridge (See: Form 10-QSB for the quarter ended June 30, 1996 Item 6. "Management's Discussion and Analysis of Financial Condition or Plan of Operation, Liquidity and Capital Resources").

               Series E Warrants: 354,374 warrants with an exercise price of $.01 per share which expire on March 31, 2008 issued pursuant to the Private Placement dated March 16, 1998 (See: Liquidity and Capital Resources").

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

         (a)  None
         (b)  None

ITEM 4.  SUBMISSION OF MATTERS TO VOTING SECURITY HOLDERS

              None

ITEM 5.  OTHER INFORMATION

              None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 10-QSB

         a.   Exhibits

                    EXHIBIT NUMBER           DESCRIPTION

                    27.1                     Financial Data Schedule

                    99.0 Safe Harbor Under the Private Securities Litigation Reform Act

         b.   Reports on Form 8-K

               The Company filed no reports on Form 8-K during the last quarter ended March 31, 1998

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                  TRANS WORLD GAMING CORP.



Date:     May 14, 1998             By:  /s/ Dominick J. Valenzano
                                       ----------------------------------------
                                       Dominick J. Valenzano
                                       Chief Financial Officer