Form 10QSB
period 1998-06-30
TRANS WORLD GAMING CORP
filed 1998-08-14
CIK 914577

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

                  For the Quarterly period ended June 30, 1998

 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM                    TO                      .
                                 ------------------    ---------------------

                         COMMISSION FILE NO.:  0-25244

                             ---------------------


                            TRANS WORLD GAMING CORP.
             (Exact name of registrant as specified in its charter)

                NEVADA                                      13-3738518
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                      Identification No.)

      ONE PENN PLAZA, SUITE 1503                            10119-0002
            NEW YORK , NY                                   (Zip Code)
        (Address of principal
          executive offices)


      Registrant's telephone number, including area code: (212) 563-3355

                             ---------------------
      Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES  X    NO
                                         ---      ---

      Shares of the Registrant's Common Stock, par value $.001, outstanding as of August 14, 1998: 3,044,286

      Transitional Small Business Disclosure Format
(check one;  YES       NO  X )
                 ---      ---

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            TRANS WORLD GAMING CORP.

                                  FORM 10-QSB


                       FOR THE QUARTER ENDED JUNE 30, 1998


                                     INDEX


                        PART 1 - FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----
ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          CONDENSED CONSOLIDATED BALANCE SHEET AS OF  JUNE 30, 1998
            (UNAUDITED) AND DECEMBER 31, 1997.                                2

          CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
            FOR THE THREEAND SIX MONTHS ENDED JUNE 30, 1998 AND 1997.         3

          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) FOR
            THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997.                      4

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                5

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL
          CONDITION OR PLAN OF OPERATION                                      6

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                  11

ITEM 2.   CHANGES IN SECURITIES                                              11

ITEM 3.   DEFAULT UPON SENIOR SECURITIES                                     12

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                  12

ITEM 5.   OTHER INFORMATION                                                  13

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                   13

FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED STATEMENTS


                            TRANS WORLD GAMING CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                (IN THOUSANDS)

                                                          June 30,
ASSETS                                                      1998
                                                        -----------
                                                        (unaudited)
CURRENT ASSETS
  Cash & equivalents                                     $  3,766
  Accounts/Notes receivable                                  1121
  Inventories                                                  65
  Other current assets                                        197
                                                         --------
  Total current assets                                      5,149
                                                         --------

PROPERTY AND EQUIPMENT - net                                2,744
                                                         --------

OTHER ASSETS
  Investment at equity                                         75
  Goodwill                                                 17,636
  Deferred debt issuance costs, net                           464
  Deposits and deferred costs on investments                  979
  Deferred costs and other assets                             224
                                                         --------
  Total other assets                                       19,378
                                                         --------

TOTAL ASSETS                                             $ 27,271
                                                         --------
                                                         --------

LIABILITIES AND STOCKHOLDERS EQUITY/(DEFICIT)

CURRENT LIABILITIES
  Current portion of long term debt                      $  1,497
  Accounts payable and accrued expenses                     3,390
                                                         --------
  Total current liabilities                                 4,887
                                                         --------

LONG TERM DEBT, net of current portion                     27,505
                                                         --------

STOCKHOLDERS EQUITY/(DEFICIT)
  Capital stock                                                 3
  Additional paid-in-capital                                8,896
  Stock warrants outstanding                                  537
  Accumulated deficit                                     (14,557)
                                                         --------
  Total stockholders equity/(deficit)                      (5,121)
                                                         --------

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY/(DEFICIT)      $ 27,271
                                                         --------
                                                         --------

              SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                            TRANS WORLD GAMING CORP.
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                  Six months ended      Three months ended
                                                       June 30,               June 30,
                                                 ------------------     ------------------
                                                   1998       1997        1998       1997
                                                 -------     ------     -------     ------
REVENUES                                          $6,358     $3,396      $4,789     $1,725

COSTS AND EXPENSES

Cost of revenue                                    4,845      2,107       3,857      1,114
Administrative                                       979        595         769        267
Depreciation and Amortization                        903        182         802         99
                                                 -------     ------     -------     ------
TOTAL COSTS AND EXPENSES                           6,727      2,884       5,428      1,480
                                                 -------     ------     -------     ------

EARNINGS/(LOSS) FROM OPERATIONS                     (369)       512        (639)       245

Interest expense                                     925        354         670        182
                                                 -------     ------     -------     ------

EARNINGS/(LOSS) BEFORE TAXES                      (1,294)       158      (1,309)        63

Provision for tax                                    101         30         101         12
                                                 -------     ------     -------     ------

NET EARNINGS/(LOSS)                              ($1,395)      $128     ($1,410)       $51
                                                 -------     ------     -------     ------
                                                 -------     ------     -------     ------

Earnings/(loss) per share - basic                 ($0.46)     $0.04      ($0.46)     $0.02

Weighted Average of Common
shares used in computing basic
earnings/(loss) per share                          3,044      3,044       3,044      2,794



              SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                            TRANS WORLD GAMING CORP.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                            Six months ended
                                                                 June 30,
                                                         ---------------------
                                                           1998           1997
                                                         -------          ----
Cash flows provided by operating activities               $1,274          $291


Cash flows used by investing activities                  (14,953)         (314)


Cash flows provided/(used) by financing activities        17,247          (211)
                                                         -------          ----

Net increase/(decrease) in cash                            3,568          (234)


Cash - beginning of period                                   198           489
                                                         -------          ----

Cash - end of period                                      $3,766          $255
                                                         -------          ----
                                                         -------          ----



              SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                            TRANS WORLD GAMING CORP.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


1.   Unaudited Statements.

     The accompanying condensed as of June 30, 1998 and consolidated financial statements of Trans World Gaming Corp. (the "Company" or "TWG") for the three and six months ended June 30, 1998 and June 30, 1997 are unaudited and reflect all adjustments of a normal and recurring nature to present fairly the financial position and results of operation and cash flows for the interim periods. These unaudited statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in such financial statements have been condensed or omitted.

     These financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1997. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results for the entire year ending December 31, 1998.

2.   Basic earnings (loss) per share is computed by dividing net income
     (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporates the dilutive effect of common stock equivalents on an average basis during the period. The Company's common stock equivalents currently include stock options and warrants. Dilutive earnings per share has not been presented for the quarters ended June 30, 1998 and 1997 since the inclusion of common stock equivalents either did not have an effect on basic earnings per share or would have been antidilutive.

3. During the six months ended June 30, 1998, the Company incurred $17 million in long term debt which was used to finance the acquisition of 21st Century Resorts in the Czech Republic, and retire short-term debt. The Company also acquired 90% of the shares of Casino de Zaragoza, in Spain and assumed $4.8 million of long term debt of the casino.

4. The Company is involved in a legal proceeding with Monarch Casinos in Louisiana over an alleged breach of contract by TWG, has negotiated a settlement by and among TWG, National Auto/Truckstops and Prime Properties in Lafayette, Louisiana regarding a franchise dispute between National and Prime.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATION

THREE MONTHS ENDED JUNE 30, 1998 AND 1997

The Company's operations resulted in net loss of $1.4 million for the three months ended June 30, 1998, representing a $1.5 million decrease from the net income of $51,000 for the three months ended June 30, 1997. The Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") totaled $163,000 for the three months ended June 30, 1998 a decrease of $181,000 for the three months ended June 30, 1997.

Revenues totaled $4.8 million for the three months ended June 30, 1998, compared to $1.7 million for the same period in 1997, an increase of $3.1 million. Of such amount, $3.2 million represented revenues from new businesses acquired in the second quarter of 1998, as described below. Video poker revenues at the Gold Coin decreased 7%, from $948,000 to $883,000, for the three months ended June 30, 1997 and 1998, respectively. Revenues from the Toledo Palace increased 112% from $58,000 to $122,000, for the respective quarters due to the increase in the number of video poker devices from 15 to 33 which occurred in June 1997.

Revenues from retail operations at the Woodlands truck stop in Louisiana decreased 28% from $717,000 for the three months ended June 30, 1997 to $518,000 for the three months ended June 30, 1998, primarily due to lower than expected fuel sales.

On March 31,1998, the Company acquired 21st Century Resorts a.s., a Czech Republic joint stock company ("Resorts"), (see - " Liquidity and Capital Resources") which operates two casinos in the Czech Republic and has the right to build a third. Revenues from Resorts for the three months ended June 30, 1998 totaled $2.0 million. On April 17, 1998, TWG acquired Casino de Zaragoza, S.A., a company incorporated in Zaragoza, Spain that holds an exclusive gaming license in the Region of Aragon ("Casino de Zaragoza" or "CDZ"). Revenues from CDZ for the three months ended June 30, 1998 were $1.2 million. Neither Resorts nor CDZ generated revenues for the Company in the comparable three month period in 1997.

Costs incurred in the operation of the recently acquired casinos for the three months ended June 30, 1998 in the Czech Republic were $1.5 million and in Spain totaled $1.6 million. These costs were not incurred in the comparable quarter in 1997.

Total costs and expenses increased from $1.5 million for the three months ended June 30, 1997 to $5.4 million for the three months ended June 30, 1998, an increase of $3.9 million of which $3.1 million related directly to the operation of Resorts and CDZ. Video poker operations in Louisiana recorded direct costs of $319,000 for the three months ended June 30, 1998, which increased by 14% from the costs of $279,000 during the comparable 1997 quarter, due primarily to the costs associated with the increase in the number of video poker devices at the Toledo Palace.

Retail expenses at the Woodlands truck stop decreased approximately $165,000, or 23%, from $726,000 for the three months ended June 30, 1997 to $561,000 for the comparable quarter of 1998, due primarily to a decrease in direct costs associated with decreased fuel sales.

MATS expenses, consisting primarily of labor and travel-related costs, amounted to $61,000 for the three months ended June 30, 1998 an increase of $27,000 over the comparable quarter in 1997.

Administrative costs increased $502,000, to $769,000, for the three months ended June 30, 1998 as compared to $267,000 in the comparable quarter in 1997. Costs incurred to support the Resorts and CDZ acquisitions totaled $350,000 for the three months ended June 30, 1998, consisting primarily of legal ($132,000), audit ($44,000), advertising ($33,000), consulting fees ($30,000) and travel and administrative support costs ($111,000).

Depreciation and amortization for the three month periods ending June 30, 1998 and June 30, 1997 were $802,000 and $99,000 respectively. The increase was due primarily to the amortization of goodwill from the investments in the Czech Republic ($152,000), Spain ($94,000), Bishkek ($46,000) and the amortization of deferred debt issuance costs ($55,000) relating to the Private Placement (see -"Liquidity and Capital Resources"). In addition, in January, 1998, the President of Azerbaijan ordered the closing of all of the casinos in Azerbaijan which included the Boxer Casino for which the Company had a management agreement. Management cannot predict when, or if, the Boxer Casino will reopen for business. The shutdown resulted in a write-off of the balance of the investment of $303,000 in the quarter ended June 30, 1998.

Interest expense increased by $488,000 from $182,000 for the three months ended June 30,1997 to $670,000 for the comparable quarter in 1998. Interest expense in connection with the Private Placement (see - "Liquidity and Capital Resources") amounted to $510,000 for the quarter ended June 30, 1998 accounting for a majority of the increase over the comparable three month period in 1997.

SIX MONTHS ENDED JUNE 30, 1998 AND 1997

The Company's operations resulted in net loss of $1.4 million for the six months ended June 30, 1998, representing a $1.3 million decrease from the net income of $128,000 for the six months ended June 30, 1997. The Company's EBITDA totaled $534,000 for the six months ended June 30, 1998, a decrease of $160,000 compared to the six months ended June 30, 1997.

Revenues totaled $6.4 million for the six months ended June 30, 1998, compared to $3.4 million for the same period in 1997, an increase of $3.0 million. Such amount, $3.2 million represented revenue from the Resorts and CDZ acquisitions. Video poker revenues at the Gold Coin decreased 5%, from $1.9 million to $1.8 million, for the six months ended June 30, 1997 and 1998, respectively. Revenues from the Toledo Palace increased 97% from $120,000 to $236,000, for the respective six month periods due to the increase in the number of video poker devices.

Revenues from retail operations at the Woodlands truck stop decreased 28% from $1.4 million for the six months ended June 30, 1997 to $1.0 million for the six months ended June 30, 1998, primarily due to lower than expected fuel sales.

On March 31,1998, the Company acquired Resorts which operates two operating casinos in the Czech Republic. Revenues from Resorts for the six months ended June 30, 1998 totaled $2.0 million. On April 17, 1998, TWG acquired CDZ, which operates a casino in Zaragoza, Spain. Revenues from CDZ for the six months ended June 30, 1998 were $1.2 million. Neither Resorts nor CDZ generated revenues for the Company in the comparable six month period in 1997.

Costs incurred in the operation of the recently acquired casinos for the six months ended June 30, 1998 in the Czech Republic were $1.5 million and in Spain totaled $1.6 million. Those costs were not incurred in the comparable period in 1997.

Total costs and expenses increased from $2.9 million for the six months ended June 30, 1997 to $6.7 million for the six months ended June 30, 1998, an increase of $3.8 million of which $3.1 million related directly to the operation of Resorts and CDZ. Video poker operations in Louisiana recorded direct costs of $619,000 for the six months ended June 30, 1998, an increase of 12% from the costs of $555,000 during the comparable 1997 period, due primarily to the costs associated with the increase in the number of video poker devices at the Toledo Palace.

Retail expenses at the Woodlands truck stop decreased approximately $300,000, or 21%, from $1.4 million for the six months ended June 30, 1997 to $1.1 million for the comparable 1998 period, due primarily to direct costs associated with decreased fuel sales.

Consulting and business development costs incurred by the Tottenham & Co. subsidiary increased $189,000, from $148,000 for the six months ended June 30,1997 to $337,000 for the comparable six month period of 1998, due to increased travel and related costs incurred in support of the Company's new business activities in Spain and the Czech Republic.

MATS expenses, consisting primarily of labor and travel-related costs, amounted to $111,000 for the six months ended June 30, 1998, an increase of $77,000 over the comparable period in 1997.

Administrative costs increased $502,000, to $979,000, for the six months ended June 30, 1998 as compared to $595,000 for the comparable period in 1997. Costs incurred to support the new business acquisitions totaled $350,000 for the six months ended June 30, 1998, consisting primarily of legal ($132,000), audit ($44,000), advertising ($33,000), consulting fees ($30,000) and travel and administrative support costs ($111,000).

Depreciation and amortization for the six month periods ending June 30, 1997 and June 30, 1998 were $182,000 and $903,000 respectively. The increase was due primarily to the amortization of goodwill from the investments in the Czech Republic ($152,000), Spain ($94,000), Bishkek ($46,000) and the amortization of deferred debt issuance costs ($55,000) relating to the Private Placement (see -"Liquidity and Capital Resources"). In addition, in January 1998, the President of Azerbaijan ordered the closing of all of the casinos in Azerbaijan which included the Boxer Casino for which the Company had a management contract. The shutdown resulted in a write-off of the balance of the investment of $303,000 in the quarter ended June 30, 1998. Management cannot predict when, or if, the Boxer Casino will reopen for business.

Interest expense increased by $571,000, from $354,000 for the six months ended June 30,1997 to $925,000 for the comparable period in 1998. Interest expense in connection with the Private Placement amounted to $589,000 for the six months ended June 30, 1998 accounting for the majority of increase over the comparable six month period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital, defined as current assets minus current liabilities, increased $2.0 million to $1.1 million for the six months ended June 30, 1998 from a working capital deficit of $900,000 at December 31, 1997. As described below, the Company used the proceeds of certain short term and long term financings to acquire 21st Century Resorts a.s., a Czech Republic joint stock company (see - the Form 10KSB/A for the year ended December 31, 1997, Item 1. "Description of Business") and to repay interest-bearing debt. The net proceeds of the financings, offset by the investments and debt repayments, resulted in an increase of $3.2 million in cash and equivalents to a balance of $3.4 million at June 30, 1998.

On October 29, 1997, the Company and Value Partners, Ltd., a Texas limited partnership, ("Value Partners") executed a loan which was amended on December 19, 1997, under which TWG had the ability to borrow up to $2,538,000 (the "First Amended Loan Agreement"). As of June 30, 1998, the Company had borrowed $2,338,000 under this loan, including the Bishkek Note described below, of which $1,288,000 was repaid on March 31, 1998 from the proceeds of the Private Placement (as described below) (see - the Form 10KSB/A for the year ended December 31, 1997, Item 6. "Management's Discussion and Analysis of Financial Condition or Plan of Operation - Liquidity and Capital Resources").

On March 19, 1998, the Company and Value Partners executed a Lender's Waiver and Option Agreement (the "Waiver") under which the Company borrowed $250,000 (the "Bishkek Note") to fund the Bishkek Casino transaction. The Bishkek Casino is located in Krygyz, a former member of the Soviet Union. The Company will repay the principal and accrued interest in nine monthly installments starting June 1, 1998 from the Company's 60% share of the operating profits from the Bishkek Casino. The Company has repaid $27,777 in principal payments through June 30, 1998. As of June 30, 1998 and as of the date hereof, the Company was and is current on its payments under the Bishkek Note.

On March 31, 1998, the Company, with the assistance of Libra Investments, Inc., Los Angeles, California ("Libra") acting as placement agent, borrowed $17.0 million from fourteen sophisticated, accredited investors (the "Investors") in a private placement (the "Private Placement"). The loan is represented by 12% Senior Secured Notes (the "Notes") issued pursuant to an indenture by and among TWG, TWG International U.S. Corporation ("TWGI"), TWG Finance Corp. ("TFC") (both wholly-owned subsidiaries of TWG) and U.S. Trust Company of Texas, N.A. acting as indenture trustee. The Notes require mandatory prepayments based upon excess cash flow generated by TWGI from the operation of the Czech casinos acquired in the Resorts acquisition and bear interest at the rate of 12% per annum. (See - the Form 8-K and Form 8-K/A filed with the Securities and Exchange Commission on April 14, 1998 and June
15, 1998, respectively.)   The proceeds of the Notes were used for the net
acquisition costs of, and improvements to, Resorts totaling $12.6 million, to repay the First Amended Loan Agreement in the amount of $1.3 million, for costs and expenses of $1.4 million relating to the Private Placement and working capital of $1.7 million. The initial payment under the terms of the
Note is due in September 1998. As of June 30, 1998 and as of the date hereof, the Company was and is current on its payments under the Note.

On May 19, 1998, the Company and Value Partners executed a Loan Agreement (the "Loan Agreement") under which the Company borrowed $1,000,000 to fund the purchase of the stock of the Casino de Zaragoza (see - "Plan of Operations"). The loan is payable in full on September 15, 1998 together with accrued interest at the rates of 12% per annum.

The Company is currently negotiating to raise approximately $4 million from private investors (the "Capital Raise") in order to recapitalize the Casino de Zaragoza, provide working capital to cover the projected operating losses and to repay the Loan Agreement to Value Partners described in the paragraph above.

The Company believes, although there can be no assurance, that assuming the Capital Raise is successful, existing cash and anticipated cash flows from current operations will be sufficient to satisfy its on-going operational, liquidity and capital requirements for the next twelve months. However, the Company will require additional debt and/or equity financing in order to consummate certain planned expansion and acquisitions as described under "Plan of Operations", below.

PLAN OF OPERATIONS

The Company intends to continue operating the Gold Coin and the Toledo Palace as they are presently being operated; however, the Company has made available for sale its Woodlands property, where the Toledo Palace is located.

On December 22, 1994, the Company acquired from Chrysolith LLC, a Louisiana limited liability company of which the Company owns 49% ("Chrysolith"), and Prime Properties, Inc., a Louisiana corporation ("Prime"), which leased the 76 Plaza, a truckstop in which the Gold Coin is located from National Auto/Truckstops, Inc. ("National"), certain rights including an 18 year sub-leasehold interest (the "Sub-Lease"), subject to the terms of an Over-lease on the 76 Plaza between Prime, as lessee and National, as lessor. Should the Over-Lease be terminated, the Company could have lost all of its rights under the Sub-lease and Prime would have lost its establishment license for video poker in the State of Louisiana. At that time, the Company acquired from Prime the right to a 50% interest in the profits of the Gold Coin under the terms of an agreement (the "Prime Agreement") under which the Company agreed to pay a total of $6.0 million for such profit interest in the form of a promissory note (the "Prime Note"). On November 10, 1997, the Company was advised that on October 16, 1997, National placed Prime on notice that its rights to occupy the 76 Plaza would terminate on January 23, 1998, due to an alleged breach of the Over-Lease by Prime. The Company believed that the default by Prime was due, in part, to the failure of Prime to pay certain sums due to National pursuant to the Over-Lease. Consequently, on December 23, 1997, the Company filed a Petition for Concursus in the 15th Judicial District Court, Lafayette Parish, Louisiana, Case No. 976174-D, and paid the final payment of $292,000 under the Prime Note into the registry of the court, protesting that such sum was actually due and owing based on the alleged breach of the Over-Lease by Prime. On or about December 30, 1997, the Company received notice from Prime that Prime (which was not aware of the Petition for Concursus) considered the Company in default of the Sub-lease for the Gold Coin premises and demanded that the Company pay to Prime an amount equal to approximately $299,513 on or before January 7, 1998 to cure this alleged default. Upon receipt of this correspondence, the Company contacted counsel for Prime and notified him of the Company's prior filing. On or about January 19, 1998, Prime filed in United States District Court, Western District of Louisiana, Case No. CV98-0076L-0, a Complaint for Damages and Violation of the Petroleum Marketing Practices Act against National alleging breaches by National in the franchise agreement between Prime and National and seeking to enjoin National from terminating the Over-Lease. On or about January 21, 1998, Prime filed a Voluntary Petition in Bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Western District of Louisiana, Case No. 98BK-50087, listing National as the holder of an unsecured claim of $925,000 (the "National Claim"). (See the Form 10KSB/A for the year ended December 31, 1997, Item 6, "Management's Discussion and Analysis and Results of Operations - Important Factors to Consider".)

On March 20, 1998, National filed various motions, as permitted under section 362(d) of the Bankruptcy Code, to lift the automatic stay to permit certain actions by Prime. On April 13, 1998 the United States Bankruptcy Court granted National's motions and dismissed Prime's bankruptcy case. Following that decision, on April 17, 1998, National filed a "Motion for Expedited Hearing on Motion to Return Possession of Premises to National Auto" in the United States District Court, Western District of Louisiana, Case No. 98-0076.

On May 22, 1998, the owners of Prime sold their interests to Mr. Lee Young, the 51% member of Chrysolith, LLC. At the same time, National and Prime (under the new ownership) executed an Amended and Restated Lease Agreement which expires on December 31, 1999 (the "Lease"). Under the terms of the Lease, National has the right to terminate the Lease under certain circumstances, including default or non-renewal of the franchise by Prime. The termination of the Lease upon the expiration of its term, or as a result of a breach by Prime or otherwise, if prior to June 30, 1999 will result in the termination of the Company's Video Poker Placement and Operating Agreement for the Gold Coin gaming facility premises, and any such termination would have a materially adverse effect on the U.S. operations of the Company.

On May 22, 1998, the Company negotiated settlements by and among its wholly-owned subsidiary, Trans World Gaming of Louisiana, Inc. ("TWGLa"), Chrysolith, Prime and National (the "Settlement"). The terms of the Settlement were as follows: (i) TWGLa and the former owners of Prime agreed that TWGLa would make a final settlement payment to said former owners of $450,000, subject to certain deductions, noted below, (the "Settlement Payment"), (ii) the claim of National against Prime will be satisfied by liquidating the assets of Prime, the payment to National of the funds in the registry of the court (Petition for Concursus file number 976174-D), the payment to National of available cash in Prime, the sale of Prime's truckstop inventory to National (the "Prime Assets") and a promissory note from Prime (guaranteed by TWGLa and TWG) in the principal amount of $239,597 bearing interest at the rate of 10% per annum payable in four equal monthly installments beginning on June 22, 1998 (the "National Promissory Note");
(iii) to the extent that the Prime Assets are insufficient to satisfy the National Claim, TWGLa will reduce the Settlement Payment by the amount of such deficiency and remit such amount to National; (iv) the remaining funds of the Settlement Payment first will be used to pay trade creditors and to reimburse TWGLa for payments made under the National Promissory Note and any funds remaining after such payments and reimbursements will be paid to the former owners of Prime; (v) all of the litigation among the parties was dismissed (see - Part II , Item 1, "Legal Proceedings"); and (vi) all parties agreed to mutually acceptable releases of all claims and liabilities against the other.

On April 1, 1998, the Company issued a press release announcing the acquisition of Resorts. In connection with the announcement, TWG stated that a third casino in Znojmo, Czech Republic is planned to open by the third quarter of 1999 assuming that all required permissions and approvals are received prior to December 31, 1998. The Company will require financing of approximately $8.0 million to build and equip the Znojmo facility. The Company believes, although there can be no assurance, that financing should be available at terms favorable to the Company and TWGI.

On April 17, 1998, the Company issued a press release announcing the acquisition of 90% of the Casino de Zaragoza, SA, a company incorporated in Zaragoza, Spain that holds an exclusive casino license in the region of Aragon. TWG acquired 90% of the outstanding stock of CDZ for approximately $780,000 and assumed outstanding debt obligations of approximately $4.9 million. TWG currently is negotiating to raise approximately $4.0 million to repay the Loan Agreement, fund the remaining purchase price, recapitalize CDZ
and provide working capital to cover the projected operating losses.   (See -
"Liquidity and Capital Resources".) The Company anticipates that permission will be granted by the appropriate Spanish government authorities that will enable TWG to move CDZ to a more favorable location. If the Company decides to buy, build and equip its own facility, it is anticipated that it may require financing of approximately $7.0 million. The Company expects, although there can be no assurance, that financing will be available at terms favorable to TWG.

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

YEAR 2000 CONVERSION

The Company does not believe that the Year 2000 conversion as it relates to computer applications that perform data intensive calculations beyond December 31, 1999 will have a material adverse effect on the Company's operations.

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

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On or about November 6, 1997, the Company was sued for breach of contract by Monarch Casinos, Inc. of Louisiana and Michael A. Edwards in the 15th Judicial District Court, Lafayette Parish, Louisiana, Case No. 97-5037B.
This litigation was filed pro se, but Mr. Edwards has since engaged counsel. Mr. Edwards claims compensation charges of approximately $2.2 million and punitive charges of $11.1 million and has alleged that the Company breached a management contract dated September 21, 1994. On May 6, 1998, Mr. Edwards filed a First Supplemental and Amending Petition for Breach of Contract and for Declaratory Relief against the Company. The Company has hired local litigation counsel and believes that these claims are wholly without merit and intends to defend this action vigorously.

The May 22, 1998 Settlement (see - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Plan of Operation") provided that the existing lawsuits between the parties were resolved as follows:

    1. Prime Properties, Inc. vs. National Auto/Truckstops, Inc. No. 98-0076 in the United States District Court for the Western District of Louisiana dismissed with prejudice, each party to bear its own cost.

    2. Trans World Gaming of Louisiana, Inc. vs. Prime Properties and National Auto/Truckstops, Inc. No. 97-6174 in the Fifteenth Judicial Court for the Parish of Lafayette, dismissed pursuant to a consent judgment following the release to National of the funds deposited in the Registry of the Court.

    3. In Re: Prime Properties, Inc., d/b/a Lafayette 76 Auto/Truck Plaza, No. 98-50087 in the United States Bankruptcy Court for the Western District of Louisiana, dismissed with prejudice.

(See the Form 10QSB for the quarter ended March 31, 1998, Item 2.
"Management's Discussion and Analysis of Financial Condition and Results of Operation - Plan of Operation").

The Company, through Chrysolith, has joined with two other video poker operators in the State of Louisiana in challenging the Voter Mandate (which prohibits gaming in approximately 35 parishes after June 30, 1999) in the courts. On January 30, 1998, the Louisiana Supreme Court unanimously denied without comment a writ application filed by Chrysolith and the other operators which alleged, among other things, violations of the Louisiana election code. The writ denial effectively ended the election code challenge to the video poker referenda. The suit will proceed to federal court on a charge of federal civil rights violations under Title 42 of the United States Code Section 1983. The Company cannot, as of the date, hereof predict the outcome of this litigation or when a decision relating hereto will be rendered.

The Company is not currently involved in any other material legal proceeding.

ITEM 2.  CHANGES IN SECURITIES

         (a)  None

         (b)  None

         (c) In connection with the recently completed financing including the restructure of the Company's long-term debt (see the Form 10-KSB/A for the year ended December 31, 1997, Item 6. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Liquidity and Capital Resources"), the Company issued the following series of warrants to purchase the Company's common stock:

              Series A Warrants: Warrant to purchase 960,000 shares of TWG common stock with an exercise price of $1.00 per share which expire on December 31, 2005 issued to replace existing warrants in connection with the issuance of TWG's Senior Bonds dated July 1, 1996. (see the Form 10-QSB for the quarter ended June 30, 1996, Item 6. " Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources").

              Series B Warrants: Warrant to purchase 3,200,000 shares of TWG common stock with an exercise price of $1.50 per share which expire on December 31, 2005 issued to replace the conversion rights in connection with the Senior Bonds described above.

              Series C Warrants: Warrant to purchase 7,087,452 shares of TWG common stock with an exercise price of $.01 per share which expire on March 31, 2008 issued pursuant to the Private Placement dated March 16, 1998 (see - "Management's Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources" above).

              Series D Warrants: Warrant to purchase 2,051,912 shares of TWG common stock with an exercise price of $.01 per share which expire on March 31, 2008 which replace the warrants issued in connection with the June 1996 Baker Bridge Loan (see the Form 10-QSB for the quarter ended June 30, 1996, Item 6. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources").

              Series E Warrants: Warrant to purchase 354,374 shares of TWG common stock with an exercise price of $.01 per share which expire on March 31, 2008 issued pursuant to the Private Placement dated March 16, 1998 (see "Management's Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources").

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

         (a)  None
         (b)  None

ITEM 4.  SUBMISSION OF MATTERS TO VOTING SECURITY HOLDERS

         On May 26, 1998, the Company held its annual meeting of shareholders for the following purposes, all of which were approved by the requisite shareholder vote:

         1.  The election of six directors:

                                                    For           Withhold
                                                    ---           --------
             Julio Heurtematte, Jr.              2,678,570        206,120
             Stanley Kohlenberg                  2,847,070         37,620
             Malcomb M.B. Sterrett               2,678,570        206,120
             Richard R. Taft                     2,847,070         37,620
             Andrew Tottenham                    2,847,070         37,620
             Dominick J. Valenzano               2,847,070         37,620

         2. Adoption of the Company's 1998 Incentive Stock Option Plan to provide a total of 2 million shares of common stock of the Company:

                For       Against     Abstain     Broker Non-Vote
                ---       -------     -------     ---------------
             1,450,280    401,721     22,650        1,010,039

         3. The adjournment of the Annual Meeting to solicit additional proxies, if necessary:

                For       Against     Abstain
                ---       -------     -------

             2,640,274    222,616     21,800


ITEM 5.   OTHER INFORMATION

          IMPORTANT DATES RELATING TO STOCKHOLDER PROPOSALS FOR THE 1999 ANNUAL MEETING OF SHAREHOLDERS

          As noted in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 26, 1998 under the caption "Proposals for the Next Annual Meeting", any proposal which a stockholder of the Company wishes to have included in the Company's proxy solicitation materials to be used in connection with the Company's 1999 Annual Meeting of Shareholders, must be received at the principal executive offices of the Company, One Penn Plaza, Suite 1503, New York, New York 10119-0002, Attention: Secretary, no later than December 21, 1998.

          If the notice of such proposal is received after December 21, 1998, it will not be considered timely pursuant to Proxy Rule 14a-8 and such proposal will not be included in the Company's proxy soliciting materials.

          In addition, if a stockholder fails to notify the Company in writing of a proposal which the stockholder desires to introduce at the 1999 Annual Meeting of Shareholders on or before March 6, 1998, the proxy utilized by the Company may confer discretionary authority on the proxies appointed by the Company to vote with respect to such proposal, without a description of the matter in the Company's proxy statement and without specific direction from the stockholders granting such proxies.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 10-QSB

          a.  Exhibits

                   EXHIBIT NUMBER       DESCRIPTION
                       27.1             Financial Data Schedule


          b.  Reports on Form 8-K

              The Company filed the following reports on Form 8-K during the quarter ended June 30, 1998:

              On April 14, 1998, the Company filed a Current Report on Form 8-K reporting the acquisition of 21st Century Resorts in the Czech Republic. The Form 8-K was amended and filed on Current Report 8-K/A on June 15, 1998, together with the audited financial statements and pro-forma financials of the Company and 21st Century Resorts.

              On May 4, 1998, the Company filed a Current Report on Form 8-K reporting the acquisition of the Casino de Zaragoza in Zaragoza, Spain. The Form 8-K was amended and filed on Current Report Form 8-K/A on July 1, 1998, together with the audited financial statements and pro-forma financials of the Company and Casino de Zaragoza.

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       TRANS WORLD GAMING CORP.



Date:  August 14, 1998                 By:  /s/ Dominick J. Valenzano
                                            -------------------------
                                            Dominick J. Valenzano
                                            Chief Financial Officer