Form 10QSB/A
period 1998-06-30
TRANS WORLD GAMING CORP
filed 1998-10-01
CIK 914577

================================================================================



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


                         Commission File Number 0-25244


                            TRANS WORLD GAMING CORP.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Nevada                                      13-3738518
    -----------------------------                       ----------------
   (State or other jurisdiction of                     (I.R.S.  Employer
    incorporation or organization)                     Identification No.)


                           One Penn Plaza, Suite 1503
                          New York, New York 10119-0002
                   ------------------------------------------
                    (Address of principal executive offices)


                                 (212) 563-3355
                  -------------------------------------------
                 (Issuer's telephone number including area code)


Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___.

Shares of the Registrant's Common Stock, par value $.001, outstanding as of September 28, 1998: 3,044,286.

Transitional Small Business Disclosure Format (Check One): YES ___  NO X.


================================================================================

The purpose of this Form 10-QSB/A is to revise certain information set forth in the Form 10-QSB for the quarter ended June 30, 1998 in Part I, Item 1: Condensed Consolidated Financial Statements, as filed with the Securities and Exchange Commission on August 14, 1998. Part I, Item 1, as revised, is set forth below:



FINANCIAL INFORMATION
Item 1. Condensed Consolidated Statements

                            TRANS WORLD GAMING CORP.
                      Condensed Consolidated Balance Sheet
                                 (In thousands)

                                                                                     June 30,
                                                                                       1998
                                                                                    ------------
ASSETS
                                                                                    (unaudited)
CURRENT ASSETS
             Cash & equivalents                                                          $3,766
             Accounts/Notes receivable                                                     1121
             Inventories                                                                     65
             Other current assets                                                           197
                                                                                    ------------
             Total current assets                                                         5,149
                                                                                    ------------

PROPERTY AND EQUIPMENT -net                                                               2,744
                                                                                    ------------

OTHER ASSETS
             Investment at equity                                                            75
             Goodwill                                                                    17,636
             Deferred debt issuance costs, net                                              464
             Deposits and deferred costs on investments                                     979
             Deferred costs and other assets                                                224
                                                                                    ------------
             Total other assets                                                          19,378
                                                                                    ------------

TOTAL ASSETS                                                                            $27,271
                                                                                    ============

LIABILITIES AND STOCKHOLDERS EQUITY/(DEFICIT)

CURRENT LIABILITIES
             Current portion of long term debt                                           $1,797
             Accounts payable and accrued expenses                                        3,390
                                                                                    ------------
             Total current liabilities                                                    5,187
                                                                                    ------------

LONG TERM DEBT, net of current portion                                                   27,205
                                                                                    ------------

STOCKHOLDERS EQUITY/(DEFICIT)
             Capital stock                                                                    3
             Additional paid-in-capital                                                   8,896
             Stock warrants outstanding                                                     537
             Accumulated deficit                                                        (14,557)
                                                                                    ------------
             Total stockholders equity/(deficit)                                         (5,121)
                                                                                    ------------

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY/(DEFICIT)                                     $27,271
                                                                                    ============


               See accompanying notes to the financial statements

                            TRANS WORLD GAMING CORP.
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                      (In thousands except per share data)
                                   (Unaudited)


                                                    Six months ended                      Three months ended
                                                        June 30,                               June 30,
                                        ----------------------------------          -------------------------
                                                1998                 1997                  1998         1997
                                                ----                 ----                  ----         ----

Revenues                                      $6,358               $3,396                $4,789       $1,725

Costs and expenses

Cost of revenue                                4,845                2,107                 3,857        1,114
Administrative                                   979                  595                   769          267
Depreciation and Amortization                    903                  182                   802           99
                                        -------------         ------------          -------------------------
Total costs and expenses                       6,727                2,884                 5,428        1,480
                                        -------------         ------------          -------------------------

Earnings/(loss) from operations                 (369)                 512                  (639)         245

Interest expense                                 925                  354                   670          182
                                        -------------         ------------          -------------------------

Earnings/(loss) before taxes                  (1,294)                 158                (1,309)          63

Provision for tax                                101                   30                   101           12
                                        -------------         ------------          -------------------------

Net earnings/(loss)                          ($1,395)                $128               ($1,410)         $51
                                        =============         ============          =========================

Earnings/(loss) per share - basic             ($0.46)               $0.04                ($0.46)       $0.02

Weighted Average of Common
shares used in computing basic
earnings/(loss) per share                      3,044                3,044                 3,044        2,794




               See accompanying notes to the financial statements

                            TRANS WORLD GAMING CORP.
                 Condensed Consolidated Statement of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                                  Six months ended June 30,
                                                              ----------------------------------
                                                                 1998                  1997
                                                              ------------          ------------

Cash flows provided by operating activities                        $1,274                  $291


Cash flows used by investing activities                           (14,953)                 (314)


Cash flows provided/(used) by financing activities                 17,247                  (211)
                                                              ------------          ------------


Net increase/(decrease) in cash                                     3,568                  (234)


Cash - beginning of period                                            198                   489
                                                              ------------          ------------


Cash - end of period                                               $3,766                  $255
                                                              ============          ============





               See accompanying notes to the financial statements

         The further purpose of this Form 10-QSB/A is to revise certain information which appeared in Part I, Item 2: Management's Discussion and Analysis of Financial Condition or Plan of Operation - Liquidity and Capital Resources," as follows:

         a) The first sentence in the first paragraph in this section on page 8 is deleted in its entirety and replaced with:

                  "The Company's working capital, defined as current assets minus current liabilities, increased $1.0 million to $0.1 million for the six months ended June 30, 1998 from a working capital deficit of ($0.9 million) at December 31, 1997."

         b) The second sentence in the third paragraph in this Section on page 8 is deleted in its entirety and replaced with:

                  "The Company will repay the principal and accrued interest in nine equal monthly installments starting June 1, 1998 from available cash flow, excluding cash flow from the European casinos."

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:    September 29, 1998                   TRANS WORLD GAMING CORP.


                                              By:  /s/ Dominick J. Valenzano
                                                   -------------------------
                                                       Dominick J. Valenzano
                                                       Chief Financial Officer