Form 10-Q
period 1998-09-30
TRANS WORLD GAMING CORP
filed 1998-11-16
CIK 914577

------------------------------------------------------------------------------
------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly period ended September 30, 1998

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM _________________TO ___________________.


                          COMMISSION FILE NO.: 0-25244

                              ------------------

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

                              ------------------

    Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES /X/    NO / /

    Shares of the Registrant's Common Stock, par value $.001, outstanding as of November 13, 1998: 3,044,286

    Transitional Small Business Disclosure Format (check one; YES / /  NO /X/)

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                            TRANS WORLD GAMING CORP.

                                   FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                      INDEX

                        PART 1 - FINANCIAL INFORMATION

                                                                         Page
                                                                         ----

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         CONDENSED CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 1998
           (UNAUDITED).                                                     2

         CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED) FOR
           THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998
           AND 1997.                                                        3

         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) FOR
           THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997.               4

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.              5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL
         CONDITION OR PLAN OF OPERATION                                     6

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                 11

ITEM 2.  CHANGES IN SECURITIES                                             12

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                  12

FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED STATEMENTS

                            TRANS WORLD GAMING CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)


                                                                           September 30,
ASSETS                                                                         1998
                                                                           -------------
                                                                            (unaudited)
CURRENT ASSETS
             Cash & equivalents                                                $  1,778
             Accounts/Notes receivable                                            1,120
             Inventories                                                             62
             Other current assets                                                   183
                                                                               --------
             Total current assets                                                 3,143
                                                                               --------
PROPERTY AND EQUIPMENT - net                                                      3,496
                                                                               --------

OTHER ASSETS
             Investment at equity                                                    75
             Goodwill                                                            17,375
             Deferred debt issuance costs, net                                      338
             Deposits and deferred costs on investments                             585
             Deferred costs and other assets                                        882
                                                                               --------
             Total other assets                                                  19,255
                                                                               --------
TOTAL ASSETS                                                                   $ 25,894
                                                                               --------
                                                                               --------
LIABILITIES AND STOCKHOLDERS EQUITY/(DEFICIT)

CURRENT LIABILITIES
             Current portion of long term debt                                 $  1,717
             Accounts payable and accrued expenses                                2,926
                                                                               --------
             Total current liabilities                                            4,643
                                                                               --------

LONG TERM DEBT, net of current portion                                           27,342
                                                                               --------
STOCKHOLDERS EQUITY/(DEFICIT)
             Capital stock                                                            3
             Additional paid-in-capital                                           8,896
             Stock warrants outstanding                                             537
             Accumulated deficit                                                (15,527)
                                                                               --------
             Total stockholders equity/(deficit)                                 (6,091)
                                                                               --------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY/(DEFICIT)                            $ 25,894
                                                                               --------
                                                                               --------


                 SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                            TRANS WORLD GAMING CORP.
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                       Nine months ended       Three months ended
                                         September 30,            September 30,
                                      ------------------       -------------------
                                        1998        1997        1998        1997
                                      -------      ------      ------      ------
REVENUES                              $10,220      $5,170      $ 3,862     $1,774

COSTS AND EXPENSES

Cost of revenue                         8,090       3,216        3,245      1,109
Administrative                          1,598         877          619        281
Depreciation and Amortization           1,535         283          632        101
                                      -------      ------      -------     ------
TOTAL COSTS AND EXPENSES               11,223       4,376        4,496      1,491
                                      -------      ------      -------     ------
EARNINGS/(LOSS) FROM OPERATIONS        (1,003)        794         (634)       283

Interest expense                        1,635         539          710        185
                                      -------      ------      -------     ------
EARNINGS/(LOSS) BEFORE TAXES           (2,638)        255       (1,344)        98

Provision for tax                          82          41          (19)        11
                                      -------      ------      -------     ------
NET EARNINGS/(LOSS)                   $(2,720)     $  214      $(1,325)    $   87
                                      -------      ------      -------     ------
                                      -------      ------      -------     ------
Earnings/(loss) per share - basic     $ (0.89)     $ 0.07      $ (0.44)    $ 0.03

Weighted Average of Common
shares used in computing basic
earnings/(loss) per share               3,044       2,878        3,044      2,878


                SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                            TRANS WORLD GAMING CORP.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                          Nine months ended September 30,
                                                          -------------------------------
                                                              1998               1997
                                                            --------           --------
Cash flows provided by operating activities                 $  4,366             $ 545

Cash flows used by investing activities                      (20,657)             (314)

Cash flows provided/(used) by financing activities            17,871              (483)
                                                            --------             -----
Net increase/(decrease) in cash                                1,580              (252)

Cash - beginning of period                                       198               489
                                                            --------             -----
Cash - end of period                                        $  1,778             $ 237
                                                            --------             -----
                                                            --------             -----

                        TRANS WORLD GAMING CORP.

                NOTES TO CONDENSED FINANCIAL STATEMENTS


1.   Unaudited Statements.

     The accompanying condensed as of September 30, 1998 and consolidated financial statements of Trans World Gaming Corp. (the "Company" or "TWG") for the three and nine months ended September 30, 1998 and September 30, 1997 are unaudited and reflect all adjustments of a normal and recurring nature to present fairly the financial position and results of operation and cash flows for the interim periods. These unaudited statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in such financial statements have been condensed or omitted.

     These interim financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1997. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results for the entire year ending December 31, 1998.

2.   Basic earnings (loss) per share is computed by dividing net income
     (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporates the dilutive effect of common stock equivalents on an average basis during the period. The Company's common stock equivalents currently include stock options and warrants. Dilutive earnings per share has not been presented for the quarters ended September 30, 1998 and 1997 since the inclusion of common stock equivalents either did not have an effect on basic earnings per share or would have been antidilutive.

3. During the nine months ended September 30, 1998, the Company incurred $17 million in long term debt which was used to finance the acquisition of 21st Century Resorts in the Czech Republic, and to retire short-term debt. The Company also acquired 90% of the shares of Casino de Zaragoza, in Spain and the Company's Casino de Zaragoza subsidiary assumed $4.8 million of Casino de Zaragoza's long term debt.

4. The Company is involved in a legal proceeding with Monarch Casinos in Louisiana over an alleged breach of contract by TWG. In addition, the Comany has negotiated a settlement by and among TWG, National Auto/Truckstops, Inc. ("National") and Prime Properties, Inc. ("Prime") in Lafayette, Louisiana regarding a franchise dispute between National and Prime.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATION

THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

The Company's operations resulted in net loss of $1.3 million for the three months ended September 30, 1998, representing a $1.4 million decrease from the net income of $87,000 for the three months ended September 30, 1997. The Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") totaled ($2,000) for the three months ended September 30, 1998 a decrease of $386,000 from the three months ended September 30, 1997.

Revenues totaled $3.9 million for the three months ended September 30, 1998, compared to $1.8 million for the same period in 1997, an increase of $2.1 million. Approximately $2.4 million of the increase represents revenues from new businesses acquired in the second quarter of 1998, as described below. In Louisiana, revenues from retail operations at the Woodlands truck stop in Louisiana decreased 27% from $617,000 for the three months ended September 30, 1997 to $492,000 for the three months ended September 30, 1998, primarily due to lower than expected fuel sales. Also, video poker revenues at the Gold Coin decreased 13%, from $994,000 to $870,000, and revenues from the Toledo Palace increased 15% from $89,000 to $102,000, for the respective quarters ended September 30, 1997 and 1998 respectively.

On March 31,1998, the Company acquired 21st Century Resorts a.s., a Czech Republic joint stock company ("Resorts"), (see - "Liquidity and Capital Resources") which operates two casinos in the Czech Republic and has the right to build a third. Revenues from Resorts for the three months ended September 30, 1998 totaled $1.6 million. On April 17, 1998, TWG acquired Casino de Zaragoza, S.A., a company incorporated in Zaragoza, Spain that holds an exclusive gaming license in the Region of Aragon ("Casino de Zaragoza" or "CDZ"). Revenues from CDZ for the three months ended September 30, 1998 were $.8 million. Neither Resorts nor CDZ generated revenues for the Company in the comparable three month period in 1997.

Total costs and expenses increased from $1.1 million for the three months ended September 30, 1997 to $3.2 million for the three months ended September 30, 1998, an increase of $2.1. Costs incurred in the operation of the recently acquired casinos for the three months ended September 30, 1998 which were not incurred over the same period in 1997 in the Czech Republic were $1.1 million and in Spain totaled $1.0 million. In Louisiana, video poker operations recorded direct costs of $331,000 for the three months ended September 30, 1998, which increased by 19% from the costs of $279,000 during the comparable 1997 quarter, due primarily to the costs associated with the increase in the number of video poker devices at the Toledo Palace. Retail expenses at the Woodlands truck stop decreased approximately $196,000, or 28%, from $696,000 for the three months ended September 30, 1997 to $500,000 for the comparable quarter of 1998, due primarily to a decrease in direct costs associated with decreased fuel sales.

MATS expenses, consisting primarily of labor and travel-related costs, amounted to $63,000 for the three months ended September 30, 1998 which is equal to the costs incurred by MATS during the comparable quarter of 1997.

Administrative costs increased $338,000, to $619,000, for the three months ended September 30, 1998 as compared to $281,000 in the comparable quarter in 1997. Costs incurred in the three months ended September 30, 1998 to support the Resorts and CDZ acquisitions totaled $221,000 consisting primarily of legal ($105,000) and travel and administrative support costs ($82,000).

Depreciation and amortization for the three month periods ended September 30, 1998 and September 30, 1997 were $632,000 and $101,000 respectively. The increase was due primarily to the amortization of goodwill from the investments in the Czech Republic ($126,000), Spain ($85,000), Bishkek ($46,000), the amortization of deferred debt issuance costs relating to the Private Placement ($54,000) and amortization of the Gold Coin Settlement ($112,500) (See -"Liquidity and Capital Resources".)

Interest expense increased by $545,000 from $185,000 for the three months ended September 30,1997 to $730,000 for the comparable quarter in 1998. Interest expense in connection with the Private Placement (see - "Liquidity and Capital Resources") amounted to $510,000 for the quarter ended September 30, 1998 accounting for a majority of the increase over the comparable three month period in 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

The Company's operations resulted in net loss of $2.7 million for the nine months ended September 30, 1998, representing a $2.9 million decrease from the net income of $214,000 for the nine months ended September 30, 1997. The Company's EBITDA totaled $532,000 for the nine months ended September 30, 1998, a decrease of $545,000 compared to the nine months ended September 30, 1997.

Revenues totaled $10.2 million for the nine months ended September 30, 1998, compared to $5.2 million for the same period in 1997, an increase of $5.0 million. Approximately $5.7 million of the increase represents revenues from the Resorts and CDZ acquisitions as described below. In Louisiana, revenues from retail operations at the Woodlands truck stop decreased 27% from $2.0 million for the nine months ended September 30, 1997 to $1.5 million for the nine months ended September 30, 1998, primarily due to lower than expected fuel sales. Also, video poker revenues at the Gold Coin decreased 6%, from $2.9 million to $2.7 million, and revenues from the Toledo Palace increased 62% from $209,000 to $338,000, for the respective nine month periods ending September 30, 1997 and 1998.

On March 31,1998, the Company acquired Resorts and the two operating casinos owned by Resorts in the Czech Republic which generated revenues for the nine months ended September 30, 1998 totaling $3.6 million. On April 17, 1998, TWG acquired CDZ, which generated revenues for the nine months ended September 30, 1998 of $2.1 million. Neither Resorts nor CDZ generated revenues for the Company in the comparable nine month period in 1997.

Total costs and expenses increased from $3.2 million for the nine months ended September 30, 1997 to $8.1 million for the nine months ended September 30, 1998, an increase of $4.9 million. For the nine months ended September 30, 1998, costs incurred in the operation of the recently acquired casinos for the nine months ended September 30, 1998 in the Czech Republic were $2.3 million, and in Spain, costs totaled $2.6 million. Those costs were not incurred in the comparable 1997 period. In Louisiana, video poker operations in Louisiana recorded direct costs of $950,000 for the nine months ended September 30, 1998, an increase of 14% from the $834,000 of costs incurred during the comparable 1997 period, due primarily to the costs associated with the increase in the number of video poker devices at the Toledo Palace. Retail expenses at the Woodlands truck stop decreased approximately $496,000, or 24%, from $2.1 million for the nine months ended September 30, 1997 to $1.6 million for the comparable 1998 period, due primarily to direct costs associated with decreased fuel sales.

MATS expenses, consisting primarily of labor and travel-related costs, amounted to $174,000 for the nine months ended September 30, 1998, an increase of $76,000 over the comparable period in 1997. Since MATS was acquired in April 1997, the nine months ended September 30, 1997 represents only six months of actual costs.

Administrative costs increased $721,000, to $1,598,000, for the nine months ended September 30, 1998 as compared to $877,000 for the comparable period in 1997. Costs incurred to support the new business acquisitions totaled $576,000 for the nine months ended September 30, 1998, consisting primarily of legal ($239,000), audit ($44,000), advertising ($33,000), consulting fees ($30,000) and travel and administrative support costs ($193,000).

Depreciation and amortization for the nine month periods ending September 30, 1997 and September 30, 1998 were $283,000 and $1,535,000 respectively. The increase was due primarily to the amortization of goodwill from the investments in the Czech Republic ($278,000), Spain ($179,000), Bishkek ($92,000), the amortization of deferred debt issuance costs ($109,000) relating to the Private Placement and the Gold Coin Settlement ($112,500) (see - "Liquidity and Capital Resources"). In addition, in January 1998, the President of Azerbaijan ordered the closing of all of the casinos in Azerbaijan which included the Boxer Casino for which the Company had a management contract. The shutdown resulted in a write-off of the balance of the investment of $303,000 in the quarter ended June 30, 1998. Management cannot predict when, or whether, the Boxer Casino will reopen for business.

Interest expense increased by $1,096,000, from $539,000 for the nine months ended September 30,1997 to $1,635,000 for the comparable period in 1998. Interest expense in connection with the Private Placement amounted to $1,099,000 for the nine months ended September 30, 1998 accounting for the majority of increase over the comparable nine month period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital, defined as current assets minus current liabilities, decreased $.6 million to a deficit of $1.5 million for the nine months ended September 30, 1998 from a working capital deficit at December 31, 1997, of $0.9 million. As described below, the Company used the proceeds of certain short term and long term financings to acquire 21st Century Resorts a.s., a Czech Republic joint stock company (see - the Form 10KSB/A for the year ended December 31, 1997, Item 1. "Description of Business") and to repay interest-bearing debt. The net proceeds of the financings, offset by the investments and debt repayments, resulted in an increase of $1.6 million in cash and equivalents to a balance of $1.8 million at September 30, 1998.

On October 29, 1997, the Company and Value Partners, Ltd., a Texas limited partnership, ("Value Partners") executed a loan which was amended on December 19, 1997, under which TWG had the ability to borrow up to $2,538,000 (the "First Amended Loan Agreement"). As of September 30, 1998, the Company had borrowed $1,538,000 under this loan, including the Bishkek Note described below, of which $1,288,000 was repaid on March 31, 1998 from the proceeds of the Private Placement (as described below) (see - the Form 10KSB/A for the year ended December 31, 1997, Item 6. "Management's Discussion and Analysis of Financial Condition or Plan of Operation - Liquidity and Capital Resources").

On March 19, 1998, the Company and Value Partners executed a Lender's Waiver and Option Agreement (the "Waiver") under which the Company borrowed $250,000 (the "Bishkek Note") to fund the Bishkek Casino transaction. The Bishkek Casino is located in Krygyz, a former member of the Soviet Union. The Company will repay the principal and accrued interest in nine equal monthly installments starting June 1, 1998 from available cash flow, excluding cash flow from the European casinos. The Company has repaid $111,108 in principal payments through September 30, 1998. As of September 30, 1998 and as of the date hereof, the Company was and is current on its payments under the Bishkek Note.

On March 31, 1998, the Company, with the assistance of Libra Investments, Inc., Los Angeles, California ("Libra") acting as placement agent, borrowed $17.0 million from fourteen sophisticated, accredited investors (the "Investors") in a private placement (the "Private Placement"). The loan is represented by 12% Senior Secured Notes (the "Notes") issued pursuant to an indenture by and among TWG, TWG International U.S. Corporation ("TWGI"), TWG Finance Corp. ("TFC") (both wholly-owned subsidiaries of TWG) and U.S. Trust Company of Texas, N.A. acting as indenture trustee. The Notes require mandatory prepayments based upon excess cash flow generated by TWGI from the operation of the Czech casinos acquired in the Resorts acquisition and bear interest at the rate of 12% per annum. (See - the Form 8-K and Form 8-K/A filed with the Securities and Exchange Commission on April 14, 1998 and June 15, 1998, respectively.) The proceeds of the Notes were used for the net acquisition costs of, and improvements to, Resorts totaling $12.6 million, to repay the First Amended Loan Agreement in the amount of $1.3 million, for costs and expenses of $1.4 million relating to the Private Placement and working capital of $1.7 million. The initial interest payment under the terms of the Note was paid on September 17, 1998. As of September 30, 1998 and as of the date hereof, the Company was and is current on its payments under the Note.

On May 19, 1998, the Company and Value Partners executed a Loan Agreement (the "Loan Agreement") under which the Company borrowed $1,000,000 at 12% interest per annum to fund the purchase of the stock of the Casino de Zaragoza (see - "Plan of Operations"), which was payable in full on September 15, 1998. The Company is currently negotiating with Value Partners to extend the maturity of the loan to June 30, 1999 at the rate of 17% per annum. There can be no assurance that the terms of Loan Agreement can be renegotiated at terms favorable to the Company, if at all. Value Partners has the option to declare the unpaid principal and accrued interest immediately due and payable which would have a material adverse effect on the Company's financial condition and results of operation. The Company is currently attempting to raise approximately $4 million from private investors (the "Capital Raise") in order to recapitalize the Casino de Zaragoza, provide working capital to cover the projected operating losses and to repay the Loan Agreement to Value Partners described in the paragraph above.

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

On December 22, 1994, the Company acquired from Chrysolith LLC, a Louisiana limited liability company of which the Company owns 49% ("Chrysolith"), and Prime Properties, Inc., a Louisiana corporation ("Prime"), which leased the 76 Plaza, a truckstop in which the Gold Coin is located from National Auto/Truckstops, Inc. ("National"), certain rights including an 18 year sub-leasehold interest (the "Sub-Lease"), subject to the terms of an Over-lease on the 76 Plaza between Prime, as lessee and National, as lessor. If the Over-Lease had been terminated, the Company could have lost all of its rights under the Sub-lease and Prime would have lost its establishment license for video poker in the State of Louisiana. At that time, the Company acquired from Prime the right to a 50% interest in the profits of the Gold Coin under the terms of an agreement (the "Prime Agreement") under which the Company agreed to pay a total of $6.0 million for such profit interest in the form of a promissory note (the "Prime Note"). On November 10, 1997, the Company was advised that on October 16, 1997, National had placed Prime on notice that its rights to occupy the 76 Plaza would terminate on January 23, 1998, due to an alleged breach of the Over-Lease by Prime. The Company believed that the default by Prime was due, in part, to the failure of Prime to pay certain sums due to National pursuant to the Over-Lease. Consequently, on December 23, 1997, the Company filed a Petition for Concursus in the 15th Judicial District Court, Lafayette Parish, Louisiana, Case No. 976174-D, and paid the final payment of $292,000 under the Prime Note into the registry of the court, protesting that such sum was actually due and owing based on the alleged breach of the Over-Lease by Prime. On or about December 30, 1997, the Company received notice from Prime that Prime (which was not aware of the Petition for Concursus) considered the Company in default of the Sub-lease for the Gold Coin premises and demanded that the Company pay to Prime an amount equal to approximately $299,513 on or before January 7, 1998 to cure this alleged default. Upon receipt of this correspondence, the Company contacted Prime's legal counsel and notified him of the Company's prior filing. On or about January 19, 1998, Prime filed in United States District Court, Western District of Louisiana, Case No. CV98-0076L-0, a Complaint for Damages and Violation of the Petroleum Marketing Practices Act against National alleging breaches by National in the franchise agreement between Prime and National and seeking to enjoin National from terminating the Over-Lease. On or about January 21, 1998, Prime filed a Voluntary Petition in Bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Western District of Louisiana, Case No. 98BK-50087, listing National as the holder of an unsecured claim of $925,000 (the "National Claim"). (See the Form 10KSB/A for the year ended December 31, 1997, Item 6, "Management's Discussion and Analysis and Results of Operations
- Important Factors to Consider".)

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

On May 22, 1998, the owners of Prime sold their interests to Mr. Lee Young, the 51% member of Chrysolith, LLC. At the same time, National and Prime (under the new ownership) executed an Amended and Restated Lease Agreement which expires on December 31, 1999 (the "Lease"). Under the terms of the Lease, National has the right to terminate the Lease under certain circumstances, including default or non-renewal of the franchise by Prime. The termination of the Lease upon the expiration of its term, or as a result of a breach by Prime or otherwise, if prior to June 30, 1999 will result in the termination of the Company's Device Placement and Operating Agreement for the Gold Coin gaming facility premises, and any such termination would have a materially adverse effect on the U.S. operations of the Company.

On May 22, 1998, the Company negotiated settlements by and among its wholly-owned subsidiary, Trans World Gaming of Louisiana, Inc. ("TWGLa"), Chrysolith, Prime and National (the "May 22, 1998 Settlement"). The terms of the May 22, 1998 Settlement were as follows: (i) TWGLa and the former owners of Prime agreed that TWGLa would make a final settlement payment to said former owners of $450,000, subject to certain deductions, noted below, (the "Settlement Payment"), (ii) the claim of National against Prime would be satisfied by liquidating the assets of Prime, the payment to National of the funds in the registry of the court (Petition for Concursus file number 976174-D), the payment to National of available cash in Prime, the sale of Prime's truckstop inventory to National (the "Prime Assets") and a promissory note from Prime (guaranteed by TWGLa and TWG) in the principal amount of $239,597 bearing interest at the rate of 10% per annum payable in four equal monthly installments beginning on June 22, 1998 which was paid in full on September 22, 1998 (the "National Promissory Note"); (iii) to the extent that the Prime Assets are insufficient to satisfy the National Claim, TWGLa will reduce the Settlement Payment by the amount of such deficiency and remit such amount to National;
(iv) the remaining funds of the Settlement Payment first will be used to pay trade creditors and to reimburse TWGLa for payments made under the National Promissory Note and any funds remaining after such payments and reimbursements will be paid to the former owners of Prime; (v) all of the litigation among the parties was dismissed (see - Part II , Item 1, "Legal Proceedings"); and (vi) all parties agreed to mutually acceptable releases of all claims and liabilities against the other.

On April 1, 1998, the Company issued a press release announcing the acquisition of Resorts. In connection with the announcement, TWG stated that it planned to open a third casino in Znojmo, Czech Republic by the third quarter of 1999 assuming that all required permissions and approvals are received prior to December 31, 1998. The Company will require financing of approximately $10.0 million to build and equip the Znojmo facility. The Company believes, although there can be no assurance, that financing should be available at terms favorable to the Company and TWGI.

On April 17, 1998, the Company issued a press release announcing the acquisition of 90% of the outstanding stock of CDZ for approximately $780,000 and CDZ assumed outstanding debt obligations of approximately $4.8 million. TWG currently is attempting to raise approximately $4.0 million to repay the Loan Agreement, fund the remaining purchase price, recapitalize CDZ and provide working capital to cover the projected operating losses. (See - "Liquidity and Capital Resources".) The Company anticipates that permission will be granted by the appropriate Spanish government authorities that will enable TWG to move CDZ to a more favorable location. If the Company decides to lease, build and equip a facility in the new location, it is anticipated that it may require financing of approximately $5.0 million. The Company expects, although there can be no assurance, that financing will be available at terms favorable to TWG.

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

The Company uses non-customized, "off-the-shelf" accounting software programs, subscribes to a payroll processing service and maintains banking relationships with a major banking institution, all of which have indicated that the Year 2000 Conversion issue as it relates to the Company has been resolved or that they are Year 2000 compliant with minor adjustments in process. The Company's contingency plan is to acquire new accounting software, change payroll service companies and change banking institutions in advance of the Year 2000 if the current suppliers do not demonstrate Y2K compliance.

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

The May 22, 1998 Settlement (see - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Plan of Operation") provided that the existing lawsuits between the parties were resolved as follows:

     1. Prime Properties, Inc. vs. National Auto/Truckstops, Inc. No. 98-0076 in the United States District Court for the Western District of Louisiana was dismissed with prejudice, each party to bear its own cost.

     2. Trans World Gaming of Louisiana, Inc. vs. Prime Properties and National Auto/Truckstops, Inc. No. 97-6174 in the Fifteenth Judicial Court for the Parish of Lafayette, was dismissed pursuant to a consent judgment following the release to National of the funds deposited in the Registry of the Court.

     3. In Re: Prime Properties, Inc., d/b/a Lafayette 76 Auto/Truck Plaza, No. 98-50087 in the United States Bankruptcy Court for the Western District of Louisiana, was dismissed with prejudice.

(See the Form 10QSB for the quarter ended March 31, 1998, Item 2.
"Management's Discussion and Analysis of Financial Condition and Results of Operation - Plan of Operation").

The Company, through Chrysolith, has joined with two other video poker operators in the State of Louisiana in challenging the Voter Mandate (which prohibits gaming in approximately 35 parishes after September 30, 1999) in the courts. (See the Form 10QSB for the quarter ended March 31, 1998, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operation - Plan of Operation").

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

               Series A Warrants: Warrant to purchase 960,000 shares of TWG common stock with an exercise price of $1.00 per share which expire on December 31, 2005 issued to replace existing warrants in connection with the issuance of TWG's Senior Bonds dated July 1, 1996. (see the Form 10-QSB for the quarter ended September 30, 1996, Item 6. "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources").

               Series B Warrants: Warrant to purchase 3,200,000 shares of TWG common stock with an exercise price of $1.50 per share which expire on December 31, 2005 issued to replace the conversion rights in connection with the Senior Bonds described above.

               Series C Warrants: Warrant to purchase 7,087,452 shares of TWG common stock with an exercise price of $.01 per share which expire on March 31, 2008 issued pursuant to the Private Placement dated March 16, 1998 (see - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" above).

               Series D Warrants: Warrant to purchase 2,051,912 shares of TWG common stock with an exercise price of $.01 per share which expire on March 31, 2008 which replace the warrants issued in connection with the September 1996 Baker Bridge Loan (see the Form 10-QSB for the quarter ended September 30, 1996, Item 6. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources").

               Series E Warrants: Warrant to purchase 354,374 shares of TWG common stock with an exercise price of $.01 per share which expire on March 31, 2008 issued pursuant to the Private Placement dated March 16, 1998 (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources").

ITEM 6.   EXHIBITS AND REPORTS ON FORM 10-QSB

          a.   Exhibits

                    EXHIBIT NUMBER             DESCRIPTION

                         27.1                  Financial Data Schedule

          b.   Reports on Form 8-K

               The Company filed the following report on Form 8-K during the quarter ended September 30, 1998.

               On September 3, 1998 the Company filed a Current Report on Form 8-K reporting the resignation of Mr. Richard R. Taft from the Company's Board of Directors.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         TRANS WORLD GAMING CORP.



Date:  November 16, 1998                 By:  /s/ Dominick J. Valenzano
                                              -------------------------
                                              Dominick J. Valenzano
                                              Chief Financial Officer