Form 10KSB
period 1998-12-31
TRANS WORLD GAMING CORP
filed 1999-08-03
CIK 914577

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                      For the Year Ended December 31, 1998

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from                     to                      .
                                   -------------------    ---------------------

                     Commission File No.: 0-25244
                                          -------

                            TRANS WORLD GAMING CORP.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


           NEVADA                                                13-3738518
-------------------------------                              -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

       ONE PENN PLAZA, SUITE 1503                                 10119-0002
             NEW YORK, NY                                         ----------
----------------------------------------                          (Zip Code)
(Address of Principal Executive Offices)


        Issuer's telephone number, including area code: (212)563-3355
                                                        -------------

        Securities registered under Section 12(b) of the Act: None
                                                              ----

          Securities registered under Section 12(g) of the Act:

                          COMMON STOCK, $.001 PAR VALUE
                        WARRANTS TO PURCHASE COMMON STOCK

                             --------------------

           Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
YES / /    NO /X/

           Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.   / /

           The Issuer's revenues for the year ended December 31, 1998 were $15,079,000.

           As of July 30, 1999, 3,364,286 shares of Common Stock of the Issuer were deemed outstanding, and warrants to purchase 16,042,438 shares of the Issuer's Common Stock were issued. The aggregate market value of the Common Stock of the Issuer as of that date based upon the closing price of the Common Stock at that date as reported by the OTC Bulletin Board, excluding outstanding shares beneficially owned by directors and executive officers, was approximately $934,000.

                            TRANS WORLD GAMING CORP.
                                   FORM 10-KSB

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
PART I ...........................................................................................................1
        Item 1.   Description of Business ........................................................................1
                  General Development of Business ................................................................1
                  Louisiana Operations ...........................................................................1
                  The Boxer Casino ...............................................................................2
                  The Bishkek Casino .............................................................................3
                  Multiple Application Tracking Systems, Inc. ....................................................3
                  Czech Republic .................................................................................3
                  Spain ..........................................................................................3
                  Delisting from the Nasdaq ......................................................................4
                  Accounting and Financial Issues ................................................................4
                  Corporate Information ..........................................................................5
                  (a)      Financial Information About Industry Segments .........................................5
                  (b)      Narrative Description of Business .....................................................5
                  Summary ........................................................................................5
                  Industry Overview ..............................................................................5
                  The Company's Facilities .......................................................................5
                           Louisiana Gaming ......................................................................5
                           Woodlands Truckstop ...................................................................6
                           Czech Republic ........................................................................6
                           Spain .................................................................................6
                           Bishkek ...............................................................................6
                  Future Operations ..............................................................................6
                           Czech Republic ........................................................................6
                           Spain .................................................................................6
                           Bishkek ...............................................................................6
                  Long Range Objective ...........................................................................7
                  Marketing ......................................................................................7
                           Czech Republic ........................................................................7
                           Spain .................................................................................7
                  Acquisition and Disposition Agreements .........................................................7
                           Tottenham & Co.. ......................................................................7
                           Multiple Application Tracking Systems, Inc. ...........................................7
                           Gold Coin Acquisition .................................................................8
                           Chrysolith Operating Agreement ........................................................8
                           Monarch Acquisition ...................................................................8
                           Woodlands Acquisition .................................................................8

Table of Contents
Page 2

                                                                                                               Page
                                                                                                               ----
                           Bishkek Agreement .....................................................................8
                           Resorts Acquisition ...................................................................9
                           CDZ Acquisition .......................................................................9
                  Regulation and Licensing .......................................................................9
                           Louisiana .............................................................................9
                                    VLT License ..................................................................9
                                    Establishment License .......................................................10
                                    Louisiana Gaming Reform .....................................................10
                           Spain.................................................................................10
                           Czech Republic .......................................................................11
                  Application of Future or Additional Regulatory Requirements ...................................11
                           Gaming Taxes .........................................................................11
                           Federal Regulation ...................................................................11
                           Competition ..........................................................................11
                           Environmental ........................................................................11
                           Employees ............................................................................12

       Item 2.    Description of Property .......................................................................12
                           Corporate Offices ....................................................................12
                           Louisiana ............................................................................12
                           Czech Republic .......................................................................12
                           Spain ................................................................................12
                           Bishkek ..............................................................................12

       Item 3.    Legal Proceedings .............................................................................13

       Item 4.    Submission of Matters to a Vote of Security Holders ...........................................13

PART II .........................................................................................................13
       Item 5.    Market for Common Equity and Related Stockholder Matters ......................................13

       Item 6.    Management's Discussion and Analysis or Plan of Operation .....................................15
                  Forward-Looking Statements ....................................................................15
                  Results of Operations .........................................................................15
                  Revenues ......................................................................................16
                  Cost of Revenues ..............................................................................16
                  Expenses ......................................................................................17
                  Earnings/(Loss) ...............................................................................17
                  Liquidity and Capital Resources ...............................................................17

Table of Contents
Page 3

                                                                                                               Page
                                                                                                               ----
                  Plan of Operations ............................................................................18
                  Year 2000 Conversion ..........................................................................19
                  Important Factors to Consider .................................................................19
                           Accumulated Deficit; Operating Losses; Going Concern .................................19
                           Termination of Louisiana Operations in 1999; Need to Diversify........................19
                           Taxation of Gaming Operations ........................................................19
                           Dependence Upon Key Personnel ........................................................20
                           Need for Additional Financing ........................................................20
                           International Activities .............................................................20
                           Licensing and Regulation .............................................................20
                           Liability Insurance ..................................................................21
                           No Dividends .........................................................................21
                           Possible Adverse Effect of Preferred Stock ...........................................21
                           Dilutive Effect of Warrants ..........................................................21

       Item 7.    Financial Statements ..........................................................................21

       Item 8.    Changes in and Disagreements With Accountants on Accounting
                           and Financial Disclosure .............................................................22

PART III ........................................................................................................22
       Item 9.    Directors and Executive Officers, Promoters and Control Persons;
                           Compliance With Section 16(a) of the Exchange Act ....................................22
                  Information About the Board and Its Committees ................................................23
                  Section 16(a) Beneficial Ownership Reporting Compliance........................................24

       Item 10.   Executive Compensation ........................................................................24
                  Summary of Cash and Certain Other Compensation ................................................24
                  Option Grants and Exercises ...................................................................25
                  Directors' Compensation .......................................................................26
                  Employment/Severance Agreements ...............................................................26

       Item 11.   Security Ownership of Certain Beneficial Owners and Management ................................27

       Item 12.   Certain Relationships and Related Transactions ................................................30

       Item 13.   Exhibits and Reports on Form 8-K ..............................................................31
                  (a)      Exhibits .............................................................................31

Table of Contents
Page 4

                                                                                                               Page
                                                                                                               ----
                  (b)      Reports on Form 8-K ..................................................................31

SIGNATURES ......................................................................................................32
EXHIBIT INDEX ...................................................................................................33
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS .....................................................................F-1

PART I

ITEM 1.    DESCRIPTION OF BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS.

Trans World Gaming Corp. (the "Company" or "TWG") was organized as a Nevada corporation in October 1993 to acquire, develop and manage, to the extent permitted by applicable local laws, gaming establishments featuring live and mechanized gaming, including video gaming devices such as video poker machines.

LOUISIANA OPERATIONS

Although the Company's Louisiana video poker operations terminated as of July 1, 1999, references to Company's Louisiana activities are presented here with respect to activities which occurred through December 31, 1998 (and through the filing date of this Form 10-KSB as otherwise noted herein) and in the event that the appeal being undertaken by an industry group on behalf of all similarly situated companies to the U.S. Supreme Court (discussed below) results in the reversal of the lower court's decision.

In 1994, Trans World Gaming of Louisiana, Inc. ("TWGLa"), a wholly owned subsidiary of TWG, obtained certain ownership interests in two gaming establishments at truck stops in Louisiana, which included (i) an establishment located at the 76 Plaza in Lafayette, Louisiana known as the "Gold Coin" (formerly known as the Gold Nugget), which had fifty (50) video lottery terminals ("VLTs" or "Devices"), and (ii) the Toledo Palace (the "Toledo Palace"), which the Company established and licensed at a truck stop located in DeRidder, Louisiana, known as the Woodlands Travel Plaza (the "Woodlands") and at which TWGLa operated thirty-three (33) VLTs. Both the Gold Coin and the Toledo Palace establishments were licensed to operate only VLTs.

In December 1994, the Company purchased a non-voting 49% interest in Chrysolith, LLC, a Louisiana limited liability company ("Chrysolith") for $1.00 and entered into an agreement with Chrysolith pursuant to which Chrysolith owned, maintained and operated the VLTs at the Gold Coin. The remaining 51% interest in Chrysolith is owned by Mr. Lee Young, a former director of the Company. Pursuant to a management agreement entered into between Chrysolith and the Company dated December 31, 1996, Chrysolith was to provide on-site management for all of the operations of both the Gold Coin and the Toledo Palace and acquire, install, operate and maintain the VLTs at both facilities.

On December 22, 1994, the Company acquired from Chrysolith and Prime Properties, Inc., a Louisiana corporation ("Prime"), which leased the 76 Plaza, a truckstop in which the Gold Coin was located, certain rights therein including an 18 year sub-leasehold interest (the "Sub-Lease"), subject to the terms of an Over-Lease on the 76 Plaza between Prime, as lessee and National Auto Truckstops, Inc. ("National") as lessor. At the same time, the Company acquired from Prime the right to a 50% interest in the profits of the Gold Coin under the terms of an agreement (the "Prime Agreement") under which the Company agreed to pay Prime a total of $6.0 million for such profit interests in the form of a promissory note (the "Prime Note"). On November 10, 1997, the Company was advised that on October 16, 1997, National had placed Prime on notice that its rights to occupy the 76 Plaza would terminate on January 23, 1998, due to an alleged breach of the Over-Lease by Prime. Subsequently, on December 23, 1997, the Company filed a Petition for Concursus in the 15th Judicial District Court, Lafayette Parish, Louisiana, Case No. 976174-D, and paid the final $292,000 then owing under the Prime Note into the registry of the court, protesting that such sum was not actually due and owing based on the alleged breach of the Over-Lease by Prime. On or about December 30, 1997, the Company received notice from Prime that Prime (which was not aware of the Company's Petition for Concursus) considered the Company in default of the Sub-Lease demanded that the Company pay to Prime an amount equal to approximately $299,513 on or before January 7, 1998 to cure its alleged default. Upon receipt of this correspondence, the Company contacted counsel for Prime and notified him of the Company's prior Petition for Concursus filing. On or about January 19, 1998, Prime filed in United States District Court, Western District of Louisiana, Case No. CV98-0076L-0, a Complaint for Damages and Violation of the Petroleum Marketing Practices Act against National, alleging breaches by National in the franchise agreement between Prime and National and seeking to enjoin National from terminating the Over-Lease. On or about January 21, 1998, Prime filed a Voluntary Petition in Bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Western District of Louisiana, Case No. 98BK-50087, listing National as the holder of an unsecured claim for $925,000 (the "National Claim"). (See Form 10KSB/A for the year ended December 31, 1997,
Item 6, "Management's Discussion and Analysis and Results of Operations - Important

Factors to Consider".) On March 20, 1998, National filed various motions, as permitted under section 362(d) of the Bankruptcy Code, to lift the automatic stay and to permit certain actions by Prime. On April 13, 1998, the United States Bankruptcy Court granted National's motions and dismissed Prime's bankruptcy case. Following that decision, on April 17, 1998, National filed a "Motion for Expedited Hearing on Motion to Return Possession of Premises to National Auto" in the United States District Court, Western District of Louisiana, Case No. 98-0076.

On May 22, 1998, the owners of Prime sold their interests in the 76 Plaza truckstop property to Mr. Lee Young, who is the 51% member of Chrysolith. At the same time, National and Prime (under its new ownership by Mr. Lee Young) executed an Amended and Restated Lease Agreement which is scheduled to expire on December 31, 1999 (the "Lease"). Under the terms of the Lease, National has the right to terminate the Lease under certain circumstances, including default or non-renewal of the fuel franchise by Prime.

On May 22, 1998, the Company negotiated settlements by and among TWGLa, Chrysolith, Prime and National (the "Settlement"). The terms of the Settlement were as follows: (i) TWGLa and the former owners of Prime agreed that TWGLa would make a final settlement payment to said former owners of $450,000, subject to certain deductions, noted below, (the "Settlement Payment"), (ii) the claim of National against Prime would be satisfied by:
(a) liquidating the assets of Prime, (b) paying to National the funds previously placed in the registry of the court (Petition for Concursus file number 976174-D), and (c) paying to National available cash in Prime relating to the sale of Prime's truckstop inventory to National (the "Prime Assets") and (d) delivering a promissory note from Prime (guaranteed by TWGLa and TWG) in the principal amount of $239,597 bearing interest at the rate of 10% per annum payable in four equal monthly installments beginning on June 22, 1998 (the "National Promissory Note"); (iii) to the extent that the Prime Assets proved insufficient to satisfy the National Claim, TWGLa would reduce the Settlement Payment by the amount of such deficiency and remit such amount to National; (iv) the remaining funds of the Settlement Payment first were used to pay trade creditors and to reimburse TWGLa for payments made under the National Promissory Note and any funds remaining after such payments and reimbursements were paid to the former owners of Prime; (v) all of the litigation among the parties was dismissed (See Item 3 "Legal Proceedings"); and (vi) all parties agreed to mutually acceptable releases of all claims and liabilities against the others. As of the date of this report, approximately $415,000 of the $450,000 has been paid by the Company to the former owners of Prime. Payment terms for the remaining liabilities are currently being negotiated between the creditors and the prior owners of Prime. It is expected that final payments will occur before December 31, 1999.

In November 1996, residents in 35 parishes in Louisiana, including the two parishes in which the Gold Coin and the Toledo Palace are located, voted to discontinue video poker effective June 30, 1999 (the "Voter Mandate"). On that date, the Louisiana gaming authorities terminated the operations at both the Gold Coin and the Toledo Palace. The Company has appealed the Louisiana State Court's recent decision to uphold the Voter Mandate to the U.S. Supreme Court. The U.S. Supreme Court is scheduled to consider, during the quarter ending December 31, 1999, whether it will review the case (See Item 3 "Legal Proceedings").

In accordance with the Voter Mandate and the outcome of subsequent judicial decisions, the Company ceased all operations in Louisiana on July 1, 1999. The Company has been notified that its lease at the Gold Coin location in Lafayette will terminate on July 31, 1999. Additionally, the Company currently is in the process of selling its ownership interests in the Woodlands. If the Company cannot find a buyer for the Woodlands property, it would consider closing its remaining non-gaming operations, but such closure would not have a materially adverse effect on the Company.

Through June 30, 1999, the Company received the net revenue at both the Gold Coin and the Toledo Palace, which is the revenue generated by VLTs at both facilities after payment of franchise taxes by Chrysolith to the State of Louisiana and after payment of all prizes to the players (the "Net Win After Tax"). In accordance with a management arrangement between the Company and Chrysolith, the Company reimbursed Chrysolith for all direct operating costs incurred in the operation of the VLTs. At the Woodlands, the Company continues to derive revenue from the sale of fuel, supplies and food normally associated with a truckstop operation, pending the sale of such property, as discussed above.

THE BOXER CASINO

On March 31, 1997, Art Marketing, Ltd., d/b/a Tottenham & Co., a wholly owned subsidiary of the Company ("Tottenham & Co."), executed a Joint Activity Agreement with Mr. Mahmud Avdiyev, an individual engaged in various businesses in Azerbaijan (the "Avdiyev Agreement"). The Avdiyev Agreement which is for a term of twenty years, sets forth the parties' relative obligations with respect to operation of the Boxer Casino (the "Boxer Casino") located in Gyandja, Azerbaijan Republic. In January 1998, the President of Azerbaijan ordered the closing of all of the casinos in Azerbaijan including the Boxer Casino. The shutdown resulted in the 1998 write-off of the unamortized balance of the Company's investment of $295,000. Management cannot predict when, or if, the Boxer Casino will reopen for business.

THE BISHKEK CASINO

In June 1998, the Company opened the Bishkek Casino located in the Kyrgyz Republic, a former member of the Soviet Union. TWG has a twenty-year management contract with Jockey Clubs Casinos, LLC ("JCC") under which TWG is to receive 40% of the pre-tax profits of the casino. During 1998, the Kyrgyz parliament passed a law which bans all casinos except those protected by the country's foreign investment laws. The Bishkek Casino is one of two casinos allowed to remain open.

MULTIPLE APPLICATION TRACKING SYSTEMS, INC.

On April 15, 1997, the Company acquired Multiple Application Tracking Systems, Inc. of Colorado ("MATS"), a supplier of casino software products. The purchase price was $250,000, consisting of $15,000 in cash and a $235,000 promissory note (the "MATS Note") which was set to mature in November, 2000. In addition, the Company entered into a five-year employment agreement with Mr. James Hardman, Jr. ("Hardman"), the previous owner of MATS, at an annual compensation of $100,000. Mr. Hardman also was to receive ten percent (10%) of all MATS sales as a license royalty. On February 15, 1999, however, the Company sold MATS back to Hardman in return for his cancellation of the MATS Note, termination of the employment agreement and $38,000 of severance payments to benefit Hardman and one other employee.

CZECH REPUBLIC

On March 31, 1998, the Company consummated a Stock Purchase Agreement ("Stock Purchase Agreement") with 21st Century Resorts a.s., an owner-operator of two casinos, and the owner of property to build a third casino, in the Czech Republic ("Resorts"), Gameway Leasing Limited ("Gameway") and Monarch Leasing Limited ("Monarch"), two off-shore affiliates of Resorts which leased equipment to Resorts and the stockholders of Resorts (the "Selling Stockholders") pursuant to which the Company acquired 100% of the equity interests of Resorts and its two operating subsidiaries and all of the assets of Gameway and Monarch. On March 31, 1998, the Company, with the assistance of Libra Investments, Inc., Los Angeles, California ("Libra") acting as placement agent, borrowed $17.0 million from fourteen sophisticated, accredited investors (the "Investors") in a private placement (the "Private Placement"). The loan is represented by 12% Senior Secured Notes (the "Senior Notes") issued pursuant to indentures (the "Indentures") by and among TWG, TWG International U.S. Corporation ("TWGI"), TWG Finance Corp. ("TFC") (both of which are wholly-owned subsidiaries of TWG) and U.S. Trust Company of Texas, N.A., Dallas, Texas ("USTCT") acting as indenture trustee. The Senior Notes require mandatory prepayments based upon excess cash flow generated by TWGI from the operation of Resorts and bear interest at the rate of 12% per annum. (See - Periodic Reports Form 8-K and the Amended Periodic Report on Form 8-K/A filed with the Securities and Exchange Commission ("SEC") on April 14, 1998 and June 15, 1998, respectively.) The proceeds of the Senior Notes were used to pay the net acquisition costs of, and improvements to, Resorts totaling approximately $12.6 million, to repay the First Amended Loan Agreement in the amount of $1.3 million, to cover costs and expenses of $1.4 million relating to the Private Placement and to provide working capital of $1.7 million.

As a result of a change in Czech gaming law which effectively banned foreign ownership of casinos, the Company restructured the ownership of Resorts through the use of a new Czech limited liability company and amended the Indentures (the "Amended Indentures"), both of which Amended Indentures relate to, but do not alter, the Senior Notes.

SPAIN

On April 17, 1998, the Company acquired 90% of the Casino de Zaragoza, SA, a company incorporated in Zaragoza, Spain that holds the exclusive casino license in the region of Aragon ("CDZ"). Following approval of its recapitalization plan by the Council of Ministers in Spain, the Company will own 100% of CDZ (See:
Item 6. "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources"). TWG acquired 90% of the outstanding stock of CDZ for approximately $780,000 (excluding related acquisition costs of approximately $680,000) and assumed outstanding debt obligations of approximately $4.9 million. TWG currently requires a total of approximately $4.0 million (including approximately $1.7 million for the recapitalization of CDZ due in November 1999) to provide working capital to cover the projected operating losses and for the cost to move the casino. (See - "Liquidity and Capital Resources".) The Company anticipates that permission will be granted by the appropriate Spanish government authorities that will enable TWG to move CDZ from its current location approximately 25 miles from the Zaragoza city center to a more favorable location in downtown Zaragoza. (See - "Industry Overview" below).

DELISTING FROM THE NASDAQ

The Company issued a press release dated June 26, 1997 announcing the delisting of the Company's common stock, $.001 par value per share (the "Common Stock) and warrants (the "Warrants") from the Nasdaq SmallCap Market effective June 25, 1997. The Common Stock and Warrants currently are trading on the OTC Bulletin Board. The delisting resulted from the fact that the bid price of TWG's Common Stock was trading below $3.00 per share and TWG had failed to maintain a minimum capital and surplus of $1 million.

ACCOUNTING AND FINANCIAL ISSUES

In the event that financing is not available for the casino in Znojmo, or the recapitalization of CDZ, such failure would have a material adverse effect on the future profitability of TWG.

In December 1998, the Company reviewed the carrying amount of long-lived assets, identifiable intangibles and goodwill related to its Czech Republic, Spanish and Bishkek casino operations under FASB No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Based on a comparison of those assets against the expected future cash flows generated by those operations, the Company recorded an asset impairment charge of $2.5 million for the Czech operation, $1.5 million for the Spanish operation and amortized its entire investment in Bishkek ($264,000) during the year ended December 31, 1998. The Company based the write-off in the Czech Republic on increased competition in Ceska Kubice, lower than anticipated revenue in Rozvadov and the likelihood that the proposed casino in Znojmo will be a smaller operation with fewer gaming tables and machines than originally forecasted. In Spain, delays in receiving permission to move the casino to a more favorable location together with a smaller operation than originally planned is the basis for the impairment charge.

The Company was in technical default of, and has not timely paid a $1.0 million loan from Value Partners, Ltd., a Texas limited partnership ("Value Partners"), which was due on September 15, 1998 (the "Value Partners Loan") and is currently negotiating an extension of the Value Partners Loan. On July 30, 1999, the Company received from Value Partners a waiver of such default and a waiver of the cross defaults on the Amended Indentures, until January 1, 2000 (except for payment defaults on the Amended Indentures) by the majority in interest of the holders of the Senior Notes. Value Partners also granted an extension of the Value Partners Loan until January 1, 2000, with the understanding that the Company and Value Partners will work in good faith to renegotiate the loan terms prior to August 31, 1999. A default by the Company on this loan (or any other loan) would result in a default on all of the Company's debt instruments and would have a material adverse effect on the Company's financial condition.

The Company has, from time to time, been in technical default of the Amended Indentures and has relied upon the forbearance and waivers from a majority interest of the holders of the Senior Notes. Value Partners represents a majority in interest of the holders of the Senior Notes. The Company has borrowed other amounts from Value Partners from time to time (some of which have been in technical default for which forbearance or waivers have been granted) and may seek to borrow additional funds or obtain equity investment, from Value Partners in the future. At December 31, 1998, Value Partners owned 51% of the Company's long term debt and owned warrants which, upon exercise, would result in Value Partner's beneficial ownership of Common Stock equaling 66.5% of the Company's issued and outstanding shares of Common Stock.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered significant losses from operations and has a working capital deficit of $3.3 million and a stockholders' deficit of $9.4 million as of December 31, 1998. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Managements plans to induce the growth of its existing business through marketing campaigns; certain personnel changes and the raising of up to an additional $6 million or more to fund the Company's Znojmo casino construction and CDZ's move to the center of Zaragoza.

CORPORATE INFORMATION

The Company's corporate offices are located at One Penn Plaza, Suite 1503, New York, New York 10119-0002 and its telephone number is (212) 563-3355.

          (a)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

The Company operates in two industry segments: the ownership and management of gaming establishments overseas and the operation of a truckstop featuring VLTs. (See Note 13 to Consolidated Financial Statements).

          (b)  NARRATIVE DESCRIPTION OF BUSINESS.

SUMMARY

The Company is engaged in the acquisition, development and management of niche casino operations worldwide which feature table games and mechanized gaming devices, such as video poker machines. At December 31, 1998 the Company owned certain interests in two gaming establishments at truck stops in Louisiana, which include; (i) the Gold Coin, in Lafayette, Louisiana, and
(ii) the Toledo Palace in DeRidder, Louisiana, located approximately 120 miles from the Gold Coin. As a result of the Louisiana Voter Mandate, both gaming operations were terminated on July 1, 1999. The Company is appealing the termination to the U.S. Supreme Court. The Supreme Court is tentatively scheduled to consider this appeal during the quarter ending December 31, 1999. (See - "The Company's Facilities" and Item 6. "Management's Discussion and Analysis of Financial Condition or Plan of Operation-Important Factors to Consider"). On March 31, 1998, the Company acquired two casinos in the Czech Republic and realty upon which it may build a third casino. The Czech casinos are located close to major border crossings with Germany in Ceska Kubice and Rozvadov. The casino under development is in Znojmo near the border crossing with Vienna, Austria. The Zaragoza casino, acquired on April 17, 1998, is approximately 25 miles outside of Zaragoza, Spain and is the exclusive casino licensee in the region of Aragon. (See "- General Development of Business," above, and "Future Operations," below).

INDUSTRY OVERVIEW

Prior to the amendments to the Czech gaming regulations in December 1998, local municipalities were empowered to grant casino licenses in their regions. The amendments to the gaming legislation removed that right from the local governments and effectively eliminated exclusivity. The Company believes that another entity has recently opened a competing casino in Folmava, Czech Republic, near the Company's Ceska Kubice location which may negatively impact the Company's revenue.

In Spain, the regional government, Disputacion General de Aragon (the "DGA"), which is also the largest creditor of CDZ, signed a protocol with TWG stating its intent to pass a law allowing the casino to move to a more favorable location. A certain Aragonian parliamentary party opposes the new law unless it includes an amendment that would allow casino-style slot machines in bingo parlors. Rather than agree to this amendment, the DGA decided to issue a governmental decree which will circumvent the parliament and allow CDZ to move from its current location. It is anticipated, although there can be no assurance, that the decree will be issued in the quarter ending September 30, 1999 and the new casino could therefore open in early 2000.

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

THE COMPANY'S FACILITIES

LOUISIANA GAMING

The Gold Coin and Toledo Palace gaming facilities were closed July 1, 1999 and the Company has been notified that the sub-lease at the Gold Coin will be terminated by the landlord effective July 31, 1999. Unless the VLT machines are sold by

July 31, 1999, the machines must be warehoused in a suitable warehouse facility approved by the Louisiana State Police. A potential buyer for the machines has been identified. However, in the event the sale of the machines is not completed, a suitable warehouse facility has been located and approval is pending.

WOODLANDS TRUCKSTOP

The Woodlands, where the Toledo Palace was located, includes a 24-hour restaurant, a convenience store and a gas station that currently sells an average of approximately 130,000 gallons of fuel per month. The Woodlands is located on State Route 3236 in DeRidder, Louisiana, approximately 20 miles from the Texas border is being actively marketed for sale.

CZECH REPUBLIC

The Ceska Kubice casino currently has fifteen gaming tables, one hundred slot machines and parking for approximately forty cars. In Rozvadov there are seven tables, eighty-seven slot machines and parking for forty cars.

SPAIN

The casino currently has nine gaming tables and twenty-four slot machines.

BISHKEK

The casino currently has six gaming tables.

FUTURE OPERATIONS

CZECH REPUBLIC

TWG currently owns ten acres of commercial land between the Czech and Austrian border posts near Znojmo. Planning permission has been received which allows the Company to build a casino at the site, which, when completed will include approximately 11 gaming tables and up to 40 slot machines and parking for approximately 120 cars. The Company is finalizing an agreement with a local building contractor who will finance the construction of the facility. Under the terms of the agreement, TWG will lease the facility from the contractor under a ten-year rental agreement and will have an option to purchase the building at any time during the ten-year period at a price between $1.4 million and $1.8 million. TWG anticipates that the casino will be opened before December 31, 1999 with the slot machines being activated in early January 2000. The Company has estimated that the cost to equip and open the Znojmo casino will be approximately $1.3 million. (See Item 6. "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources".)

SPAIN

In anticipation of receiving permission to move CDZ to center city Zaragoza, TWG is in the process of completing negotiations to lease available space in a cinema adjacent to a downtown hotel location. The cinema was chosen due to its highly desirable location, together with the advantages of providing common services with the hotel (food, maintenance, parking and accommodations). CDZ, which is expected to open within six months after it receives permission to move, pending local planning board approvals, will have approximately 17 gaming tables and 60 slot machines. The investment required by TWG upon receipt of the approvals is anticipated to total approximately $4.0 million (See Item 6. "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources".).

BISHKEK

In June 1998, the Company opened the Bishkek Casino located in the Kyrgyz Republic, a former member of the Soviet Union. TWG has a twenty-year management contract with Jockey Clubs Casinos, LLC under which TWG is to receive 40% of the pre-tax profits of the casino. During 1998, the Kyrgyz parliament passed a law which bans all casinos except those protected by the country's foreign investment laws. The Bishkek Casino is one of two casinos allowed to remain open.

Except as described above, the Company has no other specific arrangements or understandings with respect to the management or acquisition of any gaming facility. There can be no assurance that the Company will manage or acquire any other gaming facilities in the future, although it hopes to do so.

LONG RANGE OBJECTIVE

The Company's long-range objective is to become a premier management company of gaming establishments at local neighborhood sites both in the United States and internationally. To achieve this goal, the Company's strategy consists of: (i) identifying gaming establishments which may include a local, machine-based market and wherever possible, mechanized gaming devices that are centrally audited by a local or state governmental office; (ii) leasing or owning mechanized gaming machines that are user-friendly for occasional video gaming customers; and (iii) retaining local management following an acquisition to ensure a smooth transition to the Company. Through this strategy, the Company believes it can address a specific niche in the gaming industry which attracts local, neighborhood markets as opposed to the destination, high-roller clientele. While the Company believes that there are significant opportunities in developing the Company's proposed niche market, the Company is committed to maximizing performance at its existing establishments while expanding to other markets. See, however, "Regulations and Licensing".

MARKETING

CZECH REPUBLIC

Company management has implemented a marketing strategy designed to increase the number of visitors at its Czech casinos. The target area is the sixty mile radius surrounding each of the casinos. These areas will be addressed through the use of direct mailings, flyers, radio, newspaper, billboard advertising and improved directional signage in English, German and Czech, as appropriate. TWG is also considering the introduction of an "American" theme to its casinos based on research of a prominent marketing institute in Germany commissioned by TWG. Customer loyalty programs, special events and promotions and a busing program also are being developed. Plans are also being developed for a grand opening of the Znojmo casino. There can be no assurances that these marketing strategies will have a positive impact on the financial performance of the Czech properties.

SPAIN

TWG is currently developing plans to market the new CDZ casino through direct mailings, radio, newspapers and billboard advertising in English and Spanish, as appropriate. Promotional tie-ins with the hotel in center-city Zaragoza that the Company hopes to align itself with might include accommodations, complementaries (meals, drinks and other services) and special event promotions. A gala opening night promotion with invitations to leading citizens in Zaragoza also is planned. There can be no assurances that the implementation of these marketing strategies will have a positive impact on the financial performance of CDZ.

ACQUISITION AND DISPOSITION AGREEMENTS

TOTTENHAM & CO. On January 1, 1997, the Company completed the acquisition of Tottenham & Co., which was founded in 1988 by Andrew Tottenham, the Company's President and Chief Operating Officer, is engaged in providing consulting services to gaming companies worldwide. The consideration paid for Tottenham & Co. by the Company included 500,000 shares of the Company's Common Stock, and warrants to purchase 250,000 shares at an exercise price of $.5938, the bid price of the Company's Common Stock on the date of the acquisition as reported by the Nasdaq SmallCap Market System. In addition, the Company issued two promissory notes in the aggregate principal amount of $200,000 bearing interest at the rate of 10% per annum and payable on January 1, 2002 (the "Tottenham Notes"). On December 31, 1998, the Company and Andrew Tottenham converted the Tottenham Notes and accrued interest totaling $240,000 into 320,000 shares of the Company's Common Stock. All of the Common Stock, as well as the Common Stock underlying the warrants, carries certain "piggyback" registration rights.

MULTIPLE APPLICATION TRACKING SYSTEMS, INC. On April 15, 1997, the Company acquired MATS, a supplier of casino software products. The purchase price was $250,000, consisting of $15,000 in cash and a $235,000 promissory note which was set to mature in November, 2000. In addition, the Company entered into a five-year employment agreement with Mr. James Hardman, Jr., the previous owner of MATS, at an annual compensation of $100,000. Mr. Hardman also received ten percent (10%) of all MATS sales as a license royalty. MATS was sold back to Mr. Hardman on February 15, 1999. (See Item 1 - "Discussion of Business
- General Development of Business").

GOLD COIN ACQUISITION. The Company acquired the interests of Prime and Chrysolith in the Gold Coin gaming facility on December 22, 1994. The Company acquired the rights of Prime to a 50% interest in the profits of the Gold Coin, under the terms of an agreement dated September 21, 1994 between Prime and the Company. Under the Prime Agreement, the Company paid a total of $6 million, for which the final payment was made on December 23, 1997. The Company also issued to Prime 120,000 shares of the Company's Common Stock and options to purchase up to an additional 120,000 shares of Common Stock exercisable at $7.00, which options expired unexercised on December 23, 1997.

On December 22, 1994, the Company acquired Chrysolith's right to participate in the profits of the Gold Coin and its sub-leasehold interest therein, for an aggregate purchase price of $4.5 million, which was paid in full on July 2, 1996. Pursuant to an Agreement for Exchange of Shares dated July 13, 1994 between the Company and the shareholders of Lee Young Enterprises ("LYE"), under the Chrysolith Agreement, on December 22, 1994, the Company acquired all of the issued and outstanding capital stock of LYE in exchange for 100,000 shares of the Company's Common Stock and options to acquire up to an additional 200,000 shares of Common Stock at an exercise price of $7.00, which options expired unexercised on December 23, 1997.

As of December 23, 1997, all of the outstanding notes issued in connection with the Gold Coin Acquisition, including a $75,000 obligation of Monarch (as defined below) which was guaranteed by the Company, were paid in full.

CHRYSOLITH OPERATING AGREEMENT. The Company is a member under, and party to, the Amended and Restated Regulations and Operating Agreement of Chrysolith, dated as of December 22, 1994 and amended in December, 1996 (the "Chrysolith Operating Agreement"). The Chrysolith Operating Agreement sets forth the rights and obligations of the original members, all of whom are individuals, and the Company. Under this agreement, Chrysolith operated, serviced and maintained the VLTs at the Gold Coin and Toledo Palace and the Company provided management, financial and consulting services. The Chrysolith Operating Agreement will continue pending the decision of the U.S. Supreme Court regarding the Company's appeal of the termination of the operations at the Gold Coin and Toledo Palace.

MONARCH ACQUISITION. In April 1994, the Company acquired for $49,000 a 49% ownership interest in Monarch Casinos ("Monarch"), a Louisiana-licensed video gaming device operator which was founded in December 1993. In June and August 1994, the Company loaned Monarch an aggregate of $55,000 for working capital to manage the operations of the Woodlands under an agreement between Monarch and the previous owner of the Woodlands. All of such loans were payable on demand, bore interest at the rate of 10% and were evidenced by promissory notes executed by Monarch. In October 1994, the Company credited Monarch $25,000 against prior advances, among other things, in consideration for the assignment by Monarch to the Company of an option to purchase the Woodlands. Although it was originally intended that Monarch would own, operate and maintain the VLTs at both the Toledo Palace and the Gold Coin, the Company believed that Chrysolith was better suited to operate the video poker parlors and thus entered into the Chrysolith Agreement (See "Narrative Description of Business - The Company's Facilities - Louisiana - Chrysolith Operating Agreement"). In March 1996, the Company learned that as of June 30, 1995, Monarch had not renewed its operator's license as required by the State of Louisiana, and as such, was no longer a licensed video poker operator in the State. Pursuant to the management agreements between Monarch and the Company, such a failure to renew or other termination of the operator's license created a default under the agreements and the agreements were terminated by the Company on March 14, 1996. On or about November 6, 1997 Monarch and Michael Edwards, President of Monarch, filed suit against the Company alleging, among other things, breach of contract. The lawsuit was settled in May 1999 for a cash payment by the Company of $100,000 and both parties released the other of any and all further obligations. See Item 3. "Legal Proceedings".

WOODLANDS ACQUISITION. In October 1994, TWGLa acquired the Woodlands for approximately $1,000,000 pursuant to the exercise of an option originally granted to Monarch and assigned by Monarch to the Company. The balance of the purchase price for the Woodlands was paid in full in July 1996.

BISHKEK AGREEMENT. On January 30, 1998 the Company entered into a twenty-year management agreement with JCC for the management and operation of the Bishkek Casino. In return for an initial investment by TWG of approximately

$250,000, TWG will receive a management fee equal to 60% of the operating profits from the Bishkek Casino until the $250,000 investment is recovered; such fee is then reduced to 40%. The casino opened in June 1998. (See "Narrative Description of Business - Future Operations - Bishkek").

RESORTS ACQUISITION. On March 31, 1998, the Company acquired the outstanding stock of Resorts for a total cost of approximately $12.4 million (including acquisition costs of approximately $1.6 million). (See Item 1. "Discussion of Business - General Development of Business"). In October 1998, the ownership structure of Resorts was altered to comply with a change in Czech gaming law.

CDZ ACQUISITION. On April 17, 1998, the Company acquired 90% of CDZ for a total cost of approximately $1.5 million (including $.7 million of acquisition costs). (See Item 1. "Discussion of Business - General Development of Business").

REGULATIONS AND LICENSING

LOUISIANA

VLT LICENSE. The manufacture, distribution, servicing and operation of VLTs in Louisiana are subject to the Louisiana Video Draw Poker Devices Control Law and the Rules and Regulations promulgated thereunder (the "Louisiana Act"), and to licensing and regulatory control by the Video Gaming Division of the Gaming Enforcement Section of the Office of State Police within the Department of Public Safety and Corrections (the "Louisiana Authorities"). The laws and regulations of the State of Louisiana are based upon declarations of policy which are concerned with protecting the video gaming industry from organized crime, illegal gambling activities and other harmful elements, and protection of the public from illegal and unscrupulous gaming.

The Company owns a 49% interest in Chrysolith, a licensed machine operator in Louisiana. Pursuant to the Chrysolith Operating Agreement, Chrysolith maintained, serviced and operated the VLTs at the Gold Coin and the Toledo Palace. The license held by Chrysolith is not transferable and must be renewed annually through payment of fees and continued compliance with the suitability requirements of the Louisiana Act. The Louisiana Authorities may, in accordance with certain regulatory procedures, limit, condition, suspend or revoke the license of Chrysolith for any violation of any rules or regulations of the Louisiana Authorities or any violations of the Louisiana Act, or for any other cause deemed reasonable by the Louisiana Authorities. Fines for violations of gaming laws, rules, or regulations may be levied against licensees and other involved persons. Suspension or revocation of Chrysolith's license could have a material adverse effect upon the business of the Company.

The Louisiana Authorities can conduct overt and covert investigations of any person, entity, applicant or participant involved directly or indirectly in the video gaming industry in Louisiana. Such investigations may extend beyond the information provided in the formal license application, including an investigation of information with regard to the licensee's immediate family and relatives and their affiliations with certain groups, organizations, corporations, firms or other business entities. The investigation also may extend to every person who has or controls more than five percent of the ownership, income or profit interest in an entity which has or applies for a license in, or exercises a significant influence over, the activities of a licensee. The Louisiana Authorities require detailed personal and financial information to be submitted and thoroughly investigated. The applicant for licensing must pay a filing fee which covers the cost of investigation. If a stockholder is found unsuitable, the Louisiana Authorities may require his removal from the venture or refuse to license the applicant. Further, the Louisiana Authorities, in their discretion, may require a determination to the suitability of the holders of the Company's debt securities. Determinations of suitability or questions pertaining to licensing are subject to review under the provisions of Louisiana's Administrative Procedures Act and the Louisiana Act. In order for a company such as Chrysolith to be licensed by the Louisiana Authorities, it must demonstrate that a majority of its equity securities is owned by persons who have been domiciled in Louisiana for a period of at least two years prior to the date of the application.

VLTs must meet strict specifications established by the Louisiana Act. Furthermore, the number of VLTs that may be operated at a particular location depends on the underlying nature of the location. For example, the number of VLTs that may be operated at a truckstop depends based upon average monthly fuel sales: (i) no more than 50 VLTs if sales equal at least 100,000 gallons per month and 40,000 of such gallons are diesel; (ii) no more than 40 VLTs if sales equal at least 75,000 gallons per month and 30,000 of such gallons are diesel; (iii) no more than 35 VLTs if sales equal at least 50,000 gallons per month, and 10,000 of such gallons are diesel; (iv) no more than 3 machines if sales are less than 50,000 gallons per month, and (v) license can be revoked if sales are less than 25,000 gallons in any single month. See "Establishment License" below.

ESTABLISHMENT LICENSE. The Louisiana Act provides that a truck stop facility ("Establishment") must obtain a license as an Establishment to allow the placement and operation of VLTs therein. In general, in order to qualify as an Establishment, the location must have paved parking for at least 50 eighteen-wheelers, a 24 hour on-site restaurant facility, an on-site repair facility with at least one mechanic available, five developed contiguous acres, and certain other specified amenities (the "Qualified Truck Stop"). An Establishment license typically is granted to the owner of the truck stop facility, but also may be granted to a lessee of the facility. Prime holds an Establishment license for the Gold Coin and TWGLa holds an Establishment license for the Toledo Palace.

In accordance with video gaming law in Louisiana prior to June 30, 1999, a licensee who had its license revoked by the Video Gaming Division of the State Police could not reapply for another such license for a period of five years from the date of such revocation.

Except under emergency circumstances as determined by the Louisiana Authorities, if a licensed Establishment which otherwise was a Qualified Truck Stop, failed to sell a minimum of 25,000 gallons of fuel in any single month, the Establishment's video gaming license would be subject to immediate revocation without a hearing.

Establishment and VLT owner licenses are subject to annual renewal in June of each year and the payment of an annual fee. The Louisiana Authorities have the same authority to deny, suspend, condition or revoke an Establishment license and to conduct investigations, including investigations of 5% or more owners, as it does for VLT owner licenses. The loss by Prime or TWGLa of the Establishment licenses for the Gold Coin or the Toledo Palace, respectively, would have a materially adverse effect upon the business of the Company. See Item 6. "Management's Discussion and Analysis of Financial Condition or Plan of Operation - Important Factors to Consider - Possible Loss of Establishment License."

The Louisiana Act also provides protection to lessees of truck stop facilities. It provides that if the lease of a licensed Establishment expires or is terminated without legal cause by the owner of the Establishment, neither the owner nor any new lessee shall have the right to apply for a VLT license at the Establishment for six years unless the owner of the Establishment also was the holder of the VLT license for the VLTs being operated at the Establishment, and the former lessee/licensee is given the right to continue operations at the Establishment by agreement with the owner or any new lessee.

LOUISIANA GAMING REFORM. At the close of a special legislative session on April 19, 1996, a local option bill was passed which required the residents of each parish in the state to vote on the future of gambling in their parish. On November 5, 1996, the residents in Lafayette and Beauregard parishes in Louisiana, where the Company had video poker operations, were among 35 Louisiana parishes that voted to eliminate video poker. As a result, the Company ceased its video poker operations on July 1, 1999 in both of those parishes. These were the only two facilities at which the Company had operations in the U.S. The Company, through its Chrysolith affiliate, has joined with two video poker operators in Louisiana in challenging the vote in the courts. On January 30, 1998, the Louisiana Supreme Court unanimously denied without comment a writ application filed by Chrysolith, among others, alleging Election Code violations, effectively ending the Election Code challenge to the Voter Mandate. In May 1999, the 1st District Court in Baton Rouge decided that the 1996 election was illegal and the Voter Mandate should be overturned. In June 1999, the Louisiana Court of Appeals reversed the 1st District Court's decision. The State Supreme Court refused to hear the case and upheld the decision of the Appellate Court. It is anticipated that the U.S. Supreme Court will consider the issue during the quarter ended December 31, 1999. As a result, the Company's video poker operations closed on July 1, 1999. The Company cannot as of the date hereof predict the outcome of this litigation or when a decision relating hereto will be rendered.

SPAIN. The new law that would allow CDZ to move to the center of Zaragoza has been passed from a parliamentary committee to the floor of the regional parliament. However, a certain amendment to the law is of concern to TWG. The proposed amendment would allow bingo operators in Aragon to install casino-style slot machines. The DGA, which is controlled by the largest party in parliament, opposes the amendment and has decided to issue a governmental decree that would circumvent the parliament and would allow the casino to move to the center city. The decree is currently in a judicial committee pending passage into law. The validity of the decree could be challenged in courts with the litigant being required to post a bond equal to potential damages incurred by CDZ if the litigation failed. Recently, the Spanish National Court upheld the right of the Catalan (Barcelona) Government to issue a similar decree. There can be no assurances however, that the courts will uphold the DGA's right to issue a decree if it is challenged. In the event the decree is not issued, the Company may offer the casino license for sale or close CDZ. This would have a material adverse effect on the future profitability of the Company.

CZECH REPUBLIC. During the quarter ended June 30, 1998, the Czech Republic House of Deputies passed an amendment to the gaming law which restricted foreign ownership of casino licenses. In response, the Company restructured its subsidiaries and Czech legal entities to comply with the amendment and was subsequently granted a ten-year license. It is currently anticipated that the foreign ownership restriction will be lifted in 2000, however, there may be increased competition at that time in the areas where the Company operates because local municipalities no longer have control over the issuance of casino licenses, thereby effectively eliminating exclusivity. There can be no assurances that the authorities in the Czech Republic will not amend the gaming law as it pertains to foreign ownership of casino licenses. In the event the gaming laws are amended in the future, it may have a material adverse effect on the Company's future profitability and operations.

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

GAMING TAXES. Gaming taxes in the various locations where the Company operates range from 10% to 55% of net gaming revenues. There can be no assurance that tax rates, fees or other payments applicable to the Company's gaming operations will not be increased in the future.

FEDERAL REGULATION

The Federal Gambling Devices Act of 1962 (the "Federal Act") generally makes it unlawful for a person to manufacture, deliver, or receive gaming machines, gaming machine type devices, and related components across state lines or to operate gaming machines unless that person has first registered with the Attorney General of the United States. In order to manufacture, sell, deliver, or operate certain of its current and proposed products, the Company must register and renew its registration annually. In addition, various record keeping and equipment identification requirements are imposed by the Federal Act. Violation of the Federal Act may result in seizure and forfeiture of equipment, as well as other penalties. The Company is currently registered and maintains the reports required under the Federal Act.

COMPETITION

The Gold Coin and the Toledo Palace competed with other forms of legal and illegal gambling, including bingo and pull-tab games, card clubs, pari-mutuel betting on horse racing and dog racing and state-sponsored lotteries, as well as other forms of wagering entertainment. The Company's Czech casinos compete with approximately twelve other casinos in the area with two new casinos under construction across the German border. Due to the exclusivity of the Spanish casino license, the bingo operations in Zaragoza are CDZ's only competition and only one other casino is operating in Bishkek. (See Item 1. "Description of Business - Industry Overview").

ENVIRONMENTAL

The Company owns and operates a truck stop in DeRidder, LA with the fuel tanks situated above ground which minimizes environmental issues. The Company believes that it is in compliance with all federal, state and local environmental laws in all areas where the Company operates.

EMPLOYEES

As of July 1, 1999, the Company had 286 full-time employees (including three executive officers): 191 in the Czech Republic, 79 in Spain, 4 in London, 3 in New York and 9 in the Woodlands, respectively. The Company also had twelve part-time employees as of July 1, 1999. The Company believes that its employee relations are excellent.

ITEM 2.    DESCRIPTION OF PROPERTY.

CORPORATE OFFICES

The Company's corporate offices are located at One Penn Plaza, Suite 1503, New York, New York, occupying approximately 1,000 square feet of office space under a lease at the rental rate of $2,500 per month expiring in October 1999.

The Company leases approximately 1,500 square feet of office space in London, England for Tottenham & Co. on a five-year lease expiring in April 2003 at approximately $4,000 per month.

LOUISIANA

The Company's lease for the Gold Coin will be terminated effective July 31, 1999. TWGLa owns the 20-acre site on which the Woodlands is located in DeRidder, Louisiana which is currently subject to a mortgage under the terms of the 1996 Senior Bonds. (See - Form 10KSB/A for the fiscal year ended December 31, 1997,
Item 6. "Management's Discussion and Analysis or Plan of Operations - Liquidity and Capital Resources"). TWGLa is actively seeking a buyer for the Woodlands property.

CZECH REPUBLIC

The Company leases a 5,000 square foot casino facility in Ceska Kubice under the terms of an agreement that expires in 2001. The Company also leases a hotel from a local bank in nearby Krasnahorska for staff accommodations at the rate of approximately $14,000 per month. The lease expires in September 1999. The Company does not intend to renew the hotel lease and is currently seeking an alternative facility. If an alternative facility cannot be located at terms favorable to the Company, the Company may decide not to offer accommodations to the staff at the expiration of the current lease.

In Rozvadov, the Company owns the casino building and an adjacent facility for staff accommodations. TWG has no immediate plans to relocate the casino and/or sell the property.

As part of the acquisition of Resorts (See Item 1. "Description of Business - General Development of Business"), TWG acquired approximately 10 acres of land in Znojmo on which the Company intends to operate a casino. TWG has negotiated an agreement with a local building contractor who will finance and build a 5,000 square foot casino facility and lease it to the Company under the terms of a ten-year lease for approximately $27,000 per month. (See Item 1. "Description of Business - Future Operations").

SPAIN

The Company leases the current CDZ casino facility from the DGA on a month-to-month basis.

BISHKEK

The Bishkek Casino is leased from a hotel location by JCC (See - "Acquisition and Disposition Agreements - Bishkek Agreement") and the Company has a management contract to operate the casino.

ITEM 3.    LEGAL PROCEEDINGS.

On or about November 6, 1997, the Company was sued for breach of contract by Monarch Casinos, Inc. of Louisiana and Michael A. Edwards in the 15th Judicial District Court, Lafayette Parish, Louisiana, Case No. 97-5037B. Mr. Edwards claimed compensation charges of approximately $2.2 million and punitive charges of $11.1 million and alleged that the Company breached a management contract dated September 21, 1994. The lawsuit was settled for a cash payment of $100,000 on May 15, 1999. The final order of dismissal with full prejudice which terminated the litigation and disposed of all claims in the lawsuit was issued by the United States District Court of Louisiana on May 24, 1999.

On January 25, 1997 (prior to the Company's acquisition of 90% of CDZ), the directors of CDZ filed an application in the Court of First Instance Number 11 of Zaragoza to declare CDZ in temporary receivership. Temporary receivership was granted on June 23, 1997.

On April 17, 1998 (the date of the Company's acquisition of 90% of CDZ), CDZ signed a composition with creditors, most notably the DGA, the Spanish Social Security Authorities and the City Council of Alfajarin ("Spanish Taxing Authorities"), which set the terms of payment to the Spanish Taxing Authorities and other creditors for debts existing as of January 25, 1997. The composition with the Spanish Taxing Authorities and other creditors resulted in a debt reduction of approximately $1.7 million. This reduction was accounted for as a reduction of goodwill.

In addition, in 1998, DGA granted the Company a deferral of approximately $1.0 million in taxes on all of 1997 and some of 1998 gaming winnings. Furthermore, in April 1998, the Company reached an understanding with the Spanish Social Security Authorities to defer approximately $1.4 million related to all debts generated in 1997 and the first quarter of 1998, until November __, 1999.

On May 22, 1998, the Company entered into the settlement relating to the Prime Agreement. (See Item 1. "Description of Business - General Development of Business").

The Company is currently involved as a plaintiff, through its Chrysolith affiliate, in litigation challenging the Voter Mandate. (See Item 1. "Description of Business - Regulations and Licensing - Louisiana Gaming Reform").

The Company is not currently involved in any other material legal proceeding nor was it involved in any other material litigation during the year ended December 31, 1998.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.


PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Effective December 15, 1994, the Company's Common Stock and warrants (the "$8.50 Warrants") commenced trading on the Nasdaq National Market System under the symbols IBET and IBETW, respectively. Prior to December 15, 1994, there was no established public trading market for the Company's Common Stock or the $8.50 Warrants. On December 17, 1996, trading of the Company's Common Stock was transferred to the Nasdaq SmallCap Market System for failure to maintain the minimum bid price requirements of the National Market System. Further on June 25, 1997, the Company's Common Stock and the $8.50 Warrants were delisted from the Nasdaq Small Cap Market and trading on the Company's Common Stock was transferred to the OTC Bulletin Board for failure to maintain a bid price of $1.00 and minimum capital and surplus requirements.

The following table sets forth the high and low prices of the Company's Common Stock and the $8.50 Warrants for fiscal years 1997 and 1998:


       COMMON STOCK                                        HIGH       LOW
                                                           ----       ---
       1997

       First Quarter..................................   $ 1.87     $ 1.00
       Second Quarter.................................     1.37        .50
       Third Quarter..................................     *.68       *.31
       Fourth Quarter.................................     *.44       *.22

       1998

       First Quarter..................................     *.78       *.30
       Second Quarter.................................     *.75       *.46
       Third Quarter..................................     *.46       *.31
       Fourth Quarter.................................     *.31       *.24

       $8.50 WARRANTS

       1997

       First Quarter..................................      .31         .08
       Second Quarter.................................      .25         .19
       Third Quarter..................................     *.08        *.08
       Fourth Quarter.................................     *.04        *.02

       1998

       First Quarter..................................     *.03        *.00
       Second Quarter.................................     *.03        *.02
       Third Quarter..................................     *.02        *.01
       Fourth Quarter.................................     *.02        *.00


       -----------------
       * Quoted on OTC Bulletin Board.

As of the date of this Report, there were (a) 3,364,286 shares of Common Stock outstanding held of record by approximately 1,300 persons, (b) outstanding options to purchase an aggregate of 12,500 shares of Common Stock not part of the Company's 1993 Incentive Stock Option Plan (the "1993 Plan"),
(c) outstanding $8.50 Warrants to purchase an aggregate of 1,511,429 shares of Common Stock, (d) outstanding $0.01 Series D Warrants to purchase an aggregate of 2,051,912 shares of Common Stock issued in connection with the March 1996 financing, (e) outstanding $11.55 Warrants to purchase an aggregate of 151,143 shares of Common Stock, (f) outstanding $13.50 Warrants to purchase an aggregate of 151,143 shares of Common Stock, (g) outstanding $1.50 Series B Warrants to purchase an aggregate of 3,200,000 shares of Common Stock issued in connection with the restructuring of certain long-term debt, (h) outstanding $1.00 Series A Warrants to purchase an aggregate of 960,000 shares of Common Stock issued in connection with the sale of certain debt instruments, (i) outstanding $.5938 Warrants to purchase an aggregate of 250,000 shares of Common Stock issued in connection with the acquisition of Tottenham & Co. (see Item 1. "Description of Business - Narrative Description of Business - Acquisition Agreements"), (j) outstanding $.50 warrants to purchase an aggregate of 220,760 shares of Common Stock issued in connection with the 1997 Promissory Note (See Item 6 -"Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources"), (k) outstanding $.01 warrants to purchase an aggregate of 104,225 shares of Common Stock issued in connection with the debt financing to fund the Bishkek Casino transaction and (l) outstanding $0.01 Series C and Series E Warrants to purchase an aggregate of 7,441,826 shares of Common Stock issued in connection with the March 1998 Private Placement. (See Item 6. "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources").

The Company has not declared or paid any cash dividends on its Common Stock since its inception and does not intend to pay any dividends for the foreseeable future.

Except for the 320,000 shares of Common Stock issued in exchange for the cancellation of the Tottenham Notes (See Item 1 "Description of Business - Narrative Description of Business - Acquisition Agreements"), there were no securities sold by the Company during the period covered by this Report.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

This Form 10-KSB contains certain forward-looking statements. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will", "expect," "believe," "anticipates," "estimates," or "intends" or comparable terminology are intended to identify certain forward-looking statements in this and other sections of the Form 10-KSB These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, including those set forth in the section below entitled "Important Factors to Consider."

The following discussion and analysis relates to the financial condition and results of operation of the Company for the two years ended December 31, 1998.

This information should be read in conjunction with the Company's Consolidated Financial Statements and notes appearing elsewhere herein. All amounts in the following discussions have been rounded to the nearest thousand except where indicated.

FISCAL YEAR ENDED DECEMBER 31, 1998 COMPARED TO FISCAL YEAR ENDED
DECEMBER 31, 1997

RESULTS OF OPERATIONS


                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                                 --------------------------------
                                                                  1998                     1997
                                                                  ----                     ----
                                                          (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

Revenue                                                       $   15,079                $    6,901

Pre-Tax Income/(Loss)                                            (10,538)                       80

Net Income/(Loss)                                                (10,729)                       80

Earnings/(Loss) per common share - Basic                      $    (3.52)               $     0.03

Earnings/(Loss) per common share, - Diluted                   $    (3.52)               $     0.02

Weighted Average Common Shares Outstanding
   --  Basic                                                   3,044,286                 3,044,286
   --  Diluted                                                 3,044,286                 3,830,986


REVENUES

The Company's net revenues are derived from the net win (defined as those amounts remaining with the Company after payment of winnings and state gaming taxes) from the operations in the Czech Republic, Spain, the Gold Coin, Bishkek and the Toledo Palace. At the Woodlands, the Company derives additional revenues primarily from the sale of fuel, convenience store items and supplies. The following table lists the revenue by operation:

           TWG REVENUES FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                              (DOLLARS IN MILLIONS)


                                                                          INCREASE/(DECREASE)
                                                                          -------------------
                                            1998             1997           $            %
                                            ----             ----         ----          ----

Gold Coin                                   $ 3.7            $3.8         $(.1)          (3%)
Toledo Palace                                  .5              .3           .2           67%
Czech Republic (1)                            5.5                          5.5          N/M
Spain (2)                                     3.5                          3.5          N/M
Woodlands                                     1.9             2.8           .9          (32%)
                                            -----            ----         ----          ---

                                            $15.1            $6.9         $8.2          119%
                                            -----            ----         ----          ---
                                            -----            ----         ----          ---


----------------------
(1) The Czech Republic casinos were acquired on March 31, 1998.

(2) The Spanish casino, CDZ, was acquired on April 17, 1998.



COST OF REVENUES

Cost of revenues, consist of the direct costs of operating the Czech Republic, Spain, the Gold Coin, Bishkek and the Toledo Palace, primarily in the areas of labor, security, and general office expenses, and the cost of revenue, at the Woodlands is shown in the following table:

       TWG COST OF REVENUES FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                              (DOLLARS IN MILLIONS)


                                                                          INCREASE/(DECREASE)
                                            1998             1997           $            %
                                            ----             ----         ----          ----

Gold Coin                                  $  .9             $ .9
Toledo Palace                                 .4               .2          .2            100%
Czech Republic                               4.6                          4.6            N/M
Spain                                        2.8                          2.8            N/M
Woodlands                                    1.6              2.4         (.8)           (33%)
                                           -----             ----        ----           ----
                                           $10.3             $3.5        $6.8            194%


Virtually all of the increase in cost of revenues is a result of the operations in the Czech Republic and Spain, costs the Company did not incur in the comparable period in 1997.

EXPENSES

Selling, general and administrative expenses were $4.4 million in 1998 representing a 96% increase over 1997. This increase is primarily attributable to such costs incurred with the operation of the Czech Republic and Spanish casinos, a cost the Company did not incur in 1997.

Depreciation and amortization increased from $.3 million in 1997 to $2.8 million in 1998 due primarily to the amortization of acquired assets during 1998. (See
Item 1. "Description of Business"). Interest expense for the year ended
December 31, 1998 was $3.1 million compared to $.8 million for the year ended December 31, 1997. The increase is due primarily to interest charges of approximately $2.1 million in connection with the $17 million March 1998 Private Placement.

In addition, the Company after reviewing the carrying amounts of long-lived assets recorded an asset impairment charge of $4.2 million during the quarter ended as of December 31, 1998. (See Item 1. "Description of Business - General Development of Business").

EARNINGS/(LOSS)

The Company incurred a net loss of approximately $10.7 million for the year ended December 31, 1998 as compared to net earnings of $.1 million in the year ended December 31, 1997. The loss was primarily attributed to increases in interest expense of $2.3 million, asset impairment charge of $4.2 million and the write-off of the Company's investments in the Boxer Casino ($.3 million) and the Bishkek Casino ($.3 million) and Chrysolith receivables of $.2 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital, defined as current assets minus current liabilities, decreased $2.4 million to a deficit of $3.3 million for the year ended December 31, 1998 from a working capital deficit at December 31, 1997 of $.9 million. As described below, the Company used the proceeds of certain short-term and long-term financings to acquire and capitalize Resorts (See -
Item 1. "Description of Business") and to repay interest-bearing debt. The net proceeds of the financings, offset by the investments and debt repayments, resulted in an increase of $1.8 million in cash and equivalents to a balance of $2.0 million at December 31, 1998.

On October 29, 1997, the Company and Value Partners, executed a loan which was amended on December 19, 1997, under which TWG had the ability to borrow up to $2,538,000 (the "First Amended Loan Agreement"). As of December 31, 1998, the Company had borrowed $1,538,000 under this loan, including the Bishkek Note described below, of which $1,288,000 was repaid on March 31, 1998 from the proceeds of the Private Placement (as described below).

On March 19, 1998, the Company and Value Partners executed a Lender's Waiver and Option Agreement (the "Waiver") under which the Company borrowed $250,000 (the "Bishkek Note") to fund the Bishkek Casino transaction. In February 1999, the Company repaid the principal and accrued interest on the Bishkek Note in full, and it was cancelled.

On March 31, 1998, the Company, with the assistance of Libra, acting as placement agent, borrowed $17.0 million from fourteen investors in a Private Placement. The loan is represented by the Senior Notes issued pursuant to the Indentures by and among TWG, TWGI, TFC and USTCT, as the case may be. The Indentures were amended on October 29, 1998 in connection with the restructuring of the Company's ownership of Resorts as a result of the change in Czech gaming law which restricted foreign ownership of Czech casinos. The Amended Indentures, however, did not alter the underlying basis of the Senior Notes. The Senior Notes require mandatory prepayments based upon excess cash flow generated by TWGI from the operation of the Czech casinos acquired in the Resorts acquisition and bear interest at the rate of 12% per annum. The proceeds of the Senior Notes were used to pay the net acquisition costs of, and improvements to, Resorts totaling $12.6 million, to repay the First Amended Loan Agreement in the amount of $1.3 million, to cover costs and expenses of $1.4 million relating to the Private Placement and to provide working capital of $1.7 million. Interest payments under the terms of the Senior Notes were paid when due on September 17, 1998 and March 17, 1999. The Company was and is current on its payments under the Senior Notes.

On May 19, 1998, the Company and Value Partners executed a Loan Agreement (the Value Partners Loan) under which the Company borrowed $1,000,000 at 12% interest per annum to fund the purchase of the stock of the Casino de Zaragoza (see -"Plan of Operations"), which was payable in full on September 15, 1998 monthly. The interest rate automatically increased to 17% on September 15, 1998 which has been accrued monthly by the Company since that date.

The Company was in technical default of, and has not timely paid the Value Partners Loan which was due on September 15, 1998 and is currently negotiating an extension of such loan. On July 30, 1999, the Company received from Value Partners a waiver of such default and a waiver of the cross defaults on the Amended Indentures by the majority in interest of the holders of the Senior Notes. Value Partners also granted an extension of this loan until January 1, 2000, with the understanding that the Company and Value Partners will work in good faith to renegotiate the loan terms prior to August 31, 1999. There can be no assurance that the terms of the Loan Agreement can be renegotiated at terms favorable to the Company. If Value Partners chose to do so, a declaration of default would result in a default on all of the Company's other debt instruments and have a material adverse effect on the Company's financial condition and results of operation.

The Company has, from time to time, been in technical default of the Amended Indentures and has relied upon the forbearance and waivers from a majority interest of the holders of the Senior Notes. Value Partners represents a majority in interest of the holders of the Senior Notes. The Company has borrowed other amounts from Value Partners from time to time (some of which have been in technical default for which forbearance or waivers have been granted) and may seek to borrow additional funds or obtain equity investments from Value Partners in the future. At December 31, 1998, Value Partners owned 51% of the Company's long term debt and owned warrants to acquire 66.5% of the Company's issued and outstanding shares of Common Stock.

In accordance with Spanish law, in order for a casino company to remain solvent it must have a minimum capitalization of approximately $1.8 million and such recapitalization requires the approval of both the CDZ's Board of Directors (received on July 21, 1998) and the Council of Ministers in Spain (which is pending). The owner of the remaining 10% of CDZ declined to participate in the recapitalization and under Spanish law that 10% interest will be diluted to zero once the recapitalization is approved by the Council of Ministers, bringing the total TWG ownership to 100%. The recapitalization may be used to finance operating losses, for refurbishments and/or equipment purchases. The Company estimates that approximately $4.0 million (including $1.8 million for the recapitalization) will be required by the fourth quarter of 1999 to meet the minimum capital requirements and to move the casino and equipment, assuming permission is received from the DGA for such move by September 1, 1999.

In addition, the amendment to the gaming law in the Czech Republic demands that each casino license holder must increase its license bond by approximately $320,000 to approximately $640,000, before December 31, 1999. The Company currently is attempting to raise approximately $6.0 million for CDZ and the Czech Republic (the "Capital Raise") from Value Partners and/or other private investors.

PLAN OF OPERATIONS

TWG management will continue to develop marketing and operational strategies designed to increase attendance and revenues at its existing locations in the Czech Republic and Spain. The Company has acquired land close to the German border near Ceska Kubice, at Folmava, Czech Republic and is planning to build a casino to replace the existing facility. Management believes that the new location would be more accessible to its main target market in Germany and will result in improved attendance and play. TWG also plans to transfer excess slot machines from Ceska Kubice and Rozvadov to its new location in Znojmo, thereby decreasing its necessary investment. Pre-opening advertisements are planned for both Znojmo and CDZ and gala grand openings are scheduled for each location.

The Company will aggressively pursue its case against the Voter Mandate to the U.S. Supreme Court. (See Item 3. "Legal Proceedings").

YEAR 2000 CONVERSION

The Company does not believe that the Year 2000 conversion as it relates to computer applications that perform data intensive calculations beyond December 31, 1999 will have a material adverse effect on the Company's operations.

To date the Company has not incurred significant expense to obtain Y2K compliance since it is primarily reliant on third party vendors for its computer output and processing including accounting software, payroll processing, banking and slot machine accounting and controls. The Company has received assurances from these third party vendors that these vendors have demonstrated Year 2000 ("Y2K") compliance and that they have taken the necessary steps for their systems to function properly.

There can be no assurance that potential systems interruptions or unanticipated additional expense incurred to obtain Y2K compliance would not have a material adverse effect on the Company's business or financial condition.

IMPORTANT FACTORS TO CONSIDER

ACCUMULATED DEFICIT; OPERATING LOSSES; GOING CONCERN

On December 31, 1998, the Company had an accumulated deficit of approximately $23.9 million and a working capital deficit of approximately $3.3 million. For the year ended December 31, 1998, the Company incurred a net loss of approximately $10.7 million. The ability of the Company to achieve profitability depends upon the successful operation of gaming establishments in the Czech Republic, Spain, and Bishkek and the diversification of its operations to other locations. There can be no assurance that the Company will achieve profitability as a result of these operations or otherwise. The Company's independent public accountants' have issued their report dated May 6, 1999 with an explanatory paragraph relating to the Company's ability to continue as a going concern.

TERMINATION OF LOUISIANA OPERATIONS IN 1999; NEED TO DIVERSIFY

In November 1996, residents in 35 parishes in Louisiana, including the two parishes in which the Gold Coin and the Toledo Palace are located, voted to discontinue video poker effective June 30, 1999. The Company is currently involved in litigation to overturn the voter referendum. See Item 3 - "Legal Proceedings." No assurances can be given that such litigation will be successful. At this time, the Company has operations in the Czech Republic, Spain, and Bishkek, but no U.S. gaming operations. The Company is currently seeking to develop or acquire interests in gaming operations at other locations; however, there can be no assurance that the Company will be able to develop or acquire such new operations in the future.

TAXATION OF GAMING OPERATIONS

Gaming operators are typically subject to significant taxes and fees in addition to federal and state corporate income taxes, and such taxes and fees are subject to increase to any time. Any material increase in these taxes or fees would adversely affect the results of operations of the Company. The Czech Republic currently has a number of laws related to various taxes imposed by governmental authorities. Applicable taxes, include value added tax, corporate tax, and payroll (social) taxes, together with others. In addition, laws related to these taxes have not been in force for significant periods, in contrast to more developed market economies; therefore, implementing regulations are often unclear or nonexistent. Accordingly, few precedents with regard to issues have been established. Often, differing opinions regarding legal interpretations exist both among and within government ministries and organizations, creating uncertainties and areas of conflict. Tax declarations, together with other legal compliance areas (for example, customs and currency control matters) are subject to review and investigation by a number of authorities, who are enabled by law to impose extremely severe fines, penalties and interest charges. These facts create tax risks in the Czech Republic substantially more significant than typically found in countries with more developed tax systems. Management believes that it has adequately provided for tax liabilities; however, the risk remains that relevant authority in the Czech Republic, and to a lesser extent as of the date of this report in Spain and Bishkek, could take differing positions with regard to interpretive issues and the effect could be significant.

DEPENDENCE UPON KEY PERSONNEL

The Company's ability to successfully implement its strategy, manage the Czech, Bishkek and Spanish casinos and maintain a competitive position will depend in a large part on the ability of Rami S. Ramadan, the Company's newly hired Chief Executive and Chief Financial Officer and Andrew Tottenham, the Company's President. Mr. Ramadan has served as Executive Vice President of Finance for the Ian Schrager Hotels and also held financial positions with the Hyatt Hotels, Euro Disney and Meridien Hotels. Mr. Tottenham is a well-known international gaming consultant and provides the Company with an extensive network of worldwide contacts in the gaming industry, as well as experience and expertise in international casino development, marketing and management. The Company may also be highly dependent upon other key employees, casino managers and consultants whom the Company may retain from time to time. Although Mr. Ramadan and Mr. Tottenham have employment agreements with the Company that continue for an additional three years, there can be no assurances that the Company will be able to continue to retain Mr. Ramadan or Mr. Tottenham or any of such other personnel.

NEED FOR ADDITIONAL FINANCING

The Company believes, although there can be no assurance, that existing cash, together with anticipated cash flows from operations, will be sufficient to satisfy its current obligations for the next twelve months. However, the Company will require additional capital for the refurbishment of the casino in Znojmo and the cost of the new CDZ casino and for growth opportunities. If such additional financing is not available, this would have a materially adverse effect on the financial condition and operations of the Company. The Company may require additional debt and/or equity financing for the acquisition of other gaming businesses when and if an opportunity to acquire such businesses arises. The Company's ability to obtain additional financing may be limited for a number of reasons, including the fact that because the Company is highly leveraged, a substantial portion of the Company's assets are subject to liens. There can be no assurance that such financing will be available on terms favorable to the Company or at all.

The Company is highly leveraged with debt, which makes the Company more vulnerable to extended economic downturns and reduces the Company's ability to respond to changing economic and industry conditions. This high leverage may adversely impact the holders of the Company's equity securities by impairing the Company's ability to obtain additional financing needed for working capital, capital expenditures, acquisitions or general corporate purposes.

INTERNATIONAL ACTIVITIES

Since July 1, 1999, the Company's operations were totally outside of the United States. Operating internationally involves additional risks relating to such things as currency exchange rates, different legal or regulatory environments, political and economic risks relating to the stability or predictability of foreign governments, differences in the manner in which different cultures do business, difficulties in staffing and managing foreign operations, differences in financial reporting, operating difficulties, different types of criminal threats and other factors. The occurrence of any of these risks, if severe enough, could have a material adverse effect on the financial condition or results of operations of the Company.

LICENSING AND REGULATION

The Company's operations are subject to regulation by each local jurisdiction in which it operates or plans to operate business, as well as federal laws and the laws of any foreign country. Each of the Company's officers, and directors, and in certain instances, persons who have more than a 5% income or profit interest in, or who exercise significant influence over the activities of, the Company may be subject to strict scrutiny and approval from the gaming commission or other regulatory body of each jurisdiction in which the Company may conduct gaming operations.

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

LIABILITY INSURANCE

The Company currently maintains and intends to maintain general liability insurance in each of that locations in which it operates. There can be no assurance that liability claims will not exceed the coverage limits of such policies or that such insurance will continue to be available on commercially reasonable terms or at all. There can be no assurance that such insurance will be adequate to cover unanticipated liabilities.

NO DIVIDENDS

The Company has not paid any dividends to date on its Common Stock, and does not expect to declare or pay any dividends in the foreseeable future. The Company intends to retain future earnings, if any are generated, for investment in its business.

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

DILUTIVE EFFECT OF WARRANTS

In March 1998 in connection with the completion of the Private Placement, the Company issued warrants to purchase approximately 9.5 million shares of the Company's Common Stock. In addition, in connection with the restructuring of the Senior Bonds, in March 1998 the Company issued approximately 3.2 million warrants to purchase the Company's Common Stock. The issuance of such securities will have a dilutive effect on the Company's earnings, if any are generated, on a diluted basis. Together these warrants represented at December 31, 1998, 385% of the Company's issued and outstanding shares of Common Stock.

ITEM 7.    FINANCIAL STATEMENTS.

The following items are included in this Report:


CONSOLIDATED FINANCIAL STATEMENTS                                       PAGE
---------------------------------                                       ----

Index to Consolidated Financial Statements.........................     F-1
Independent Auditors' Report.......................................     F-2
Independent Auditors' Report.......................................     F-3
Consolidated Balance Sheet.........................................     F-4
Consolidated Statements of Operations..............................     F-5
Consolidated Statements of Change in Stockholders' Deficit.........     F-7
Consolidated Statements of Cash Flows..............................     F-8
Notes to Consolidated Financial Statements.........................     F-9

Financial Statements of Other Auditors


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Pannell Kerr Forster PC ("PKF") completed the Company's audit for the year ended December 31, 1997. In August, 1998, PKF informally indicated that it did not wish to act as the Company's independent auditor for the year ended December 31, 1998 and that it would decline to stand for reelection to audit the Company's financial statements for the year ended December 31, 1998. On February 25, 1999, PKF tendered its formal resignation to the Company without having performed an audit for the Company's year ended December 31, 1998.

During the previous two audited fiscal years, except as described below, no audit report of PKF on the financial statements of the Company contained any adverse opinion or disclaimer of opinion; nor was such a report qualified or modified as to uncertainty, audit scope, or accounting principles. However, PKF's reports for the years ended December 31, 1996 and 1997 state that the consolidated financial statements were prepared assuming that the Company would continue as a going concern. Furthermore, PKF expressed substantial doubt as to the Company's ability to continue as a going concern due to the fact that the Company, at and as of such dates, had neither established a trend of profitable operations nor sufficient cash flow and had working capital and net capital deficiencies. During the years ended December 31, 1996 and 1997 and the subsequent interim period preceding February 25, 1999, there were no disagreements between the Company and PKF.

Upon receipt of notice from PKF that it would resign and not stand for reelection as the Company's independent accountant, the Company began its search for a new independent accountant in September 1998. On February 19, 1999, the Company and Rothstein Kass & Company, P.C. ("RKC") signed a letter of engagement whereby RKC agreed to perform an audit of the Company for the year ended December 31, 1998.

Prior to the date of engagement of RKC, the Company had not consulted with RKC regarding the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Company's financial statements.

The decision to accept the engagement of RKC as the Company's independent accountant was recommended by the Audit Committee and approved by the Board of Directors of the Company.


PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table provides information as of July 26, 1999 with respect to each of the Company's directors and each Executive Officer:

NAME(1)                          AGE    POSITION IN THE COMPANY       DIRECTOR OR EXECUTIVE OFFICER SINCE:
-------                          ---    -----------------------       ------------------------------------

Stanley Kohlenberg (2)           66     Chairman and Director                        1994
Rami S. Ramadan                  49     Chief Executive Officer, CFO                 1999
Andrew Tottenham  (2)            42     President, Chief Operating Officer
                                          and Director                               1996
Julio E. Heurtematte, Jr. (3)    53     Director                                     1998
Malcolm M.B. Sterrett (3)        56     Director                                     1998


Dominick J. Valenzano, former Chief Financial Officer of the Company, resigned on July 12, 1999 to pursue other business interests.

------------------

(1) Mr. Geoffrey Baker, who was appointed to a fill a vacancy on the Board of Directors on December 22, 1998, resigned from his position on May 13, 1999.

(2) Member of the Executive Committee.

(3) Member of Audit Committee and Compensation Committee.

         STANLEY KOHLENBERG was the Chief Executive Officer and President of the Company from March 6, 1996 until his retirement on December 31, 1996. He was retained as a consultant to the Company through September 15, 1998. He was reinstated as Chief Executive Officer on September 16, 1998 and continued to serve in such capacity until July 1, 1999. He has been a director of the Company since September 1994, where he has served as Chairman since March 6, 1996. He has been a Managing Director of Tottenham & Co. since January 1991. Mr. Kohlenberg was the acting Chief Financial Officer for the start-up and opening of the Teller House Casino in Central City, Colorado in 1991. Prior to January 1991, Mr. Kohlenberg held senior executive positions in the cosmetics industry as Chief Executive Officer of Alfin Inc. (1989-1991), President of Sanofi Beauty, Inc. (1984-1989), President of CFT Marketing (1980-1984), which was acquired by Sanofi Beauty in 1984, President of Calvin Klein Cosmetics (1977-1980), and Executive Vice President of Revlon, Inc. (1974-1977).

         RAMI S. RAMADAN has served as CEO/CFO since July 12, 1999. His most recent position had been Executive Vice President of Finance for the Ian Schrager Hotels from November 1997 to July 1999. Prior to that, Mr. Ramadan held senior financial positions with Hyatt Hotels from January 1994 to November 1997, Euro Disney from October 1990 to December 1993 and Meridien Hotels from September 1975 to September 1990.

         ANDREW TOTTENHAM was appointed as President and CEO of the Company on January 1, 1997 and served in such capacities until September 1998 when he was appointed to the offices of President and Chief Operating Officer. Mr. Tottenham was a consultant to the Company from July 1996 to December 31, 1996 and has been a director of the Company since May 1996. He has been the President of Tottenham & Co., since 1988. Mr. Tottenham commenced his career in the gaming industry in 1975 and has worked for the Silhouette Club, Bally's Park Place, Connoisseur Club, and Victoria Casino. Mr. Tottenham is the son-in-law of Mr. Kohlenberg.

         JULIO E. HEURTEMATTE, Jr. Mr. Heurtematte currently is a private consultant, specializing in international projects, trade and investments and has acted in such capacity since 1989. From 1963 to 1989, Mr. Heurtematte served with the Inter-American Development Bank in several capacities, most recently as its Deputy Manager for Project Analysis.

         MALCOLM M. B. STERRETT. Mr. Sterrett is a private investor. From 1989 to 1993, he was a partner at the law firm of Pepper Hamilton & Scheetz, Washington, D.C. From 1988 to 1989, he served as General Counsel to the U.S. Department of Health and Human Services and from 1982 to 1988 he was a Commissioner on the U.S. Interstate Commercial Commission. Prior thereto, he was Vice President and General Counsel to the United States Railway Association and served as Staff Director and Counsel to the U.S. Senate Committee on Commerce, Science and Transportation.

INFORMATION ABOUT THE BOARD AND ITS COMMITTEES

         The business and affairs of the Company are managed by the Company's Board of Directors. Meetings of the Board are held quarterly and on an as-needed basis. The Board has established a number of committees, described below, which meet on an as-required basis during the year. The Board held six meetings during the Company's fiscal year ended December 31, 1998. All of the directors of the Company attended 75% or more of the aggregate number of meetings of the Board and the aggregate number of meetings of committees of the Board during the year ended December 31, 1998.

         The Board of Directors has established the following committees:

         AUDIT COMMITTEE. The Audit Committee reviews and approves internal accounting controls, internal audit operations and activities, the Company's annual report and audited financial statements, the selection of the Company's independent auditors, the activities and recommendations of the Company's independent auditors, material changes in the Company's accounting procedures, the Company's policies regarding conflicts of interest and such other matters as may be delegated by the Board. The Audit Committee, composed of Messrs. Heurtematte and Sterrett, both non-employee directors, met once in 1998.

         EXECUTIVE COMMITTEE. The Executive Committee recommends a list of potential director nominees to the Board of the Company, develops guidelines for corporate structuring and Board-related issues and acts as an oversight committee. Although the Executive Committee will consider nominees recommended by the Company's shareholders, it has neither actively solicited nominations nor established any procedures for this purpose. The Executive Committee, composed of Messrs. Kohlenberg and Tottenham, met three times during 1998.

          COMPENSATION COMMITTEE. The Compensation Committee sets the compensation for executive officers of the Company and sets the terms of grants of awards under the Company's 1993 Incentive Stock Option Plan (the "1993 Plan"), the Company's 1998 Stock Option Plan (the "1998 Plan"), and any other equity-based compensation plans adopted by the Company. The Compensation Committee, composed of Messrs. Heurtematte and Sterrett, met four times during 1998.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company's officers, directors and persons who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with SEC and the National Association of Securities Dealers, Inc. by certain dates. The Company believes that in the fiscal year ended December 31, 1998, these filing requirements were not satisfied by its directors and executive officers. For the year ended December 31, 1998, Geoffrey Baker, Julio Heurtematte, Malcolm Sterrett, Maureen Weppler, Stanley Kohlenberg, Dominick Valenzano and Andrew Tottenham each were late once in reporting one transaction each of which were subsequently filed. In making the foregoing statements, the Company has relied on representations of its directors and executive officers and copies of the reports that they have filed with the SEC. The Company knows of no person who owns 10% or more of the Company's Common Stock.

ITEM 10.  EXECUTIVE COMPENSATION.

Summary of Cash and Certain Other Compensation

          The following table sets forth the cash and non-cash compensation paid or earned during the fiscal years ending December 31, 1998, 1997 and 1996 by the Chief Executive Officer(s) and Chief Financial Officer of the Company (the "Named Officers") during those periods.

                           SUMMARY COMPENSATION TABLE

                                                                                                       LONG TERM COMPENSATION

                                                                       OTHER ANNUAL        STOCK            ALL OTHER
                                   YEAR       SALARY        BONUS      COMPENSATION       OPTIONS(4)      COMPENSATION (5)

Andrew Tottenham
President and Chief Executive      1998      $180,000                                        25,000          $9,000
Officer (1)                        1997       150,000      $60,000                          100,000           8,600

Stanley Kohlenberg                 1998        43,750                                        25,000          42,500
Former President and Chief         1997                                                                      60,000
Executive Officer (2)              1996       125,000       37,500                          100,000

Dominick J. Valenzano              1998       120,000                                        25,000           6,500
Former Chief Financial             1997        90,000       30,000                           50,000           6,360
Officer (6)                        1996        90,000       18,000                           50,000           6,360


---------------------

(1) Mr. Tottenham was elected President and Chief Executive Officer of the Company as of January 1, 1997 and became President and Chief
        Operating Officer on September 16, 1998.

(2) Mr. Kohlenberg served as President and Chief Executive Officer of the Company from March 6, 1996 to December 31, 1996 and again from September 16, 1998 to June 30, 1999, the date of his resignation. Under the terms of a severance agreement dated May 23, 1999, Mr. Kohlenberg will receive six months salary and will participate in the Company's health plan for that period.

(3)     Bonus amounts shown were earned with respect to each year indicated.

(4) Amounts shown represent the number of qualified stock options granted each year. All such options listed are exercisable; all of the options, at December 31, 1998, were issued at the fair market value of one share of the Company's Common Stock on the date of grant.

(5) The amounts shown represent the cost of a leased automobile provided to Mr. Tottenham and Mr. Valenzano by the Company for each year indicated and represents a consulting fee paid to Mr. Kohlenberg under the terms of a Consulting Agreement which terminated on September 15, 1998.

(6) Mr. Valenzano resigned from the Company on July 12, 1999. Under the terms of a severance agreement, executed on July 12, 1999, Mr. Valenzano will receive six months salary and will continue to participate in the Company's health plan for six months following termination.

OPTION GRANTS AND EXERCISES

        The following table summarizes certain information concerning individual grants of options during fiscal 1998 to the executive officers named in the Summary Compensation Table above and the potential realizable value of the options held by such persons at December 31, 1998.


                         OPTIONS GRANTED IN FISCAL 1998
                                INDIVIDUAL GRANTS



                                                     % OF TOTAL OPTIONS
                             SHARES OF COMMON             GRANTED TO
                             STOCK UNDERLYING              EMPLOYEES            EXERCISE OF BASE
                             OPTIONS GRANTED            IN FISCAL YEAR             PRICE ($/SH)         EXPIRATION DATE
Stanley Kohlenberg              25,000 (1)                      23.8%                    $0.30               12/30/08
Andrew Tottenham                25,000 (1)                      23.8%                     0.30               12/30/08
Dominick J. Valenzano           25,000 (1)                      23.8%                     0.30               12/30/08

----------------

(1) All of these options fully vested on the date of grant and expire ten years after the date of grant.


        No options were exercised by the executive officers named in the Summary Compensation Table during fiscal 1998.

        The following table summarizes the option values held by the executive officers named in the Summary Compensation Table as of December 31, 1998.


                  AGGREGATE OPTION EXERCISES IN FISCAL 1998 AND
                     FISCAL 1998 YEAR-END OPTION VALUE TABLE

                                                                                                     VALUE OF UNEXERCISED
                                                                                                         IN-THE-MONEY
                                                     NUMBER OF UNEXERCISED                               OPTIONS AT
                                                  OPTIONS AT DECEMBER 31, 1998                        DECEMBER 31, 1998


                            SHARES ACQUIRED        VALUE
NAME                          ON EXERCISE         REALIZED      EXERCISABLE     UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE

Stanley Kohlenberg                                                  159,000                              $
Andrew Tottenham                                                    127,000
Dominick J. Valenzano                                               145,000

DIRECTORS' COMPENSATION

Directors receive a cash fee of $2,000 for each meeting attended and all members of the Board are reimbursed for out-of-pocket expenses in connection with attending Board meetings. In 1998, the Board of Directors amended the 1993 Plan to provide each non-employee director with an automatic grant of a non-qualified option to purchase 2,000 shares of Common Stock on the date following each fiscal quarter in which the director serves. Each such option (i) has a ten-year term, (ii) has an exercise price per share equal to 100% of the fair market value of one share of Common Stock on the date of grant, and (iii) becomes fully exercisable on the date of grant.

EMPLOYMENT/SEVERANCE AGREEMENTS

RAMI S. RAMADAN. Effective July 12, 1999, the Company entered into a three year employment agreement with Mr. Ramadan pursuant to which he will serve as the Company's Chief Executive Officer and Chief Financial Officer at an annual salary of $300,000. Mr. Ramadan is eligible to participate in the 1998 Plan, Executive Compensation Plan and any present or future employee benefit plans. He also will be reimbursed for reasonable travel and out-of-pocket expenses necessarily incurred in the performance of his duties. Mr. Ramadan will also receive three separate equal annual installments of options to acquire the Company's Common Stock, each of which shall have a five year term commencing upon the date on which each installment is granted. Upon commencement of the employment agreement, Mr. Ramadan received 100,000 options exercisable at $0.50 per share; upon commencement of the second year of the employment agreement an additional 100,000 options exercisable at $0.55 per share will be granted; and upon commencement of the third year of the employment agreement the final installment of 100,000 options exercisable at $0.61 per share will be granted. Upon commencement of the second and third year of the employment agreement, the exercise price for all unexercised options granted in the preceding year will be increased to the current year's exercise price up to $0.61. In the event the employment agreement is terminated other than for cause, as defined in the agreement, within six months of the commencement date, the Company shall pay to Mr. Ramadan one year's salary in a lump sum within 30 days of the notice of termination. If the agreement is terminated other than for cause at anytime after six (6) months following commencement of the employment agreement, Mr. Ramadan will receive two years' salary.

ANDREW TOTTENHAM. Effective as of January 1, 1997, the Company entered into a five-year employment agreement with Mr. Tottenham pursuant to which he serves as the Company's President and Chief Operating Officer at an annual salary of $150,000. On April 1, 1998, Mr. Tottenham's salary was increased to $180,000.00. Mr. Tottenham will be eligible for participation in the Company's 1993 Plan, 1998 Plan, the Executive Compensation Plan, and any present or future employee benefit plans. He also will be reimbursed for reasonable travel and out-of-pocket expenses necessarily incurred in the performance of his duties. Mr. Tottenham works from the Company's offices in London, England. The Company is entitled to terminate Mr. Tottenham's employment, and its salary obligation to him, upon 30 days written notice in the event of (i) disability (assuming there is disability insurance sufficient to pay Mr. Tottenham his full salary for the remaining term of the employment agreement), (ii) conviction of a felony, or (iii) a breach of the employment agreement. If Mr. Tottenham dies during the term of the employment agreement, his estate is entitled to three months' salary at his base salary rate on the date of death. If Mr. Tottenham is terminated for any other reason, he is entitled to three months' severance pay at his base salary rate in effect on the date of such termination.

STANLEY KOHLENBERG. Effective July 12, 1999, the Company and Mr. Kohlenberg entered into a severance agreement, pursuant to which Mr. Kohlenberg resigned as Chief Executive Officer of the Company on June 30, 1999. Mr. Kohlenberg will receive severance payments equal to six (6) months salary and will continue to participate in the Company's benefit plans for six (6) months. Mr. Kohlenberg will continue to serve as Chairman of the Company's Board of Directors.

DOMINICK J. VALENZANO. The Company and Mr. Valenzano executed a severance agreement on July 12, 1999 pursuant to which Mr. Valenzano resigned as Chief Financial Officer of the Company. Mr. Valenzano will receive severance payments equal to six (6) months salary and will continue to participate in the Company's benefit plans for six (6) months.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of the Common Stock as of July 1, 1998, unless otherwise noted, (a) by each shareholder who is known by the Company to own beneficially more than 5.0% of the outstanding Common Stock, (b) by each director, (c) by each executive officer named in the Summary Compensation Table below, and by all executive officers and directors as a group. Unless otherwise noted, each of the shareholders listed in the table or included within a group listed in the table possesses sole voting and investment power with respect to the shares indicated subject to community property laws where applicable. The business address for each director and officer of the Company is One Penn Plaza, Suite 1503, New York, New York 10119.



NAME OF                                     NUMBER OF SHARES OF COMMON                  PERCENTAGE
BENEFICIAL OWNER                            STOCK BENEFICIALLY OWNED (1)                OWNERSHIP (1)

Value Partners, Ltd.                           6,677,166(2)                               66.50%

Anasazi Partners Limited
  Partnership                                    866,667(3)                               20.48%

New Generation Limited
  Partnership                                    433,333(4)                               11.41%

Credit Suisse First Boston
  Management Corporation                       2,084,545(5)                               38.26%

Fort Pitt Fund III, L.P.                         312,682(6)                                8.50%

Fundamental Investors, L.P.                      173,333(7)                                4.90%

C.P. Baker & Co., Ltd.                         2,051,912(8)                               37.88%

Libra Investments, Inc.                          354,374(9)                                9.53%

Stanley Kohlenberg                               264,000(10)                               7.28%

Andrew Tottenham                               1,205,500(11)                              26.38%

Dominick J. Valenzano                            195,000(12)                               5.48%

Julio Heurtematte                                  7,000(13)                                  *

Malcolm M.B. Sterrett                              7,000(14)                                  *

All  directors  and  executive  officers
as a group (6 persons)                         1,267,000(15)                              33.18%

---------------------------

*Less than 1%.

(1) The percentage of outstanding shares is based on 3,364,286 shares outstanding as of July 1, 1999 (the "Calculation Date"). A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the Calculation Date upon the exercise of options or warrants. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) are exercisable within 60 days from the date of the Voting Record Date have been exercised. Included are shares of Common Stock issuable upon the exercise of options or warrants to purchase the Company's Common Stock.

(2) Value Partners, Ltd. is a Texas limited partnership, whose business address is 4514 Cole Avenue, Suite 808, Dallas, Texas 75205. Includes warrants to purchase: 600,000 shares of Common Stock at an exercise price of $1.00, expiring December 31, 2005; 2,000,000 shares of Common Stock at an exercise price of $1.50 per share, expiring December 31, 2005; 3,752,181 shares of Common Stock (which includes 416,909 warrants to acquire shares purchased from Banco Santander Trust Corporation (Bahamas) Ltd. during 1998) at an exercise price of $.01 per share, expiring March 31, 2008; 220,760 shares of Common Stock at an exercise price of $.50 per share, expiring December 31, 1999; and 104,225 shares of Common Stock at an exercise price of $.01 per share expiring March 31, 2008.

(3) Anasazi Partners, Ltd. is a Massachusetts limited partnership whose business address is 120 Boylston Street, Suite 800, Boston, Massachusetts 02116. Includes warrants to purchase: 200,000 shares of Common Stock at an exercise price of $1.00 per share, expiring December 31, 2005; and 666,667 shares of Common Stock at an exercise price of $1.50 per share, expiring December 31, 2005.

(4) New Generation, Ltd. is a Massachusetts limited partnership whose business address is 225 Friend Street, Suite 801, Boston, Massachusetts 02114. Includes warrants to purchase: 100,000 shares of Common Stock at an exercise price of $1.00 per share, expiring December 31, 2005; and 333,333 shares of Common Stock at an exercise price of $1.50 per share, expiring December 31, 2005.

(5) The business address for Credit Suisse First Boston Corporation is 11 Madison Avenue, 4th Floor, New York, New York 10010. Includes warrants to purchase 2,501,454 shares of Common Stock (which includes 416,909 warrants to acquire shares purchased from Morgan Stanley & Co. during
       1998) at an exercise price of $.01 per share expiring March 31, 2008.

(6) The business address for Fort Pitt Fund III, L.P. is P.O. Box 974, Uniontown, Pennsylvania 15401. Includes warrants to purchase 312,682 shares of Common Stock at an exercise price of $.01 per share expiring March 31, 2008.

(7) The business address for Fundamental Investors, L.P. is P.O. Box 5355, Santa Barbara, CA 93150. Includes warrants to purchase 40,000 shares of Common Stock at and exercise price of $1.00 per share expiring December 31, 2005 and 133,333 shares of Common Stock at an exercise price of $1.50 per share, expiring December 31, 2005.

(8) Represents warrants to purchase 2,051,912 shares of Common Stock at an exercise price of $.01 per share, expiring June 30, 2002 and held by C.P. Baker & Co., Ltd. and certain of its affiliates. The business address for C.P. Baker & Co., Ltd. is 120 Boylston Street, Suite 800, Boston, Massachusetts 02116.

(9) Represents warrants to purchase 354,374 shares of Common Stock at an exercise price of $.01 per share, expiring March 31, 2008 and held by Libra Investments, Inc. ("Libra"), the placement agent for the Company's $17.0 million Senior Secured Notes due March 31, 2008, and certain affiliates of Libra. The business address for Libra is 11766 Wilshire Boulevard, Suite 870, Los Angeles, California 90025.

(10) Does not include 929,500 shares (187,500 of which are immediately exercisable warrants and 107,000 of which are immediately exercisable options) held by Andrew Tottenham, a son-in-law of Mr. Kohlenberg, as to which beneficial ownership is disclaimed. Includes 1,000 shares, and 25,000 shares and 1,000 shares at the end of each calendar quarter during the quarter ended March 31, 1997 through the quarter ended September 30, 1998, respectively, subject to non-qualified options granted to Mr. Kohlenberg under the 1993 Plan on May 22, 1995, on March 7, 1996 and 75,000 shares and 25,000 shares of Common Stock subject to incentive options granted to Mr. Kohlenberg on December 31, 1996 and December 31, 1998 respectively, all of which fully vested on the dates of grant.

(11) Includes 623,500 shares of Common Stock (240,000 shares were issued to Mr. Tottenham upon conversion of the Tottenham Notes on December 31,
       1998) and 1,000 shares and 1,000 shares subject to non-qualified options granted to Andrew Tottenham under the 1993 Plan on October 2, 1996 and on December 31, 1996, respectively, and 100,000 shares and 25,000 shares subject to incentive options granted to Mr. Tottenham on December 31, 1997 and December 31, 1998 respectively, all of which fully vested on the dates of grant. Also includes 187,500 shares subject to immediately exercisable warrants which were granted to Mr. Tottenham on January 1, 1997. Also includes 205,000 shares of Common Stock owned by Robin Tottenham, (80,000 shares were issued to Mrs. Tottenham upon conversion of the Tottenham Notes on December 31, 1998), the wife of Andrew Tottenham and the daughter of Mr. Kohlenberg, and 62,500 shares subject to immediately exercisable warrants that were granted to Mrs. Tottenham on January 1, 1997. Does not include shares owned by Mr. Kohlenberg, as set forth above, as to which beneficial ownership is disclaimed.

(12) Includes 20,000 shares, 50,000 shares, 50,000 shares and 25,000 shares of Common Stock subject to incentive options granted to Mr. Valenzano under the 1993 Plan on May 22, 1995, on December 31, 1996, on December 31,
       1997 and on December 31, 1998, all of which fully vested on the dates of grant.

(13) Includes 1,000 shares of Common Stock subject to non-qualified options granted to Mr. Heurtematte under the 1998 Plan at the end of each calendar quarter ended March 31, 1998 through December 31, 1998 and 2,000 shares granted at the end of each calendar quarter ended March 31, 1999 and June 30, 1999, respectively, all of which fully vested on the dates of grant.

(14) Includes 1,000 shares of Common Stock subject to non-qualified options granted to Mr. Sterrett under the 1998 Plan at the end of each calendar quarter ended March 31, 1998 through December 31, 1998 and 2,000 shares granted at the end of each calendar quarter ended March 31, 1999 and June 30, 1999, respectively, all of which fully vested on the dates of grant.

(15)   See Notes (10), (11), (12), (13) and (14), above.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

TOTTENHAM & CO. On January 1, 1997, the Company completed the acquisition of Tottenham & Co. which was founded in 1988 by Andrew Tottenham, the Company's President and Chief Operating Officer and is engaged in providing consulting services to gaming companies worldwide. The consideration paid for Tottenham & Co. by the Company included 500,000 shares of the Company's Common Stock, and warrants to purchase 250,000 shares at an exercise price of $.5938, the bid price of the Company's Common Stock on the date of the acquisition as reported by the Nasdaq SmallCap Market System. In addition, the Company issued two promissory notes in the aggregate principal amount of $200,000 bearing interest at the rate of 10% per annum and payable on January 1, 2002 (the "Tottenham Notes"). On December 31, 1998, the Company and Andrew Tottenham converted the Tottenham Notes and accrued interest totaling $240,000 into 320,000 shares of the Company's Common Stock. All of the Common Stock, as well as the Common Stock underlying the warrants, carries certain "piggyback" registration rights.

CHRYSOLITH OPERATING AGREEMENT. The Company is a member under, and party to, the Amended and Restated Regulations and Operating Agreement of Chrysolith, dated as of December 22, 1994 (the "Chrysolith Operating Agreement") and amended in December, 1996. The Chrysolith Operating Agreement sets forth the rights and obligations of the original members, all of whom are individuals (the "Original Members"), and the Company. Under this agreement, Chrysolith operated, serviced and maintained the VLTs at the Gold Coin and Toledo Palace and the Company provided management, financial and consulting services. The Chrysolith Operating Agreement will continue pending the decision of the U.S. Supreme Court regarding the Company's appeal of the termination of the operations at the Gold Coin and Toledo Palace.

MONARCH ACQUISITION. In April 1994, the Company acquired for $49,000 a 49% ownership interest in Monarch Casinos ("Monarch"), a Louisiana-licensed video gaming device operator which was founded in December 1993. In June and August 1994, the Company loaned Monarch an aggregate of $55,000 for working capital to manage the operations of the Woodlands under an agreement between Monarch and the previous owner of the Woodlands. All of such loans were payable on demand, bore interest at the rate of 10% and were evidenced by promissory notes executed by Monarch. In October 1994, the Company credited Monarch $25,000 against prior advances, among other things, in consideration for the assignment by Monarch to the Company of an option to purchase the Woodlands. Although it was originally intended that Monarch would own, operate and maintain the VLTs at both the Toledo Palace and the Gold Coin, the Company believed that Chrysolith was better suited to operate the video poker parlors and thus entered into the Chrysolith Agreement (See Item 1, "Narrative Description of Business - The Company's Facilities -Louisiana - Chrysolith Operating Agreement"). In March 1996, the Company learned that as of June 30, 1995, Monarch had not renewed its operator's license as required by the State of Louisiana, and as such, was no longer a licensed video poker operator in the State. Pursuant to the management agreements between Monarch and the Company, such a failure to renew or other termination of the operator's license created a default under the agreements and the agreements were terminated by the Company on March 14, 1996. On or about November 6, 1997 Monarch and Michael Edwards, President of Monarch, filed suit against the Company alleging, among other things, breach of contract. The lawsuit was settled in May 1999 for a cash payment by the Company of $100,000 and both parties released the other of any and all further obligations. See Item 3 -"Legal Proceedings".

On October 29, 1997, the Company and Value Partners, executed a loan which was amended on December 19, 1997, under which TWG had the ability to borrow up to $2,538,000 (the "First Amended Loan Agreement"). As of December 31, 1998, the Company had borrowed $1,538,000 under this loan, including the Bishkek Note described below, of which $1,288,000 was repaid on March 31, 1998 from the proceeds of the Private Placement.

On March 19, 1998, the Company and Value Partners executed a Lender's Waiver and Option Agreement (the "Waiver") under which the Company borrowed $250,000 (the "Bishkek Note") to fund the Bishkek Casino transaction. In February 1999, the Company repaid the principal and accrued interest on the Bishkek Note in full, and it was cancelled.

On March 31, 1998, the Company, with the assistance of Libra, acting as placement agent, borrowed $17.0 million from fourteen investors in a Private Placement. The loan is represented by the Senior Notes issued pursuant to indentures by and among TWG, TWGI, TFC and USTCT, as the case may be. The indentures were amended on October 29, 1998 in connection with the restructuring of the Company's ownership of Resorts as a result of the change in Czech gaming law which restricted foreign ownership of Czech casinos. The Amended Indentures, however, did not alter the underlying basis of the Senior Notes. The Senior Notes require mandatory prepayments based upon excess cash flow generated by TWGI from the operation of the Czech casinos acquired in the Resorts acquisition and bear interest at the rate of 12% per annum. The proceeds of the Senior Notes were used to pay the net acquisition costs of, and improvements to, Resorts totaling $12.6 million, to repay the First Amended Loan Agreement in the amount of $1.3 million, to cover costs and expenses of $1.4 million relating to the Private Placement and to provide working capital of $1.7 million. Interest payments under the terms of the Senior Notes were paid when due on September 17, 1998 and March 17, 1999. The Company was and is current on its payments under the Senior Notes.

On May 19, 1998, the Company and Value Partners executed a Loan Agreement (the "Loan Agreement") under which the Company borrowed $1,000,000 at 12% interest per annum to fund the purchase of the stock of the Casino de Zaragoza (see
- "Plan of Operations"), which was payable in full on September 15,1998. The interest rate automatically increased to 17% on September 15, 1998 which has been accrued monthly by the Company since that date.

The Company was in technical default of, and has not timely paid the Value Partners Loan which was due on September 15, 1998 and is currently negotiating an extension of such loan. On July 30, 1999, the Company received from Value Partners a waiver of such default and a waiver of the cross defaults on the Amended Indentures by the majority in interest of the holders of the Senior Notes. Value Partners also granted an extension of this loan until January 1, 2000, with the understanding that the Company and Value Partners will work in good faith to renegotiate the loan terms prior to August 31, 1999. There can be no assurance that the terms of the Value Partners Loan Agreement can be renegotiated at terms favorable to the Company. If Value Partners chose to do so, a declaration of default would result in a default on all of the Company's other debt instruments and have a material adverse effect on the Company's financial condition and results of operation.

The Company has, from time to time, been in technical default of the Amended Indentures and has relied upon the forbearance and waivers from a majority interest of the holders of the Senior Notes. Value Partners represents a majority in interest of the holders of the Senior Notes. The Company has borrowed other amounts from Value Partners from time to time (some of which have been in technical default for which forbearance or waivers have been granted) and may seek to borrow additional funds or obtain equity investments from Value Partners in the future. At December 31, 1998, Value Partners owned 51% of the Company's long term debt and owned warrants which, upon exercise, would result in Value Partner's beneficial ownership of Common Stock equaling 66.5% of the Company's issued and outstanding shares of Common Stock.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) EXHIBITS

     Reference is made to the Exhibit Index hereinafter contained. A copy of any exhibits listed or referred to herein will be furnished at a reasonable cost to any person who was a shareholder of the Company as of August 2, 1999, upon written request from any such person. Requests should be sent to: Rami S. Ramadan, Chief Executive Officer, Trans World Gaming Corp., One Penn Plaza, Suite 1503, New York, New York 10119-0002.

     (b) REPORTS ON FORM 8-K

     During the last quarter of the year ended December 31, 1998, the Company filed a Periodic Report on Form 8-K with the SEC on December 22, 1998. This Periodic Report related to the resignation of Dominick J. Valenzano from the Company's Board of Directors and the appointment of Geoffrey B. Baker as Mr. Valenzano's replacement. The Report also discussed the election of Stanley Kohlenberg to the position of Chief Executive Officer and the election of Andrew Tottenham to the position of Chief Operating Officer. Subsequently Mr. Baker resigned from the Board.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the Issuer has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            TRANS WORLD GAMING CORP.
                            (registrant)


Dated:   July 30, 1999      By:  /s/  Rami S. Ramadan
                                 ----------------------------------------------
                                 Chief Executive Officer/Chief Financial Officer
                                 (Principal Executive and Financial Officer)




Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below the following persons on behalf of the Issuer on July 30, 1999 in the capacities indicated.


                               Signature and Title
                               -------------------
                               /s/ Andrew Tottenham
                               --------------------
                               Andrew Tottenham
                               President and Director

                               /s/ Stanley Kohlenberg
                               ----------------------
                               Stanley Kohlenberg
                               Chairman and Director

                               /s/ Malcolm M.B. Sterrett
                               -------------------------
                               Director

                               /s/ Julio E. Heurtematte, Jr.
                               -----------------------------
                               Director

TRANS WORLD GAMING CORP.
EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED DECEMBER 31, 1997


Item No.       Item                                                      Method of Filing
--------       ----                                                      ----------------
2              Deed of Sale of Shares Authenticated by Mr. Jose          Incorporated by reference to Exhibit 2 contained in
               Maria Badia Gasco, Notary of Zaragoza, dated April        the Form 8-K/A filed on July 2, 1998 (File No.
               17, 1998                                                  0-25244)

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

4.3            Form of Warrant Agreement                                 Incorporated by reference to Exhibit 4.3 contained
                                                                         in the registration statement on Form SB-2 (File No.
                                                                         33-85446-A).

4.4            Confidential Private Placement Memorandum dated           Incorporated  by reference to Exhibit 4.4 contained
               June 17, 1996                                             in Form 10-KSB for the fiscal year ended December
                                                                         31, 1996. (File No. 0-25244)

4.5            Supplement No. 1 dated January 14, 1997 to                Incorporated by reference to Exhibit 4.5 contained
               Confidential Private Placement Memorandum dated           in Form 10-KSB for the fiscal year ended December
               June 17, 1996                                             31, 1996. (File No. 0-25244)

4.6            Indenture dated as of November 1, 1996 between the        Incorporated  by reference  to Exhibit 4.6 contained
               Company and Trans World Gaming of Louisiana, Inc.,        in Form 10-KSB for the fiscal year ended December
               as Issuer, and U.S. Trust Company of Texas, N.A.,         31, 1996. (File No. 0-25244)
               as Trustee

4.7            Form of 12% Secured Convertible Senior Bond due           Incorporated by reference to Exhibit 4.7 contained
               June 30, 1999                                             in Form  10-KSB for the fiscal year ended December
                                                                         31, 1996. (File No. 0-25244)

4.8            Form of Warrant to Purchase Common Stock Dated July       Incorporated by reference to Exhibit 4.8 contained
               1, 1996                                                   in Form 10-KSB for the fiscal year ended December
                                                                         31, 1996. (File No. 0-25244)

4.9            Form of Warrant for Purchase of Shares of Common          Incorporated by reference to Exhibit 4.9 contained
               Stock dated January 1, 1997                               in Form 10-KSB for the fiscal year ended December
                                                                         31, 1996. (File No. 0-25244)

4.10           Form of Non-Negotiable Promissory Note dated              Incorporated by reference to Exhibit 4.10 contained
               January 1, 1997                                           in Form 10-KSB for the fiscal year ended December
                                                                         31, 1996. (File No. 0-25244)

4.11           First Amended Senior Secured Promissory Note dated        Incorporated by reference to Exhibit 4.11 contained
               December 19, 1997                                         in Form 10-KSB for the fiscal year ended December
                                                                         31, 1997 filed on March 30, 1998. (File No. 0-25244)

4.12           Form of Warrant for Purchase of Shares of Common          Incorporated by reference to Exhibit 4.12 contained
               Stock dated January 15, 1998                              in Form 10-KSB for the fiscal year ended December
                                                                         31, 1997 filed on March 30, 1998. (File No. 0-25244)

4.13           Lenders Waiver and Option Agreement dated March 9,        Incorporated by reference to Exhibit 4.13 contained
               1998                                                      in Form 10-KSB for the fiscal year ended December
                                                                         31, 1997 filed on March 30, 1998. (File No. 0-25244)

4.14           Indenture dated March 31, 1998 among the Company,         Incorporated  by reference to Exhibit 4(I) contained
               TWG International U.S. Corporation, TWG Finance           in the Form 8-K filed on April 14, 1998 (File No.
               Corp. and U.S. Trust Company of Texas, N.A.               0-25244)

4.15           Series C Warrant to Purchase Common Stock dated           Incorporated by reference to Exhibit 4(II) contained
               March 31, 1998                                            in the Form 8-K filed on April 14, 1998 (File No.
                                                                         0-25244)

4.16           Indenture dated March 31, 1998 between TWG                Incorporated by reference to Exhibit 4(III)
               International U.S. Corporation and U.S. Trust             contained in the Form 8-K filed on April 14, 1998
               Company of Texas, N.A.                                    (File No. 0-25244)

4.17           Consent to Amend Indenture, Bonds and Warrants            Incorporated by reference to Exhibit 4(IV) contained
               dated March 25, 1998 by and between the Company,          in the Form 8-K filed on April 14, 1998 (File No.
               Trans World Gaming of Louisiana  Inc., U.S. Trust         0-25244)
               Company of Texas, N.A., and certain individuals

4.18           First Amended Indenture dated March 31, 1998 among        Incorporated  by reference to Exhibit 4(V) contained
               the Company, TWGLa and U.S. Trust Company of Texas,       in the Form 8-K filed on April 14, 1998 (File No.
               N.A.                                                      0-25244)

4.19           Series A Warrant to Purchase Common Stock dated           Incorporated  by reference to Exhibit 4(VI) contained
               March 31, 1998                                            in the Form 8-K filed on April 14, 1998 (File No.
                                                                         0-25244)

4.20           Series B Warrant to Purchase Common Stock dated           Incorporated by reference to Exhibit 4(VII)
               March 31, 1998                                            contained in the Form 8-K filed on April 14, 1998
                                                                         (File No. 0-25244)

4.21           Agreement to Amend Warrants dated March 31, 1998          Incorporated by reference to Exhibit 4(VIII)
               among the Company and the named Holders                   contained in the Form 8-K filed on April 14, 1998
                                                                         (File No. 0-25244)


4.22           Series D Warrant to Purchase Common Stock dated           Incorporated  by reference to Exhibit 4(IX) contained
               March 31, 1998                                            in the Form 8-K filed on April 14, 1998 (File No.
                                                                         0-25244)


10.1           Agreement for Exchange of Shares dated July 12, 1994,     Incorporated by reference to Exhibit 10.1 contained in the
               between the Company and the shareholders of Lee Young     registration statement on Form SB-2 (File No. 33-85446-A).
               Enterprises, Inc.

10.2           Asset Purchase Agreement dated as of September 21,        Incorporated by reference to Exhibit 10.2 contained in the
               1994, between the Company and Prime Properties, Inc.      registration statement on Form SB-2 (File No. 33-85446-A).

10.3           Agreement of Sale dated as of September 21, 1994,         Incorporated by reference to Exhibit 10.3 contained in the
               between the Company and Prime Properties, Inc.            registration statement on Form SB-2 (File No. 33-85446-A).

10.4           Form of Lease between Prime Properties, Inc. and          Incorporated by reference to Exhibit 10.4 contained in the
               the Company.                                              registration statement on Form SB-2 (File No. 33-85446-A).



10.5           Agreement dated September 21, 1994, among Chrysolith,   Incorporated by reference to Exhibit 10.5 contained in the
               LLC, Prime Properties, Inc., Monarch Casinos, Inc. of   registration statement on Form SB-2 (File No. 33-85446-A).
               Louisiana, ("Monarch") and the Company.

10.6           Asset Purchase Agreement dated September 21, 1994,      Incorporated  by reference to Exhibit 10.6 contained in the
               between Chrysolith L.L.C. and Monarch                   registration statement on Form SB-2 (File No. 33-85446-A).

10.7           Lease (with option) dated May 10, 1994 among Lula       Incorporated by reference to Exhibit 10.7 contained in the
               Miller, Inc., Charles A. Jones III and Kelly McCoy      registration statement on Form SB-2 (File No. 33-85446-A).
               Jones, as Lessor, and Monarch, as Lessee.

10.8           Offer to Purchase dated October 4, 1994, among Trans    Incorporated by reference to Exhibit 10.8 contained in the
               World Gaming of Louisiana, Inc., Monarch, Lula          registration statement on Form SB-2 (File No. 33-85446-A).
               Miller, Inc., Charles A. Jones III and Kelly  McCoy
               Jones.

10.9           Memorandum of Agreement dated March 18, 1994, between   Incorporated by reference to Exhibit 10.9 contained in the
               the Company and Yves Gouhier and Camille Costard to     registration statement on Form SB-2 (File No. 33-85446-A).
               acquire shares of Casino Cherbourg S.A., as amended
               (English translation, except amendment is in French.

10.10          Shareholder Agreement dated April 7, 1994, between     Incorporated  by reference to Exhibit 10.10 contained in the
               the Company and Michael A. Edwards, as the             registration statement on Form SB-2 (File No. 33-85446-A).
               shareholders of Monarch

10.11          Employment Agreement dated March 6, 1996 between       Incorporated by reference to Exhibit 10.11 contained in the
               the Company and Stanley Kohlenberg                     Form 10-KSB for the fiscal year ended December 31, 1995
                                                                      (File No. 0-25244).


10.12          Employment Agreement between the Company and           Incorporated by reference to Exhibit 10.12 contained
               Dominick J. Valenzano                                  in the registration statement on Form SB-2 (File No.
                                                                      33-85446-A).

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

10.16          Collateral Mortgage relating to the Woodlands          Incorporated by reference to Exhibit 10.16 contained
               Travel Plaza.                                          in the registration statement on Form SB-2 (File No.
                                                                      33-85446-A).

10.17          Operating Agreement dated as of December 22, 1994      Incorporated by reference to Exhibit 10.17 contained
               between the Company and Chrysolith relating to the     in the Form 10-KSB for the fiscal year ended
               Gold Coin.                                             December 31, 1994 (File No. 0-25244).

10.18          Note in principal amount $75,000 payable by Monarch    Incorporated by reference to Exhibit 10.18 contained
               (and assumed by the Company).                          in the Form 10-KSB for the fiscal year ended
                                                                      December 31, 1994 (File No. 0-25244).

10.19          Lease Agreement dated May 1, 1993 between National     Incorporated by reference to Exhibit 10.19 contained
               Auto/Truck Stops, Inc. and Prime Properties with       in the Form 10-KSB for the fiscal year ended
               respect to the 76 Plaza                                December 31, 1995 (File No. 0-25244).

10.20          Agreement and General Release dated as of March 6,     Incorporated by reference to Exhibit 10.20 contained
               1996 between the Company and R. K. Merkey.             in the Form 10-KSB for the fiscal year ended
                                                                      December 31, 1995 (File No. 0-25244).

10.21          Forbearance Agreement dated January 19, 1996           Incorporated by reference to Exhibit 10.21 contained
               between the Company and Chrysolith                     in the Form 10-KSB for the fiscal year ended
                                                                      December 31, 1995 (File No. 0-25244).

10.22          Letter Agreement dated January 30, 1996 between the    Incorporated by reference to Exhibit 10.22 contained
               Company and Chrysolith regarding forbearance           in the Form 10-KSB for the fiscal year ended
               payments                                               December 31, 1995 (File No. 0-25244).

10.23          Consulting Agreement dated January 1, 1997 between     Incorporated by reference to Exhibit 10.23 contains
               the Company and Stanley Kohlenberg                     in Form 10-KSB for the fiscal year ended December
                                                                      31, 1996 (File No. 0-25244).

10.24          Employment Agreement dated December 26, 1996           Incorporated by reference to Exhibit 10.24 contains
               between the Company and Andrew Tottenham               in Form 10-KSB for the fiscal year ended December
                                                                      31, 1996 (File No. 0-25244).


10.25          Employment Agreement date February 1, 1997 between     Incorporated by reference to Exhibit 10.25 contains
               the Company and Christopher Moore                      in Form 10-KSB for the fiscal year ended December
                                                                      31, 1996 (File No. 0-25244).

10.26          Cancellation Agreement dated as of October 3, 1996     Incorporated by reference to Exhibit 10.26 contained
               between the Company and Mid-City Associates            in the Form 10-KSB for the fiscal year ended
                                                                      December 31, 1996 (File No. 0-25244).

10.27          Agreement of Lease dated as of October 2, 1996         Incorporated by reference to Exhibit 10.27 contained
               between the Company and Mid-City Associates            in the Form 10-KSB for the fiscal year ended
                                                                      December 31, 1996 (File No. 0-25244).

10.28          Stock Purchase Agreement dated as of January  1,       Incorporated by reference to Exhibit 10.28 contained
               1997 among the Company, Andrew Tottenham and Robin     in the Form 10-KSB for the fiscal year ended
               Tottenham                                              December 31, 1996 (File No. 0-25244).

10.29          Employment Agreement dated April 15, 1997 between      Incorporated by reference to Exhibit 10.29 contained
               Company and James Hardman                              in Form 10-KSB for the fiscal year ended December
                                                                      31, 1997 filed on March 30, 1998. (File No. 0-25244)

10.30          Stock Purchase Agreement dated as of January  20,      Incorporated by reference to Exhibit 10.30 contained
               1998 between the Company and 21st Century Resorts      in Form 10-KSB for the fiscal year ended December
                                                                      31, 1997 filed on March 31, 1998. (File No. 0-25244)

10.31          Form of the Subscription Agreement for the Private     Incorporated by reference to Exhibit 10.31 contained
               Placement                                              in Form 10-KSB for the fiscal year ended December
                                                                      31, 1997 filed on March 31, 1998. (File No. 0-5244)

10.32          Escrow Agreement dated March 17, 1998 among the        Incorporated by reference to Exhibit 10.32 contained
               Company, TWG Finance Corp., TWG International U.S.     in Form 10-KSB for the fiscal year ended December
               Corporation as Issuer and U.S. Trust Company of        31, 1997 filed on March 30, 1998. (File No. 0-25244)
               Texas, N.A., as Trustee

10.33          Consulting Agreement between Chrysolith, L.L.C.        Incorporated by reference to Exhibit 10 contained in
               and Lee Young dated January 1, 1997                    the Form 10-QSB for the quarter ended June 30, 1996
                                                                      filed on August 14, 1996 (File No. 0-25244)

10.34          Purchase Agreement dated as of April 15, 1997 among       Incorporated by reference to Exhibit 10.34 contained
               the Company, James R. Hardman, Jr. and Multiple           in the Form 10-Q for the quarter ended March 31,
               Application Tracking System                               1997, filed on May 9, 1997 (File No. 0-25244)


10.35          License Agreement dated as of April 15, 1997              Incorporated by reference to Exhibit 10.35 contained
               between the Company and James R. Hardman, Jr.             in the Form 10-Q for the quarter ended March 31,
                                                                         1997, filed on May 9, 1997 (File No. 0-25244)

10.36          Loan Agreement dated June 11, 1997 between the            Incorporated by reference to Exhibit 10.36 contained
               Company and Value Partners                                in the Form 8-K filed on June 17, 1997 (File No.
                                                                         0-25244)

10.37          $350,000 Senior Promissory Note dated June 11, 1997       Incorporated by reference to Exhibit 10.37 contained
                                                                         in the Form 8-K filed on June 17, 1997 (File No.
                                                                         0-25244)

10.38          Joint Activity Agreement dated March 31, 1997             Incorporated  by reference to Exhibit 10.38 contained
               between Mr. Mahmud  Avdiyev and  Tottenham & Co.,         in the Form 8-K filed on June 17, 1997 (File No.
               d/b/a ART marketing Ltd.                                  0-25244)


10.39          Loan Agreement dated October 27, 1997, between            Incorporated by reference to Exhibit 10.39 contained
               Value Partners, and the Company                           in the Form 10-QSB for the quarter ended September
                                                                         30, 1997, filed on November 12, 1997 (File No.
                                                                         0-25244)

10.40          $262,500 Senior Promissory Note dated October 27,         Incorporated by reference to Exhibit 10.40 contained
               1997                                                      in the Form 10-QSB for the quarter ended September
                                                                         30, 1997, filed on November 12, 1997 (File No.
                                                                         0-25244)

10.41          Warrant to Purchase Common Stock dated November 27,       Incorporated by reference to Exhibit 10.41 contained
               1997                                                      in the Form 10-QSB for the quarter ended September
                                                                         30, 1997, filed on November 12, 1997 (File No.
                                                                         0-25244)

10.42          Employment Agreement between the Company and Rami         Incorporated by reference to Exhibit 10.42 contained
               S. Ramadan dated July 12, 1999                            in the Form 8-K filed on July 13, 1999 (File No.
                                                                         0-25244)

10.43          Severance Agreement between the Company and Stanley       Incorporated by reference to Exhibit 10.43 contained
               Kohlenberg dated May 23, 1999                             in the Form 8-K filed on July 13, 1999 (File No.
                                                                         0-25244)

10.44          Severance Agreement among the Company, Trans World        Incorporated by reference to Exhibit 10.44 contained
               Gaming of Louisiana, TWG International U.S.               in the Form 8-K filed on July 13, 1999 (File No.
               Corporation and TWG Finance Corp. and Dominick J.         0-25244)
               Valenzano dated July 12, 1999

10.46          Form of Lease Agreement between London Investments        Filed herewith (File No. 0-25244).
               s.r.o. and the Company

16.1           Letter from Bederson & Co. (the Company's  former         Incorporated by reference to Exhibit 16.1 contained
               independent public accountants) relating to a             in the Form 10-KSB for the fiscal year ended
               change of accountants                                     December 31, 1995 (File No. 0-25244).

16.2           Letter from Pannell, Kerr, Forster, PC (the               Incorporated by reference to Exhibit 16.2 contained
               Company's former independent public accountants)          in the Form 8K filed February 25, 1999.
               relating to a change of accountants

21.0           Subsidiaries                                              Filed herewith (File No. 0-25244).

27.1           Financial Data Schedule                                   Filed herewith (File No. 0-25244).


                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES




                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





                                                                                            PAGE



     Independent Auditors' Report                                                            F-2

     Independent Auditors' Report                                                            F-3

     Consolidated Balance Sheet                                                              F-4

     Consolidated Statements of Operations and Comprehensive Income (Loss)                   F-5

     Consolidated Statements of Stockholders' Deficit                                        F-6

     Consolidated Statements of Cash Flows                                                 F-7-8

     Notes to Consolidated Financial Statements                                           F-9-28




                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Trans World Gaming Corp.


We have audited the accompanying consolidated balance sheet of Trans World Gaming Corp. and Subsidiaries as of December 31, 1998, and the related consolidated statements of operations and comprehensive income (loss), stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of a wholly-owned subsidiary, which statements reflect total assets of approximately $949,000 as of December 31, 1998, and total revenues of approximately $3,481,000 for the year then ended. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the wholly-owned subsidiary, is based solely on the report of the other auditors. The consolidated financial statements of Trans World Gaming Corp. and Subsidiaries for the year ended December 31, 1997 were audited by other auditors whose report dated February 25, 1998, expressed an unqualified opinion on those statements with explanatory paragraphs relating to the Company's ability to continue as a going concern and the Company's discontinuation of its video poker operations.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our report and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trans World Gaming Corp. and Subsidiaries as of December 31, 1998, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered significant losses from operations and has a working capital deficit and a stockholders' deficit at December 31, 1998. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                               /s/  Rothstein, Kass & Company, P.C.


Roseland, New Jersey
May 6, 1999, except for Note 1 which is as of June 30, 1999 and Notes 5, 6 and
 15 which are as of July 30, 1999

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Trans World Gaming Corp.


We have audited the accompanying consolidated statements of operations and comprehensive income (loss), stockholders' deficit and cash flows of Trans World Gaming Corp. and Subsidiaries for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Trans World Gaming Corp. and Subsidiaries for the year ended December 31, 1997 in conformity with generally accepted accounting principles.

The voters in the parishes in Louisiana where the Company's video poker operations are located voted to eliminate video poker. As a result, the Company must cease its video poker operations on June 30, 1999. In addition, due to legal proceedings, the continuous usage of the gaming license for one of the established video poker operations is uncertain. In an effort to diversify their revenue stream from video poker operations, the Company has acquired certain businesses and entered into consulting agreements.

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


                               /s/  Pannell Kerr Forster PC


New York, New York
February 25, 1998

                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                December 31, 1998
                    (in thousands, except for per share data)


                                     ASSETS


CURRENT ASSETS:

 Cash                                                                                 $           1,955
 Accounts receivable, less allowance for doubtful accounts of $1,304                                263
 Prepaid expenses and other current assets                                                          830
                                                                                      ------------------
   TOTAL CURRENT ASSETS                                                                           3,048
                                                                                      ------------------
PROPERTY AND EQUIPMENT, net                                                                       4,002
                                                                                      ------------------
OTHER ASSETS:

 Goodwill and other intangible assets, less accumulated
  amortization of $2,030                                                                         12,591
 Investment in affiliate                                                                             75
 Deposits and other assets                                                                          846
                                                                                      ------------------
                                                                                                 13,512
                                                                                      ------------------
                                                                                      $          20,562
                                                                                      ------------------
                                                                                      ------------------




                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

 Short-term debt                                                                      $           1,056
 Accounts payable                                                                                 1,868
 Accrued expenses and other current liabilities                                                   3,403
                                                                                      ------------------
   TOTAL CURRENT LIABILITIES                                                                      6,327
                                                                                      ------------------
LONG-TERM LIABILITIES:

 Long-term debt                                                                                  17,838
 Other long-term liabilities                                                                      5,800
                                                                                      ------------------
                                                                                                 23,638
                                                                                      ------------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
 Preferred stock, $.001 par value, 2,000 shares authorized,
     none issued
 Common stock $.001 par value, 50,000 shares authorized,
     3,364 shares issued and outstanding                                                              3
 Additional paid-in capital                                                                       9,136
 Stock warrants outstanding                                                                       5,237
 Accumulated other comprehensive income                                                             112
 Accumulated deficit                                                                            (23,891)
                                                                                      ------------------

   TOTAL STOCKHOLDERS' DEFICIT                                                                   (9,403)
                                                                                      ------------------

                                                                                      $          20,562
                                                                                      ------------------
                                                                                      ------------------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                     Years Ended December 31, 1998 and 1997
                    (in thousands, except for per share data)




                                                                                1998                  1997
                                                                         ------------------    ------------------

REVENUES                                                                 $          15,079     $           6,901
                                                                         ------------------    ------------------
COSTS AND EXPENSES:

 Cost of revenues                                                                   10,337                 3,484
 Depreciation and amortization                                                       2,770                   344
 Selling, general and administrative                                                 4,389                 2,237
 Provision for impairment                                                            4,192
 Write-offs                                                                            763
                                                                         ------------------    ------------------
                                                                                    22,451                 6,065
                                                                         ------------------    ------------------
INCOME (LOSS) FROM OPERATIONS                                                       (7,372)                  836
                                                                         ------------------    ------------------
OTHER INCOME (EXPENSE):

 Interest income                                                                        85
 Interest expense                                                                   (3,103)                 (756)
 Foreign exchange gain                                                                 148
 Other                                                                                (296)
                                                                         ------------------    ------------------
                                                                                    (3,166)                 (756)
                                                                         ------------------    ------------------

INCOME (LOSS) BEFORE INCOME TAXES                                                  (10,538)                   80

INCOME TAXES, foreign                                                                  191
                                                                         ------------------    ------------------

NET INCOME (LOSS)                                                        $         (10,729)    $              80
                                                                         ------------------    ------------------
                                                                         ------------------    ------------------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
 Basic                                                                               3,044                 3,044
                                                                         ------------------    ------------------
                                                                         ------------------    ------------------
 Diluted                                                                             3,044                 3,831
                                                                         ------------------    ------------------
                                                                         ------------------    ------------------
EARNINGS (LOSS) PER COMMON SHARE
 Basic                                                                   $           (3.52)    $            0.03
                                                                         ------------------    ------------------
                                                                         ------------------    ------------------
 Diluted                                                                 $           (3.52)    $            0.02
                                                                         ------------------    ------------------
                                                                         ------------------    ------------------

COMPREHENSIVE INCOME (LOSS)

NET INCOME (LOSS)                                                        $         (10,729)    $              80

OTHER COMPREHENSIVE INCOME, foreign currency
  translation adjustment                                                               112
                                                                         ------------------    ------------------

COMPREHENSIVE INCOME (LOSS)                                              $         (10,617)    $              80
                                                                         ------------------    ------------------
                                                                         ------------------    ------------------


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                     Years Ended December 31, 1998 and 1997
                    (in thousands, except for per share data)




                                                Preferred Stock                    Common Stock                 Additional
                                         -------------------------------  --------------------------------       Paid-in
                                             Shares          Amount           Shares           Amount            Capital
                                         ---------------  --------------  ----------------  --------------  -------------------

BALANCES, January 1, 1997                                 $                         2,544   $           2   $            8,600


ISSUANCE OF COMMON STOCK IN                                                           500               1                  296
 CONNECTION WITH ACQUISITION

NET INCOME
                                         ---------------  --------------  ----------------  --------------  -------------------

BALANCES, December 31, 1997                                                         3,044               3                8,896

ISSUANCE OF STOCK WARRANTS

ISSUANCE OF COMMON STOCK
  IN SETTLEMENT OF NOTES PAYABLE AND
  ACCRUED INTEREST                                                                    320                                  240

FOREIGN CURRENCY TRANSLATION ADJUSTMENT

NET LOSS
                                         ---------------  --------------  ----------------  --------------  -------------------

BALANCES, December 31, 1998                               $                         3,364   $           3   $            9,136
                                         ---------------  --------------  ----------------  --------------  -------------------
                                         ---------------  --------------  ----------------  --------------  -------------------







                                                                      Accumulated
                                                 Stock                   Other                                     Total
                                                Warrants             Comprehensive          Accumulated        Stockholders'
                                               Outstanding               Income               Deficit             Deficit
                                         -----------------------    -----------------    ------------------  -------------------

BALANCES, January 1, 1997                $                  537     $                    $        (13,242)   $           (4,103)


ISSUANCE OF COMMON STOCK IN                                                                                                 297
 CONNECTION WITH ACQUISITION

NET INCOME                                                                                              80                   80
                                         -----------------------    -----------------    ------------------  -------------------

BALANCES, December 31, 1997                                 537                                    (13,162)              (3,726)

ISSUANCE OF STOCK WARRANTS                                4,700                                                           4,700

ISSUANCE OF COMMON STOCK
  IN SETTLEMENT OF NOTES PAYABLE AND                                                                                        240
  ACCRUED INTEREST

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                          112                                        112

NET LOSS                                                                                           (10,729)            ( 10,729)
                                         -----------------------    -----------------    ------------------  -------------------


BALANCES, December 31, 1998              $                5,237     $            112     $         (23,891)  $           (9,403)


                                         -----------------------    -----------------    ------------------  -------------------
                                         -----------------------    -----------------    ------------------  -------------------



           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 1998 and 1997
                    (in thousands, except for per share data)



                                                                            1998                  1997
                                                                     ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                   $         (10,729)     $             80
 Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
  Provision for allowance for doubtful accounts                                    295                    32
  Depreciation and amortization                                                  2,770                   344
  Noncash interest                                                                 610                    51
  Provision for impairment                                                       4,192
  Write-offs                                                                       763
  Other                                                                              8                    20
      Increase (decrease) in cash attributable to changes
        in assets and liabilities
      Accounts and other receivables                                                84                   (57)
      Prepaid expenses and other current assets                                   (399)                   27
      Other assets                                                                (612)                 (315)
      Accounts payable, accrued expenses and other current
        liabilities                                                              1,682                   324
                                                                     ------------------    ------------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
                                                                                (1,336)                  506
                                                                     ------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisitions of Resorts and CDZ, net of cash acquired
  of $697 in 1998                                                              (12,754)                 (363)
 Purchases of property and equipment                                            (1,476)                   (8)
                                                                     ------------------    ------------------

NET CASH USED IN INVESTING ACTIVITIES                                          (14,230)                 (371)
                                                                     ------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Debt issuance costs                                                                                     (35)
 Proceeds from short-term debt                                                   1,250                   350
 Payments of short-term debt                                                      (194)                 (350)
 Proceeds from long-term debt                                                   17,525                   763
 Payments of long-term debt                                                     (1,312)               (1,154)
                                                                     ------------------    ------------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                             17,269                  (426)
                                                                     ------------------    ------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                             54
                                                                     ------------------    ------------------

NET INCREASE (DECREASE) IN CASH                                                  1,757                  (291)

CASH
 Beginning of year                                                                 198                   489
                                                                     ------------------    ------------------

 End of year                                                         $           1,955     $             198
                                                                     ------------------    ------------------
                                                                     ------------------    ------------------



           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (CONTINUED) Years Ended December 31,
                                  1998 and 1997
                    (in thousands, except for per share data)



                                                                           1998                  1997
                                                                    ------------------    ------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
  Interest                                                          $           1,706     $             678
                                                                    ------------------    ------------------
                                                                    ------------------    ------------------

  Income taxes, foreign                                             $             346     $               -
                                                                    ------------------    ------------------
                                                                    ------------------    ------------------
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:

  Common stock issued in settlement of notes payable
   and accrued interest                                             $             240     $               -
                                                                    ------------------    ------------------
                                                                    ------------------    ------------------

  Issuance of stock warrants with debt                              $           4,700     $               -
                                                                    ------------------    ------------------
                                                                    ------------------    ------------------

  Goodwill aquired through issuance of notes payable                $               -     $             378
                                                                    ------------------    ------------------
                                                                    ------------------    ------------------

  Goodwill aquired through issuance of common stock                 $               -     $             297
                                                                    ------------------    ------------------
                                                                    ------------------    ------------------


See accompanying notes to consolidated financial statements

                   TRANS WORLD GAMING CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUANDS, EXCEPT FOR PER SHARE DATA)

NOTE 1 -      NATURE OF BUSINESS AND GOING CONCERN CONSIDERATION

              OVERVIEW

              Trans World Gaming Corp. and Subsidiaries (the "Company"), a Nevada corporation, is primarily engaged in the gaming business in the United States, the Czech Republic and Spain. Its U.S. gaming operations ceased as of June 30, 1999.

              GAMING OPERATIONS - UNITED STATES

              Until March 1998, the Company's only gaming operations were two video poker parlors ("Gold Coin" and "Toledo Palace") situated at truck stops in Louisiana. Gold Coin was acquired during 1994 and Toledo Palace commenced operations in October 1995. The Company's video poker operations in Louisiana are managed by Chrysolith, LLC ("Chrysolith"), a Louisiana-licensed video gaming operator in which the Company owns 49% of its Class B membership units.

              As a result of parish (county) votes to eliminate video poker in the parishes in Louisiana where the Company's video poker operations are located, the Company ceased its video poker operations on July 1, 1999. The Company, together with other companies operating video poker parlors in the affected parishes, continues to challenge the votes through the courts. The viability of such challenge is uncertain.

              GAMING OPERATIONS - CZECH REPUBLIC

              In March 1998, the Company acquired a company operating two casinos in the western Czech Republic close to the border of the German State of Bavaria (SEE NOTE 3). The largest casino, located in Ceska Kubice, had twelve table games and twenty-two slot machines. It was expanded shortly after acquisition to its current capacity of fifteen table games and one hundred slot machines. The smaller casino, located in Rozvadov, had seven table games. Eighty-seven slot machines were added shortly after acquisition.

              A third casino is under construction in the southern Czech Republic close to the border of Austria. The third casino, located in Znojmo, is anticipated to be completed in late 1999.

              GAMING OPERATIONS - SPAIN

              In April 1998, the Company acquired a company that owns the license to operate the only casino in the Spanish province of Aragon (SEE NOTE 3). The casino, with nine table games and twenty-four slot machines, is currently situated 25 miles outside of Zaragoza. The Company has reached an understanding with an agency of the provincial government, the Diputacion General de Aragon ("DGA"), to allow the casino to move to the center of Zaragoza, subject to the issuance of a decree. An administrative order effectuating this understanding is anticipated in the latter half of 1999.

                   TRANS WORLD GAMING CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUANDS, EXCEPT FOR PER SHARE DATA)

NOTE 1 -      NATURE OF BUSINESS AND GOING CONCERN CONSIDERATION (CONTINUED)

              OTHER

              Tottenham & Co. ("Tottenham"), an international gaming consultory and wholly-owned subsidiary of the Company, provides clients in the United States and abroad with assistance in corporate strategy development, mergers and acquisitions, feasibility studies, operational reviews and casino development.

              In March 1997, Tottenham signed a twenty-year consulting agreement with the owner and operator of Boxer Casino located in Gyandja, Azerbaijan Republic (a former member of the Soviet Union). In January 1998, Tottenham entered into a twenty-year management agreement with Jockey Club Casinos LLC for the management and operation of a casino in Bishkek, Kyrgyz Republic (a former member of the Soviet Union) (SEE NOTE 10).

              GOING CONCERN CONSIDERATION

              The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered significant losses from operations and has a working capital deficit of $3,279 and a stockholders' deficit of $9,403 as of December 31, 1998. Furthermore, the Company is highly leveraged with debt (SEE NOTES 5 AND 6), which makes the Company more vulnerable to extended economic downturns and reduces the Company's ability to respond to changing economic and industry conditions. This high leverage may adversely impact the holders of the Company's debt and equity securities by impairing the Company's ability to obtain additional financing needed for working capital, capital expenditures, or general corporate purposes. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's plans include the growth of its existing business through marketing campaigns; certain personnel changes; and the raising of an additional $6,000 to fund the Company's Znojmo casino construction and the Company's Spanish casino's move to the center of Zaragoza.

NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

              CASH - Cash consists of cash in banks and on hand. The Company maintains its bank accounts at several financial institutions which, at times, may exceed Federal Deposit Insurance
              Corporation ("FDIC") insured limits. In addition, the Company's foreign deposits, aggregating $1,310 at December 31, 1998, are not insured by the FDIC. The Company has not incurred any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

              PROPERTY AND EQUIPMENT - Property and equipment is stated at cost less accumulated depreciation and amortization. The Company provides for depreciation and amortization using the straight-line method over the following estimated useful lives:


                                                                  ESTIMATED
                                                                   USEFUL
                                              ASSETS                LIFE
                                                                  ---------
              Building and improvements                             45   years
              Gaming equipment                                    4-12   years
              Furniture, fixtures and other equipment              3-8   years


                   TRANS WORLD GAMING CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUANDS, EXCEPT FOR PER SHARE DATA)

NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

              INVENTORIES - Inventories, which primarily consist of food and beverages at the casinos and truck stop fuel and retail store items, are stated at the lower of cost or market, with cost being determined on the first-in, first-out (FIFO) method.

              PRE-OPENING AND DEVELOPMENT COSTS - Pre-opening and development costs incurred in connection with the pursuit and development of new gaming projects in various jurisdictions are expensed as incurred.

              GOODWILL - Goodwill, which represents the excess of cost of acquired companies over the fair value of their net assets at dates of acquisition, is being amortized on a straight-line basis over 7 years.

              The carrying value of goodwill is periodically reviewed by the Company based upon the expected future undiscounted operating cash flows of the related business (SEE NOTE 10).

              FOREIGN CURRENCY TRANSLATION - For foreign subsidiaries whose functional currency is the local foreign currency, balance sheet accounts are translated at exchange rates in effect at the end of the year and statement of operations accounts and cash flows are translated at average exchange rates for the year. Resulting translation adjustments are included in accumulated other comprehensive income.

              EARNINGS (LOSS) PER COMMON SHARE - Earnings (loss) per common share is based on the weighted average number of common shares outstanding.

              The Company complies with Statement of Financial Accounting Standards ("SFAS") 128, "Earnings Per Share", which requires dual presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

              INCOME TAXES - The Company complies with SFAS 109, "Accounting for Income Taxes", which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

              CASINO REVENUE - Casino revenue is the net win from gaming activities, which is the difference between gaming wagers less the amount paid out to patrons.

              PROMOTIONAL ALLOWANCES - Promotional allowances primarily consist of food and beverages furnished gratuitously to customers. For the year ended December 31, 1998, revenues do not include the retail amount of food and beverage of $246 provided gratuitously to customers. The cost of these items of $123 is included in cost of revenues.

              FAIR VALUE OF FINANCIAL INSTRUMENTS - The fair values of the Company's assets and liabilities which qualify as financial instruments under SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," approximate their carrying amounts presented in the consolidated balance sheet at December 31, 1998.

                   TRANS WORLD GAMING CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUANDS, EXCEPT FOR PER SHARE DATA)

NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

              USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

              IMPAIRMENT OF LONG-LIVED ASSETS - The Company periodically reviews the carrying value of its long-lived assets in relation to historical results, as well as management's best estimate of future trends, events and overall business climate. If such reviews indicate that the carrying value of such assets may not be recoverable, the Company would then estimate the future cash flows (undiscounted and without interest charges). If such future cash flows are insufficient to recover the carrying amount of the assets, then impairment is triggered and the carrying value of any impaired assets would then be reduced to fair value.

              PRESENTATION - Prior year amounts have been rounded (IN THOUSANDS, EXCEPT FOR PER SHARE DATA) and certain prior year amounts have been reclassified to conform to the 1998 presentation.

              INVESTMENT CARRIED AT EQUITY - The Company's investment in Chrysolith is being accounted for under the equity method of accounting. Accordingly, the investment is recorded at cost and adjusted for the Company's proportionate share of undistributed earnings or losses (SEE NOTE 14).

              DEBT ISSUANCE COSTS - Cost incurred in connection with the Company's debt financing have been deferred and are being amortized on a straight-line basis over the term of the related debt. Amortization of debt issuance costs amounted to $279 and $275 for the years ended December 31, 1998 and 1997, respectively.


NOTE 3 -      BUSINESS COMBINATIONS

              YEAR ENDED DECEMBER 31, 1998

              On March 31, 1998, the Company acquired substantially all of the voting and non-voting interests of 21st Century Resorts a.s. ("Resorts"), a Czech Republic joint stock company, Resorts' subsidiaries and certain assets of companies affiliated with Resorts in a business combination accounted for as a purchase. Resorts, through its subsidiaries, operates two casinos in the Czech Republic and owns land where a third casino is under development. The results of operations of Resorts are included in the accompanying consolidated financial statements since the date of acquisition. The total cost of the acquisition of $12,356 (including acquisition costs of $1,584) was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the total cost over the fair value of the net assets acquired (goodwill), $10,537 is being amortized on the straight-line basis over seven years.

              On April 17, 1998, the Company acquired 90% of the shares of Casino de Zaragoza, S.A. ("CDZ") in a business combination accounted for as a purchase. The results of operations of CDZ are included in the accompanying consolidated financial statements since the date of acquisition. The total cost of the acquisition of $1,458 (including acquisition costs of $678) was allocated to the assets acquired and liabilities assumed based on their estimated fair values. Goodwill of $7,367 is being amortized on the straight-line basis over seven years.

                   TRANS WORLD GAMING CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUANDS, EXCEPT FOR PER SHARE DATA)

NOTE 3 -      BUSINESS COMBINATIONS (CONTINUED)

              During the fourth quarter of 1998, the Company adjusted the carrying amount of goodwill as it relates to the Resorts and CDZ acquisitions by $2,500 and $1,500, respectively (SEE NOTE 10).

              The following summarized unaudited pro forma information assumes the 1998 acquisitions had occurred on January 1, 1997.


                                                    YEAR ENDED       YEAR ENDED
                                                   DECEMBER 31,     DECEMBER 31,
                                                      1998             1997
                                                   ----------       ----------
Revenues                                           $   17,598       $   15,889
                                                   ----------       ----------
                                                   ----------       ----------
Net loss                                           $  (11,743)      $   (3,840)
                                                   ----------       ----------
                                                   ----------       ----------

Loss per common share, basic and diluted            $   (3.86)       $   (1.26)
                                                   ----------       ----------
                                                   ----------       ----------

              The summarized unaudited consolidated pro forma results are not necessarily indicative of results which actually would have occurred if the acquisitions had been in effect for the years presented. Further, the summarized unaudited consolidated pro forma results are not intended to be a projection of future results and do not reflect any integration costs, cost savings resulting from synergistic opportunities or the results of operations of other businesses acquired or disposed of in 1998 and 1997.

              The above amounts reflect adjustments primarily for interest on notes payable and amortization of goodwill.

              YEAR ENDED DECEMBER 31, 1997

              In January 1997, the Company acquired Tottenham, a United Kingdom corporation, in a business combination accounted for as a purchase. The results of operations of Tottenham are included in the accompanying consolidated financial statements since the date of acquisition. The total cost of $497, paid for by the issuance of 500 shares of the Company's common stock and the delivery of 10% unsecured promissory notes in the aggregate principal amount of $200, was allocated entirely to goodwill. In December 1998, the 10% unsecured promissory notes were converted to shares of the Company's common stock (SEE NOTE 9).

              In April 1997, the Company acquired Multiple Application Tracking Systems, Inc. of Colorado ("MATS") in a business combination accounted for as a purchase. The results of operations of MATS are included in the accompanying consolidated financial statements since the date of acquisition. The total cost of $250 was paid for by the delivery of a non-interest bearing unsecured note in the aggregate principal amount of $235 and cash of $15. The Company allocated the entire purchase price, net of a $57 note discount, to goodwill. In February 1999, MATS was sold to its former owner (SEE NOTE 15).

              Had the 1997 acquisitions occurred on January 1, 1997, the revenues, net income and earnings per common share for the year ended December 31, 1997 would not have been materially affected.

                   TRANS WORLD GAMING CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUANDS, EXCEPT FOR PER SHARE DATA)

NOTE 4 -      PROPERTY AND EQUIPMENT

              At December 31, 1998, property and equipment consists of the following:


Land                                                               $    801

Building and improvements                                               716

Gaming equipment                                                      1,333

Furniture, fixtures and other equipment                               1,166

Construction in progress                                                421
                                                                  ---------
                                                                      4,437

Less accumulated depreciation and amortization                          435
                                                                  ---------
                                                                  $   4,002
                                                                  ---------
                                                                  ---------


NOTE 5 -      SHORT-TERM DEBT

              At December 31, 1998, short-term debt consists of the following:


17% note payable to Value Partners, Ltd.
  ("Value Partners"), originally due September 1998
 ("17% Note")                                                     $   1,000

12% note payable to Value Partners due
  and paid in full in February 1999
                                                                         56
                                                                  ---------

                                                                  $   1,056
                                                                  ---------
                                                                  ---------



              The Company is in default of the 17% Note for nonpayment and the breach of certain covenants triggering cross-defaults with substantially all of the Company's other debt instruments. On July 30, 1999, the Company was granted an extension on the 17% Note to January 1, 2000 and received waivers on all defaults and cross-defaults under the 17% Note and the Company's other affected debt instruments (SEE NOTES 6 AND 15).

NOTE 6 -      LONG-TERM DEBT


              At December 31, 1998, long-term debt consists of the following:


12% Senior Secured Promissory Notes (a) (d)                       $  12,832

12% Secured Convertible Senior Bonds secured by
  the assets of the Louisiana properties.  Interest
  only is payable semi-annually (b) (d)                               4,800

Non-interest bearing unsecured note payable (c)                         206
                                                                  ----------
                                                                     17,838
Less current portion                                                      0
                                                                  ---------
                                                                  $  17,838
                                                                  ---------
                                                                  ---------


                   TRANS WORLD GAMING CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUANDS, EXCEPT FOR PER SHARE DATA)

NOTE 6 -      LONG-TERM DEBT (CONTINUED)

              (a) In March 1998, the Company borrowed $17,000 ($9,000 from Value
                  Partners) in a private placement ("Private Placement"). The loan is represented by 12% Senior Secured Notes ("Senior Notes") issued pursuant to indentures by and among the Company and an independent indenture trustee. The Senior Notes, which are due March 2005, require mandatory prepayments based upon excess cash flows generated from Resorts. The Senior Notes are collateralized by primarily all of Resort's gaming equipment and a majority interest in the capital stock of all of the Company's subsidiaries (except CDZ). In addition to the Senior Notes, each investor received a proportionate share of warrants to purchase 7,087 shares of the Company's common stock (SEE NOTE 12).

                  The indentures were amended in October 1998 in connection with the restructuring of the Company's ownership of Resorts as a result of a 1998 change in Czech gaming law which restricted foreign ownership of Czech casinos. The amended indentures did not alter the underlying basis of the Senior Notes.

                  Of the $17,000 principal amount of notes and warrants issued in the March 1998 Private Placement, the Company has allocated approximately $4,700 as the estimated value of the warrants issued with the notes. This amount is being amortized as additional interest expense and an increase to notes payable over the lives of the respective notes using the effective interest method until such notes are repaid or converted to equity. At December 31, 1998 approximately $532 has been amortized and the remaining balance of approximately $4,168 at December 31, 1998 is reflected as a reduction of notes payable.

              (b) As a condition to the Private Placement, the Company was required to renegotiate the terms and conditions of the 12% Secured Convertible Senior Bonds ("Senior Bonds") originally due June 30, 1999. In March 1998, the Company and the holders of the Senior Bonds agreed to amend such indebtedness as follows: (i) the principal and interest obligations will be payable only from excess cash flow generated primarily from the Louisiana operations and secondarily, from the Bishkek operations; (ii) the maturity date was extended to December 31, 2005; (iii) the ability to convert the Senior Bonds into the Company's common stock was terminated; (iv) the holders of the Senior Bonds received Series A warrants and Series B warrants (SEE NOTE 12). Value Partners hold $3,000 of the Senior Bonds. The Senior Bonds are collateralized by all of the Company's Louisiana assets.

              (c) This $235 note was discounted using an effective rate of 10%.
                  Unamortized debt discount at December 31, 1998 is $29. For the years ended December 31, 1998 and 1997, the amount of debt discount amortized to interest expense totaled $17 and $11, respectively. The note was cancelled in February 1999 (SEE
                  NOTE 15).

              (d) The Company's nonpayment of its 17% Note (SEE NOTE 5)
                  triggered cross-defaults under the Senior Notes and Senior Bonds. Furthermore, the Company was not in compliance with certain other (primarily financial reporting) covenants under the Senior Notes and Senior Bonds. On July 30, 1999, the Company received waivers on all defaults and cross-defaults under the 17% Note, Senior Notes and Senior Bonds from the holder of the majority in interest of those debt instruments (Value Partners) (SEE NOTE 15). The waivers cover actions or omissions by the Company which may constitute a default or an event of default under the debt instruments through and including January 1, 2000 (except for payment defaults under the Senior Notes and Senior Bonds).

                   TRANS WORLD GAMING CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUANDS, EXCEPT FOR PER SHARE DATA)

NOTE 7-       ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

              At December 31, 1998, accrued expenses and other current liabilities consists of the following:


Taxes payable to Spanish
  Taxing Authorities (SEE NOTE 8)                                 $   1,314
Accrued interest                                                        855

Other                                                                 1,234
                                                                  ---------

                                                                  $   3,403
                                                                  ---------
                                                                  ---------

NOTE 8-       COMMITMENTS AND CONTINGENCIES

              LEASE OBLIGATIONS - The Company is obligated under operating leases relative to its various facilities expiring through 2003.

              Future aggregate minimum annual rental payments under all of these leases are as follows:


                      1999                                        $    373
                      2000                                              36
                      2001                                              36
                      2002                                              36
                      2003                                               9
                                                                  --------
                                                                  $    490
                                                                  --------
                                                                  --------

              Rent expense under these leases amounted to $335 and $67 for the years ended December 31, 1998 and 1997, respectively.

              EMPLOYMENT AGREEMENTS - The Company has entered into employment agreements with its various executives which provide for annual compensation plus, in most cases, participation in future benefit programs and stock options plans. Future annual compensation under these employment agreements, including an agreement the Company entered into in June 1999 (SEE NOTE 15), is as follows:


                      1999                                         $    711
                      2000                                              783
                      2001                                              690
                      2002                                              173
                                                                  ---------
                                                                  $   2,357
                                                                  ---------
                                                                  ---------

                   TRANS WORLD GAMING CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUANDS, EXCEPT FOR PER SHARE DATA)

 NOTE 8-      COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS
              (CONTINUED)

              CONTINGENCIES - The Company is involved in certain legal actions that arose during the normal course of business. In the opinion of the Company's management, the resolution of these matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

              LICENSE BOND - A new amendment to the Czech Republic law will require casino companies to increase the license bond from approximately $320, currently in deposits and other assets at December 31, 1998, to approximately $640 by December 1999.

              FOREIGN ACTIVITIES - During 1998 and continuing in 1999, a substantial amount of the Company's operations are outside of the United States (SEE NOTE 13). Operating internationally involves additional risks relating to such things as currency exchange rates, different legal and regulatory environments, political and economic risks relating to the stability or predictability of foreign governments, differences in the manner in which different cultures do business, difficulties in staffing and managing foreign operations, differences in financial reporting, operating difficulties, different types of criminal threats and other factors. The occurrence of any of these risks, if severe enough, could have a material adverse effect on the financial condition, results of operations and cash flows of the Company.

              TEMPORARY RECEIVERSHIP - On January 25, 1997 (prior to the Company's acquisition of 90% of CDZ), the directors of CDZ filed an application in Court of First Instance number 11 of Zaragoza to declare CDZ in temporary receivership. Temporary receivership was granted on June 23, 1997.

              On April 17, 1998 (the date of the Company's acquisition of 90% of
              CDZ), CDZ signed a composition with creditors, most notably the DGA, the Spanish Social Security Authorities and the City Council of Alfajarin ("Spanish Taxing Authorities"-SEE NOTES 7 AND 10), which set the terms of payment to the Spanish Taxing Authorities and other creditors for debts existing as of January 25, 1997. The composition with the Spanish Taxing Authorities and other creditors resulted in a debt reduction of approximately $1,743. This reduction was accounted for as a reduction of goodwill.

              In addition, in 1998, DGA granted the Company a deferral of approximately $1,000 in taxes on all of 1997 and some of 1998 gaming winnings. Furthermore, in April 1999, the Company reached an understanding with the Spanish Social Security Authorities to defer approximately $1,440 related to all debts generated in 1997 and the first quarter of 1998.

              At December 31, 1998, taxes payable to Spanish Taxing Authorities consist of the following:


Gaming tax                                                 $   4,064
Property tax                                                     613
Social security                                                1,502
Other                                                            621
                                                           ---------
                                                               6,800

Less current portion                                           1,314
                                                           ---------

Long-term portion                                          $   5,486
                                                           ---------
                                                           ---------

                                      F-17

                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


NOTE 8-       COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS
              (CONTINUED)

              Future aggregate payments to the Spanish Taxing Authorities are due as follows (excluding interest):


       YEAR ENDING DECEMBER 31,

                 1999                                    $   1,314
                 2000                                          320
                 2001                                          410
                 2002                                          492
                 2003                                          492
              thereafter (through 2009)                      3,772
                                                         ---------

                                                         $   6,800
                                                         ---------
                                                         ---------


              TAXING JURISDICTION - The Czech Republic currently has a number of laws related to various taxes imposed by governmental authorities. Applicable taxes include value added tax, corporate tax, and payroll (social) taxes, together with others. In addition, laws related to these taxes have not been in force for significant periods, in contrast to more developed market economies; therefore, regulations are often unclear or nonexistent. Accordingly, few precedents with regard to issues have been established. Often, differing opinions regarding legal interpretations exist both among and within government ministries and organizations, thus, creating uncertainties and areas of conflict. Tax declarations, together with other legal compliance areas (as examples, customs and currency control matters) are subject to review and investigation by a number of authorities, who are enabled by law to impose extremely severe fines, penalties and interest charges. These facts create tax risks in the Czech Republic substantially more significant than typically found in countries with more developed tax systems. Management believes that it has adequately provided for tax liabilities; however, the risk remains that relevant authorities could take differing positions with regard to interpretive issues and the effect could be significant and adverse.


NOTE 9-       STOCKHOLDERS' DEFICIT

              In January 1997, in connection with its acquisition of Tottenham, the Company issued 500 shares of its common stock. In December 1998, the Company issued 320 shares of its common stock in settlement of unsecured notes payable, issued in connection with its acquisition of Tottenham, and accrued interest to its president and chief executive officer and his spouse aggregating $240.

              In March 1998, in connection with the issuance of 12% Senior Notes (SEE NOTE 6), the Company has allocated $4,700 as the estimated value of the warrants issued with the Senior Notes. Upon surrender of a warrant , the holder is entitled to purchase one share of the Company's common stock for $.01. The warrants expire on various dates through December 31, 2005.

                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

NOTE 10-      OTHER MATTERS

              RESTRICTED CASH - The Louisiana State Police regulations regarding video poker require the Company to maintain a minimum cash balance at all times in its gaming account equivalent to 15% of the previous month's net device revenues or to secure the account by a line of credit or bond. The Company meets this requirement by maintaining the required minimum balance in its gaming account. Similarly, regulations in the Czech Republic and Spain require the Company to maintain minimum cash balances. At December 31, 1998, aggregate restricted cash relative to these requirements is $576.

              PREPAID EXPENSES AND OTHER CURRENT ASSETS - Included in prepaid expenses and other current assets at December 31, 1998 is land held for sale of $225, prepaid rent of $188, prepaid licenses of $186 and other items aggregating $231.

              OTHER LONG-TERM LIABILITIES - Included in other long-term liabilities at December 31, 1998 are taxes payable to Spanish Taxing Authorities of $5,486 (see Note 8) and other items aggregating $314.

              SETTLEMENTS - In connection with various legal proceedings related to the Company's sublease agreement with Prime Properties, Inc. (the lessor of the Gold Coin facility) which includes the right to operate its gaming license, the Company negotiated settlements by and amongst the involved parties. Under the terms of the settlement, the Company would make a settlement payment of $450.

              In connection with an action brought by the former operator of its Louisiana gaming facilities, alleging the Company's breach of a management contract, the Company executed a Mutual Release and Settlement Agreement whereby the Company paid the former operator $100 in exchange for release of all claims against it.

              Settlement charges in connection with the preceding legal proceedings have been reflected in selling, general and administrative expenses in the accompanying 1998 statement of operations.

              PROVISION FOR IMPAIRMENT- Since the Company's acquisition of Resorts, the Company has experienced increased competition in its Ceska Kubice Casino and budget shortfalls in its Rozvadov casino. Furthermore, its uncompleted Znojmo casino will be significantly smaller than originally anticipated and forecasted. Similarly, since the Company's acquisition of CDZ, the Company has experienced revenue shortfalls, unexpected costs and timing delays. Furthermore, its casino, upon its move to the center of Zaragoza, is expected to be smaller than originally anticipated and forecasted. In light of these developments, in accordance with its policy on impairment of long-lived assets, the Company has adjusted the carrying amounts of its goodwill as it relates to the Resorts and CDZ acquisitions by $2,500 and $1,500, respectively, during the fourth quarter of 1998.

              In 1998, the Company has further written-down the value of its DeRidder, Louisiana land by $192 to its December 31, 1998 carrying amount of $225.

              WRITE-OFFS - During 1998, the President of the Azerbaijan Republic ordered the closure of all casinos in the Republic resulting in the write-off of the Company's unamortized investment in the Boxer Casino of approximately $295. Additionally, during 1998, in light of mounting losses and unrealistic future prospects, the Company wrote-off its investment in the Bishkek Casino of approximately $264. Other 1998 write-offs include $204 of receivables from Chrysolith.

                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

NOTE 10-      OTHER MATTERS (CONTINUED)

              WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - In 1998, diluted loss per common share is the same as basic loss per common share since the inclusion of stock options and warrants would be antidilutive. Accordingly, the 1998 weighted average common shares outstanding applicable to diluted loss per common share is the same as the 1998 weighted average common shares outstanding applicable to basic loss per common share. In 1997, weighted average common shares outstanding applicable to diluted earnings per common share is computed as follows:


Weighted average common shares outstanding, basic                  3,044

Shares applicable to dilutive securities                             787
                                                                   -----
Weighted average common shares outstanding, diluted                3,831
                                                                   -----
                                                                   -----



              Not included in the preceding computation of weighted average common shares outstanding applicable to diluted earnings per common share are 305 stock options and 2,774 warrants as their exercise prices were greater than the average market price of the common shares.

              RECAPITALIZATION - Pursuant to Spanish law, in order to maintain solvency, a Spanish entity must maintain a defined minimum capitalization. In July 1998, the Company, pending approval from the Spanish government, proposed to reduce CDZ's capital to zero and increase it to 250,000 pesetas (approximately $1,760). The Company requested, and was granted, a postponement of the recapitalization until November 1999. Upon approval of the recapitalization, the Company will own 100% of CDZ, as a result of CDZ's prior owner not subscribing to the new shares in the recapitalization process.

NOTE 11-      INCOME TAXES

              At December 31, 1998, the Company's deferred income tax asset is comprised of the tax benefit (cost) associated with the following based on the statutory tax rates currently in effect.



Deferred tax assets
   Loss carryforwards         $   2,204       $   3,511     $   5,715
   Impairment                     3,457                         3,457
   Other                             56              13            69
                              ---------       ---------     ---------
                                  5,717           3,524         9,241

Deferred tax liabilities                           (120)         (120)
                              ---------       ---------     ---------

Deferred tax asset, gross         5,717           3,404         9,121

Valuation allowances             (5,717)         (3,404)       (9,121)
                              ---------       ---------     ---------

Deferred tax asset, net
                              $      -        $     -       $     -
                              ---------       ---------     ---------
                              ---------       ---------     ---------


                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

NOTE 11-      INCOME TAXES (CONTINUED)

              The following table presents the U. S. and foreign components of income (loss) before income taxes for the years ended December 31, 1998 and 1997:


                                            1998              1997

U.S.                                    $   (8,691)        $     80
Foreign                                     (1,847)
                                        ----------         --------
                                        $  (10,538)        $     80
                                        ----------         --------
                                        ----------         --------



              The 1998 provision for income taxes of $191 relates to earnings from certain of Resorts' wholly-owned subsidiaries, recognized under Czech tax laws, as a separate reporting entites.

              The following table presents the principal reasons for the differences between the effective tax rate and the U.S. federal statutory income tax rate for the years ended December 31, 1998 and 1997:


                                                    1998                 1997

U.S federal statutory income tax rate               (34)%                    34%
State income tax, net of federal effect                                       5
Effect of nondeductibility of goodwill
 amortization and impariment                         19
Effect of net operating loss carryforwards
 and valuation allowances, net                       15                     (39)
Other                                                 2
                                                 -------                -------
                                                      2%                     --%
                                                 -------                -------
                                                 -------                -------



              At December 31, 1998, the Company has net operating loss carryforwards available for income tax reporting purposes of approximately:


U.S.                                                        $    5,650

Foreign                                                         10,026
                                                            ----------
                                                            $   15,676
                                                            ----------
                                                            ----------



              The U.S. net operating loss carryforwards expire between 2009 and 2018. The foreign net operating loss carryforwards expire between 2002 and 2008.

                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

NOTE 12 -     WARRANTS AND STOCK OPTIONS

              WARRANTS

              In connection with the March 1998 Private Placement including the restructuring of certain long-term debt obligations (SEE NOTE 6), the Company issued the following series of warrants to purchase the Company's common stock:

                  Series A Warrants - consists of warrants to purchase 960 shares of the Company's common stock with an exercise price of $1.00 per share expiring on December 31, 2005. These warrants were issued to replace warrants in connection with the issuance of convertible senior bonds dated July 1, 1996.

                  Series B Warrants - consists of warrants to purchase 3,200 shares of the Company's common stock with an exercise price of $1.50 per share expiring on December 31, 2005. These warrants were issued to replace conversion rights in connection with the convertible senior bonds dated July 1, 1996.

                  Series C Warrants - consists of warrants to purchase 7,087 shares of the Company's common stock with an exercise price of $.01 per share expiring on March 31, 2008. These warrants were issued pursuant to the March 1998 Private Placement.

                  Series D Warrants - consists of warrants to purchase 2,052 shares of the Company's common stock with an exercise price of $.01 per share expiring on March 31, 2008. These warrants were issued to replace 500 warrants containing anti-dilution provisions issued in connection with a September 1996 financing.

                  Series E Warrants - consists of warrants to purchase 354 shares of the Company's common stock with an exercise price of $.01 per share expiring on March 31, 2008. These warrants were issued to the placement agent and its affiliates pursuant to the March 1998 Private Placement.

              In connection with a March 1998 debt financing to fund the Bishkek Casino transaction (SEE NOTE 1), the Company issued warrants to purchase 104 shares of the Company's common stock with an exercise price of $.01 per share expiring on March 31, 2008.

              All of the warrants issued in 1998 contain certain demand registration rights provided that the holders of such warrants hold in excess of 100 shares. The Series C and E Warrants also contain anti-dilution provisions.

              In 1997, the Company issued warrants to purchase 250 and 131 shares of the Company's common stock with an exercise price of $.59 per share and $.50 per share, respectively, in connection with the acquisition of Tottenham and certain debt financing, respectively. The warrants, which expire on December 31, 2001 and December 31, 1999, respectively, include demand registration rights and anti-dilution provisions. Relative to the same debt financing, during January 1998, the Company issued warrants to purchase an additional 90 shares of the Company's common stock.

                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

NOTE 12 -     WARRANTS AND STOCK OPTIONS (CONTINUED)


              For the years ended December 31, 1998 and 1997, warrant activity is as follows:


                      BALANCE                             BALANCE,                                            BALANCE,
     PRICE          JANUARY 1,          GRANTED        DECEMBER 31,        GRANTED -        TERMINATED -      DECEMBER 31,
   PER SHARE           1997               1997              1997              1998              1998           1998
----------------  ----------------  ----------------  ----------------  ----------------  ----------------  ----------------
       $  13.50               151                                 151                                                   151

          11.55               151                                 151                                                   151

           8.50             1,511                               1,511                                                 1,511

           1.50                                                                   3,200                               3,200

           1.00               960                                 960               960              (960)              960
                                                                                                                        250
           0.59                                 250               250

           0.50                                 131               131                90                                 221

           0.01               500                                 500             9,598              (500)            9,598
                            -----               ---             -----            ------           ------             ------
                            3,273               381             3,654            13,848           (1,460)            16,042
                            -----               ---             -----            ------           ------             ------
                            -----               ---             -----            ------           ------             ------



              All warrants outstanding at December 31, 1998 are exercisable. During the years ended December 31, 1998 and 1997, no warrants were exercised.

              STOCK OPTION PLANS

              The Company has incentive and nonstatutory stock option plans under which certain key employees may purchase up to a total of 2,000 common shares of the Company. Under the incentive stock option plan, the exercise price can not be less than the fair market value of a share on the date of grant or at 110% of the fair market value on the date of grant, if, any employee owns more than 10% of the total combined voting power of all classes of outstanding stock of the Company. In addition the incentive stock option plan provides for an automatic grant of an option to purchase 2 shares of common stock to non-employee directors on a quarterly basis. In the case of a nonstatutory stock option, the exercise price may be any amount determined by the Board on the date of grant, but not less than the par value of the stock subject to the option.

                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

NOTE 12 -     WARRANTS AND STOCK OPTIONS (CONTINUED)

              The activity in the stock option plans is as follows:


                                             EXERCISE PRICE PER SHARE
                            -------------------------------------------------------------
                              NUMBER OF                                     WEIGHTED
                               OPTIONS                  RANGE               AVERAGE
                            -----------------   -------------------    ------------------
Balance outstanding,
  January 1, 1997                573               $   .91-9.00             $    4.64

Granted                          267                   .30-2.00                  0.56
Expired                         (320)                      7.00                  7.00
                                -----              ------------             ---------

Balance outstanding,
  December 31, 1997              520                   .30-9.00                  1.09

Granted                          125                   .24- .63                 0.25
Expired                          (6)                   .30-1.59                  0.80
                                -----              ------------             ---------

Balance outstanding,
  December 31, 1998              639               $   .24-9.00             $    0.93
                                -----              ------------             ---------
                                -----              ------------             ---------
Exercisable,
  December 31, 1998              639               $   .24-9.00             $    0.93
                                -----              ------------             ---------
                                -----              ------------             ---------



              There were no options exercised during 1998 or 1997. The option price per share was equal to or above the market value of the underlying stock on the date of grant. Options generally expire between five and ten years after the date of grant or earlier upon termination as defined in the plans.

              The Company complies with the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation".

                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

NOTE 12 -     STOCK OPTIONS AND WARRANTS (CONTINUED)

              The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans and, accordingly, no compensation cost has been recognized because stock options granted under the plans were at exercise prices which were equal to or above the market value of the underlying stock at date of grant. Had compensation expenses been determined as provided by SFAS 123 using the Black-Scholes option-pricing model, the pro forma effect on the Company's net income (loss) and per share amounts would have been:


                                                  1998                   1997
Net income (loss)
 As reported                                  $  (10,729)             $     80
 Pro forma                                       (10,759)                  (55)

Income (loss) per common share
 Basic
  As reported                                  $   (3.52)            $    0.03
  Pro forma                                        (3.53)                (0.02)

Diluted
  As reported                                  $   (3.52)            $    0.02
  Pro forma                                        (3.53)                (0.02)



              The fair value of each option grant is calculated using the following weighted average assumptions:


                                                     1998                    1997
Expected life (years)                                   10                      5
Interest rate                                         5.00%                  6.67%
Volatility                                          275.00%                136.00%
Dividend yield                                        0.00%                  0.00%


NOTE 13-      INFORMATION CONCERNING BUSINESS SEGMENTS

              The Company adopted SFAS 131, "Disclosures About Segments of an Enterprise and Related Information", effective January 1, 1998. SFAS 131 requires disclosures of segment information on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.

                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

NOTE 13-      INFORMATION CONCERNING BUSINESS SEGMENTS (CONTINUED)


              Segment information listed below reflects the two principal business units of the Company during the year ended December 31, 1998. Each segment is managed according to the products or services that are provided to the respective customers and information is reported on the basis of reporting to the Company's Chief Operating Decision Maker (CODM).


                                   GAMING         TRUCKSTOP          OTHER        ELIMINATIONS      CONSOLIDATED
                                   ------         ---------          -----        ------------      ------------
Revenues                         $      7,998      $      6,063      $     1,377       $      (359)      $ 15,079

Interest income                            36                                165              (116)            85

Interest expense                          247               638            2,330              (112)         3,103

Depreciation and amortization           2,335               278              157                            2,770

Impairments (see Note 10)               4,000               192                                             4,192

Write-offs (see Note 10)                                    204              559                              763



              During the year ended December 31, 1998, the Company operated principally in three geographic areas: the United States, the Czech Republic and Spain. The following table presents information about the Company by geographic area. There were no material amounts of sales or transfers among geographic areas.


                              UNITED           CZECH
                              STATES          REPUBLIC          SPAIN            OTHER        ELIMINATIONS     CONSOLIDATED
                           --------------  ---------------  ---------------  --------------   --------------  ---------------

Revenues                     $     6,114      $     5,466      $     2,778     $     1,080      $     (359)      $    15,079
Long-lived assets                    184           10,524            5,444             441                            16,593



              During the year ended December 31, 1997, the Company's principal operating segment was the truckstop, which operated in the United States. Accordingly, operating segment and geographic segment information is not presented for 1997.

                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

NOTE 14-      SUMMARIZED FINANCIAL INFORMATION

              The Company has a nonvoting 49% interest in Chrysolith and entered into an agreement with Chrysolith pursuant to which Chrysolith owns, maintains and operated (through June 30, 1999) the video lottery terminals at the Gold Coin and Toledo Palace properties. During 1995, the Company contributed $75 of equipment to Chrysolith.

              Prior to July 1, 1999, the Company received 100% of the net operating revenues (the "Net Win") derived from the Gold Coin and the Toledo Palace, after payment of all the gaming taxes payable to the State of Louisiana and payout of winnings from the gaming establishment. Further, the Company paid a management fee to Chrysolith in an amount equal to the direct operating expenses of the gaming establishment. A summary of the December 31, 1998 and 1997 financial information of Chrysolith is as follows:


                                                                 1998                 1997
                                                                 ----                 ----
                  Assets
                  Liabilities                                $    442             $    420
                                                                  367                  345
                  Stockholders' equity                             75                   75
                  Net income                                        -                    -




NOTE 15-      SUBSEQUENT EVENTS

              In February 1999, the Company sold MATS to MATS's former owner in exchange for severance compensation and certain other consideration and for the cancellation of (i) an unsecured note payable to the former owner and (ii) an employment agreement with the former owner.

              In April 1999, the Company acquired 15 square meters of land in Folmova adjacent to the border with the German State of Bavaria. The purchase price was $250.

              In June 1999, the Company entered into a contract with an unaffiliated entity whereby the unaffiliated entity would construct, at its own expense, a casino complex on the Company's Znojmo land. Subsequent to the construction and local approval for use, the unaffiliated entity will lease the casino complex to the Company for a period of ten years for a monthly rental of 25 Euro (approximately $27), adjusted annually for inflation, plus value-added taxes. The Company shall have the option to purchase the casino complex for a specified price approximating anticipated market value, adjusted for inflation.

              In June 1999, the Company entered into a three-year employment agreement ("Employment Agreement") with a new executive. Under the terms of the Employment Agreement, the executive will receive a base salary of $300 per annum and options to purchase 300 shares of the Company's common stock granted in three separate, equal, annual installments, each of which shall have a five-year term commencing upon the date on which each installment is granted. All options shall be immediately exercisable at $.50, $.55 and $.61 per share, respectively. In addition, upon commencement of the second and third years of the Employment Agreement, the effective exercise price of any unexercised options issued in preceding years shall be increased to the current exercise price.

              In 1999, the Company settled certain legal proceedings (SEE NOTE 10).

                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

NOTE 15-      SUBSEQUENT EVENTS (CONTINUED)

              On May 23, 1999 and July 12, 1999, the Company accepted the resignation of certain executives effective July 1999 and a date to be determined, respectively. In connection therewith, the Company is obligated to pay severance compensation to such executives aggregating $150.

              On July 30, 1999, the Company received waivers on all defaults and cross-defaults under the 17% Note, Senior Notes and Senior Bonds through January 1, 2000 from the holder of the majority in interest of those debt instruments (SEE NOTES 5 AND 6). The waivers cover actions or omissions by the Company which may constitute a default or an event of default under the debt instruments (Value Partners) through and including January 1, 2000 (except for payment defaults under the Senior Notes and Senior Bonds). Furthermore, on July 30, 1999, the Company was granted an extension on the 17% Note to January 1, 2000.

                            CASINO DE ZARAGOZA, S.A.














                       FINANCIAL STATEMENTS FOR THE PERIOD

                       APRIL 17, 1998 TO DECEMBER 31, 1998

                         TOGETHER WITH AUDITORS' REPORT

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Casino de Zaragoza, S.A.:

1. We have audited the accompanying balance sheet of Casino de Zaragoza, S.A. as of December 31, 1998, and the related statements of income, shareholder's equity and cash flows for the period April 17, 1998 to December 31, 1998. These financial statements are the responsibility of Casino de Zaragoza, S.A.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

2. We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

3. The Company has yet to sign the collective agreement with the workers for the years 1994 through 1998, inclusive, and this matter must be arranged with the Works' Committee. In addition, the last collective agreement signed by the Company provided for the payment of retirement bonuses to employees who retire before age 65.

     The balance sheet as of December 31, 1998 does not include any provision for the liabilities that could result from pay raises, the aforementioned retirement bonus or any other item that could come to light once the collective agreements have been settled.

4. As a result of the different interpretations to which ruling tax legislation lends itself and the Company's tax treatment of certain transactions, tax contingencies that cannot be objectively quantified could arise in respect of the years still open to inspection.

5. Net worth as per the accompanying balance sheet as of December 31, 1998 is negative by Ptas. 1,003 million (U.S. Dollars 7.1 million). This situation constitutes a cause for compulsory dissolution unless capital is increased or decreased accordingly, pursuant to the Revised Spanish Corporations Law, and it raises substantial doubt about its ability to continue as a going concern.

     In addition, as indicated in Note 11, in the first few months of 1998 the Company signed a composition with creditors in connection with the application for temporary receivership that Casino de Zaragoza, S.A. filed in January 1997. Note 11 indicates the sums and terms agreed for the partial acquittance and deferral with the Company's creditors. In addition, as indicated in Note 9, most of the Company's capital stock was purchased in April 1998 by a new shareholder, who plans to recapitalize the Company.

     The accompanying financial statements as of December 31, 1998 were prepared on a going-concern basis, although, considering the above circumstances, the Company's ability to continue as a going concern is dependent on the success of its future operations and on the continued support of its shareholders so as to enable it to realize its assets and settle its liabilities for the amounts and according to the classification in the financial statements referred to above, which have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

6. In our opinion, except for the effects of such adjustments, if any, as might have been required had the outcome of the uncertainties described in paragraphs 3 to 5 above been known, the financial statements referred to above present fairly, in all material respects, the financial position of Casino de Zaragoza, S.A. as of December 31, 1998, and the results of its operations and its cash flows for the period April 17, 1998 to December 31, 1998, in accordance with generally accepted accounting principles in the United States of America.

                                                                 ARTHUR ANDERSEN





                                                                    Jesus Tejel
April 30, 1999

                            CASINO DE ZARAGOZA, S.A.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998



(1)      DESCRIPTION OF BUSINESS

         Casino de Zaragoza, S.A. (hereinafter referred to as the Casino) was founded in 1978, and since then, is located in Alfajarin (Zaragoza). The second article of the Casino's bylaws defines its corporate purpose, basically, as the operation of a gambling casino and appurtenant services, namely bar, restaurant, sitting rooms, show halls, night clubs, athletic facilities and shopping establishments located in the casino's building complex.

         Details of the Casino's holdings are as follows:

------------------------------------ -------------------------- ---------------------------

Name                                 Catering y Gestion, S.L.   Los Albares, S.A.
Location                             Ctra. Nacional II          Ctra. Nacional II
                                     Km. 343,250                Km. 343,250
                                     Alfajarin (Zaragoza)       Alfajarin (Zaragoza)
Line of business                     Lodging                    Inoperative
------------------------------------ ------------------------------------------------------
                                                        U.S. Dollars
                                     ------------------------------------------------------
Proportion  of  stock  held  as  of
December 31, 1998                              100%                       50,31%

Capital  stock as of  December  31,
1998                                         535,327                    522,999

Net equity as of December 31, 1998
                                            (974,854)                   174,185
------------------------------------ ------------------------------------------------------
                                                      Thousands of Pesetas
                                     ------------------------------------------------------
Proportion  of  stock  held  as  of
December 31, 1998                              100%                       50,31%

Capital  stock as of  December  31,
1998                                          76,000                     74,250

Net equity as of December 31, 1998
                                            (138,400)                    24,729
------------------------------------ -------------------------- ---------------------------


         The main assets and liabilities of both investees have been included in the corresponding captions of the balance sheet of the Casino as of December 31, 1998, for the portion assigned to the Casino according to the percentage of its holding. The transactions performed in the period April, 17, 1998 to December 31, 1998 by both investees according to their nature have not been included in the different captions in the statement of income of the Casino since their effect is not significant.

         Up until October 1997, the properties and other assets needed to manage Catering y Gestion, S.L. were owned by and included in the book fixed assets of Casino de Zaragoza, S.A., which did not charge Catering y Gestion, S.L. for the use of those assets. In October 1997, Diputacion General de Aragon (the Aragon Provincial Council) acquired all of the properties that belonged to Casino de Zaragoza, S.A. through an auction (see Note 6).

         The Casino is subject to the regulations set forth in the Ministerial Order of January 9, 1979, which approved the Gambling Casino Regulations.

         The Casino holds a ten-year business license that is valid until December 23, 2000.



(2)      BASIS OF PRESENTATION OF THE FINANCIAL STATEMENTS

         The accompanying financial statements as of December 31, 1998 were obtained from the accounting records and are presented in accordance with accounting principles generally accepted in the United States, which required certain adjustments and reclassifications to adapt the financial statements to US GAAP.

         All amounts are reported in Local Currency (Thousands of Pesetas) and in U.S. dollars. Assets and liabilities are translated using published exchange rates in effect at December 31, 1998. Revenues and expenses are translated using a monthly average exchange rate for the period. Resulting translation adjustments are recorded as a separate component of shareholders' equity.

         The following exchange rates were used to translate the financial statements as of December 31, 1998:

---------------------------------------------------------------
                                           Ptas./U.S. Dollar
                                          ---------------------

Balance Sheet Exchange Rate                      141.97

Profit and Loss Exchange Rate                    147.77
---------------------------------------------------------------




(3)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A)       USE OF ESTIMATES

                  The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

         B)       CURRENT ASSETS AND LIABILITIES

                  Current assets are those assets which expect to be received within one year. Current liabilities are those liabilities which are expected to be paid within one year.

         C)       CASH AND CASH EQUIVALENTS

                  Cash and cash equivalents include cash in hand and cash in bank current accounts, with original maturities of three months or less.

         D)       TANGIBLE FIXED ASSETS

                  Tangible fixed assets are shown at cost.

                  Expenditure on expansion, modernization or improvement is capitalized as an increased cost of the related assets provided that it increases productivity, capacity or efficiency, or extends the useful lives of these assets.

                  Upkeep and maintenance costs are expensed currently.

                  The Company depreciates its tangible fixed assets on a straight-line basis over the years of estimated useful life of each asset as follows:


                    ---------------------------------------- --------------------
                                                             Years of estimated
                                                                 useful life
                    ---------------------------------------- --------------------

                    Gaming equipment                              10 to 12
                    Tools                                          6 to 8
                    Furniture and fixtures                         8 to 25
                    Data processing equipment                         4
                    ---------------------------------------- --------------------


         E)       INCOME TAXES

                  Period corporate income tax is computed on the basis of book income before tax adjusted by the corresponding permanent differences with regard to the income for tax purposes, i.e. the corporate income tax base, less any abatements and tax credits, excluding withholdings and payments on account.

                  The Casino accounts for income taxes in accordance with Statement of Financial Accounting Standards (`SFAS') No. 109 `Accounting for Income Taxes'. SFAS 109 requires an asset and liability approach for financial accounting and reporting for income tax purposes. Under the asset and liability method, deferred income taxes are recognized on account of the consequences of timing differences and net operating carryforwards by applying the statutory tax rates applicable to future years. Valuation allowances are recorded when it is determined that realization of such amounts are deemed more likely than not to be realized.

         F)       DEFERRED INDEMNITIES

                  The Casino is obligated to compensate employees whom it dismisses, in certain circumstances, pursuant to ruling labor legislation. In 1997 and 1998 the Casino dismissed some employees, as a result of which it is involved in various legal actions.

                  The balance sheet as of December 31, 1998 does include provisions for Ptas. 10.4 million (US Dollars 73,332) for the liability which may result from the aforesaid dismissals (Note
                  8).

         G)       CASINO REVENUE

                  Casino revenue is the net win from gaming activities, which is the difference between gaming wagers less the amount paid out to patrons, and the portion of customers' tips due to the Casino.



(4)      ACCOUNTS RECEIVABLE

         Accounts receivable (debtors) as of December 31, 1998 consist of the following:


                     ----------------------------------------------
                                            U.S.        Thousands
                                           Dollars     of Pesetas
                     ----------------------------------------------

                     Accounts           1,485,518       210,899
                     Receivable
                     Less:
                       Allowance for   (1,303,740)     (185,092)
                     Doubtful Accounts
                                       ----------------------------
                                          181,778        25,807
                     ----------------------------------------------

         The rollforward of the allowance for doubtful accounts is as follows:

         -------------------------------------------------------------------
                                                  U.S.         Thousands
                                                 Dollars       of Pesetas
         -------------------------------------------------------------------

         Allowance for doubtful accounts
          as of April 17, 1998                   799,155       113,456
         Bad debt expense for the period
          April 17, 1998 to December 31, 1998    574,649        84,916
         Recoveries/other for the period
          April 17, 1998 to December 31, 1998    (93,541)      (13,280)
         Translation adjustment                   23,477             -
         ALLOWANCE FOR DOUBTFUL ACCOUNTS AS OF
          DECEMBER 31, 1998                    1,303,740       185,092
         -------------------------------------------------------------------



(5)      INTANGIBLE ASSETS

Movement in the cost of the assets and the related accumulated depreciation was as follows:

--------------------------------------------------------------------------------------------------
                                            April 17,                  Translation  December 31,
              U.S. Dollars                    1998        Additions    adjustments      1998
--------------------------------------------------------------------------------------------------

Software                                     144,291             -             -       144,291
Accumulated depreciation                     (89,639)      (26,325)       (1,075)     (117,039)
                                          --------------------------------------------------------
                                              54,652       (26,325)       (1,075)       27,252
                                          --------------------------------------------------------

Other                                            725             -             -           725
Accumulated depreciation                        (725)            -             -          (725)
                                          --------------------------------------------------------
                                                   -             -             -             -
                                          --------------------------------------------------------
TOTAL:
Cost                                         145,016             -             -       145,016
Accumulated depreciation                     (90,364)      (26,325)       (1,075)     (117,764)
--------------------------------------------------------------------------------------------------
TOTAL INTANGIBLE ASSETS - NET                 54,652       (26,325)       (1,075)       27,252
--------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------
                                                       April 17,                 December 31,
                Thousands of Pesetas                     1998        Additions       1998
-----------------------------------------------------------------------------------------------

Software                                                 20,485             -        20,485
Accumulated depreciation                                (12,726)       (3,890)      (16,616)
                                                     ------------------------------------------
                                                          7,759        (3,890)        3,869
                                                     ------------------------------------------

Other                                                       103             -           103
Accumulated depreciation                                   (103)            -          (103)
                                                     ------------------------------------------
                                                              -             -             -
                                                     ------------------------------------------
TOTAL:
Cost                                                     20,588             -        20,588
Accumulated depreciation                                (12,829)       (3,890)      (16,719)
-----------------------------------------------------------------------------------------------
TOTAL INTANGIBLE ASSETS - NET                             7,759        (3,890)        3,869
-----------------------------------------------------------------------------------------------

(6)      PROPERTY AND EQUIPMENT

         Movement in the cost of the assets and the related accumulated depreciation was as follows:

------------------------------------ ------------- ------------- ------------- ------------ -------------
                                      April 17,                    Regulari-   Translation    December
           U.S. Dollars                  1998       Additions       zation     adjustment     31, 1998
------------------------------------ ------------- ------------- ------------- ------------ -------------

Land                                     89,948             -             -             -       89,948
                                     ------------- ------------- ------------- ------------ -------------

Gaming equipment                        335,063             -             -             -      335,063
Accumulated depreciation               (215,060)      (13,840)            -          (564)    (229,464)
                                     ------------- ------------- ------------- ------------ -------------
                                        120,003       (13,840)            -          (564)     105,599
                                     ------------- ------------- ------------- ------------ -------------

Tools                                   158,540             -            13             1      158,554
Accumulated depreciation               (146,433)       (4,480)        1,908          (105)    (149,110)
                                     ------------- ------------- ------------- ------------ -------------
                                         12,107        (4,480)        1,921          (104)       9,444
                                     ------------- ------------- ------------- ------------ -------------

Furniture                             1,257,089         7,318       136,881         5,593    1,406,881
Accumulated depreciation             (1,187,970)      (14,855)     (113,833)       (5,250)  (1,321,908)
                                     ------------- ------------- ------------- ------------ -------------
                                         69,119        (7,537)       23,048           343       84,973
                                     ------------- ------------- ------------- ------------ -------------

Data Processing Equipment               136,049         1,324             -             -      137,373
Accumulated depreciation               (128,098)       (3,743)            -          (152)    (131,993)
                                     ------------- ------------- ------------- ------------ -------------
                                          7,951        (2,419)            -          (152)       5,380
                                     ------------- ------------- ------------- ------------ -------------

Other                                       500             -             -             -          500
Accumulated depreciation                   (500)            -             -             -         (500)
                                     ------------- ------------- ------------- ------------ -------------
                                              -             -             -             -            -
                                     ------------- ------------- ------------- ------------ -------------
TOTAL:
Cost                                  1,977,189         8,642       136,894         5,594    2,128,319
Accumulated depreciation             (1,678,061)      (36,918)     (111,925)       (6,071)  (1,832,975)
------------------------------------ ------------- ------------- ------------- ------------ -------------
TOTAL TANGIBLE ASSETS - NET             299,128       (28,276)       24,969          (477)     295,344
------------------------------------ ------------- ------------- ------------- ------------ -------------

------------------------------------ ------------- ------------- ------------- ------------
                                      April 17,                    Regulari-     December
       Thousands of Pesetas              1998       Additions       zation       31, 1998
------------------------------------ ------------- ------------- ------------- ------------

Land                                     12,770             -             -        12,770
                                     ------------- ------------- ------------- ------------

Gaming equipment                         47,569             -             -        47,569
Accumulated depreciation                (30,532)       (2,045)            -       (32,577)
                                     ------------- ------------- ------------- ------------
                                         17,037        (2,045)            -        14,992
                                     ------------- ------------- ------------- ------------

Tools                                    22,508             -             2        22,510
Accumulated depreciation                (20,789)         (662)          282       (21,169)
                                     ------------- ------------- ------------- ------------
                                          1,719          (662)          284         1,341
                                     ------------- ------------- ------------- ------------

Furniture                               178,469         1,039        20,227       199,735
Accumulated depreciation               (168,656)       (2,195)      (16,821)     (187,672)
                                     ------------- ------------- ------------- ------------
                                          9,813        (1,156)        3,406        12,063
                                     ------------- ------------- ------------- ------------

Data Processing Equipment                19,315           188             -        19,503
Accumulated depreciation                (18,186)         (553)            -       (18,739)
                                     ------------- ------------- ------------- ------------
                                          1,129          (365)            -           764
                                     ------------- ------------- ------------- ------------

Other                                        71             -             -            71
Accumulated depreciation                    (71)            -             -           (71)
                                     ------------- ------------- ------------- ------------
                                              -             -             -             -
                                     ------------- ------------- ------------- ------------
TOTAL:
Cost                                    280,702         1,227        20,229       302,158
Accumulated depreciation               (238,234)       (5,455)      (16,539)     (260,228)
------------------------------------ ------------- ------------- ------------- ------------
TOTAL TANGIBLE ASSETS - NET              42,468        (4,228)        3,690        41,930
------------------------------------ ------------- ------------- ------------- ------------

         In October 1997 Diputacion General de Aragon (the Aragon Provincial Council) auctioned off all the properties of the Casino, that had been mortgaged or which secured its debt in respect of gambling tax. The properties were auctioned off to settle debt for Ptas. 865 million (U.S. Dollars 6.1 million), while their net book value for the Casino was Ptas. 396 million (U.S. Dollars 2.8 million). Ptas. 469 million (U.S. Dollars 3.9 million) in extraordinary revenues obtained on the auction were recorded in 1997 financial statements.



(7)      TAX MATTERS

         Set out below are the balances payable to the Spanish tax authorities:

                                            U.S. Dollars                                 Thousands of Pesetas
                           ------------------------------------------------ ------------------------------------------------
                                        Long term                                        Long term
                           ------------------------------------             ------------------------------------
                            Temporary                              Short     Temporary                               Short
                           receivership    Other      Total        term     receivership    Other       Total        term
-------------------------- ------------- ---------- ----------- ----------- ------------- ---------- ----------- -----------

Diputacion General de
  Aragon:
- Gambling tax                2,748,074  1,007,741   3,755,815     309,116       390,144    143,069    533,213      43,885

City Council of Alfajarin:
- Tax on business
  activities, property tax      228,949          -     228,949     384,060        32,504          -     32,504      54,525

Central tax authorities:
- Personal income tax                 -          -           -     596,097             -          -          -      84,628
- Value added tax                     -          -           -      20,997             -          -          -       2,981

Social Security authorities     839,571    662,183   1,501,754           -       119,194     94,010    213,204           -

Other                                 -          -           -       4,106             -          -          -         583
                           ------------- ---------- ----------- ----------- ------------- ---------- ----------- -----------
                              3,816,594  1,669,924   5,486,518   1,314,376       541,842    237,079    778,921     186,602
-------------------------- ------------- ---------- ----------- ----------- ------------- ---------- ----------- -----------


         On April 17, 1998, the Company signed a composition with creditors (Diputacion General de Aragon, the Social Security authorities and the City Council of Alfajarin) which set the terms of payment for the Casino's debts as of January 25, 1997, which is the date of the Company's application for temporary receivership (see Note 11).

         In addition, in 1998 Diputacion General de Aragon granted the Company a deferral of Ptas. 143.1 million (U.S. Dollars 1 million) in taxes on game winnings accruing during 1997 and the first half of 1998. These taxes will begin to fall due between 2001 and 2006.

         Likewise, in April 1999 the Casino reached an agreement with the Social Security authorities to defer payment of debts affected by the temporary receivership and the debts generated in 1997 and in the first quarter of 1998, with a combined total of Ptas. 205.1 million (US$ 1.44 million), maturing between 2002 and 2009.

         Corporate income tax is calculated on the basis of book income, which is determined in accordance with generally accepted accounting principles. Such income need not be equal to the income for tax purposes, i.e. the corporate income tax base.

         The tax loss carryforwards and maximum terms (under Spanish tax legislation) allowed for offset are as follows:

                 -------------- ------------- ------------- ------------
                                U.S. Dollars   Thousands     Last year
                     Year                      of Pesetas   for offset
                 -------------- ------------- ------------- ------------

                     1992            194,266        27,580     2002
                     1994          1,279,967       181,717     2004
                     1995          1,417,193       201,199     2005
                     1996          1,164,527       165,328     2006
                     1997          3,179,714       451,424     2007
                     1998          2,482,242       352,404     2008
                 -------------- ------------- ------------- ------------
                 -------------- ------------- ------------- ------------
                                   9,717,909     1,379,652
                                ------------- -------------


         Under current legislation, losses incurred in a given year can be offset against taxable income in the following ten years. However, the ultimate amount to carry forward may depend on the outcome of a tax inspection of the years in which losses were incurred. The accompanying balance sheet does not reflect the possible impact of offsetting such tax losses.

         The last four years are open for review of all applicable taxes by the tax authorities.



(8)      COMMITMENTS & CONTINGENCIES

         The main legal disputes in which the Casino is involved are set out below:

         - Complaint filed on March 9, 1998 by the Casino against HERALDO DE ARAGON (a newspaper) in Court of First Instance no. 11 of Zaragoza, for infringement and violation of the right to honor, claiming Ptas. 1,456 million (U.S. Dollars 10.3 million) in damages. The case is currently at the discovery stage. In 1998 the Casino booked a provision of Ptas. 25 million (U.S. Dollars 0.2 million) for the legal costs arising from this complaint.

         - An appeal for reversal filed by the Casino against the Superior Court of Justice of Aragon in November 1998 against a judgement handed down by Labor Court no. 1 of Zaragoza in October 1998 sentencing the Casino to compensate an ex-employee. The appeal has yet to be adjudged. In 1998 the Casino booked Ptas. 10.4 million (U.S. Dollars 0.07 million) for the compensation in question in case it is finally sentenced to pay the ex-employee.

(9)      CAPITAL STOCK

         As of December 31, 1998 the Company's capital stock consisted of 2,500 fully subscribed and paid registered shares of Ptas. 100,000 (U.S. Dollars 704) par value each.

         On April 17, 1998, Trans World Gaming Corp. purchased the 90% of the shares of Casino de Zaragoza, S.A.

         The list of all shareholders by ownership percentage as of December 31, 1998 was as follows:

                         -------------------------------------------------------
                         Trans World Gaming Corp.                      90%
                         Pedro Trapote Avecilla                        10%
                         -------------------------------------------------------


         On July 21, 1998, the Shareholders' Meeting resolved to reduce capital to 0 pesetas (U.S. Dollars 0) and to increase it by Ptas. 250 million (U.S. Dollars 1.8 million) by issuing 2,500 new registered shares of Ptas. 100,000 (U.S. Dollars 704) each. The resolution to reduce and increase capital has yet to be implemented and is pending obtainment by Trans World Gaming Corp. of the compulsory government authorization for a foreign investment in the gaming industry, which the capital increase will entail. The authorization is in the processing stage.



(10)     REVENUES AND EXPENSES

         Net sales and operating results were obtained entirely from the Casino's gambling business.

         The "Other, net" caption is broken down below:

------------------------------------------------- ------------ -------------
                                                     U.S.       Thousands
                                                    Dollars     of Pesetas
------------------------------------------------- ------------ -------------

Allowance for doubtful accounts receivable          (574,650)      (84,916)
Other                                                  17,663         2,610
                                                  ------------ -------------
                                                    (556,987)      (82,306)
------------------------------------------------- ------------ -------------


(11)     TEMPORARY RECEIVERSHIP

         On January 25, 1997, the directors of the Company filed an application in Court of First Instance number 11 of Zaragoza to declare Casino de Zaragoza, S.A. in temporary receivership, which was granted on June 23, 1997.

         On April 17, 1998, the secondary creditors listed as such in the list of creditors approved by the court and the preferred creditors who attended the Meeting of

         Creditors voted for the proposed composition, in which Casino de Zaragoza, S.A. agreed to make the following payments:


------------------------------------------------- ------------ -------------
                                                   Thousands
                                                  of Pesetas    US Dollars
------------------------------------------------- ------------ -------------

Social Security authorities (Nota 7)                 119,194      839,571

Partial  acquittance of 35.75% of the credits of
the rest of the creditors of the composition         206,529    1,454,736

Repayment schedule for the remaining 64.25%
  of the credits of the rest of the
  creditors of the composition:
    Year 1                                                 -            -
    Year 2                                                 -            -
    Year 3                                            37,117      261,443
    Year 4                                            37,117      261,443
    Year 5                                            37,118      261,450
    Year 6                                            37,118      261,450
    Year 7                                           111,352      784,335
    Year 8                                           111,353      784,342
------------------------------------------------- ------------ -------------
TOTAL CREDIT OF THE CREDITORS WHO SIGNED THE
  COMPOSITION                                        696,898    4,908,770
------------------------------------------------- ------------ -------------


         In addition, there are Ptas. 102.7 million (U.S. Dollars 0.7 million) due to other privileged creditors that are subject to the same payment and acquittance conditions as described for the rest of the creditors in the composition.

         If the Casino does not make its payments according to the schedule, the debt would go back to pre-composition levels.

                            CASINO DE ZARAGOZA, S.A.

                        STATEMENT OF SHAREHOLDERS' EQUITY

               FOR THE PERIOD APRIL 17, 1998 TO DECEMBER 31, 1998


------------------------------------------ -------------------------------------------------------------
                                                                    US Dollars
                                           -------------------------------------------------------------
                                           Subscribed                                     Accumulated
                                             Capital      Accumulated      Income for     Translation
                                              Stock          Losses         the year      adjustment
------------------------------------------ ------------ ----------------- ------------- ----------------

OPENING BALANCE AS OF APRIL 17, 1998        1,760,935    (9,192,611)        (220,504)               -
------------------------------------------ ------------ ----------------- ------------- ----------------

Transfer to retained earnings                       -      (220,504)         220,504                -
Translation adjustment                              -             -                -           23,075
Income (loss) for the year                          -             -          564,831                -
------------------------------------------ ------------ ----------------- ------------- ----------------
CLOSING BALANCE AS OF DECEMBER 31,
  1998                                      1,760,935    (9,413,115)         564,831           23,075
------------------------------------------ ------------ ----------------- ------------- ----------------




------------------------------------------ --------------------------------------------
                              Thousands of Pesetas
                                           --------------------------------------------
                                           Subscribed                        Income
                                             Capital      Accumulated       For the
                                              Stock          Losses           year
------------------------------------------ ------------ ----------------- -------------

OPENING BALANCE AS OF APRIL 17, 1998           250,000       (1,305,076)      (31,304)
------------------------------------------ ------------ ----------------- -------------

Transfer to retained earnings                        -          (31,304)        31,304
Income (loss) for the year                           -                 -        83,465
------------------------------------------ ------------ ----------------- -------------
------------------------------------------ ------------ ----------------- -------------
CLOSING BALANCE AS OF DECEMBER 31,
  1998                                         250,000       (1,336,380)        83,465
------------------------------------------ ------------ ----------------- -------------

                            CASINO DE ZARAGOZA, S.A.

                      BALANCE SHEET AS OF DECEMBER 31, 1998




----------------------------------------------------------------------------------------------------------------------------------
                                        U.S.          THOUSANDS          LIABILITIES & STOCKHOLDERS'         U.S.        THOUSANDS
ASSETS                                 DOLLARS       OF PESETAS                   EQUITY                   DOLLARS      OF PESETAS
----------------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS                         409,544         58,143             CURRENT LIABILITIES               2,140,044      303,822
Cash and cash equivalents              163,471         23,208             Accounts payable, trade             128,499       18,243
Short-Term  financial investments       56,399          8,007             Accounts payable, group             374,051       53,104
Accounts receivable (Note 4)           181,778         25,807             Taxes (Note 7)                    1,314,376      186,602
Prepaid expenses and other receivables   7,896          1,121             Other current liabilities           323,118       45,873


                                                                          LONG-TERM DEBT                    5,623,645      798,389
                                                                          Taxes (Notes 7 and 11)            5,486,518      778,921
                                                                          Other long term debt                137,127       19,468
TOTAL NON-CURRENT ASSETS               539,297         76,564
Intangible assets (Note 5)              27,252          3,869             COMMITMENTS & CONTINGENCIES
Tangible fixed assets (Note 6)         295,344         41,930             (NOTE 8)                            249,426       35,411
Other-Deposits                         216,701         30,765
                                                                          SHAREHOLDERS' EQUITY             (7,064,274)  (1,002,915)
                                                                          Common Stock (Note 9)             1,760,935      250,000
                                                                          Accumulated losses               (9,413,115)  (1,336,380)
                                                                          Translation adjustment               23,075        -
                                                                          Profit/Loss (April 17, 1998
                                                                            to December 31, 1998)             564,831       83,465
                                      -----------------------                                              -----------------------
                                                                               TOTAL LIABILITIES & STOCK
       TOTAL ASSETS                    948,841        134,707                     HOLDERS' EQUITY             948,841      134,707
----------------------------------------------------------------------------------------------------------------------------------




     The accompanying notes are an integral part of the financial statements

                            CASINO DE ZARAGOZA, S.A.

                       STATEMENT OF INCOME FOR THE PERIOD
                      APRIL 17, 1998 TO DECEMBER 31, 1998




-------------------------------------------------------------------------------
                                                       U.S           Thousands
                                                      Dollars        of Pesetas
-------------------------------------------------------------------------------
REVENUES (Note 10)                                    2,778,081         410,517


COSTS AND EXPENSES                                   (3,280,822)       (484,807)
Operating departments (Note 10)                      (2,909,488)       (429,935)
Selling, general and administrative                    (371,334)        (54,872)


INCOME (LOSS) FROM OPERATIONS                          (502,741)        (74,290)


OTHER INCOME (EXPENSE)                                 (675,563)        (99,828)
Interests                                              (118,576)        (17,522)
Other, net (Note 10)                                   (556,987)        (82,306)


INCOME TAXES                                               --              --


NET INCOME (LOSS) BEFORE EXTRAORDINARY
 ITEM                                                (1,178,304)       (174,118)

EXTRAORDINARY ITEM, NET OF RELATED
  TAX EFFECT (Note 11)                                1,743,135         257,583


NET INCOME                                              564,831          83,465


EARNIGS/(LOSS) PER SHARE BEFORE
  EXTRAORDINARY ITEM                                    (471.32)         (69.65)
EXTRAORDINARY GAIN PER SHARE                            (697.25)        (103.03)
EARNINGS/ (LOSS) PER SHARE                               225.93           33.39
-------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements

                            CASINO DE ZARAGOZA, S.A.
                            STATEMENT OF CASH FLOWS
               FOR THE PERIOD APRIL 17, 1998 TO DECEMBER 31 1998


----------------------------------------------------------------------------------------------------------------------
                                                                                          U.S              Thousands
                                                                                        Dollars             of Pesetas
----------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES

        Cash received from customers and other accounts receivable                     2,788,779            395,923
        Cash paid to suppliers and others accounts payable                            (2,893,442)          (410,782)
        Cash  received from (paid to) subsidiaries                                        94,421             13,405
                                                                                      ----------           --------
        Cash provided by (used in) operating activities                                  (10,242)           (1,454)
                                                                                      ----------           --------

INVESTING ACTIVITIES

        Additions to property, plant and equipment                                        (8,643)           (1,227)
                                                                                      ----------           --------
        Cash provided by (used in) investing activities                                   (8,643)           (1,227)
                                                                                      ----------           --------

FINANCING ACTIVITIES

        (Increase) decrease in financial investments                                    (134,888)          (19,150)
                                                                                      ----------           --------
        Cash provided by (used in) financing activities                                 (134,888)          (19,150)
                                                                                      ----------           --------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                        (153,772)          (21,831)

        Cash and cash equivalents, beginning of year                                     317,243            45,039
                                                                                      ----------           --------
        Cash and cash equivalents, end of year                                           163,471            23,208
                                                                                      ----------           --------

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
        BY OPERATING ACTIVITIES

        Net income                                                                       564,831            83,465
        Adjustments:
        Translation adjustment                                                            23,075               --
        Depreciation and amortization                                                     65,817             9,344
        Taxes and Social Security not paid                                               682,306            96,867
        Provision for bad debts                                                          596,999            84,756
        Restructuring of payables                                                     (1,814,349)         (257,583)
        Other provisions                                                                 110,728            15,720
        Other                                                                            (42,946)           (6,097)
        (Increase) decrease in accounts receivable                                      (382,426)          (54,293)
        Increase (decrease) in trade accounts payable and other current liabilities      185,722            26,367
                                                                                      ----------           --------
        Total adjustments to net income                                                  (10,242)           (1,454)
----------------------------------------------------------------------------------------------------------------------