Form 10QSB
period 1999-03-31
TRANS WORLD GAMING CORP
filed 1999-08-20
CIK 914577

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


                  For the quarterly period ended March 31, 1999



/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


     FOR THE TRANSITION PERIOD FROM                 TO              .
                                    ----------------  --------------

                        COMMISSION FILE NO.:  0-25244
                                             ----------



                            TRANS WORLD GAMING CORP.
        (Exact name of small business issuer as specified in its charter)




                 NEVADA                                     13-3738518
      (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                 Identification No.)


        ONE PENN PLAZA, SUITE 1503                         10119-0002
              NEW YORK, NY                                  (Zip Code)
(Address of principal executive offices)



          Issuer's telephone number, including area code: (212)563-3355

                              --------------------

         Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.    YES  / /      NO  /X/

         Shares of the Registrant's Common Stock, par value $.001, outstanding as of August 20, 1999: 3,364,000

         Transitional Small Business Disclosure Format
              (check one:   YES / /     NO /X/)


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES

                                   FORM 10-QSB


                      FOR THE QUARTER ENDED MARCH 31, 1999


                                      INDEX


                         PART 1 - FINANCIAL INFORMATION

                                                                                    Page
                                                                                    ----

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
         CONDENSED CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 1999                    1

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE            2
         INCOME (LOSS) FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE                3
         MONTHS ENDED MARCH 31, 1999 AND 1998

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                         4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                    5


                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS                                                            8


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                                    8


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                              9

ITEM 4.  SUBSMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                         9

ITEM 5.  OTHER INFORMATION                                                            9

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                             9


                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
                                 March 31, 1999
                    (in thousands, except for per share data)


                                     ASSETS

CURRENT ASSETS:

Cash                                                                                   $  1,386
Accounts receivable, less allowance for doubtful accounts of $273                            93
Prepaid expenses and other current assets                                                 1,233
                                                                                       --------

  TOTAL CURRENT ASSETS                                                                    2,712
                                                                                       --------

PROPERTY AND EQUIPMENT, less accumulated depreciation and amortization of $592            4,077
                                                                                       --------

OTHER ASSETS:

Goodwill and other intangible assets, less accumulated
 amortization of $2,518                                                                  11,883
Investment in affiliate                                                                      75
Deposits and other assets                                                                   484
                                                                                       --------
                                                                                         12,442
                                                                                       --------
                                                                                       $ 19,231
                                                                                       --------
                                                                                       --------

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

Short-term debt                                                                        $  1,000
Accounts payable                                                                          2,730
Accrued expenses and other current liabilities                                            2,591
                                                                                       --------

  TOTAL CURRENT LIABILITIES                                                               6,321
                                                                                       --------

LONG-TERM LIABILITIES:

Long-term debt                                                                           17,800
Other long-term liabilities                                                               5,377
                                                                                       --------
                                                                                         23,177
                                                                                       --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Preferred stock, $.001 par value, 2,000 shares authorized,
    none issued
Common stock $.001 par value, 50,000 shares authorized,
    3,364 shares issued and outstanding                                                       3
Additional paid-in capital                                                                9,136
Stock warrants outstanding                                                                5,237
Accumulated other comprehensive income                                                      634
Accumulated deficit                                                                     (25,277)
                                                                                       --------
TOTAL STOCKHOLDERS' DEFICIT                                                             (10,267)
                                                                                       --------
                                                                                       $ 19,231
                                                                                       --------
                                                                                       --------


      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
           COMPREHENSIVE INCOME (LOSS) (Unaudited) Three Months Ended
                             March 31, 1999 and 1998
                    (in thousands, except for per share data)

                                                           1999        1998
                                                         --------    --------

REVENUES                                                 $  4,715    $  1,569
                                                         --------    --------


COSTS AND EXPENSES

Cost of revenues                                            2,455         988
Depreciation and amortization                                 789         101
Selling, general and administrative                         1,787         210

                                                         --------    --------
                                                            5,031       1,299
                                                         --------    --------

INCOME (LOSS) FROM OPERATIONS                                (316)        270
                                                         --------    --------

OTHER INCOME (EXPENSE):

Interest expense                                             (880)       (255)
Foreign exchange gain (loss)                                 (187)
Other                                                          (3)
                                                         --------    --------

                                                           (1,070)       (255)
                                                         --------    --------

NET INCOME (LOSS)                                        $ (1,385)   $     15
                                                         --------    --------
                                                         --------    --------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic                                                       3,364       3,044
                                                         --------    --------
                                                         --------    --------
EARNINGS (LOSS) PER COMMON SHARE
Basic                                                    $  (0.41)   $   0.00
                                                         --------    --------
                                                         --------    --------
COMPREHENSIVE INCOME (LOSS)

NET INCOME (LOSS)                                        $ (1,385)   $     15

OTHER COMPREHENSIVE INCOME, foreign currency
  translation adjustment                                      522
                                                         --------    --------

COMPREHENSIVE INCOME (LOSS)                              $   (863)    $    15
                                                         --------    --------
                                                         --------    --------


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                     Three Months Ended March 31, 1999 and 1998
                                 (in thousands)

                                                                     1999             1998
                                                                   --------         --------


CASH FLOWS FROM OPERATING ACTIVITIES                               $     53         $      7
                                                                   --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of 21st Century Resorts and Casino de Zaragoza                        (11,850)
  Purchases of property and equipment                                  (385)
                                                                   --------         --------

NET CASH USED IN INVESTING ACTIVITIES                                  (385)         (11,850)
                                                                   --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Debt issuance costs                                                                 (1,452)
  Proceeds from short-term debt                                                          775
  Payments of short-term debt                                           (56)
  Proceeds from long-term debt                                                        17,000
  Payments of long-term debt                                                          (1,320)
                                                                   --------         --------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                     (56)          15,003
                                                                   --------         --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                (181)
                                                                   --------         --------

NET INCREASE (DECREASE) IN CASH                                        (569)           3,160

CASH
  Beginning of period                                                 1,955              198
                                                                   --------         --------
  End of period                                                    $  1,386         $  3,358
                                                                   --------         --------
                                                                   --------         --------



      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

1.       Unaudited Statements.

         The accompanying condensed consolidated financial statements of Trans World Gaming Corp. (the "Company" or "TWG") as of March 31, 1999 and for the three months ended March 31, 1999 and 1998 are unaudited and reflect all adjustments of a normal and recurring nature to present fairly the financial position, results of operations and cash flows for the interim periods. These unaudited condensed, consolidated financial statements have been prepared by the Company pursuant to the instructions to Form10-QSB. Pursuant to such instructions, certain financial information and footnote disclosures normally included in such financial statements have been condensed or omitted.

         These unaudited condensed, consolidated financial statements should be read in conjunction with the audited, consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and plan of operations, contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results for the entire year ending December 31, 1999.

2. Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share incorporates the dilutive effect of common stock equivalents on an average basis during the period. The Company's common stock equivalents currently include stock options and warrants. Dilutive earnings (loss) per common share has not been presented for the three month periods ended March 31, 1999 and 1998 since the inclusion of common stock equivalents either did not have a material effect on basic earnings
         (loss) per common share or would have been antidilutive.

3. Segment information listed below reflects the two principal business units of the Company during the three months ended March 31, 1999. Each segment is managed according to the products or services that are provided to the respective customers and information is reported on the basis of reporting to the Company's chief operating decision maker.


                                   GAMING     TRUCKSTOP     OTHER     CONSOLIDATED
                                   ------     ---------     -----     ------------
Revenues                          $ 3,035      $ 1,478      $ 202       $ 4,715

Interest expense                      689          144         47       $   880
Depreciation and amortization         697           70         22       $   789



         During the three months ended March 31, 1999, the Company operated principally in three geographic areas: the United States, the Czech Republic and Spain. The following table presents information about the Company by geographic area. There were no material amounts of sales or transfers among geographic areas.


                           UNITED      CZECH
                           STATES     REPUBLIC     SPAIN     OTHER     ELIMINATIONS     CONSOLIDATED
                           ------     --------     -----     -----     ------------     ------------

Revenues                  $ 1,478     $  2,166    $ 1,070    $ 422       $ (421)          $  4,715

Long-Lived Assets               7       10,224      5,313      417                        $ 15,961



         During the three months ended March 31, 1998, the Company's principal operating segment was the video poker operations, which operated in the United States. Accordingly, operating segment and geographic segment information is not presented for 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATION

THREE MONTHS ENDED MARCH 31, 1999 AND 1998

The Company's revenues totaled $4.715 million for the three months ended March 31, 1999 compared to $1.569 million for the same period in 1998, an increase of $3.146 million mostly due to new business acquisitions in the second quarter of 1998. Revenues generated by the Company's international operations were $3.035 million for the three months ended March 31, 1999. Revenues from Louisiana, mainly at the Gold Coin Video Parlor, decreased by $96,000.

Total operating results show a net loss of $1.385 million for the three months ended March 31, 1999, representing a $1.400 million decrease from the net income of $15,000 for the three months ended March 31, 1998. However, the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA"), decreased by $87,000 from the three months ended March 31, 1998, totaling $284,000 for the three months ended March 31, 1999.

On March 31,1998, the Company acquired 21st Century Resorts a.s., ("Resorts"), a Czech Republic joint stock company, which operates two casinos in the Czech Republic and is constructing a third. Revenues from Resorts for the three months ended March 31, 1999 totaled $2.084 million.

On April 17, 1998, the Company acquired Casino de Zaragoza, S.A., ("Casino de Zaragoza" or "CDZ") a company incorporated in Zaragoza, Spain that holds an exclusive gaming license in the Region of Aragon. Revenues from CDZ for the three months ended March 31, 1999 were $951,000.

As a result of the acquisitions of Resorts and CDZ, total costs and expenses increased from $1.299 million for the three months ended March 31, 1998 to $5.031 million for the three months ended March 31, 1999, an increase of $3.731 million.

Video poker operations in Louisiana recorded direct costs of $275,000 for the three months ended March 31, 1999, which increased by 14.6% from the costs of $240,000 during the comparable 1998 quarter. Retail expenses at the Woodlands truck stop decreased approximately $165,000, or 32.4%, due primarily to a decrease in direct costs associated with decreased fuel sales.

Interest expense increased by $625,000 to $880,000 for the three months ended March 1999 from $255,000 for the comparable quarter in 1998. This increase is attributable primarily to the $17 million of debt incurred in the March 1998 private placement.


LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital, defined as current assets minus current liabilities, decreased $.324 million to a deficit of $3.603 million at March 31, 1999 from a working capital deficit of $3.279 million at December 31, 1998.

The Company believes, although there can be no assurance, that existing cash and anticipated cash flows from current operations will be sufficient to satisfy its on-going operations, liquidity and capital requirements for the next twelve months. However, the Company will require additional debt and/or equity financing in order to consummate certain planned expansion and acquisitions as described under "Plan of Operations", below.

PLAN OF OPERATIONS

On April 1, 1998, the Company issued a press release announcing the acquisition of Resorts. In connection with the announcement, TWG stated that a third casino in Znojmo, Czech Republic is planned to open during the first quarter of 2000 assuming that all required permissions and approvals are received. The Company will require financing of approximately $1.8 to $2.0 million to equip the Znojmo facility. The Company believes, although there can be no assurance, that financing should be available to the Company and Trans World Gaming International U.S. Corporation ("TWGI").

On April 17, 1998, the Company issued a press release announcing the acquisition of 90% of the Casino de Zaragoza. TWG acquired 90% of the outstanding stock of CDZ for approximately $780,000 and CDZ assumed outstanding debt obligations of CDZ totaling approximately $4.8 million. The Company anticipates that permission will be granted by the appropriate Spanish government authorities that will enable TWG to move to a more favorable location. If the Company decides to recapitalize, lease, build and equip a facility in a new location, it is anticipated that it may require financing of approximately $4.0 million. The Company expects, although there can be no assurance, that financing will be available to TWG.

In the event that financing is not available for the casino in Znojmo, recapitalization and build-out of CDZ and the new casino in Zaragoza, it would have a material adverse effect on the future profitability of TWG.

TWG management will continue to develop marketing and operational strategies designed to increase attendance and revenues at its existing locations in the Czech Republic and Spain. The Company has acquired land near the German border near Ceska Kubice, at Folmava, Czech Republic, and is planning to build a casino to replace its existing facility in Ceska Kubice. Management believes that the new location would be more accessible to its main target market in Germany and will result in improved attendance and play. TWG also plans to transfer excess slot machines from Ceska Kubice and Rozvadov to its new location in Znojmo, thereby minimizing investment. Pre-opening advertisements are planned for both Znojmo and CDZ and gala grand openings are scheduled for each location.

In November 1996, residents in 35 parishes in Louisiana, including the two parishes in which the Gold Coin and the Toledo Palace are located, voted to discontinue video poker effective June 30, 1999. Both of the Company's video poker locations closed as of July 1, 1999.The Company is currently involved in litigation to overturn the voter referendum. See Part II, Item 1 - "Legal Proceedings." No assurances can be given that such litigation will be successful.

At this time, the Company has operations in the Czech Republic, Spain and Bishkek, Kyrgyzstan, but no U.S. gaming operations.

Management of the Company continues to seek other opportunities both within and outside of the United States. There can be no assurance that management will be successful in identifying such opportunities, financing such acquisitions or investments or implementing such transactions. The failure to so do may have a material adverse effect upon the Company's financial condition, results of operations or cash flows.

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

On May 22, 1998, the Company entered into a settlement relating to the Prime Agreement. (See Item 1 of the Form 10KSB for December 31, 1998 - "Description of Business - General Development of Business").

The Company currently is involved as a plaintiff, through its Chrysolith affiliate, in litigation challenging the Louisiana Voter Mandate. (See Part I.,
Item 1 of the Form 10KSB for December 31, 1998 - "Description of Business Regulations and Licensing -Louisiana Gaming Reform").

The Company is not currently involved in any other material legal proceeding nor was it involved in any other material litigation during the quarter and March 31, 1999.


ITEM 2.  CHANGES IN SECURITIES

         (a) - (d)  None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company has, from time to time, been in technical default of certain amended indentures issued in connection with the Resorts acquisition ("Amended Indentures"). The Company has relied upon the forbearance and waivers from a majority interest of the holders of the senior notes issued pursuant to such amended indentures. Value Partners, Ltd., a Texas limited partnership ("Value Partners") represents a majority in interest of the holders of the senior notes. The Company has borrowed other amounts from Value Partners from time to time (some of which have been in technical default for which forbearance or waivers have been granted) and may seek to borrow additional funds, or obtain equity investments, from Value Partners in the future.

During the quarter ended March 31, 1999, the Company was in technical default of, and had not timely paid a $1.0 million loan from Value Partners, which was due on September 15, 1998 (the "Value Partners Loan") and is currently negotiating an extension of the Value Partners Loan. On July 30, 1999, the Company received from Value Partners a waiver of such default and a waiver of the cross defaults on the Amended Indentures, until January 1, 2000 (except for future payment defaults on the Amended Indentures) by the majority in interest of the holders of the senior notes. Value Partners also granted an extension of the Value Partners Loan until January 1, 2000 with the understanding that the Company and Value Partners will work in good faith to renegotiate the loan terms prior to August 31, 1999. A default by the Company on this loan (or any loan) would result in a default on all of the Company's debt instruments and would have a material adverse effect on the Company's financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 10-QSB

         a.    Exhibits

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

  4.2     Specimen Redeemable Common Stock Purchase          Incorporated by reference to Exhibit 4.2
          Warrant                                            contained in the registration statement on
                                                             Form SB-2 (File No. 33-85446-A).

  4.3     Form of Warrant Agreement                          Incorporated by reference to Exhibit 4.3
                                                             contained in the registration statement on
                                                             Form SB-2 (File No. 33-85446-A).

  4.4     Confidential Private Placement Memorandum dated    Incorporated by reference to Exhibit 4.4
          June 17, 1996                                      contained in Form 10-KSB for the fiscal year
                                                             ended December 31, 1996. (File No. 0-25244)

  4.5     Supplement No. 1 dated January 14, 1997 to         Incorporated by reference to Exhibit 4.5
          Confidential Private Placement Memorandum dated    contained in Form 10-KSB for the fiscal year
          June 17, 1996                                      ended December 31, 1996. (File No. 0-25244)

  4.6     Indenture dated as of November 1, 1996             Incorporated by reference to Exhibit 4.6
          between the Company and Trans World Gaming         contained in Form 10-KSB for the fiscal year
          of Louisiana, Inc., as Issuer, and U.S. Trust      ended December 31,1996. (File No. 0-25244)
          Company of Texas, N.A., as Trustee

  4.7     Form of 12% Secured Convertible Senior Bond        Incorporated by reference to Exhibit 4.7
          due June 30, 1999                                  contained in Form 10-KSB for the fiscal year
                                                             ended December 31, 1996. (File No. 0-25244)

  4.8     Form of Warrant to Purchase Common Stock           Incorporated by reference to Exhibit 4.8
          Dated July 1, 1996                                 contained in Form 10-KSB for the fiscal year
                                                             ended December 31, 1996. (File No. 0-25244)

  4.9     Form of Warrant for Purchase of Shares of          Incorporated by reference to Exhibit 4.9
          Common Stock dated January 1, 1997                 contained in Form 10-KSB for the fiscal year
                                                             ended December 31, 1996. (File No. 0-25244)

 4.10     Form of Non-Negotiable Promissory Note dated       Incorporated by reference to Exhibit 4.10
          January 1, 1997                                    contained in Form 10-KSB for the fiscal year
                                                             ended December 31, 1996. (File No. 0-25244)

 4.11     First Amended Senior Secured Promissory Note       Incorporated by reference to Exhibit 4.11
          dated December 19, 1997                            contained in Form 10-KSB for the fiscal year
                                                             ended December 31, 1997 filed on March 30,
                                                             1998. (File No. 0-25244)

 4.12     Form of Warrant for Purchase of Shares of          Incorporated by reference to Exhibit 4.12
          Common Stock dated January 15, 1998                contained in Form 10-KSB for the fiscal year
                                                             ended December 31, 1997 filed on March 30,


ITEM NO.  ITEM                                               METHOD OF FILING
--------  ----                                               ----------------
                                                             1998. (File No. 0-25244)

 4.13     Lenders Waiver and Option Agreement dated          Incorporated by reference to Exhibit 4.13
          March 9, 1998                                      contained in Form 10-KSB for the fiscal year
                                                             ended December 31, 1997 filed on March 30,
                                                             1998. (File No. 0-25244)

 4.14     Indenture dated March 31, 1998 among the           Incorporated  by reference to Exhibit 4(I)
          Company, TWG International U.S. Corporation,       contained in the Form 8-K filed on April 14,
          TWG Finance Corp. and U.S. Trust Company of        1998 (File No. 0-25244)
          Texas, N.A.

 4.15     Series C Warrant to Purchase Common Stock          Incorporated by reference to Exhibit 4(II)
          dated March 31, 1998                               contained in the Form 8-K filed on April 14,
                                                             1998 (File No. 0-25244)

 4.16     Indenture dated March 31, 1998 between TWG         Incorporated by reference to Exhibit 4(III)
          International U.S. Corporation and U.S. Trust      contained in the Form 8-K filed on April 14,
          Company of Texas, N.A.                             1998 (File No. 0-25244)

 4.17     Consent to Amend Indenture, Bonds and Warrants     Incorporated by reference to Exhibit 4(IV)
          dated March 25, 1998 by and between the            contained in the Form 8-K filed on April 14,
          Company, Trans World Gaming of Louisiana  Inc.,    1998 (File No. 0-25244)
          U.S. Trust Company of Texas, N.A., and certain
          individuals

 4.18     First Amended Indenture dated March 31, 1998       Incorporated  by reference to Exhibit 4(V)
          among the Company, TWGLa and U.S. Trust Company    contained in the Form 8-K filed on April 14,
          of Texas, N.A.                                     1998 (File No. 0-25244)

 4.19     Series A Warrant to Purchase Common Stock dated    Incorporated by reference to Exhibit 4(VI)
          March 31, 1998                                     contained in the Form 8-K filed on April 14,
                                                             1998 (File No. 0-25244)

 4.20     Series B Warrant to Purchase Common Stock          Incorporated by reference to Exhibit 4(VII)
          dated March 31, 1998                               contained in the Form 8-K filed on April 14,
                                                             1998 (File No. 0-25244)

 4.21     Agreement to Amend Warrants dated March 31,        Incorporated by reference to Exhibit 4(VIII)
          1998 among the Company and the named Holders       contained in the Form 8-K filed on April 14,
                                                             1998 (File No. 0-25244)

 4.22     Series D Warrant to Purchase Common Stock          Incorporated by reference to Exhibit 4(IX)
          dated March 31, 1998                               contained in the Form 8-K filed on April 14,
                                                             1998 (File No. 0-25244)

 4.23     Lender's Waiver dated July 30, 1999                Filed herewith

 10.1     Agreement for Exchange of Shares dated July 12,    Incorporated by reference to Exhibit 10.1
          1994, between the Company and the                  contained in the registration statement on
          shareholders of Lee Young Enterprises, Inc.        Form SB-2 (File No. 33-85446-A).

 10.2     Asset Purchase Agreement dated as of September     Incorporated by reference to Exhibit 10.2
          21,1994, between the Company and Prime             contained in the registration statement on
          Properties, Inc.                                   Form SB-2 (File No. 33-85446-A).

 10.3     Agreement of Sale dated as of September 21,        Incorporated by reference to Exhibit 10.3
          1994,between the Company and Prime Properties,     contained in the registration statement on
          Inc.                                               Form SB-2 (File No. 33-85446-A).

 10.4     Form of Lease between Prime Properties, Inc.        Incorporated by reference to Exhibit 10.4
          and the Company.                                   contained in the registration statement on
                                                             Form SB-2 (File No. 33-85446-A).

 10.5     Agreement dated September 21, 1994, among          Incorporated by reference to Exhibit 10.5
          Chrysolith,  LLC, Prime Properties, Inc.,          contained in the registration statement on
          Monarch Casinos, Inc. of  Louisiana,               Form SB-2 (File No. 33-85446-A).
          ("Monarch") and the Company.

 10.6     Asset Purchase Agreement dated September 21,       Incorporated  by reference to Exhibit 10.6
          1994, between Chrysolith L.L.C. and Monarch        contained in the registration statement on



ITEM NO.  ITEM                                               METHOD OF FILING
--------  ----                                               ----------------

          1994, between Chrysolith L.L.C. and Monarch        contained in the registration statement on
                                                             Form SB-2 (File No. 33-85446-A).

 10.7     Lease (with option) dated May 10, 1994 among       Incorporated by reference to Exhibit 10.7
          Lula Miller, Inc., Charles A. Jones III and        contained in the registration statement on
          Kelly McCoy Jones, as Lessor, and Monarch, as      Form SB-2 (File No. 33-85446-A).
          Lessee.

 10.8     Offer to Purchase dated October 4, 1994, among     Incorporated by reference to Exhibit 10.8
          Trans World Gaming of Louisiana, Inc., Monarch,    contained in the registration statement on
          Lula Miller, Inc., Charles A. Jones III and        Form SB-2 (File No. 33-85446-A).
          Kelly  McCoy Jones.

 10.9     Memorandum of Agreement dated March 18, 1994,      Incorporated by reference to Exhibit 10.9
          between the Company and Yves Gouhier and           contained in the registration statement on
          Camille Costard to acquire shares of Casino        Form SB-2 (File No. 33-85446-A).
          Cherbourg S.A., as amended (English
          translation, except amendment is in French.)

10.10     Shareholder Agreement dated April 7, 1994,         Incorporated by reference to Exhibit 10.10
          between the Company and Michael A. Edwards, as     contained in the registration statement on
          the shareholders of Monarch                        Form SB-2 (File No. 33-85446-A).

10.11     Employment Agreement dated March 6, 1996           Incorporated by reference to Exhibit 10.11
          between the Company and Stanley Kohlenberg         contained in the Form 10-KSB for the
                                                             fiscal year ended December 31, 1995
                                                             (File No. 0-25244).

10.12     Employment Agreement between the Company and       Incorporated by reference to Exhibit 10.12
          Dominick J. Valenzano                              contained in the registration statement on
                                                             Form SB-2 (File No. 33-85446-A).

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

10.16     Collateral Mortgage relating to the Woodlands      Incorporated by reference to Exhibit 10.16
          Travel Plaza.                                      contained in the registration statement on
                                                             Form SB-2 (File No. 33-85446-A).

10.17     Operating Agreement dated as of December 22,       Incorporated by reference to Exhibit 10.17
          1994 Gold Coin.                                    contained between the Company and Chrysolith
                                                             relating to the in the Form 10-KSB for the
                                                             fiscal year ended December 31, 1994
                                                             (File No. 0-25244).

10.18     Note in principal amount $75,000 payable by        Incorporated by reference to Exhibit 10.18
          Monarch (and assumed by the Company).              contained in the Form 10-KSB for the fiscal
                                                             year ended December 31, 1994 (File No. 0-25244).

10.19     Lease Agreement dated May 1, 1993 between          Incorporated by reference to Exhibit 10.19
          National Auto/Truck Stops, Inc. and Prime          contained in the Form 10-KSB for the fiscal
          Properties with respect to the 76 Plaza            year ended December 31, 1995 (File No. 0-25244).



ITEM NO.  ITEM                                               METHOD OF FILING
--------  ----                                               ----------------

10.20     Agreement and General Release dated as of          Incorporated by reference to Exhibit 10.20
          March 6, 1996 between the Company and              contained in the Form 10-KSB for the fiscal
          R. K. Merkey.                                      year ended December 31, 1995 (File No. 0-25244).


10.21     Forbearance Agreement dated January 19, 1996       Incorporated by reference to Exhibit 10.21
          between the Company and Chrysolith                 contained in the Form 10-KSB for the fiscal
                                                             year ended December 31, 1995 (File No.
                                                             0-25244).

10.22     Letter Agreement dated January 30, 1996 between    Incorporated by reference to Exhibit 10.22
          the Company and Chrysolith regarding               contained in the Form 10-KSB for the fiscal
          forbearance payments                               year ended December 31, 1995 (File No. 0-25244).

10.23     Consulting Agreement dated January 1, 1997         Incorporated by reference to Exhibit 10.23
          between the Company and Stanley Kohlenberg         contains in Form 10-KSB for the fiscal year
                                                             ended December 31, 1996 (File No. 0-25244).

10.24     Employment Agreement dated December 26, 1996       Incorporated by reference to Exhibit 10.24
          between the Company and Andrew Tottenham           contains in Form 10-KSB for the fiscal year
                                                             ended December 31, 1996 (File No. 0-25244).

10.25     Employment Agreement date February 1, 1997         Incorporated by reference to Exhibit 10.25
          between the Company and Christopher Moore          contains in Form 10-KSB for the fiscal year
                                                             ended December 31, 1996 (File No. 0-25244).

10.26     Cancellation Agreement dated as of October 3,      Incorporated by reference to Exhibit 10.26
          1996 between the Company and Mid-City Associates   contained in the Form 10-KSB for the fiscal
                                                             year ended December 31, 1996 (File No. 0-25244).

10.27     Agreement of Lease dated as of October 2, 1996     Incorporated by reference to Exhibit 10.27
          between the Company and Mid-City Associates        contained in the Form 10-KSB for the fiscal
                                                             year ended December 31, 1996 (File No. 0-25244).

10.28     Stock Purchase Agreement dated as of January 1,    Incorporated by reference to Exhibit 10.28
          1997 among the Company, Andrew Tottenham           contained in the Form 10-KSB for the fiscal
          and Robin Tottenham                                year ended December 31, 1996 (File No. 0-25244).

10.29     Employment Agreement dated April 15, 1997          Incorporated by reference to Exhibit 10.29
          between Company and James Hardman                  contained in Form 10-KSB for the fiscal year
                                                             ended December 31, 1997 filed on March 30,
                                                             1998. (File No. 0-25244)

10.30     Stock Purchase Agreement dated as of January 20,   Incorporated by reference to Exhibit 10.30
          1998 between the Company and 21st Century          contained in Form 10-KSB for the fiscal year
          Resorts                                            ended December 31, 1997 filed on March 31,
                                                             1998. (File No. 0-25244)

10.31     Form of the Subscription Agreement for the         Incorporated by reference to Exhibit 10.31
          Private Placement                                  contained in Form 10-KSB for the fiscal year
                                                             ended December 31, 1997 filed on March 31,
                                                             1998. (File No. 0-5244)

10.32     Escrow Agreement dated March 17, 1998 among the    Incorporated by reference to Exhibit 10.32
          Company, TWG Finance Corp.,                        contained in Form 10-KSB for the fiscal year



ITEM NO.  ITEM                                               METHOD OF FILING
--------  ----                                               ----------------
          TWG International U.S. Corporation as Issuer and   ended December 31, 1997 filed on March 30,
          U.S. Trust Company of Texas, N.A., as Trustee      1998. (File No. 0-25244)


10.33     Consulting Agreement between Chrysolith, L.L.C.    Incorporated by reference to Exhibit 10
          and Lee Young dated January 1, 1997                contained in the Form 10-QSB for the quarter
                                                             ended June 30, 1996 filed on August 14, 1996
                                                             (File No. 0-25244)

10.34     Purchase Agreement dated as of April 15, 1997      Incorporated by reference to Exhibit 10.34
          among the Company, James R. Hardman, Jr. and       contained in the Form 10-Q for the quarter
          Multiple Application Tracking System               ended March 31, 1997, filed on May 9, 1997
                                                             (File No. 0-25244)

10.35     License Agreement dated as of April 15, 1997       Incorporated by reference to Exhibit 10.35
          between the Company and James R. Hardman, Jr.      contained in the Form 10-Q for the quarter
                                                             ended March 31, 1997, filed on May 9, 1997
                                                             (File No. 0-25244)

10.36     Loan Agreement dated June 11, 1997 between the     Incorporated by reference to Exhibit 10.36
          Company and Value Partners                         contained in the Form 8-K filed on June 17,
                                                             1997 (File No. 0-25244)

10.37     $350,000 Senior Promissory Note dated June 11,     Incorporated by reference to Exhibit 10.37
          1997                                               contained in the Form 8-K filed on June 17,
                                                             1997 (File No. 0-25244)

10.38     Joint Activity Agreement dated March 31, 1997      Incorporated  by reference to Exhibit 10.38
          between Mr. Mahmud  Avdiyev and  Tottenham &       contained in the Form 8-K filed on June 17,
          Co., d/b/a ART marketing Ltd.                      1997 (File No. 0-25244)

10.39     Loan Agreement dated October 27, 1997, between     Incorporated by reference to Exhibit 10.39
          Value Partners, and the Company                    contained in the Form 10-QSB for the quarter
                                                             ended September 30, 1997, filed on November
                                                             12, 1997 (File No. 0-25244)

10.40     $262,500 Senior Promissory Note dated October      Incorporated by reference to Exhibit 10.40
          27, 1997                                           contained in the Form 10-QSB for the quarter
                                                             ended September 30, 1997, filed on November
                                                             12, 1997 (File No. 0-25244)

10.41     Warrant to Purchase Common Stock dated             Incorporated by reference to Exhibit 10.41
          November 27, 1997                                  contained in the Form 10-QSB for the quarter
                                                             ended September 30, 1997, filed on November
                                                             12, 1997 (File No. 0-25244)

10.42     Employment Agreement between the Company and       Incorporated by reference to Exhibit 10.42
          Rami S. Ramadan dated July 12, 1999                contained in the Form 8-K filed on July 13,
                                                             1999 (File No. 0-25244)

10.43     Severance Agreement between the Company and        Incorporated by reference to Exhibit 10.43
          Stanley Kohlenberg dated May 23, 1999              contained in the Form 8-K filed on July 13,
                                                             1999 (File No. 0-25244)

10.44     Severance Agreement among the Company, Trans       Incorporated by reference to Exhibit 10.44
          World Gaming of Louisiana, TWG International       contained in the Form 8-K filed on July 13,
          U.S. Corporation and TWG Finance Corp. and         1999 (File No. 0-25244)
          Dominick J. Valenzano dated July 12, 1999



ITEM NO.  ITEM                                               METHOD OF FILING
--------  ----                                               ----------------
10.46     Form of Lease Agreement between London             Incorporated by reference to Exhibit 10.46
          Investments s.r.o. and the Company                 contained in the Form 10KSB filed on August
                                                             3, 1999, (File No.0-25244)

27.1      Financial Data Schedule                            Filed herewith


        b.       Reports on Form 8-K

         During the quarter ended March 31, 1999, the Company filed a Periodic Report on Form 8-K on February 25, 1999. This Periodic Report related to the resignation of Pannell Kerr Forster PC as the Company's independent auditor and the selection and appointment of Rothstein Kass & Company, P.C. ("RKC") as the Company's new independent auditor. RKC agreed to perform an audit of the Company for the year ended December 31, 1998 and was also appointed to perform an audit of the Company for the year ending December 31, 1999.










                                   SIGNATURES

In accordance with the requirements of Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







                                                    TRANS WORLD GAMING CORP.



Date:    August 19, 1999                            By: /s/ RAMI S. RAMADAN
                                                        -----------------------
                                                        Chief Executive Officer