Form 10QSB
period 1999-06-30
TRANS WORLD GAMING CORP
filed 1999-08-30
CIK 914577

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB




/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934


                  For the quarterly period ended June 30, 1999



     / / TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT


                FOR THE TRANSITION PERIOD FROM            TO                   .
                                               -----------    -----------------

                          COMMISSION FILE NO.: 0-25244
                               --------------------



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



         Issuer's telephone number, including area code: (212) 563-3355




                              --------------------

         Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES / / NO /x/

         Shares of the Registrant's Common Stock, par value $.001, outstanding as of August 26, 1999: 3,364,000

Transitional Small Business Disclosure Format (check one):        YES / / NO /x/
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES

                                   FORM 10-QSB


                       FOR THE QUARTER ENDED JUNE 30, 1999


                                      INDEX


                         PART I - FINANCIAL INFORMATION



                                                                                        PAGE
                                                                                        ----
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         CONDENSED CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 1999                         1

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS           2
         FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 1999 AND 1998

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX AND THREE            3
            MONTHS ENDED JUNE 30, 1999 AND 1998

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                             4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                        5

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                                9

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                                       10

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                                 10

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                             10

ITEM 5.  OTHER INFORMATION                                                               10

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                10

ITEM 7.  SIGNATURES                                                                      17



                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
                                  June 30, 1999
                    (in thousands, except for per share data)

                                     ASSETS

CURRENT ASSETS:
   Cash                                                                          $            1,908
   Accounts receivable, less allowance for doubtful accounts of $273                            177
   Prepaid expenses and other current assets                                                  1,172
                                                                                 -------------------
      TOTAL CURRENT ASSETS                                                                    3,257
                                                                                 -------------------
PROPERTY AND EQUIPMENT, less accumulated depreciation and amortization of $762                4,236
                                                                                 -------------------
OTHER ASSETS:

   Goodwill and other intangible assets, less accumulated
    amortization of $3,030                                                                   11,370
   Deposits and other assets                                                                    405
                                                                                 -------------------
                                                                                             11,775
                                                                                 -------------------
                                                                                 $           19,268
                                                                                 -------------------
                                                                                 -------------------


                        LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

   Short-term debt                                                               $            1,000
   Accounts payable                                                                           3,401
   Accrued expenses and other current liabilities                                             2,286
                                                                                 -------------------

   TOTAL CURRENT LIABILITIES                                                                  6,687
                                                                                 -------------------

LONG-TERM LIABILITIES:

   Long-term debt                                                                            17,968
   Other long-term liabilities                                                                5,147
                                                                                 -------------------

                                                                                             23,115
                                                                                 -------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
   Preferred stock, $.001 par value, 2,000 shares authorized, none issued
   Common stock $.001 par value, 50,000 shares authorized,
    3,364 shares issued and outstanding                                                           3
   Additional paid-in capital                                                                 9,136
   Stock warrants outstanding                                                                 5,237
   Accumulated other comprehensive income                                                       899
   Accumulated deficit                                                                      (25,809)
                                                                                 -------------------

TOTAL STOCKHOLDERS' DEFICIT                                                                 (10,534)
                                                                                 -------------------

                                                                                 $           19,268
                                                                                 -------------------
                                                                                 -------------------

       SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       AND COMPREHENSIVE LOSS (Unaudited)
                Six and Three Months Ended June 30, 1999 and 1998
                    (in thousands, except for per share data)



                                                           Six Months Ended June 30,
                                                          1999                  1998
                                                    ------------------    ------------------

REVENUES                                            $           9,589     $           6,358
                                                    ------------------    ------------------

COSTS AND EXPENSES

  Cost of revenues                                              4,498                 4,845
  Depreciation and amortization                                 1,577                   920
  Selling, general and administrative                           3,363                   979
  Write-offs                                                       75
                                                    ------------------    ------------------
                                                                9,513                 6,744
                                                    ------------------    ------------------
INCOME (LOSS) FROM OPERATIONS                                      76                  (386)
                                                    ------------------    ------------------
OTHER INCOME (EXPENSE):

  Interest expense                                             (1,817)               (1,121)
  Foreign exchange gain (loss)                                   (174)
  Other                                                            (3)
                                                    ------------------    ------------------
                                                               (1,994)               (1,121)
                                                    ------------------    ------------------
LOSS BEFORE INCOME TAXES                                       (1,918)               (1,507)

INCOME TAXES                                                                            101
                                                    ------------------    ------------------
NET LOSS                                             $         (1,918)     $         (1,608)
                                                    ------------------    ------------------
                                                    ------------------    ------------------

WEIGHTED AVERAGE OF
       COMMON SHARES OUTSTANDING
  Basic                                                         3,364                 3,044
                                                    ------------------    ------------------
                                                    ------------------    ------------------

LOSS PER COMMON SHARE
  Basic                                              $          (0.57)     $          (0.53)
                                                    ------------------    ------------------
                                                    ------------------    ------------------

COMPREHENSIVE LOSS

NET LOSS                                            $          (1,918)    $          (1,608)

OTHER COMPREHENSIVE INCOME, foreign currency
  translation adjustment                                          787
                                                    ------------------    ------------------

COMPREHENSIVE LOSS                                  $          (1,131)    $          (1,608)
                                                    ------------------    ------------------
                                                    ------------------    ------------------



                                                       Three Months Ended June 30,
                                                        1999                   1998
                                                 -------------------   -------------------

REVENUES                                         $            4,874    $            4,789
                                                 -------------------   -------------------

COSTS AND EXPENSES

  Cost of revenues                                            2,043                 3,857
  Depreciation and amortization                                 788                   802
  Selling, general and administrative                         1,577                   769
  Write-offs                                                     75
                                                 -------------------   -------------------
                                                              4,482                 5,428
                                                 -------------------   -------------------
INCOME (LOSS) FROM OPERATIONS                                   392                  (639)
                                                 -------------------   -------------------
OTHER INCOME (EXPENSE):

  Interest expense                                             (937)                 (838)
  Foreign exchange gain (loss)                                   13
  Other
                                                 -------------------   -------------------

                                                               (924)                 (838)
                                                 -------------------   -------------------
LOSS BEFORE INCOME TAXES                                       (532)               (1,477)

INCOME TAXES                                                                          101
                                                 -------------------   -------------------
NET LOSS                                          $            (532)    $          (1,578)
                                                 -------------------   -------------------
                                                 -------------------   -------------------

WEIGHTED AVERAGE OF
       COMMON SHARES OUTSTANDING
  Basic                                                       3,364                 3,044
                                                 -------------------   -------------------
                                                 -------------------   -------------------

LOSS PER COMMON SHARE
  Basic                                           $           (0.16)    $           (0.52)
                                                 -------------------   -------------------
                                                 -------------------   -------------------

COMPREHENSIVE LOSS

NET LOSS                                         $             (532)   $           (1,578)

OTHER COMPREHENSIVE INCOME, foreign currency
  translation adjustment                                        265
                                                 -------------------   -------------------

COMPREHENSIVE LOSS                               $             (268)   $           (1,578)
                                                 -------------------   -------------------
                                                 -------------------   -------------------



     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Unaudited) Six Months Ended June 30,
                                  1999 and 1998
                    (in thousands, except for per share data)


                                                                                           1999                  1998
                                                                                    ------------------    ------------------

CASH FLOWS FROM OPERATING ACTIVITIES                                                            $ 895                $ (370)
                                                                                    ------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of 21st Century Resorts and Casino de Zaragoza                                                       (12,754)
  Property and equipment purchases and deposits                                                  (699)                 (642)
                                                                                    ------------------    ------------------

NET CASH USED IN INVESTING ACTIVITIES                                                            (699)              (13,396)
                                                                                    ------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term debt                                                                                       1,250
  Payments of short-term debt                                                                     (56)
  Proceeds from long-term debt                                                                                       17,525
  Payments of long-term debt                                                                                         (1,441)
                                                                                    ------------------    ------------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                               (56)               17,334
                                                                                    ------------------    ------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                          (187)
                                                                                    ------------------    ------------------

NET INCREASE (DECREASE) IN CASH                                                                   (47)                3,568

CASH
  Beginning of period                                                                           1,955                   198
                                                                                    ------------------    ------------------

  End of period                                                                     $           1,908     $           3,766
                                                                                    ------------------    ------------------
                                                                                    ------------------    ------------------










     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)


1.       Unaudited Statements.

         The accompanying condensed consolidated financial statements of Trans World Gaming Corp. (the "Company" or "TWG") as of June 30, 1999 and for the six and three months ended June 30, 1999 and 1998 are unaudited and reflect all adjustments of a normal and recurring nature to present fairly the financial position, results of operation and cash flows for the interim periods. These unaudited condensed, consolidated financial statements have been prepared by the Company pursuant to the instructions to Form10-QSB. Pursuant to such instructions, certain financial information and footnote disclosures normally included in such financial statements have been condensed or omitted.

         These unaudited condensed, consolidated financial statements should be read in conjunction with the audited, consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and plan of operations, contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. The results of operations for the six and three months ended June 30, 1999 are not necessarily indicative of the results for the entire year ending December 31, 1999.

2. Basic earnings or (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share incorporates the dilutive effect of common stock equivalents on an average basis during the period. The Company's common stock equivalents currently include stock options and warrants. Dilutive earnings or
         (loss) per common share has not been presented for the six and three month periods ended June 30, 1999 and 1998 since the inclusion of common stock equivalents would have been antidilutive.

3. Segment information listed below reflects the two principal business units of the Company during the three and six month periods ended June 30, 1999. Each segment is managed according to the products or services that are provided to the respective customers and information is reported on the basis of reporting to the Company's chief operating decision maker.


                                                GAMING      TRUCKSTOP      OTHER       CONSOLIDATED
                                              -----------  ------------   ---------  ----------------
                                                             Three Months Ended
                                                                June 30 1999

              Revenues                           $ 3,106      $  1,469       $ 299        $    4,874
              Interest expense                       744           144          49               937
              Depreciation and amortization          694            70          24               788

                                                               Six Months Ended
                                                                June 30 1999

              Revenues                           $ 6,141      $  2,946       $ 502        $    9,589
              Interest expense                     1,433           288          96             1,817
              Depreciation and amortization        1,391           139          47             1,577

4. During the six and three months ended June 30, 1999, the Company operated principally in three geographic areas: the United States, the Czech Republic and Spain. The following table presents information about the Company by geographic area. There were no material amounts of sales or transfers among geographic areas.


                           UNITED            CZECH
                            STATES          REPUBLIC          SPAIN              OTHER   CONSOLIDATED
                            ------          --------          -----              -----   ------------

                                            Three Months Ended June 30, 1999
                                            --------------------------------


         Revenues          $1,493           $ 2,172            $1,185            $   24        $ 4,874


                                                     Six Months Ended June 30, 1999
                                                     ------------------------------

         Revenues          $2,971           $ 4,338            $2,255             $  25        $ 9,589


         Long-lived Assets      3            10,109             5,100               394         15,606



5. At the close of a special legislative session on April 19, 1996, a local option bill was passed which required the residents of each parish in the state of Louisiana to vote on the future of gambling in their parish. On November 5, 1996, the residents in Lafayette and Beauregard parishes in Louisiana, where the Company had video poker operations, were among 35 Louisiana parishes that voted to eliminate video poker (the "Voter Mandate"). As a result, the Company ceased its video poker operations on July 1, 1999 in both of those parishes. These were the only two facilities at which the Company had U.S. operations. The Company, through its Chrysolith affiliate, has joined with two video poker operators in Louisiana in challenging the vote in the courts. On January 30, 1998, the Louisiana Supreme Court unanimously denied without comment a writ application filed by Chrysolith, among others, alleging Election Code violations, effectively ending the Election Code challenge to the Voter Mandate. In May 1999, the 1st District Court in Baton Rouge decided that the 1996 election was illegal and the Voter Mandate should be overturned. In June 1999, the Louisiana Court of Appeals reversed the 1st District Court's decision. The State Supreme Court refused to hear the case and upheld the decision of the appellate court. The U.S. Supreme Court has set an October 1999 date to consider the issue. The Company cannot, as of the date hereof, predict the outcome of this litigation or when a decision relating hereto will be rendered.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 AND 1998

The Company's revenues totaled $4.874 million for the three months ended June 30, 1999, compared to $4.789 million for the same period in 1998, an increase of $85,000.

Total operating results showed a loss of $532,000 for the three months ended June 30, 1999, an improvement of $1.046 million from the previous year's loss of $1.578 million. The Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") improved by $1.131 million from the three months ended June 30, 1998, totaling $1.193 million or 24.5% as percentage of total revenue for the three months ended June 30, 1999, compared to 1.3% of total revenues for the three months ended June 30, 1998.

On March 31,1998, the Company acquired 21st Century Resorts a.s. ("Resorts"), a Czech Republic joint stock company which operates two casinos in the Czech Republic and has leased a third in Znojmo, Czech Republic, which is expected to open during the first quarter of 2000. Revenues from Resorts increased by $187,000 to $2.172 million for the three months ended June 30, 1999 compared to the three month period in 1998.

On April 17, 1998, the Company acquired Casino de Zaragoza, S.A. ("Casino de Zaragoza" or "CDZ"), a company incorporated in Zaragoza, Spain that holds an exclusive gaming license in the Region of Aragon. Revenues from CDZ were $1.185 million for the three months ended June 30, 1999 compared to $1.2 million for the three months ended June 30, 1998.

Costs of revenue and expenses decreased from $3.857 million for the three months ended June 30, 1998 to $2.043 million for the three months ended June 30, 1999, representing an improvement of $1,814 million mostly due to streamlining of CDZ operations and the government of Aragon's agreement to defer the commencement of certain tax payments.

Selling, general and administrative expenses increased by $808,000 for the three months ended June 30, 1999 when compared to the same quarter last year. The cost of marketing has increased in an attempt to increase attendance and drop at both casinos. Finally, the cost of surveillance in compliance with the new regulatory requirements has been significant.

Interest expense increased by $99,000 to $937,000 for the three months ended June 30, 1999.

SIX MONTHS ENDED JUNE 30, 1999 AND 1998

The Company's revenues totaled $9.589 million for the six months ended June 30, 1999, compared to $6.358 million for the same period in 1998, an increase of $3.231 million or 50.8%, mostly due to new business acquisitions in the second quarter of 1998. Revenues generated by the Company's international operations were $6.618 million for the six months ended June 30, 1999 and revenues from Louisiana were $2.971 million. For the six months ended June 30, 1998, revenues from international operations were $3.2 million and revenue from Louisiana was $2.0 million.

Revenues from Resorts for the six months ended June 30, 1999 totaled $4.338 million, an increase of $2.353 million when compared to the same six month period last year. Most of the revenue increase occurred during the first quarter of 1999.

Total operating results showed a net loss of $1.918 million for the six months ended June 30, 1999, representing a $327,000 increase from the net loss of $1.591 million for the six months ended June 30, 1998. However, the Company's EBITDA improved by $1.043 million from the six months ended June 30, 1998, totaling $1.476 million for the six months ended June 30, 1999.

Revenues from CDZ for the six months ended June 30, 1999 were $2.225 million an increase of $1 million when compared to the same period last year. Most of the increase occurred during the first quarter of 1999. Despite the acquisitions of Resorts and CDZ, the Company's cost of revenue decreased from $4.845 million for the six months ended June 30, 1998 to $4.498 million for the six months ended June 30, 1999, an improvement of $347,000. Reduced operating costs stemmed from the decreased costs associated with the Company's truck stop operations in Louisiana due primarily to a decrease in costs associated with the Company's fuel sales, as well as improvements in CDZ operations.

Selling, general and administrative expenses increased by $2.384 million when compared to the same period last year. Most of the increase was the direct result of increase in professional fees due to addition of new international business units in the second quarter of last year.

Interest expense increased by $696,000 to $1.817 million for the six months ended June 30, 1999. This increase is attributed primarily to the $17 million of debt incurred in the March 1998 private placement.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital, defined as current assets minus current liabilities, improved by $179,000 from the first quarter of this year, to a deficit of $3.430 at June 30, 1999. The Company's working capital deficit was $3.279 million at December 31, 1998.

The Company believes, although there can be no assurance, that existing cash and anticipated cash flows from current operations will be sufficient to satisfy its on-going operations for the next twelve months. However, the Company will require additional debt and/or equity financing in order to consummate certain planned expansion and acquisitions as described under "Plan of Operations," below.

PLAN OF OPERATIONS

On April 1, 1998, the Company issued a press release announcing the acquisition of Resorts. In connection with the announcement, TWG stated that a third casino in Znojmo, Czech Republic, is planned to open during the first quarter of 2000 assuming that all required permissions and approvals are received. The Company will require financing of approximately $1.8 to $2.0 million to equip the Znojmo facility. The Company believes, although there can be no assurance, that financing should be available to the Company.

On April 17, 1998, the Company issued a press release announcing the acquisition of 90% of the Casino de Zaragoza. TWG acquired 90% of the outstanding stock of CDZ for approximately $780,000. At the time of the acquisition, CDZ had outstanding debt totaling approximately $4.8 million. The Company anticipates that permission will be granted by the appropriate Spanish government authorities that will enable TWG to move to a more favorable location. If the Company decides to recapitalize CDZ, lease, build and equip a facility in a new location, it is anticipated that it may require financing of approximately $4.0 million.

In the event that financing is not available for the casino in Znojmo, the recapitalization of CDZ and the build-out of the new casino in Zaragoza, it would have a material adverse effect on the future profitability of TWG.

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

In November 1996, residents in 35 parishes in Louisiana, including the two parishes in which the Company's video poker parlors were located, voted to discontinue video poker effective June 30, 1999. The Company ceased its operations in Louisiana effective July 1, 1999 and is currently involved in litigation to overturn the Voter Mandate. See Part II, Item 1 - "Legal Proceedings." No assurances can be given that such litigation will be successful.

Management of the Company continues to seek other opportunities both within and outside of the United States. There can be no assurance that management will be successful in identifying such opportunities, financing such acquisitions or investments or implementing such transactions. The failure to so do may have a material adverse effect upon the Company's financial condition, and results of operations or cash flows.

YEAR 2000 CONVERSION

The Company does not believe that the Year 2000 conversion as it relates to computer applications that perform data intensive calculations beyond December 31, 1999 will have a material adverse effect on the Company's operations.

The Company uses non-customized, "off-the-shelf" accounting software programs, subscribes to a payroll processing service and maintains banking relationships with a major banking institution, all of which have indicated that the Year 2000 conversion issue as it relates to the Company has been resolved or that they are Year 2000 compliant with minor adjustments in process. The Company's contingency plan is to acquire new accounting software, change payroll service companies and change banking institutions in advance of the Year 2000 if the current suppliers do not demonstrate Y2K compliance by November 1, 1999.

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

On January 25, 1997 (prior to the Company's acquisition of 90% of CDZ), the directors of CDZ filed an application in Court of First Instance number 11 of Zaragoza to declare CDZ in temporary receivership. Temporary receivership was granted on June 23, 1997. On April 17, 1998 Aragon internal revenue service
 ("DGA") (the date of the Company's acquisition of 90% of CDZ), CDZ signed a composition with creditors, most notably the Aragon internal revenue service ("DGA"), the Spanish Social Security Authorities and the City Council of Alfajarin ("Spanish Taxing Authorities"), which set the terms of payment to the Spanish Taxing Authorities and other creditors for debts existing as of January 25, 1997. The composition with the Spanish Taxing Authorities and other creditors resulted in a debt reduction of approximately $1.7 million. This reduction was accounted for as a reduction of goodwill.

In addition, in 1998, DGA granted the Company a deferral of approximately $1.0 million in taxes on all of 1997 and some of 1998 gaming winnings. Furthermore, in April 1998, the Company reached an understanding with the Spanish Social Security Authorities to defer approximately $1.4 million related to all debts generated in 1997 and the first quarter of 1998.

         On May 22, 1998, the Company negotiated settlements (the "Settlement") by and among its subsidiary Trans World Gaming of Louisiana, Inc. ("TWGLa"), Chrysolith LLC, a joint venture 49% owned by the Company, Prime Properties, Inc. ("Prime"), the owner and operator of the truckstop which housed the Company's Gold Coin video poker parlor and National Auto Truckstops, Inc.("National"). The terms of the Settlement were as follows:
(i) TWGLa and the former owners of Prime agreed that TWGLa would make a final settlement payment to said former owners of $450,000, subject to certain deductions, noted below, (the "Settlement Payment"), (ii) the claim of National against Prime would be satisfied by: (a) liquidating the assets of Prime, (b) paying to National the funds previously placed in the registry of the court (Petition for Concursus file number 976174-D), and (c) paying to National available cash in Prime relating to the sale of Prime's truckstop inventory to National (the "Prime Assets") and (d) delivering a promissory note from Prime (guaranteed by TWGLa and TWG) in the principal amount of $239,597 bearing interest at the rate of 10% per annum payable in four equal monthly installments beginning on June 22, 1998 (the "National Promissory Note"); (iii) to the extent that the Prime Assets proved insufficient to satisfy the National claim, TWGLa would reduce the Settlement Payment by the amount of such deficiency and remit such amount to National; (iv) the remaining funds of the Settlement Payment first were used to pay trade creditors and to reimburse TWGLa for payments made under the National Promissory Note and any funds remaining after such payments and reimbursements were paid to the former owners of Prime; (v) all of the litigation among the parties was dismissed; and (vi) all parties agreed to mutually acceptable releases of all claims and liabilities against the others. As of the date of this report, approximately $415,000 of the $450,000 has been paid by the Company to the former owners of Prime. Payment terms for the remaining liabilities are currently being negotiated between the creditors and the prior owners of Prime. It is expected that final payments will occur before December 31, 1999.

The Company currently is involved as a plaintiff, through its Chrysolith affiliate, in litigation challenging the Louisiana Voter Mandate. (See Part I,
Item 1 of the Form 10KSB for December 31, 1998 - "Description of Business Regulations and Licensing - Louisiana Gaming Reform").

The Company is not currently involved in any other material legal proceeding nor was it involved in any other material litigation during the six months ended June 30, 1999.

ITEM 2.  CHANGES IN SECURITIES

         (a) - (d)  None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company has, from time to time, been in technical default of certain amended indentures issued in connection with the Resorts acquisition (the "Amended Indentures"). The Company has relied upon the forbearance and waivers from a majority in interest of the holders of the senior notes issued pursuant to such Amended Indentures. Value Partners, Ltd., a Texas limited partnership ("Value Partners"), represents a majority in interest of the holders of the senior notes. The Company has borrowed other amounts from Value Partners from time to time (some of which have been in technical default for which forbearance or waivers have been granted) and may seek to borrow additional funds, or obtain equity investments, from Value Partners in the future.

During the six and three months ended June 30, 1999, the Company was in technical default of, and had not timely paid a $1.0 million loan from Value Partners, which was due on September 15, 1998 (the "Value Partners Loan"). The Company is currently negotiating an extension of the Value Partners Loan. On July 30, 1999, the Company received a waiver of such default and a waiver of the cross defaults from Value Partners. The waivers cover actions or omissions by the Company which may constitute a default or an event of default under the debt instruments through and including January 1, 2000 (except for payment defaults under certain debt instruments). Value Partners also granted an extension of the Value Partners Loan until January 1, 2000 with the understanding that the Company and Value Partners will work in good faith to renegotiate the loan terms prior to August 31, 1999. A default by the Company on this loan (or any loan) would result in a default on all of the Company's debt instruments and would have a material adverse effect on the Company's financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS


      None.

ITEM 5.  OTHER INFORMATION.

      None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 10-QSB

         a.       Exhibits

-------------------------------------------------------------------------------------------------------------------------
 Item No                                          Item                                    Method of Filing

-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
       3.2                    Articles of Incorporation                      Incorporated by reference to Exhibit 3.1
                                                                             contained in the registration statement on
                                                                             Form SB-2 (File No. 33-85446-A).

       4.1                    By-laws                                        Incorporated by reference to Exhibit 3.2
                                                                             contained in the registration statement on
                                                                             Form SB-2 (File No. 33-85446-A).

       4.2                    Specimen Common Stock Certificate              Incorporated by reference to Exhibit 4.1
                                                                             contained in the registration statement on
                                                                             Form SB-2 (File No. 33-85446-A).

       4.3                    Specimen Redeemable Common Stock Purchase      Incorporated by reference to Exhibit 4.2
                              Warrant                                        contained in the registration statement on
                                                                             Form SB-2 (File No. 33-85446-A).
-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
 Item No                                          Item                                    Method of Filing

       4.4                    Form of Warrant Agreement                      Incorporated by reference to Exhibit 4.3
                                                                             contained in the registration statement on
                                                                             Form SB-2 (File No. 33-85446-A).

       4.5                    Confidential Private Placement Memorandum      Incorporated by reference to Exhibit 4.4
                              dated June 17, 1996                            contained in Form 10-KSB for the fiscal
                                                                             year ended December 31, 1996. (File No.
                                                                             0-25244)

       4.6                    Supplement No. 1 dated January 14, 1997 to     Incorporated by reference to Exhibit 4.5
                              Confidential Private Placement Memorandum      contained in Form 10-KSB for the fiscal
                              dated June 17, 1996                            year ended December 31, 1996. (File No.
                                                                             0-25244)

       4.7                    Indenture dated as of November 1, 1996         Incorporated by reference to Exhibit 4.6
                              between the Company and Trans World Gaming     contained in Form 10-KSB for the fiscal
                              of Louisiana, Inc., as Issuer, and U.S.        year ended December 31, 1996. (File No.
                              Trust Company of Texas, N.A., as Trustee       0-25244)

       4.8                    Form of 12% Secured Convertible Senior Bond    Incorporated by reference to Exhibit 4.7
                              due June 30, 1999                              contained in Form  10-KSB for the fiscal
                                                                             year ended December 31, 1996. (File No.
                                                                             0-25244)

       4.9                    Form of Warrant to Purchase Common Stock       Incorporated by reference to Exhibit 4.8
                              Dated July 1, 1996                             contained in Form 10-KSB for the fiscal
                                                                             year ended December 31, 1996. (File No.
                                                                             0-25244)

      4.10                    Form of Warrant for Purchase of Shares of      Incorporated by reference to Exhibit 4.9
                              Common Stock dated January 1, 1997             contained in Form 10-KSB for the fiscal
                                                                             year ended December 31, 1996. (File No.
                                                                             0-25244)

      4.11                    Form of Non-Negotiable Promissory Note         Incorporated by reference to Exhibit 4.10
                              dated January 1, 1997                          contained in Form 10-KSB for the fiscal
                                                                             year ended December 31, 1996. (File No.
                                                                             0-25244)

      4.12                    First Amended Senior Secured Promissory        Incorporated by reference to Exhibit 4.11
                              Note dated December 19, 1997                   contained in Form 10-KSB for the fiscal
                                                                             year ended December 31, 1997 filed on
                                                                             March 30, 1998. (File No. 0-25244)

      4.13                    Form of Warrant for Purchase of Shares of      Incorporated by reference to Exhibit 4.12
                              Common Stock dated January 15, 1998            contained in Form 10-KSB for the fiscal
                                                                             year ended December 31, 1997 filed on
                                                                             March 30, 1998. (File No. 0-25244)

      4.14                    Lenders Waiver and Option Agreement dated      Incorporated by reference to Exhibit 4.13
                              March 9, 1998                                  contained in Form 10-KSB for the fiscal
                                                                             year ended December 31, 1997 filed on
                                                                             March 30, 1998. (File No. 0-25244)

      4.15                    Indenture dated March 31, 1998 among the       Incorporated by reference to Exhibit 4(I)
                              Company, TWG International U.S.                contained in the Form 8-K filed on April
                              Corporation, TWG Finance Corp. and U.S.        14, 1998 (File No. 0-25244)
                              Trust Company of Texas, N.A.

      4.16                    Series C Warrant to Purchase Common Stock      Incorporated by reference to Exhibit 4(II)
                              dated March 31, 1998                           contained in the Form 8-K filed on April
                                                                             14, 1998 (File No. 0-25244)
-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
 Item No                                          Item                                    Method of Filing

      4.17                    Indenture dated March 31, 1998 between TWG     Incorporated by reference to Exhibit
                              International U.S. Corporation and U.S.        4(III) contained in the Form 8-K filed on
                              Trust Company of Texas, N.A.                   April 14, 1998 (File No. 0-25244)

      4.18                    Consent to Amend Indenture, Bonds and          Incorporated by reference to Exhibit 4(IV)
                              Warrants dated March 25, 1998 by and           contained in the Form 8-K filed on April
                              between the Company, Trans World Gaming of     14, 1998 (File No. 0-25244)
                              Louisiana, Inc., U.S. Trust Company of
                              Texas, N.A., and certain individuals

      4.19                    First Amended Indenture dated March 31,        Incorporated by reference to Exhibit 4(V)
                              1998 among the Company, TWGLa and U.S.         contained in the Form 8-K filed on April
                              Trust Company of Texas, N.A.                   14, 1998 (File No. 0-25244)



      4.20                    Series A Warrant to Purchase Common Stock      Incorporated by reference to Exhibit 4(VI)
                              dated March 31, 1998                           contained in the Form 8-K filed on April
                                                                             14, 1998 (File No. 0-25244)

      4.21                    Series B Warrant to Purchase Common Stock      Incorporated by reference to Exhibit
                              dated March 31, 1998                           4(VII) contained in the Form 8-K filed on
                                                                             April 14, 1998 (File No. 0-25244)


      4.22                    Agreement to Amend Warrants dated March 31,    Incorporated by reference to Exhibit
                              1998 the among Company and the named Holders   4(VIII) contained in the Form 8-K filed on
                                                                             April 14, 1998 (File No. 0-25244)

      4.23                    Series D Warrant to Purchase Common Stock      Incorporated by reference to Exhibit 4(IX)
                              dated March 31, 1998                           contained in the Form 8-K filed on April
                                                                             14, 1998 (File No. 0-25244)

      10.1                    Lender's Waiver dated July 30, 1999            Incorporated by reference to Exhibit 4.23
                                                                             in the Form 10-QSB filed August 20, 1999
                                                                             (File No. 0-25244)

      10.2                    Agreement for Exchange of Shares dated July    Incorporated by reference to Exhibit 10.1
                              12, 1994,between the Company and the           contained in the registration statement on
                              shareholders of Lee Young Enterprises, Inc.    Form SB-2 (File No. 33-85446-A).

      10.3                    Asset Purchase Agreement dated as of           Incorporated by reference to Exhibit 10.2
                              September 21,1994, between the Company and     contained in the registration statement on
                              Prime Properties, Inc.                         Form SB-2 (File No. 33-85446-A).

      10.4                    Agreement of Sale dated as of September 21,    Incorporated by reference to Exhibit 10.3
                              1994,between the Company and Prime             contained in the registration statement on
                              Properties, Inc.                               Form SB-2 (File No. 33-85446-A).

      10.5                    Form of Lease between Prime Properties,        Incorporated by reference to Exhibit 10.4
                              Inc. and the Company.                          contained in the registration statement on
                                                                             Form SB-2 (File No. 33-85446-A).

      10.6                    Agreement dated September 21, 1994, among      Incorporated by reference to Exhibit 10.5
                              Chrysolith, LLC, Prime Properties, Inc.,       contained in the registration statement on
                              Monarch Casinos, Inc. of Louisiana,            Form SB-2 (File No. 33-85446-A).
                              ("Monarch") and the Company.

      10.7                    Asset Purchase Agreement dated September       Incorporated by reference to Exhibit 10.6
                              21, 1994, between Chrysolith L.L.C. and        contained in the registration statement on
                              Monarch                                        Form SB-2 (File No. 33-85446-A).

      10.8                    Lease (with option) dated May 10, 1994         Incorporated by reference to Exhibit 10.7
-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
 Item No                                          Item                                    Method of Filing

                              among Lula Miller, Inc., Charles A. Jones      contained in the registration statement on
                              III and Kelly McCoy Jones, as Lessor, and      Form SB-2 (File No. 33-85446-A).
                              Monarch, as Lessee.

      10.9                    Offer to Purchase dated October 4, 1994,       Incorporated by reference to Exhibit 10.8
                              among Trans World Gaming of Louisiana,         contained in the registration statement on
                              Inc., Monarch, Lula Miller, Inc., Charles      Form SB-2 (File No. 33-85446-A).
                              A. Jones III and Kelly McCoy Jones.

     10.10                    Memorandum of Agreement dated March 18,        Incorporated by reference to Exhibit 10.9
                              1994, between the Company and Yves Gouhier     contained in the registration statement on
                              and Camille Costard to acquire shares of       Form SB-2 (File No. 33-85446-A).
                              Casino Cherbourg S.A., as amended  (English
                              translation, except amendment is in French.)


     10.11                    Shareholder Agreement dated April 7, 1994,     Incorporated by reference to Exhibit 10.10
                              between the Company and Michael A. Edwards,    contained in the registration statement on
                              as the shareholders of Monarch                 Form SB-2 (File No. 33-85446-A).


     10.12                    Employment Agreement dated March 6, 1996       Incorporated by reference to Exhibit 10.11
                              between the Company and Stanley Kohlenberg     contained in the Form 10-KSB for the
                                                                             fiscal year ended December 31, 1995 (File
                                                                             No. 0-25244).

     10.13                    Employment Agreement between the Company       Incorporated by reference to Exhibit 10.12
                              and Dominick J. Valenzano                      contained in the registration statement on
                                                                             Form SB-2 (File No. 33-85446-A).

     10.14                     1993 Incentive Stock Option Plan              Incorporated by reference to Exhibit 10.13
                                                                             contained in the registration statement on
                                                                             Form SB-2 (File No. 33-85446-A).

     10.15                     Form of 41/2% Bridge Note                     Incorporated by reference to Exhibit 10.14
                                                                             contained in the registration statement on
                                                                             Form SB-2 (File No. 33-85446-A).

     10.16                     Form of 10% Secured Bridge                    Incorporated by reference to Exhibit 10.15
                                                                             contained in the registration statement on
                                                                             Form SB-2 (File No. 33-85446-A).

     10.17                    Collateral Mortgage relating to the            Incorporated by reference to Exhibit 10.16
                              Woodlands Travel Plaza.                        contained in the registration statement on
                                                                             Form SB-2 (File No. 33-85446-A).

     10.18                    Operating Agreement dated as of December       Incorporated by reference to Exhibit 10.17
                              22, 1994 Gold Coin.                            contained between the Company and
                                                                             Chrysolith relating to the in the Form
                                                                             10-KSB for the fiscal year ended December
                                                                             31, 1994 (File No. 0-25244).

     10.19                    Note in principal amount $75,000 payable by    Incorporated by reference to Exhibit 10.18
                              Monarch (and assumed by the Company).          contained in the Form 10-KSB for the
                                                                             fiscal year ended December 31, 1994 (File
                                                                             No. 0-25244).
-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
 Item No                                          Item                                    Method of Filing


     10.20                    Lease Agreement dated May 1, 1993 between      Incorporated by reference to Exhibit 10.19
                              National Auto/Truck Stops, Inc. and Prime      contained in the Form 10-KSB for the
                              Properties with respect to the 76 Plaza        fiscal year ended December 31, 1995 (File
                                                                             No. 0-25244).

     10.21                    Agreement and General Release dated as of      Incorporated by reference to Exhibit 10.20
                              March 6, 1996 between the Company and R. K.    contained in the Form 10-KSB for the
                              Merkey.                                        fiscal year ended December 31, 1995 (File
                                                                             No. 0-25244).

     10.22                    Forbearance Agreement dated January 19,        Incorporated by reference to Exhibit 10.21
                              1996 between the Company and Chrysolith        contained in the Form 10-KSB for the
                                                                             fiscal year ended December 31, 1995 (File
                                                                             No. 0-25244).

     10.23                    Letter Agreement dated January 30, 1996        Incorporated by reference to Exhibit 10.22
                              between the Company and Chrysolith             contained in the Form 10-KSB for the
                              regarding forbearance payments                 fiscal year ended December 31, 1995 (File
                                                                             No. 0-25244).

     10.24                    Consulting Agreement dated January 1, 1997     Incorporated by reference to Exhibit 10.23
                              between the Company and Stanley Kohlenberg     contains in Form 10-KSB for the fiscal
                                                                             year ended December 31, 1996 (File No.
                                                                             0-25244).

     10.25                    Employment Agreement dated December 26,        Incorporated by reference to Exhibit 10.24
                              1996 between the Company and Andrew            contains in Form 10-KSB for the fiscal
                              Tottenham                                      year ended December 31, 1996 (File No.
                                                                             0-25244).

     10.26                    Employment Agreement date February 1, 1997     Incorporated by reference to Exhibit 10.25
                              between the Company and Christopher Moore      contains in Form 10-KSB for the fiscal
                                                                             year ended December 31, 1996 (File No.
                                                                             0-25244).

     10.27                    Cancellation Agreement dated as of October     Incorporated by reference to Exhibit 10.26
                              3, 1996 between the Company and Mid-City       contained in the Form 10-KSB for the
                              Associates                                     fiscal year ended December 31, 1996 (File
                                                                             No. 0-25244).

     10.28                    Agreement of Lease dated as of October 2,      Incorporated by reference to Exhibit 10.27
                              1996 between the Company and Mid-City          contained in the Form 10-KSB for the
                              Associates                                     fiscal year ended December 31, 1996 (File
                                                                             No. 0-25244).

     10.29                    Stock Purchase Agreement dated as of           Incorporated by reference to Exhibit 10.28
                              January 1, 1997 among the Company, Andrew      contained in the Form 10-KSB for the
                              Tottenham and Robin Tottenham                  fiscal year ended December 31, 1996 (File
                                                                             No. 0-25244
-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
 Item No                                          Item                                    Method of Filing


     10.30                    Employment Agreement dated April 15, 1997      Incorporated by reference to Exhibit 10.29
                              between Company and James Hardman              contained in Form 10-KSB for the fiscal
                                                                             year ended December 31, 1997 filed on
                                                                             March 30, 1998. (File No. 0-25244)

     10.31                    Stock Purchase Agreement dated as of           Incorporated by reference to Exhibit 10.30
                              January 20, 1998 between the Company and       contained in Form 10-KSB for the fiscal
                              21st Century Resorts                           year ended December 31, 1997 filed on
                                                                             March 31, 1998. (File No. 0-25244)

     10.32                    Form of the Subscription Agreement for the     Incorporated by reference to Exhibit 10.31
                              Private Placement                              contained in Form 10-KSB for the fiscal
                                                                             year ended December 31, 1997 filed on
                                                                             March 31, 1998. (File No. 0-5244)

     10.33                    Escrow Agreement dated March 17, 1998 among    Incorporated by reference to Exhibit 10.32
                              the Company, TWG Finance Corp., TWG            contained in Form 10-KSB for the fiscal
                              International U.S. Corporation as Issuer       year ended December 31, 1997 filed on
                              and U.S. Trust Company of Texas, N.A., as      March 30, 1998. (File No. 0-25244)
                              Trustee

     10.34                    Consulting Agreement between Chrysolith,       Incorporated by reference to Exhibit 10
                              L.L.C. and Lee Young dated January 1, 1997     contained in the Form 10-QSB for the
                                                                             quarter ended June 30, 1996 filed on
                                                                             August 14, 1996 (File No. 0-25244)

     10.35                    Purchase Agreement dated as of April 15,       Incorporated by reference to Exhibit 10.34
                              1997 among the Company, James R. Hardman,      contained in the Form 10-Q for the quarter
                              Jr. and Multiple Application Tracking System   ended March 31, 1997, filed on May 9, 1997
                                                                             (File No. 0-25244)

     10.36                    License Agreement dated as of April 15,        Incorporated by reference to Exhibit 10.35
                              1997 between the Company and James R.          contained in the Form 10-Q for the quarter
                              Hardman, Jr.                                   ended March 31, 1997, filed on May 9, 1997
                                                                             (File No. 0-25244)

     10.37                    Loan Agreement dated June 11, 1997 between     Incorporated by reference to Exhibit 10.36
                              the Company and Value Partners                 contained in the Form 8-K filed on June
                                                                             17, 1997 (File No. 0-25244)

     10.38                    $350,000 Senior Promissory Note dated June     Incorporated by reference to Exhibit 10.37
                              11, 1997                                       contained in the Form 8-K filed on June
                                                                             17, 1997 (File No. 0-25244)

     10.39                    Joint Activity Agreement dated March 31,       Incorporated by reference to Exhibit 10.38
                              1997 between Mr. Mahmud Avdiyev and            contained in the Form 8-K filed on June
                              Tottenham & Co., d/b/a ART marketing Ltd.      17, 1997 (File No. 0-25244)

     10.40                    Loan Agreement dated October 27, 1997,         Incorporated by reference to Exhibit 10.39
                              between Value Partners, and the Company        contained in the Form 10-QSB for the
                                                                             quarter ended September 30, 1997, filed on
                                                                             November 12, 1997 (File No. 0-25244)

     10.41                    $262,500 Senior Promissory Note dated          Incorporated by reference to Exhibit 10.40
                              October 27, 1997                               contained in the Form 10-QSB for the
                                                                             quarter ended September 30, 1997, filed on
-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
 Item No                                          Item                                    Method of Filing


                                                                             November 12, 1997 (File No. 0-25244)


     10.42                    Warrant to Purchase Common Stock dated         Incorporated by reference to Exhibit 10.41
                              November 27, 1997                              contained in the Form 10-QSB for the
                                                                             quarter ended September 30, 1997, filed on
                                                                             November 12, 1997 (File No. 0-25244)

     10.43                    Employment Agreement between the Company       Incorporated by reference to Exhibit 10.42
                              and Rami S. Ramadan dated July 12, 1999        contained in the Form 8-K filed on July
                                                                             13, 1999 (File No. 0-25244)


     10.44                    Severance Agreement between the Company and    Incorporated by reference to Exhibit 10.43
                              Stanley Kohlenberg dated May 23, 1999          contained in the Form 8-K filed on July
                                                                             13, 1999 (File No. 0-25244)

     10.45                    Severance Agreement among the Company,         Incorporated by reference to Exhibit 10.44
                              Trans World Gaming of Louisiana, TWG           contained in the Form 8-K filed on July
                              International U.S. Corporation and TWG         13, 1999 (File No. 0-25244)
                              Finance Corp. and Dominick J. Valenzano
                              dated July 12, 1999

     10.46                    Form of Lease Agreement between London         Incorporated by reference to Exhibit 10.46
                              Investments s.r.o. and the Company             contained in the Form 10-KSB filed on
                                                                             August 3, 1999 (File No. 0-25244).

     27.1                     Financial Data Schedule                        Filed herewith
-------------------------------------------------------------------------------------------------------------------------



         b.       Reports on Form 8-K

                           During the quarter ended June 30, 1999, the Company
                  filed several Periodic Reports and Amendments thereto on Form 8-K, as described below.

                           On April 9, 1999, the Company filed a Form 8-K (the
                  "April 8-K") to explain further delays encountered by the Company in relation to its failure to timely meet reporting requirements, as originally set forth in a Form 12b-25 filed by the Company on March 29, 1999. The April 8-K was further amended and updated by two Forms 8-K/A filed on May 18, 1999 and June 18, 1999, respectively.

                           On May 18, 1999, the Company filed a Form 8-K to
                  report the receipt by the Board of Directors of a resignation letter from Geoffrey B. Baker dated May 13, 1999. Mr. Baker resigned as a director for personal reasons.

ITEM 7.  SIGNATURES

                  In accordance with the requirements of Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







                                                 TRANS WORLD GAMING CORP.



Date:    August 26, 1999                         By:  /s/ Rami S. Ramadan
                                                      -------------------
                                                     Chief Executive Officer