Form 10QSB/A
period 1998-03-31
TRANS WORLD GAMING CORP
filed 1999-09-03
CIK 914577

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A


/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
       1934


                  For the Quarterly period ended March 31, 1998



/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934


       FOR THE TRANSITION PERIOD FROM ________________ TO _____________ .


                          COMMISSION FILE NO.: 0-25244


                              --------------------


                            TRANS WORLD GAMING CORP.
             (Exact name of registrant as specified in its charter)




             NEVADA                                             13-3738518
 (State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                             Identification No.)


   ONE PENN PLAZA, SUITE 1503                                   10119-0002
           NEW YORK, NY
 (Address of principal executive offices)                        (Zip Code)



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

     Shares of the Registrant's Common Stock, par value $.001, outstanding as August 27, 1999: 3,364,286

     Transitional Small Business Disclosure Format (check one: YES / /   NO /X/)

================================================================================

TRANS WORLD GAMING CORP. HEREBY AMENDS AND RESTATES IN ITS ENTIRETY THE
FORM 10-QSB FOR THE FISCAL QUARTER ENDED MARCH 31, 1998. THIS AMENDMENT AND RESTATEMENT IS THE RESULT OF A REVIEW BY OUR INDEPENDENT AUDITORS, ROTHSTEIN KASS & CO. THE PURPOSE OF THE AMENDMENT IS TO MAKE CORRECTIONS AS DESCRIBED IN
NOTE 4. (ENTITLED "RESTATEMENT OF CERTAIN TRANSACTIONS AS OF MARCH 31, 1998") TO THE FINANCIAL STATEMENTS APPEARING IN THIS REPORT.


                            TRANS WORLD GAMING CORP.

                                  FORM 10-QSB/A


                      FOR THE QUARTER ENDED MARCH 31, 1998


                                      INDEX


                         PART 1 - FINANCIAL INFORMATION


                                                                                   Page
                                                                                   ----

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         CONDENSED CONSOLIDATED BALANCE SHEET (AMENDED) AS OF MARCH 31, 1998         1
         (UNAUDITED)

         CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (AMENDED) (UNAUDITED)          2
         FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997


         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (AMENDED)
         (UNAUDITED 3 FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND
         1997                                                                        3

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (AMENDED)              4


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS                  5

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                           8

ITEM 2.  CHANGES IN SECURITIES                                                       9

ITEM 3.  DEFAULT UPON SENIOR SECURITIES                                              9

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                          10
ITEM 5.  OTHER INFORMATION                                                          10

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                           10


FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED STATEMENTS (AMENDED)


                            TRANS WORLD GAMING CORP.
                 CONDENSED CONSOLIDATED BALANCE SHEET (AMENDED)
                                 MARCH 31, 1998
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                      ASSETS
CURRENT ASSETS
             Cash and equivalents                                                           $  3,358
             Accounts/Notes receivable                                                           421
             Inventories                                                                          77
             Other current assets                                                                464
                                                                                            --------
             Total current assets                                                              4,320
                                                                                            --------

PROPERTY AND EQUIPMENT -net                                                                    2,674
                                                                                            --------

OTHER ASSETS
             Investment at equity                                                                 75
             Goodwill                                                                         11,189
             Deferred costs and other assets                                                   1,158
                                                                                            --------
             Total other assets                                                               12,422
                                                                                            --------

TOTAL ASSETS                                                                                $ 19,416
                                                                                            --------
                                                                                            --------

                  LIABILITIES AND STOCKHOLDERS EQUITY/(DEFICIT)

CURRENT LIABILITIES
             Current portion of long term debt                                              $  2,125
             Accounts payable and accrued expenses                                               696
                                                                                            --------
             Total current liabilities                                                         2,821
                                                                                            --------

LONG TERM DEBT, net of current portion                                                        15,651
                                                                                            --------

STOCKHOLDERS EQUITY/(DEFICIT)
             Capital stock                                                                         3
             Additional paid-in-capital                                                        8,896
             Stock warrants outstanding                                                        5,237
             Accumulated deficit                                                             (13,192)
                                                                                            --------
             Total stockholders equity/(deficit)                                                 944
                                                                                            --------

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY/(DEFICIT)                                         $ 19,416
                                                                                            --------
                                                                                            --------


               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                            TRANS WORLD GAMING CORP.
             CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (AMENDED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                              Three months ended
                                                   March 31,
                                           -------------------------
                                             1998              1997
                                           -------           -------

REVENUES                                   $ 1,569           $ 1,671

COSTS AND EXPENSES

Cost of revenue                                988               993
Administrative                                 210               328
Depreciation and Amortization                  118                83
                                           -------           -------
TOTAL COSTS AND EXPENSES                     1,316             1,404
                                           -------           -------

EARNINGS/(LOSS) FROM OPERATIONS                253               267

Interest expense                               283               172
                                           -------           -------

EARNINGS/(LOSS) BEFORE TAXES                   (30)               95

Provision for tax                                0                18
                                           -------           -------

NET EARNINGS/(LOSS)                        ($   30)          $    77
                                           -------           -------
                                           -------           -------

Earnings/(loss) per share - basic          ($ 0.01)          $  0.03

Weighted Average of Common
shares used in computing basic
earnings/(loss) per share                    3,044             3,044



               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                            TRANS WORLD GAMING CORP.
            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (AMENDED)
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                     Three Months ended March 31,
                                                     ----------------------------
                                                       1998               1997
                                                     --------           --------

Cash flows provided by operating activities          $      7           $    217


Cash flows used by investing
activities                                            (13,302)                 0


Cash flows provided/(used) by financing
activities                                             16,455               (277)
                                                     --------           --------


Net increase/(decrease) in cash                         3,160                (60)


Cash - beginning of period                                198                489
                                                     --------           --------


Cash - end of period                                 $  3,358           $    429
                                                     --------           --------
                                                     --------           --------


               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                            TRANS WORLD GAMING CORP.

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (AMENDED)


1.       Unaudited Statements.

         The accompanying condensed consolidated financial statements (amended) of Trans World Gaming Corp. (the "Company" or "TWG") as of March 31, 1998 and for the three months ended March 31, 1998 and March 31, 1997 are unaudited and reflect all adjustments of a normal and recurring nature to present fairly the financial position, results of operation and cash flows for the interim periods. These unaudited amended statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in such financial statements have been condensed or omitted.

         These unaudited condensed amended consolidated financial statements should be read in conjunction with the audited, consolidated financial statements and notes thereto, together with management's discussion and analysis or plan of financial condition contained in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1997. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results for the entire year ending December 31, 1998.

2. Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during that period. Diluted earnings (loss) per share incorporates the dilutive effect of common stock equivalents on an average basis during the period. The Company's common stock equivalents currently include stock options and warrants. Dilutive earnings (loss) per share have not been presented for the three month period ended March 31, 1998 and 1997 since the inclusion of common stock equivalents would have been antidilutive.


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

4.       Restatement of Certain Transactions as of March 31, 1998

          a.  PREVIOUSLY OVERSTATED DEBT AND UNDERSTATED SHAREHOLDERS' DEFICIT

              Of the $17 million principal amount of notes and warrants issued in the private placement offering in March 1998 ("Private Placement"), the Company allocated approximately $4.7 million as the estimated value of the warrants issued with the notes. This amount is being amortized as additional interest expense and an increase to notes payable over the lives of the notes using the effective interest method until such notes are repaid or the warrants are converted to equity.

          b.  RECORDING OF THE ACQUISITION OF 21ST CENTURY RESORTS A.S.

              The acquisition of 21st Century Resorts a.s. ("Resorts") was erroneously recorded in the interim consolidated financial statements. Furthermore, the amortization period of goodwill recorded in connection with this acquisition was changed from 15 to 7 years.

          c.  BALANCE SHEET RECLASSIFICATIONS

              Various balance sheet reclassifications were made to conform to the presentation of the 1998 audited consolidated financial statements.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATION

THREE MONTHS ENDED MARCH 31, 1998 AND 1997

The Company's operations resulted in net loss of $30,000 for the three months ended March 31, 1998, representing a $107,000 decrease from the net income of $77,000 for the three months ended March 31, 1997. The Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") totaled $371,000 for the three months ended March 31, 1998, an increase of $39,000 when compared to $332,000 for the three months ended March 31, 1997.

Revenues totaled $1,569,000 for the three months ended March 31, 1998, compared to $1,671,000 for the same period in 1997, a decrease of 6%. Video Poker revenues at the Gold Coin video poker parlor (the "Gold Coin") increased 3%, from $939,000 to $968,000, for the three months ended March 31, 1997 and 1998, respectively. Revenues from the Toledo Palace increased 84% from $62,000 to $114,000, for the respective quarters due to the increase in the number of video poker devices from 15 to 33 which occurred in June, 1997.

Revenues from retail operations at the Woodlands truck stop decreased 27% from $662,000 for the three months ending March 31, 1997 to $482,000 for the three months ending March 31, 1998, primarily due to lower than expected fuel sales.

Total costs and expenses decreased 7% from $1,404,000 for the three months ended March 31, 1997 to $1,316,000 for the three months ended March 31, 1998. Video Poker operations recorded direct costs of $300,000 for the three months ended March 31, 1998, which increased by 9% from the costs of $275,000 during the comparable 1997 quarter due primarily to the costs associated with the increase in the number of machines at the Toledo Palace.

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

Administrative costs decreased 36% or $118,000 to $210,000 for the three months ended March 31, 1998 as compared to $328,000 in the comparable quarter in 1997. In the three months in the last fiscal quarter ended March 31, 1997, the Company recorded approximately $120,000 in expenses in support of its business development efforts in Eastern Europe, expenses the Company did not incur during the current three month period ending March 31, 1998.

Depreciation and amortization for the three month periods ending March 31, 1997 and March 31, 1998, totaled $83,000 and $118,000, respectively. The increase of $35,000 was due primarily to the three months of amortization of the goodwill portion of the Tottenham & Co. acquisition in 1998 as compared to one month in 1997.

Interest expense increased by $111,000 from $172,000 for the three months ended March 31, 1997 to $283,000 for the comparable quarter of 1998 due to $108,000 in interest on the $17 million Notes (as defined below) dated March 17, 1998 in connection with the acquisition of Resorts. (See "Liquidity and Capital Resources" below).

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital, defined as current assets minus current liabilities, increased $2.4 million to $1.5 million for the three months ended March 31, 1998 from a working capital deficit of $.9 million at December 31, 1997. As described below, the Company used the proceeds of certain short term and long term financings to acquire Resorts (See: Form 10KSB/A for the year ended December 31, 1997, Item 1. "Description of Business") and to repay interest-bearing debt. The net proceeds of the financings, offset by the investments and debt repayments, resulted in an increase in cash and equivalents of $3.1 million to a balance of $3.3 million at March 31, 1998.

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

On March 31, 1998, the Company, with the assistance of Libra Investments, Inc., Los Angeles, California ("Libra") acting as placement agent, borrowed $17.0 million from fourteen sophisticated, accredited investors (the "Investors") in the Private Placement. The loan is represented by 12% Senior Secured Notes (the "Notes") issued pursuant to an indenture by and among TWG, TWG International U.S. Corporation ("TWGI"), TWG Finance Corp. ("TFC") (both wholly-owned subsidiaries of TWG) and U.S. Trust Company of Texas, N.A. acting as indenture trustee. The Notes require mandatory prepayments based upon excess cash flow generated by TWGI from the operation of the Czech casinos acquired in the Resorts acquisition and bear interest at the rate of 12% per annum. (See: Form 8-K filed with the Securities and Exchange Commission on April 14, 1998). The proceeds of the Notes were used for improvements to and the net acquisition costs of Resorts of $12.6 million, to repay the First Amended Loan Agreement of $1.3 million, for costs and expenses of the Private Placement of $1.4 million and working capital of $1.7 million.

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

On December 22, 1994, the Company acquired from Chrysolith LLC, a joint venture in which the Company owns 49% ("Chrysolith"), and Prime Properties, Inc. ("Prime"), which leases a truckstop in which the Gold Coin is located from National Auto Truckstops, Inc. ("National"), certain rights including an 18 year sub-leasehold interest ("Sub-lease"), subject to the terms of an Over-lease between Prime, as lessee and National, as lessor. Should this Over-Lease be terminated, the Company could lose all of its rights under the Sub-lease and Prime would lose its establishment license for video poker in the State of Louisiana. The Company acquired from Prime the right to a 50% interest in the profits of the Gold Coin under the terms of an agreement under which the Company agreed to pay a total of $6.0 million for such profit interest (the "Prime Agreement"). The Company's obligation under the Prime Agreement was evidenced by a note, the final installment of which was paid in full on December 23, 1997. On November 10, 1997, the Company was advised that on October 16, 1997, National placed Prime on notice that its rights to occupy the 76 Plaza (where the Gold Coin is located) would terminate on January 23, 1998, due to an alleged breach by Prime of the Over-Lease. The Company believes that the alleged default by Prime may be due, in part, to the failure of Prime to pay certain sums due to National under the Over-Lease. Consequently, on December 23, 1997, the Company filed a Petition for Concursus in the 15th Judicial District Court, Lafayette Parish, Louisiana, Case No. 976174-D and paid the final payment of $292,000 into the registry of the court, protesting that such sum is actually due and owing based on the alleged breach of the Over-Lease by Prime. On or about December 30, 1997, the Company received notice from Prime that Prime (which was not aware of the Petition for Concursus) considered the Company in default of the Sub-lease for the Gold Coin premises and demanded that the Company pay to Prime an amount equal to approximately $299,513 on or before January 7, 1998 to cure this alleged default. Upon receipt of this correspondence, the Company contacted counsel for Prime and made him aware of the Company's prior filing. On or about January 19, 1998, Prime filed in United States District Court, Western District of Louisiana, Case No. CV98-0076L-0, a Complaint for Damages and Violation of the Petroleum Marketing Practices Act against National alleging breaches by National in the franchise agreement between Prime and National and seeking to enjoin National from terminating the Over-Lease. On or about January 21, 1998, Prime filed a Voluntary Petition in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Western District of Louisiana, Case No. 98BK-50087, listing National as the holder of an unsecured claim of between $925,000 and $1,000,000 (the "National Claim"). The Company has engaged counsel and intends to intervene in this action in order to protect its rights under the Prime Agreement and Sub-lease. (See: Form 10KSB-A for the year ended December 31, 1997, Item 6, "Management's Discussion and Analysis or Plan of Operations - Important Factors to Consider".)

As noted above, the Sub-lease for the Gold Coin is subject to the terms and conditions of the Over-Lease between Prime and National. Although National is aware of the Company's use of the Gold Coin facilities, National has not yet granted its written consent to the Sub-lease, as required by the Over-Lease. The Over-Lease expires September 30, 1999, subject to the right of Prime to extend the term for up to five successive three-year periods. Prime is not contractually obligated to the Company to exercise its right to extend the Over-Lease at the end of its term or any renewal term. In addition, National has the right to terminate the Over-Lease under certain circumstances, including if Prime defaults under the terms of the Over-Lease, or if Prime does not renew a franchise relationship between National and Prime. The termination of the Over-Lease upon the expiration of its terms (or any renewal term), or as a result of a breach by Prime or otherwise, will result in the termination of the Company's sub-lease for the Gold Coin gaming facility premises, and any such termination would have a materially adverse effect on the U.S. operations of the Company.

 On March 20, 1998, National filed various motions, as permitted under section 362 (a) of the Bankruptcy Code, to lift the automatic stay of certain actions by Prime. On April 13, 1998 the United States Bankruptcy Court granted National's motions and dismissed Prime's bankruptcy case. Following that decision, on April 17, 1998 National filed a "Motion for Expedited Hearing on Motion to Return Possession of Premises to National Auto" in the United States District Court, Western District of Louisiana Case No. 98-0076. As of May 11, 1998 the courts have not yet ruled on Case No. 98-0076.

Counsel for the Company has been negotiating a settlement between and among Trans World Gaming of Louisiana, Inc., ("TWGLa"), Chrysolith, Prime and National (the "Settlement"). The proposed terms of the Settlement are as follows: (i) TWGLa and Prime will agree to a settlement of $450,000 (the "Prime Payment"),
(ii) the National Claim against Prime will be satisfied by liquidating the assets of Prime, the payment to National of the funds previously placed in the registry of the court (Petition for Concursus file number 976174-D), the payment to National of the available cash in Prime relating to the sale of Prime's truckstop inventory (the "Prime Assets"); (iii) to the extent that the Prime Assets are insufficient to satisfy the National Claim, TWGLa will reduce the Prime Payment equal to such deficiency and remit such payment to National; (iv) the remaining funds of the Prime Payment will be used first to pay trade creditors and then Prime; (v) the capital stock of Prime will be transferred to a third party; and (vi) all parties will then agree to mutually acceptable releases of all claims and liabilities. If all parties agree to the Settlement, and subject to a due diligence review including a limited audit by the Company's independent certified accountants and the execution of all of the necessary documents, the transaction is expected to close by the end of May 1998. There can be no assurance that the transaction will be closed on that date, if at all. If the parties cannot conclude an agreement, or if the Louisiana gaming authorities do not approve the transaction, the establishment license for the Gold Coin will be revoked. Such revocation will mandate the closing of the Gold Coin which will have a material adverse effect on the Company's profitability.

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

On April 17, 1998, the Company issued a press release announcing the acquisition of 90% of the Casino de Zaragoza, SA, a company incorporated in Zaragoza, Spain that holds an exclusive casino license in the region of Aragon (the "CDZ"). TWG acquired 90% of the outstanding stock of CDZ for approximately $780,000, $50,000 of which was paid on deposit, and assumed outstanding debt obligations of approximately $4.8 million. TWG is currently negotiating to raise approximately $4.0 million to fund the remaining purchase price, recapitalize CDZ and provide working capital to cover the projected operating losses. The Company anticipates that permission will be granted by the Diputacion General de Aragon, the Aragon Provincial Council, to enable TWG to move CDZ to a more favorable location which will require an investment of approximately $7.0 million to build and equip a new facility. The Company expects, although there can be no assurance, that the financing of the $7.0 million will be available at terms favorable to TWG.

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


NOTE ON FORWARD-LOOKING INFORMATION

This Form 10-QSB/A contains certain forward-looking statements. For this purpose, any statements contained in this Form 10-QSB/A that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipates," "estimates," or "continue" or comparable terminology or the negative thereof are intended to identify certain forward-looking statements. These statements by their nature involve substantial risks and uncertainties, both known and unknown, and actual results may differ materially from any future results expressed or implied by such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

BREACH OF MANAGEMENT CONTRACT. On or about November 6, 1997, the Company was sued for breach of contract by Monarch Casinos, Inc. of Louisiana and Michael A. Edwards in the 15th Judicial District Court, Lafayette Parish, Louisiana, Case No. 97-5037B. This litigation was filed pro se, but Mr. Edwards has since engaged counsel. Mr. Edwards claims compensation charges of approximately $2.2 million and punitive charges of $11.1 million and has alleged that the Company breached a management contract dated September 21, 1994. On May 6, 1998 Mr. Edwards filed a First Supplemental and Amending Petition for Breach of Contract and for Declaratory Relief against the Company. The Company has hired local litigation counsel and believes that these claims are wholly without merit and intends to defend this action vigorously.

PRIME/NATIONAL OVER-LEASE. See Item 2, "Management's Discussion and Analysis or Plan of Operations - Plan of Operations".

VOTER MANDATE. On April 19, 1996, a local option bill was passed which required the residents of each parish in the State of Louisiana to vote on the future of gambling in their parish. On November 5, 1996, the residents in Lafayette and Beauregard parishes, where the Company had video poker operations, were among 35 parishes that voted to eliminate video poker (the "Voter Mandate"). The Company, through its Chrysolith affiliate, has joined with two other video poker operators in the State in challenging the Voter Mandate in the courts. On January 30, 1998 the Louisiana Supreme Court unanimously denied without comment a writ application filed by Chrysolith, among others, alleging Election Code violations, effectively ending the Election Code challenge to the video poker referenda. The suit will proceed to federal court on a federal civil rights violation under Title 42 of the United States Code Section 1983. The Company cannot as of the date hereof predict the outcome of this litigation or when a decision relating hereto will be rendered.

The Company is not currently involved in any other material legal proceedings.


ITEM 2.  CHANGES IN SECURITIES

(a)      None

(b)      None

(c) In connection with the recently completed financing including the restructure of the Company's long term debt (See: Form 10-KSB/A for the year ended December 31, 1997 Item 6. "Management's Discussion and Analysis or Plan of Operations - Liquidity and Capital Resources"), the Company issued the following series of warrants to purchase the Company's common stock:

         Series A Warrants: 960,000 warrants to purchase shares of TWG common stock with an exercise price of $1.00 per share which expire on December 31, 2005 issued to replace existing warrants in connection with the issuance of TWG's Senior Bonds dated July 1, 1996. (See: Form 10-QSB for the quarter ended June 30, 1996 Item 6. " Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources").

         Series B Warrants: 3,200,000 warrants to purchase shares of TWG common stock with an exercise price of $1.50 per share which expire on December 31, 2005 issued to replace the conversion rights in connection with the Senior Bonds described above.

         Series C Warrants: 7,087,452 warrants to purchase shares of TWG common stock with an exercise price of $.01 per share which expire on March 31, 2008 issued pursuant to the Private Placement dated March 16, 1998 (See: Form 10-KSB/A for the year ended December 31, 1997, Item 6. "Management's Discussion and Analysis or Plan of Operations - Liquidity and Capital Resources").

         Series D Warrants: 2,051,912 warrants to purchase shares of TWG common stock with an exercise price of $.01 per share which expire on March 31, 2008 which replace the warrants issued in connection with the June, 1996 Baker Bridge (See: Form 10-QSB for the quarter ended June 30, 1996
         Item 6. "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources").

         Series E Warrants: 354,374 warrants to purchase shares of TWG common stock with an exercise price of $.01 per share which expire on March 31, 2008 issued pursuant to the Private Placement dated March 16, 1998 (See: Form 10-KSB/A for the year ended December 31, 1997, Item 6. "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources").

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

(a)      None
(b)      None

ITEM 4.  SUBMISSION OF MATTERS TO VOTING SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 10-QSB/A

a.       Exhibits


------------------------------------------------------------------------------------------------------------------------------------
   Item No.                           Item                                                   Method of Filing

------------------------------------------------------------------------------------------------------------------------------------

     3.1          Articles of Incorporation                                     Incorporated by reference to Exhibit 3.1 contained
                                                                                in the registration statement on Form SB-2 (File
                                                                                No. 33-85446-A).

     3.2          By-laws                                                       Incorporated by reference to Exhibit 3.1 contained
                                                                                in the registration statement on Form SB-2 (File
                                                                                No. 33-85446-A).

     4.1          Specimen Common Stock Certificate                             Incorporated by reference to Exhibit 4.1 contained
                                                                                in the registration statement on Form SB-2 (File
                                                                                No. 33-85446-A).

     4.2          Specimen Redeemable Common Stock Purchase                     Incorporated by reference to Exhibit 4.2 contained
                  Warrant                                                       in the registration statement on Form SB-2 (File
                                                                                No. 33-85446-A).

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

     4.6          Indenture dated as of November 1, 1996 between                Incorporated  by reference  to Exhibit 4.6
                  the Company and Trans World Gaming of                         contained in Form 10-KSB for the fiscal year ended
                  Louisiana, Inc., as Issuer, and U.S. Trust                    December 31, 1996. (File No. 0-25244)
                  Company of Texas, N.A., as Trustee

     4.7          Form of 12% Secured Convertible Senior Bond due               Incorporated by reference to Exhibit 4.7 contained
                  June 30, 1999                                                 in Form  10-KSB for the fiscal year ended
                                                                                December 31, 1996. (File No. 0-25244)

     4.8          Form of Warrant to Purchase Common Stock Dated                Incorporated by reference to Exhibit 4.8 contained
                  July 1, 1996                                                  in Form 10-KSB for the fiscal year ended
                                                                                December 31, 1996. (File No. 0-25244)

     4.9          Form of Warrant for Purchase of Shares of                     Incorporated by reference to Exhibit 4.9 contained
                  Common Stock dated January 1, 1997                            in Form 10-KSB for the fiscal year ended
                                                                                December 31, 1996. (File No. 0-25244)

    4.10          Form of Non-Negotiable Promissory Note dated                  Incorporated by reference to Exhibit 4.10
                  January 1, 1997                                               contained in Form 10-KSB for the fiscal year ended
                                                                                December 31, 1996. (File No. 0-25244)
------------------------------------------------------------------------------------------------------------------------------------



------------------------------------------------------------------------------------------------------------------------------------
   Item No.                           Item                                                   Method of Filing

------------------------------------------------------------------------------------------------------------------------------------

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

    4.13          Lenders Waiver and Option Agreement dated March               Incorporated by reference to Exhibit 4.13
                  9, 1998                                                       contained in Form 10-KSB for the fiscal year ended
                                                                                December 31, 1997 filed on March 30, 1998. (File
                                                                                No. 0-25244)

    10.1          Agreement for Exchange of Shares dated July 12,               Incorporated by reference to Exhibit 10.1
                  1994,between the Company and the shareholders                 contained in the registration statement on Form
                  of Lee Young Enterprises, Inc.                                SB-2 (File No. 33-85446-A).

    10.2          Asset Purchase Agreement dated as of September                Incorporated by reference to Exhibit 10.2
                  21,1994, between the Company and Prime                        contained in the registration statement on Form
                  Properties, Inc.                                              SB-2 (File No. 33-85446-A).

    10.3          Agreement of Sale dated as of September 21,                   Incorporated by reference to Exhibit 10.3
                  1994,between the Company and Prime Properties,                contained in the registration statement on Form
                  Inc.                                                          SB-2 (File No. 33-85446-A).

    10.4          Form of Lease between Prime Properties, Inc.                   Incorporated by reference to Exhibit 10.4
                  and the Company.                                              contained in the registration statement on Form
                                                                                SB-2 (File No. 33-85446-A).

    10.5          Agreement dated September 21, 1994, among                     Incorporated by reference to Exhibit 10.5
                  Chrysolith,  LLC, Prime Properties, Inc.,                     contained in the registration statement on Form
                  Monarch Casinos, Inc. of  Louisiana,                          SB-2 (File No. 33-85446-A).
                  ("Monarch") and the Company.

    10.6          Asset Purchase Agreement dated September 21,                  Incorporated  by reference to Exhibit 10.6
                  1994, between Chrysolith L.L.C. and Monarch                   contained in the registration statement on Form
                                                                                SB-2 (File No. 33-85446-A).

    10.7          Lease (with option) dated May 10, 1994 among                  Incorporated by reference to Exhibit 10.7
                  Lula Miller, Inc., Charles A. Jones III and                   contained in the registration statement on Form
                  Kelly McCoy Jones, as Lessor, and Monarch, as                 SB-2 (File No. 33-85446-A).
                  Lessee.

    10.8          Offer to Purchase dated October 4, 1994, among                Incorporated by reference to Exhibit 10.8
                  Trans World Gaming of Louisiana, Inc., Monarch,               contained in the registration statement on Form
                  Lula Miller, Inc., Charles A. Jones III and                   SB-2 (File No. 33-85446-A).
                  Kelly  McCoy Jones.

    10.9          Memorandum of Agreement dated March 18, 1994,                 Incorporated by reference to Exhibit 10.9
                  between the Company and Yves Gouhier and                      contained in the registration statement on Form
                  Camille Costard to acquire shares of Casino                   SB-2 (File No. 33-85446-A).
                  Cherbourg S.A., as amended  (English
                  translation, except amendment is in French.)

   10.10          Shareholder Agreement dated April 7, 1994,                    Incorporated  by reference to Exhibit 10.10
                  between the Company and Michael A. Edwards, as                contained in the registration statement on Form
                  the shareholders of Monarch                                   SB-2 (File No. 33-85446-A).

   10.11          Employment Agreement dated March 6, 1996                      Incorporated by reference to Exhibit 10.11
                  between the Company and Stanley Kohlenberg                    contained in the Form 10-KSB for the fiscal year
                                                                                ended December 31, 1995 (File No. 0-25244).
------------------------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------------------
   Item No.                           Item                                                   Method of Filing

------------------------------------------------------------------------------------------------------------------------------------


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

   10.20          Agreement and General Release dated as of March               Incorporated by reference to Exhibit 10.20
                  6, 1996 between the Company and R. K. Merkey.                 contained in the Form 10-KSB for the fiscal year
                                                                                ended December 31, 1995 (File No. 0-25244).

   10.21          Forbearance Agreement dated January 19, 1996                  Incorporated by reference to Exhibit 10.21
                  between the Company and Chrysolith                            contained in the Form 10-KSB for the fiscal year
                                                                                ended December 31, 1995 (File No. 0-25244).

   10.22          Letter Agreement dated January 30, 1996 between               Incorporated by reference to Exhibit 10.22
                  the Company and Chrysolith regarding                          contained in the Form 10-KSB for the fiscal year
                  forbearance payments                                          ended December 31, 1995 (File No. 0-25244).

   10.23          Consulting Agreement dated January 1, 1997                    Incorporated by reference to Exhibit 10.23
                  between the Company and Stanley Kohlenberg                    contains  in Form 10-KSB for the fiscal year ended
                                                                                December 31, 1996 (File No. 0-25244).

   10.24          Employment Agreement dated December 26, 1996                  Incorporated by reference to Exhibit 10.24
                  between the Company and Andrew Tottenham                      contains in Form 10-KSB for the fiscal year ended
                                                                                December 31, 1996 (File No. 0-25244).
------------------------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------------------
   Item No.                           Item                                                   Method of Filing

------------------------------------------------------------------------------------------------------------------------------------

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

   10.28          Stock Purchase Agreement dated as of January                  Incorporated by reference to Exhibit 10.28
                  1,  1997 among the Company, Andrew Tottenham                  contained in the Form 10-KSB for the fiscal year
                   and Robin Tottenham                                          ended December 31, 1996 (File No. 0-25244).

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

   10.30          Stock Purchase Agreement dated as of January                  Incorporated by reference to Exhibit 10.30
                  20, 1998 between the Company and 21st Century                 contained in Form 10-KSB for the fiscal year ended
                  Resorts                                                       December 31, 1997 filed on March 31, 1998. (File
                                                                                No. 0-25244)

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

   10.32          Escrow Agreement dated March 17, 1998 among the               Incorporated by reference to Exhibit 10.32
                  Company, TWG Finance Corp., TWG International                 contained in Form 10-KSB for the fiscal year ended
                  U.S. Corporation as Issuer and U.S. Trust                     December  31, 1997 filed on March 30, 1998. (File
                  Company of Texas, N.A., as Trustee                            No. 0-25244)

   10.33          Consulting Agreement between Chrysolith, L.L.C.               Incorporated by reference to Exhibit 10 contained
                  and Lee Young dated January 1, 1997                           in the Form 10-QSB for the quarter ended June 30,
                                                                                1996 filed on August 14, 1996 (File No. 0-25244)

   10.34          Purchase Agreement dated as of April 15, 1997                 Incorporated by reference to Exhibit 10.34
                  among the Company, James R. Hardman, Jr. and                  contained in the Form 10-Q for the quarter ended
                  Multiple Application Tracking System                          March 31, 1997, filed on May 9, 1997
                                                                                (File No. 0-25244)

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

   10.36          Loan Agreement dated June 11, 1997 between the                Incorporated by reference to Exhibit 10.36
                  Company and Value Partners                                    contained in the Form 8-K filed on June 17, 1997
                                                                                (File No. 0-25244)
------------------------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------------------
   Item No.                           Item                                                   Method of Filing

------------------------------------------------------------------------------------------------------------------------------------

   10.37          $350,000 Senior Promissory Note dated June 11,                Incorporated by reference to Exhibit 10.37
                  1997                                                          contained in the Form 8-K filed on June 17, 1997
                                                                                (File No. 0-25244)

   10.38          Joint Activity Agreement dated March 31, 1997                 Incorporated  by reference to Exhibit 10.38
                  between Mr. Mahmud  Avdiyev and  Tottenham &                  contained in the Form 8-K filed on June 17, 1997
                  Co., d/b/a ART marketing Ltd.                                 (File No. 0-25244)

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

   10.41          Warrant to Purchase Common Stock dated November               Incorporated by reference to Exhibit 10.41
                  27, 1997                                                      contained in the Form 10-QSB for the quarter ended
                                                                                September 30, 1997, filed on November 12, 1997
                                                                                (File No. 0-25244)


    27.1          Financial Data Schedule                                       Filed herewith
------------------------------------------------------------------------------------------------------------------------------------



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







                                       TRANS WORLD GAMING CORP.



Date:    September 3, 1999             By:  /s/ Rami S. Ramadan
                                            ---------------------------------
                                            Rami S. Ramadan
                                            Chief Executive Officer