Form 10QSB/A
period 1999-06-30
TRANS WORLD GAMING CORP
filed 1999-09-07
CIK 914577

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A


 /x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                  For the Quarterly period ended June 30, 1998


 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


                FOR THE TRANSITION PERIOD FROM           TO          .


                          COMMISSION FILE NO.: 0-25244
                          ----------------------------

                            TRANS WORLD GAMING CORP.
             (Exact name of registrant as specified in its charter)


             NEVADA                                             13-3738518
  State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                            Identification No.)

       ONE PENN PLAZA, SUITE 1503                                10119-0002
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

     Shares of the Registrant's Common Stock, par value $.001, outstanding as of August 27, 1999: 3,364,286

     Transitional Small Business Disclosure Format (check one: YES / /  NO /x/)
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

TRANS WORLD GAMING CORP. HEREBY AMENDS AND RESTATES IN ITS ENTIRETY THE
FORM 10-QSB FOR THE FISCAL QUARTER ENDED JUNE 30, 1998. THIS AMENDMENT AND RESTATEMENT IS THE RESULT OF A REVIEW BY OUR INDEPENDENT AUDITORS, ROTHSTEIN KASS & CO. THE PURPOSE OF THE AMENDMENT IS TO MAKE CORRECTIONS AS DESCRIBED IN
NOTE 5. (ENTITLED "RESTATEMENT OF CERTAIN TRANSACTIONS AS OF JUNE 30, 1998") TO THE FINANCIAL STATEMENTS APPEARING IN THIS REPORT.

                            TRANS WORLD GAMING CORP.
                                  FORM 10-QSB/A


                       FOR THE QUARTER ENDED JUNE 30, 1998


                                      INDEX


                         PART 1 - FINANCIAL INFORMATION

                                                                           PAGE
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         CONDENSED CONSOLIDATED BALANCE SHEET (AMENDED) AS OF JUNE 30, 1998
         (UNAUDITED).                                                         1

         CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (AMENDED)(UNAUDITED)
         FOR FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997.       2

         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (AMENDED) (UNAUDITED)
         FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997.                     3

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (AMENDED).      4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION            5

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                   10

ITEM 2.  CHANGES IN SECURITIES                                               11

ITEM 3.  DEFAULT UPON SENIOR SECURITIES                                      12

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                   12

ITEM 5.  OTHER INFORMATION                                                   12

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    13

FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED STATEMENTS (AMENDED)

                            TRANS WORLD GAMING CORP.
                 CONDENSED CONSOLIDATED BALANCE SHEET (AMENDED)
                                  JUNE 30, 1998
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
  Cash & equivalents                                                  $ 3,766
  Accounts/Notes receivable                                             1,121
  Inventories                                                              65
  Other current assets                                                    597
                                                                      -------
  Total current assets                                                  5,549
                                                                      -------

PROPERTY AND EQUIPMENT -net                                             3,083
                                                                      -------

OTHER ASSETS
  Investment at equity                                                     75
  Goodwill                                                             17,931
  Deferred costs and other assets                                         928
                                                                      -------
  Total other assets                                                   18,934
                                                                      -------
TOTAL ASSETS                                                          $27,566
                                                                      -------
                                                                      -------

                  LIABILITIES AND STOCKHOLDERS EQUITY/(DEFICIT)

CURRENT LIABILITIES
  Current portion of long term debt                                   $ 1,085
  Accounts payable and accrued expenses                                 3,585
                                                                      -------
  Total current liabilities                                             4,670
                                                                      -------

LONG TERM DEBT, net of current portion                                 17,713

LONG TERM DEBT, other long term liabilities                             5,817
                                                                      -------
                                                                       23,530
                                                                      -------

STOCKHOLDERS EQUITY/(DEFICIT)
  Capital stock                                                             3
  Additional paid-in-capital                                            8,896
  Stock warrants outstanding                                            5,237
  Accumulated deficit                                                 (14,770)
                                                                      -------
  Total stockholders equity/(deficit)                                    (634)
                                                                      -------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY/(DEFICIT)                   $27,566
                                                                      -------
                                                                      -------

               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                            TRANS WORLD GAMING CORP.
             CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (AMENDED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                    Six months ended               Three months ended
                                     June 30, 1998                    June 30, 1998
                                 ------------------------          ---------------------
                                     1998           1997              1998       1997
                                     ----           ----              ----       ----
REVENUES                            $6,358         $3,396            $4,789      $1,725

COSTS AND EXPENSES

Cost of revenue                      4,845          2,107             3,857       1,114
Administrative                         979            595               769         267
Depreciation and Amortization          920            182               802          99
                                   -------         ------           -------      ------
TOTAL COSTS AND EXPENSES             6,744          2,884             5,428       1,480
                                   -------         ------           -------      ------

EARNINGS/(LOSS) FROM OPERATIONS       (386)           512              (639)        245

Interest expense                     1,121            354               838         182
                                   -------         ------           -------      ------

EARNINGS/(LOSS) BEFORE TAXES        (1,507)           158            (1,477)         63

Provision for tax                      101             30               101          12
                                   -------         ------           -------      ------

NET EARNINGS/(LOSS)                $(1,608)        $  128           $(1,578)        $51
                                   -------         ------           -------      ------
                                   -------         ------           -------      ------

Earnings/(loss) per share - basic   $(0.53)         $0.04            $(0.52)      $0.02

Weighted Average of Common
shares used in computing basic
earnings/(loss) per share            3,044          3,044             3,044       3,044

               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                            TRANS WORLD GAMING CORP.
            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (AMENDED)
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED JUNE 30
                                                       --------------------------
                                                           1998           1997
                                                           ----           ----
Cash flows used by operating activities                 $   (370)        $ 291


Cash flows used by investing activities                  (13,396)         (314)


Cash flows provided/(used) by financing activities        17,334          (211)
                                                        --------         -----

Net increase/(decrease) in cash                            3,568          (234)


Cash - beginning of period                                   198           489
                                                        --------         -----
Cash - end of period                                    $  3,766         $ 255
                                                        --------         -----
                                                        --------         -----














               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                            TRANS WORLD GAMING CORP.

                NOTES TO CONDENSED FINANCIAL STATEMENTS (AMENDED)

1.       Unaudited Statements.

         The accompanying condensed consolidated financial statements (amended) of Trans World Gaming Corp. (the "Company" or "TWG") as of June 30, 1998 and for the three and six months ended June 30, 1998 and June 30, 1997 are unaudited and reflect all adjustments of a normal and recurring nature to present fairly the financial position and results of operation and cash flows for the interim periods. These unaudited statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in such financial statements have been condensed or omitted.

         These financial statements should be read in conjunction with the audited, consolidated financial statements and notes thereto, together with management's discussion and analysis or plan of operations, contained in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1997. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results for the entire year ending December 31, 1998.

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

3. During the six months ended June 30, 1998, the Company incurred $17 million in long term debt which was used to finance the acquisition of 21st Century Resorts a.s. ("Resorts") in the Czech Republic, and retire short-term debt. The Company also acquired 90% of the shares of Casino de Zaragoza ("CDZ") in Spain and assumed $4.8 million of long term debt of the CDZ.

4. The Company is involved in a legal proceeding with Monarch Casinos in Louisiana over an alleged breach of contract by TWG, has negotiated a settlement by and among TWG, National Auto Truckstops, Inc. ("National") and Prime Properties, Inc. ("Prime") in Lafayette, Louisiana regarding a franchise dispute between National and Prime.

5.       Restatement of Certain Transactions as of June 30, 1998

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

         b.       RECORDINGS OF THE ACQUISITIONS OF RESORTS AND CDZ

                  The acquisitions of Resorts and CDZ were erroneously recorded in the interim consolidated financial statements. Furthermore, the amortization period of goodwill recorded in connection with these acquisitions was changed from 15 to 7 years.

         c.       BALANCE SHEET RECLASSIFICATIONS

                  Various balance sheet reclassifications were made to conform to the presentation of the 1998 audited consolidated financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATION

THREE MONTHS ENDED JUNE 30, 1998 AND 1997

The Company's operations resulted in net loss of $1.6 million for the three months ended June 30, 1998, representing a $1.7 million decrease from the net income of $51,000 for the three months ended June 30, 1997. The Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") totaled $62,000 for the three months ended June 30, 1998, a decrease of $80,000 for the three months ended June 30, 1997.

Revenues totaled $4.8 million for the three months ended June 30, 1998 compared to $1.7 million for the same period in 1997, an increase of $3.1 million. Of such amount, $3.2 million represented revenues from new businesses acquired in the first and second quarters of 1998, as described below. Video poker revenues at the Gold Coin video poker parlor (the "Gold Coin") decreased 7%, from $948,000 to $883,000, for the three months ended June 30, 1997 and 1998, respectively. Revenues from the Toledo Palace increased 112% from $58,000 to $122,000, for the respective quarters due to the increase in the number of video poker devices from 15 to 33 which occurred in June 1997.

Revenues from retail operations at the Woodlands truck stop in Louisiana decreased 28% from $717,000 for the three months ended June 30, 1997 to $518,000 for the three months ended June 30, 1998, primarily due to lower than expected fuel sales.

On March 31,1998, the Company acquired Resorts, a Czech Republic joint stock company, (see - "Liquidity and Capital Resources") which operates two casinos in the Czech Republic and has the right to build a third. Revenues from Resorts for the three months ended June 30, 1998 totaled $2.0 million. On April 17, 1998, TWG acquired CDZ, a company incorporated in Zaragoza, Spain that holds an exclusive gaming license in the Region of Aragon. Revenues from CDZ for the three months ended June 30, 1998 were $1.2 million. Neither Resorts nor CDZ generated revenues for the Company in the comparable three month period in 1997.

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

Administrative costs increased $384,000 to $769,000, for the three months ended June 30, 1998 as compared to $267,000 in the comparable quarter in 1997. Costs incurred to support the Resorts and CDZ acquisitions totaled $350,000 for the three months ended June 30, 1998, consisting primarily of legal ($132,000), audit ($44,000), advertising ($33,000), consulting fees ($30,000) and travel and administrative support costs ($111,000).

Depreciation and amortization for the three month periods ending June 30, 1998 and June 30, 1997 were $802,000 and $99,000 respectively. The increase was due primarily to the amortization of goodwill from the investments in the Czech Republic, Spain, Bishkek and the amortization of deferred debt issuance costs relating to the Private Placement (see - "Liquidity and Capital Resources"). In addition, in January, 1998, the President of Azerbaijan ordered the closing of all of the casinos in Azerbaijan which included the Boxer Casino for which the Company had a management agreement. Management cannot predict when, or if, the Boxer Casino will reopen for business. The shutdown resulted in a write-off of the balance of the investment of $303,000 in the quarter ended June 30, 1998.

Interest expense increased by $656,000 from $182,000 for the three months ended June 30,1997 to $838,000 for the comparable quarter in 1998. Interest expense in connection with the Private Placement (see - "Liquidity and Capital Resources") amounted to $510,000 for the quarter ended June 30, 1998 accounting for a majority of the increase over the comparable three month period in 1997.

SIX MONTHS ENDED JUNE 30, 1998 AND 1997

The Company's operations resulted in net loss of $1.6 million for the six months ended June 30, 1998, representing a $1.7 million decrease from the net income of $128,000 for the six months ended June 30, 1997. The Company's EBITDA totaled $433,000 for the six months ended June 30, 1998, a decrease of $261,000 compared to the six months ended June 30, 1997.

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

Administrative costs increased $384,000, to $979,000, for the six months ended June 30, 1998 as compared to $595,000 for the comparable period in 1997. Costs incurred to support the new business acquisitions totaled $350,000 for the six months ended June 30, 1998, consisting primarily of legal ($132,000), audit ($44,000), advertising ($33,000), consulting fees ($30,000) and travel and administrative support costs ($111,000).

Depreciation and amortization for the six month periods ending June 30, 1997 and June 30, 1998 were $182,000 and $920,000 respectively. The increase was due primarily to the amortization of goodwill from the investments in the Czech Republic, Spain, Bishkek and the amortization of deferred debt issuance costs relating to the Private Placement (see - "Liquidity and Capital Resources"). In addition, in January 1998, the President of Azerbaijan ordered the closing of all of the casinos in Azerbaijan which included the Boxer Casino for which the Company had a management contract. The shutdown resulted in a write-off of the balance of the investment of $303,000 in the quarter ended June 30, 1998. Management cannot predict when, or if, the Boxer Casino will reopen for business.

Interest expense increased by $767,000, from $354,000 for the six months ended June 30,1997 to $1.121 million for the comparable period in 1998. Interest expense in connection with the Private Placement amounted to $785,000 for the six months ended June 30, 1998 accounting for the majority of the increase over the comparable six month period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital, defined as current assets minus current liabilities, increased $1.8 million to $879,000 for the six months ended June 30, 1998 from a working capital deficit of ($0.9 million) at December 31, 1997. As described below, the Company used the proceeds of certain short term and long term financings to acquire 21st Century Resorts a.s., a Czech Republic joint stock company (see - the Form 10KSB/A for the year ended December 31, 1997, Item
1. "Description of Business") and to repay interest-bearing debt. The net proceeds of the financings, offset by the investments and debt repayments, resulted in an increase of $3.2 million in cash and equivalents to a balance of $3.4 million at June 30, 1998.

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

On March 19, 1998, the Company and Value Partners executed a Lender's Waiver and Option Agreement (the "Waiver") under which the Company borrowed $250,000 (the "Bishkek Note") to fund the Bishkek Casino transaction. The Bishkek Casino is located in Krygyz, a former member of the Soviet Union. The Company will repay the principal and accrued interest in nine equal monthly installments starting June 1, 1998 from available cash flow, excluding cash flow from the European casinos. The Company has repaid $27,777 in principal payments through June 30, 1998. As of June 30, 1998, and as of the date hereof, the Company was and is current on its payments under the Bishkek Note.

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

On May 19, 1998, the Company and Value Partners executed a Loan Agreement (the "Loan Agreement") under which the Company borrowed $1,000,000 to fund the purchase of the stock of CDZ (see - "Plan of Operations"). The loan is payable in full on September 15, 1998 together with accrued interest at the rates of 12% per annum.

The Company is currently negotiating to raise approximately $4 million from private investors (the "Capital Raise") in order to recapitalize CDZ, provide working capital to cover the projected operating losses and to repay the Loan Agreement to Value Partners described in the paragraph above.

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

On December 22, 1994, the Company acquired from Chrysolith LLC, a Louisiana limited liability company of which the Company owns 49% ("Chrysolith"), and Prime, a Louisiana corporation, which leased the 76 Plaza, a truckstop in which the Gold Coin is located from National, certain rights including an 18 year sub-leasehold interest (the "Sub-Lease"), subject to the terms of an Over-lease on the 76 Plaza between Prime, as lessee and National, as lessor. Should the Over-Lease be terminated, the Company could have lost all of its rights under the Sub-lease and Prime would have lost its establishment license for video poker in the State of Louisiana. The Company acquired from Prime the right to a 50% interest in the profits of the Gold Coin under the terms of an agreement under which the Company agreed to pay a total of $6.0 million for such profit interest (the "Prime Agreement"). The Company's obligation under the Prime Agreement was evidenced by a note, the final installment of which was paid in full on December 23, 1997. On November 10, 1997, the Company was advised that on October 16, 1997, National placed Prime on notice that its rights to occupy the 76 Plaza would terminate on January 23, 1998, due to an alleged breach of the Over-Lease by Prime. The Company believed that the default by Prime was due, in part, to the failure of Prime to pay certain sums due to National pursuant to the Over-Lease. Consequently, on December 23, 1997, the Company filed a Petition for Concursus in the 15th Judicial District Court, Lafayette Parish, Louisiana, Case No. 976174-D, and paid the final payment of $292,000 under the Prime Note into the registry of the court, protesting that such sum was actually due and owing based on the alleged breach of the Over-Lease by Prime. On or about December 30, 1997, the Company received notice from Prime that Prime (which was not aware of the Petition for Concursus) considered the Company in default of the Sub-lease for the Gold Coin premises and demanded that the Company pay to Prime an amount equal to approximately $299,513 on or before January 7, 1998 to cure this alleged default. Upon receipt of this correspondence, the Company contacted counsel for Prime and notified him of the Company's prior filing. On or about January 19, 1998, Prime filed in United States District Court, Western District of Louisiana, Case No. CV98-0076L-0, a Complaint for Damages and Violation of the Petroleum Marketing Practices Act against National alleging breaches by National in the franchise agreement between Prime and National and seeking to enjoin National from terminating the Over-Lease. On or about January 21, 1998, Prime filed a Voluntary Petition in Bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Western District of Louisiana, Case No. 98BK-50087, listing National as the holder of an unsecured claim of $925,000 (the "National Claim"). (See the Form 10KSB/A for the year ended December 31, 1997, Item 6, "Management's Discussion and Analysis or Plan of Operations - Important Factors to Consider".)

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

On May 22, 1998, the Company negotiated settlements by and among its wholly-owned subsidiary, Trans World Gaming of Louisiana, Inc. ("TWGLa"), Chrysolith, Prime and National (the "Settlement"). The terms of the Settlement were as follows: (i) TWGLa and the former owners of Prime agreed that TWGLa would make a final settlement payment to said former owners of $450,000, subject to certain deductions, noted below, (the "Settlement Payment"), (ii) the National Claim against Prime will be satisfied by liquidating the assets of Prime, the payment to National of the funds in the registry of the court (Petition for Concursus file number 976174-D), the payment to National of available cash in Prime relating to the sale of Prime's truckstop inventory (the "Prime Assets") and a promissory note from Prime (guaranteed by TWGLa and TWG) in the principal amount of $239,597 bearing interest at the rate of 10% per annum payable in four equal monthly installments beginning on June 22, 1998 (the "National Promissory Note"); (iii) to the extent that the Prime Assets are insufficient to satisfy the National Claim, TWGLa will reduce the Settlement Payment by the amount of such deficiency and remit such amount to National; (iv) the remaining funds of the Settlement Payment first will be used to pay trade creditors and to reimburse TWGLa for payments made under the National Promissory Note and any funds remaining after such payments and reimbursements will be paid to the former owners of Prime; (v) all of the litigation among the parties was dismissed (see - Part II , Item 1, "Legal Proceedings"); and (vi) all parties agreed to mutually acceptable releases of all claims and liabilities against the other.

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

On April 17, 1998, the Company issued a press release announcing the acquisition of 90% of the CDZ, that holds an exclusive casino license in the region of Aragon. TWG acquired 90% of the outstanding stock of CDZ for approximately $780,000 and assumed outstanding debt obligations of approximately $4.8 million. TWG currently is negotiating to raise approximately $4.0 million to repay the Loan Agreement, fund the remaining purchase price, recapitalize CDZ and provide working capital to cover the projected operating losses. (See "Liquidity and Capital Resources".) The Company anticipates that permission will be granted by the appropriate Spanish government authorities that will enable TWG to move CDZ to a more favorable location. If the Company decides to buy, build and equip its own facility, it is anticipated that it may require financing of approximately $7.0 million. The Company expects, although there can be no assurance, that financing will be available at terms favorable to TWG.

In the event that financing is not available for the casino in Znojmo, the recapitalization of CDZ and the new casino in Zaragoza, it would have a material adverse effect on the future profitability of TWG.

On April 19, 1996, a local option bill was passed which required the residents of each parish in the State of Louisiana to vote on the future of gambling in their parish. On November 5, 1996, the residents in Lafayette and Beauregard parishes, where the Company had video poker operations, were among 35 Louisiana parishes that voted to eliminate video poker (the "Voter Mandate"). The Company is currently involved in litigation to overturn the Voter Mandate. See Part II, Item 1 - "Legal Proceedings". No assurances can be given that such litigation will be successful.

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


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

BREACH OF MANAGEMENT CONTRACT. On or about November 6, 1997, the Company was sued for breach of contract by Monarch Casinos, Inc. of Louisiana and Michael A. Edwards in the 15th Judicial District Court, Lafayette Parish, Louisiana, Case No. 97-5037B. This litigation was filed prose, but Mr. Edwards has since engaged counsel. Mr. Edwards claims compensation charges of approximately $2.2 million and punitive charges of $11.1 million and has alleged that the Company breached a management contract dated September 21, 1994. On May 6, 1998, Mr. Edwards filed a First Supplemental and Amending Petition for Breach of Contract and for Declaratory Relief against the Company. The Company has hired local litigation counsel and believes that these claims are wholly without merit and intends to defend this action vigorously.

PRIME/NATIONAL OVER-LEASE. The May 22, 1998 Settlement (see - "Management's Discussion and Analysis or Plan of Operations - Plan of Operations") provided that the existing lawsuits between the parties were resolved as follows:

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

(See the Form 10QSB for the quarter ended March 31, 1998, Item 2. "Management's Discussion and Analysis or Plan of Operations - Plan of Operations").

VOTER MANDATE. The Company, through Chrysolith, has joined with two other video poker operators in the State of Louisiana in challenging the Voter Mandate (which prohibits gaming in approximately 35 parishes after June 30, 1999) in the courts. On January 30, 1998, the Louisiana Supreme Court unanimously denied without comment a writ application filed by Chrysolith and the other operators which alleged, among other things, violations of the Louisiana election code. The writ denial effectively ended the election code challenge to the video poker referenda. The suit will proceed to federal court on a charge of federal civil rights violations under Title 42 of the United States Code Section 1983. The Company cannot, as of the date, hereof predict the outcome of this litigation or when a decision relating hereto will be rendered.

The Company is not currently involved in any other material legal proceeding.

 ITEM 2. CHANGES IN SECURITIES

(a)      None

(b)      None

(c) In connection with the recently completed financing including the restructure of the Company's long-term debt (see the Form 10-KSB/A for the year ended December 31, 1997, Item 6. "Management's Discussion and Analysis or Plan of Operations" - "Liquidity and Capital Resources"), the Company issued the following series of warrants to purchase the Company's common stock:

         Series A Warrants: Warrants to purchase 960,000 shares of TWG common stock with an exercise price of $1.00 per share which expire on December 31, 2005 issued to replace existing warrants in connection with the issuance of TWG's Senior Bonds dated July 1, 1996. (see the Form 10-QSB for the quarter ended June 30, 1996, Item 6. "Management's Discussion and Analysis or Plan of Operations - Liquidity and Capital Resources").

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

                     FOR          AGAINST       ABSTAIN         BROKER NON-VOTE
                  1,450,280       401,721        22,650              1,010,039

         3. The adjournment of the Annual Meeting to solicit additional proxies, if necessary:

                     FOR          AGAINST       ABSTAIN
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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 10-QSB/A

a.       Exhibits

-------------------------------------------------------------------------------------------------------------------------
 Item No                                          Item                                    Method of Filing

-------------------------------------------------------------------------------------------------------------------------
       3.1                    Articles of Incorporation                      Incorporated by reference to Exhibit 3.1
                                                                             contained in the registration statement on
                                                                             Form SB-2 (File No. 33-85446-A).

       3.2                    By-laws                                        Incorporated by reference to Exhibit 3.2
                                                                             contained in the registration statement on
                                                                             Form SB-2 (File No. 33-85446-A).

       4.1                    Specimen Common Stock Certificate              Incorporated by reference to Exhibit 4.1
                                                                             contained in the registration statement on
-------------------------------------------------------------------------------------------------------------------------



-------------------------------------------------------------------------------------------------------------------------
 Item No                                          Item                                    Method of Filing
                                                                             Form SB-2 (File No. 33-85446-A).

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

       4.3                    Form of Warrant Agreement                      Incorporated by reference to Exhibit 4.3
                                                                             contained in the registration statement on
                                                                             Form SB-2 (File No. 33-85446-A).

       4.4                    Confidential Private Placement Memorandum      Incorporated by reference to Exhibit 4.4
                              dated June 17, 1996                            contained in Form 10-KSB for the fiscal
                                                                             year ended December 31, 1996. (File No.
                                                                             0-25244)

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

      4.10                    Form of Non-Negotiable Promissory Note         Incorporated by reference to Exhibit 4.10
                              dated January 1, 1997                          contained in Form 10-KSB for the fiscal
                                                                             year ended December 31, 1996. (File No.
                                                                             0-25244)

      4.11                    First Amended Senior Secured Promissory        Incorporated by reference to Exhibit 4.11
                              Note dated December 19, 1997                   contained in Form 10-KSB for the fiscal
                                                                             year ended December 31, 1997 filed on
                                                                             March 30, 1998. (File No. 0-25244)

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


-------------------------------------------------------------------------------------------------------------------------
 Item No                                          Item                                    Method of Filing

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

      4.17                    Consent to Amend Indenture, Bonds and          Incorporated by reference to Exhibit 4(IV)
                              Warrants dated March 25, 1998 by and           contained in the Form 8-K filed on April
                              between the Company, Trans World Gaming of     14, 1998 (File No. 0-25244)
                              Louisiana, Inc., U.S. Trust Company of
                              Texas, N.A., and certain individuals

      4.18                    First Amended Indenture dated March 31,        Incorporated by reference to Exhibit 4(V)
                              1998 among the Company, TWGLa and U.S.         contained in the Form 8-K filed on April
                              Trust Company of Texas, N.A.                   14, 1998 (File No. 0-25244)

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

      4.22                    Agreement to Amend Warrants dated March 31,
                              Incorporated by reference to Exhibit 1998 among
                              the Company and the named Holders 4(VIII)
                              contained in the Form 8-K filed on
                                                                             April 14, 1998 (File No. 0-25244)

      4.23                    Series D Warrant to Purchase Common Stock      Incorporated by reference to Exhibit 4(IX)
                              dated March 31, 1998                           contained in the Form 8-K filed on April
                                                                             14, 1998 (File No. 0-25244)

      10.1                    Agreement for Exchange of Shares dated July    Incorporated by reference to Exhibit 10.1
                              12, 1994,between the Company and the           contained in the registration statement on
                              shareholders of Lee Young Enterprises, Inc.    Form SB-2 (File No. 33-85446-A).

      10.2                    Asset Purchase Agreement dated as of           Incorporated by reference to Exhibit 10.2
                              September 21,1994, between the Company and     contained in the registration statement on
                              Prime Properties, Inc.                         Form SB-2 (File No. 33-85446-A).

      10.3                    Agreement of Sale dated as of September 21,    Incorporated by reference to Exhibit 10.3
                              1994,between the Company and Prime             contained in the registration statement on
                              Properties, Inc.                               Form SB-2 (File No. 33-85446-A).

      10.4                    Form of Lease between Prime Properties,        Incorporated by reference to Exhibit 10.4
                              Inc. and the Company.                          contained in the registration statement on
                                                                             Form SB-2 (File No. 33-85446-A).

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



-------------------------------------------------------------------------------------------------------------------------
 Item No                                          Item                                    Method of Filing
      10.6                    Asset Purchase Agreement dated September       Incorporated by reference to Exhibit 10.6
                              21, 1994, between Chrysolith L.L.C. and        contained in the registration statement on
                              Monarch                                        Form SB-2 (File No. 33-85446-A).

      10.7                    Lease (with option) dated May 10, 1994         Incorporated by reference to Exhibit 10.7
                              among Lula Miller, Inc., Charles A. Jones      contained in the registration statement on
                              III and Kelly McCoy Jones, as Lessor, and      Form SB-2 (File No. 33-85446-A).
                              Monarch, as Lessee.

      10.8                    Offer to Purchase dated October 4, 1994,       Incorporated by reference to Exhibit 10.8
                              among Trans World Gaming of Louisiana,         contained in the registration statement on
                              Inc., Monarch, Lula Miller, Inc., Charles      Form SB-2 (File No. 33-85446-A).
                              A. Jones III and Kelly McCoy Jones.

                              Memorandum of Agreement dated March 18,        Incorporated by reference to Exhibit 10.9
      10.9                    1994, between the Company and Yves Gouhier     contained in the registration statement on
                              and Camille Costard to acquire shares of       Form SB-2 (File No. 33-85446-A).
                              Casino Cherbourg S.A., as amended  (English
                              translation, except amendment is in French.)

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

     10.12                    Employment Agreement between the Company       Incorporated by reference to Exhibit 10.12
                              and Dominick J. Valenzano                      contained in the registration statement on
                                                                             Form SB-2 (File No. 33-85446-A).

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

     10.16                    Collateral Mortgage relating to the            Incorporated by reference to Exhibit 10.16
                              Woodlands Travel Plaza.                        contained in the registration statement on
                                                                             Form SB-2 (File No. 33-85446-A).

     10.17                    Operating Agreement dated as of December       Incorporated by reference to Exhibit 10.17
                              22, 1994 Gold Coin.                            contained between the Company and
                                                                             Chrysolith relating to the in the Form
                                                                             10-KSB for the fiscal year ended December
                                                                             31, 1994 (File No. 0-25244).

     10.18                    Note in principal amount $75,000 payable by    Incorporated by reference to Exhibit 10.18
                              Monarch (and assumed by the Company).          contained in the Form 10-KSB for the fiscal


-------------------------------------------------------------------------------------------------------------------------
 Item No                                          Item                                    Method of Filing
                                                                             year ended December 31, 1994 (File
                                                                             No. 0-25244).

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

     10.21                    Forbearance Agreement dated January 19,        Incorporated by reference to Exhibit 10.21
                              1996 between the Company and Chrysolith        contained in the Form 10-KSB for the
                                                                             fiscal year ended December 31, 1995 (File
                                                                             No. 0-25244).


     10.22                    Letter Agreement dated January 30, 1996        Incorporated by reference to Exhibit 10.22
                              between the Company and Chrysolith             contained in the Form 10-KSB for the
                              regarding forbearance payments                 fiscal year ended December 31, 1995 (File
                                                                             No. 0-25244).

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

     10.24                    Employment Agreement dated December 26,        Incorporated by reference to Exhibit 10.24
                              1996 between the Company and Andrew            contains in Form 10-KSB for the fiscal
                              Tottenham                                      year ended December 31, 1996 (File No.
                                                                             0-25244).

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

     10.26                    Cancellation Agreement dated as of October     Incorporated by reference to Exhibit 10.26
                              3, 1996 between the Company and Mid-City       contained in the Form 10-KSB for the
                              Associates                                     fiscal year ended December 31, 1996 (File
                                                                             No. 0-25244).

     10.27                    Agreement of Lease dated as of October 2,      Incorporated by reference to Exhibit 10.27
                              1996 between the Company and Mid-City          contained in the Form 10-KSB for the
                              Associates                                     fiscal year ended December 31, 1996 (File
                                                                             No. 0-25244).

     10.28                    Stock Purchase Agreement dated as of           Incorporated by reference to Exhibit 10.28
                              January 1, 1997 among the Company, Andrew      contained in the Form 10-KSB for the
                              Tottenham and Robin Tottenham                  fiscal year ended December 31, 1996 (File
                                                                             No. 0-25244).

     10.29                    Employment Agreement dated April 15, 1997      Incorporated by reference to Exhibit 10.29
                              between Company and James Hardman              contained in Form 10-KSB for the fiscal



-------------------------------------------------------------------------------------------------------------------------
 Item No                                          Item                                    Method of Filing

                              1997 between Company and James Hardman         year ended December 31, 1997 filed on
                                                                             March 30, 1998. (File No. 0-25244)

     10.30                    Stock Purchase Agreement dated as of           Incorporated by reference to Exhibit 10.30
                              January 20, 1998 between the Company and       contained in Form 10-KSB for the fiscal
                              21st Century Resorts                           year ended December 31, 1997 filed on
                                                                             March 31, 1998. (File No. 0-25244)

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

     10.32                    Escrow Agreement dated March 17, 1998 among    Incorporated by reference to Exhibit 10.32
                              the Company, TWG Finance Corp., TWG            contained in Form 10-KSB for the fiscal
                              International U.S. Corporation as Issuer       year ended December 31, 1997 filed on
                              and U.S. Trust Company of Texas, N.A., as      March 30, 1998. (File No. 0-25244)
                              Trustee

     10.33                    Consulting Agreement between Chrysolith,       Incorporated by reference to Exhibit 10
                              L.L.C. and Lee Young dated January 1, 1997     contained in the Form 10-QSB for the
                                                                             quarter ended June 30, 1996 filed on
                                                                             August 14, 1996 (File No. 0-25244)

     10.34                    Purchase Agreement dated as of April 15,       Incorporated by reference to Exhibit 10.34
                              1997 among the Company, James R. Hardman,      contained in the Form 10-Q for the quarter
                              Jr. and Multiple Application Tracking System   ended March 31, 1997, filed on May 9, 1997
                                                                             (File No. 0-25244)

     10.35                    License Agreement dated as of April 15,        Incorporated by reference to Exhibit 10.35
                              1997 between the Company and James R.          contained in the Form 10-Q for the quarter
                              Hardman, Jr.                                   ended March 31, 1997, filed on May 9, 1997
                                                                             (File No. 0-25244)

     10.36                    Loan Agreement dated June 11, 1997 between     Incorporated by reference to Exhibit 10.36
                              the Company and Value Partners                 contained in the Form 8-K filed on June
                                                                             17, 1997 (File No. 0-25244)

     10.37                    $350,000 Senior Promissory Note dated June     Incorporated by reference to Exhibit 10.37
                              11, 1997                                       contained in the Form 8-K filed on June
                                                                             17, 1997 (File No. 0-25244)

     10.38                    Joint Activity Agreement dated March 31,       Incorporated by reference to Exhibit 10.38
                              1997 between Mr. Mahmud Avdiyev and            contained in the Form 8-K filed on June
                              Tottenham & Co., d/b/a ART marketing Ltd.      17, 1997 (File No. 0-25244)

     10.39                    Loan Agreement dated October 27, 1997,         Incorporated by reference to Exhibit 10.39
                              between Value Partners, and the Company        contained in the Form 10-QSB for the
                                                                             quarter ended September 30, 1997, filed on
                                                                             November 12, 1997 (File No. 0-25244)

     10.40                    $262,500 Senior Promissory Note dated          Incorporated by reference to Exhibit 10.40
                              October 27, 1997                               contained in the Form 10-QSB for the
                                                                             quarter ended September 30, 1997, filed on
                                                                             November 12, 1997 (File No. 0-25244)


-------------------------------------------------------------------------------------------------------------------------
 Item No                                          Item                                    Method of Filing

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

      27.1                    Financial Data Schedule                        Filed herewith



b.       Reports on Form 8-K

         The Company filed the following reports on Form 8-K during the quarter ended June 30, 1998:

         On April 14, 1998, the Company filed a Current Report on Form 8-K reporting the acquisition of Resorts in the Czech Republic. The Form 8-K was amended and filed on Current Report 8-K/A on June 15, 1998, together with the audited financial statements and pro-forma financials of the Company and Resorts.

         On May 4, 1998, the Company filed a Current Report on Form 8-K reporting the acquisition of the CDZ in Zaragoza, Spain. The Form 8-K was amended and filed on Current Report Form 8-K/A on July 1, 1998, together with the audited financial statements and pro-forma financials of the Company and CDZ.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







                                              TRANS WORLD GAMING CORP.



Date:    September 3, 1999                    By:  /s/ RAMI S. RAMADAN
                                                   -------------------
                                                   Rami S. Ramadan
                                                   Chief Executive Officer