Form 10QSB/A
period 1998-09-30
TRANS WORLD GAMING CORP
filed 1999-09-08
CIK 914577

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


          FOR THE TRANSITION PERIOD FROM _______________ TO _________________.


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



                                                               10119-0002
               ONE PENN PLAZA, SUITE 1503                      (Zip Code)
                    NEW YORK, NY
       (Address of principal executive offices)



         Registrant's telephone number, including area code: (212) 563-3355


                              --------------------

     Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES / X / NO / /

     Shares of the Registrant's Common Stock, par value $.001, outstanding as of August 27, 1999: 3,364,286

 Transitional Small Business Disclosure Format (check one:  YES / /    NO /X/)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

TRANS WORLD GAMING CORP. HEREBY AMENDS AND RESTATES IN ITS ENTIRETY THE FORM 10-QSB FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 1998. THIS AMENDMENT AND RESTATEMENT IS THE RESULT OF A REVIEW BY OUR INDEPENDENT AUDITORS, ROTHSTEIN KASS & CO. THE PURPOSE OF THE AMENDMENT IS TO MAKE CORRECTIONS AS DESCRIBED IN
NOTE 5. (ENTITLED "RESTATEMENT OF CERTAIN TRANSACTIONS AS OF SEPTEMBER 30, 1998") TO THE FINANCIAL STATEMENTS APPEARING IN THIS REPORT.




                            TRANS WORLD GAMING CORP.

                                  FORM 10-QSB/A


                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998


                                      INDEX


                         PART 1 - FINANCIAL INFORMATION

                                                                                           PAGE

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         CONDENSED CONSOLIDATED BALANCE SHEET (AMENDED) AS OF SEPTEMBER 30, 1998              1
                       (UNAUDITED).

         CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (AMENDED) (UNAUDITED)                   2
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997.

         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (AMENDED) (UNAUDITED)                 3
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997.

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (AMENDED).                      4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS                           5

                                  PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                                   11


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                    12

FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED STATEMENTS (AMENDED)

                                             TRANS WORLD GAMING CORP.
                                  CONDENSED CONSOLIDATED BALANCE SHEET (AMENDED)
                                               SEPTEMBER 30, 1998
                                                 (IN THOUSANDS)
                                                   (UNAUDITED)

                                                     ASSETS

CURRENT ASSETS
  Cash and equivalents                                                                         $  1,778
  Accounts/Notes receivable                                                                       1,120
  Inventories                                                                                        62
  Other current assets                                                                              583
                                                                                               --------
  Total current assets                                                                            3,543
                                                                                               --------

PROPERTY AND EQUIPMENT -net                                                                       3,850
                                                                                               --------

OTHER ASSETS
  Investment at equity                                                                               75
  Goodwill                                                                                       17,262
  Deferred costs and other assets                                                                   875
                                                                                               --------
  Total other assets                                                                             18,212
                                                                                               --------

TOTAL ASSETS                                                                                   $ 25,605
                                                                                               --------
                                                                                               --------

                         LIABILITIES AND STOCKHOLDERS EQUITY/(DEFICIT)
CURRENT LIABILITIES
  Current portion of long term debt                                                            $  1,070
  Accounts payable and accrued expenses                                                           3,264
                                                                                               --------
  Total current liabilities                                                                       4,334
                                                                                               --------

LONG TERM DEBT, net of current portion                                                           17,887

LONG TERM DEBT, other long term liabilities                                                       5,800
                                                                                               --------
                                                                                                 23,687
                                                                                               --------
STOCKHOLDERS EQUITY/(DEFICIT)
  Capital stock                                                                                       3
  Additional paid-in-capital                                                                      8,896
  Stock warrants outstanding                                                                      5,237
  Accumulated deficit                                                                           (16,552)
                                                                                               --------
  Total stockholders equity/(deficit)                                                            (2,416)
                                                                                               --------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY/(DEFICIT)                                            $ 25,605
                                                                                               --------
                                                                                               --------

               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS


                                                       TRANS WORLD GAMING CORP.
                                        CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (AMENDED)
                                                  (IN THOUSANDS EXCEPT PER SHARE DATA)
                                                               (UNAUDITED)

                                                     Nine months ended                           Three months ended
                                                     September 30, 1998                          September 30, 1998
                                  ---------------------------------------------     ------------------------------------
                                                   1998                1997                    1998               1997
                                                   ----                ----                    ----               ----

REVENUES                                         $10,220              $5,170                  $3,862             $1,774

COSTS AND EXPENSES

Cost of revenue                                    8,090               3,216                   3,245              1,109
Administrative                                     1,598                 877                     619                281
Depreciation and Amortization                      1,841                 283                     921                101
                                  ----------------------- ------------------  ----------------------  ------------------
TOTAL COSTS AND EXPENSES                          11,529               4,376                   4,785              1,491
                                  ----------------------- ------------------  ----------------------  ------------------

EARNINGS/(LOSS) FROM OPERATIONS                  (1,309)                 794                   (923)                283

Interest expense                                   1,999                 539                     878                185
                                  ----------------------- ------------------  ----------------------  ------------------

EARNINGS/(LOSS) BEFORE TAXES                     (3,308)                 255                 (1,801)                 98

Provision for tax                                     82                  41                    (19)                 11
                                  ----------------------- ------------------  ----------------------  ------------------

NET EARNINGS/(LOSS)                             ($3,390)                $214                ($1,782)                $87
                                  ----------------------- ------------------  ----------------------  ------------------
                                  ----------------------- ------------------  ----------------------  ------------------


Earnings/(loss) per share - basic                ($1.11)               $0.07                 ($0.59)              $0.03

Weighted Average of Common
shares used in computing basic
earnings/(loss) per share                          3,044               2,878                   3,044              2,878





               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                                                               TRANS WORLD GAMING CORP.
                                           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (AMENDED)
                                                                (IN THOUSANDS)
                                                                  (UNAUDITED)

                                                                          NINE MONTHS ENDED SEPTEMBER 30
                                                                          ------------------------------
                                                                       1998                            1997
                                                                       ----                            ----

Cash flows used by operating activities                                        ($1,675)                     $545

Cash flows used by investing activities                                        (14,030)                     (314)


Cash flows provided/(used) by financing activities                              17,285                      (483)
                                                   ------------------------------------- -------------------------

Net increase/(decrease) in cash                                                   1,580                     (252)

Cash - beginning of period                                                          198                       489
                                                   ------------------------------------- -------------------------

Cash - end of period                                                             $1,778                      $237
                                                   ------------------------------------- -------------------------
                                                   ------------------------------------- -------------------------







               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                            TRANS WORLD GAMING CORP.

                NOTES TO CONDENSED FINANCIAL STATEMENTS (AMENDED)


1.       Unaudited Statements.

         The accompanying condensed consolidated financial statements (amended) of Trans World Gaming Corp. (the "Company" or "TWG") as of September 30, 1998 and for the three and nine months ended September 30, 1998 and September 30, 1997 are unaudited and reflect all adjustments of a normal and recurring nature to present fairly the financial position and results of operation and cash flows for the interim periods. These unaudited statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in such financial statements have been condensed or omitted.

         These interim financial statements should be read in conjunction with the audited, consolidated financial statements and notes thereto, together with management's discussion and analysis or plan of operations, contained in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1997. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results for the entire year ending December 31, 1998.

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

3. During the nine months ended September 30, 1998, the Company incurred $17 million in long term debt which was used to finance the acquisition of 21st Century Resorts a.s. ("Resorts") in the Czech Republic, and to retire short-term debt. The Company also acquired 90% of the shares of Casino de Zaragoza ("CDZ"), in Spain and the Company's CDZ subsidiary assumed $4.8 million of the long term debt of CDZ.

4. The Company is involved in a legal proceeding with Monarch Casinos in Louisiana over an alleged breach of contract by TWG. In addition, the Company has negotiated a settlement by and among TWG, National Auto/Truckstops, Inc. ("National") and Prime Properties, Inc. ("Prime") in Lafayette, Louisiana regarding a franchise dispute between National and Prime.

5.       Restatement of Certain Transactions as of September 30, 1998

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATION

THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

The Company's operations resulted in net loss of $1.8 million for the three months ended September 30, 1998, representing a $1.9 million decrease from the net income of $87,000 for the three months ended September 30, 1997. The Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") totaled $17,000 for the three months ended September 30, 1998 a decrease of $356,000 from the three months ended September 30, 1997.

Revenues totaled $3.9 million for the three months ended September 30, 1998 compared to $1.8 million for the same period in 1997, an increase of $2.1 million. Approximately $2.4 million of the increase represents revenues from new businesses acquired in the first and second quarters of 1998, as described below. In Louisiana, revenues from retail operations at the Woodlands truck stop in Louisiana decreased 27% from $617,000 for the three months ended September 30, 1997 to $492,000 for the three months ended September 30, 1998, primarily due to lower than expected fuel sales. Also, video poker revenues at the Gold Coin video poker parlor (the "Gold Coin") decreased 13%, from $994,000 to $870,000, and revenues from the Toledo Palace increased 15% from $89,000 to $102,000, for the respective quarters ended September 30, 1997 and 1998 respectively.

On March 31,1998, the Company acquired Resorts, a Czech Republic joint stock company, (see - " Liquidity and Capital Resources") which operates two casinos in the Czech Republic and has the right to build a third. Revenues from Resorts for the three months ended September 30, 1998 totaled $1.6 million. On April 17, 1998, TWG acquired CDZ, a company incorporated in Zaragoza, Spain that holds an exclusive gaming license in the Region of Aragon. Revenues from CDZ for the three months ended September 30, 1998 were $.8 million. Neither Resorts nor CDZ generated revenues for the Company in the comparable three month period in 1997.

Total costs and expenses increased from $1.5 million for the three months ended September 30, 1997 to $4.8 million for the three months ended September 30, 1998, an increase of $3.3 million. Costs incurred in the operation of the recently acquired casinos for the three months ended September 30, 1998 which were not incurred over the same period in 1997 in the Czech Republic were $1.1 million and in Spain totaled $1.0 million. In Louisiana, video poker operations recorded direct costs of $331,000 for the three months ended September 30, 1998, which increased by 19% from the costs of $279,000 during the comparable 1997 quarter, due primarily to the costs associated with the increase in the number of video poker devices at the Toledo Palace. Retail expenses at the Woodlands truck stop decreased approximately $196,000, or 28%, from $696,000 for the three months ended September 30, 1997 to $500,000 for the comparable quarter of 1998, due primarily to a decrease in direct costs associated with decreased fuel sales.

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

Depreciation and amortization for the three month periods ended September 30, 1998 and September 30, 1997 were $921,000 and $101,000 respectively. The increase was due primarily to the amortization of goodwill from the investments in the Czech Republic, Spain, Bishkek, the amortization of deferred debt issuance costs relating to the Private Placement. (See "Liquidity and Capital Resources".)

Interest expense increased by $693,000 from $185,000 for the three months ended September 30,1997 to $878,000 for the comparable quarter in 1998. Interest expense in connection with the Private Placement (see - "Liquidity and Capital Resources") amounted to $678,000 for the quarter ended September 30, 1998 accounting for a majority of the increase over the comparable three month period in 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

The Company's operations resulted in net loss of $3.4 million for the nine months ended September 30, 1998, representing a $3.6 million decrease from the net income of $214,000 for the nine months ended September 30, 1997. The Company's EBITDA totaled $450,000 for the nine months ended September 30, 1998, a decrease of $586,000 compared to the nine months ended September 30, 1997.

Revenues totaled $10.2 million for the nine months ended September 30, 1998 compared to $5.2 million for the same period in 1997, an increase of $5.0 million. Approximately $5.7 million of the increase represents revenues from the Resorts and CDZ acquisitions as described below. In Louisiana, revenues from retail operations at the Woodlands truck stop decreased 27% from $2.0 million for the nine months ended September 30, 1997 to $1.5 million for the nine months ended September 30, 1998, primarily due to lower than expected fuel sales. Also, video poker revenues at the Gold Coin decreased 6%, from $2.9 million to $2.7 million, and revenues from the Toledo Palace increased 62% from $209,000 to $338,000, for the respective nine month periods ending September 30, 1997 and 1998.

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

Total costs and expenses increased from $4.4 million for the nine months ended September 30, 1997 to $11.5 million for the nine months ended September 30, 1998, an increase of $7.1 million. For the nine months ended September 30, 1998, costs incurred in the operation of the recently acquired casinos for the nine months ended September 30, 1998 in the Czech Republic were $2.3 million, and in Spain, costs totaled $2.6 million. Those costs were not incurred in the comparable 1997 period. In Louisiana, video poker operations in Louisiana recorded direct costs of $950,000 for the nine months ended September 30, 1998, an increase of 14% from the $834,000 of costs incurred during the comparable 1997 period, due primarily to the costs associated with the increase in the number of video poker devices at the Toledo Palace. Retail expenses at the Woodlands truck stop decreased approximately $496,000, or 24%, from $2.1 million for the nine months ended September 30, 1997 to $1.6 million for the comparable 1998 period, due primarily to direct costs associated with decreased fuel sales.

MATS expenses, consisting primarily of labor and travel-related costs, amounted to $174,000 for the nine months ended September 30, 1998, an increase of $76,000 over the comparable period in 1997. Since MATS was acquired in April 1997, the nine months ended September 30, 1997 represents only six months of actual costs.

Administrative costs increased $721,000, to $1.6 million for the nine months ended September 30, 1998 as compared to $877,000 for the comparable period in 1997. Costs incurred to support the new business acquisitions totaled $576,000 for the nine months ended September 30, 1998, consisting primarily of legal ($239,000), audit ($44,000), advertising ($33,000), consulting fees ($30,000)
and travel and administrative support costs ($193,000).

Depreciation and amortization for the nine month periods ending September 30, 1997 and September 30, 1998 were $283,000 and $1.8 million respectively. The increase was due primarily to the amortization of goodwill from the investments in the Czech Republic, Spain, and Bishkek, the amortization of deferred debt issuance costs relating to the Private Placement (see "Liquidity and Capital Resources"). In addition, in January 1998, the President of Azerbaijan ordered the closing of all of the casinos in Azerbaijan which included the Boxer Casino for which the Company had a management contract. The shutdown resulted in a write-off of the balance of the investment of $539,000 in the quarter ended June 30, 1998. Management cannot predict when, or whether, the Boxer Casino will reopen for business.

Interest expense increased by $1.5 million from $539,000 for the nine months ended September 30,1997 to $2.0 million for the comparable period in 1998. Interest expense in connection with the Private Placement amounted to $1.5 million for the nine months ended September 30, 1998 accounting for the increase over the comparable nine month period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital, defined as current assets minus current liabilities, decreased $.1 million to a deficit of $791,000 for the nine months ended September 30, 1998 from a working capital deficit at December 31, 1997, of $0.9 million. As described below, the Company used the proceeds of certain short term and long term financings to acquire Resorts, a Czech Republic joint stock company (see - the Form 10KSB/A for the year ended December 31, 1997, Item 1. "Description of Business") and to repay interest-bearing debt. The net proceeds of the financings, offset by the investments and debt repayments, resulted in an increase of $1.6 million in cash and equivalents to a balance of $1.8 million at September 30, 1998.

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

On March 19, 1998, the Company and Value Partners executed a Lender's Waiver and Option Agreement (the "Waiver") under which the Company borrowed $250,000 (the "Bishkek Note") to fund the Bishkek Casino transaction. The Bishkek Casino is located in Kyrgyz, a former member of the Soviet Union. The Company will repay the principal and accrued interest in nine equal monthly installments starting June 1, 1998 from available cash flow, excluding cash flow from the European casinos. The Company has repaid $111,108 in principal payments through September 30, 1998. As of September 30, 1998 and as of the date hereof, the Company was and is current on its payments under the Bishkek Note.

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

On May 19, 1998, the Company and Value Partners executed a Loan Agreement (the "Loan Agreement") under which the Company borrowed $1,000,000 at 12% interest per annum to fund the purchase of the stock of CDZ (see - "Plan of Operations"), which was payable in full on September 15, 1998. The Company is currently negotiating with Value Partners to extend the maturity of the loan to June 30, 1999 at the rate of 17% per annum. There can be no assurance that the terms of Loan Agreement can be renegotiated at terms favorable to the Company, if at all. Value Partners has the option to declare the unpaid principal and accrued interest immediately due and payable which would have a material adverse effect on the Company's financial condition and results of operation.

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

On May 22, 1998, the Company negotiated settlements by and among its wholly-owned subsidiary, Trans World Gaming of Louisiana, Inc. ("TWGLa"), Chrysolith, Prime and National (the "May 22, 1998 Settlement"). The terms of the May 22, 1998 Settlement were as follows: (i) TWGLa and the former owners of Prime agreed that TWGLa would make a final settlement payment to said former owners of $450,000, subject to certain deductions, noted below, (the "Settlement Payment"), (ii) the National Claim against Prime would be satisfied by liquidating the assets of Prime, the payment to National of the funds in the registry of the court (Petition for Concursus file number 976174-D), the payment to National of available cash in Prime relating to the sale of Prime's truckstop inventory (the "Prime Assets") and a promissory note from Prime (guaranteed by TWGLa and TWG) in the principal amount of $239,597 bearing interest at the rate of 10% per annum payable in four equal monthly installments beginning on June 22, 1998 which was paid in full on September 22, 1998 (the "National Promissory Note"); (iii) to the extent that the Prime Assets are insufficient to satisfy the National Claim, TWGLa will reduce the Settlement Payment by the amount of such deficiency and remit such amount to National; (iv) the remaining funds of the Settlement Payment first will be used to pay trade creditors and to reimburse TWGLa for payments made under the National Promissory Note and any funds remaining after such payments and reimbursements will be paid to the former owners of Prime; (v) all of the litigation among the parties was dismissed (see - Part II , Item 1, "Legal Proceedings"); and (vi) all parties agreed to mutually acceptable releases of all claims and liabilities against the other.

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

PRIME/NATIONAL OVER-LEASE. The May 22, 1998 Settlement (see - "Management's Discussion and Analysis or Plan of Operations Plan of Operations") provided that the existing lawsuits between the parties were resolved as follows:

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

(See the Form 10-QSB/A for the quarter ended March 31, 1998, Item 2. "Management's Discussion and Analysis or Plan of Operations - Plan of Operations").

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

       4.9                    Form of Warrant for Purchase of Shares of      Incorporated by reference to Exhibit 4.9
                              Common Stock dated January 1, 1997             contained in Form 10-KSB for the fiscal
                                                                             year ended December 31, 1996. (File No.
                                                                             0-25244)
-------------------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------------------------
      4.10                    Form of Non-Negotiable Promissory Note         Incorporated by reference to Exhibit 4.10
                              dated January 1, 1997                          contained in Form 10-KSB for the fiscal
                                                                             year ended December 31, 1996. (File No.
                                                                             0-25244)

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

      4.22                    Agreement to Amend Warrants dated March 31,    Incorporated by reference to Exhibit
                              1998 among the Company and the named Holders   4(VIII) contained in the Form 8-K filed on
                                                                             April 14, 1998 (File No. 0-25244)
-------------------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------------------------
      4.23                    Series D Warrant to Purchase Common Stock      Incorporated by reference to Exhibit 4(IX)
                              dated March 31, 1998                           contained in the Form 8-K filed on April
                                                                             14, 1998 (File No. 0-25244)

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

     10.11                    Employment Agreement dated March 6, 1996       Incorporated by reference to Exhibit 10.11
                              between the Company and Stanley Kohlenberg     contained in the Form 10-KSB for the
                                                                             fiscal year ended December 31, 1995 (File
                                                                             No. 0-25244).
-------------------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------------------------
     10.12                    Employment Agreement between the Company       Incorporated by reference to Exhibit 10.12
                              and Dominick J. Valenzano                      contained in the registration statement on
                                                                             Form SB-2 (File No. 33-85446-A).

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

-------------------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------------------------
     10.22                    Letter Agreement dated January 30, 1996        Incorporated by reference to Exhibit 10.22
                              between the Company and Chrysolith             contained in the Form 10-KSB for the
                              regarding forbearance payments                 fiscal year ended December 31, 1995 (File
                                                                             No. 0-25244).

     10.23                    Consulting Agreement dated January 1, 1997     Incorporated by reference to Exhibit 10.23
                              between the Company and Stanley                contains in Form 10-KSB for the fiscal year
                              Kohlenberg                                     ended December 31, 1996 (File No. 0-25244).

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

     10.31                    Form of the Subscription Agreement for the     Incorporated by reference to Exhibit 10.31
                              Private Placement                              contained in Form 10-KSB for the fiscal
                                                                             year ended December 31, 1997 filed on
                                                                             March 31, 1998. (File No. 0-5244)
-------------------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------------------------
     10.32                    Escrow Agreement dated March 17, 1998 among    Incorporated by reference to Exhibit 10.32
                              the Company, TWG Finance Corp., TWG            contained in Form 10-KSB for the fiscal
                              International U.S. Corporation as Issuer       year ended December 31, 1997 filed on
                              and U.S. Trust Company of Texas, N.A., as      March 30, 1998. (File No. 0-25244)
                              Trustee

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







                                                  TRANS WORLD GAMING CORP.



Date: September 7, 1999                           By:  /s/ RAMI S. RAMADAN
                                                       ---------------------
                                                       Rami S. Ramadan
                                                       Chief Executive Officer