Form 10QSB/A
period 1999-03-31
TRANS WORLD GAMING CORP
filed 1999-09-09
CIK 914577

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



/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


        FOR THE TRANSITION PERIOD FROM               TO              .
                                       -------------    -------------

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

TRANS WORLD GAMING CORP. HEREBY AMENDS AND RESTATES IN ITS ENTIRETY THE
FORM 10-QSB FOR THE FISCAL QUARTER ENDED MARCH 31, 1999. THIS AMENDMENT AND RESTATEMENT IS THE RESULT OF A REVIEW BY OUR INDEPENDENT AUDITORS, ROTHSTEIN KASS & CO. THE PURPOSE OF THE AMENDMENT IS TO MAKE CORRECTIONS AS DESCRIBED IN
NOTE 5. (ENTITLED "RESTATEMENT OF CERTAIN TRANSACTIONS AS OF MARCH 31, 1999") TO THE FINANCIAL STATEMENTS APPEARING IN THIS REPORT.


                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES

                                  FORM 10-QSB/A


                      FOR THE QUARTER ENDED MARCH 31, 1999


                                      INDEX


                          PART 1--FINANCIAL INFORMATION


                                                                                 PAGE
                                                                                 ----
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (UNAUDITED)

         CONDENSED CONSOLIDATED BALANCE SHEET AMENDED AS OF MARCH 31, 1999         1

         CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (AMENDED)                    2
         FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (AMENDED)                 3
         FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (AMENDED)            4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS                5


                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                         8

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                                 8

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                           8

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                       9

ITEM 5.  OTHER INFORMATION                                                         9

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                          9


FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED STATEMENTS (AMENDED)

                            TRANS WORLD GAMING CORP.
                 CONDENSED CONSOLIDATED BALANCE SHEET (AMENDED)
                                 MARCH 31, 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
           Cash and equivalents                               $ 1,386
           Accounts/Notes receivable                               93
           Inventories                                             32
           Other current assets                                 1,201
                                                              -------
           Total current assets                                 2,712
                                                              -------

PROPERTY AND EQUIPMENT--net                                     4,077
                                                              -------

OTHER ASSETS
           Investment at equity                                    75
           Goodwill                                            11,883
           Deferred debt issuance costs, net                        0
           Deposits and deferred costs on investments               0
           Deferred costs and other assets                        484
                                                              -------
           Total other assets                                  12,442
                                                              -------
TOTAL ASSETS                                                  $19,231
                                                              -------
                                                              -------


                  LIABILITIES AND STOCKHOLDERS EQUITY/(DEFICIT)


CURRENT LIABILITIES
            Current portion of long term debt                 $ 1,000
            Accounts payable and accrued expenses               5,321
                                                              -------
            Total current liabilities                           6,321
                                                              -------

LONG TERM DEBT, net of current portion                         23,177
                                                              -------

STOCKHOLDERS EQUITY/(DEFICIT)
           Capital stock                                            3
           Additional paid-in-capital                           9,136
           Stock warrants outstanding                           5,237
           Accumulated deficit                                (24,643)
                                                              -------
           Total stockholders equity/(deficit)                (10,267)
                                                              -------

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY/(DEFICIT)           $19,231
                                                              -------
                                                              -------


               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                            TRANS WORLD GAMING CORP.
             CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (AMENDED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                         Three months ended
                                                             March 31,
                                                 --------------------------------
                                                   1999                     1998
                                                 --------                --------
REVENUES                                         $  4,715                $  1,569

COSTS AND EXPENSES

Cost of revenue                                     2,455                     988
Administrative                                        789                     210
Depreciation and Amortization                       1,787                     118
                                                 --------                --------
TOTAL COSTS AND EXPENSES                            5,031                   1,316
                                                 --------                --------

EARNINGS/(LOSS) FROM OPERATIONS                      (316)                    253

Interest expense                                     (880)                   (283)
Foreign exchange gain (loss)                         (187)                      0
Other                                                  -2                       0
                                                  -------                --------
                                                   (1,069)                   (283)

EARNINGS/(LOSS) BEFORE TAXES                       (1,385)                    (30)

Provision for tax                                       0                       0
                                                  -------                --------

NET EARNINGS/(LOSS)                               ($1,385)                   ($30)
                                                  -------                --------
                                                  -------                --------

Earnings/(loss) per share--basic                   ($0.41)                 ($0.01)

Weighted Average of Common
shares used in computing basic
earnings/(loss) per share                           3,364                   3,044



               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                            TRANS WORLD GAMING CORP.
            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (AMENDED)
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                          Three Months ended March 31,
                                                          ----------------------------
                                                           1999                   1998
                                                          ------                ------
Cash flows provided by operating activities               $   53              $      7


Cash flows used by investing activities                     (385)              (13,302)


Cash flows provided/(used) by financing activities           (56)               16,455


Effect of exchange rate changes on cash                     (181)                    0
                                                          ------              --------


Net increase/(decrease) in cash                             (569)                3,160


Cash--beginning of period                                  1,955                   198
                                                          ------              --------


Cash--end of period                                       $1,386              $  3,358
                                                          ------              --------
                                                          ------              --------



               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Unaudited Statements.

     The accompanying condensed consolidated financial statements of Trans World Gaming Corp. (the "Company" or "TWG") as of March 31, 1999 and for the three months ended March 31, 1999 and 1998 are unaudited and reflect all adjustments of a normal and recurring nature to present fairly the financial position, results of operation and cash flows for the interim periods. These unaudited condensed, consolidated financial statements have been prepared by the Company pursuant to the instructions to Form10-QSB/A. Pursuant to such instructions, certain financial information and footnote disclosures normally included in such financial statements have been condensed or omitted.

     These unaudited condensed, consolidated financial statements should be read in conjunction with the audited, consolidated financial statements and notes thereto, together with management's discussion and analysis or plan of operations, contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results for the entire year ending December 31, 1999.

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


                                   GAMING       TRUCKSTOP      OTHER        CONSOLIDATED
                                   ------       ---------      -----        ------------
Revenues                           $ 3,035      $   1,478      $  202         $ 4,715

Interest income                    $    --                         --         $    --

Interest expense                       689            144          47         $   880

Depreciation and amortization          697             70          22         $   789


     During the three months ended March 31, 1999, the Company operated principally in three geographic areas: the United States, the Czech Republic and Spain. The following table presents information about the Company by geographic area. There were no material amounts of sales or transfers among geographic areas.


                        UNITED         CZECH
                        STATES        REPUBLIC        SPAIN      OTHER      ELIMINATIONS      CONSOLIDATED
                        ------        --------        -----      -----      ------------      ------------
Revenues               $ 1,478       $  2,166       $ 1,070      $ 422         $ (421)          $  4,715
Long-lived assets            4         10,224         5,313        417              0             15,961


4. During the Quarter ended March 31, 1998, the Company's principal operating segment was the truckstop, which operated in the United States. Accordingly, operating segment and geographic segment information is not presented for 1998.

5.   Restatement of Certain Transactions as of March 31, 1999

     a.   PREVIOUSLY OVERSTATED DEBT AND UNDERSTATED SHAREHOLDERS' DEFICIT

          Of the $17 million principal amount of notes and warrants issued in the March 1998 private placement, the Company allocated approximately $4.7 million as the estimated value of the warrants issued with the notes. This amount is being amortized as additional interest expense and an increase to notes payable over the lives of the notes using the effective interest method until such notes are repaid or the warrants are converted to equity.

     b. RECORDINGS OF THE ACQUISITION OF 21ST CENTURY RESORTS a.s. AND CASINO DE ZARAGOZA

          The acquisitions of 21st Century Resorts a.s. ("Resorts") and Casino de Zaragoza ("CDZ") were erroneously recorded in the interim consolidated financial statements. Furthermore, the amortization period of goodwill recorded in connection with this acquisition was changed from 15 to 7 years.

     c.   BALANCE SHEET RECLASSIFICATIONS

          Various balance sheet reclassifications were made to conform to the presentation of the 1998 audited consolidated financial statements.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATION

THREE MONTHS ENDED MARCH 31, 1999 AND 1998

The Company's revenues totaled $4.715 million for the three months ended March 31, 1999, compared to $1.569 million for the same period in 1998, an increase of $3.146 million mostly due to new business acquisitions in the first and second quarters of 1998. Revenues generated by the Company's international operations were $3.035 million for the three months ended March 31, 1998, revenues from Louisiana, mainly at the Woodlands truck stop, decreased by $96,000.

Total operating results show a net loss of $1.385 million for the three months ended March 31, 1999, representing a $1.350 million increase from the net loss of $30,000 for the three months ended March 31, 1998. However, the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA"), improved by 27.4% or $102,000 from the three months ended March 31, 1998, totaling $473,000 for the three months ended March 31, 1999.

On March 31,1998, the Company acquired the Resorts, a Czech Republic joint stock company which operates two casinos in the Czech Republic and is constructing a third. Revenues from Resorts for the three months ended March 31, 1999 totaled $2.084 million.

On April 17, 1998, the Company acquired CDZ, a company incorporated in Zaragoza, Spain that holds an exclusive gaming license in the Region of Aragon. Revenues from CDZ for the three months ended March 31, 1999 were $951,000.

As a result of the acquisitions of Resorts and CDZ, total costs and expenses increased from $1.316 million for the three months ended March 31, 1998 to $5.030 million for the three months ended March 31, 1999, an increase of $3.714 million.

Video poker operations in Louisiana recorded direct costs of $275,000 for the three months ended March 31, 1999, which increased by 14.6% from the costs of $240,000 during the comparable 1998 quarter. Retail expenses at the

Woodlands truck stop decreased approximately $165,000, or 32.4%, due primarily to a decrease in direct costs associated with decreased fuel sales.

Administrative expenses increased by $579,000 to $789,000 for the three months ended March 1999 from $210,000 for the three month period ended March 1998. This increase is attributable to the new business operations acquired in the second quarter of 1998.

Depreciation and amortization for the three months ended March 31, 1999 and March 30, 1998 were $1.787 million and $118,000 respectively. This increase was due primarily to the addition of the Czech Republic and Spanish operations in the second quarter of 1998.

Interest expense increased by $597,000 to $880,000 for the three months ended March 1999 from $283,000 for the comparable quarter in 1998. This increase is attributed primarily to the $17 million of debt incurred in the March 1998 private placement.


LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital, defined as current assets minus current liabilities, decreased $330,000 million to a deficit of $3.609 million at March 31, 1999 from a working capital deficit of $3.279 million at December 31, 1998.

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


PLAN OF OPERATIONS

On April 1, 1998, the Company issued a press release announcing the acquisition of Resorts. In connection with the announcement, TWG stated that a third casino in Znojmo, Czech Republic is planned to open during the first quarter of 2000 assuming that all required permissions and approvals are received. The Company will require financing of approximately $1.8 to 2.0 million to equip the Znojmo facility. The Company believes, although there can be no assurance, that financing should be available at terms favorable to the Company and Trans World Gaming International U.S. Corporation ("TWGI").

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

TWG management will continue to develop marketing and operational strategies designed to increase attendance and revenues at its existing locations in the Czech Republic and Spain. The Company has acquired land near the German border near Ceska Kubice, at Folmava, Czech Republic and is planning to build a casino to replace the existing facility. Management believes that the new location would be more accessible to its main target market in Germany and will result in improved attendance and play. TWG also plans to transfer excess slot machines from Ceska Kubice and Rozvadov to its new location in Znojmo, thereby minimizing investment. Pre-opening advertisements are planned for both Znojmo and CDZ and gala grand openings are scheduled for each location.

In November 1996, residents in 35 parishes in Louisiana, including the two parishes in which the Gold Coin and the Toledo Palace are located, voted to discontinue video poker effective June 30, 1999. The Company is currently involved in litigation to overturn the voter referendum. See Item 1--"Legal Proceedings." No assurances can be given that such litigation will be successful.

At this time, the Company has operations in the Czech Republic, Spain and Bishkek, but no U.S. gaming operations. The Company is currently seeking to develop or acquire interests in gaming operations at other locations; however, there can be no assurance that the Company will be able to develop or acquire such new operations in the future.

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

                           PART II--OTHER INFORMATION

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

DEBT REDUCTION AND TAX DEFERRAL. On January 25, 1997 (prior to the Company's acquisition of 90% of CDZ), the directors of CDZ filed an application in Court of First Instance number 11 of Zaragoza to declare CDZ in temporary receivership. Temporary receivership was granted on June 23, 1997. On April 17, 1998 (the date of the Company's acquisition of 90% of CDZ), CDZ signed a composition with creditors, most notably the DGA, the Spanish Social Security Authorities and the City Council of Alfajarin ("Spanish Taxing Authorities"), which set the terms of payment to the Spanish Taxing Authorities and other creditors for debts existing as of January 25, 1997. The composition with the Spanish Taxing Authorities and other creditors resulted in a debt reduction of approximately $1.7 million. This reduction was accounted for as a reduction of goodwill. In addition, in 1998, DGA granted the Company a deferral of approximately $1.0 million in taxes on all of 1997 and some of 1998 gaming winnings. Furthermore, in April 1998, the Company reached an understanding with the Spanish Social Security Authorities to defer approximately $1.4 million related to all debts generated in 1997 and the first quarter of 1998.

PRIME/NATIONAL OVER-LEASE. On May 22, 1998, the Company entered into the settlement relating to the Prime Agreement. (See Item 1 of the Form 10KSB for December 31, 1998 - "Description of Business - General Development of Business").

VOTER MANDATE. The Company currently is involved as a plaintiff, through its Chrysolith affiliate, in litigation challenging the Louisiana Voter Mandate. (See Item 1 of the Form 10KSB for December 31, 1998--"Description of Business--Regulations and Licensing--Louisiana Gaming Reform").

The Company is not currently involved in any other material legal proceeding nor was it involved in any other material litigation during the quarter and year ended March 31, 1999.


ITEM 2.  CHANGES IN SECURITIES

         (a)-(d) None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company has, from time to time, been in technical default of certain amended indentures issued in connection with the Resorts acquisition. The Company has relied upon the forbearance and waivers from a majority interest of the holders of the senior notes issued pursuant to such amended indentures. Value Partners, Ltd., a Texas limited partnership ("Value Partners") represents a majority in interest of the holders of the senior notes. The Company has borrowed other amounts from Value Partners from time to time (some of which have been in technical default for which forbearance or waivers have been granted) and may seek to borrow additional funds or obtain equity investments, from Value Partners in the future.

During the quarter ended March 31, 1999, the Company was in technical default of, and has not timely paid a $1.0 million loan from Value Partners, which was due on September 15, 1998 (the "Value Partners Loan") and is currently negotiating an extension of the Value Partners Loan. On July 30, 1999, the Company received from Value Partners a waiver of such default and a waiver of the cross defaults on the Amended Indentures, until January 1, 2000 (except for payment defaults on the amended indentures) by the majority in interest of the holders of the senior notes. Value

Partners also granted an extension of the Value Partners Loan until January 1, 2000 with the understanding that the Company and Value Partners will work in good faith to renegotiate the loan terms prior to August 31, 1999. A default by the Company on this loan (or any loan) would result in a default on all of the Company's debt instruments and would have a material adverse effect on the Company's financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.   Exhibits


---------------------------------------------------------------------------------------------------------------
      Item No                    Item                                          Method of Filing
---------------------------------------------------------------------------------------------------------------
        3.1         Articles of Incorporation                       Incorporated by reference to Exhibit 3.1
                                                                    contained in the registration statement
                                                                    on Form SB-2 (File No. 33-85446-A).

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

        4.2         Specimen Redeemable Common Stock                Incorporated by reference to Exhibit 4.2
                    Purchase Warrant                                contained in the registration statement
                                                                    on Form SB-2 (File No. 33-85446-A).

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

        4.7         Form of 12% Secured Convertible Senior Bond     Incorporated by reference to Exhibit 4.7
                    due June 30, 1999                               contained in Form  10-KSB for the fiscal
                                                                    year ended December 31, 1996. (File No.
                                                                    0-25244)
---------------------------------------------------------------------------------------------------------------



---------------------------------------------------------------------------------------------------------------
      Item No                    Item                                          Method of Filing
         4.8        Form of Warrant to Purchase Common Stock        Incorporated by reference to Exhibit 4.8
                    Dated July 1, 1996                              contained in Form 10-KSB for the fiscal
                                                                    year ended December 31, 1996. (File No.
                                                                    0-25244)

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

        4.14        Indenture dated March 31, 1998 among the        Incorporated by reference to Exhibit 4(I)
                    Company, TWG International U.S. Corporation,    contained in the Form 8-K filed on April
                    TWG Finance Corp. and U.S. Trust Company of     14, 1998 (File No. 0-25244)
                    Texas, N.A.

        4.15        Series C Warrant to Purchase Common Stock       Incorporated by reference to Exhibit
                    dated March 31, 1998                            4(II) contained in the Form 8-K filed on
                                                                    April 14, 1998 (File No. 0-25244)

        4.16        Indenture dated March 31, 1998 between TWG      Incorporated by reference to Exhibit
                    International U.S. Corporation and U.S.         4(III) contained in the Form 8-K filed on
                    Trust Company of Texas, N.A.                    April 14, 1998 (File No. 0-25244)

        4.17        Consent to Amend Indenture, Bonds and           Incorporated by reference to Exhibit
                    Warrants dated March 25, 1998 by and between    4(IV) contained in the Form 8-K filed on
                    the Company, Trans World Gaming of              April 14, 1998 (File No. 0-25244)
                    Louisiana, Inc., U.S. Trust Company of
                    Texas, N.A., and certain individuals

        4.18        First Amended Indenture dated March 31, 1998    Incorporated by reference to Exhibit 4(V)
                    among the Company, TWGLa and U.S. Trust         contained in the Form 8-K filed on April
                    Company of Texas, N.A.                          14, 1998 (File No. 0-25244)

        4.19        First Amended Indenture dated March 31,         Incorporated by reference to Exhibit 4(V)
                    1998 among the Company, TWGLa and U.S. Trust    contained in the Form 8-K filed on April
                    Company of Texas, N.A.                          14, 1998 (File No. 0-25244)

        4.20        Series A Warrant to Purchase Common Stock       Incorporated by reference to Exhibit
                    dated March 31, 1998                            4(VI) contained in the Form 8-K filed on
                                                                    April 14, 1998 (File No. 0-25244)

        4.21        Series B Warrant to Purchase Common Stock       Incorporated by reference to Exhibit
                    dated March 31, 1998                            4(VII) contained in the Form 8-K filed on
                                                                    April 14, 1998 (File No. 0-25244)
---------------------------------------------------------------------------------------------------------------



---------------------------------------------------------------------------------------------------------------
      Item No                    Item                                          Method of Filing
        4.22        Agreement to Amend Warrants dated March 31,     Incorporated by reference to Exhibit 4(VIII)
                    1998 among the Company and the named Holders    contained in the Form 8-K filed on April 14,
                                                                    1998 (File No. 0-25244)

        4.23        Series D Warrant to Purchase Common Stock       Incorporated by reference to Exhibit 4(IX)
                    dated March 31, 1998                            contained in the Form 8-K filed on April 14,
                                                                    1998 (File No. 0-25244)

        10.1        Agreement for Exchange of Shares dated          Incorporated by reference to Exhibit 10.1
                    July 12, 1994, between the Company and          contained in the registration statement
                    the shareholders of Lee Young Enterprises,      on Form SB-2 (File No. 33-85446-A).
                    Inc.


        10.2        Asset Purchase Agreement dated as of            Incorporated by reference to Exhibit 10.2
                    September 21,1994, between the Company and      contained in the registration statement
                    Prime Properties, Inc.                          on Form SB-2 (File No. 33-85446-A).


        10.3        Agreement of Sale dated as of September 21,     Incorporated by reference to Exhibit 10.3
                    1994, between the Company and Prime             contained in the registration statement
                    Properties, Inc.                                on Form SB-2 (File No. 33-85446-A).

        10.4        Form of Lease between Prime Properties, Inc.    Incorporated by reference to Exhibit 10.4
                    and the Company.                                contained in the registration statement on
                                                                    Form SB-2 (File No. 33-85446-A).

        10.5        Agreement dated September 21, 1994, among       Incorporated by reference to Exhibit 10.5
                    Chrysolith, LLC, Prime Properties, Inc.,        contained in the registration statement
                    Monarch Casinos, Inc. of Louisiana,             on Form SB-2 (File No. 33-85446-A).
                    ("Monarch") and the Company.

        10.6        Asset Purchase Agreement dated September 21,    Incorporated by reference to Exhibit 10.6
                    1994, between Chrysolith L.L.C. and Monarch     contained in the registration statement on
                                                                    Form SB-2 (File No. 33-85446-A).

        10.7        Lease (with option) dated May 10, 1994 among    Incorporated by reference to Exhibit 10.7
                    Lula Miller, Inc., Charles A. Jones III and     contained in the registration statement
                    Kelly McCoy Jones, as Lessor, and Monarch,      on Form SB-2 (File No. 33-85446-A).
                    as Lessee.

        10.8        Offer to Purchase dated October 4, 1994,        Incorporated by reference to Exhibit 10.8
                    among Trans World Gaming of Louisiana, Inc.,    contained in the registration statement
                    Monarch, Lula Miller, Inc., Charles A.          on Form SB-2 (File No. 33-85446-A).
                    Jones III and Kelly McCoy Jones.

        10.9        Memorandum of Agreement dated March 18,         Incorporated by reference to Exhibit 10.9
                    1994, between the Company and Yves Gouhier      contained in the registration statement
                    and Camille Costard to acquire shares of        on Form SB-2 (File No. 33-85446-A).
                    Casino Cherbourg S.A., as amended  (English
                    translation, except amendment is in French.)

       10.10        Shareholder Agreement dated April 7, 1994,      Incorporated by reference to Exhibit
                    between the Company and Michael A. Edwards,     10.10 contained in the registration
                    as the shareholders of Monarch                  statement on Form SB-2 (File No.
                                                                    33-85446-A).

       10.11        Employment Agreement dated March 6, 1996        Incorporated by reference to Exhibit
                    between the Company and Stanley Kohlenberg      10.11 contained in the Form 10-KSB for
                                                                    the fiscal year ended December 31, 1995
                                                                    (File No. 0-25244).

       10.12        Employment Agreement between the Company and    Incorporated by reference to Exhibit
                    Dominick J. Valenzano                           10.12 contained in the registration
                                                                    statement on Form SB-2 (File No.
                                                                    33-85446-A).
---------------------------------------------------------------------------------------------------------------



---------------------------------------------------------------------------------------------------------------
      Item No                    Item                                          Method of Filing
       10.13        1993 Incentive Stock Option Plan                Incorporated by reference to Exhibit
                                                                    10.13 contained in the registration
                                                                    statement on Form SB-2 (File No.
                                                                    33-85446-A).

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

       10.16        Collateral Mortgage relating to the             Incorporated by reference to Exhibit
                    Woodlands Travel Plaza.                         10.16 contained in the registration
                                                                    statement on Form SB-2 (File No.
                                                                    33-85446-A).

       10.17        Operating Agreement dated as of December 22,    Incorporated by reference to Exhibit
                    1994 Gold Coin.                                 10.17 contained between the Company and
                                                                    Chrysolith relating to the in the Form
                                                                    10-KSB for the fiscal year ended December
                                                                    31, 1994 (File No. 0-25244).

       10.18        Note in principal amount $75,000 payable by     Incorporated by reference to Exhibit
                    Monarch (and assumed by the Company).           10.18 contained in the Form 10-KSB for
                                                                    the fiscal year ended December 31, 1994
                                                                    (File No. 0-25244).

       10.19        Lease Agreement dated May 1, 1993 between       Incorporated by reference to Exhibit
                    National Auto/Truck Stops, Inc. and Prime       10.19 contained in the Form 10-KSB for
                    Properties with respect to the 76 Plaza         the fiscal year ended December 31, 1995
                                                                    (File No. 0-25244).

       10.20        Agreement and General Release dated as of       Incorporated by reference to Exhibit
                    March 6, 1996 between the Company and R. K.     10.20 contained in the Form 10-KSB for
                    Merkey.                                         the fiscal year ended December 31, 1995
                                                                    (File No. 0-25244).

       10.21        Forbearance Agreement dated January 19, 1996    Incorporated by reference to Exhibit
                    between the Company and Chrysolith              10.21 contained in the Form 10-KSB for
                                                                    the fiscal year ended December 31, 1995
                                                                    (File No. 0-25244).

       10.22        Letter Agreement dated January 30, 1996         Incorporated by reference to Exhibit
                    between the Company and Chrysolith regarding    10.22 contained in the Form 10-KSB for
                    forbearance payments                            the fiscal year ended December 31, 1995
                                                                    (File No. 0-25244).

       10.23        Consulting Agreement dated January 1, 1997      Incorporated by reference to Exhibit
                    between the Company and Stanley Kohlenberg      10.23 contains in Form 10-KSB for the
                                                                    fiscal year ended December 31, 1996 (File
                                                                    No. 0-25244).

       10.24        Employment Agreement dated December 26, 1996    Incorporated by reference to Exhibit
                    between the Company and Andrew Tottenham        10.24 contains in Form 10-KSB for the
                                                                    fiscal year ended December 31, 1996 (File
                                                                    No. 0-25244).
---------------------------------------------------------------------------------------------------------------



---------------------------------------------------------------------------------------------------------------
      Item No                    Item                                          Method of Filing
       10.25        Employment Agreement date February 1, 1997      Incorporated by reference to Exhibit
                    between the Company and Christopher Moore       10.25 contains in Form 10-KSB for the
                                                                    fiscal year ended December 31, 1996 (File
                                                                    No. 0-25244).

       10.26        Cancellation Agreement dated as of October      Incorporated by reference to Exhibit
                    3, 1996 between the Company and Mid-City        10.26 contained in the Form 10-KSB for
                    Associates                                      the fiscal year ended December 31, 1996
                                                                    (File No. 0-25244).

       10.27        Agreement of Lease dated as of October 2,       Incorporated by reference to Exhibit
                    1996 between the Company and Mid-City           10.27 contained in the Form 10-KSB for
                    Associates                                      the fiscal year ended December 31, 1996
                                                                    (File No. 0-25244).

       10.28        Stock Purchase Agreement dated as of January    Incorporated by reference to Exhibit
                    1, 1997 among the Company, Andrew Tottenham     10.28 contained in the Form 10-KSB for
                    and Robin Tottenham                             the fiscal year ended December 31, 1996
                                                                    (File No. 0-25244).

       10.29        Employment Agreement dated April 15, 1997       Incorporated by reference to Exhibit
                    between Company and James Hardman               10.29 contained in Form 10-KSB for the
                                                                    fiscal year ended December 31, 1997 filed
                                                                    on March 30, 1998. (File No. 0-25244)

       10.30        Stock Purchase Agreement dated as of January    Incorporated by reference to Exhibit
                    20, 1998 between the Company and 21st           10.30 contained in Form 10-KSB for the
                    Century Resorts                                 fiscal year ended December 31, 1997 filed
                                                                    on March 31, 1998. (File No. 0-25244)

       10.31        Form of the Subscription Agreement for the      Incorporated by reference to Exhibit
                    Private Placement                               10.31 contained in Form 10-KSB for the
                                                                    fiscal year ended December 31, 1997 filed
                                                                    on March 31, 1998. (File No. 0-5244)

       10.32        Escrow Agreement dated March 17, 1998 among     Incorporated by reference to Exhibit
                    the Company, TWG Finance Corp., TWG             10.32 contained in Form 10-KSB for the
                    International U.S. Corporation as Issuer and    fiscal year ended December 31, 1997 filed
                    U.S. Trust Company of Texas, N.A., as Trustee   on March 30, 1998. (File No. 0-25244)

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

       10.34        Purchase Agreement dated as of April 15,        Incorporated by reference to Exhibit
                    1997 among the Company, James R. Hardman,       10.34 contained in the Form 10-Q for the
                    Jr. and Multiple Application Tracking System    quarter ended March 31, 1997, filed on
                                                                    May 9, 1997 (File No. 0-25244)

       10.35        License Agreement dated as of April 15, 1997    Incorporated by reference to Exhibit
                    between the Company and James R. Hardman, Jr.   10.35 contained in the Form 10-Q for the
                                                                    quarter ended March 31, 1997, filed on
                                                                    May 9, 1997 (File No. 0-25244)
---------------------------------------------------------------------------------------------------------------



---------------------------------------------------------------------------------------------------------------
      Item No                    Item                                          Method of Filing

       10.36        Loan Agreement dated June 11, 1997 between      Incorporated by reference to Exhibit
                    the Company and Value Partners                  10.36 contained in the Form 8-K filed on
                                                                    June 17, 1997 (File No. 0-25244)

       10.37        $350,000 Senior Promissory Note dated June      Incorporated by reference to Exhibit
                    11, 1997                                        10.37 contained in the Form 8-K filed on
                                                                    June 17, 1997 (File No. 0-25244)

       10.38        Joint Activity Agreement dated March 31,        Incorporated by reference to Exhibit
                    1997 between Mr. Mahmud Avdiyev and             10.38 contained in the Form 8-K filed on
                    Tottenham & Co., d/b/a ART marketing Ltd.       June 17, 1997 (File No. 0-25244)

       10.39        Loan Agreement dated October 27, 1997,          Incorporated by reference to Exhibit
                    between Value Partners, and the Company         10.39 contained in the Form 10-QSB for
                                                                    the quarter ended September 30, 1997,
                                                                    filed on November 12, 1997 (File No.
                                                                    0-25244)

       10.40        $262,500 Senior Promissory Note dated           Incorporated by reference to Exhibit
                    October 27, 1997                                10.40 contained in the Form 10-QSB for
                                                                    the quarter ended September 30, 1997,
                                                                    filed on November 12, 1997 (File No.
                                                                    0-25244)

       10.41        Warrant to Purchase Common Stock dated          Incorporated by reference to Exhibit
                    November 27, 1997                               10.41 contained in the Form 10-QSB for
                                                                    the quarter ended September 30, 1997,
                                                                    filed on November 12, 1997 (File No.
                                                                    0-25244)

        27.1        Financial Data Schedule                         Filed herewith


---------------------------------------------------------------------------------------------------------------


         b.   Reports on Form 8-K

              During the quarter ended March 31, 1999, the Company files a Periodic Report on Form 8-K on February 25, 1999. This Periodic Report related to the resignation of Pannell Kerr Forster PC as the Company's independent auditor and the selection and appointment of Rothstein Kass & Company, P.C. ("RKC") as the Company's new independent auditor. RKC agreed to perform an audit of the Company for the year ended December 31, 1998 and was also appointed to perform an audit of the Company for the year ending December 31, 1999.

                                   SIGNATURES

In accordance with the requirements of Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







                                                    TRANS WORLD GAMING CORP.



Date:  September 7, 1999                            By:  /s/ RAMI S. RAMADAN
                                                         --------------------
                                                         Chief Executive Officer