Form 10QSB
period 1999-09-30
TRANS WORLD GAMING CORP
filed 1999-11-05
CIK 914577

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB



/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1999


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

         Shares of the Registrant's Common Stock, par value $.001, outstanding as of November 3, 1999: 3,364,000

           Transitional Small Business Disclosure Format (check one); YES/ / NO /X/

================================================================================

                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES

                                  FORM 10-QSB


                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999


                                     INDEX


                         PART I - FINANCIAL INFORMATION

                                                                                  PAGE
                                                                                  ----
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         CONDENSED CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 1999              1

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS     2
         FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE AND THREE     3
            MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                       4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                  5

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                          9

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                                 10

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                           10

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                       10

ITEM 5.  OTHER INFORMATION                                                         10

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                          10

ITEM 7.  SIGNATURES                                                                18


                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
                               September 30, 1999
                                 (in thousands)

                                     ASSETS

CURRENT ASSETS:
   Cash                                                                         $  1,319
   Accounts receivable, less allowance for doubtful accounts of $273                  78
   Prepaid expenses and other current assets                                       1,197
                                                                                --------
                                                                                   2,594
                                                                                --------
PROPERTY AND EQUIPMENT, LESS ACCUMULATED DEPRECIATION AND AMORTIZATION OF $973     3,901
                                                                                --------
OTHER ASSETS:
   Goodwill and other intangible assets, less accumulated
     amortization of $3,543                                                       10,858
   Deposits and other assets                                                         469
                                                                                --------
                                                                                  11,327
                                                                                --------
                                                                                $ 17,822
                                                                                ========
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Short-term debt                                                              $  1,000
   Accounts payable                                                                2,880
   Accrued expenses and other current liabilities                                  2,132
                                                                                --------
                                                                                   6,012
                                                                                --------
LONG-TERM LIABILITIES:
   Long-term debt, net of unamortized debt discount of $3,664                     18,136
   Other long-term liabilities                                                     5,305
                                                                                --------
                                                                                  23,441
                                                                                --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
   Preferred stock, $.001 par value, 2,000 shares authorized, none issued
   Common stock $.001 par value, 50,000 shares authorized,
      3,364 shares issued and outstanding                                              3
   Additional paid-in capital                                                      9,136
   Stock warrants outstanding                                                      5,237
   Accumulated other comprehensive income                                            982
   Accumulated deficit                                                           (26,989)
                                                                                --------
TOTAL STOCKHOLDERS' DEFICIT                                                      (11,631)
                                                                                --------
                                                                                $ 17,822
                                                                                ========

         SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES

                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       AND COMPREHENSIVE LOSS (Unaudited)
                                   Periods Ended September 30, 1999 and 1998
                                   (in thousands, except for per share data)

                                               Nine Months Ended September 30,   Three Months Ended September 30,
                                                     1999           1998                 1999         1998
                                                   --------       --------             -------      -------
REVENUES                                           $ 12,602       $ 10,220             $ 3,013      $ 3,862
                                                   --------       --------             -------      -------
COSTS AND EXPENSES
     Cost of revenues                                 6,680          6,979               2,183        2,773
     Depreciation and amortization                    2,297          1,841                 720          921
     Selling, general and administrative              3,749          2,709                 385        1,091
     Write-offs                                          75
                                                   --------       --------             -------      -------
                                                     12,801         11,529               3,288        4,785
                                                   --------       --------             -------      -------
LOSS FROM OPERATIONS                                   (199)        (1,309)               (275)        (923)
                                                   --------       --------             -------      -------
OTHER INCOME (EXPENSE):
     Interest expense                                (2,759)        (1,999)               (942)        (878)
     Foreign exchange (loss)                           (137)                                37
     Other                                               (3)
                                                   --------       --------             -------      -------
                                                     (2,899)        (1,999)               (905)        (878)
                                                   --------       --------             -------      -------
LOSS BEFORE INCOME TAXES (BENEFIT)                   (3,098)        (3,308)             (1,180)      (1,801)

INCOME TAXES (BENEFIT)                                                  82                              (19)
                                                   --------       --------             -------      -------
NET LOSS                                           $ (3,098)      $ (3,390)            $(1,180)     $(1,782)
                                                   ========       ========             =======      =======
WEIGHTED AVERAGE OF
       COMMON SHARES OUTSTANDING
     Basic                                            3,364          3,044               3,364        3,044
                                                   ========       ========             =======      =======
LOSS PER COMMON SHARE
     Basic                                         $  (0.92)      $  (1.11)            $ (0.35)     $ (0.59)
                                                   ========       ========             =======      =======
COMPREHENSIVE INCOME (LOSS)

NET LOSS                                           $ (3,098)      $ (3,390)            $(1,180)     $(1,782)

OTHER COMPREHENSIVE INCOME, foreign currency
  translation adjustment                                870                                 83
                                                   --------       --------             -------      -------
COMPREHENSIVE LOSS                                 $ (2,228)      $ (3,390)            $(1,097)     $(1,782)
                                                   ========       ========             =======      =======

           SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          TRANS WORLD GAMING CORP. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                        Nine Months Ended September 30, 1999 and 1998
                                       (in thousands)

                                                                       1999            1998
                                                                     ---------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:                                $    254       $  (1,675)
                                                                     ---------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions of 21st Century Resorts and Casino de Zaragoza                      (14,030)
     Purchases of property and equipment                                 (707)
                                                                     ---------      ----------
NET CASH USED IN INVESTING ACTIVITIES:                                   (707)        (14,030)
                                                                     ---------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from short-term debt                                                        285
     Payments of short-term debt                                          (56)
     Proceeds from long-term debt                                                      17,000

NET CASH PROVIDED BY (USED IN) FINANCING:                                 (56)         17,285
                                                                     ---------      ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH:                                 (127)
                                                                     ---------      ----------
NET INCREASE (DECREASE) IN CASH:                                         (636)          1,580

CASH:
     Beginning of period                                                1,955             198
                                                                     ---------      ----------
     End of period                                                   $  1,319       $   1,778
                                                                     =========      ==========

           SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)

1.       Unaudited Statements.

         The accompanying condensed consolidated financial statements of Trans World Gaming Corp. (the "Company" or "TWG") as of September 30, 1999 and for the nine and three months ended September 30, 1999 and 1998 are unaudited and reflect all adjustments of a normal and recurring nature to present fairly the financial position, results of operation and cash flows for the interim periods. These unaudited condensed, consolidated financial statements have been prepared by the Company pursuant to the instructions to Form 10-QSB. Pursuant to such instructions, certain financial information and footnote disclosures normally included in such financial statements have been condensed or omitted.

         These unaudited condensed, consolidated financial statements should be read in conjunction with the audited, consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and plan of operations, contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. The results of operations for the nine and three months ended September 30, 1999 are not necessarily indicative of the results for the entire year ending December 31, 1999.

         Certain reclassifications of prior year balances have been made to conform to the current year's classification of such balances.

2. Basic earnings or (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share incorporates the dilutive effect of common stock equivalents on an average basis during the period. The Company's common stock equivalents currently include stock options and warrants. Dilutive earnings or
         (loss) per common share has not been presented for the nine and three months ended September 30, 1999 and 1998 since the inclusion of common stock equivalents would have been antidilutive.

3. Segment information listed below reflects the two principal business units of the Company during the three and nine month periods ended September 30, 1999. Each segment is managed according to the products or services that are provided to the respective customers and information is reported on the basis of reporting to the Company's chief operating decision-maker.

                                               GAMING   TRUCKSTOP   OTHER   CONSOLIDATED
                                               ------   ---------   -----   ------------
                                                         Three Months Ended
                                                          September 30 1999
             Revenues                          $2,506      $ 84     $423      $ 3,013
             Interest expense                     746       144       52          942
             Depreciation and amortization        696         6       18          720

                                                          Nine Months Ended
                                                          September 30 1999
             Revenues                          $8,647    $3,030     $925      $12,602
             Interest expense                   2,179       432      148        2,759
             Depreciation and amortization      2,087       145       65        2,297

4. During the nine and three months ended September 30, 1999, the Company operated principally in three geographic areas: the United States, the Czech Republic and Spain. The following table presents information about the Company by geographic area. There were no material amounts of sales or transfers among geographic areas.

                               UNITED      CZECH
                               STATES     REPUBLIC     SPAIN     OTHER     CONSOLIDATED
                               ------     --------     -----     -----     ------------
                                       Three Months Ended September 30, 1999
                                       -------------------------------------
         Revenues              $   84      $2,095      $  798    $  36       $ 3,013

                                        Nine Months Ended September 30, 1999
                                        ------------------------------------
         Revenues              $3,055      $6,433      $3,053    $  61       $12,602

         Long-lived Assets         10       9,497       4,880      372        14,759


5. At the close of a special legislative session on April 19, 1996, a local option bill was passed which required the residents of each parish in the state of Louisiana to vote on the future of gambling in their parish. On November 5, 1996, the residents in Lafayette and Beauregard parishes in Louisiana, where the Company had video poker operations, were among 35 Louisiana parishes that voted to eliminate video poker (the "Voter Mandate"). As a result, the Company ceased its video poker operations on July 1, 1999 in both of those parishes. These were the only two facilities at which the Company had U.S. casino operations. The Company, through its Chrysolith affiliate, has joined with several other video poker operators in Louisiana in challenging the vote in the courts. On January 30, 1998, the Louisiana Supreme Court unanimously denied without comment a writ application filed by Chrysolith, among others, alleging Election Code violations, effectively ending the Election Code challenge to the Voter Mandate. In May 1999, the 1st District Court in Baton Rouge decided that the 1996 election was illegal and the Voter Mandate should be overturned. In June 1999, the Louisiana Court of Appeals reversed the 1st District Court's decision. The State Supreme Court refused to hear the case and upheld the decision of the appellate court. The U.S. Supreme Court will decide early in 2000 whether or not to consider the case. The Company cannot, as of the date hereof, predict the outcome of this litigation or when a decision relating hereto will be rendered.

         The Louisiana video poker operations included the Gold Coin casino in Lafayette, and the Toledo Palace casino in DeRidder. Both casinos were closed on July 1, 1999, and the video poker machines were sold for $84,000. The Woodlands truck stop in DeRidder was closed on July 26, 1999, and was sold on October 4, 1999 for a net cash payment of $71,000. In accordance with the Company's strategy to concentrate on profitable businesses and minimize risk, the Company is in the process of disposing of its interest in Chrysolith, L.L.C., which is expected to be completed in the fourth quarter of 1999. Regardless of the decision by the U.S. Supreme Court, the Company does not anticipate any further business involvement in Louisiana.

6. On October 28, 1999, the Company borrowed $3 million in a private placement from Value Partners, Ltd., a Texas limited partnership, and three of the Company's outside directors. The loan was documented on October 15, 1999 by means of a supplement to the trust indentures with U.S. Trust Co. of Texas, N.A., as trustee, dated as of March 31, 1998, as supplemented on October 29, 1998 (the "Indentures"), to provide for the issuance of additional senior notes thereunder. In conjunction with the sale of the senior notes, the Company issued 9 year warrants for 1,250,730 shares of Company common stock with the exercise price of $.01 per share. The proceeds were immediately used to retire the $1 million loan from Value Partners, Ltd., with accrued interest of $.25 million. The short-term Value Partners, Ltd. loan carried an interest rate of 17%, while the interest rate on the new notes is 12%. The remaining funds will be used to finance the Company's third casino in the Czech Republic, scheduled to open in mid January 2000, and to capitalize the Company's Spanish casino and for other general corporate purposes.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

The Company's revenues totaled $3.013 million for the three months ended September 30, 1999, compared to $3.862 million for the same period in 1998, a decrease of $849,000. The results for the quarter show a net loss of $1.18 million, improved from a net loss of $1.782 million during the third quarter of 1998.

The decline in revenues for the three month period ended September 30, 1999 was primarily the result of the closing of the Company's video poker operations in Louisiana as of July 1, 1999, in accordance with the Voter Mandate discussed above in Item 1. From July 1 to September 30, 1998, the Louisiana operations generated revenues of $1.464 million. The decrease in revenue was partially offset by increased revenue in the Czech Republic at the 21st Century Resorts casinos ("Resorts"). Revenues from Resorts were $2.1 million during the three month period ended September 30, 1999, showing growth of $.6 million from the same period of 1998. Marketing programs which include increased advertising, special promotions, and busing, have resulted in a 31% increase in guests and a 40% increase in drop, from $6.8 million to $9.5 million, over the third quarter of 1998. Revenues from the Company's Spanish casino operations, Casino de Zaragoza ("CDZ"), were $.8 million for the three months ended September 30, 1999, unchanged from the three months ended September 30, 1998. A Spanish marketing program similar to that implemented in the Czech Republic will begin during the last quarter of 1999. The program is designed to increase both attendance and drop per head, as it has in the Czech Republic.

Costs of revenues decreased $.6 million from $2.8 million in the third quarter of 1998 to $2.2 million in 1999. This decrease is primarily the result of the closing of the Louisiana operations, $.7 million.

Total operating results showed a loss of $275,000 for the three months ended September 30, 1999, an improvement of $648,000 from the previous year's loss of $923,000. The Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") improved by $484,000 from the three months ended September 30, 1998, totaling $482,000 or 16% as a percentage of total revenue for the three months ended September 30, 1999, compared to a negligible percentage of total revenues for the three months ended September 30, 1998.

Selling, general and administrative expenses decreased by $706,000 for the three months ended September 30, 1999 when compared to the same quarter last year due to stabilization of the Company's operational structure. The savings have been accomplished through less reliance on expensive expatriate personnel, a more stable workforce, and better financial controls, among other factors.

Interest expense increased by $64,000 to $942,000 for the three months ended September 30, 1999. This increase is primarily the result of short-term borrowing.

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

The Company's revenues totaled $12.602 million for the nine months ended September 30, 1999, compared to $10.220 million for the same period in 1998, an increase of $2.382 million or 23%. The net loss for the same period improved from a loss of $3.4 million in 1998 to a loss of $3.1 million in 1999.

The improvement in the Company's revenue was due to revenue growth of $3.8 million at Resorts and CDZ, offset by the reduction in Louisiana revenue of $1.4 million, from $4.5 million for the first nine months of 1998 to $3.1 million for the same period in 1999. Louisiana revenue declined as a result of the closing of all Louisiana operations in July 1999. The Company closed its video poker operations in accordance with the Louisiana Voter Mandate as discussed above. The Woodlands truck stop, which generated revenues of $1.5 million in the nine month period ended September 30,1998, was also closed in July 1999. Revenues had fallen significantly following the closing of the video poker operation, making the truckstop unprofitable; nevertheless, the Company's international operations generated more revenue, $9.6 million for the nine months ended September 30, 1999, an increase of 67% over the same period of 1998.

Revenues from Resorts for the nine months ended September 30, 1999 totaled $6.4 million, an increase of $3.8 million when compared to the same nine-month period last year. Because the Company acquired Resorts on March 31, 1998, the period ended September 30, 1998 included only six months of revenues. Revenues from April 1 to September 30, 1999 were $1.4 million higher in 1999 than in the same period in 1998. The growth was achieved through effective management and marketing programs aimed at increasing both attendance and drop per person.

CDZ revenues were $3.1 million for the first nine months of 1999, an increase of $1 million over the same period last year. The prior year included revenues from the purchase date of April 17 through September 30, 1998 only. Revenues for that same period of 1999, April 17 through September 30, were $2.0 million, unchanged from last year. Revenues are expected to improve with the implementation of the marketing program and operational restructuring that will take place in the fourth quarter of 1999.

Cost of revenues of $6.7 million for the nine months ended September 30, 1999 is $.3 million lower than the same period last year. The prior year included approximately two quarters of costs for Resorts and CDZ, and three quarters of costs for the Louisiana operations. The same period of 1999 includes three quarters of costs for the European operations, but only two quarters of Louisiana costs, due to the shut-down of video gaming effective July 1, 1999, and the subsequent closing of the Woodlands truck stop on July 26, 1999. Cost of revenues for the Louisiana operations were $2.5 million in the first nine months of 1998, as compared to $1.6 million for the same period of 1999. The decrease in costs in the European operations reflects start-up costs in 1998 and the on-going effort to control operating costs. The gross margin for Resorts was 40% for the first nine months of 1998, as compared to 53% year-to-date in 1999. The improvement is in part due to the maturation of the Rozvadov casino, which opened early in 1998.

Total operating results improved $1.1 million from a loss of $1.3 million in the first nine months of 1998 to a net loss of $.2 million in 1999. EBITDA improved $1.5 million from the nine months ended September 30,1998 to $2.0 million for the same period of 1999.

Selling, general and administrative expenses increased by $1 million when compared to the same period last year. Most of the increase was the result of increased professional fees related to the new international business units as well as the closing of operations in Louisiana. Other factors included more extensive marketing efforts in the Czech Republic, and additional staffing at the corporate operations level.

Interest expense increased by $760,000 to $2.759 million for the nine months ended September 30, 1999. This increase is attributed primarily to the $17 million of debt incurred in the March 1998 private placement.


LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital, defined as current assets minus current liabilities, improved by $193,000 from the first quarter of this year, to a deficit of $3.418 at September 30, 1999. The Company's working capital deficit was $3.279 million at December 31, 1998.

On October 28, 1999, the Company received $3 million through the private placement of its debt securities and warrants. These funds will finance the completion of the Company's third casino in the Czech Republic, and have already been used to retire $1 million (plus accrued interest) in short-term debt. This loan marks the next phase of the Company's plan to aggressively streamline costs and pursue potentially lucrative gaming opportunities around the world.

The Company believes, although there can be no assurance, that existing cash (as of October 28, 1999) and anticipated cash flows from current operations will be sufficient to satisfy its on-going operations for the next twelve months. However, the Company will require additional debt and/or equity financing in order to consummate certain planned expansion and acquisitions as described under "Plan of Operations," below.

PLAN OF OPERATIONS

On April 1, 1998, the Company issued a press release announcing the acquisition of Resorts. In connection with the announcement, TWG stated that a third casino in Snojmo, Czech Republic, is planned to open in mid January 2000 assuming that all required permissions and approvals are received. The casino will be located in the duty-free area of the

Czech-Austrian border crossing one hour north of Vienna. The Company has received funding of approximately $1.8 million to equip the Snojmo facility as part of the private placement of its debt securities and warrants on October 28, 1999.

On April 17, 1998, the Company issued a press release announcing the acquisition of 90% of the Casino de Zaragoza. TWG acquired 90% of the outstanding stock of CDZ for approximately $780,000. At the time of the acquisition, CDZ had outstanding debt totaling approximately $4.8 million. The Company anticipates that permission will be granted by the appropriate Spanish government authorities that will enable TWG to move to a more favorable location. On November 2, 1999, the Company recapitalized CDZ, in the amount of 250 million pesetas, approximately $1.6 million. With the recapitalization accomplished, the Company will focus on further improvements to every aspect of the CDZ operation. If the Company decides to lease, build and equip a facility in a new location, it is anticipated that it may require financing of approximately $4.0 million.

TWG management will continue to develop marketing and operational strategies designed to increase attendance and revenues at its existing locations in the Czech Republic and Spain. On the basis of professional market research the Company has developed the trademarked name AMERICAN CHANCE CASINOS, with an Old West theme. Special promotional events based on a theme related to the "New Millenium" concept are planned for December and January in both the Czech Republic and Spain. The recruitment of high-quality employees, a commitment to employee training and development, and the creation of a dynamic management team are steps that have been taken to further enhance the organizational strength of the Company. To maintain the Company's financial improvements, the finance area has been re-organized and a Company-wide, comprehensive audit program has been implemented, overseen by the Corporate Controller.

The Company has acquired land near the German border near Ceska Kubice, at Folmava, Czech Republic, and is planning to build a casino to replace its existing facility in Ceska Kubice. Management believes that the new location would be more accessible to its main target market in Germany and will result in improved attendance and play. TWG also plans to transfer excess slot machines from Ceska Kubice and Rozvadov to its new location in Znojmo, thereby minimizing investment. Pre-opening advertisements are planned for both Znojmo and CDZ and gala grand openings are scheduled for each location. If financing were not available for the build-out of a new casino in Folmava, it would not have a material adverse effect on the future profitability of the Company.

In November 1996, residents in 35 parishes in Louisiana, including the two parishes in which the Company's video poker parlors were located, voted to discontinue video poker effective after June 30, 1999. The Company ceased its casino operations in Louisiana effective July 1, 1999, and the Woodlands truck stop was sold on October 4, 1999. Through its affiliate, Chrysolith, L.L.C., the Company is currently involved in litigation to overturn the Voter Mandate. See
Part II, Item 1 - "Legal Proceedings." No assurances can be given that such litigation will be successful.

New management is aggressively reorganizing the Company as full-service provider of casino management expertise, thus increasing access to the opportunities such as acquisitions, joint ventures, and management contracts that the Company continues to seek outside of the United States. There can be no assurance that management will be successful in identifying such opportunities, financing such acquisitions or investments or implementing such transactions.

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

On May 22, 1998, the Company negotiated settlements by and among Trans World Gaming of Louisiana ("TWGLa)", Chrysolith, L.L.C. ("Chrysolith"), Prime Properties, Inc. ("Prime") and National Auto Truckstops, Inc. ("National") (the "Settlement"). The terms of the Settlement were as follows: (i) TWGLa and the former owners of Prime agreed that TWGLa would make a final settlement payment to said former owners of $450,000, subject to certain deductions, noted below, (the "Settlement Payment"), (ii) the claim of National against Prime would be satisfied by: (a) liquidating the assets of Prime, (b) paying to National the funds previously placed in the registry of the court, and (c) paying to National available cash in Prime relating to the sale of Prime's truckstop inventory to National (the "Prime Assets") and (d) delivering a promissory note from Prime (guaranteed by TWGLa and TWG) in the principal amount of $239,597 bearing interest at the rate of 10% per annum payable in four equal monthly installments beginning on June 22, 1998 (the "National Promissory Note"); (iii) to the extent that the Prime Assets proved insufficient to satisfy the National Claim, TWGLa would reduce the Settlement Payment by the amount of such deficiency and remit such amount to National; (iv) the remaining funds of the Settlement Payment first were used to pay trade creditors and to reimburse TWGLa for payments made under the National Promissory Note and any funds remaining after such payments and reimbursements were paid to the former owners of Prime; (v) all of the litigation among the parties was dismissed; and (vi) all parties agreed to mutually acceptable releases of all claims and liabilities against the others. The final payment to the former owners of Prime of $34,580 was made on September 15, 1999.

The Company currently is involved as a plaintiff, through its Chrysolith affiliate, in litigation challenging the Louisiana Voter Mandate. (See Part I,
Item 1, number 5, Notes to Condensed Consolidated Financial Statements).

The Company is not currently involved in any other material legal proceeding nor was it involved in any other material litigation during the nine months ended September 30, 1999.

ITEM 2.  CHANGES IN SECURITIES

         (a) - (d)         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company has, from time to time, been in technical default of certain amended indentures issued in connection with the Resorts acquisition (the "Amended Indentures"). The Company has relied upon the forbearance and waivers from a majority in interest of the holders of the senior notes issued pursuant to such Amended Indentures. Value Partners, Ltd., a Texas limited partnership ("Value Partners") represents a majority in interest of the holders of the senior notes. The Company has borrowed other amounts from Value Partners from time to time (some of which have been in technical default for which forbearance or waivers have been granted) and may seek to borrow additional funds, or obtain equity investments, from Value Partners in the future. On October 28, 1999, the Company borrowed $3.0 million under the terms of the Amended Indentures, as supplemented as of October 15, 1999. (See Part I, Item 1, no, 6, Notes to Condensed Consolidated Financial Statements.)

During the nine and three months ended September 30, 1999, the Company was in technical default of, and had not timely paid a $1.0 million loan from Value Partners, which was due on September 15, 1998 (the "Value Partners Loan"). On July 30, 1999, the Company received a waiver of such default and a waiver of the cross defaults from Value Partners. The waivers cover actions or omissions by the Company which may constitute a default or an event of default under the debt instruments through and including January 1, 2000 (except for payment defaults under certain debt instruments). Value Partners also granted an extension of the Value Partners Loan until January 1, 2000 with the understanding that the Company and Value Partners would work in good faith to renegotiate the loan terms prior to August 31, 1999. A default by the Company on this loan (or any loan) would result in a default on all of the Company's debt instruments and would have a material adverse effect on the Company's financial condition. On October 28, 1999, the Company repaid the Value Partners Loan in full. See Part I, Item 1, no. 6, Notes to Condensed Consolidated Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 10-QSB

         a.       Exhibits

--------------------------------------------------------------------------------------------------------
 Item No.                             Item                                    Method of Filing
--------------------------------------------------------------------------------------------------------
    3.2        Articles of Incorporation                      Incorporated by reference to Exhibit 3.1
                                                              contained in the registration statement on
                                                              Form SB-2 (File No. 33-85446-A).

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

    4.4        Form of Warrant Agreement                      Incorporated by reference to Exhibit 4.3
--------------------------------------------------------------------------------------------------------



--------------------------------------------------------------------------------------------------------
 Item No.                             Item                                    Method of Filing
--------------------------------------------------------------------------------------------------------
                                                              contained in the registration statement on
                                                              Form SB-2 (File No. 33-85446-A).

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

   4.17        Indenture dated March 31, 1998 between         Incorporated by reference to Exhibit 4(III)
--------------------------------------------------------------------------------------------------------



--------------------------------------------------------------------------------------------------------
 Item No.                             Item                                    Method of Filing
--------------------------------------------------------------------------------------------------------
               TWG International U.S. Corporation and         contained in the Form 8-K filed on April 14,
               U.S. Trust Company of Texas, N.A.              1998 (File No. 0-25244)

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

   4.22        Agreement to Amend Warrants dated March 31,    Incorporated by reference to Exhibit
               1998 among the Company and the named           4(VIII) contained in the Form 8-K filed
               Holders                                        on April 14, 1998 (File No. 0-25244)

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

   10.9        Offer to Purchase dated October 4, 1994,       Incorporated by reference to Exhibit 10.8
               among Trans World Gaming of Louisiana,         contained in the registration statement on
--------------------------------------------------------------------------------------------------------



--------------------------------------------------------------------------------------------------------
 Item No.                             Item                                    Method of Filing
--------------------------------------------------------------------------------------------------------
               Inc., Monarch, Lula Miller, Inc., Charles      Form SB-2 (File No. 33-85446-A).
               A. Jones III and Kelly McCoy Jones.

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

  10.15        Form of 4 1/2% Bridge Note                     Incorporated by reference to Exhibit 10.14
                                                              contained in the registration statement on
                                                              Form SB-2 (File No. 33-85446-A).

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

  10.21        Agreement and General Release dated as of      Incorporated by reference to Exhibit 10.20
               March 6, 1996 between the Company and R.       contained in the Form 10-KSB for the fiscal
--------------------------------------------------------------------------------------------------------



--------------------------------------------------------------------------------------------------------
 Item No.                             Item                                    Method of Filing
--------------------------------------------------------------------------------------------------------
               K. Merkey.                                     year ended December 31, 1995 (File No. 0-
                                                              25244).

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

  10.24        Consulting Agreement dated January 1, 1997     Incorporated by reference to Exhibit 10.23
               between the Company and Stanley Kohlenberg     contains in Form 10-KSB for the fiscalyear
                                                              ended December 31, 1996 (File No. 0-25244).

  10.25        Employment Agreement dated December 26,        Incorporated by reference to Exhibit 10.24
               1996 between the Company and Andrew            contains in Form 10-KSB for the fiscal
               Tottenham                                      year ended December 31, 1996 (File No.
                                                              0-25244).

  10.26        Employment Agreement date February 1, 1997     Incorporated by reference to Exhibit 10.25
               between the Company and Christopher            contains in Form 10-KSB for the fiscal
               Moore                                          year ended December 31, 1996 (File No.
                                                              0-25244).

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

  10.32        Form of the Subscription Agreement for the     Incorporated by reference to Exhibit 10.31
               Private Placement                              contained in Form 10-KSB for the fiscal
                                                              year ended December 31, 1997 filed on
--------------------------------------------------------------------------------------------------------



--------------------------------------------------------------------------------------------------------
 Item No.                             Item                                    Method of Filing
--------------------------------------------------------------------------------------------------------
                                                              March 31, 1998. (File No. 0-5244)

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

  10.44        Severance Agreement between the Company and    Incorporated by reference to Exhibit 10.43
               Stanley Kohlenberg dated May 23, 1999          contained in the Form 8-K filed on July
                                                              13, 1999 (File No. 0-25244)
--------------------------------------------------------------------------------------------------------



--------------------------------------------------------------------------------------------------------
 Item No.                             Item                                    Method of Filing
--------------------------------------------------------------------------------------------------------
  10.46        Severance Agreement among the Company,         Incorporated by reference to Exhibit 10.44
               Trans World Gaming of Louisiana, TWG           contained in the Form 8-K filed on July
               International U.S. Corporation and TWG         13, 1999 (File No. 0-25244)
               Finance Corp. and Dominick J. Valenzano
               dated July 12, 1999

   27.1        Form of Lease Agreement between London         Incorporated by reference to Exhibit 10.46
               Investments s.r.o. and the Company             contained in the Form 10-KSB filed on
                                                              August 3, 1999 (File No. 0-25244).

               Financial Data Schedule                        Filed herewith

      b.       Reports on Form 8-K

               During the quarter ended September 30, 1999, the Company filed one Periodic Report on Form 8-K, as described below.

               On July 12, 1999, the Company filed a Form 8-K to describe the appointment of Rami S. Ramadan as Chief Executive Officer and Chief Financial Officer of the Company, and the resignation of:
               (i) Mr. Stanley Kohlenberg as Chief Executive Officer, and (ii) Mr. Dominick Valenzano as Chief Financial Officer, and to file, as exhibits thereto, Mr. Ramadan's employment agreement and Messrs. Kohlenberg's and Valenzano's severance agreements.

ITEM 7.  SIGNATURES

         In accordance with the requirements of Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             TRANS WORLD GAMING CORP.



Date:    November 4, 1999                    By:  /s/ Rami S. Ramadan
                                                 ------------------------
                                                  Chief Executive Officer