Form 10KSB
period 1999-12-31
TRANS WORLD GAMING CORP
filed 2000-04-17
CIK 914577

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
       OF 1934

                      For the Year Ended December 31, 1999

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the transition period from            to
                                               ----------    ----------

                          COMMISSION FILE NO.: 0-25244

                              --------------------


                            TRANS WORLD GAMING CORP.
             (Exact name of registrant as specified in its charter)

               Nevada                                        13-3738518
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                       Identification No.)

     545 FIFTH AVENUE, SUITE 940                                10017
           NEW YORK, NEW YORK                                 (Zip Code)
     (Address of principal executive offices)

       Registrant's telephone number, including area code: (212) 983-3355

           Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act:


                         COMMON STOCK, $.001 PAR VALUE
                       WARRANTS TO PURCHASE COMMON STOCK
                           ---------------------------

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

         The issuer's revenues for the year ended December 31, 1999 were approximately $12,294,000

         As of December 31, 1999, 5,365,449 shares of Common Stock of the Registrant were deemed outstanding, and the aggregate market value of the Common Stock of the Registrant as of that date (based upon the closing price of the Common Stock at that date as reported by the OTC Bulletin Board, excluding outstanding shares beneficially owned by directors and executive officers, was approximately $0.51.

         Transitional Small Business Disclosure Format (check one;
YES / /   NO /X/)

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

Trans World Gaming Corp. (the "Company" or "TWG") was organized as a Nevada corporation in October 1993 to acquire, develop and manage, to the extent permitted by applicable local laws, gaming establishments featuring live and mechanized gaming, including video gaming devices such as video poker machines.

TWG proceeded to enter into this business through its 1994 acquisition of several Louisiana based entities. In 1998, in response to changes in the laws governing the legality of operating video gaming devices in the state of Louisiana and faced with a closing date of June 30, 1999 for its Louisiana operations as a result of this change in law, TWG amended its operating strategy by shifting its focus to the casino market overseas and acquired five casinos, one of which includes a hotel, and a parcel of land in Europe. The Company has since closed two of the casinos due, as in Louisiana, to local gaming law changes, but has recently opened an additional casino on the parcel of land that was purchased in 1998, which leaves the Company with a total of four casinos currently in operation.

CZECH REPUBLIC

On March 31, 1998, the Company consummated a Stock Purchase Agreement ("Stock Purchase Agreement") with 21st Century Resorts a.s., an owner-operator of two casinos, and the owner of property to build a third casino, in the Czech Republic ("Resorts"), Gameway Leasing Limited ("Gameway") and Monarch Leasing Limited ("Monarch Leasing"), two off-shore affiliates of Resorts which leased equipment to Resorts and the stockholders of Resorts (the "Selling Stockholders") pursuant to which the Company acquired 100% of the equity interests of Resorts and its two operating subsidiaries and all of the assets of Gameway and Monarch Leasing. On March 31, 1998, the Company, with the assistance of Libra Investments, Inc., Los Angeles, California ("Libra") acting as placement agent, borrowed $17.0 million from fourteen sophisticated, accredited investors (the "Investors") in a private placement (the "Private Placement"). The loan is represented by 12% Senior Secured Notes (the "Senior Notes") issued pursuant to indentures (the "Indentures") by and among TWG, TWG International U.S. Corporation ("TWGI"), TWG Finance Corp. ("TFC") (TWGI and TFC) are wholly-owned subsidiaries of TWG) and U.S. Trust Company of Texas, N.A., Dallas, Texas ("USTCT") acting as indenture trustee. The Senior Notes require mandatory prepayments based upon excess cash flow generated by TWGI from the operation of Resorts and bear interest at the rate of 12% per annum. (See - Periodic Reports Form 8-K and the Amended Periodic Report on Form 8-K/A filed with the Securities and Exchange Commission ("SEC") on April 14, 1998 and June 15, 1998, respectively.) The proceeds of the Senior Notes were used to pay the net acquisition costs of, and improvements to, Resorts totaling approximately $12.6 million, to repay the First Amended Loan Agreement in the amount of $1.3 million, to cover costs and expenses of $1.4 million relating to the Private Placement and to provide working capital of $1.7 million.

As a result of a change in Czech gaming law which effectively banned foreign ownership of casinos, the Company restructured the ownership of Resorts through the use of a new Czech limited liability company and amended the indentures (the "Amended Indentures"), both of which Amended Indentures relate to, but do not alter, the Senior Notes.

On October 15, 1999, the Company borrowed $3.0 million ($2.7 million from Value Partners) in a private placement ("October 1999 Private Placement"). The loan is represented by 12% Senior Secured Notes ("October 1999 Senior Notes") issued pursuant to indentures by and among the Company and an independent indenture trustee. The October 1999 Senior Notes, which are due March 2005, require mandatory prepayments based on excess cash flow generated from Resorts. The October 1999 Senior Notes are collateralized primarily by all of Resort's gaming equipment and a majority interest in the capital stock of all of the Company's subsidiaries (except Casino de Zaragoza, S.A. ("CDZ"), a company incorporated in Zaragoza, Spain). In addition to the October 1999 Senior Notes, each investor received a proportionate share of warrants to purchase 1,250,728 shares of the Company's common stock.

The proceeds of the October 1999 Senior Notes were used to retire a $1 million short-term debt obligation, related to the acquisition of the casino in Zaragoza, Spain, to make an interest payment of approximately $250,000 on said debt, and to finance the equipping, working capital, and pre-opening costs associated with the opening of a third casino in the Czech Republic on the land that had been previously purchased in conjunction with the issuance of the Senior Notes on March 31, 1998. That casino, located near Snojmo, on the border with Austria, opened on December 22, 1999.

SPAIN

On April 17, 1998, the Company acquired 90% of CDZ, which holds the exclusive casino license in the region of Aragon. Following approval of its recapitalization plan by the Council of Ministers in Spain and the subsequent forfeiture of the shares of the holder of the remaining 10% ownership in the Company, who declined to participate in the recapitalization the Company. TWG presently owns 99.92% of CDZ (See: Item 6. "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources"). The Company acquired 90% of the outstanding stock of CDZ for approximately $780,000 (excluding related acquisition costs of approximately $678,000) and assumed its outstanding debt obligations of approximately $4.9 million.

The Company intends to move the casino, which is currently located approximately fifteen miles outside of the city of Zaragoza, to a downtown location. An understanding had been reached with an agency of the provincial government, the Diputacion General de Aragon ("DGA"), to allow the casino to execute this move, subject to the issuance of a decree; however, instead of a decree, in February 2000, the DGA introduced a law that would allow the casino to relocate. The law is expected to be presented to local Spanish parliament in June 2000. Management believes, based on its discussions with Spanish authorities, the law has little opposition and is expected to pass.

LOUISIANA OPERATIONS

Although the Company's Louisiana video poker operations terminated as of June 30, 1999, references to Company's Louisiana activities are presented here with respect to activities which occurred through December 31, 1999 and in the event that the appeal being undertaken by an industry group on behalf of all similarly situated companies to the U.S. Supreme Court (discussed below) results in the reversal of the lower court's decision.

Trans World Gaming of Louisiana, Inc. ("TWGLa"), a wholly-owned subsidiary of TWG, owned certain ownership interests in two gaming establishments at truck stops in Louisiana, which included (i) an establishment located at the 76 Plaza in Lafayette, Louisiana known as the "Gold Coin" (formerly known as the Gold Nugget), which had 50 video lottery terminals ("VLTs" or "Devices"), and (ii) the Toledo Palace (the "Toledo Palace"), which the Company established and licensed at a truck stop located in DeRidder, Louisiana, known as the Woodlands Travel Plaza (the "Woodlands") and at which TWGLa operated 33 VLTs. Both the Gold Coin and the Toledo Palace establishments were licensed to operate only VLTs. As a result of a referendum in 1996 in 35 parishes in Louisiana, including the two parishes in which the Gold Coin and the Toledo Palace, are located, it was determined that video poker would cease effective June 30, 1999 (the "Voter Mandate"). In accordance with the Voter Mandate, the Louisiana gaming authorities terminated the operations at both the Gold Coin and the Toledo Palace on June 30, 1999. The Company has appealed the Louisiana State Court's recent decision to uphold the Voter Mandate to the U.S. Supreme Court. The U.S. Supreme Court will decide in 2000 whether or not to consider the case (See Item 3 "Legal Proceedings"). The Company cannot, as of the date hereof, predict the outcome of its litigation or when a decision relating hereto will be rendered.

In accordance with the Voter Mandate and the outcome of subsequent judicial decisions, the Company ceased all operations in Louisiana on June 30, 1999 and its lease at the Gold Coin location in Lafayette was terminated on July 31, 1999. The Company sold the Woodlands truck stop in DeRidder on October 4, 1999 for $295,000 and sold the video poker machines for $84,000.

In accordance with the Company's strategy to further concentrate on profitable businesses and minimize risk, the Company is in the process of disposing of its non-voting 49% interest in Chrysolith, LLC, a Louisiana limited liability company ("Chrysolith"). Chrysolith provided on-site management for all of the operations of both the Gold Coin and the Toledo Palace, including the operation, servicing and maintenance of the VLTs, pursuant to a management agreement, the Amended and Restated Regulations and Operating Agreement of Chrysolith, dated December 1994 and amended December 1996 (the "Chrysolith Operating Agreement"). Through June 30, 1999, the Company received the net revenue at both the Gold Coin and the Toledo Palace, which is the revenue generated by VLTs at both facilities after payment of franchise taxes by Chrysolith to the State of Louisiana and after payment of all prizes to the players (the "Net Win After Tax"). The Company, in conjunction with this arrangement, further reimbursed Chrysolith for all direct operating costs incurred in the operation of the VLTs. Although the Company does not foresee any further business involvement in Louisiana, the Chrysolith Operating Agreement will continue pending the decision of the U.S. Supreme Court regarding the Company's appeal of the termination of the operations at the Gold Coin and Toledo Palace.

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

On May 22, 1998, the owners of Prime sold their interests in the 76 Plaza truckstop property to Mr. Lee Young, who is the 51% member of Chrysolith. At the same time, National and Prime (under its new ownership by Mr. Lee Young) executed an Amended and Restated Lease Agreement expired on December 31, 1999 (the "Lease"). Under the terms of the Lease, National has the right to terminate the Lease under certain circumstances, including default or non-renewal of the fuel franchise by Prime.

On May 22, 1998, the Company negotiated settlements by and among TWGLa, Chrysolith, Prime and National (the "Settlement"). The terms of the Settlement were as follows: (i) TWGLa and the former owners of Prime agreed that TWGLa would make a final settlement payment to said former owners of $450,000, subject to certain deductions, noted below, (the "Settlement Payment"), (ii) the claim of National against Prime would be satisfied by: (a) liquidating the assets of Prime, (b) paying to National the funds previously placed in the registry of the court (Petition for Concursus file number 976174-D), and (c) paying to National available cash in Prime relating to the sale of Prime's truckstop inventory to National (the "Prime Assets") and (d) delivering a promissory note from Prime (guaranteed by TWGLa and TWG) in the principal amount of $239,597 bearing interest at the rate of 10% per annum payable in four equal monthly installments beginning on June 22, 1998 (the "National Promissory Note"); (iii) to the extent that the Prime Assets proved insufficient to satisfy the National Claim, TWGLa would reduce the Settlement Payment by the amount of such deficiency and remit such amount to National; (iv) the remaining funds of the Settlement Payment first were used to pay trade creditors and to reimburse TWGLa for payments made under the National Promissory Note and any funds remaining after such payments and reimbursements were paid to the former owners of Prime; (v) all of the litigation among the parties was dismissed (See Item 3 "Legal Proceedings"); and
(vi) all parties agreed to mutually acceptable releases of all claims and liabilities against the others. As of the date of this report, $450,000 has been paid by the Company to the former owners of Prime.

OTHER TERMINATED VENTURES:

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

THE BOXER CASINO

On March 31, 1997, Art Marketing, Ltd., d/b/a Tottenham & Co. ("Tottenham & Co."), a wholly-owned subsidiary of the Company, executed a Joint Activity Agreement with Mr. Mahmud Avdiyev, an individual engaged in various businesses in Azerbaijan (the "Avdiyev Agreement"). The Avdiyev Agreement which is for a term of twenty years, sets forth the parties' relative obligations with respect to operation of the Boxer Casino located in Gyandja, Azerbaijan Republic. In January 1998, the President of Azerbaijan ordered the closing of all of the casinos in Azerbaijan including the Boxer Casino. The shutdown resulted in the 1998 write-off of the unamortized balance of the Company's investment of $295,000. Management cannot predict when, or if, the Boxer Casino will reopen for business.

THE BISHKEK CASINO

In June 1998, the Company opened the Bishkek Casino located in the Kyrgyz Republic, a former member of the Soviet Union. TWG has a twenty-year management contract with Jockey Clubs Casinos, LLC ("JCC") under which TWG was to receive 40% of the pre-tax profits of the casino. During 1998, the Kyrgyz parliament passed a law which banned all casinos except those protected by the country's foreign investment laws. The Bishkek casino is one of two casinos that were allowed to remain open. However, in light of mounting losses and unrealistic future prospects, the Company wrote-off its investment in the Bishkek Casino of approximately $264,000 during 1998. In 1999, the Kyrgyz parliament eliminated the foreign investment protection and the Bishkek Casino was forced to close.

OTC BULLETIN BOARD

The Common Stock and Warrants currently are trading on the OTC Bulletin Board.

ACCOUNTING AND FINANCIAL ISSUES

In December 1998, the Company reviewed the carrying amount of long-lived assets, identifiable intangibles and goodwill related to its Czech Republic, Spanish, Boxer and Bishkek casino operations under FASB No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Based on a comparison of those assets against the expected future cash flows generated by those operations, the Company recorded an asset impairment charge of $2.5 million for the Czech operation, $1.5 million for the Spanish operation and amortized its entire investment in Bishkek ($264,000) and Boxer casinos ($295,000) during the year ended December 31, 1998. The Company based the write-off in the Czech Republic on increased competition in Ceska Kubice, lower than anticipated revenue in Rozvadov and the fears that the proposed casino near Snojmo would be a smaller operation with fewer gaming tables and machines than originally forecasted. In Spain, delays in receiving permission to move the casino to a more favorable location, together with a smaller operation than originally planned, is the basis for the impairment charge.

The Company has, from time to time, been in technical default of the Amended Indentures and has relied upon the forbearance and waivers from a majority interest of the holders of the Senior Notes. Value Partners represents this majority in interest of the holders of the Senior Notes. At December 31, 1999, Value Partners owned 59% of the Company's long-term debt and owned warrants which, upon exercise, would result in Value Partner's beneficial ownership of Common Stock equaling 61.2% of the Company's issued and outstanding shares of Common Stock.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered significant losses from operations, has a working capital deficit of $3.9 million, and a stockholders' deficit of $14.2 million as of December 31, 1999. Further, the Company is highly-leveraged with debt and, from time to time has been able to pay its obligations when they become due. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has taken steps to improve its situation including the December 1999 opening of its third Czech Republic casino and certain cost cutting measures. Furthermore, management's plans include the growth of its existing business through relocation of the Ceska casino; expansion of the Rozvadov casino; the addition of five gaming tables to the casino near Snojmo; continued marketing campaigns and promotional events; and CDZ's move to the center of Zaragoza. Further, the Company's strategy for the future includes development of a hotel division and expansion of its portfolio of gaming operations in terms of geographical location.

CORPORATE INFORMATION

The Company's corporate offices are located at 545 Fifth Avenue, Suite 940, New York, New York 10017 and its telephone number is (212) 983-3355.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

The Company previously operated in three business areas, which, for accounting purposes, were consolidated into two industry segments: the ownership and management of gaming establishments overseas, which includes the operation of a full service hotel overseas; and the operation of truckstops featuring VLTs. As a result of the June 30, 1999 termination of its Louisiana gaming operations, the Company has reported them as discontinued operations.

NARRATIVE DESCRIPTION OF BUSINESS.

The Company is engaged in the acquisition, development and management of niche casino operations worldwide which feature table games and mechanized gaming devices, such as slot and video poker machines as well as development and management of small to midsize hotels which include casino facilities. On March 31, 1998, the Company acquired two casinos in the Czech Republic and land upon which a third casino was built and opened in December 1999. The Czech Republic casinos are located close to major border crossings with Germany in Ceska Kubice and Rozvadov and near the border crossing with Austria close to Snojmo. The Zaragoza casino and hotel, was acquired on April 17, 1998, is located approximately 15 miles outside of Zaragoza, Spain, and is the exclusive casino licensee in the region of Aragon. (See "- General Development of Business," above, and "Future Operations," below).

INDUSTRY OVERVIEW

Prior to the amendments to the Czech gaming regulations in December 1998, local municipalities were empowered to grant casino licenses in their regions. The amendments to the gaming legislation removed that right from the local governments and effectively eliminated exclusivity. Another entity has recently opened a competing casino in Folmava, Czech Republic, near the Company's Ceska Kubice location which, because of its location, may negatively impact Ceska Kubice's revenue.

In Spain, the regional government, DGA, which is also the largest creditor of CDZ, signed a protocol in April 1998 with TWG stating its intent to pass a law allowing the casino to move to a more favorable location. There is opposition by an Aragonian parliamentary party to the new law unless an amendment that would allow casino-style slot machines in bingo parlors is included. Rather than agree to this amendment, the DGA decided to issue a governmental decree which will circumvent the parliament and allow CDZ to move from its current location. Instead of a decree, in February 2000, the DGA introduced a law that would allow the casino to relocate nonetheless. The law is expected to be presented to local Spanish parliament in June 2000. Management believes, based on its discussions with Spanish authorities, the law has little opposition and is expected to pass.

THE COMPANY'S FACILITIES

LOUISIANA GAMING

The Gold Coin and Toledo Palace gaming facilities were closed June 30, 1999, and the Gold Coin sub-lease was terminated by the landlord effective July 31, 1999. The VLT machines were sold in 1999 for $84,000.

WOODLANDS TRUCKSTOP

The Woodlands, where the Toledo Palace was located, was sold on October 4, 1999 for $295,000.

CZECH REPUBLIC

The Ceska Kubice casino currently has fifteen gaming tables, seventy slot machines and parking for approximately forty cars. In Rozvadov, there are seven tables, thirty-eight slot machines and parking for forty cars. In Snojmo, there are eleven gaming tables, forty-two slot machines, and parking for one hundred twenty cars.

SPAIN

The casino currently has nine gaming tables and twenty-four slot machines. The facility also has thirty-seven sleeping rooms, approximately 7,169 square feet of Banquet space, four shooting ranges, a swimming pool, a tennis court, and approximately 3,557 of space that was formerly operated as a nightclub.

FUTURE OPERATIONS

CZECH REPUBLIC

In April 1999, the Company purchased a parcel of land in Folmova, Czech Republic in the same region as the existing Ceska casino but nearer to the German border. The Company intends to construct a new casino on this land and to relocate the Ceska operation to the new facility. This move would give the casino excellent exposure because it would be located directly on the border road; would be located nearer to the border than the access road for the casino of Ceska's main competitor; would allow for a larger parking facility than that which exists in Ceska; would address the issue of capacity constraints on the weekend in that it would allow for an increase in the number of gaming tables over the existing space; and would allow for a floor plan to be designed which, unlike the Ceska building, would optimize the casino's equipment layout. Subsequent to relocation of the casino operation from Ceska to Folmova, the Ceska facility will be used as office space and as a training center supporting all of the Czech casinos.

Based on the attendance versus capacity challenges experienced at the existing casino in Rozvadov, the Company is moving forward with its budget plan to expand the facility by adding two gaming tables.

The casino near Snojmo opened on December 22, 1999 and has, in terms of both attendance and Total Drop (the dollar amount of gaming chips sold), thus far exceeded budgeted expectations. The budget calls for the addition of five table gaming tables in October, 2000, and based on the promising results in the first quarter of 2000, that timetable may be accelerated.

SPAIN

In anticipation of receiving permission to move CDZ to center city Zaragoza, TWG is in the process of completing negotiations to lease available space in a cinema adjacent to a downtown hotel location. The cinema was chosen due to its desirable location, together with the advantages of providing common services with the hotel (food, maintenance, parking and accommodations). CDZ, which is expected to reopen at this new location within ten months after it receives permission to move, pending local planning board approvals, will have approximately 17 gaming tables and 120 slot machines. The investment required by TWG upon receipt of the approvals is anticipated to total approximately $5.0 million (See Item 6. "Management's Discussion and Analysis or Plan of Operation
- Liquidity and Capital Resources".).

Except as described above, the Company has no other specific arrangements or understandings with respect to the management or acquisition of any gaming facility. There can be no assurance that the Company will manage or acquire any other gaming facilities in the future, although it hopes to do so.

LONG RANGE OBJECTIVE

The Company's long-range objectives are to develop the Company's casino operations brand name, American Chance Casinos, into the premier name in the small casino niche market overseas; to establish Trans World Gaming Corp. as the industry leading owner/operator and management company in this market; and to further diversify the Company's operations to include ownership and/or management of small to midsize hotels which are complementary to the Company's casino operations. To achieve these goals, the Company's strategy consists of:
(i) identifying business opportunities in areas where economic conditions, cultural habits, and political climates are favorable to investment in existing, or construction of new, gaming and hotel facilities; (ii) forming a team of TWG's casino and hotel experts to develop and market a complete set of operational and administrative guidelines for the purpose of securing casino and hotel management contracts; and (iii) continuing to demonstrate its effectiveness as an owner/operator of small casinos through improved efficiencies in its existing operations.

Some of the specific action plan initiatives, which support this third strategy, are as follows:

TWG management will continue to develop marketing and operational initiatives designed to increase attendance and revenues at its existing locations in the Czech Republic and Spain. The Company has acquired land close to the German border near Ceska Kubice, at Folmava, Czech Republic and is planning to build a casino to replace the existing facility and relocate the Ceska Kubice to this facility. Management believes that the new location will be more accessible to its main target market in Germany and will result in improved attendance and play. In addition, TWG transferred excess slot machines from Ceska Kubice and Rozvadov to its new location near Snojmo.

The Company will continue to seek ways to reduce operational and overhead costs. For example, the Company has recently reorganized the Czech Republic management structure and is in the process of closing its London offices, measures that will produce an annual savings of approximately $450,000.

Financial reporting, which was identified by management as an area in need of improvement, will continue to be a focus of attention. Beginning in January 2000, a new monthly financial reporting program was successfully introduced. The Company, also, is exploring the possibility of replacing its general ledger systems and has included the purchase thereof in its 2000 Capital Plan.

MARKETING

CZECH REPUBLIC

In 1999, the Management implemented a marketing strategy designed to increase the number of visitors to its casinos in Ceska and Rozvadov. The target area was the sixty-mile radius surrounding each of these casinos. These areas were addressed through the use of direct mailings, flyers, radio, newspaper, billboard advertising and improved directional signage in English, German and Czech, as appropriate. Customer loyalty programs, special events and promotions and a busing program were also developed and implemented. The Company's new casino near Snojmo was introduced to the residents of Vienna and its northern suburbs through a campaign of radio spots using the Rhett Butler and Scarlet O'Hara characters; free standing and bus mounted billboard advertising; and "Gone With The Wind" theme newspaper advertisements. The casino was then launched with opening parties on three successive nights. These parties, which targeted local politicians and business leaders as well as foreign investors and other foreign VIPs, included ribbon cutting ceremonies, fireworks, fire dancers, a live band, and a professionally catered dinner. The introductory marketing strategy proved to be highly successful with the casino receiving positive press coverage in well-reputed publications in the Vienna area. Moreover, as previously noted, the casino's attendance has, for the first three months of operations, surpassed the Company's projections.

SPAIN

TWG is currently marketing the new CDZ casino through direct mailings, radio, newspapers and billboard advertising in English and Spanish, as appropriate. By Spanish law, casinos are not permitted to do any direct advertising. Promotions of the casino, therefore, must be piggybacked on advertisements of other services that the property offers. In 1999, the Company suspended its food and beverage banquet ("Catering") operations in response to profitability and personnel issues. Pursuant to the reorganization of this department and the introduction of pro-forma profit and loss reports for all event inquiries, the Company has relaunched the Catering business. The advertising associated with the Catering business will provide a vehicle for greater advertising exposure for the casino as well.

ACQUISITION AGREEMENT

TOTTENHAM & CO. On January 1, 1997, the Company completed the acquisition of Tottenham & Co., which was founded in 1988 by Andrew Tottenham, the Company's President and Chief Operating Officer ("COO"). Tottenham & Co. is engaged in providing consulting services to gaming companies worldwide. The consideration paid for Tottenham & Co. by the Company included 500,000 shares of the Company's Common Stock, and warrants to purchase 250,000 shares at an exercise price of $.5938, the bid price of the Company's Common Stock on the date of the acquisition as reported by the Nasdaq SmallCap Market System. In addition, the Company issued two promissory notes in the aggregate principal amount of $200,000 bearing interest at the rate of 10% per annum and payable on January 1, 2002 (the "Tottenham Notes"). On December 31, 1998, the Company and Mr. Tottenham converted the Tottenham Notes and accrued interest totaling $240,000 into 320,000 shares of the Company's Common Stock. All of the Common Stock, as well as the Common Stock underlying the warrants, carries certain "piggyback" registration rights.

REGULATIONS AND LICENSING

SPAIN. The new law that would allow CDZ to move to the center of Zaragoza has been passed from a parliamentary committee to the floor of the regional parliament. However, a certain amendment to the law is of concern to TWG. The proposed amendment would allow bingo operators in Aragon to install casino-style slot machines. The DGA, which is controlled by the largest party in parliament, opposed the amendment and decided to issue a governmental decree to circumvent the parliament and allow the casino to move to the center city. However, instead of a decree, in February 2000, the DGA introduced a law that would allow the casino to relocate. The law is expected to be presented to local Spanish parliament in June 2000. Based on discussions with Spanish authorities, the law has little opposition and is expected to pass.

CZECH REPUBLIC. During the quarter ended June 30, 1998, the Czech Republic House of Deputies passed an amendment to the gaming law which restricted foreign ownership of casino licenses. In response thereto, the Company restructured its subsidiaries and Czech legal entities to comply with the amendment and was subsequently granted a ten-year license. It is currently anticipated that the foreign ownership restriction will be lifted in 2000. There may be increased competition, however, at that time, in the areas where the Company operates because local municipalities no longer have control over the issuance of casino licenses, thereby effectively eliminating exclusivity. There can be no assurance that the authorities in the Czech Republic will not amend the gaming law as it pertains to foreign ownership of casino licenses. In the event the gaming laws are amended in the future, it may have a material adverse effect on the Company's future profitability and operations.

APPLICATION OF FUTURE OR ADDITIONAL REGULATORY REQUIREMENTS. In the future, the Company intends to seek the necessary licenses, approvals and findings of suitability for the Company and its personnel in other jurisdictions; however, there can be no assurance that such licenses, approvals or findings of suitability will be obtained or will not be revoked, suspended or conditioned or that the Company will be able to obtain the necessary approvals for its future activities. If a license, approval or finding of suitability is required by a regulatory authority and the Company fails to seek or does not receive the necessary license or finding of suitability, the Company may be prohibited from owning or operating gaming establishments in that jurisdiction.

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

COMPETITION

The Gold Coin and the Toledo Palace competed with other forms of legal and illegal gambling, including bingo and pull-tab games, card clubs, pari-mutual betting on horse racing and dog racing and state-sponsored lotteries, as well as other forms of wagering entertainment. Neither of these entities is operational at this time, due to the Voter Mandate. The Company's Czech casinos compete with approximately twelve other casinos in the area with two new casinos under construction across the German border. Due to the exclusivity of the Spanish casino license, the bingo operations in Zaragoza are CDZ's only competition. (See Item 1. "Description of Business - Industry Overview").

EMPLOYEES

As of March 31, 2000, the Company had 464 full-time employees (including three executive officers): 372 in the Czech Republic, 84 in Spain, 4 in London, and 4 in New York, respectively. The Company believes that its employee relations are excellent.

There can be no assurance that the Company will achieve profitability as a result of these operations or otherwise. The Company's independent public accountants' have issued their report dated February 17, 2000 with an explanatory paragraph relating to the Company's ability to continue as a going concern.

TERMINATION OF LOUISIANA OPERATIONS IN 1999; NEED TO DIVERSIFY

In November 1996, residents in 35 parishes in Louisiana, including the two parishes in which the Gold Coin and the Toledo Palace are located, voted to discontinue video poker effective June 30, 1999. The Company is currently involved in litigation to overturn the voter referendum. See Item 3 - "Legal Proceedings." No assurances can be given that such litigation will be successful. At this time, the Company has operations in the Czech Republic and Spain, but no U.S. gaming operations. The Company is currently seeking to develop or acquire interests in gaming operations and hotels at other locations; however, there can be no assurance that the Company will be able to develop or acquire such new operations in the future.

TAXATION OF GAMING OPERATIONS

Gaming operators are typically subject to significant taxes and fees in addition to federal and state corporate income taxes, and such taxes and fees are subject to increase at any time. Any material increase in these taxes or fees would adversely affect the results of operations of the Company. The Czech Republic currently has a number of laws related to various taxes imposed by governmental authorities. Applicable taxes, include value added tax, corporate tax, and payroll (social) taxes, together with others. In addition, laws related to these taxes have not been in force for significant periods, in contrast to more developed market economies; therefore, implementing regulations are often unclear or nonexistent. Accordingly, few precedents with regard to issues have been established. Often, differing opinions regarding legal interpretations exist both among and within government ministries and organizations, creating uncertainties and areas of conflict. Tax declarations, together with other legal compliance areas (for example, customs and currency control matters) are subject to review and investigation by a number of authorities, who are enabled by law to impose extremely severe fines, penalties and interest charges. These facts create tax risks in the Czech Republic substantially more significant than typically found in countries with more developed tax systems. Management believes that it has adequately provided for tax liabilities; however, the risk remains that relevant authority in the Czech Republic, and to a lesser extent as of the date of this report in Spain could take differing positions with regard to interpretive issues and the effect could be significant.

DEPENDENCE UPON KEY PERSONNEL

The Company's ability to successfully implement its strategy, manage the Czech and Spanish casinos and maintain a competitive position will depend in a large part on the ability of Rami S. Ramadan, the Company's newly-hired Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Mr. Ramadan has served as Executive Vice President of Finance for the Ian Schrager Hotels and also held financial positions with Hyatt Hotels, Euro-Disney and Meridien Hotels. The Company may also be highly dependent upon other key employees, casino managers and consultants whom the Company may retain from time to time. Although Mr. Ramadan has an employment agreement with the Company that continues for an additional two years, there can be no assurances that the Company will be able to continue to retain Mr. Ramadan or any of such other personnel.

NEED FOR ADDITIONAL FINANCING

The Company believes, although there can be no assurance, that existing cash, together with anticipated cash flows from operations, will be sufficient to satisfy its current obligations for the next twelve months. However, the Company will require additional capital for the relocation of the Ceska, Rozvadov, and Zaragoza casinos as well as the expansion of the casino near Snojmo and for growth opportunities. If such additional financing is not available, this would have a materially adverse effect on the financial condition and operations of the Company. The Company may require additional debt and/or equity financing for the acquisition of other businesses when and if an opportunity to acquire such businesses arises. The Company's ability to obtain additional financing may be limited for a number of reasons, including the fact that because the Company is highly-leveraged, a substantial portion of the Company's assets are subject to liens. There can be no assurance that such financing will be available on terms favorable to the Company or at all.

Because the Company is highly leveraged with debt, it is more vulnerable to extended economic downturns and reduces the Company's ability to respond to changing economic and industry conditions. This high leverage may adversely impact the holders of the Company's equity securities by impairing the Company's ability to obtain additional financing needed for working capital, capital expenditures, acquisitions or general corporate purposes.

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

LIABILITY INSURANCE

The Company currently maintains and intends to maintain general liability insurance in each of those locations in which it operates. There can be no assurance that liability claims will not exceed the coverage limits of such policies or that such insurance will continue to be available on commercially reasonable terms or at all. There can be no assurance that such insurance will be adequate to cover unanticipated liabilities.

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

DILUTIVE EFFECT OF WARRANTS

In March 1998, in connection with the completion of the Private Placement, the Company issued warrants to purchase approximately 9.5 million shares of the Company's Common Stock. In addition, in connection with the restructuring of the Senior Bonds, in March 1998 the Company issued approximately 3.2 million warrants to purchase the Company's Common Stock. The Company also issued approximately 1.25 million warrants to purchase the Company's Common Stock in the connection with the October 1999 Private Placement. The issuance of such securities will have a dilutive effect on the Company's earnings, if any are generated, on a diluted basis. Together these warrants represented at December 31, 1999, 260% of the Company's issued and outstanding shares of Common Stock.

ITEM 7.  FINANCIAL STATEMENTS.

The following items are included in this Report:

         Consolidated Financial Statements

         Index to Consolidated Financial Statements
         Independent Auditors' Report
         Consolidated Balance Sheet
         Consolidated Statements of Operations and Comprehensive Loss Consolidated Statements of Stockholders' Deficit
         Consolidated Statements of Cash Flows
         Notes to Consolidated Financial Statements
         Financial Statements of Other Auditors
         Audit Report for Casino de Zaragoza

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Pannell Kerr Forster PC ("PKF") completed the Company's audit for the year ended December 31, 1997. In August, 1998, PKF informally indicated that it did not wish to act as the Company's independent auditor for the year ended December 31, 1998 and that it would decline to stand for reelection to audit the Company's financial statements for the year ended December 31, 1998 for which PKF tendered its formal resignation on February 25, 1999 to the Company without having performed an audit for the Company's year ended December 31, 1998.

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

The decision to accept the engagement of RKC as the Company's independent accountant was recommended by the Audit Committee and approved by the Board of Directors of the Company. At the October 29, 1999 Annual Meeting of the Company, the appointment of RKC was ratified by the Company's shareholders.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table provides information as of March 31, 2000 with respect to each of the Company's directors and each Executive Officer:


-------------------------------------- ------- -------------------------------- -------------------------------
Name(1)                                Age     Position in the Company          Director or Executive Since
-------------------------------------- ------- -------------------------------- -------------------------------
Rami S. Ramadan (2)..............      50      CEO, CFO and Director            1999

Andrew Tottenham(2)..............      42      President, Chief Operating       1996
                                                        Officer and Director

Julio E. Heurtematte, Jr.(3).....      64      Director                         1998

Malcolm M.B. Sterrett(3).........      57      Director                         1998

Geoffrey Baker(3)...................   51      Director                         1999

-------------------------------------- ------- -------------------------------- -------------------------------

(1) Mr. Geoffrey Baker, who was appointed to a fill a vacancy on the Board of Directors on December 22, 1998, resigned from his position on May 13, 1999 and rejoined the Board on August 4, 1999.
(2)      Member of the Executive Committee.
(3)      Member of Audit Committee and Compensation Committee.

         Dominick J. Valenzano, resigned on July 12, 1999 from his position as CFO of the Company, to pursue other business interests.

         Stanley Kohlenberg, resigned on June 30, 1999 from has position as CEO, but remained as Chairman, until February 8, 2000.

         RAMI S. RAMADAN has served as CEO/CFO since July 12, 1999. His most recent prior position had been Executive Vice President of Finance for the Ian Schrager Hotels from November 1997 to July 1999. Prior to that, Mr. Ramadan held senior financial positions with Hyatt Hotels from January 1994 to November 1997, Euro Disney from October 1990 to December 1993 and Meridien Hotels from September 1975 to September 1990.

         ANDREW TOTTENHAM was appointed as President and CEO of the Company on January 1, 1997 and served in such capacities until September 1998 when he was appointed to the offices of President and COO. Mr. Tottenham was a consultant to the Company from July 1996 to December 31, 1996 and has been a director of the Company since May 1996. He has been the President of Tottenham & Co., since 1988. Mr. Tottenham commenced his career in the gaming industry in 1975 and has worked for the Silhouette Club, Bally's Park Place, Connoisseur Club, and Victoria Casino. Mr. Tottenham is the son-in-law of Mr. Kohlenberg.

         JULIO E. HEURTEMATTE, JR. Mr. Heurtematte currently is a private consultant, specializing in international projects, trade and investments and has acted in such capacity since 1989. From 1963 to 1989, Mr. Heurtematte served with the Inter-American Development Bank in several capacities, most recently as its Deputy Manager for Project Analysis.

         MALCOLM M. B. STERRETT. Mr. Sterrett is a private investor. From 1989 to 1993, he was a partner at the law firm of Pepper Hamilton & Scheetz, Washington, D.C. From 1988 to 1989, he served as General Counsel to the U.S. Department of Health and Human Services and from 1982 to 1988 he was a Commissioner on the U.S. Interstate Commerce Commission. Prior thereto, he was Vice President and General Counsel to the United States Railway Association and served as Staff Director and Counsel to the U.S. Senate Committee on Commerce, Science and Transportation.

         GEOFFREY B. BAKER. Mr. Baker is a private investor. From 1983 to the present, Mr. Baker has been a member of the private investment firm, Baker & Donaldson. From 1977 to 1982, he was Legislative Director to U. S. Senator Lowell P. Weicker, Jr. and from 1975 to 1977, he served on the Senate Committee on Commerce as a minority staff member for surface transportation.

INFORMATION ABOUT THE BOARD AND ITS COMMITTEES

The business and affairs of the Company are managed by the Company's Board of Directors. Meetings of the Board are held quarterly and on an as-needed basis. The Board has established several committees, described below, which also meet on an as-required basis during the year. The Board held six meetings during the Company's fiscal year ended December 31, 1999. No director of the Company attended fewer than 75% of the total number of meetings of the Board or meetings of committees of the Board during the year ended December 31, 1999.

The Board of Directors has established the following committees:

AUDIT COMMITTEE. The Audit Committee reviews and approves internal accounting controls, internal audit operations and activities, the Company's annual report and audited financial statements, the selection of the Company's independent auditors, the activities and recommendations of the Company's independent auditors, material changes in the Company's accounting procedures, the Company's policies regarding conflicts of interest and such other matters as may be delegated by the Board. The Audit Committee, composed of Messrs. Heurtematte and Sterrett, both non-employee directors, met once in 1999.

EXECUTIVE COMMITTEE. The Executive Committee recommends a list of potential director nominees to the Board of the Company, develops guidelines for corporate structuring and Board-related issues and acts as an oversight committee. Although the Executive Committee will consider nominees recommended by the Company's shareholders, it has neither actively solicited nominations nor established any procedures for this purpose. The Executive Committee, composed of Messrs. Ramadan and Tottenham, met once during 1999.

 COMPENSATION COMMITTEE. The Compensation Committee sets the compensation for executive officers of the Company and sets the terms of grants of awards under the Company's 1993 Incentive Stock Option Plan (the "1993 Plan"), the Company's 1998 Stock Option Plan (the "1998 Plan"), the 1999 Non-Employee Director Stock Option Plan and any other equity-based compensation plans adopted by the Company. The Compensation Committee, composed of Messrs. Heurtematte and Sterrett, met three times during 1999.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company's officers, directors and persons who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with SEC and the National Association of Securities Dealers, Inc. by certain dates. The Company believes that in the fiscal year ended December 31, 1999, these filing requirements were not satisfied by its directors and executive officers. For the year ended December 31, 1999, Geoffrey Baker, Julio Heurtematte, Malcolm Sterrett, Maureen Weppler, Stanley Kohlenberg, Dominick Valenzano and Andrew Tottenham each were late once in reporting one transaction; each of which were subsequently filed. In making the foregoing statements, the Company has relied on representations of its directors and executive officers and copies of the reports that they have filed with the SEC. The Company knows of no person who owns 10% or more of the Company's Common Stock.

ITEM 10.      EXECUTIVE COMPENSATION.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

The following table sets forth the cash and non-cash compensation paid or earned during the fiscal years ending December 31, 1999, 1998, and 1997 by the Chief Executive Officer(s) and Chief Financial Officer of the Company (the "Named Officers") during those periods.



                           SUMMARY COMPENSATION TABLE

--------------------------------- ------ ---------- ---------- ---------------------------------- ---------------------
                                                                                                  Long-Term
                                                                                                  Compensation
--------------------------------- ------ ---------- ---------- -------------------- -------------- --------------------
                                                                      OTHER         STOCK               ALL OTHER
                                  YEAR   SALARY     BONUS(4)          ANNUAL        OPTIONS(5)       COMPENSATION(6)
                                                                   COMPENSATION

  Rami Ramadan
       Chief Executive Officer    1999   $150,000                                   100,000              2,200
       Chief Financial Officer(1)

Andrew Tottenham
     President and Chief          1999   $195,000
     Executive Officer(2)         1998   $180,000                                    25,000               9,000
                                  1997    150,000    60,000             100,000       8,600
Stanley Kohlenberg
     Former  President and Chief  1999    180,000
     Executive Officer(3)         1998     43,750                                    25,000              42,500
                                  1997

Dominick J. Valenzano
     Former   Chief    Financial  1999    120,000
     Officer(7)                   1998    120,000                                    25,000               4,300
                                  1997     90,000     30,000                         50,000               6,360
--------------------------------- ------ ---------- ---------- -------------------- -------------- --------------------

(1)      Mr. Ramadan joined the Company as its CEO and CFO, July 12, 1999.
(2) Mr. Tottenham was elected President and CEO of the Company as of January 1, 1997 and became President and COO on September 16, 1998.
(3) Mr. Kohlenberg served as President and CEO of the Company from March 6, 1996 to December 31, 1996 and again from September 16, 1998 to June 30, 1999, the date of his resignation. Under the terms of a severance agreement dated May 23, 1999, Mr. Kohlenberg received six months salary and will participate in the Company's health plan for that period.
(4)      Bonus amounts shown were earned with respect to each year indicated.
(5) Amounts shown represent the number of qualified stock options granted each year. With the exception of Mr. Valenzano's options which have expired, options listed are exercisable; all of the options, at December 31, 1999, were issued at the fair market value of one share of the Company's Common Stock on the date of grant.
(6) The amounts shown represent the cost of a leased automobile provided to Messrs. Tottenham, Valenzano and Ramadan (received Mr. Valenzano's car on September 1, 1999) by the Company for each year indicated and represent a consulting fee paid to Mr. Kohlenberg under the terms of a Consulting Agreement which terminated on September 15, 1998.
(7) Mr. Valenzano resigned from the Company on August 5, 1999. Under the terms of a severance agreement, executed on August 5, 1999, Mr. Valenzano received six months salary and participated in the Company's health plan for six months following such termination.

OPTION GRANTS AND EXERCISES

The following table summarizes certain information concerning individual grants of options during fiscal 1999 to the executive officers named in the Summary Compensation Table above and the potential realizable value of the options held by such persons at December 31, 1999.

                                           OPTIONS GRANTED IN FISCAL 1999
                                                  INDIVIDUAL GRANTS

---------------------------------- --------------------- --------------------- ----------------------- ----------------
                                   SHARES OF COMMON      % OF TOTAL OPTIONS
                                   STOCK UNDERLYING      GRANTED TO            EXERCISE OF BASE        EXPIRATION DATE
                                   OPTIONS GRANTED       EMPLOYEES IN FISCAL   PRICE ($/SH)
                                                         YEAR
---------------------------------- --------------------- --------------------- ----------------------- ----------------
RAMI RAMADAN.................      100,000                    100%                      0.50              07/30/08
---------------------------------- --------------------- --------------------- ----------------------- ----------------

        No options were exercised by the executive officers named in the Summary Compensation Table during fiscal 1999.

        The following table summarizes the option values held by the executive officers named in the Summary Compensation Table as of December 31, 1999.

                  AGGREGATE OPTION EXERCISES IN FISCAL 1998 AND

                                       FISCAL 1999 YEAR-END OPTION VALUE TABLE

-------------------------- ---------- ------------------------------------ -------------------------------------
                                                                           VALUE OF UNEXERCISED IN-THE-MONEY
                                      NUMBER OF UNEXERCISED OPTIONS        OPTIONS AT DECEMBER 31, 1999
                                      AT DECEMBER 31, 1999
-------------------------- ---------- ------------------------------------ -------------------------------------
                           SHARES
NAME                       ACQUIRED      EXERCISABLE    UNEXERCISABLE   EXERCISABLE
                           ON  EXERCISE                                               UNEXERCISABLE
RAMI RAMADAN                             100,000
STANLEY KOHLENBERG                       137,000
ANDREW TOTTENHAM                         127,000
DOMINICK J VALENZANO                     145,000
-------------------------- ------------- -------------- --------------------- --------------------------------

DIRECTORS' COMPENSATION

Directors receive a cash fee of $2,000 for each meeting attended and all members of the Board are reimbursed for out-of-pocket expenses in connection with attending Board meetings. Pursuant to the 1999 Non-Employee Director Stock Option adopted at the October 29, 1999 Annual Meeting, each non-employee director is provided with an automatic grant of a non-qualified option to purchase 2,000 shares of Common Stock on the date following each fiscal quarter in which the director serves. Each such option (i) has a ten-year term, (ii) has an exercise price per share equal to 100% of the fair market value of one share of Common Stock on the date of grant, and (iii) becomes fully exercisable on the date of grant.

EMPLOYMENT/SEVERANCE AGREEMENTS

RAMI S. RAMADAN. Effective July 12, 1999, the Company entered into a three year employment agreement with Mr. Ramadan pursuant to which he will serve as the Company's Chief Executive Officer and Chief Financial Officer at an annual salary of $300,000. Mr. Ramadan is eligible to participate in the 1998 Plan, Executive Compensation Plan and any present or future employee benefit plans. He also will be reimbursed for reasonable travel and out-of-pocket expenses necessarily incurred in the performance of his duties. Mr. Ramadan will also receive three separate equal annual installments of options to acquire the Company's Common Stock, each of which shall have a five-year term commencing upon the date on which each installment is granted. Upon commencement of the employment agreement, Mr. Ramadan received 100,000 options exercisable at $0.50 per share; upon commencement of the second year of the employment agreement an additional 100,000 options exercisable at $0.55 per share will be granted; and upon commencement of the third year of the employment agreement the final installment of 100,000 options exercisable at $0.61 per share will be granted. Upon commencement of the second and third year of the employment agreement, the exercise price for all unexercised options granted in the preceding year will be increased to the current year's exercise price up to $0.61. In the event the employment agreement is terminated other than for cause, as defined in the agreement, within six months of the commencement date, the Company shall pay to Mr. Ramadan one year's salary in a lump sum within 30 days of the notice of termination. If the agreement is terminated other than for cause at anytime after six (6) months following commencement of the employment agreement, Mr. Ramadan will receive two years' salary.

ANDREW TOTTENHAM. Effective as of January 1, 1997, the Company entered into a five-year employment agreement with Mr. Tottenham pursuant to which he serves as the Company's President and Chief Operating Officer at an annual salary of $150,000. On June 1, 1999, Mr. Tottenham's salary was increased to $180,000.00 and on November 1, 1999, it was increased to $200,000. Mr. Tottenham will be eligible for participation in the Company's 1993 Plan, 1998 Plan, the Executive Compensation Plan, and any present or future employee benefit plans. He also will be reimbursed for reasonable travel and out-of-pocket expenses necessarily incurred in the performance of his duties. Mr. Tottenham works from the Company's offices in London, England. The Company is entitled to terminate Mr. Tottenham's employment, and its salary obligation to him, upon 30 days written notice in the event of (i) disability (assuming there is disability insurance sufficient to pay Mr. Tottenham his full salary for the remaining term of the employment agreement), (ii) conviction of a felony, or (iii) a breach of the employment agreement. If Mr. Tottenham dies during the term of the employment agreement, his estate is entitled to three months' salary at his base salary rate on the date of death. If Mr. Tottenham is terminated for any other reason, he is entitled to three months' severance pay at his base salary rate in effect on the date of such termination.

STANLEY KOHLENBERG. Effective July 12, 1999, the Company and Mr. Kohlenberg entered into a severance agreement, pursuant to which Mr. Kohlenberg resigned as Chief Executive Officer of the Company on June 30, 1999. Mr. Kohlenberg received severance payments equal to six (6) months salary and continued to participate in the Company's benefit plans for six (6) months.

Mr. Kohlenberg continued to serve as Chairman of the Company's Board of Directors until his resignation in February 8, 2000.

DOMINICK J. VALENZANO. The Company and Mr. Valenzano executed a severance agreement on August 5, 1999 pursuant to which Mr. Valenzano resigned as Chief Financial Officer of the Company. Mr. Valenzano received severance payments equal to six (6) months salary and continued to participate in the Company's benefit plans for six (6) months.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information regarding the beneficial ownership of the Common Stock as of March 31, 2000, unless otherwise noted, (a) by each shareholder who is known by the Company to own beneficially more than 5.0% of the outstanding Common Stock, (b) by each director, (c) by each executive officer named in the Summary Compensation Table below, and by all executive officers and directors as a group. Unless otherwise noted, each of the shareholders listed in the table or included within a group listed in the table possesses sole voting and investment power with respect to the shares indicated subject to community property laws where applicable. The business address for each director and officer of the Company is 545 Fifth Avenue, Suite 940, New York, New York 10017.

ITEM 2.  DESCRIPTION OF PROPERTY.

CORPORATE OFFICES

The Company's corporate offices are located at 545 Fifth Avenue, Suite 940, New York, New York, occupying approximately 1,559 square feet of office space under a lease at the rental rate of $5,456.50 per month expiring in December, 2004 .

The Company leases approximately 1,500 square feet of office space in London, England for the Development and Human Resources teams on a five-year lease expiring in April 2003 at approximately $4,000 per month. In light of the fact that the London-based employees work, almost exclusively, on the road, the Company is in the process of closing the London office as part of its cost cutting strategy.

LOUISIANA

The Company's lease for the Gold Coin was terminated effective July 31, 1999. TWGLa owned the 20-acre site on which the Woodlands is located in DeRidder, Louisiana which was sold on October 4, 1999 for $295,000.

CZECH REPUBLIC

The Company leases a 5,000 square foot casino facility in Ceska Kubice under the terms of an agreement that expires in 2010. The Company also leases a hotel from a local bank in nearby Krasnahorska for staff accommodations at the rate of approximately $1,400 per month. The hotel will continue to be used for staff accommodations should the casino be relocated to Folmova.

In Rozvadov, the Company owns the casino building and an adjacent facility for staff accommodations.

As part of the acquisition of Resorts (See Item 1. "Description of Business - General Development of Business"), TWG acquired approximately 10 acres of land near Snojmo, close to the border in Austria, on which the Company constructed and operates a casino. TWG negotiated an agreement with a local building contractor who financed and built a 5,000 square foot casino facility leased it to the Company under the terms of a ten-year lease for approximately $27,000 per month. (See Item 1.

"Description of Business - Future Operations").

SPAIN

The Company leases the current CDZ casino facility from the DGA on a month-to-month basis.

ITEM 3.  LEGAL PROCEEDINGS.

In March 1996, the Company learned that as of June 30, 1995, Monarch Casinos, ("Monarch"), a Louisiana-licensed video gaming device operator in which it owned a 49% interest, had not renewed its operator's license as required by the State of Louisiana, and as such, was no longer a licensed video poker operator in the State. Pursuant to the management agreements between Monarch and the Company, such a failure to renew or other termination of the operator's license created a default under the agreements and the agreements were terminated by the Company on March 14, 1996. On or about November 6, 1997, the Company was sued for breach of contract by Monarch Casinos, Inc. of Louisiana and Michael A. Edwards in the 15th Judicial District Court, Lafayette Parish, Louisiana, Case No. 97-5037B. Mr. Edwards claimed compensation charges of approximately $2.2 million and punitive charges of $11.1 million and alleged that the Company breached a management contract dated September 21, 1994. The lawsuit was settled for a cash payment of $100,000 on May 15, 1999. The final order of dismissal with full prejudice which terminated the litigation and disposed of all claims in the lawsuit was issued by the United States District Court of Louisiana on May 24, 1999.

On January 25, 1997 (prior to the Company's acquisition of 90% of CDZ), the directors of CDZ filed an application in the Court of First Instance Number 11 of Zaragoza to declare CDZ in temporary receivership. Temporary receivership was granted on June 23, 1997 and the property continues to operate in receivership status.

On May 22, 1998, the Company entered into the settlement relating to the Prime Agreement. (See Item 1. "Description of Business - General Development of Business").

The Company is currently involved as a plaintiff, through its Chrysolith affiliate, in litigation challenging the Voter Mandate. (See Item 1. "Description of Business - Regulations and Licensing - Louisiana Gaming Reform").

The Company is not currently involved in any other material legal proceeding nor was it involved in any other material litigation during the year ended December 31, 1999.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock and warrants (the "$8.50 Warrants") are currently on the OTC Bulletin Board under the symbols IBET and IBETW, respectively. The following table sets forth the high and low prices of the Company's Common Stock and the $8.50 Warrants for fiscal years 1998 and 1999:

        ----------------------------------------- ---------- ----------
        Common Stock                               High          Low
        ----------------------------------------- ---------- ----------
        1998
        First Quarter.......................        0.78*      0.30*
        Second Quarter......................        0.75*      0.46*
        Third Quarter.......................        0.46*      0.31*
        Fourth Quarter......................        0.31*      0.24*
        1999

        First Quarter.......................        0.44       0.24
        Second Quarter......................        0.59       0.26
        Third Quarter.......................        1.50       0.31
        Fourth Quarter......................        0.85       0.50
        ----------------------------------------- ---------- ----------



        ---------------------------------------- ----------- ----------
        $8.50 Warrants                             High        Low
        ---------------------------------------- ----------- ----------
        1998
        First Quarter.......................        0.03*       0.00*
        Second Quarter......................        0.03*       0.02*
        Third Quarter.......................        0.02*       0.01*
        Fourth Quarter......................        0.02*       0.00*
        1999

        First Quarter.......................        0.02        0.01
        Second Quarter......................        0.01        0.00
        Third Quarter.......................        0.04        0.00
        Fourth Quarter......................        0.02        0.00
        ---------------------------------------- ----------- ----------

* Quoted on OTC Bulletin Board

As of the date of this Report, there were (a) 5,365,449 shares of Common Stock outstanding held of record by approximately 1,300 persons, (b) outstanding options to purchase an aggregate of 35,000 shares of Common Stock not part of the Company's 1993 Incentive Stock Option Plan (the "1993 Plan"), (c) outstanding $8.50 Warrants to purchase an aggregate of 1,511,429 shares of Common Stock, which have since expired, (d) outstanding $0.01 Series D Warrants to purchase an aggregate of 2,051,912 shares of Common Stock issued in connection with the March 1996 financing, (e) outstanding $11.55 Warrants to purchase an aggregate of 151,143 shares of Common Stock, which have since expired, (f) outstanding $13.50 Warrants to purchase an aggregate of 151,143 shares of Common Stock, which have since expired, (g) outstanding $1.50 Series B Warrants to purchase an aggregate of 3,200,000 shares of Common Stock issued in connection with the restructuring of certain long-term debt, (h) outstanding $1.00 Series A Warrants to purchase an aggregate of 960,000 shares of Common Stock issued in connection with the sale of certain debt instruments, (i) outstanding $.5938 Warrants to purchase an aggregate of 250,000 shares of Common Stock issued in connection with the acquisition of Tottenham & Co. (see Item 1. "Description of Business - Narrative Description of Business - Acquisition Agreements"), (j) outstanding $.50 warrants to purchase an aggregate of 220,760 shares of Common Stock issued in connection with the 1997 Promissory Note which have since expired, (See Item 6 -"Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources"), (k) outstanding $.01 warrants to purchase an aggregate of 104,225 shares of Common Stock issued in connection with the debt financing to fund the Bishkek Casino transaction and (l) outstanding $0.01 Series C to purchase an aggregate of 5,440,663 shares of Common Stock issued in connection with the March 1998 Private Placement, 1,646,789 of which have been exercised, and (m) outstanding $0.01 Series G warrants to purchase an aggregate 1,250,728 shares of Common Stock issued in connection with the October 1999 Private Placement and the October 1999 Senior Notes. (See Item
6. "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources").

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

RESULTS OF OPERATIONS

The following discussion and analysis relates to the financial condition and results of operation of the Company for the year ended December 31, 1999.

This information should be read in conjunction with the Company's Consolidated Financial Statements and notes appearing elsewhere herein. All amounts in the following discussions have been rounded to the nearest thousand except where indicated.

         YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

-------------------------------------------------------- -----------------------------
Results of Operations                                    For the Years Ended December 31,
-------------------------------------------------------- -----------------------------
                                                                1999            1998
Revenue...........................................           $12,294          $ 9,016
Pre-tax (loss)....................................            (6,187)         (10,500)
Loss from continuing operations...................            (6,187)         (10,691)
Loss from discontinued operations(1)..............              (222)            (38)
Net Loss .........................................            (6,409)         (10,729)
Other Comprehensive Income........................               923              112
Comprehensive Loss................................            (5,486)         (10,617)
Earnings/(loss) per common share - Basic..........          $ (1.78)         $ (3.52)
Earnings/(loss) per common share - Diluted........          $ (1.78)         $ (3.52)
Weighted average common shares outstanding:
         Basic....................................         3,598,000        3,044,286
         Diluted..................................         3,598,000        3,044,286
-------------------------------------------------------- ------------ ----------------

(1) Discontinued operations consist of those in Louisiana (i.e. Gold Coin and Toledo Palace).

REVENUES

The Company's net revenues in 1999 are derived from a full year of activity of the operations in the Czech Republic and Spain and a partial year's activity in the casino in the Kyrgyz Republic . The following table lists the revenue by operation:

           TWG REVENUES FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                              (Dollars in millions)

------------------------------------- ------------------------------ -------------------------------
                                                                     Increase/(Decrease)
------------------------------------- -------------- --------------- --------------- ---------------
                                               1999            1998               $               %

Czech Republic(1) -  Ceska...........           6.5             4.2             2.3            55 %
Rozvadov.............                           1.8             1.3              .5             38%
Spain(2) ............................           3.9             3.5             0.4            10 %
Other(3).............................           0.1             0.0             0.1           100 %
                                              -----             ---            ----           -----
                                              $12.3            $9.0            $3.3            37 %
                                              =====             ===            ====           =====
------------------------------------- -------------- --------------- --------------- ---------------

-----------
-----
(1)      The Czech Republic casinos were acquired on March 31, 1998.
(2)      The Spanish casino, CDZ, was acquired on April 17, 1998.
(3)      Includes Corporate Office generated consulting revenue.

Gaming revenues, the Company's primary source of income, are comprised of Table Game Win, Table Game Tips, Slot Machines, Reception (entrance fees), and sales of Food and Beverage.

Table Game Win, the largest contributor in the sales mix, is measured as a percentage of Total Drop, the dollar amount of all gaming chips sold. The Total Drop is the product of the attendance and the average dollar amount of chips sold to each guest (Drop per Head). The Drop per Head statistic is used to measure the "quality" of the guests in terms of their volume of play. Stated simply, these key performance indicators tell us how many people attended the casinos, the average dollar value of chips each person purchased, and what portion of the purchased chips were lost to the House (i.e. were not cashed in).

The aforementioned statistics for the years ended December 31, 1999 and 1998 are presented in the table below. Please note that, for comparison purposes, the 1998 statistical data represents the full year's operation, including the period prior to acquisition of the properties by the Company.


                                                  (dollars in thousands)
                                                                   1999                 1998
                                                                   -----               -----

TOTAL DROP / DROP PER HEAD   Ceska                              $ 22,197   $    386    $ 20,493    $     389
                             Rozvadov                           $  6,241   $    187    $  4,260    $     317
                             Zaragoza                           $ 14,774   $    610    $ 14,579    $     454
                             ------------------------------------------------------------------------------------
                             Total                              $ 43,212   $    375    $ 39,333    $    400
                             ------------------------------------------------------------------------------------



WIN / WIN%                   Ceska                              $  4,598       20.7%   $  3,937         19.2%
                             Rozvadov                           $  1,237       19.8%   $    825         19.4%
                             Zaragoza                           $  2,438       16.5%   $  2,434         16.7%
                             ------------------------------------------------------------------------------------
                             Total                              $  8,273       19.1%   $  7,197         18.3%
                             ------------------------------------------------------------------------------------



ATTENDANCE                   Ceska                                57,566                 52,690
                             Rozvadov                             33,359                 13,451
                             Zaragoza                             24,219                 32,101
                             ------------------------------------------------------------------------------------
                             Total                               115,144                 98,242
                             ------------------------------------------------------------------------------------


The year over year growth of 10% in Total Drop is the net result of two counterbalancing trends. While the overall attendance improved, the Drop per Head decreased due to the higher proportion of casual players in the guest mix.

The attendance figure comparison (1999 vs. 1998) displayed on the following tables reflects the marketing strategy that was employed in 1999, namely, to grow the attendance in Ceska in off-peak times and to improve attendance in all periods in Rozvadov.

                           [GRAPHIC]



                           [GRAPHIC]

As depicted in the table below, Zaragoza's attendance in 1999 was well below that of 1998. This negative trend was due to the fact that the 1998 attendance figure included guests who were attracted to the casino through very attractively priced (below cost) buffets, but the vast majority of whom did not play the tables. With the acquisition in 1998, TWG implemented the necessary price increases which effectively drove away the discount diners. In addition, bad press reports and suspension of the unprofitable Catering business, which limited the advertising exposure for the casino, served to further erode the client base in 1999.

                           [GRAPHIC]

Table Game Tip revenue consists of the gaming chip gratuities bestowed upon gaming table Dealers by casino patrons. In the Czech Republic, one hundred percent of this Tip revenue is retained by the House. In Spain, on the other hand, per an employee bargaining agreement, employees enjoy thirty-five percent participation in the Tip revenue. In 1999, total Tip revenue was $1.2 million versus $1.4 million in 1998, a decrease of 13%. Tip revenue declined in Ceska and Zaragoza and increased slightly in Rozvadov. As a percentage of Total Drop, however, all three casinos experienced declines. The reason for the lower Tip percentages in the Czech Republic casinos lies in the fact that the previous operators and management of the company supported staff solicitation of customers for tips. This culture, which management considers to have a negative impact on customer relations, was terminated over time by TWG. In Zaragoza, the Tip percentage decline was slight (.2 percentage points) and was indicative of the fact that the number of French Roulette, a game that generally produces higher Tip rates, tables was reduced in response to changes in the client mix.

Slot revenue, which is the cash generated net of paid wins, was $627,000 in 1999 versus $391,000 in 1998, an increase of 60%. The growth can be attributed to the fact that the casino in Rozvadov operated without slot machines until September 1998 at which time eighty-seven machines were installed. Also in September 1998, the number of slot machines in Ceska was increased from 22 to 100. In Zaragoza, a 10% increase in Slot revenue was realized in 1999 despite the fact that attendance at the casino decreased by 7,882. The increase can be attributed to promotional efforts and the aforementioned shift in the client mix.

Gaming related Food and Beverage revenues are generated on only a portion of the food and beverage that is served because they are, to a large extent, regarded as a necessary amenity to the gaming patrons. Complimentary buffets and free drinks to playing customers are the practice in the Czech Republic. In Spain, food and beverage giveaways are at the discretion of the casino manager, who uses them as a customer relations tool. In 1999, total gaming-related Food and Beverage revenue was $198,000, which represents a 45% increase over 1998 revenue of $137,000 and is indicative of the fact that the 1999 total represents a full year of operation whereas the 1998 total reflects the post acquisition period only.

In Zaragoza, revenues are also derived from rentals of the property's thirty-seven sleeping rooms; telephone, laundry, and mini-bar revenues associated with the sale of the sleeping rooms; and Food, Beverage, and Other revenues associated with Catering operations. For the fiscal year ended December 31, 1999, revenues from these areas was $378,000 compared to 1998, where these activities produced revenue of $553,000. The decline in revenue from 1998 to 1999 can be attributed to the halting of Catering operations in the Fall of 1999 in response to concerns about the profitability of the operations and to the elimination of the below-cost buffets in the restaurant.

COST OF REVENUES

Cost of Revenues consists of the direct costs of operating the Czech Republic and Spain casinos, primarily in the areas of labor, security, and general office expenses. The Cost of Revenues is shown in the following table:

       TWG COST OF REVENUES FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                              (Dollars in millions)

------------------------------------- ------------------------------ -------------------------------
                               Increase/(Decrease)
------------------------------------- -------------- --------------- --------------- ---------------
                                                                                $          %
                                               1999            1998
Czech Republic....................              4.8             3.6            1.2        33%
Spain............................               3.3             3.9           (0.6)      (15%)
                                               $8.1            $7.5          $.0.6        8%
                                                ===             ===           ====
------------------------------------- -------------- --------------- --------------- ---------------


Costs of revenues in 1999 were $4.8 million (58% of total revenues) in the Czech Republic, which represents a 7 percentage point ("ppt") improvement over 1998, and $3.3 million (85% of total revenues) in Spain, which represents a 26 ppt improvement over 1998. The 51% revenue growth in the Czech Republic, coupled with the successful implementation of several cost cutting measures, and the Company overcoming startup issues relating to the casino near Snojmo, are responsible for the positive trend in this area. Spain's high cost to revenue ratio is due to a number of issues including: a lack of flexibility in labor scheduling; the limited size of the casino (9 tables); the location of the facility; and the limited number of guest rooms. Although considerably higher than the cost of revenue ratio in the Czech Republic, 1999's 85% ratio in Spain represents a significant improvement over 1998, a year in which the cost of revenues exceeded the revenue by 11%. The total cost of revenues for the Company was $8.1 million in 1999 versus $7.5 million in 1998, an increase of 8%.

Selling, general and administrative expenses were $4.3 million in 1999, which represents a 75% increase over 1998. This increase is, primarily, attributable to the fact that the costs reflected in 1998 do not represent a full year period as well as the result of 1999 expenditures related to increased marketing efforts; pursuit of other gaming opportunities (i.e. development); administrative startup costs associated with the third casino located near Snojmo, and the addition/replacement of several key Corporate positions while continuing to pay severance to departed executives.

Depreciation and amortization increased from $2.5 million in 1998 to $2.8 million in 1999 due, primarily, to the amortization of assets acquired during 1998 and 1999. (See Item 1. "Description of Business"). Interest expense for the year ended December 31, 1999 was $3.0 million compared to $2.5 million for the year ended December 31, 1998. The increase is due, primarily, to twelve months of interest on the $17 million Indenture being incurred in 1999 versus nine months of interest having been incurred on this debt in 1998. In addition, interest related to the supplementary $3 million Indenture was incurred in the final two plus months of 1999.

Also of note is the fact that, unlike 1998, the Company did not incur any impairment charges in 1999. In 1998, after reviewing the carrying amounts of long-lived assets recorded, an asset impairment charge of $4 million was taken.

EARNINGS/(LOSS)

The Company incurred a loss of approximately $6.2 million from continuing operations for the year ended December 31, 1999 as compared to $10.7 million in the year ended December 31, 1998 an improvement of 42.1%. The improvement is primarily attributable to the fact that there was no need for an impairment charge in 1999. Other factors contributing to this improvement include, as discussed previously, increased attendance and improved efficiency in the Czech and Spanish gaming markets.

CESKA, CZECH REPUBLIC

Total revenue from the casino in Ceska, Czech Republic was $6.5 million for the fiscal year ended December 31, 1999, which represents a 55% increase over the previous year's revenue total of $4.2 million.

Comparison of the twelve month statistics between 1999 and 1998 reveals that the revenue produced in the three additional months in which the casino operated, is not the sole source of the 55% revenue growth. Part of the improvement can be attributed to a 1.5 percentage point increase in the Win percentage (from 19.2% in 1998 to 20.7% in 1999). Ceska's attendance improvement was the direct result of a number of successful marketing campaigns including themed parties and a midweek Tombola, which was designed to attract clients on off-peak days. A Tombola is a prize drawing event, which is stretched out over several weeks. The odds of winning a Tombola drawing are governed by the amount of play a customer gives during off-peak times over the period of the event.

In 2000, the marketing emphasis in Ceska will be, in addition to building on the success of the above initiatives, to increase the use of advertising media (direct mail, television, radio and press) in order to further stimulate off-peak attendance and to improve the "quality" of patrons.

In the Fall of 1999, a competitive casino opened in Folmova, which is closer to the German border than the Company's Ceska property. This casino, which is called the Schoolhouse, has employed a strategy of attracting clients through the distribution of flyers at the border crossing and the posting of signs at the casino's access road turnoff.

Despite the increased competition in the area, during peak weekend times, the Company's casino in Ceska is often at full capacity which slows down the games and, as a result, often lowers the hold percentages In addition, limitations of the casino's parking facilities (40 spaces) create another obstacle for potential patrons, particularly now that a competing casino is in the area. Although the overall attendance growth in Ceska was solid, the improvement was limited by competition and capacity constraints, issues that could curtail the growth of, or even erode, attendance in the future.

In response to these challenges, in April 1999, the Company purchased a parcel of land in Folmova, nearer to the border than the turnoff road for the Schoolhouse casino. The Company has installed pre-emptive signage on the land advertising the Ceska casino and is planning to move the Ceska casino operation to a new facility on this parcel of land. This move would give the casino excellent exposure because it would be located directly on the border road; would allow for a parking facility of ample size; would address the issue of capacity constraints on the weekend in that it would allow for an increase in the number of gaming tables over the existing space; and would allow for a floor plan to be designed which, unlike the Ceska building, would optimize the casino's equipment layout. There can be no assurance that the relocation of the casino in Ceska will enhance future revenues.

ROZVADOV, CZECH REPUBLIC

The total revenue in Rozvadov was $1.8 million in the twelve months of operation in 1999, representing a 36% increase over the nine months of operation in 1998 ($1.3 million), which primarily, is attributed to an increase in attendance. The casino in Rozvadov opened in November of 1997. Prior to its acquisition in March 1998 by TWG, there was little advertising or promotion for the casino and attendance was stagnant. In February 1999, TWG hired a Director of Marketing and immediately launched a strong marketing campaign which included direct mail and radio advertising in Germany as well as themed parties and other promotional events. The result of the advertising was a 148% increase in attendance. In fact, with this increase in attendance, the limited space (7 tables) is unable to accommodate the peak time demand. While this trend is positive, the potential drawback of the casino reaching capacity in certain periods is that some regular attendees may be displaced. In response, the Company has included plans to add two gaming tables to the casino in its year 2000 Operating Budget.

With the improvements to client base in both Ceska and Rozvadov, the 2000 marketing programs will be directed at filling in the off-peak times and improving the "quality" of the peak time players.

ZARAGOZA, SPAIN

Total revenue in CDZ in the year ended December 31, 1999 was $3.9 million, which represents a 10% increase over the $3.5 million in revenue achieved in 1998. Despite a 25% erosion of the casinos attendance in 1999, the casino managed to match the 1998 table game Win revenue of $2.4 million. This was accomplished, primarily, through growth of the Drop per Head of the casino's core clientele (i.e., catering to CDZ's preferred patrons). Due to CDZ's location, laws preventing direct advertising of the casino, its high operating and overhead costs, its limited number of guest rooms, and the poor condition of other parts of the facility, the casino produced a Net Loss of $1.9 million in 1999.

The aforementioned challenges will be difficult to overcome should the casino remain in its present location. It was anticipated that a law that would be passed which would allow the casino to move to a downtown location and, as a result, would alter the business environment in which the casino operates. This move would give the casino direct exposure to the residents of and visitors to Zaragoza; would allow the casino to tailor the size of the workforce to the operation; would reduce the operation's overhead costs; and would allow the casino to increase the number of gaming tables and slot machines to match the anticipated increase in demand. Under this scenario, the disposition of the existing CDZ facility would be decided at the time of the move.

The status of the intended move is as follows. An understanding has been reached with an agency of the provincial government, the DGA, to allow the casino to execute this move, subject to the issuance of a decree. However, instead of a decree, in February 2000, the DGA introduced a law that would allow the casino to relocate. The law is expected to be presented to local Spanish parliament in June 2000. The Company believes based on its discussions with Spanish authorities, the law has little opposition and is expected to pass.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit, defined as current assets minus current liabilities, increased $700,000 million to a deficit of $4.0 million at December 31, 1999 from a working capital deficit at December 31, 1998 of $3.3 million.

For the year ended December 31, 1999, the Company had net cash used in continuing operations of $667,000. This was primarily a result of a $6,187,000 loss from continuing operations, $2,839,000 of depreciation and amortization, $542,000 of non-cash interest related to the amortization of debt discount (recorded in connection with the warrants issued with March 1998 and October 1999 private placements) and a $2,139,000 net increase in cash attributable to changes in operating assets and liabilities. For the year ended December 31, 1999, the Company had net cash used in discontinued operations of $197,000. For the year ended December 31, 1999, net cash used in investing activities of $2,077,000 included the purchases or property and equipment aggregating $2,422,000, payments for deposits of $34,000 and the proceeds from the sale of Louisiana property aggregating $379,000. For the year ended December 31, 1999, net cash provided by financing activities of $2,110,000 included the proceeds from an October 1999 private placement of $3,000,000 (see below) and a short-term obligation of $450,000, the $1,000,000 repayment of an overdue short-term obligation to Value Partners, $360,000 of repayments of other short-term obligations and the proceeds from the exercise of warrants aggregating $20,000.

On March 31, 1998, the Company, with the assistance of Libra, acting as placement agent, borrowed $17.0 million from fourteen investors in the Private Placement. The loan is represented by the Senior Notes issued pursuant to the Indentures by and among TWG, TWGI, TFC and USTCT, as the case may be. The Indentures were amended on October 29, 1998 in connection with the restructuring of the Company's ownership of Resorts as a result of the change in the Czech gaming law which restricted foreign ownership of Czech casinos. The Amended Indentures, however, did not alter the underlying basis of the Senior Notes. The Senior Notes require mandatory prepayments based upon excess cash flow generated by TWGI from the operation of the Czech casinos acquired in the Resorts acquisition and bear interest at the rate of 12% per annum. The proceeds of the Senior Notes were used to pay the net acquisition costs of, and improvements to, Resorts totaling $12.6 million, to repay the First Amended Loan Agreement in the amount of $1.3 million, to cover costs and expenses of $1.4 million relating to the Private Placement and to provide working capital of $1.7 million. Interest payments under the terms of the Senior Notes were paid when due on March 17, and September 17, 1999. The March 17, 2000 interest payment has also been paid, and the Company was and is current on its payments under the Senior Notes.

On October 15, 1999, the Company borrowed $3.0 million ($2.7 million from Value Partners) in the October 1999 Private Placement. The loan is represented by the October 1999 Senior Notes issued pursuant to indentures by and among the Company and an independent indenture trustee. The October 1999 Senior Notes, which are due March 2005, require mandatory prepayments based on excess cash flow generated from Resorts. The October 1999 Senior Notes are collateralized by primarily all of Resort's gaming equipment and a majority interest in the capital stock of all of the Company's subsidiaries (except CDZ). In addition to the October 1999 Senior Notes, each investor received a proportionate share of warrants to purchase 1,250,728 shares of the Company's common stock.

The proceeds of the October 1999 Senior Notes were used to retire a $1 million short-term debt obligation related to the acquisition of the CDZ casino, to make an interest payment of approximately $250,000 on said debt, and to finance the equipping, working capital, and pre-opening costs associated with the opening of a third casino in the Czech Republic on land that had been previously purchased. That casino, located near Snojmo, opened on December 22, 1999.

The Company has, from time to time, been in technical default of the Amended Indentures and has relied upon the forbearance and waivers from a majority interest of the holders of the Senior Notes. Value Partners represents a majority in interest of the holders of the Senior Notes. The Company has borrowed other amounts from Value Partners from time to time (some of which have been in technical default for which forbearance or waivers have been granted) and may seek to borrow additional funds or obtain equity investments from Value Partners in the future. At December 31, 1999, Value Partners owned 59% of the Company's long-term debt and owned warrants to acquire 61.2% of the Company's issued and outstanding shares of Common Stock.

In accordance with Spanish law, in order for a casino company to remain solvent it must have a minimum capitalization of approximately $1.8 million and such recapitalization required the approval of both the CDZ's Board of Directors (received in July 1998) and the Council of Ministers in Spain (received in October 1999) . The owner of the remaining 10% of CDZ declined to participate in the recapitalization and under Spanish law that 10% interest was diluted to zero once the recapitalization was approved by the Council of Ministers, bringing the total TWG ownership to 99.92%.

The Company estimates that approximately $5.0 million will be required to execute the CDZ casino relocation, assuming permission is received from the DGA for such move. An understanding had been reached with the DGA to allow the casino to execute the move, subject to the issuance of a decree. However, instead of a decree, in February 2000, the DGA introduced a law that would allow the casino to relocate. The law is expected to be presented to local Spanish parliament in June 2000. Management believes based on its discussions with Spanish authorities, the law has little opposition and is expected to pass.

During the years ended December 31, 1999 and 1998, DGA granted the Company a deferral of approximately 1.8 million in taxes on gaming winnings accruing during 1997-1999. Furthermore, in April 1999, the Company reached an agreement with the Spanish Social Security Authorities to defer approximately 1.2 million related to all debts generated in 1997 and the first quarter of 1998.

 If the Company does not make its payments according to the receivership schedule and is unable to obtain further deferral from the Spanish Taxing Authorities, the debt would become immediately payable and revert to pre receivership levels. Management has indicated that, based on its discussions with Spanish Taxing Authorities, further deferral of payments until April 2001 is anticipated.

PLAN OF OPERATIONS

TWG management will continue to develop marketing and operational strategies designed to increase attendance and revenues at its existing locations in the Czech Republic and Spain. The Company has acquired land close to the German border near Ceska Kubice, at Folmava, Czech Republic and is planning to build a casino to replace the existing facility. Management believes that the new location would be more accessible to its main target market in Germany and will result in improved attendance and play. TWG transferred excess slot machines from Ceska Kubice and Rozvadov to its new location near Snojmo.

IMPORTANT FACTORS TO CONSIDER

ACCUMULATED DEFICIT; OPERATING LOSSES; GOING CONCERN

On December 31, 1999, the Company had an accumulated deficit of approximately $30.3 million and a working capital deficit of approximately $4 million. For the year ended December 31, 1999, the Company incurred a net loss of approximately $6.4 million. The ability of the Company to achieve profitability depends upon the successful operation of gaming establishments in the Czech Republic and Spain, their expansion and relocation, and the diversification of its operations to include other sources of revenue.

-------------------------------------------------------------------------------------------
                                                   Number of Shares of
                                                   Common Stock
Name of Beneficial Owner                           Beneficially Owned(1)    Percentage
                                                                            of Ownership(1)
-------------------------------------------------------------------------------------------

Value Partners, Ltd...........................          8,478,212(2)                 61.2%
Anasazi Partners Limited Partnership..........          1,354,334(3)                 21.0%
Fort Pitt Fund III, L.P.......................            312,682(4)                  5.5%
Ravich Children Permanent Trust                         1,250,727(5)                 23.3%
C.P. Baker & Co., Ltd.........................          3,186,037(6)                 39.4%
U.S. Bancorp..................................            575,335(7)                 9.7 %
Stanley Kohlenberg............................            237,000(8)                 4.3 %
Andrew Tottenham..............................          1,205,500(9)                 18.3%
Rami Ramadan..................................            100,000(10)                    *
Julio Heurtematte.............................            13,000(11)                     *
Malcolm M.B. Sterrett.........................            13,000(12)                     *
Geoffrey B. Baker.............................             9,000(13)                     *
All directors and executive officers as a              1,340,500(14)                 20.0%
         group (5 persons)....................

*    Less than 1%.
-------------------------------------------------------------------------------------------



(1) The percentage of outstanding shares is based on 5,365,449 shares outstanding as of March 31, 2000 (the "Calculation Date"). A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the Calculation Date upon the exercise of options or warrants. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) are exercisable within 60 days from the date of the Voting Record Date have been exercised. Included are shares of Common Stock issuable upon the exercise of options or warrants to purchase the Company's Common Stock.

(2) Value Partners, Ltd. is a Texas limited partnership, whose business address is 4514 Cole Avenue, Suite 808, Dallas, Texas 75205. Includes warrants to purchase: 600,000 shares of Common Stock at an exercise price of $1.00, expiring December 31, 2005; 2,000,000 shares of Common Stock at an exercise price of $1.50 per share, expiring December 31, 2005; 4,427,573 shares of Common Stock at an exercise price of $.01 per share, expiring March 31, 2008; includes warrants to purchase 675,392 shares from Credit Suisse First Boston Management Corporation in October 1999; 220,760 shares of Common Stock at an exercise price of $.50 per share, expiring December 31, 1999; and 104,225 shares of Common Stock at an exercise price of $.01 per share expiring March 31, 2008; and 1,125,654 shares of Common Stock at an exercise price of $.01 per share, expiring March 31,2008.

(3) Anasazi Partners, Ltd. is a Massachusetts limited partnership whose business address is 120 Boylston Street, Suite 800, Boston, Massachusetts 02116. Includes warrants to purchase: 250,000 shares of Common Stock at an exercise price of $1.00 per share, expiring December 31, 2005; (of these warrants, 50,000 were acquired from New Generation, Ltd. in 1999); and 833,334 shares of Common Stock at an exercise price of $1.50 per share, expiring December 31, 2005 (of these warrants 166,667 were acquired from New Generation in 1999).

(4) The business address for Fort Pitt Fund III, L.P. is P.O. Box 974, Uniontown, Pennsylvania 15401. Includes warrants to purchase 312,682 shares of Common Stock at an exercise price of $.01 per share expiring March 31, 2008.

(5) The business address for the Ravich Children's Permanent Trust is 8730 Wilshire Blvd., Beverly Hills, California 90021.

(6) Represents warrants to purchase 2,723,537 shares of Common Stock at an exercise price of $.01 per share, expiring June 30, 2002 and held by C.P. Baker & Co., Ltd. and certain of its affiliates. The business address for C.P. Baker & Co., Ltd. is 120 Boylston Street, Suite 800, Boston, Massachusetts 02116.

(7) Represents warrants to purchase 575,335 shares of Common Stock at an exercise price of $.01 per share, expiring March 31, 2008 which were acquired from Credit Suisse First Boston Management Corporation in October 1999. The business address for U.S. Bancorp. is 11766 Wilshire Boulevard, Suite 870, Los Angeles, California 90025.

(8) Does not include 929,500 shares (187,500 of which are immediately exercisable warrants and 107,000 of which are immediately exercisable options) held by Andrew Tottenham, a son-in-law of Mr. Kohlenberg, as to which beneficial ownership is disclaimed. Includes 1,000 shares, and 25,000 shares and 1,000 shares at the end of each calendar quarter during the quarter ended March 31, 1997 through the quarter ended September 30, 1998, respectively, subject to non-qualified options granted to Mr. Kohlenberg under the 1993 Plan on May 22, 1995, on March 7, 1996 and 75,000 shares and 25,000 shares of Common Stock subject to incentive options granted to Mr. Kohlenberg on December 31, 1996 and December 31, 1998 respectively, all of which fully vested on the dates of grant.

(9) Includes 623,500 shares of Common Stock (240,000 shares were issued to Mr. Tottenham upon conversion of the Tottenham Notes on December 31,
       1998) and 1,000 shares and 1,000 shares subject to non-qualified options granted to Andrew Tottenham under the 1993 Plan on October 2, 1996 and on December 31, 1996, respectively, and 100,000 shares and 25,000 shares subject to incentive options granted to Mr. Tottenham on December 31, 1997 and December 31, 1998 respectively, all of which fully vested on the dates of grant. Also includes 187,500 shares subject to immediately exercisable warrants which were granted to Mr. Tottenham on January 1, 1997. Also includes 205,000 shares of Common Stock owned by Robin Tottenham, (80,000 shares were issued to Mrs. Tottenham upon conversion of the Tottenham Notes on December 31, 1998), the wife of Andrew Tottenham and the daughter of Mr. Kohlenberg, and 62,500 shares subject to immediately exercisable warrants that were granted to Mrs. Tottenham on January 1, 1997. Does not include shares owned by Mr. Kohlenberg, as set forth above, as to which beneficial ownership is disclaimed.

(10) Consists of shares subject to incentive options granted to Mr. Ramadan on July 12, 1999, all of which fully vested on the date of grant.

(11) Includes warrants to purchase 41,691 shares of Common Stock at an exercise price of $.01 per share expiring March 31, 2008; 1,000 shares of Common Stock subject to non-qualified options granted to Mr. Heurtematte under the 1998 Plan at the end of each calendar quarter ended March 31, 1998 through December 31, 1998 and 2,000 shares of Common Stock subject to non-qualified options granted at the end of each calendar quarter ended March 31, 1999 through March 31, 2000, all of which fully vested on the dates of grant.

(12) Includes warrants to purchase 41,691 shares of Common Stock at an exercise price of $.01 per share expiring March 31, 2008; 1,000 shares of Common Stock subject to non-qualified options granted to Mr. Sterrett under the 1998 Plan at the end of each calendar quarter ended March 31, 1998 through December 31, 1998 and 2,000 shares of Common Stock, subject to non-qualified options, granted at the end of each calendar quarter ended since March 31, 1999 through March 31, 2000, all of which fully vested on the dates of grant.

(13) Includes warrants to purchase 41,691 shares of Common Stock at an exercise price of $.01 per share expiring March 31, 2008; 1,000 shares of Common Stock subject to non-qualified options granted to Mr. Baker under the 1993 Plan at December 31, 1998, 2,000 shares of Common Stock, subject to non-qualified options, granted for the calendar quarter ended March 31, 1999 and 2,000 shares of Common Stock subject to non-qualified options granted at the end of each quarter ended since September 31, 1999 through March 31, 2000, all of which fully vested on these dates.

(14)   See Notes (10), (11), (12), and (13) above.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

TOTTENHAM & CO. On January 1, 1997, the Company completed the acquisition of Tottenham & Co. which was founded in 1988 by Andrew Tottenham, the Company's President and COO and is engaged in providing consulting services to gaming companies worldwide. The consideration paid for Tottenham & Co. by the Company included 500,000 shares of the Company's Common Stock, and warrants to purchase 250,000 shares at an exercise price of $.5938, the bid price of the Company's Common Stock on the date of the acquisition as reported by the Nasdaq SmallCap Market System. In addition, the Company issued two promissory notes in the aggregate principal amount of $200,000 bearing interest at the rate of 10% per annum and payable on January 1, 2002 (the "Tottenham Notes"). On December 31, 1998, the Company and Andrew Tottenham converted the Tottenham Notes and accrued interest totaling $240,000 into 320,000 shares of the Company's Common Stock. All of the Common Stock, as well as the Common Stock underlying the warrants, carries certain "piggyback" registration rights.

CHRYSOLITH OPERATING AGREEMENT. The Company is a member under, and party to, which sets forth the rights and obligations of the original members, all of whom are individuals (the "Original Members"), and the Company. Under this agreement, Chrysolith operated, serviced and maintained the VLTs at the Gold Coin and Toledo Palace and the Company provided management, financial and consulting services. The Chrysolith Operating Agreement will continue pending the decision of the U.S. Supreme Court regarding the Company's appeal of the termination of the operations at the Gold Coin and Toledo Palace.

MONARCH ACQUISITION. In April 1994, the Company acquired for $49,000 a 49% ownership interest in Monarch Casinos ("Monarch"), a Louisiana-licensed video gaming device operator which was founded in December 1993. In June and August 1994, the Company loaned Monarch an aggregate of $55,000 for working capital to manage the operations of the Woodlands under an agreement between Monarch and the previous owner of the Woodlands. All of such loans were payable on demand, bore interest at the rate of 10% and were evidenced by promissory notes executed by Monarch. In October 1994, the Company credited Monarch $25,000 against prior advances, among other things, in consideration for the assignment by Monarch to the Company of an option to purchase the Woodlands. Although it was originally intended that Monarch would own, operate and maintain the VLTs at both the Toledo Palace and the Gold Coin, the Company believed that Chrysolith was better suited to operate the video poker parlors and thus entered into the Chrysolith Agreement. In March 1996, the Company learned that as of June 30, 1995, Monarch had not renewed its operator's license as required by the State of Louisiana, and as such, was no longer a licensed video poker operator in the State. Pursuant to the management agreements between Monarch and the Company, such a failure to renew or other termination of the operator's license created a default under the agreements and the agreements were terminated by the Company on March 14, 1996. On or about November 6, 1997 Monarch and Michael Edwards, President of Monarch, filed suit against the Company alleging, among other things, breach of contract. The lawsuit was settled in May 1999 for a cash payment by the Company of $100,000 and both parties released the other of any and all further obligations. See Item 3 -"Legal Proceedings".

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

On March 31, 1998, the Company, with the assistance of Libra, acting as placement agent, borrowed $17.0 million from fourteen investors in the Private Placement. The loan is represented by the Senior Notes issued pursuant to the Indentures by and among TWG, TWGI, TFC and USTCT, as the case may be. The Indentures were amended on October 29, 1998 in connection with the restructuring of the Company's ownership of Resorts as a result of the change in the Czech gaming law which restricted foreign ownership of Czech casinos. The Amended Indentures, however, did not alter the underlying basis of the Senior Notes. The Senior Notes require mandatory prepayments based upon excess cash flow generated by TWGI from the operation of the Czech casinos acquired in the Resorts acquisition and bear interest at the rate of 12% per annum. The proceeds of the Senior Notes were used to pay the net acquisition costs of, and improvements to, Resorts totaling $12.6 million, to repay the First Amended Loan Agreement in the amount of $1.3 million, to cover costs and expenses of $1.4 million relating to the Private Placement and to provide working capital of $1.7 million. Interest payments under the terms of the Senior Notes were paid when due on March 17, and September 17, 1999. The March 17, 2000 interest payment has also been paid, and the Company was and is current on its payments under the Senior Notes.

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

The Company was in technical default of, and has not timely paid the Value Partners Loan which was due on September 15, 1998. On July 30, 1999, the Company received from Value Partners a waiver of such default and a waiver of the cross defaults on the Amended Indentures by the majority in interest of the holders of the Senior Notes. Value Partners also granted an extension of this loan until January 1, 2000.

On October 15, 1999, the Company borrowed $3.0 million ($2.7 million from Value Partners) in the October 1999 Private Placement. The loan is represented by the October 1999 Senior Notes issued pursuant to indentures by and among the Company and an independent indenture trustee. The October 1999 Senior Notes, which are due March 2005, require mandatory prepayments based on excess cash flow generated from Resorts. The October 1999 Senior Notes are collateralized by primarily all of Resort's gaming equipment and a majority interest in the capital stock of all of the Company's subsidiaries (except CDZ). In addition to the October 1999 Senior Notes, each investor received a proportionate share of warrants to purchase 1,251,000 shares of the Company's common stock.

The proceeds of the October 1999 Senior Notes were used to retire a $1 million short-term debt obligation related to the acquisition of the CDZ casino, to make an interest payment of approximately $250,000 on said debt, and to finance the equipping, working capital, and pre-opening costs associated with the opening of a third casino in the Czech Republic on land that had been previously purchased. That casino, located near Snojmo, opened on December 22, 1999.

The Company has, from time to time, been in technical default of the Amended Indentures and has relied upon the forbearance and waivers from a majority interest of the holders of the Senior Notes. Value Partners represents a majority in interest of the holders of the Senior Notes. The Company has borrowed other amounts from Value Partners from time to time (some of which have been in technical default for which forbearance or waivers have been granted) and may seek to borrow additional funds or obtain equity investments from Value Partners in the future. At December 31, 1999, Value Partners owned 59% of the Company's long-term debt and owned warrants to acquire 61.2% of the Company's issued and outstanding shares of Common Stock.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      EXHIBITS

         Reference is made to the Exhibit Index hereinafter contained.

         A copy of any exhibits listed or referred to herein will be furnished at a reasonable cost to any person who was a shareholder of the Company as of August 2, 1999, upon written request from any such person. Requests should be sent to: Rami S. Ramadan, Chief Executive Officer, Trans World Gaming Corp., 545 Fifth Avenue, Suite 940, New York, New York 10017.

         (b)      REPORTS ON FORM 8-K

During the last quarter of the year ended December 31, 1999, the Company filed a Periodic Report on Form 8-K with the SEC on October 28, 1999. This Periodic Report related to the $3.0 million financing.

                            TRANS WORLD GAMING CORP.

                  EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-KSB

                      FOR THE YEAR ENDED DECEMBER 31, 1997

                  ----------------------------------------       ------------------------------------------
Item No           Item                                           Method of Filing


2                 Deed of Sale of Shares Authenticated by        Incorporated  by  reference  to  Exhibit 2
                  Mr. Jose Maria Badia Gasco, Notary of          contained  in the Form 8-K/A filed on July
                  Zaragoza, dated April 17, 1998                 2, 1998 (File No. 0-25244)

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

4.7               Form of 12% Secured Convertible Senior         Incorporated  by  reference to Exhibit 4.7
                  Bond due June 30, 1999                         contained  in Form  10-KSB  for the fiscal
                                                                 year ended  December 31,  1996.  (File No.
                                                                 0-25244)



4.8               Form of Warrant to Purchase Common             Incorporated   by   reference  to  Exhibit  4.8
                  Stock Dated July 1, 1996                       contained  in Form  10-KSB for the fiscal  year
                                                                 ended December 31, 1996. (File No. 0-25244)

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

4.14              Indenture dated March 31, 1998 among the       Incorporated   by  reference  to  Exhibit  4(I)
                  Company, TWG International U.S.                contained  in the Form 8-K  filed on April  14,
                  Corporation, TWG Finance Corp. and U.S.        1998 (File No. 0-25244)
                  Trust Company of Texas, N.A.

4.15              Series C Warrant to Purchase Common Stock      Incorporated  by  reference  to  Exhibit  4(II)
                  dated March 31, 1998                           contained  in the Form 8-K  filed on April  14,
                                                                 1998 (File No. 0-25244)

4.16              Indenture dated March 31, 1998 between         Incorporated  by  reference  to Exhibit  4(III)
                  TWG International U.S. Corporation  Trust      contained  in the Form 8-K  filed on April  14,
                  and U.S. Company of Texas, N.A.                1998 (File No. 0-25244)

4.17              Consent to Amend Indenture, Bonds and          Incorporated  by  reference  to  Exhibit  4(IV)
                  Warrants dated March 25, 1998 by and           contained  in the Form 8-K  filed on April  14,
                  between the Company, Trans World               1998 (File No. 0-25244)
                  Gaming of Louisiana, Inc.,U.S. Trust
                  Company of Texas, N.A., and certain
                  individuals

4.18              First Amended Indenture dated March 31,        Incorporated   by  reference  to  Exhibit  4(V)
                  1998 among the Company, TWGLa and U.S.         contained  in the Form 8-K  filed on April  14,
                  Trust Company of Texas, N.A.                   1998 (File No. 0-25244)

4.19              First Amended Indenture dated March 31,        Incorporated   by  reference  to  Exhibit  4(V)
                  1998 among the Company, TWGLa and U.S.         contained  in the Form 8-K  filed on April  14,
                  Trust Company of Texas, N.A.                   1998 (File No. 0-25244)

4.20              Series A Warrant to Purchase Common            Incorporated  by  reference  to  Exhibit  4(VI)
                  Stock dated March 31, 1998                     contained  in the Form 8-K  filed on April  14,
                                                                 1998 (File No. 0-25244)

4.21              Series B Warrant to Purchase Common            Incorporated  by  reference  to Exhibit  4(VII)
                  Stock dated March 31, 1998                     contained  in the Form 8-K  filed on April  14,
                                                                 1998 (File No. 0-25244)

4.22              Agreement to Amend Warrants dated March        Incorporated by reference to Exhibit 4(VIII)
                  31, 1998 among the Company and the named       contained in the Form 8-K filed on April 14,



                  Holders                                        1998 (File No. 0-25244)

10.1              Agreement for Exchange of Shares dated         Incorporated   by  reference  to  Exhibit  10.1
                  July 12, 1994,between  the Company  and        contained  in  the  registration  statement  on
                  the  shareholders of Lee Young                 Form SB-2 (File No. 33-85446-A).
                  Enterprises, Inc.

10.2              Asset Purchase  Agreement  dated as of         Incorporated   by  reference  to  Exhibit  10.2
                  September 21,1994,   between   the             contained  in  the  registration  statement  on
                  Company   and   Prime Properties, Inc.         Form SB-2 (File No. 33-85446-A).

10.3              Agreement  of Sale  dated  as of  September    Incorporated   by  reference  to  Exhibit  10.3
                  21, 1994,between  the Company and Prime        contained  in  the  registration  statement  on
                  Properties, Inc.                               Form SB-2 (File No. 33-85446-A).

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

10.8              Offer to Purchase dated October 4, 1994,       Incorporated   by  reference  to  Exhibit  10.8
                  among Trans World Gaming of Louisiana,         contained  in  the  registration  statement  on
                  Inc., Monarch, Lula  Miller,  Inc.,            Form SB-2 (File No. 33-85446-A).
                  Charles  A.  Jones III and Kelly McCoy
                  Jones.

10.9              Memorandum of Agreement  dated March 18,       Incorporated   by  reference  to  Exhibit  10.9
                  1994, between  the   Company  and  Yves        contained  in  the  registration  statement  on
                  Gouhier  and Camille  Costard  to  acquire     Form SB-2 (File No. 33-85446-A).
                  shares  of Casino Cherbourg  S.A., as
                  amended (English translation, except
                  amendment is in French.)

10.10             Shareholder Agreement dated April 7, 1994,     Incorporated  by  reference  to  Exhibit  10.10
                  between the Company and Michael A. Edwards,    contained  in  the  registration  statement  on
                  as the shareholders of Monarch                 Form SB-2 (File No. 33-85446-A).

10.11             Employment   Agreement   dated   March  6,     Incorporated  by  reference  to  Exhibit  10.11
                  1996 between the Company and Stanley           contained  in the Form  10-KSB  for the  fiscal
                  Kohlenberg                                     year  ended   December   31,   1995  (File  No.
                                                                 0-25244).

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

10.17             Operating Agreement dated as of                Incorporated  by  reference  to  Exhibit  10.17
                  December 22, 1994 Gold Coin.                   contained  between the  Company and  Chrysolith
                                                                 relating to the in the Form 10-KSB for the fiscal
                                                                 year ended December 31, 1994 (File No. 0-25244).

10.18             Note in principal amount $75,000 payable       Incorporated  by  reference  to  Exhibit  10.18
                  by Monarch (and assumed by the Company).       contained  in the Form  10-KSB  for the  fiscal
                                                                 year  ended   December   31,   1994  (File  No.
                                                                 0-25244).

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

10.20             Agreement and General Release dated as         Incorporated  by  reference  to  Exhibit  10.20
                  of March 6, 1996 between the Company and       contained  in the Form  10-KSB  for the  fiscal
                  R. K. Merkey.                                  year  ended   December   31,   1995  (File  No.
                                                                 0-25244).

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

10.22             Letter Agreement dated January 30, 1996        Incorporated  by  reference  to  Exhibit  10.22
                  between the Company and Chrysolith             contained  in the Form  10-KSB  for the  fiscal
                  regarding forbearance payments                 year  ended   December   31,   1995  (File  No.
                                                                 0-25244).

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




------------------------------------------------------------------------------------------------------------------
10.25               Employment Agreement date February 1, 1997        Incorporated by reference to Exhibit 10.25
                    between the Company and Christopher Moore         contains in Form 10-KSB for the fiscal
                                                                      year ended December 31, 1996 (File No.
                                                                      0-25244).

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

10.28               Stock Purchase Agreement dated as of January      Incorporated by reference to Exhibit 10.28
                    1, 1997 among the Company, Andrew Tottenham       contained in the Form 10-KSB for the
                    and Robin Tottenham                               fiscal year ended December 31, 1996 (File
                                                                      No. 0-25244).

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

10.30               Stock Purchase Agreement dated as of January      Incorporated by reference to Exhibit 10.30
                    20, 1998 between the Company and 21st             contained in Form 10-KSB for the fiscal
                    Century Resorts                                   year ended December 31, 1997 filed on
                                                                      March 31, 1998. (File No. 0-25244)

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

10.32               Escrow Agreement dated March 17, 1998 among       Incorporated by reference to Exhibit 10.32
                    the Company, TWG Finance Corp., TWG               contained in Form 10-KSB for the fiscal
                    International U.S. Corporation as Issuer and      year ended December 31, 1997 filed on
                    U.S. Trust Company of Texas, N.A., as Trustee     March 30, 1998. (File No. 0-25244)

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

10.35               License Agreement dated as of April 15, 1997      Incorporated by reference to Exhibit 10.35
                    between the Company and James R. Hardman, Jr.     contained in the Form 10-Q for the quarter
                                                                      ended March 31, 1997, filed on May 9, 1997
                                                                      (File No. 0-25244)
------------------------------------------------------------------------------------------------------------------



-----------------------------------------------------------------------------------------------------------------------
10.36               Loan Agreement dated June 11, 1997 between     Incorporated by reference to Exhibit
                    the Company and Value Partners                 10.36 contained in the Form 8-K filed on
                                                                   June 17, 1997 (File No. 0-25244)

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

10.42               Employment Agreement between the Company       Incorporated by reference to Exhibit
                    and Rami S. Ramadan dated July 12, 1999        10.42 contained in the Form 8-K filed on
                                                                   July 13, 1999 (File No. 0-25244)

10.43               Severance Agreement between the Company        Incorporated by reference to Exhibit
                    and Stanley Kohlenberg dated May 23, 1999      10.43 contained in the Form 8-K filed on
                                                                   July 13, 1999 (File No. 0-25244)

10.44               Severance Agreement among the Company,         Incorporated by reference to Exhibit
                    Trans World Gaming of Louisiana, TWG           10.44 contained in the Form 8-K filed on
                    International U.S. Corporation and TWG         July 13, 1999 (File No. 0-25244)
                    Finance Corp. and Dominick J. Valenzano
                    dated July 12, 1999

10.45               Form of Lease Agreement between London         Incorporated by reference to Exhibit
                    Investments s.r.o. and the Company             10.45 contained in the Form 8-K filed on
                                                                   July 13, 1999 (File No. 0-25244)

10.46               1998 Incentive Stock Option Plan               Filed herewith. (File No. 0-25244)
                                                                   Filed herewith. (File No. 0-25244)

10.47               1999 Non-Employee Director Stock Option        Filed herewith. (File No. 0-25244)
                    Plan


10.48               Form 12% Secured Senior Note due March 2005    Filed herewith. (File No. 0-25244)

10.49               Form of Warrant to Purchase Common Stock       Incorporated by reference to Exhibit
                    dated October 15, 1999                         16.1 contained in the Form 10-QSB for
                                                                   the fiscal year ended December 31, 1995,
                                                                   filed on November 12, 1997 (File No.
                                                                   0-25244)
16.1                Letter from Bederson & Co. (the Company's
                    former independent public accountants)
                    relating to a change of accountants

16.2                Letter from Pannell, Kerr, Forster PC (the     Incorporated by reference to Exhibit
                    Company's former independent public            16.2 contained in the Form 8-K filed
                    on accountants) relating to a change           of February 25, 1999 (File No. 0-25244)
                    accountants                                    Filed herewith (File No. 0-25244)
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
21.0                Subsidiaries                                   Filed herewith (File No. 0-25244)

27.1                Financial Data Schedule                        Filed herewith



                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                                       AND
                          INDEPENDENT AUDITORS' REPORT

                           DECEMBER 31, 1999 AND 1998

                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES






                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                Page
                                                                                ----

     Independent Auditors' Report                                                   1

     Consolidated Balance Sheet                                                     2

     Consolidated Statements of Operations and Comprehensive Loss                   3

     Consolidated Statements of Stockholders' Deficit                               4

     Consolidated Statements of Cash Flows                                        5-6

     Notes to Consolidated Financial Statements                                  7-23

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Trans World Gaming Corp.

We have audited the accompanying consolidated balance sheet of Trans World Gaming Corp. and Subsidiaries as of December 31, 1999, and the related consolidated statements of operations and comprehensive loss, stockholders' deficit and cash flows for the years ended December 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of a wholly-owned subsidiary, which statements reflect total assets of approximately $1,636,000 as of December 31, 1999, and total revenues of approximately $3,877,000 and $3,481,000 for the years ended December 31, 1999 and 1998, respectively. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the wholly-owned subsidiary, is based solely on the report of the other auditors.

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

In our opinion, based on our report and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trans World Gaming Corp. and Subsidiaries as of December 31, 1999, and the consolidated results of their operations and their cash flows for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered significant losses from operations and has a working capital deficit and a stockholders' deficit at December 31, 1999. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Roseland, New Jersey
February 17, 2000, except for Note
15, for which the date is March 28, 2000

                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                December 31, 1999
                    (in thousands, except for per share data)



                                     ASSETS

CURRENT ASSETS

Cash                                                                             $             934
Accounts receivable                                                                             38
Prepaid expenses and other current assets                                                      770
                                                                                 ------------------

TOTAL CURRENT ASSETS                                                                         1,742
                                                                                 ------------------

PROPERTY AND EQUIPMENT, net                                                                  5,112
                                                                                 ------------------

OTHER ASSETS

Goodwill and other intangible assets, less accumulated

 amortization of $3,999                                                                     10,429
Deposits and other assets                                                                      710
                                                                                 ------------------
                                                                                            11,139
                                                                                 ------------------

                                                                                 $          17,993
                                                                                 ==================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Short-term debt                                                                  $             146
Accounts payable                                                                             1,804
Accrued expenses and other current liabilities                                               3,768
                                                                                 ------------------

TOTAL CURRENT LIABILITIES                                                                    5,718
                                                                                 ------------------

LONG-TERM LIABILITIES

Long-term debt                                                                              20,549
Other long-term liabilities                                                                  5,970
                                                                                 ------------------
                                                                                            26,519
                                                                                 ------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value, 2,000 shares authorized,
    none issued
Common stock $.001 par value, 50,000 shares authorized,
    5,365 shares issued and outstanding                                                          5
Additional paid-in capital                                                                  10,104
Stock warrants outstanding                                                                   4,912
Accumulated other comprehensive income                                                       1,035
Accumulated deficit                                                                       (30,300)
                                                                                 ------------------

TOTAL STOCKHOLDERS' DEFICIT                                                               (14,244)
                                                                                 ------------------

                                                                                 $          17,993
                                                                                 ==================

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                     Years Ended December 31, 1999 and 1998
                    (in thousands, except for per share data)


                                                                                1999                  1998
                                                                                ------------------    ------------------

REVENUES                                                                        $          12,294     $           9,016
                                                                                ------------------    ------------------


COSTS AND EXPENSES

Cost of revenues                                                                            8,149                 7,458
Depreciation and amortization                                                                                     2,485
                                                                                            2,839                 2,486
                                                                                            4,349                 4,000
Write-offs                                                                                                          559
                                                                                ------------------    ------------------
                                                                                           15,337                16,988
                                                                                ------------------    ------------------

LOSS FROM OPERATIONS                                                                      (3,043)               (7,972)
                                                                                ------------------    ------------------
OTHER INCOME (EXPENSE)
Interest income                                                                               40                    85
Interest expense                                                                          (3,025)               (2,465)
Foreign exchange gain (loss)                                                                (217)                  148
Other                                                                                         58                  (296)
                                                                                ------------------    ------------------
                                                                                          (3,144)               (2,528)
                                                                                ------------------    ------------------

LOSS BEFORE INCOME TAXES                                                                  (6,187)              (10,500)

INCOME TAXES, foreign                                                                                             (191)
                                                                                ------------------    ------------------

LOSS FROM CONTINUING OPERATIONS                                                           (6,187)              (10,691)

DISCONTINUED OPERATIONS, loss from operations of discontinued
truckstop segment                                                                           (222)                  (38)
                                                                                ------------------    ------------------

NET LOSS                                                                                                       (10,729)
                                                                                $         (6,409)     $
                                                                                ==================    ==================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, basic and diluted
                                                                                            3,598                 3,044
                                                                                ==================    ==================

LOSS PER COMMON SHARE, basic and diluted

From continuing operations                                                      $          (1.72)     $          (3.51)
From discontinued operations
                                                                                           (0.06)                (0.01)
                                                                                ==================      ================
Net loss                                                                        $          (1.78)                (3.52)
                                                                                ==================      ================

COMPREHENSIVE LOSS

NET LOSS                                                                        $         (6,409)     $        (10,729)

OTHER COMPREHENSIVE INCOME, foreign currency
  translation adjustment                                                                                            112
                                                                                              923
                                                                                ------------------    ------------------

COMPREHENSIVE LOSS                                                              $         (5,486)     $        (10,617)
                                                                                ==================    ==================






          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                     Years Ended December 31, 1999 and 1998
                    (in thousands, except for per share data)


                                                                                                    Additional
                                                                       Common Stock                  Paid-in
                                                             ---------------------------------
                                                                 Shares            Amount            Capital
                                                             ----------------  ---------------  -------------------

BALANCES, January 1, 1998                                              3,044              $ 3              $ 8,896

ISSUANCE OF STOCK WARRANTS

ISSUANCE OF COMMON STOCK
  IN SETTLEMENT OF NOTES PAYABLE AND
  ACCRUED INTEREST                                                       320                                   240

FOREIGN CURRENCY TRANSLATION ADJUSTMENT

NET LOSS
                                                             ----------------  ---------------  -------------------


BALANCES, December 31, 1998                                            3,364                3                9,136


ISSUANCE OF WARRANTS


EXERCISE OF WARRANTS                                                   2,001                2                  968


FOREIGN CURRENCY TRANSLATION ADJUSTMENT


NET LOSS
                                                             ----------------  ---------------  -------------------


BALANCES, December 31, 1999                                            5,365              $ 5             $ 10,104
                                                               ==============     ============  ===================


                                                                               Accumulated
                                                      Stock                       Other
                                                     Warrants                 Comprehensive        Accumulated

                                                        Outstanding               Income             Deficit
                                                     ------------------      -----------------    ------------------

BALANCES, January 1, 1998                                        $ 537                    $ -             $ (13,162)

ISSUANCE OF STOCK WARRANTS                                       4,700

ISSUANCE OF COMMON STOCK
  IN SETTLEMENT OF NOTES PAYABLE AND
  ACCRUED INTEREST

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                                   112

NET LOSS                                                                                                    (10,729)
                                                     ------------------      -----------------    ------------------


BALANCES, December 31, 1998                                      5,237                    112               (23,891)


ISSUANCE OF WARRANTS                                               625


EXERCISE OF WARRANTS                                              (950)


FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                                   923


NET LOSS                                                                                                     (6,409)
                                                     ------------------      -----------------       ---------------


BALANCES, December 31, 1999                                    $ 4,912                $ 1,035             $ (30,300)
                                                     ==================      =================       ===============




                                                  Total
                                              Stockholders'

                                                 Deficit
                                            -------------------

BALANCES, January 1, 1998                             $ (3,726)

ISSUANCE OF STOCK WARRANTS                               4,700

ISSUANCE OF COMMON STOCK
  IN SETTLEMENT OF NOTES PAYABLE AND
  ACCRUED INTEREST                                         240

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                    112

NET LOSS                                               (10,729)
                                            -------------------


BALANCES, December 31, 1998                             (9,403)


ISSUANCE OF WARRANTS                                       625


EXERCISE OF WARRANTS                                        20


FOREIGN CURRENCY TRANSLATION ADJUSTMENT                    923


NET LOSS                                                (6,409)
                                                ---------------


BALANCES, December 31, 1999                          $ (14,244)
                                                ===============
















           SEE ACCOMPANYING NOTES TO CONSOLIDATED FIANCIAL STATEMENTS.

                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 1999 and 1998
                    (in thousands, except for per share data)



                                                                                      1999                  1998
                                                                                      ------------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                                              $         (6,409)     $         (10,729)
Add: loss from discontinued operations                                                            (222)                   (38)
                                                                                      ------------------    -------------------
Loss from continuing operations                                                                 (6,187)               (10,691)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operations:
Provision for allowance for doubtful accounts                                                                              252
Depreciation and amortization                                                                     2,839                  2,485
Noncash interest                                                                                    542                    610
Provision for impairment                                                                                                 4,000
Write-offs                                                                                                                 559
Other                                                                                                                        8
       Increase (decrease) in cash attributable to changes in operating assets and liabilities:

Accounts and other receivables                                                                      186                   (25)
Prepaid expenses and other current assets                                                         (331)                  (540)
Other assets                                                                                       (85)                  (612)
Accounts payable, accrued expenses and other liabilities                                          2,369                  2,590

                                                                                      ------------------    ---------------------
                                                                                                  (667)                (1,364)
Net cash provided by (used in) discontinued operations                                            (197)                     28
                                                                                      ------------------    ---------------------

NET CASH USED IN OPERATING ACTIVITIES                                                             (864)                (1,336)
                                                                                      ------------------    ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of Resorts and CDZ, net of cash acquired                                                                 (12,754)
Purchases of property and equipment                                                             (2,422)                (1,476)
Payment for deposit                                                                                (34)
Proceeds from the sale of property of discontinued operations                                       379
                                                                                      ------------------    -------------------

NET CASH USED IN INVESTING ACTIVITIES                                                           (2,077)               (14,230)
                                                                                      ------------------    -------------------

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from short-term debt                                                                       450                  1,250
Payments of short-term debt                                                                     (1,360)                  (194)
Proceeds from long-term debt                                                                      3,000                 17,525
Payments of long-term debt                                                                                             (1,312)
Proceeds from exercise of warrants                                                                   20
                                                                                      ------------------    -------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                         2,110                 17,269
                                                                                      ------------------    -------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                           (190)                     54
                                                                                      ------------------    -------------------

NET INCREASE (DECREASE) IN CASH                                                                 (1,021)                  1,757

CASH
Beginning of year                                                                                 1,955                    198
                                                                                      ------------------    -------------------

End of year                                                                           $             934     $            1,955
                                                                                      ==================    ===================

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (CONTINUED) Years Ended December 31,
                                  1999 and 1998
                    (in thousands, except for per share data)



                                                                                    1999                  1998
                                                                                    ------------------    ------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION,
cash paid during the year for:
Interest                                                                            $           2,515     $           1,706
                                                                                    ==================    ==================

Income taxes, foreign                                                               $             162                   346
                                                                                    ==================    ==================

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
  FINANCING ACTIVITIES

Common stock issued in settlement of notes payable
 and accrued interest                                                               $               -     $             240
                                                                                    ==================    ==================

Issuance of stock warrants with debt                                                $             625     $           4,700
                                                                                    ==================    ==================

Note payable forgiven in connection with sale of subsidiary                         $             206     $               -
                                                                                    ==================    ==================



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


NOTE 1 -      NATURE OF BUSINESS AND GOING CONCERN CONSIDERATION

              OVERVIEW

              Trans World Gaming Corp. and Subsidiaries (the "Company"), a Nevada corporation, is primarily engaged in the gaming business in the United States, the Czech Republic and Spain. Its United States gaming operations ceased as of June 30, 1999 (sEE NOTE 14).

              GAMING OPERATIONS - UNITED STATES

              Until March 1998, the Company's only gaming operations were two video poker parlors ("Gold Coin" and "Toledo Palace") situated at truck stops in Louisiana. The Company's video poker operations in Louisiana were managed by Chrysolith, LLC ("Chrysolith"), a Louisiana-licensed video gaming operator in which the Company owns 49% of its Class B membership units.

              As a result of parish (county) votes to eliminate video poker in the parishes in Louisiana where the Company's video poker operations are located, the Company ceased its video poker operations on June 30, 1999. The Company, together with other companies operating video poker parlors in the affected parishes, continue to challenge the votes through the courts. The viability of such challenge is uncertain.

              GAMING OPERATIONS - CZECH REPUBLIC

              In March 1998, the Company acquired a company operating two casinos in the western Czech Republic, close to the border of the German State of Bavaria (SEE NOTE 3). The larger casino, located in Ceska Kubice, currently has fifteen table games and seventy slot machines. The smaller casino, located in Rozvadov, currently has seven table games and thirty-eight slot machines.

              As part of the March 1998 transaction, the Company also acquired land in the southern Czech Republic, close to the border of Austria. In December 1999, construction of the Company's third Czech casino was completed on the land and operations commenced. The newly-opened casino, located in Hate (near Snojmo), currently has eleven table games and forty-two slot machines.

              GAMING OPERATIONS - SPAIN

              In April 1998, the Company acquired a company that owns the license to operate the only casino in the Spanish province of Aragon (SEE NOTE 3). The casino, with nine table games and twenty-four slot machines, is currently situated fifteen miles outside of Zaragoza. The Company had reached an understanding with an agency of the provincial government, the Diputacion General de Aragon ("DGA"), to allow the casino to move to the center of Zaragoza, subject to the issuance of a decree. However, instead of a decree, in February 2000, the DGA introduced a law that would allow the casino to relocate. The law is expected to be presented to local Spanish parliament in June 2000. Management has indicated that, based on its discussions with Spanish authorities, the law has little opposition and is expected to pass.

              OTHER -

              In March 1997, the Company, through a wholly-owned subsidiary, signed a twenty-year consulting agreement with the owner and operator of Boxer Casino located in Gyandja, Azerbaijan Republic (a former member of the Soviet Union). In January 1998, the Company, through a wholly-owned subsidiary, entered into a twenty-year management agreement with Jockey Club Casinos LLC for the management and operation of a casino in Bishkek, Kyrgyz Republic (a former member of the Soviet Union). Both of these arrangements were abruptly halted by local governments' decisions to cease casino operations and written off by the Company during the year ended December 31, 1998 (SEE NOTE 9).

                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)



NOTE 1 -      NATURE OF BUSINESS AND GOING CONCERN CONSIDERATION (CONTINUED)

              GOING CONCERN CONSIDERATION

              The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered significant losses from operations and has a working capital deficit of $3,976 and a stockholders' deficit of $14,244 as of December 31, 1999. Furthermore, the Company is highly leveraged with debt (SEE NOTE 5). These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has taken steps to improve its situation including the December 1999 opening of its third Czech casino and certain cost cutting measures. Further, management's plans include an expansion strategy to counter the affects of seasonality on the Company's cash flows. The goals of the expansion strategy are to diversify the Company's portfolio of operations in terms of geographical location and to add hotels to the mix of operations. In implementing its expansion strategy, the Company is seeking management or joint venture agreements and leased space arrangements that will avoid further indebtedness.

NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

              CASH - Cash consists of cash in banks and on hand. The Company maintains its bank accounts at several financial institutions which, at times, may exceed Federal Deposit Insurance Corporation ("FDIC") insured limits. In addition, the Company's foreign cash, aggregating $818 at December 31, 1999, is not insured by the FDIC. The Company has not incurred any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

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

              The carrying value of goodwill is periodically reviewed by the Company based upon the expected future undiscounted operating cash flows of the related business (SEE NOTE 9).

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

              LOSS PER COMMON SHARE - Loss per common share is based on the weighted average number of common shares outstanding.

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

              Since the effect of outstanding warrants and options is antidilutive, they have been excluded from the Company's computation of loss per common share.

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

              PROMOTIONAL ALLOWANCES - Promotional allowances primarily consist of food and beverages furnished gratuitously to customers. For the years ended December 31, 1999 and 1998, revenues do not include the retail amount of food and beverage of $128 and $194, respectively, provided gratuitously to customers. The cost of these items of $55 and $82, respectively, is included in cost of revenues.

              FAIR VALUE OF FINANCIAL INSTRUMENTS - The fair values of the Company's assets and liabilities which qualify as financial instruments under SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," approximate their carrying amounts presented in the consolidated balance sheet at December 31, 1999.

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

              RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform to the 1999 presentation.

              INVESTMENT CARRIED AT EQUITY - The Company's investment in Chrysolith is being accounted for under the equity method of accounting. Accordingly, the investment is recorded at cost and adjusted for the Company's proportionate share of undistributed earnings or losses (SEE NOTE 13).

              DEBT ISSUANCE COSTS - Cost incurred in connection with certain of the Company's debt financing were deferred and amortized on a straight-line basis over the term of the related debt. Amortization of debt issuance costs were $145 and $279 for the years ended December 31, 1999 and 1998, respectively.

NOTE 3 -      BUSINESS COMBINATIONS

              On March 31, 1998, the Company acquired substantially all of the voting and non-voting interests of 21st Century Resorts a.s. ("Resorts"), a Czech Republic joint stock company, Resorts' subsidiaries and certain assets of companies affiliated with Resorts in a business combination accounted for as a purchase. Resorts, through its subsidiaries, operates three casinos in the Czech Republic including its newly-opened casino near Snojmo. The results of operations of Resorts have been included in the accompanying consolidated financial statements since the date of acquisition. The total cost of the acquisition of $12,356 (including acquisition costs of $1,584) was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the total cost over the fair value of the net assets acquired (goodwill), $10,537 is being amortized on the straight-line basis over seven years.

              On April 17, 1998, the Company acquired 90% of the shares of Casino de Zaragoza, S.A. ("CDZ") in a business combination accounted for as a purchase. The results of operations of CDZ have been included in the accompanying consolidated financial statements since the date of acquisition. The total cost of the acquisition of $1,458 (including acquisition costs of $678) was allocated to the assets acquired and liabilities assumed based on their estimated fair values. Goodwill of $7,367 is being amortized on the straight-line basis over seven years.

                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


NOTE 3 -      BUSINESS COMBINATIONS (CONTINUED)

              During the fourth quarter of 1998, the Company adjusted the carrying amount of goodwill as it relates to the Resorts and CDZ acquisitions by $2,500 and $1,500, respectively (SEE
              NOTE 9).

              The following summarized unaudited 1998 consolidated pro forma information assumes the 1998 acquisitions had occurred on January 1, 1998.



Revenues                                                                    $ 11,370
                                                                  ===================

Loss from continuing operations                                            $ (11,705)
                                                                  ===================

Loss per common share from continuing operations,

 basic and diluted                                                           $ (3.85)
                                                                  ===================



              The summarized unaudited 1998 consolidated pro forma results are not necessarily indicative of results which actually would have occurred if the acquisitions had actually occurred on January 1, 1998. Further, the summarized unaudited 1998 consolidated pro forma results are not intended to be a projection of future results and do not reflect any integration costs or cost savings resulting from synergistic opportunities.

NOTE 4 -      PROPERTY AND EQUIPMENT

              At December 31, 1999, property and equipment consists of the following:



Land                                                                            $ 1,121
Building and improvements                                                         1,519
Gaming equipment                                                                  1,650
Furniture, fixtures and other equipment                                           1,732
Construction in progress                                                            217
                                                                     -------------------
                                                                                  6,239
Less accumulated depreciation and amortization                                    1,127
                                                                     -------------------

                                                                                $ 5,112
                                                                     ===================

                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


NOTE 5 -      LONG-TERM DEBT

              At December 31, 1999, long-term debt consists of the following:


12% Senior Secured Promissory Notes (a) (d)                                                   $ 17,000

12% Secured Convertible Senior Bonds (b)                                                         4,800

12% Senior Secured Note due March 17, 2005 ( c) (d)                                              3,000
                                                                                    -------------------
                                                                                                24,800
Less unamortized debt discount                                                                  (4,251)
                                                                                    -------------------

                                                                                              $ 20,549
                                                                                    ===================


              (a) In March 1998, the Company borrowed $17,000 ($9,000 from Value
                  Partners, Ltd. - "Value Partners") in a private placement ("March 1998 Private Placement"). The loan is represented by 12% Senior Secured Notes ("March 1998 Senior Notes") issued pursuant to indentures by and among the Company and an independent indenture trustee. The March 1998 Senior Notes, which are due March 2005, require mandatory prepayments based upon excess cash flows generated from Resorts. The March 1998 Senior Notes are collateralized by substantially all of Resort's gaming equipment and a majority interest in the capital stock of all of the Company's subsidiaries (except
                  CDZ). In addition to the March 1998 Senior Notes, each investor received a proportionate share of warrants to purchase 7,087 shares of the Company's common stock (SEE NOTE
                  11).

                  The indentures were amended in October 1998 in connection with the restructuring of the Company's ownership of Resorts as a result of a 1998 change in Czech gaming law which restricted foreign ownership of Czech casinos. The amended indentures did not alter the underlying basis of the March 1998 Senior Notes.

                  Of the $17,000 principal amount of notes and warrants issued in the March 1998 Private Placement, the Company has allocated approximately $4,700 as the estimated value of the warrants issued with the notes. This amount is being amortized as additional interest expense with a corresponding increase to notes payable over the lives of the respective notes using the effective interest method until such notes are repaid. At December 31, 1999 approximately $1,054 has been amortized and the remaining balance of approximately $3,646 at December 31, 1999 is reflected as a reduction of notes payable.

              (b) As a condition to the March 1998 Private Placement, the
                  Company was required to renegotiate the terms and conditions of the 12% Secured Convertible Senior Bonds ("Senior Bonds") originally due June 30, 1999. In March 1998, the Company and the holders of the Senior Bonds agreed to amend such indebtedness as follows: (i) the principal and interest obligations was to be paid only from excess cash flow generated from the terminated Louisiana operations and Bishkek operations; (ii) the maturity date was extended to December 31, 2005; (iii) the ability to convert the Senior Bonds into the Company's common stock was terminated; (iv) the holders of the Senior Bonds received Series A warrants and Series B warrants (SEE NOTE 11). Value Partners hold $3,000 of the Senior Bonds. The Senior Bonds were collateralized by all of the Company's Louisiana assets.

                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


NOTE 5 -      LONG-TERM DEBT (CONTINUED)

              (c) In October 1999, the Company borrowed $3,000 ($2,700 from
                  Value Partners) in a private placement ("October 1999 Private Placement"). The loan is represented by 12% Senior Secured Notes ("October 1999 Senior Notes") issued pursuant to indentures by and among the Company and an independent indenture trustee. The October 1999 Senior Notes, which are due March 2005, require mandatory prepayments based upon excess cash flows generated from Resorts. The October 1999 Senior notes are collateralized by primarily all of Resort's gaming equipment and a majority interest in the capital stock of all of the Company's subsidiaries (except CDZ). In addition to the October 1999 Senior Notes, each investor received a proportionate share of warrants to purchase 1,251 shares of the Company's common stock (SEE NOTE 11).

                  Of the $3,000 principal amount of notes and warrants issued in the October 1999 Private Placement, the Company has allocated approximately $625 as the estimated value of the warrants issued with the notes. This amount is being amortized as additional interest expense with a corresponding increase to notes payable over the lives of the respective notes using the effective interest method until such notes are repaid. At December 31, 1999, approximately $20 has been amortized and the remaining balance of approximately $605 at December 31, 1999 is reflected as a reduction to notes payable.

              (d) The Company was not in compliance with certain covenants in certain of its long-term debt obligations. In March 2000, the Company received waivers on the defaults from the holder of the majority in interest of those debt instruments (Value Partners) (SEE NOTE 15).

NOTE 6 -      ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

              At December 31, 1999, accrued expenses and other current liabilities consists of the following:


Taxes payable to Spanish Taxing
  Authorities (SEE NOTE 7)                                                           $ 1,315
Accrued interest                                                                       1,399
Other                                                                                  1,054
                                                                           ------------------

                                                                                     $ 3,768
                                                                           =====================



NOTE 7 -      COMMITMENTS AND CONTINGENCIES

              LEASE OBLIGATIONS - The Company is obligated under operating leases relative to its various facilities expiring through 2010.

              Future aggregate minimum annual rental payments under all of these leases for the next five years are as follows:


                      2000                                              464
                      2001                                              442
                      2002                                              444
                      2003                                              418
                      2004                                              410



              Rent expense under these leases amounted to approximately $120 for each of the years ended December 31, 1999 and 1998.

                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


NOTE 7 -      COMMITMENTS AND CONTINGENCIES (CONTINUED)

              EMPLOYMENT AGREEMENTS - The Company has entered into employment agreements with certain of its executives which provide for annual compensation plus, in most cases, participation in future benefit programs and stock options plans. Future annual compensation under these employment agreements is as follows:



                      2000                                            $ 733
                      2001                                              590
                      2002                                              157
                                                         -------------------

                                                                    $ 1,480
                                                         ===================



              CONSULTING AGREEMENTS - The Company is obligated to pay a certain percentage of future revenues of its newly-opened Czech casino pursuant to a thirty year consulting contract.

              CONTINGENCIES - The Company is involved in certain legal actions that arose in the normal course of business. In the opinion of the Company's management, the resolution of these matters will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

              FOREIGN ACTIVITIES - During the years ended December 31, 1999 and 1998, a substantial amount of the Company's operations are outside of the United States (SEE NOTE 13). Operating internationally involves additional risks relating to such things as currency exchange rates, different legal and regulatory environments, political and economic risks relating to the stability or predictability of foreign governments, differences in the manner in which different cultures do business, difficulties in staffing and managing foreign operations, differences in financial reporting, operating difficulties, different types of criminal threats and other factors. The occurrence of any of these risks, if severe enough, could have a material adverse effect on the consolidated financial condition, results of operations and cash flows of the Company.

              COLLECTIVE AGREEMENT - The Company has yet to sign the collective agreement with its Spanish workforce for the years 1994 through 1999. In the opinion of the Company's management, the resolution of this matter will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

              TEMPORARY RECEIVERSHIP - On January 25, 1997 (prior to the Company's acquisition of 90% of CDZ), the directors of CDZ filed an application in Court of First Instance number 11 of Zaragoza to declare CDZ in temporary receivership. Temporary receivership was granted on June 23, 1997.

              On April 17, 1998 (the date of the Company's acquisition of 90% of
              CDZ), CDZ signed a composition with creditors, most notably the DGA, the Spanish Social Security Authorities and the City Council of Alfajarin ("Spanish Taxing Authorities"-SEE NOTES 6 AND 9), which set the terms of payment to the Spanish Taxing Authorities and other creditors for debts existing as of January 25, 1997. The composition with the Spanish Taxing Authorities and other creditors resulted in a debt reduction of approximately $1,743. This reduction was accounted for as a reduction of goodwill.

              During the years ended December 31, 1999 and 1998, DGA granted the Company a deferral of approximately $1,784 in taxes on gaming winnings accruing during 1997-1999. Furthermore, in April 1999, the Company reached an agreement with the Spanish Social Security Authorities to defer approximately $1,211 related to all debts generated in 1997 and the first quarter of 1998.

                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


NOTE 7 -      COMMITMENTS AND CONTINGENCIES (CONTINUED)

              At December 31, 1999, taxes payable to Spanish Taxing Authorities consists of the following:



Gaming tax                                                                               $ 4,369
Property tax                                                                                 683
Social security                                                                            1,470
Other                                                                                        553
                                                                              -------------------

                                                                                           7,075
Less current portion                                                                       1,315
                                                                              -------------------

Long-term portion                                                                        $ 5,760
                                                                              ===================


              Included in deposits and other assets on the accompanying December 31, 1999 consolidated balance sheet is $61 of restricted cash guaranteeing the social security tax obligation.

              Future aggregate payments to the Spanish Taxing Authorities are due as follows (excluding interest):



       YEAR ENDING DECEMBER 31,

                 2000                                                                  $ 1,315
                 2001                                                                    1,258
                 2002                                                                      468
                 2003                                                                      468
                 2004                                                                    1,249
               Thereafter (through 2009)                                                 2,317
                                                                             ------------------

                                                                                       $ 7,075
                                                                             ==================



              If the Company does not make its payments according to the schedule and is unable to obtain further deferral from the Spanish Taxing Authorities, the debt would become immediately payable and revert to pre receivership levels. Management has indicated that, based on its discussions with Spanish Taxing Authorities, further deferral of payments until April 2001 is anticipated.

              TAXING JURISDICTION - The Czech Republic currently has a number of laws related to various taxes imposed by governmental authorities. Applicable taxes include value added tax ("VAT"), corporate tax, and payroll (social) taxes, together with others. In addition, laws related to these taxes have not been in force for significant periods, in contrast to more developed market economies; therefore, regulations are often unclear or nonexistent. Accordingly, few precedents with regard to issues have been established. Often, differing opinions regarding legal interpretations exist both among and within government ministries and organizations, thus, creating uncertainties and areas of conflict. Tax declarations, together with other legal compliance areas (as examples, customs and currency control matters) are subject to review and investigation by a number of authorities, who are enabled by law to impose extremely severe fines, penalties and interest charges. These facts create tax risks in the Czech Republic substantially more significant than typically found in countries with more developed tax systems. Management believes that it has adequately provided for tax liabilities.

                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

NOTE 8 -      STOCKHOLDERS' DEFICIT

              In December 1998, the Company issued 320 shares of its common stock in settlement of unsecured notes payable, and accrued interest to its president and chief executive officer and his spouse aggregating $240.

              In March 1998 and October 1999, in connection with the issuance of certain debt instruments (SEE NOTE 5), the Company has allocated $4,700 and $625, respectively, as the estimated value of the warrants issued with the debt instruments. Upon surrender of a warrant , the holder is entitled to purchase one share of the Company's common stock for $.01. The warrants expire on various dates through March 31, 2008.

              During 1999, certain Series C and Series E warrant holders exercised warrants to purchase 2,001 shares of the Company's common stock.

NOTE 9 -      OTHER MATTERS

              PREPAID EXPENSES AND OTHER CURRENT ASSETS - Included in prepaid expenses and other current assets at December 31, 1999 is a VAT receivable from the Czech taxing authorities of $452 and other items aggregating $318.

              LICENSE BOND - Included in deposits and other assets at December 31, 1999 is approximately $612 in restricted deposits relating to Czech license bond requirements.

              SHORT-TERM DEBT - At December 31, 1999, short-term debt consisted of a working capital loan payable in installments through April 2000. The debt, which is collateralized by the Company's casino in Rozvadov and guaranteed by Resorts, bears interest at approximately 10% and is subject to certain covenants.

              OTHER LONG-TERM LIABILITIES - Included in other long-term liabilities at December 31, 1999 are taxes payable to Spanish Taxing Authorities of $5,760 (see Note 7) and other items aggregating $210.

              SETTLEMENTS - In connection with various legal proceedings related to the Company's sublease agreement with Prime Properties, Inc. (the lessor of the Gold Coin facility) which includes the right to operate its gaming license, the Company negotiated settlements by and amongst the involved parties. Under the terms of the settlement, the Company made a settlement payment of $450.

              In connection with an action brought by a former affiliate, alleging the Company's breach of a management contract, the Company executed a Mutual Release and Settlement Agreement whereby the Company paid the former affiliate $100 in exchange for release of all claims against it.

              Settlement charges in connection with the preceding legal proceedings have been reflected in selling, general and administrative expenses in the accompanying 1998 consolidated statement of operations.

              PROVISION FOR IMPAIRMENT - In light of certain 1998 developments, in accordance with its policy on impairment of long-lived assets, the Company adjusted the carrying amounts of its goodwill as it relates to the Resorts and CDZ acquisitions by $2,500 and $1,500, respectively, during the fourth quarter of 1998. However, the Company's management believes that, as a result of (i) improved revenues in all of its Czech and Spanish casinos, (ii) the December 1999 opening of its third Czech casino and (iii) positive developments regarding the relocation of the Spanish casino, further adjustment is not warranted in 1999.

                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


NOTE 9 -      OTHER MATTERS (CONTINUED)

              In 1998, the Company further wrote-down the value of its DeRidder, Louisiana land by $192. During the year ended December 31, 1999, the Company sold this land and related property for $295.

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

              RECAPITALIZATION - Pursuant to Spanish law, in order to maintain solvency, a Spanish entity must maintain a defined minimum capitalization. In October 1999, the Company adjusted CDZ's capital to zero and simultaneously increased it to 250,000 pesetas (approximately $1,576). As a result of the October 1999 recapitalization, the Company owns 99.92% of CDZ, as a result of CDZ's prior owner not subscribing to the new shares in the recapitalization process.

NOTE 10 -     INCOME TAXES

              At December 31, 1999, the Company's deferred income tax asset is comprised of the tax benefit (cost) associated with the following based on the statutory tax rates currently in effect:



                                                       U.S.               FOREIGN              TOTAL

                                                  ----------------    ----------------    ----------------

Deferred tax assets
Loss carryforwards                                        $ 3,407             $ 4,492             $ 7,899
Impairment                                                  2,801                                   2,801
Other                                                                              52                  52
                                                  ----------------    ----------------    ----------------
                                                            6,208               4,544              10,752
Deferred tax liabilities                                                          (11)                (11)
                                                  ----------------    ----------------    ----------------
Deferred tax asset, gross                                   6,208               4,533              10,741

Valuation allowances                                       (6,208)             (4,533)            (10,741)
                                                  ----------------    ----------------    ----------------

Deferred tax asset, net                                       $ -                 $ -                 $ -
                                                  ================    ================    ================



              The following table presents the U. S. and foreign components of pretax loss from continuing operations before income taxes for the years ended December 31, 1999 and 1998:


                                                                1999                  1998

U.S.                                                     $           (4,400)    $          (8,562)
Foreign                                                              (1,787)               (1,938)
                                                         -------------------   -------------------

                                                         $           (6,187)    $         (10,500)
                                                         ===================   ===================


              The 1998 provision for income taxes of $191 relates to earnings from certain of Resorts' wholly-owned subsidiaries, recognized under Czech tax laws, as separate reporting entities.

                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

NOTE 10 -     INCOME TAXES (CONTINUED)

              The following table presents the principal reasons for the differences between the effective tax rate and the U.S. federal statutory income tax rate for the years ended December 31, 1999 and 1998:


                                                                     1999                  1998

U.S federal statutory income tax rate                                (34%)                 (34%)
Effect of nondeductibility of goodwill
 amortization and impariment                                          10                    19
Effect of net operating loss carryforwards
 and valuation allowances, net                                        29                    15
Other                                                                 (5)                    2
                                                               ------------------    ------------------
                                                                              34                    36
                                                                      -%                    2%
                                                               ==================    ==================



              At December 31, 1999, the Company has net operating loss carryforwards available for income tax reporting purposes of approximately:



U.S.                                                 $ 8,735
Foreign                                               12,857
                                          -------------------

                                                    $ 21,592
                                          ===================




              The U.S. net operating loss carryforwards expire between 2009 and 2019. The foreign net operating loss carryforwards expire between 2002 and 2009.


NOTE 11 -     WARRANTS AND STOCK OPTIONS

              WARRANTS

              In connection with the October 1999 Private Placement (SEE NOTE
              5), the Company issued Series G Warrants to purchase 1,251 shares of the Company's common stock with an exercise price of $.01 per share expiring March 31, 2008.

              In connection with the March 1998 Private Placement including the restructuring of certain long-term debt obligations (SEE NOTE 5), the Company issued the following series of warrants to purchase the Company's common stock:

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


NOTE 11 -     WARRANTS AND STOCK OPTIONS (CONTINUED)

              WARRANTS (CONTINUED)

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

NOTE 11 -     WARRANTS AND STOCK OPTIONS (CONTINUED)

              For the years ended December 31, 1999 and 1998, warrant activity is as follows:



   PRICE       BALANCE,                                 BALANCE,                                              BALANCE,
    PER       JANUARY 1,      GRANTED     EXPIRED     DECEMBER 31,    GRANTED      EXERCISED     EXPIRED    DECEMBER 31,
   SHARE         1998          1998        1998           1998          1999         1999         1999          1999
------------  ------------  -----------  ----------   -------------  ----------   -----------   ----------  --------------

    $ 13.50           151                                      151                                   (151)
      11.55           151                                      151                                   (151)
       8.50         1,511                                    1,511                                 (1,511)
       1.50                      3,200                       3,200                                                  3,200
       1.00           960          960        (960)            960                                                    960
       0.59           250                                      250                                                    250
       0.50           131           90                         221                                   (221)
       0.01           500        9,598        (500)          9,598       1,251        (2,001)                       8,848
              ------------------------------------------------------------------------------------------------------------

                    3,654       13,848      (1,460)         16,042       1,251        (2,001)      (2,034)         13,258
              ============================================================================================================



              All warrants outstanding at December 31, 1999 are exercisable.

              STOCK OPTION PLANS

              The Company has incentive and nonstatutory stock option plans under which certain key employees may purchase up to a total of 2,000 common shares of the Company. Under the incentive stock option plan, the exercise price can not be less than the fair market value of a share on the date of grant or at 110 percent of the fair market value on the date of grant, if, any employee owns more than 10 percent of the total combined voting power of all classes of outstanding stock of the Company. In addition, the incentive stock option plan provided for automatic grant of an option to purchase 2 shares of common stock to non-employee directors on a quarterly basis. In the case of a nonstatutory stock option, the exercise price may be any amount determined by the Board on the date of grant, but not less than the par value of the stock subject to the option.

              During 1999, in light of diminishing shares remaining available for grant to non-employee directors, the Company's Board of Directors approved the 1999 Non-Employee Director Stock Option Plan (the "1999 Plan"). Under the 1999 Plan, an aggregate of 250 shares of the Company's common stock were reserved for issuance pursuant to options issued pursuant to the 1999 Plan. The 1999 Plan provides for an automatic grant of an option to purchase 2 shares of common stock to non-employee directors on a quarterly basis. Under the 1999 Plan, the exercise price shall equal the fair market value of the Company's common stock on the date of grant. Options issued under the 1999 Plan shall be immediately exercisable over ten years.

                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


NOTE 11 -     WARRANTS AND STOCK OPTIONS (CONTINUED)

              The activity in the stock option plans is as follows:



                                                                    EXERCISE PRICE PER SHARE
                                          NUMBER OF                                   WEIGHTED
                                          OPTIONS                  RANGE               AVERAGE

                                     -------------------   -------------------    ------------------

Balance outstanding,
  January 1, 1997                                   573    $         .91-9.00                $ 4.64

Granted                                             267              .30-2.00                  0.56
Expired                                            (320)                 7.00                  7.00
                                     -------------------   -------------------    ------------------

Balance outstanding,
  January 1, 1998                                   520              .30-9.00                  1.09

Granted                                             125             .24 - .63                  0.25
Expired                                              (6)             .30-1.59                  0.80
                                     -------------------   -------------------    ------------------

Balance outstanding,
 December 31, 1998                                  639              .24-9.00                  0.93

Granted                                             131             .24 - .83                  0.50
                                     -------------------   -------------------    ------------------

Balance outstanding,
  December 31, 1999                                 770    $         .24-9.00                $ 0.86
                                     ===================   ===================    ==================

Exercisable,
  December 31, 1999                                 639    $         .24-9.00                $ 0.93
                                     ===================   ===================    ==================




              There were no options exercised during 1999 or 1998. The option price per share was equal to or above the market value of the underlying stock on the date of grant. Options generally expire between five and ten years after the date of grant or earlier upon termination as defined in the plans.

              The Company complies with the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation".

                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


NOTE 11 -     WARRANTS AND STOCK OPTIONS (CONTINUED)

              The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans and, accordingly, no compensation cost has been recognized because stock options granted under the plans were at exercise prices which were equal to or above the market value of the underlying stock at date of grant. Had compensation expenses been determined as provided by SFAS 123 using the Black-Scholes option-pricing model, the pro forma effect on the Company's net loss and per share amounts would have been:



                                                                        1999                 1998

Net loss

 As reported                                                               $ (6,409)           $ (10,729)
 Pro forma                                                                   (6,469)             (10,759)

Loss per common share,
 basic and diluted

  As reported                                                               $ (1.78)             $ (3.52)
  Pro forma                                                                   (1.80)               (3.53)




              The fair value of each option grant is calculated using the following weighted average assumptions:




                                                                         1999                 1998

Expected life (years)                                                              5                    5
Risk-free rate                                                                    5%                   5%
Volatility                                                                      154%                 275%
Dividend yield                                                                    0%                   0%




NOTE 12 -     INFORMATION CONCERNING GEOGRAPHIC AREAS

              During the years ended December 31, 1999 and 1998, the Company operated principally in three geographic areas: the United States, the Czech Republic and Spain. The following table presents information about the Company by geographic area. There were no material amounts of sales or transfers among geographic areas.


                              UNITED           CZECH
                              STATES          REPUBLIC          SPAIN            OTHER        ELIMINATIONS     CONSOLIDATED
                           --------------  ---------------  ---------------  --------------   --------------  ---------------
1999

Revenues                         $ 5,549          $ 8,250          $ 3,877           $ 167         $ (2,519)        $ 15,324
Long-lived assets                      9           10,475            4,711             346                            15,541

1998

Revenues                         $ 6,114          $ 5,466          $ 2,778         $ 1,080           $ (359)        $ 15,079
Long-lived assets                    184           10,524            5,444             441                            16,593

                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

NOTE 13 -     SUMMARIZED FINANCIAL INFORMATION

              The Company has a nonvoting 49% interest in Chrysolith and entered into an agreement with Chrysolith pursuant to which Chrysolith owns, maintains and operated (through June 30, 1999) the video lottery terminals at the Gold Coin and Toledo Palace properties.

              Prior to July 1, 1999, the Company received 100% of the net operating revenues (the "Net Win") derived from the Gold Coin and the Toledo Palace, after payment of all the gaming taxes payable to the State of Louisiana and payout of winnings from the gaming establishments. Further, the Company paid a management fee to Chrysolith in an amount equal to the direct operating expenses of the gaming establishment. A summary of the December 31, 1999 and 1998 financial information of Chrysolith is as follows:


                                                                     1999                 1998

Assets                                                                    $ 291                $ 442
Liabilities                                                                 216                  367
Stockholders' equity                                                         75                   75
Net income                                                                    -                    -




NOTE 14 -     DISCONTINUED OPERATIONS

              The Company's United States gaming operations ceased as of June 30, 1999. Summary operating results of discontinued operations for the years ended December 31, 1999 and 1998 is as follows:




                                                                     1999                 1998

REVENUES                                                                 $ 3,030              $ 6,063
                                                              -------------------  -------------------

COSTS AND EXPENSES

Cost of revenues                                                           1,506                2,879
Depreciation and amortization                                                145                  285
Selling general and administrative                                         1,025                1,903
Provision for impairment                                                                          192
Write-offs                                                                                        204
                                                              -------------------  -------------------
                                                                           2,676                5,463
                                                              -------------------  -------------------

INCOME FROM OPERATIONS                                                       354                  600

INTEREST                                                                     576                  638
                                                              -------------------  -------------------
                                                                          $ (222)               $ (38)



NOTE 15-      SUBSEQUENT EVENTS

              In March 2000, the Company received waivers on all defaults under the March 1998 Senior Notes and October 1999 Senior Notes.

              In March 2000, the Company executed an approximate $550,000 Czech bank note payable in equal monthly payments through September 2001. The bank note bears interest at approximately 10.5% per annum and is collateralized by certain Czech property.

                            CASINO DE ZARAGOZA, S.A.





                          CONSOLIDATED ANNUAL ACCOUNTS

                             AS OF DECEMBER 31, 1999

                         TOGETHER WITH AUDITORS' REPORT

                    CASINO DE ZARAGOZA, S.A. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

(1)  DESCRIPTION OF BUSINESS

     Casino de Zaragoza, S.A. (hereinafter referred to as the Casino) was founded in 1978 and is located in Alfajarin (Zaragoza). The second article of the Casino's bylaws defines its corporate purpose, basically, as the operation of a gambling casino and appurtenant services, namely bar, restaurant, sitting rooms, show halls, night clubs, athletic facilities and shopping establishments located in the casino's building complex.

     Details of the Casino's holdings are as follows:


------------------------------------- ------------------------- --------------------
Name                                  Catering y Gestion, S.L.  Los Albares, S.A.
Location                              Ctra. Nacional II         Ctra. Nacional II
                                      Km. 343,250               Km. 343,250
                                      Alfajarin (Zaragoza)      Alfajarin (Zaragoza)
Line of business                      Lodging                   Inoperative
-------------------------------------------------------------------------------------
                                                          U.S. Dollars
                                      -----------------------------------------------

Proportion of stock held as of
  December 31, 1999                                100%                    50,31%

Capital stock as of December 31,
  1999                                         458,882                    448,315

Earnings/(Accumulated losses)
  as of December 31, 1999                     (835,648)                   299,004

Losses for the year ended
  December 31, 1999                           (271,748)                     (,145)


------------------------------------- ------------------------- ---------------------
                                                      Thousands of Pesetas
                                      -----------------------------------------------
Proportion of stock held as of
  December 31, 1999                                100%                    50,31%

Capital stock as of December 31,
  1999                                          76,000                    74,250

Earnings/(Accumulated losses)
  as of December 31, 1999                     (138,400)                   49,521

Losses for the year ended
  December 31, 1999                           (271,748)                    (,145)
------------------------------------- ------------------------- ---------------------


     This data was supplied by the Group companies, and their net worth is as shown in their unaudited annual accounts as of December 31, 1999.

     Up until October 1997, the properties and other assets needed to manage Catering y Gestion, S.L. were owned by and included in the book fixed assets of Casino de Zaragoza, S.A., which did not charge Catering y Gestion, S.L. for the use of those assets. In October 1997, Diputacion General de Aragon (the Aragon Provincial Council) acquired all of the properties that belonged to Casino de Zaragoza, S.A. through an auction (see Note 6). On May 28, 1998, the Company entered into a lease agreement with Diputacion General de Aragon in relation to the assets mentioned in the previous paragraph. This agreement is effective for six months from April 17, 1998, and automatically renewable for consecutive six-month periods unless either of the parties repudiates the agreement with a minimum of two months' notice. The amount was set at Ptas. 2,500,000 thousand per month (including VAT).

     The Casino is subject to the regulations set forth in the Ministerial Order of January 9, 1979, which approved the Gambling Casino Regulations.

     The Casino holds a ten-year business license that is valid until December 23, 2000.

(2)  BASIS OF PRESENTATION OF THE FINANCIAL STATEMENTS

     a)   ACCOUNTING POLICIES

          The accompanying financial statements as of December 31, 1999 were obtained from the accounting records and are presented in accordance with accounting principles generally accepted in the United States, which required certain adjustments and reclassifications to adapt the financial statements to US GAAP.

          All amounts are reported in local currency (thousands of pesetas) and in U.S. dollars. Assets and liabilities are translated using exchange rates published by Bank of Spain in effect at December 31, 1999. Revenues and expenses are translated using a monthly average exchange rate for the period. Resulting translation adjustments are recorded as a separate component of shareholders' equity.

          The following exchange rates were used to translate the financial statements as of December 31, 1999:


                      ----------------------------------------
                                            Ptas./U.S. Dollars
                                           -------------------
                      Balance Sheet Exchange Rate      165,620

                      Profit and Loss Exchange Rate    156,207
                      ----------------------------------------

     b)   CONSOLIDATION PRINCIPLES

          The accompanying consolidated accounts have been prepared from the accounting records of Casino de Zaragoza, S.A. and of the companies included in the consolidation (listed in Note 1), whose respective annual accounts were prepared by the directors of each company in accordance with accounting principles generally accepted in the United States, and give a true and fair view of the net worth, financial position and results of the Group. These consolidated accounts, which have been prepared by the directors of Casino de Zaragoza, S.A., and the individual accounts of Casino de Zaragoza, S.A. and of each of the consolidated companies will be submitted to the respective Meetings of Shareholders for approval. It is anticipated that they will be approved without changes.

          All major intercompany balances and transactions have been eliminated on consolidation.

          The results of companies over which there is effective control through a majority of votes in their representative and decision-making bodies have been fully consolidated. Minority interests in the net worth and income of the consolidated companies are shown under "Minority interests" in the consolidated balance sheet and "Income (loss) attributable to minority interests" in the statement of consolidated income, respectively.

          The consolidated accounts do not provide for the tax effect of including in the parent company's books the results and reserves of the companies, because it is considered that reserves not taxable at source will not be transferred but used as funds to self-finance each consolidated company.

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

          The Company depreciates its tangible fixed assets on a straight-line basis over the years of estimated useful life of each asset as follows:


                      ---------------------------------------------
                                                 Years of estimated
                                                     useful life
                      -------------------------- ------------------
                       Gaming equipment               10 to 12
                       Tools                           6 to 8
                       Furniture and fixtures          8 to 25
                       Data processing equipment          4
                      -------------------------- ------------------


     e)   NON-TRADE LOANS

          Long-term loans are recorded on the basis of the amount delivered. The difference between said amount and the face value of the loan is recorded according to the effective interest method as interest revenue. Interest receivable is recognized under assets in the balance sheet until actual collection.

     f)   INCOME TAXES

          Period corporate income tax is computed on the basis of book income before tax adjusted by the corresponding permanent differences with regard to the income for tax purposes, i.e. the corporate income tax base, less any abatements and tax credits, excluding withholdings and payments on account.

          The Casino accounts for income taxes in accordance with Statement of Financial Accounting Standards (`SFAS') No. 109 `Accounting for Income Taxes'. SFAS 109 requires an asset and liability approach for financial accounting and reporting for income tax purposes. Under the asset and liability method, deferred income taxes are recognized on account of the consequences of timing differences and net operating carryforwards by applying the statutory tax rates applicable to future years. Valuation allowances are recorded when it is determined that realization of such amounts is not deemed more likely than not.

     g)   DEFERRED INDEMNITIES

          The Casino is obligated to compensate employees whom it dismisses, in certain circumstances, pursuant to ruling labor legislation. In 1997 and 1998 the Casino dismissed some employees, as a result of which it is involved in various legal actions.

          The balance sheet as of December 31, 1999 does include provisions for Ptas. 10.4 million (US$ 62,855) for the liability which may result from the aforesaid dismissals (Note 9).

     h)   CASINO REVENUE

          Casino revenue is the net win from gaming activities, which is the difference between gaming wagers less the amount paid out to patrons, and the portion of customers' tips due to the Casino.

     i)   FOREIGN CURRENCY TRANSACTIONS

          Credits and debits denominated in foreign currency are translated into pesetas at the exchange rate ruling at the transaction date, and at year-end are valued at the rates of exchange then prevailing. Gains or losses from foreign currency transactions are reported in "Other income - Other, net".

(4)  ACCOUNTS RECEIVABLE

     Accounts receivable (debtors) as of December 31, 1999 consist of the following:


            -------------------------------------------------------------------
                                                       U.S.        Thousands
                                                      Dollars     of Pesetas
            -------------------------------------------------------------------
           Accounts Receivable                         518,506       85,875
           Less:
             Allowance for Doubtful Accounts          (496,026)     (82,152)
                                                   ----------------------------
                                                        22,480        3,723
           --------------------------------------------------------------------

The rollforward of the allowance for doubtful accounts is as follows:


          ----------------------------------------------------------------------
                                                         U.S.        Thousands
                                                        Dollars     of Pesetas
           ---------------------------------------------------------------------
           ALLOWANCE FOR DOUBTFUL ACCOUNTS AS OF
             DECEMBER 31, 1998                        1,303,740       185,092
           Bad debt expense for the period ended
             December 31, 1999                                -             -
           Recoveries/other for the period ended
             December 31, 1999                          (20,867)       (3,456)
           Effect of consolidation                     (599,596)      (99,305)
           Other                                         (1,080)         (179)
           Translation adjustment                      (186,171)            -
                                                     ---------------------------
           ALLOWANCE FOR DOUBTFUL ACCOUNTS AS OF
             DECEMBER 31, 1999                          496,026        82,152
           ---------------------------------------------------------------------

(5)  INTANGIBLE ASSETS

     Movement in the cost of the assets and the related accumulated depreciation was as follows:


---------------------------------------------------------------------------------------------------------
                                                  December 31,                Translation  December 31,
                  U.S. Dollars                        1998        Additions    Adjustment      1999
---------------------------------------------------------------------------------------------------------
Software                                              144,291         3,369       (20,604)     127,056
Accumulated depreciation                             (117,039)      (23,391)       16,713     (123,717)
                                                  -------------------------------------------------------
                                                       27,252       (20,022)       (3,891)       3,339
                                                  -------------------------------------------------------

Other                                                     725             -          (103)         622
Accumulated depreciation                                 (725)            -           103         (622)
                                                  -------------------------------------------------------
                                                            -             -             -            -
                                                  -------------------------------------------------------
TOTAL:

Cost                                                  145,016         3,369       (20,707)     127,678
Accumulated depreciation                             (117,764)      (23,391)       16,816     (124,339)
                                                  -------------------------------------------------------
TOTAL INTANGIBLE ASSETS - NET                          27,252       (20,022)       (3,891)       3,339
---------------------------------------------------------------------------------------------------------


           ---------------------------------------------------------------------------------
                                                   December 31,                  December
                         Thousands of Pesetas          1998        Additions     31, 1999
           ---------------------------------------------------------------------------------
           Software                                     20,485           558        21,043
           Accumulated depreciation                    (16,616)       (3,874)      (20,490)
                                                   -----------------------------------------
                                                         3,869        (3,316)          553
                                                   -----------------------------------------
           Other                                           103             -           103
           Accumulated depreciation                       (103)            -          (103)
                                                   -----------------------------------------
                                                             -             -             -
                                                   -----------------------------------------
           TOTAL:
           Cost                                         20,588           558        21,146
           Accumulated depreciation                    (16,719)       (3,874)      (20,593)
           ---------------------------------------------------------------------------------
           TOTAL INTANGIBLE ASSETS - NET                 3,869        (3,316)          553
           ---------------------------------------------------------------------------------


(6)  PROPERTY AND EQUIPMENT

     Movement in the cost of the assets and the related accumulated depreciation was as follows:


---------------------------------- --------------- -------------- --------------- --------------
                                    December 31,                   Translation    December 31,
          U.S. Dollars                  1998         Additions      adjustment        1999
---------------------------------- --------------- -------------- --------------- --------------
Land                                    89,948          88,383 (*)    (12,844)        165,487
                                   --------------- -------------- --------------- --------------

Gaming equipment                       335,063          93,727        (47,846)        380,944
Accumulated depreciation              (229,464)        (23,747)        32,767        (220,444)
                                   --------------- -------------- --------------- --------------
Tools                                  158,554               -        (22,640)        135,914
Accumulated depreciation              (149,110)         (4,196)        21,293        (132,013)
                                   --------------- -------------- --------------- --------------
                                         9,444          (4,196)        (1,347)          3,901
                                   --------------- -------------- --------------- --------------
Furniture                            1,406,881           0,211       (200,897)      1,206,195
Accumulated depreciation            (1,321,908)        (16,018)       188,759      (1,149,167)
                                   --------------- -------------- --------------- --------------
                                        84,973         (15,807)       (12,138)         57,028
                                   --------------- -------------- --------------- --------------
Data Processing Equipment              137,373           6,672        (19,616)        124,429
Accumulated depreciation              (131,993)         (2,940)        18,848        (116,085)
                                   --------------- -------------- --------------- --------------
                                         5,380           3,732           (768)          8,344
                                   --------------- -------------- --------------- --------------

Other                                      500               -            (71)            500
Accumulated depreciation                  (500)              -             71            (500)
                                   --------------- -------------- --------------- --------------
                                             -                              -               -
                                   --------------- -------------- --------------- --------------
TOTAL:
Cost                                 2,128,319         188,993       (303,914)      2,013,398
Accumulated depreciation            (1,832,975)        (46,901)       261,738      (1,618,138)
---------------------------------- --------------- -------------- --------------- --------------
TOTAL TANGIBLE ASSETS - NET            295,344         142,092        (42,176)        395,260
---------------------------------- --------------- -------------- --------------- --------------

     (*) The effect of applying global integration procedures in the consolidation process


------------------------------------ --------------- -------------- ---------------
                                      December 31,                   December 31,
       Thousands of Pesetas               1998         Additions         1999
------------------------------------ --------------- -------------- ---------------
Land                                      12,770          14,638 (*)     27,408
                                     --------------- -------------- ---------------

Gaming equipment                          47,569          15,523         63,092
Accumulated depreciation                 (32,577)         (3,933)       (36,510)
                                     --------------- -------------- ---------------
                                          14,992          11,590         26,582
                                     --------------- -------------- ---------------

Tools                                     22,510                         22,510
Accumulated depreciation                 (21,169)           (695)       (21,864)
                                     --------------- -------------- ---------------
                                           1,341            (695)           646
                                     --------------- -------------- ---------------

Furniture                                199,735              35        199,770
Accumulated depreciation                (187,672)         (2,653)      (190,325)
                                     --------------- -------------- ---------------
                                          12,063          (2,618)         9,445
                                     --------------- -------------- ---------------

Data Processing Equipment                 19,503           1,105         20,608
Accumulated depreciation                 (18,739)           (487)       (19,226)
                                     --------------- -------------- ---------------
                                             764             618          1,382
                                     --------------- -------------- ---------------

Other                                         71               -             71
Accumulated depreciation                     (71)              -            (71)
                                     --------------- -------------- ---------------
                                               -               -              -
                                     --------------- -------------- ---------------
TOTAL:
Cost                                     302,158          31,301        333,459
Accumulated depreciation                (260,228)         (7,768)      (267,996)
------------------------------------ --------------- -------------- ---------------
TOTAL TANGIBLE ASSETS - NET               41,930          23,533
------------------------------------ --------------- -------------- ---------------

          (*) The effect of applying global integration procedures in the consolidation process

     In October 1997 Diputacion General de Aragon (the Aragon Provincial Council) auctioned off all the properties of the Casino, that had been mortgaged or which secured its debt in respect of gambling tax. The properties were auctioned off to settle debt for Ptas. 865 million (US$ 6.1 million), while their net book value for the Casino was Ptas. 396 million (US$ 2.8 million). Ptas. 469 million (US$ 3.9 million) in extraordinary revenues obtained on the auction were recorded in 1997 financial statements.

(7)  INTERCOMPANY TRANSACTIONS

     Intercompany accounts receivable and payable as of December 31, 1999 were as follows:


------------------------- --------------------------- --------------------------
                                 U.S. Dollars           Thousands of Pesetas
                          ------------- ------------- ------------- ------------
                            Accounts      Accounts      Accounts     Accounts
                           receivable     payable      receivable     payable
------------------------- ------------- ------------- ------------- ------------
Transworld Gaming            900,000       184,603       149,058        30,574
------------------------- ------------- ------------- ------------- ------------
                             900,000       184,603       149,058        30,574
------------------------- ------------- ------------- ------------- ------------


     In 1999, Casino de Zaragoza, S.A. granted a loan of US$ 900,000 (Ptas. 142,738,000) to Trans World Gaming, its parent company. This loan falls due in 2002 and bears 3% interest. The difference between the amount granted and the amount recorded in the financial statements relates to variations in the exchange rate (Note 3-i).

     The account payable relates to the outstanding balance of certain payments that the parent company made on behalf of Casino de Zaragoza, and payables in respect of services provided by the parent company, comprising management, internal audit, management control and the company's marketing under an agreement entered into between the parties on October 1, 1999 for the period running from April 1, 1998. The amount recorded in this respect in 1999 amounted to Ptas. 73,789 and is recorded under the "Costs and expenses - Selling, general and administrative" caption in the accompanying statement of income.

(8)  TAX MATTERS

     Set out below are the balances payable to the Spanish tax authorities:

-------------------------------------------- --------------------------------------------------------------------
                                             U.S. Dollars
                                             --------------------------------------------------------------------
                                             Long term                                 Short term
                                             ----------------------------------------- --------------------------
                                             Temporary                                 Temporary
                                             receivership  Other         Total         receivership  Other
-------------------------------------------- ------------- ------------- ------------- ------------- ------------
Diputacion General de Aragon
-  Gambling tax                              2,159,920     1,783,764     3,943,684     195,737       229,170

City Council of Alfajarin:
-  Tax on business activities, property tax  176,632       -             176,632       19,623        485,793

Central tax authorities:
-  Personal income tax                       -             428,090       428,090       -             122,503
-  Value added tax

Social Security authorities                  719,684       490,985       1,210,669     -             260,427

Other                                        -             1,449         1,449         -             2,072
                                             ------------- ------------- ------------- ------------- ------------
                                             3,056,236     2,704,288     5,760,524     215,360       1,099,965
-------------------------------------------- ------------- ------------- ------------- ------------- ------------


--------------------------------------------------------------------------------------------------------------
                                                       Thousands of Pesetas
                                                      --------------------------------------------------------
                                                       Long term                           Short term
                                                      --------------------------------------------------------
                                                       Temporary                           Temporary
                                                       receivership   Other      Total     receivership  Other
--------------------------------------------------------------------------------------------------------------

Diputacion General de Aragon

--   Gambling tax                                       357,726     295,427     653,153     32,418      37,955

City Council of Alfajarin:

--   Tax on business activities, property tax            29,254        --        29,254      3,250      80,457

Central tax authorities:

--   Personal income tax                                   --        70,900      70,900       --        20,289
--   Value added tax

Social Security authorities                             119,194      81,317     200,511       --        43,132

Other                                                      --           240         240       --           343
                                                      --------------------------------------------------------
                                                        506,174     447,884     954,058     35,668     182,176
--------------------------------------------------------------------------------------------------------------


     On April 17, 1998, the Company signed a composition with creditors (Diputacion General de Aragon, the Social Security authorities and the City Council of Alfajarin) which set the terms of payment for the Casino's debts as of January 25, 1997, which is the date of the Company's application for temporary receivership (see Note 14).

     In 1998 and 1999 Diputacion General de Aragon granted the Company a deferral of Ptas. 295.4 million (US$ 1.784 million) in taxes on game winnings accruing during 1997, 1998 and 1999. These taxes will begin to fall due between 2001 and 2006.

     Likewise, in April 1999 the Casino reached an agreement with the Social Security authorities to defer payment of debts affected by the temporary receivership and the debts generated in 1997 and in the first quarter of 1998, with a combined total of Ptas. 200.5 million (US$ 1.211 million), maturing between 2002 and 2009.

     Corporate income tax is calculated on the basis of book income, which is determined in accordance with generally accepted accounting principles. Such income need not be equal to the income for tax purposes, i.e. the corporate income tax base.

     The reconciliation of 1999 results per books to the corporate income tax base is as follows:


-----------------------------------------------------------------------
                                                U.S.        Thousand
                                              Dollars       of Pesetas
-----------------------------------------------------------------------
Results per books (loss) (after tax)         (1,859,955)   (290,538)
Permanent differences                             6,683       1,107
-----------------------------------------------------------------------
TAX BASE                                     (1,853,272)   (289,431)
-----------------------------------------------------------------------



     The tax loss carryforwards and maximum terms (under Spanish tax legislation) allowed for offset are as follows:

-----------------------------------------------------------------------
                            U.S.      Thousands        Last year for
        Year              Dollars     of Pesetas          offset
-----------------------------------------------------------------------
        1992              360,899        56,375           2002
        1993              305,883        47,781           2003
        1994            1,534,579       239,712           2004
        1995            1,726,504       269,692           2005
        1996            1,060,068       165,590           2006
        1997            3,162,137       493,948           2007
        1998            2,488,781       388,765           2008
        1999            2,008,815       313,791           2009
-----------------------------------------------------------------------
                       12,647,666     1,975,654
                      --------------------------

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

(9)  COMMITMENTS AND CONTINGENCIES

     The main legal disputes in which the Casino is involved are set out below:

     - Complaint filed on March 9, 1998 by the Casino against HERALDO DE ARAGON (a newspaper) in Court of First Instance no. 11 of Zaragoza, for infringement and violation of the right to honor, claiming Ptas. 1,456 million (US$ 8.79 million) in damages. The case is currently at the discovery stage. No amounts have been recorded in respect of this gain contingency.

     - An appeal for reversal filed by the Casino against the Superior Court of Justice of Aragon in November 1998 against a judgement handed down by Labor Court no.

        1 of Zaragoza in October 1998 sentencing the Casino to compensate an ex-employee. In 1998 the Casino booked Ptas. 10.4 million (US$ 0.06 million) for the compensation in question in case it is finally sentenced to pay the ex-employee. On November 8, 1999, the Supreme Court discharged Casino de Zaragoza, S.A. from its payment obligations relating to back pays amounting to Ptas. 4.2 million (US$ 0.03 million).

     - The Group's parent company has yet to sign the collective agreement with the workers for the years 1994 through 1999, inclusive, and this matter must be arranged with the Works' Committee. In addition, the last collective agreement signed by the Company provided for the payment of retirement bonuses to employees who retire before age 65. The balance sheet as of December 31, 1999 does not include any provision for the liabilities that could result from pay raises, the aforementioned retirement bonus or any other item that could come to light once the collective agreements have been settled.

     - As a result of the different interpretations to which ruling tax legislation lends itself and the Company's tax treatment of certain transactions, tax contingencies that cannot be objectively quantified could arise in respect of the years still open to inspection.

     - Net worth as per the accompanying balance sheet as of December 31, 1999 is negative by Ptas. 1,063 million (US$ 6.3 million). This situation constitutes a cause for compulsory dissolution unless capital is increased or decreased accordingly, pursuant to the Revised Spanish Corporations Law, and it raises substantial doubt about its ability to continue as a going concern.

        In addition, as indicated in Note 14, in the first few months of 1998 the Company signed a composition with creditors in connection with the application for temporary receivership that Casino de Zaragoza, S.A. filed in January 1997. Note 13 indicates the sums and terms agreed for the partial acquittance and deferral with the Company's creditors. In April 1998, the majority of the Company's capital stock was acquired by a new shareholder who plans to undertake a process of recapitalization and to relocate the Company's premises in order to boost the Company's operations and increase earnings. On February 1, 2000, in accordance with the terms of the letter of intent signed as of that date between the Aragon Provincial Council and the new shareholder, the Aragon Provincial Council passed the Gaming Bill, which will enable the Company to relocate its premises to the center of the city of Zaragoza. The aforesaid Bill is currently at the stage of being considered at the Aragon Parliament.

        The accompanying financial statements as of December 31, 1999 were prepared on a going concern basis, although, considering the above circumstances, the Company's ability to continue as a going concern is dependent on the success of its future operations and on the continued support of its shareholders so as to enable it to realize its assets and settle its liabilities for the amounts and according to the classification in the financial statements referred to above, which have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(10) MINORITY INTERESTS

     This caption reflects the value of minority shareholdings in fully consolidated companies. Furthermore, the balance in the accompanying statement of consolidated income represents the minority shareholders' equity in results.


     The entire balance of this caption of the balance sheet relates to minority shareholdings in the equity of Los Albares, S.A.

(11) CAPITAL STOCK

     As of December 31, 1999 the Company's capital stock consisted of 2,500 fully subscribed and paid registered shares of Ptas. 100,000 (US$ 604) par value each.

     On November 18, 1999 the resolutions adopted by the Company's Annual and Special Shareholders' Meeting held on July 21, 1998 were recorded in a public deed. At that meeting, it was agreed that the Company's capital stock be reduced from Ptas. 250 million (US$ 1.760 million) to zero in order to offset losses through the redemption of the 2,500 registered shares representing the Company's capital for Ptas. 250 million by means of cash contributions and to increase it by Ptas. 250 million (US$ 1.509 million) by issuing 2,500 new registered shares of Ptas. 100,000 (US$ 604) each.

     In addition and as of the same date, the Company offset losses against reserves of an amount totaling Ptas. 580.8 million (US$ 3.5 million)

     The list of all shareholders by ownership percentage as of December 31, 1999 was as follows:


-------------------------------------------------------
Trans World Gaming Corp.                     99,92%
Andrew Tottenham                              0,04%
Jaime Vaca de Arrazola                        0,04%
-------------------------------------------------------



(12) EXTRAORDINARY ITEMS

     The composition of Extraordinary items as of December 31, 1999 is as follows:

------------------------------------------------------------------------------
                                                   U.S. Dollars   Thousands
                                                                  of Pesetas
------------------------------------------------------------------------------
Parent company charges for expenses                    458,539        71,627
Other                                                   57,712         9,015
                                                       -----------------------
                                                       516,251        80,642
------------------------------------------------------------------------------

(13) SEGMENT DISCLOSURES

     SFAS 131 requires disclosures of segment information provided that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.

     A breakdown of net sales for ordinary Group operations, by activity, is provided below:


---------------------------------------------------------------
                                     U.S. Dollars   Thousands
                                                    of Pesetas
---------------------------------------------------------------
Games                                  3,579,475       559,139
Rooms                                    164,532        25,701
Restaurant                                56,675         8,853
Beverages                                 73,953        11,552
Other                                      2,170           339
---------------------------------------------------------------
                                       3,876,805       605,584
---------------------------------------------------------------



     All of the Group's activities are carried out within Spain.

     As of December 31, 1999, no customer represents more than 10% of net sales.

(14) TEMPORARY RECEIVERSHIP

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

     On April 17, 1998, the secondary creditors listed as such in the list of creditors approved by the court and the preferred creditors who attended the Meeting of Creditors voted for the proposed composition, in which Casino de Zaragoza, S.A. agreed to make the following payments:


-------------------------------------------------------------------------------
                                                    Thousands
                                                    of Pesetas    US Dollars
-------------------------------------------------------------------------------
Social Security authorities (Note 8)                   119,194       719,684

Partial acquittance of 35.75% of the credits of
  the rest of the creditors of the composition         206,529     1,247,005

Repayment schedule for the remaining 64.25%
 of the credits of the rest of the
 creditors of the composition:
    Year 1                                                   -             -
    Year 2                                              39,518       238,606
    Year 3                                              36,840       222,437
    Year 4                                              36,840       222,437
    Year 5                                              36,840       222,437
    Year 6                                             110,520       667,311
    Year 7                                             110,520       667,311
-------------------------------------------------------------------------------
TOTAL CREDIT OF THE CREDITORS WHO SIGNED THE
  COMPOSITION                                          696,801     4,207,228
-------------------------------------------------------------------------------



     If the Casino does not make its payments according to the schedule, the debt would go back to pre-composition levels.

     In addition, there are Ptas 102.7 million (US$ 0.62 million) due to other privileged creditors that are subject to the same payment and acquittance conditions conditions as described for the rest of the creditors in the composition.

                    CASINO DE ZARAGOZA, S.A. AND SUBSIDIARIES

                        STATEMENT OF SHAREHOLDERS' EQUITY

                             AS OF DECEMBER 31, 1999


-------------------------------------------------------------------------------------------------------------------------------
                                                                                      US Dollars
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                 Accumulated
                                               Subscribed                                        Other
                                               Capital          Accumulated      Income          Comprehensive   Comprehensive
                                               Stock            Losses           for the year    Income          Income
-------------------------------------------------------------------------------------------------------------------------------
OPENING BALANCE AS OF DECEMBER 31, 1998        1,760,935        (9,413,115)      564,831         23,075          -
-------------------------------------------------------------------------------------------------------------------------------
Transfer to accumulated losses                 -                564,831          (564,831)       -               -
Capital reduction charged against reserves     (1,760,935)      1,760,935        -               -               -
Capital increase                               1,509,479        -                -               -               -
Translation adjustment                         -                -                -               1,114,466       1,114,466
Income (loss) for the year                     -                -                (1,859,955)     -               (1,859,955)
Other                                          -                -                -               29,839          29,839
-------------------------------------------------------------------------------------------------------------------------------
CLOSING BALANCE AS OF DECEMBER 31,  1999       1,509,479        (7,087,349)      (1,859,955)     1,167,380       (715,650)
-------------------------------------------------------------------------------------------------------------------------------




---------------------------------------------------------------------------------------------
                                                   Thousands of Pesetas
---------------------------------------------------------------------------------------------
                                                   Subscribed                      Income
                                                   Capital         Accumulated     for the
                                                   Stock           Losses          Year
---------------------------------------------------------------------------------------------

OPENING BALANCE AS OF DECEMBER 31, 1998            250,000         (1,336,380)     83,465
---------------------------------------------------------------------------------------------

Transfer to accumulated losses                     -               83,465          (83,465)
Capital reduction charged against reserves         (250,000)       250,000         -
Capital increase                                   250,000         -               -
Income (loss) for the year                         -               -               (290,538)
Other                                              -               4,942           -
---------------------------------------------------------------------------------------------
CLOSING BALANCE AS OF DECEMBER 31,  1999           250,000         (997,973)       (290,538)
---------------------------------------------------------------------------------------------


                    CASINO DE ZARAGOZA, S.A. AND SUBSIDIARIES

               CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1999


                                                                         U.S.         Thousands
                                      ASSETS                            Dollars       of Pesetas
                                                                       ----------------------------

   CURRENT ASSETS
   Cash and cash equivalents                                                165,457         27,403
   Short-Term  financial investments                                         65,560         10,858
   Due from affiliates (within TWG Group)                                     3,743            620
   Accounts receivable (Note 4)                                              22,480          3,723
   Inventories                                                               13,803          2,286
   Prepaid expenses and other receivables                                     5,585            925
                                                                       ----------------------------
   Total Current Assets                                                     276,628         45,815
                                                                       ----------------------------

   NON-CURRENT ASSETS
   Intangible assets, net (Note 5)                                            3,339            553
   Gross tangible assets (Note 6)                                           395,260         65,463
   Due from affiliates (within TWG Group) (Note 7)                          900,000        149,058
   Other long-term                                                           60,862         10,080
                                                                       ----------------------------
   Total Non-Current Assets                                               1,359,461        225,154
                                                                       ----------------------------

                                   TOTAL ASSETS                           1,636,089        270,969
                                                                       ============================


                                                                         U.S.         Thousands
                       LIABILITIES AND STOCKHOLDERS' EQUITY             Dollars       of Pesetas
                                                                       ----------------------------

   CURRENT LIABILITIES
   Accounts payable, trade                                                  190,195         31,500
   Accounts payable, affiliates (within TWG Group) (Note 7)                 184,603         30,574
   Taxes (Note 8)                                                         1,315,325        217,844
   Other current liabilities                                                135,539         22,448
                                                                       ----------------------------
   Total Current Liabilities                                              1,825,662        302,366
                                                                       ----------------------------

   NON-CURRENT LIABILITIES
   Taxes (Notes 8 and 14)                                                 5,760,524        954,058
   Long-term debt                                                           110,349         18,276
                                                                       ----------------------------
   Total Long-Term Debt                                                   5,870,873        972,334
                                                                       ----------------------------

   COMMITMENTS AND CONTINGENCIES (Note 9)                                   135,877         22,504
                                                                       ----------------------------

   MINORITY  INTERESTS (Note 10)                                             74,121         12,276
                                                                       ----------------------------

   SHAREHOLDERS' EQUITY
   Common Shares (Note 11)                                                1,509,480        250,000
   Accumulated losses                                                    (7,087,349)      (997,973)
   Accumulative translation adjustment                                    1,167,380       -
   Profit/Loss                                                           (1,859,955)      (290,538)
                                                                       ----------------------------
   Total Shareholders' Equity                                            (6,270,444)    (1,038,511)
                                                                       ----------------------------

                    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            1,636,089        270,969
                                                                       ============================



The accompanying notes are an integral part of the consolidated financial statements

                    CASINO DE ZARAGOZA, S.A. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                             AS OF DECEMBER 31, 1999


                                                                          U.S.           Thousands
                                                                         Dollars         of Pesetas
                                                                        -------------------------------

   REVENUES (Note 1)
   Gaming                                                                   3,579,475          559,139
   Other revenues                                                             297,330           46,445
                                                                        -------------------------------
                                                                            3,876,805          605,584
                                                                        -------------------------------

   COSTS AND EXPENSES
   Operating departments (Note 1)                                          (3,304,347)        (516,162)
   Selling, general and administrative (Note 7)                            (1,753,897)        (273,971)
   Depreciation and amortization                                              (78,210)         (12,217)
                                                                        -------------------------------
                                                                           (5,136,454)        (802,350)
                                                                        -------------------------------

   LOSS FROM OPERATIONS                                                    (1,259,649)        (196,766)
                                                                        -------------------------------

   OTHER INCOME (EXPENSE)
   Interest expenses                                                         (161,273)         (25,192)
   Interest income                                                              5,397              843
   Other, net                                                                  71,745           11,207
                                                                        -------------------------------
                                                                              (84,131)         (13,142)
                                                                        -------------------------------

   INCOME TAXES                                                             -                -

   NET LOSS BEFORE EXTRAORDINARY ITEM                                      (1,343,781)        (209,908)
                                                                        -------------------------------

   EXTRAORDINARY ITEMS, NET OF RELATED TAX EFFECT (Note 12)                  (516,251)         (80,642)
                                                                        -------------------------------

   NET INCOME                                                              (1,860,032)        (290,550)
                                                                        ===============================

   LOSS  ATTRIBUTABLE TO MINORITY INTERESTS                                     0,072               12

   INCOME ATTRIBUTABLE TO THE GROUP                                        (1,859,955)        (290,538)



   LOSS PER SHARE BEFORE EXTRAORDINARY ITEM                                   (537.51)          (83.96)
   EXTRAORDINARY LOSS PER SHARE                                               (206.52)          (32.26)
   LOSS PER SHARE (WEIGHTED AVERAGE SHARES: 2,500)                            (744.01)         (116.22)



The accompanying notes are an integral part of the consolidated financial statements

                    CASINO DE ZARAGOZA, S.A. AND SUBSIDIARIES

          CONSOLIDATED STATEMENT OF CASH FLOWS AS OF DECEMBER 31, 1999

                                                                                                       U.S.          Thousands
                                                                                                     Dollars         of Pesetas
                                                                                                   --------------------------------
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss) before extraordinary items                                                        (1,343,781)        (209,908)
Adjustments to reconcile net income to net cash provided by (used in) operating activitie:
Provision for allowance for doubtful accounts                                                          (22,124)          (3,456)
Depreciation and amortization                                                                           78,210           12,217
Unrealized net depreciation (appreciation) on investments                                              -                -
(Gain) loss from investments in affiliates                                                             -                -
Deferred income taxes                                                                                  -                -
Minority interest                                                                                           72               12
Changes in operating assets and liabilities:
(Increase) decrease in investments                                                                    (858,097)        (142,118)
(Increase) decrease in account receivable                                                              153,858           25,482
(Increase) decrease in account receivable, affiliates                                                      350               58
(Increase) decrease in inventories                                                                     (13,803)          (2,286)
(Increase) decrease in other current assets                                                              1,183              196
(Increase) decrease in other assets                                                                     58,562            9,699
Increase (decrease) in account payable                                                                  (5,042)            (835)
Increase (decrease) in account payable affiliates                                                     (136,034)         (22,530)
Increase (decrease) in accrued expenses and other current liabilities                                  484,682           80,273
Increase (decrease) in other long terms liabilities                                                    649,777          107,616

                                                                                                --------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                                   (952,186)        (145,580)
                                                                                                --------------------------------

CASH FLOW FROM OPERATING ACTIVITIES
Payment for purchase of fixed assets                                                                  (188,993)         (31,301)
Proceeds form sale of fixed assets                                                                     -                -
Payment for purchase of intangible assets                                                               (3,369)            (558)
Payment for purchase of investments                                                                    -                -

                                                                                                --------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING  ACTIVITIES                                                  (192,362)         (31,859)
                                                                                                --------------------------------

CASH FLOW FROM FINANCIAL ACTIVITIES
Proceeds from long-term debt                                                                           -                -
Principal repayment of long-term debt                                                                  -                -
Proceeds from short-term debt                                                                          -                -
Principal repayment of short-term debt                                                                 -                -
Proceeds from issuance of common stock                                                               1,509,479          250,000
Proceeds from issuance of preferred stock                                                              -                -
Capital contributions (withdrawals), net                                                               -                -
Minority interest                                                                                       74,121           12,276

                                                                                                --------------------------------
NET CASH PROVIDED BY (USED IN) FINANCIAL  ACTIVITIES                                                 1,583,600          262,276
                                                                                                --------------------------------

CASH FLOW FROM EXTRAORDINARY ACTIVITIES
(Increase) decrease in extraordinary items                                                            (486,910)         (80,642)

                                                                                                --------------------------------
NET CASH PROVIDED BY (USED IN) EXTRAORDINARY  ACTIVITIES                                              (486,910)         (80,642)
                                                                                                --------------------------------

TRANSLATION ADJUSTMENT                                                                                  73,186
                                                                                                --------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                    25,329            4,195

CASH AND CASH EQUIVALENTS
Beginning of the year                                                                                  140,128           23,208
                                                                                                --------------------------------
End of the year                                                                                        165,457           27,403
                                                                                                ================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest                                                                                             -                -
Income taxes                                                                                         -                -
                                                                                                ================================
                                                                                                     -                -
                                                                                                ================================

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Property and equipment recorded pursuant to obligations under capital leases                         -                -
Other (please explain).                                                                              -                -
                                                                                                ================================
                                                                                                     -                -
                                                                                                ================================
