Form 10QSB
period 2000-03-31
TRANS WORLD GAMING CORP
filed 2000-05-23
CIK 914577

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

/ X / QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                  For the quarterly period ended March 31, 2000

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

    For the transition period from _________________ to _________________ .

                              Commission File No.0-25244

                              ---------------------


                            TRANS WORLD GAMING CORP.
        (Exact name of small business issuer as specified in its charter)


           NEVADA                                        13-3738518
   (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                      Identification No.)


        545 FIFTH AVENUE, SUITE 940
             NEW YORK, N.Y.                              10017
     (Address of principal executive offices)         (Zip Code)

         Issuer's telephone number, including area code: (212) 983-3355

                              --------------------

     Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

     Shares of the Registrant's Common Stock, par value $.001, outstanding as of May 10, 2000: 5,365,449

     Transitional Small Business Disclosure Format (check one;  YES / / NO /X/)

================================================================================

                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES

                                   FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2000

                                      INDEX

                         PART 1 - FINANCIAL INFORMATION


                                                                            Page
                                                                            ----

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         Condensed Consolidated Balance Sheet as of March 31, 2000              1

         Condensed Consolidated Statements of Operations and Comprehensive      2
         Income (Loss) for the Three Months Ended March 31, 2000 and 1999

         Condensed Consolidated Statements of Cash Flows for the Three          3
         Months Ended March 31, 2000 and 1999

         Notes to Condensed Consolidated Financial Statements                   4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION              6

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                      11

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                              11

ITEM 3.  DEFAULTS UPON SENINOR SECURITIES                                       11

ITEM 4.  SUBSMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   11

ITEM 5.  OTHER INFORMATION                                                      11

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                       11



                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
                                 March 31, 2000
                    (in thousands, except for per share data)

                                     ASSETS


CURRENT ASSETS:

Cash                                                                                  $  1,227
   Accounts receivable                                                                     130
   Prepaid expenses and other current assets                                               332
                                                                                      --------
      Total current assets                                                               1,689
                                                                                      --------

PROPERTY AND EQUIPMENT, less accumulated depreciation and amortization of $1,220         5,166
                                                                                      --------
OTHER ASSETS:
   Goodwill and other intangible assets, less accumulated amortization of $4,486         9,915
   Deposits and other assets                                                               738
                                                                                      --------
                                                                                        10,653
                                                                                      --------
                                                                                      $ 17,508
                                                                                      ========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

   Short-term debt                                                                    $    577
   Accounts payable                                                                      2,092
   Taxes payable to Spanish taxing authorities, current portion                          1,139
   Accrued expenses and other current liabilities                                        1,991
                                                                                      --------
      Total current liabilities                                                          5,799
                                                                                      --------
LONG-TERM LIABILITIES:

   Long-term debt, net of unamortized debt discount of $4,056                           20,744
   Taxes payable to Spanish taxing authorities                                           5,800
                                                                                      --------
                                                                                        26,544
                                                                                      --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
   Preferred stock, $.001 par value, 2,000 shares authorized, none issued
   Common stock $.001 par value, 50,000 shares authorized,
       5,365 shares issued and outstanding                                                   5
   Additional paid-in capital                                                           10,104
   Stock warrants outstanding                                                            4,912
   Accumulated other comprehensive income                                                1,605
   Accumulated deficit                                                                 (31,461)
                                                                                      --------
      Total stockholders' deficit                                                      (14,835)
                                                                                      --------
                                                                                      $ 17,508
                                                                                      ========


     See accompanying notes to condensed consolidated financial statements

                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   AND COMPREHENSIVE INCOME (LOSS) (Unaudited)
                   Three Months Ended March 31, 2000 and 1999
                    (in thousands, except for per share data)


                                                                     2000       1999
                                                                  -------    -------

REVENUES                                                          $ 3,848    $ 3,238
                                                                  -------    -------

COSTS AND EXPENSES

   Cost of revenues                                                 2,107      1,731
   Depreciation and amortization                                      702        720
   Selling, general and administrative                              1,141      1,432
                                                                  -------    -------
                                                                    3,950      3,883
                                                                  -------    -------

LOSS FROM OPERATIONS                                                 (102)      (645)
                                                                  -------    -------
OTHER EXPENSES:
   Interest expense                                                (1,005)      (736)
   Foreign exchange loss                                              (54)      (187)
   Other                                                                          (3)
                                                                  -------    -------
                                                                   (1,059)      (926)
                                                                  -------    -------

LOSS FROM CONTINUING OPERATIONS                                    (1,161)    (1,571)

DISCONTINUED OPERATIONS, income from operations of discontinued                 186
truckstop segment                                                 -------    -------

NET LOSS                                                          $(1,161)   $(1,385)
                                                                  =======    =======

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, basic and diluted       5,365      3,364
                                                                  =======    =======

EARNINGS (LOSS) PER COMMON SHARE, basic and diluted
   From continuing operations                                     $ (0.22)   $ (0.47)
   From discontinued operations                                                 0.06
                                                                  -------    -------
   Net loss                                                       $ (0.22)   $ (0.41)
                                                                  =======    =======

COMPREHENSIVE INCOME (LOSS)

Net loss                                                          $(1,161)   $(1,385)

Other comprehensive income, foreign currency
  translation adjustment                                              570        522
                                                                  -------    -------

Comprehensive loss                                                $  (591)   $  (863)
                                                                  =======    =======



      See accompanying notes to condensed consolidated financial statements

                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                  Three Months Ended March 31, 2000 and 1999
                              (in thousands)


                                                                      2000       1999
                                                                   -------    -------

CASH FLOWS FROM OPERATING ACTIVITIES                               $   141    $    53
                                                                   -------    -------

NET CASH USED IN INVESTING ACTIVITIES, purchases of property and      (256)      (385)
   equipment                                                       -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term debt                                        577
  Payments of short-term debt                                         (146)       (56)
                                                                   -------    -------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                    431        (56)
                                                                   -------    -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                (23)      (181)
                                                                   -------    -------

NET INCREASE (DECREASE) IN CASH                                        293       (569)

CASH
  Beginning of period                                                  934      1,955
                                                                   -------    -------

  End of period                                                    $ 1,227    $ 1,386
                                                                   =======    =======




      See accompanying notes to condensed consolidated financial statements

                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.   Unaudited Statements.

     The accompanying condensed consolidated financial statements of Trans World Gaming Corp. (the "Company" or "TWG") as of March 31, 2000 and for the three months ended March 31, 2000 and 1999 are unaudited and reflect all adjustments of a normal and recurring nature to present fairly the financial position, results of operation and cash flows for the interim periods. These unaudited condensed, consolidated financial statements have been prepared by the Company pursuant to the instructions to Form 10-QSB. Pursuant to such instructions, certain financial information and footnote disclosures normally included in such financial statements have been condensed or omitted.

     These unaudited condensed, consolidated financial statements should be read in conjunction with the audited, consolidated financial statements and notes thereto, together with management's discussion and analysis or plan of operations, contained in the Company's Annual Report Form 10-KSB for the year ended December 31, 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results for the entire year ending December 31, 2000.

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered significant losses from operations and has a working capital deficit of $4,110,000 and a stockholders' deficit of $14,835,000 as of March 31, 2000. Furthermore, the Company is highly leveraged with debt and has been unable to pay their obligations as they become due. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has taken steps to improve its situation including the expansion of its Czech operations by means of the December 1999 opening of its third Czech casino, and certain cost cutting measures. Further, management's plans include an expansion strategy to counter the affects of seasonality on the Company's cash flows. The goals of the expansion strategy are to diversify the Company's portfolio of operations in terms of geographical location and to add hotels to the mix of operations. In implementing its expansion strategy, the Company is seeking management or joint venture agreements and leased space arrangements that will avoid further indebtedness.

2.   Basic earnings (loss) per common share is computed by dividing net income
     (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share incorporates the dilutive effect of common stock equivalents on an average basis during the period. The Company's common stock equivalents currently include stock options and warrants. Dilutive earnings (loss) per common share has not been presented for the three month periods ended March 31, 2000 and 1999 since the inclusion of common stock equivalents either did not have a material effect on basic earnings (loss) per common share or would have been antidilutive.

                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3. Business unit information listed below reflects the four business units in operation during the three months ended March 31, 2000.


                              ----------------------------------------------------------------------------
                                                Czech Republic
                              --------------------------------------------------- Zaragoza,     Grand
                                 Ceska      Rozvadov    Snojmo (1)    Subtotal      Spain       Total
                              ----------------------------------------------------------------------------
ACTUAL 2000:
Total number of guests           13,320        8,475       11,839        33,634        6,255      39,889
Average drop per guest          $   409      $   298      $   273       $   333      $   550     $   367
Total drop ($000)                 5,451        2,522        3,234        11,207        3,440      14,647
Win percentage                     18.6%        17.2%        14.4%         17.1%        24.0%       18.7%

Total Revenue ($000)              1,305          610          767         2,682        1,166       3,848

Income from operations
exclusive of amortization
and depreciation ($000)             595          232           37           864           27         891





                              --------------------------     --------------
                                   Czech Republic
                              --------------------------       Zaragoza,
                                 Ceska      Rozvadov           Spain
                              --------------------------     --------------
ACTUAL 1999 (2):
Total number of guests           13,250          6,753          6,845
Average drop per guest          $   458        $   228        $   559
Total drop ($000)                 6,066          1,538          3,829
Win percentage                     18.7%          21.0%          14.5%

Total Revenue ($000)              1,706            462          1,070

Income from operations
exclusive of amortization
and depreciation ($000)             645             51           (143)




                              --------------------------   --------------
                                   Czech Republic
                              --------------------------     Zaragoza,
                                 Ceska        Rozvadov          Spain

                              --------------------------   --------------
VARIANCE TO 1999 (2):
Total number of guests               70         1,722           (590)
Average drop per guest          $   (49)      $    70        $    (9)
Total drop ($000)                  (615)          984           (389)
Win percentage                    (0.10)        (3.80)          9.50


Total Revenue ($000)               (401)          148             96

Income from operations
exclusive of amortization
and depreciation ($000)             (50)          181            170




(1)  Operations commenced December, 1999
(2)  Includes continuing operations only

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

In the first quarter of 1999, the Company's largest source of revenue was its US-based truckstop operations in Louisiana. In addition, the Company operated two casinos in Ceska and Rozvadov in the Czech Republic and a casino/hotel in Zaragoza, Spain (CDZ). As a result of the closure of the Louisiana-based operations due to changes in the local gaming laws and the opening of a casino near Snojmo, Czech Republic, the Company operated three casinos in the Czech Republic and a casino/hotel in Zaragoza, Spain in the first quarter of 2000. Comments with regard to variances to prior year are, except as noted, based on continuing operations only.

First quarter revenues increased by $610,000 from 1999 to 2000. The revenue improvement was the result of the initiation of operations of the third Czech Republic casino in Snojmo, which commenced operations in December 1999 and was launched by means of a Grand Opening party on January 22, 2000. The first quarter revenue of $767,000 from those operations in Snojmo more than offset the net decrease in revenues of the casinos in Ceska, Rozvadov, and Zaragoza.

$408,000 of the $610,000 revenue increase in the first quarter of 2000 flowed through to the Loss From Continuing Operations (-$1,163,000 in 2000 from -$1,571,000 in 1999), a retention rate of 67%. The excellent flow through was the net result of improved efficiencies in the operations; the minimal increase in overhead administration costs related to the Snojmo casino due to benefits of economies of scale; and a decrease in Corporate overhead expenses in both London and New York, which imposed strict expenditure controls and benefited from lower legal fees. Further, as a result of the April closure of the London office, these costs will continue to decline.

In a very positive statistical indicator, both attendance (+1,172) and Total Drop (+$82,000), the total value of playing chips sold to guests, for all business units combined exceeded expectations in the first quarter of 2000. The first quarter 2000 attendance in Ceska, Czech Republic increased by 70, the attendance in Rozvadov, Czech Republic grew by 1,722, and the attendance in Zaragoza, Spain declined by 590 versus the same period in 1999.

Despite positive variances versus expectations in both overall attendance and Total Drop, a poor overall Win Percentage (18.7), the portion of the Total Drop that was won by the House, particularly in the newly-opened Snojmo casino (14.4), resulted in the first quarter 2000 revenues being short of expectations. The disappointing Win Percentages were artificially influenced by a program whereby special gaming chips, which were awarded to guests as part of the admission fee entitlements, were excluded from the basis of calculation of the Win Percentages. In Snojmo, where the admission fee and the associated gaming chip value were highest, the impact on the Win Percentage was more pronounced.

Also affecting the Win Percentages was the inexperience of the dealers in Snojmo and the crowded gaming table conditions in both Snojmo and Rozvadov, particularly on the weekends. Efforts are being made to remedy these situations through a combination of training and expansion. In Snojmo, the quieter afternoon period is being used to conduct dealer training, and quotes have been obtained for the equipment related to the addition of five gaming tables. While this expansion was planned to occur in October 2000, funding permitting, the timetable may be accelerated.

Rozvadov has expanded to eight tables from seven. The operating plan calls for expansion to nine tables in March 2000. However, without performing major renovation work, the casino space is too limited to accommodate another table. Until a final decision is made with regard to the potential relocation of the facility (see Plan of Operations-Czech Republic below), no investment in structural alterations is planned.

Despite the disappointing Win Percentage in Rozvadov (17.2), the attendance growth combined with a $70 increase in the Average Drop Per Head, produced a $148,000 revenue increase in the first quarter 2000 versus the previous year. The increase in the Average Drop Per Head stat, the average dollar amount of chips sold to each guest, is indicative of the improvement in the marketing efforts in Rozvadov to draw in higher spending clients.

The first quarter revenue decline of -$401,000 in Ceska, $1,706,000 in 1999 versus $1,305,000 in 2000, is of concern. In the face of stronger competition, Ceska has experienced some erosion of its client base. Further, as evidenced by the decline in the Average Drop Per Head, -$49 in the first quarter of 2000 versus the first quarter of 1999, the migration of clients has included some of the casino's "bigger" players. In response, the newly-appointed Managing Director of Operations for the Company's casinos in the Czech Republic has initiated several programs to lure customers back to Ceska. German speaking hosts have been hired, and German language courses have begun. The complimentary beverage policy has been revised to match the benefits offered by competing casinos in the area. Marketing and promotional activities have been increased, and customer service training has been given a high priority. Moreover, a project to relocate the casino to a new facility closer to the German border is being pursued (see Plan of Operations below).

In Zaragoza, where the casino experienced an exceptionally strong first quarter 2000, particularly in February, the first quarter 2000 Win Percentage of 24.0 was 9.5 percentage points higher than in 1999 and total revenue improved by $96,000.

Operating expenses were well controlled in the business units in the first quarter 2000 with the principal cost reductions coming from the Gaming department in Ceska, in which the operating costs were $69,000 lower than in the same period in 1999 and the Gaming department in Zaragoza, in which the operating costs were $47,000 lower than the same period in 1999; General and Administrative costs in Ceska, which decreased by $46,000 from the first quarter of 1999 and which benefited from Snojmo cost allocations; and promotional costs in Sales & Marketing in Rozvadov which decreased by $19,000 versus the first quarter of 1999.

Interest expense increased by $269,000 in the first quarter of 2000 versus the same period in 1999. The increase was comprised of $90,000 of interest expense and $30,000 of amortization of discounts on warrants relative to a $3,000,000 loan that was secured in October 1999 as well as $143,853 of interest expense related to a $4,800,000 loan, the interest of which was previously recorded on the books of the discontinued Louisiana operations.

ADMINISTRATIVE ISSUES:

Reorganization of the management in the Czech Republic took place in March 2000. The position of Regional Director of Operations was combined with that of Development Project Director, and a former auditor with the firm of Arthur Anderson was hired as Regional Controller for the Czech Republic operations of the Company. These changes will produce a net annual savings of approximately $100,000 in administrative expenses.

In another major cost-cutting move, the London office was closed in April 2000. The Company's Vice President of Development, who is based in London, will work from an in-home office when he is not on the road.

SALES & MARKETING:

With the exception of the grand opening party in Snojmo, marketing initiatives in the first quarter of 2000 were limited but are being increases in the second quarter. The Czech casinos continued their strategy of having mid-week tombolas, hosting "theme" parties such as the one that celebrated Leap Year, and sending direct mail advertising pieces. In Spain, "theme" parties were held in conjunction with the region's three holidays; a radio campaign was begun, which was designed to promote catering and restaurant operations; and a new hotel brochure was printed and distributed.

OTHER:

It is anticipated that the Proxy Statement for the 2000 Annual Meeting of Shareholders (the "2000 Annual Meeting") will be sent to all shareholders the week of May 22, and the 2000 Annual Meeting will take place in Prague, Czech Republic on or about June 19, 2000. Included in the Proxy Statement will be a proposal to change the Company's name from "Trans World Gaming Corp." to "Trans World Corporation". This name change recommendation is based on the Company's plans to diversify its operations to include hotels.

LIQUIDITY AND CAPITAL RESOURCES

The deficit in the Company's working capital, defined as current assets minus current liabilities, grew by $.134 million to $4.110 million at March 31, 2000 from $3.976 million at December 31, 1999 and by $.501 million in comparison to the 1999 counterpart.

The Company believes, although there can be no assurance, that existing cash and anticipated cash flows from current operations will be sufficient to satisfy its on-going operations, liquidity and capital requirements for the next twelve months, notwithstanding its present inability to meet certain obligations. However, the Company will require additional debt and/or equity financing in order to consummate certain planned expansion and acquisitions as described under "Plan of Operations" below.

For the three months ended March 31, 2000, the Company had net cash provided by operations of $141,000. This was primarily a result of a $1,161,000 loss from operations, $702,000 of depreciation and amortization, $195,000 of non-cash interest related to the amortization of debt discount (recorded in connection with the warrants issued with certain private placements of $20 million in 12% Secured Notes ("Senior Notes") in March 1998 and October 1999), and a $405,000 net increase in cash attributable to changes in operating assets and liabilities. For the three months ended March 31, 2000, $256,000 was used in investment activities, primarily for the purchase of property and equipment in the Czech Republic and $431,000 was provided by financing activities, which included the repayment of $146,000 for short-term working capital obligations and the proceeds of a new short-term working capital obligation of $577,000 payable in equal monthly installments through September 2001. Also during the three months ended March 31, 2000, the Company met its long-term debt interest payment obligations associated with the March 1998 and October 1999 Senior Notes.

The Company has, from time to time, been in technical default of the Senior Notes and has relied upon the forbearance and waivers from a majority interest of the holders thereof. Value Partners represents a majority in interest of the holders of the Senior Notes. The Company has borrowed other amounts from Value Partners from time to time (some of which have been in technical default for which forbearance or waivers have been granted) and may seek to borrow additional funds or obtain equity investments from Value Partners in the future. At March 31, 2000, Value Partners owned 65.8% of the Company's long-term debt and owned warrants to acquire 60.6% of the Company's shares of Common Stock.

At March 31, 2000, the Company has approximately $6.9 million in taxes payable to the Diputacion de Aragon (DGA), the Spanish Social Security Authorities and the City Council of Alfajarin (collectively, the Spanish Taxing Authorities). The aggregate amount of taxes payable to the Spanish Taxing Authorities are a result of the Company's assumption of such liabilities in connection with its April 1998 acquisition of CDZ and deferral of certain taxes thereafter. As part of the terms of the April 1998 acquisition of CDZ, the Company negotiated a verbal agreement with the local representatives of the DGA to allow the casino to relocate from its present position, approximately 15 miles outside of Zaragoza, to the center of downtown Zaragoza, subject to a decree. However, instead of a decree, in February 2000, the DGA introduced a law that would allow the casino to relocate. It is expected that the law will be presented to local Spanish parliament in the Summer of 2000. The Company believes, based on its discussions with Spanish authorities, the law has little opposition and is expected to pass. Further, the Company believes, based on the forgoing, that future cooperation and deferral from the Spanish Taxing Authorities are anticipated. Upon commencement of operations at its new location, the Company believes that it will be able to generate sufficient revenues to meet its obligations to the Spanish Taxing Authorities. There can be no assurances that any of the events described above will be realized. See further discussion of Spain in "Plan of Operations".

PLAN OF OPERATIONS

CZECH REPUBLIC

In April 1999, the Company purchased a parcel of land in Folmova, Czech Republic in the same region as the existing Ceska casino but nearer to the German border. The Company intends to construct a new casino on this land and to relocate the Ceska operation to the new facility. The strategy of this move would increase the exposure of the casino due to its location directly on the border road the proximity of which permits immediate access to the casino as opposed to the casino of Ceska's main competitor; would allow for a larger parking facility than that which exists in Ceska; would address the issue of capacity constraints on the weekend in that it would allow for an increase in the number of gaming tables over the existing space; and would allow for a floor plan to be designed which, unlike the Ceska building, would optimize the casino's equipment layout. Subsequent to relocation of the casino operation from Ceska to Folmova, the Ceska facility will be used as office space and as a training center supporting all of the Czech casinos.

Based on the attendance versus capacity challenges experienced at the existing casino in Rozvadov, the Company has moved forward with its plan to expand the number of tables in the facility and is considering the possibility of relocating the casino to a larger facility adjacent to a highway.

The casino near Snojmo opened on December 22, 1999 and has, in terms of both attendance (11,839) and Total Drop ($3,234,000), thus far exceeded the budgeted expectations of 9,100 in attendance and $3,022,000 in Total Drop. The budget calls for the addition of five gaming tables in October 2000, and based on the results in the first quarter of 2000, that timetable may, funding permitting, be accelerated.

SPAIN

In anticipation of receiving permission to move the CDZ casino to center city Zaragoza, TWG is in the process of completing negotiations to lease available space in a cinema adjacent to a downtown hotel location. The cinema was chosen due to its desirable location, together with the advantages of providing common services with the hotel (food, maintenance, parking and accommodations). CDZ is expected to reopen at this new location within ten months after it receives permission to move, subject to the approval by the Spanish parliament in the Summer of 2000. Pending local planning board approvals, the casino will have approximately 17 gaming tables and 120 slot machines. The investment required by TWG upon receipt of the approvals is anticipated to total approximately $6.0 million.

LONG RANGE OBJECTIVE

The Company's long-range objectives are to develop the Company's casino operations brand name, American Chance Casinos, into a leading name in the small casino niche market overseas and to diversify the Company's operations to include ownership and/or management of small to midsize hotels, which are complementary to the Company's casino operations. To achieve these goals, the Company's strategy consists of: (i) identifying business opportunities in areas where economic conditions, cultural habits, and political climates are favorable to investment in existing, or construction of new, gaming and hotel facilities;
(ii) forming a team of TWG's casino and hotel experts to develop and market a complete set of operational and administrative guidelines for the purpose of securing casino and hotel management contracts; and (iii) to demonstrate its effectiveness as an owner/operator of small casinos through improved efficiencies in its existing operations.

DEVELOPMENT:

Expansion projects currently being studied by TWG as part of the Company's business development strategy include the following:

Cairo - A proposal submitted by TWG to lease casino space in a hotel in Cairo Egypt is under review by the hotel's owning company.

Croatia - The Company is exploring a potential deal that would result in the acquisition of a combination of hotels and casinos.

Internet - Talks are underway with an internet gaming company regarding a foreign-based internet gaming license. A study, which excludes the United States from the potential customer base, is being prepared.

YEAR 2000 CONVERSION

The Company did not experience any computer system glitches related to the date change to the year 2000.

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

The Company currently is involved as a plaintiff, through its Chrysolith affiliate, in litigation challenging the Louisiana Voter Mandate. (See Item 1 of the Form 10-KSB/A for December 31, 1999 - "Description of Business - Louisiana Operations").

The Company is not currently involved in any other material legal proceeding nor was it involved in any other material litigation during the quarter ended March 31, 2000.

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

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 10-QSB

         a.  Exhibits
         b.  Reports on Form 10-KSB

             The Company filed a Periodic Report on Form 10-KSB on April 17, 2000 for the year ending December 31, 1999, which is anticipated being amended on or before May 31, 2000.


----------------------------------------------------------------------------------------------------------------------------
Item No              Item                                               Method of Filing

3.2                  Bylaws                                             Incorporated by reference to Exhibit 3.2 contained in
                                                                        the registration statement on Form SB-2
                                                                        (File No. 33-85446-A).

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

4.3                  Form of Warrant Agreement                          Incorporated by reference to Exhibit 4.3 contained in
                                                                        the registration statement on Form SB-2 (File No.
                                                                        33-85446-A).

4.4                  Confidential Private Placement Memorandum          Incorporated by reference to Exhibit 4.4 contained in
                     dated June 17, 1996                                Form 10-KSB for the fiscal year ended December 31,
                                                                        1996. (File No. 0-25244)

4.5                  Supplement No. 1 dated January 14, 1997 to         Incorporated by reference to Exhibit 4.5 contained in
                     Confidential Private Placement Memorandum          Form 10-KSB for the fiscal year ended  December  31,
                     dated June 17, 1996                                1996. (File No. 0-25244)

4.6                  Indenture dated as of November 1, 1996             Incorporated by reference to Exhibit 4.6 contained in
                     between the Company and Trans World Gaming of      Form 10-KSB for the fiscal year ended December 31,
                     Louisiana, Inc., as Issuer, and U.S. Trust         1996. (File No. 0-25244)
                     Company of Texas, N.A., as Trustee

4.7                  Form of 12% Secured Convertible Senior Bond        Incorporated by reference to Exhibit 4.7 contained in
                     due June 30, 1999                                  Form 10-KSB for the fiscal year ended December 31,
                                                                        1996. (File No. 0-25244)

                    Form of Warrant to Purchase Common Stock dated      Incorporated by reference to Exhibit 4.8 contained in
4.8                 July 1, 1996                                        Form 10-KSB for the fiscal year ended December 31,
                                                                        1996. (File No. 0-25244)

4.9                 Form of Warrant for Purchase of Shares of           Incorporated by reference to Exhibit 4.9 contained in
                    Common Stock dated January 1, 1997                  Form 10-KSB for the fiscal year ended December 31,
                                                                        1996. (File No. 0-25244)

4.10                Form of Non-Negotiable Promissory Note dated        Incorporated by reference to Exhibit 4.10 contained
                    January 1, 1997                                     in Form 10-KSB for the fiscal year ended December 31,
                                                                        1996. (File No. 0-25244)

4.11                First Amended Senior Secured Promissory Note        Incorporated by reference to Exhibit 4.11 contained
                    dated December 19, 1997                             in Form 10-KSB for the fiscal year ended December 31,
                                                                        1997 filed on March 30, 1998. (File No. 0-25244)



4.12                Form of Warrant for Purchase of Shares of           Incorporated by reference to Exhibit 4.12 contained in
                    Common Stock dated January 15, 1998                 Form 10-KSB for the fiscal year ended December 31, 1997
                                                                        filed on March 30, 1998. (File No. 0-25244)

4.13                Lenders Waiver and Option Agreement dated           Incorporated  by reference  to Exhibit 4.13  contained
                    March 9, 1998                                       in Form 10-KSB for the fiscal year ended  December 31,
                                                                        1997 filed on March 30, 1998. (File No. 0-25244)

4.14                Indenture dated March 31, 1998 among the            Incorporated by reference to Exhibit 4(I) contained
                    Company, TWG International U.S. Corporation,        in the Form 8-K filed on April 14, 1998 (File No.
                    TWG Finance Corp. and U.S. Trust Company of         0-25244)
                    Texas, N.A.

4.15                Series C Warrant to Purchase Common Stock           Incorporated by reference to Exhibit 4(II) contained
                    dated March 31, 1998                                in the Form 8-K filed on April 14, 1998 (File No.
                                                                        0-25244)

4.16                Indenture dated March 31, 1998 between TWG          Incorporated by reference to Exhibit 4(III) contained
                    International U.S. Corporation and U.S. Trust       in the Form 8-K filed on April 14, 1998 (File  No.
                    Company of Texas, N.A.                              0-25244)

4.17                Consent to Amend Indenture, Bonds and Warrants      Incorporated by reference to Exhibit 4(IV) contained
                    dated March 25, 1998 by and between the             in the Form 8-K filed on April 14, 1998 (File No.
                    Company, Trans World Gaming of Louisiana,           0-25244)
                    Inc., U.S. Trust Company of Texas, N.A., and
                    certain individuals

4.18                First Amended Indenture dated March 31, 1998        Incorporated by reference to Exhibit 4(V) contained
                    among the Company, TWGLa and U.S. Trust             in the Form 8-K filed on April 14, 1998 (File No.
                    Company of Texas, N.A.                              0-25244)

4.19                First Amended Indenture dated March 31,1998         Incorporated by reference to Exhibit 4(V) contained
                    among the Company, TWGLa and U.S. Trust             in the Form 8-K filed on April 14, 1998 (File No.
                    Company of Texas, N.A.                              0-25244)

4.20                Series A Warrant to Purchase Common Stock           Incorporated by reference to Exhibit 4(VI)  contained
                    dated March 31, 1998                                in the Form 8-K filed on April 14, 1998  (File  No.
                                                                        0-25244)

4.21                Series B Warrant to Purchase Common Stock           Incorporated by reference to Exhibit 4(VII) contained
                    dated March 31, 1998                                in the Form 8-K filed on April 14, 1998 (File No.
                                                                        0-25244)

4.22                Agreement to Amend Warrants dated March 31,         Incorporated by reference to Exhibit 4(VIII)
                    1998 among the Company and the named Holders        contained in the Form 8-K filed on April 14, 1998
                                                                        (File No.0-25244)




10.1                Agreement for Exchange of Shares dated July         Incorporated by reference to Exhibit 10.1 contained
                    12, 1994,between the Company and the                in the  registration statement on Form SB-2 (File No.
                    shareholders of Lee Young Enterprises, Inc.         33-85446-A).

10.2                Asset Purchase Agreement dated as of September      Incorporated by reference to Exhibit 10.2 contained
                    21,1994, between the Company and Prime              in the registration statement on Form SB-2 (File No.
                    Properties, Inc.                                    33-85446-A).

10.3                Agreement of Sale dated as of September 21,         Incorporated by reference to Exhibit 10.3 contained
                    1994, between the Company and Prime                 in the  registration statement on Form SB-2 (File No.
                    Properties, Inc.                                    33-85446-A).

10.4                Form of Lease between Prime Properties, Inc.        Incorporated by reference to Exhibit 10.4 contained
                    and the Company.                                    in the  registration statement on Form SB-2 (File No.
                                                                        33-85446-A).

10.5                Agreement dated September 21, 1994, among           Incorporated by reference to Exhibit 10.5 contained
                    Chrysolith, LLC, Prime Properties, Inc.,            in the registration statement on Form SB-2 (File No.
                    Monarch Casinos, Inc. of Louisiana, and the         33-85446-A).
                    Company.

10.6                Asset Purchase Agreement dated September 21,        Incorporated by reference to Exhibit 10.6  contained
                    1994, between Chrysolith L.L.C. and Monarch         in the registration statement on Form SB-2 (File No.
                                                                        33-85446-A).

10.7                Lease (with option) dated May 10, 1994 among        Incorporated by reference to Exhibit 10.7 contained
                    Lula  Miller, Inc., Charles A. Jones III and        in the registration statement on Form SB-2 (File No.
                    Kelly McCoy Jones, as Lessor, and Monarch, as       33-85446-A).
                    Lessee.

10.8                Offer to Purchase dated October 4, 1994, among      Incorporated by reference to Exhibit 10.8  contained
                    Trans World Gaming of Louisiana, Inc.,              in the registration statement on Form SB-2 (File No.
                    Monarch,  Lula Miller, Inc., Charles A. Jones       33-85446-A).
                    III and Kelly McCoy Jones.

10.9                Memorandum of Agreement dated March 18, 1994,       Incorporated by reference to Exhibit 10.9 contained 10.9
                    between the Company and Yves Gouhier and            in the registration statement on Form SB-2 (File No.
                    Camille Costard to acquire shares of                Casino 33-85446-A).
                    Cherbourg S.A., as amended (English
                    translation, except amendment is in French.)

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

10.14               Form of 4 1/2% Bridge Note                          Incorporated by reference to Exhibit 10.14 contained
                                                                        in the registration statement on Form SB-2 (File No.
                                                                        33-85446-A).

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

10.17               Operating Agreement dated as of December 22,        Incorporated by reference to Exhibit 10.17 contained
                    1994 between the Company and Chrysolith             in the Form 10-KSB for the fiscal year ended December
                    relating to the Gold Coin.                          31, 1994 (File No. 0-25244).


10.18               Note in principal amount $75,000 payable by         Incorporated by reference to Exhibit 10.18 contained
                    Monarch (and assumed by the Company).               in the Form 10-KSB for the fiscal year ended December
                                                                        31, 1994 (File No. 0-25244).

10.19               Lease Agreement dated May 1, 1993 between           Incorporated by reference to Exhibit 10.19 contained
                    National Auto/Truck Stops, Inc. and Prime           in the Form 10-KSB for the fiscal year ended December
                    Properties with respect to the 76 Plaza             31, 1995 (File No. 0-25244).



10.20               Agreement and General Release dated as of           Incorporated by reference to Exhibit 10.20 contained
                    March 6, 1996 between the Company and R. K.         in the Form 10-KSB for the fiscal year ended December
                    Merkey.                                             31, 1995 (File No. 0-25244).


10.21               Forbearance Agreement dated January 19, 1996        Incorporated by reference to Exhibit 10.21 contained
                    between the Company and Chrysolith                  in the Form 10-KSB for the fiscal year ended December
                                                                        31, 1995 (File No. 0-25244).

10.22               Letter Agreement dated January 30, 1996             Incorporated by reference to Exhibit 10.22 contained
                    between the Company and Chrysolith regarding        in the Form 10-KSB for the fiscal year ended December
                    forbearance payments                                31, 1995 (File No. 0-25244).




10.23               Consulting Agreement dated January 1, 1997          Incorporated by reference to Exhibit 10.23 contained
                    between the Company and Stanley Kohlenberg          in the Form 10-KSB for the fiscal year ended
                                                                        December 31, 1996 (File No. 0-25244).

10.24               Employment Agreement dated December 26,             Incorporated by reference to Exhibit 10.24 contains
                    1996 between the Company and Andrew                 in Form 10-KSB for the fiscal year ended December 31,
                    Tottenham                                           1996 (File No. 0-25244).

10.25               Employment Agreement date February 1, 1997          Incorporated by reference to Exhibit 10.25 contained
                    between the Company and Christopher Moore           in Form 10-KSB for the fiscal year ended December 31,
                                                                        1996 (File No. 0-25244).

10.26               Cancellation Agreement dated as of October 3,       Incorporated by reference to Exhibit 10.26 contained
                    1996 between the Company and Mid-City               in the Form 10-KSB for the fiscal year ended December
                    Associates                                          31, 1996 (File No. 0-25244).

10.27               Agreement of Lease dated as of October 2,           Incorporated by reference to Exhibit 10.27 contained
                    1996 between the Company and Mid-City               in the Form 10-KSB for the fiscal year ended December
                    Associates                                          31, 1996 (File No. 0-25244).

10.28               Stock Purchase Agreement dated as of January        Incorporated by reference to Exhibit 10.28 contained
                    1, 1997 among the Company, Andrew Tottenham         in the Form 10-KSB for the fiscal year ended December
                    and Robin Tottenham                                 31, 1996 (File No. 0-25244).

10.29               Employment Agreement dated April 15, 1997           Incorporated by reference to Exhibit 10.29 contained
                    between the Company and James Hardman               in Form 10-KSB for the fiscal year ended December 31,
                                                                        1997 filed on March 30, 1998. (File No. 0-25244)

10.30               Stock Purchase Agreement dated as of January        Incorporated by reference to Exhibit 10.30 contained
                    20, 1998 between the Company and 21st Century       in Form 10-KSB for the fiscal year ended December 31,
                    Resorts                                             1997 filed on March 31, 1998. (File No. 0-25244)


10.31               Form of the Subscription Agreement for the          Incorporated by reference to Exhibit 10.31 contained
                    Private Placement                                   in Form 10-KSB for the fiscal year ended December 31,
                                                                        1997 filed on March 31, 1998. (File No. 0-5244)

10.32               Escrow Agreement dated March 17, 1998 among         Incorporated by reference to Exhibit 10.32 contained
                    the Company, TWG Finance Corp., TWG                 in Form 10-KSB for the fiscal year ended December 31,
                    International U.S. Corporation as Issuer and        1997 filed on March 30, 1998. (File No. 0-25244)
                    U.S. Trust Company of Texas, N.A., as Trustee




10.33               Consulting Agreement between Chrysolith,            Incorporated by reference to Exhibit 10 contained in
                    L.L.C. and Lee Young dated January 1, 1997          the Form 10-QSB for the quarter ended June 30, 1996
                                                                        filed on August 14, 1996 (File No. 0-25244)

10.34               Purchase Agreement dated as of April 15, 1997       Incorporated by reference to Exhibit 10.34 contained
                    among the Company, James R. Hardman, Jr. and        in the Form 10-Q for the quarter ended March 31,
                    Multiple Application Tracking System                1997, filed on May 9, 1997 (File No. 0-25244)

10.35               License Agreement dated as of April 15, 1997        Incorporated by reference to Exhibit 10.35 contained
                    between the Company and James R. Hardman, Jr.       in the Form 10-Q for the quarter ended March 31,
                                                                        1997, filed on May 9, 1997 (File No. 0-25244)

10.36               Loan Agreement dated June 11, 1997 between          Incorporated by reference to Exhibit 10.36 contained
                    the Company and Value Partners                      in the Form 8-K filed on June 17, 1997 (File No.
                                                                        0-25244)

10.37               $350,000 Senior Promissory Note dated June          Incorporated by reference to Exhibit 10.37 contained
                    11, 1997                                            in the Form 8-K filed on June 17, 1997 (File No.
                                                                        0-25244)

10.38               Joint Activity Agreement dated March 31, 1997       Incorporated by reference to Exhibit 10.38 contained
                    between Mr. Mahmud Avdiyev and Tottenham &          in the Form 8-K filed on June 17, 1997 (File No.
                    Co., d/b/a ART marketing Ltd.                       0-25244)

10.39               Loan Agreement dated October 27, 1997,              Incorporated by reference to Exhibit 10.39 contained
                    between Value Partners, and the Company             in the Form 10-QSB for the quarter ended September 30,
                                                                        1997, filed on November 12, 1997 (File No. 0-25244)

10.40               $262,500 Senior Promissory Note dated               Incorporated by reference to Exhibit 10.40 contained
                    October 27, 1997                                    in the Form 10-QSB for the quarter ended September 30,
                                                                        1997, filed on November 12, 1997 (File No. 0-25244)

10.41               Warrant to Purchase Common Stock dated              Incorporated by reference to Exhibit 10.41 contained
                    November 27, 1997                                   in the Form 10-QSB for the quarter ended September 30,
                                                                        1997, filed on November 12, 1997 (File No. 0-25244)

10.42               Employment Agreement between the Company and        Incorporated by reference to Exhibit 10.42 contained
                    Rami S. Ramadan dated July 12, 1999                 in the Form 8-K filed on July 13, 1999 (File No.
                                                                        0-25244)



10.43               Severance Agreement between the Company and          Incorporated by reference to Exhibit 10.43 contained
                    Stanley Kohlenberg dated May 23, 1999                in the Form 8-K filed on July 13, 1999 (File No.
                                                                         0-25244)

10.44               Severance Agreement among the Company, Trans         Incorporated by reference to Exhibit 10.44
                    World Gaming of Louisiana, TWG International         contained in the Form 8-K filed on July 13, 1999
                    U.S. Corporation and TWG Finance Corp. and           (File No. 0-25244)
                    Dominick J. Valenzano dated July 12, 1999

10.45               Form of Lease Agreement between London               Incorporated by reference to Exhibit 10.45
                    Investments s.r.o. and the Company                   contained in the Form 8-K filed on July 13, 1999
                                                                         (File No. 0-25244)

10.46               1998 Incentive Stock Option Plan                     Incorporated by reference to Exhibit 10.46
                                                                         contained in the Form 8-K filed on April 14,
                                                                         2000 (File No. 0-25244)

10.47               1999 Non-Employee Director Stock Option Plan         Incorporated by reference to Exhibit 10.47
                                                                         contained in the Form 8-K filed on April 14,
                                                                         2000 (File No. 0-25244)

10.48               Form 12% Secured Senior Note due March 2005          Incorporated by reference to Exhibit 10.48
                                                                         contained in the Form 8-K filed on April 14,
                                                                         2000 (File No. 0-25244)

10.49               Form of Warrant to Purchase Common Stock             Incorporated by reference to Exhibit 10.49
                    dated October 15, 1999                               contained in the Form 8-K filed on April 14,
                                                                         2000 (File No. 0-25244)

16.1                Letter from Bederson & Co. (the Company's            Incorporated by reference to Exhibit 16.1
                    former independent public accountants)               contained in the Form 10-QSB for the fiscal year
                    relating to a change of accountants                  ended December 31, 1995, filed on November 12,
                                                                         1997 (File No. 0-25244)

16.2                Letter from Pannell, Kerr, Forster PC (the           Incorporated by reference to Exhibit 16.2
                    Company's former independent public                  contained in the Form 8-K filed on February 25,
                    accountants) relating to a change of                 1999 (File No. 0-25244)
                    accountants

27.1                Financial Data Schedule                              Filed herewith


                                     SIGNATURES

In accordance with the requirements of Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             TRANS WORLD GAMING CORP.


Date:    May 23, 2000                        By:  /s/ Rami S. Ramadan
                                                  ----------------------------
                                                      Chief Executive Officer
                                                      Chief Financial Officer