Form 10KSB/A
period 1999-12-31
TRANS WORLD GAMING CORP
filed 2000-05-30
CIK 914577

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 1999

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to ___________.

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

           / / The issuer's revenues for the year ended December 31, 1999 were approximately $12,294,000.

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

   Transitional Small Business Disclosure Format (check one: YES / /    NO /X/)
===============================================================================

                                        TRANS WORLD GAMING CORP.
                                              FORM 10-KSB

                                           TABLE OF CONTENTS


-------------------------------------------------------------------------------------------------------------
                                                                                                        Page
-------------------------------------------------------------------------------------------------------------
PART I
         Item 1.  Description of Business                                                                  1
                  General Development of Business                                                          1
                  Czech Republic                                                                           1
                  Spain                                                                                    2
                  Louisiana Operations                                                                     2
                  Other Terminated Ventures                                                                4
                  Multiple Application Tracking Systems, Inc.                                              4
                  The Boxer Casino                                                                         4
                  The Bishkek Casino                                                                       4
                  OTC Bulletin Board                                                                       5
                  Accounting and Financial Issues                                                          5
                  Corporate Information                                                                    5
                  Financial Information About Industry Segments                                            5
                  Narrative Description of Business                                                        6
                  Industry Overview                                                                        6
                  The Company's Facilities                                                                 6
                  Louisiana Gaming                                                                         6
                  Woodlands Truckstop                                                                      6
                  Czech Republic                                                                           6
                  Spain                                                                                    6
                  Future Operations                                                                        7
                  Czech Republic                                                                           7
                  Spain                                                                                    7
                  Long Range Objectives                                                                    7
                  Marketing                                                                                8
                  Czech Republic                                                                           8
                  Spain                                                                                    8
                  Acquisition Agreement                                                                    8
                  Regulations and Licensing                                                                9
                  Federal Regulation                                                                       9
                  Competition                                                                              9
                  Employees                                                                               10
         Item 2.  Description of Property                                                                 10
                  Corporate Offices                                                                       10
                  Louisiana                                                                               10
                  Czech Republic                                                                          10
                  Spain                                                                                   10
         Item 3.  Legal Proceedings                                                                       10
         Item 4.  Submission of Matters to a Vote of Security Holders                                     11
-------------------------------------------------------------------------------------------------------------
                                                     i


                                           TABLE OF CONTENTS


-------------------------------------------------------------------------------------------------------------
                                                                                                        Page
PART II.
         Item 5.  Market for Common Equity and Related Stockholder Matters                                12
         Item 6.  Management's Discussion and Analysis or Plan of Operations                              13
                  Forward-Looking Statements                                                              13
                  Results of Operations                                                                   13
                  Revenues                                                                                13
                  Costs of Revenues                                                                       16
                  Earnings/(Loss)                                                                         17
                  Ceska, Czech Republic                                                                   17
                  Rozvadov, Czech Republic                                                                18
                  Zaragoza, Spain                                                                         18
                  Liquidity and Capital Resources                                                         19
                  Plan of Operations                                                                      20
                  Important Factors to Consider                                                           20
                  Accumulated Deficit; Operating Losses; Going Concern                                    20
                  Termination of Louisiana Operations in 1999; Need to Diversify                          21
                  Taxation of Gaming Operations                                                           21
                  Dependence upon Key Personnel                                                           21
                  Need for Additional Financing                                                           21
                  International Activities                                                                22
                  Licensing and Regulation                                                                22
                  Liability Insurance                                                                     22
                  No Dividends                                                                            22
                  Possible Adverse Effect of Issuance of Preferred Stock                                  22
                  Dilutive Effect of Warrants                                                             23
         Item 7.  Financial Statements                                                                    23
         Item 8.  Changes In and Disagreements with Accountants on
                  Accounting and Financial Disclosure                                                     23

PART III.
         Item 9.  Directors and Executive Officers, Promoters and Control
                  Persons; Compliance with Section 16(a) of the Exchange
                  Act.                                                                                    24
                  Information about the Board and its Committees                                          25
                  Audit Committee                                                                         25
                  Executive Committee                                                                     25
                  Compensation Committee                                                                  25
                  Section 16(a) Beneficial Ownership Reporting Compliance                                 25
         Item 10. Executive Compensation                                                                  26
                  Summary of Cash and Certain Other Compensation                                          26
                  Option Grants and Exercises                                                             27
                  Directors' Compensation                                                                 27
                  Employment/Severance Agreements                                                         28
         Item 11. Security Ownership of Certain Beneficial Owners and
                  Management                                                                              28
-------------------------------------------------------------------------------------------------------------
                                                    ii



                                           TABLE OF CONTENTS


-------------------------------------------------------------------------------------------------------------
                                                                                                        Page
         Item 12. Certain Relationships and Related Transactions                                          31
         Item 13. Exhibits and Reports on Form 8-K                                                        33
                  (a)      Exhibits                                                                       33
                  (b)      Reports on Form 8-K                                                            33
EXHIBITS INDEX                                                                                            34
SIGNATURES                                                                                                42
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                                                43





























-------------------------------------------------------------------------------------------------------------


ITEM 1.  DESCRIPTION OF BUSINESS.

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

SPAIN

On April 17, 1998, the Company acquired 90% of CDZ, which holds the exclusive casino license in the region of Aragon. Following approval of its recapitalization plan by the Council of Ministers in Spain and the subsequent forfeiture of the shares of the holder of the remaining 10% ownership in the Company, who declined to participate in the recapitalization of the Company. TWG presently owns 99.92% of CDZ (See: Item 6. "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources"). The Company acquired 90% of the outstanding stock of CDZ for approximately $780,000 (excluding related acquisition costs of approximately $678,000) and assumed its outstanding debt obligations of approximately $4.9 million.

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

LOUISIANA OPERATIONS

Although the Company's Louisiana video poker operations terminated as of June 30, 1999, references to the Company's Louisiana activities are presented here with respect to activities which occurred through December 31, 1999 and in the event that the appeal being undertaken by an industry group on behalf of all similarly situated companies to the U.S. Supreme Court (discussed below) results in the reversal of the lower court's decision.

Trans World Gaming of Louisiana, Inc. ("TWGLa"), a wholly-owned subsidiary of TWG, owned certain ownership interests in two gaming establishments at truck stops in Louisiana, which included (i) an establishment located at the 76 Plaza in Lafayette, Louisiana known as the "Gold Coin" (formerly known as the Gold Nugget), which had 50 video lottery terminals ("VLTs" or "Devices"), and
(ii) the Toledo Palace (the "Toledo Palace"), which the Company established and licensed at a truck stop located in DeRidder, Louisiana, known as the Woodlands Travel Plaza (the "Woodlands") and at which TWGLa operated 33 VLTs. Both the Gold Coin and the Toledo Palace establishments were licensed to operate only VLTs. As a result of a referendum in 1996 in 35 parishes in Louisiana, including the two parishes in which the Gold Coin and the Toledo Palace, are located, it was determined that video poker would cease effective June 30, 1999 (the "Voter Mandate"). In accordance with the Voter Mandate, the Louisiana gaming authorities terminated the operations at both the Gold Coin and the Toledo Palace on June 30, 1999. The Company has appealed the Louisiana State Court's recent decision to uphold the Voter Mandate to the U.S. Supreme Court. The U.S. Supreme Court will decide in 2000 whether or not to consider the case (See Item 3. "Legal Proceedings"). The Company cannot, as of the date hereof, predict the outcome of its litigation or when a decision relating hereto will be rendered.

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

On December 22, 1994, the Company acquired from Chrysolith and Prime Properties, Inc., a Louisiana corporation ("Prime"), which leased the 76 Plaza, a truckstop in which the Gold Coin was located, certain rights therein including an 18 year sub-leasehold interest (the "Sub-Lease"), subject to the terms of an Over-Lease on the 76 Plaza between Prime, as lessee and National Auto Truckstops, Inc. ("National") as lessor. At the same time, the Company acquired from Prime the right to a 50% interest in the profits of the Gold Coin under the terms of an agreement (the "Prime Agreement") under which the Company agreed to pay Prime a total of $6.0 million for such profit interests in the form of a promissory note (the "Prime Note"). On November 10, 1997, the Company was advised that on October 16, 1997, National had placed Prime on notice that its rights to occupy the 76 Plaza would terminate on January 23, 1998, due to an alleged breach of the Over-Lease by Prime. Subsequently, on December 23, 1997, the Company filed a Petition for Concursus in the 15th Judicial District Court, Lafayette Parish, Louisiana, Case No. 976174-D, and paid the final $292,000 then owing under the Prime Note into the registry of the court, protesting that such sum was not actually due and owing based on the alleged breach of the Over-Lease by Prime. On or about December 30, 1997, the Company received notice from Prime that Prime (which was not aware of the Company's Petition for Concursus) considered the Company in default of the Sub-Lease and demanded that the Company pay to Prime an amount equal to approximately $299,513 on or before January 7, 1998 to cure its alleged default. Upon receipt of this correspondence, the Company contacted counsel for Prime and notified him of the Company's prior Petition for Concursus filing. On or about January 19, 1998, Prime filed in United States District Court, Western District of Louisiana, Case No. CV98-0076L-0, a Complaint for Damages and Violation of the Petroleum Marketing Practices Act against National, alleging breaches by National in the franchise agreement between Prime and National and seeking to enjoin National from terminating the Over-Lease. On or about January 21, 1998, Prime filed a Voluntary Petition in Bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Western District of Louisiana, Case No. 98BK-50087, listing National as the holder of an unsecured claim for $925,000 (the "National Claim"). (See Form 10KSB/A for the year ended December 31, 1997, Item 6. "Management's Discussion and Analysis and Results of Operations - Important Factors to Consider".) On March 20, 1998, National filed various motions, as permitted under section 362(d) of the Bankruptcy Code, to lift the automatic stay and to permit certain actions by Prime. On April 13, 1998, the United States Bankruptcy Court granted National's motions and dismissed Prime's bankruptcy case. Following that decision, on April 17, 1998, National filed a "Motion for Expedited Hearing on Motion to Return Possession of Premises to National Auto" in the United States District Court, Western District of Louisiana, Case No. 98-0076.

On May 22, 1998, the owners of Prime sold their interests in the 76 Plaza truckstop property to Mr. Lee Young, who is the 51% member of Chrysolith. At the same time, National and Prime (under its new ownership by Mr. Lee Young) executed an Amended and Restated Lease Agreement which expired on December 31, 1999 (the "Lease"). Under the terms of the Lease, National has the right to terminate the Lease under certain circumstances, including default or non-renewal of the fuel franchise by Prime.

On May 22, 1998, the Company negotiated settlements by and among TWGLa, Chrysolith, Prime and National (the "Settlement"). The terms of the Settlement were as follows: (i) TWGLa and the former owners of Prime agreed that TWGLa would make a final settlement payment to said former owners of $450,000, subject to certain deductions, noted below, (the "Settlement Payment"), (ii) the claim of National against Prime would be satisfied by: (a) liquidating the assets of Prime, (b) paying to National the funds previously placed in the registry of the court (Petition for Concursus file number 976174-D), and (c) paying to National available cash in Prime relating to the sale of Prime's truckstop inventory to National (the "Prime Assets") and (d) delivering a promissory note from Prime (guaranteed by TWGLa and TWG) in the principal amount of $239,597 bearing interest at the rate of 10% per annum payable in four equal monthly installments beginning on June 22, 1998 (the "National Promissory Note"); (iii) to the extent that the Prime Assets proved insufficient to satisfy the National Claim, TWGLa would reduce the Settlement Payment by the amount of such deficiency and remit such amount to National;
(iv) the remaining funds of the Settlement Payment first were used to pay trade creditors and to reimburse TWGLa for payments made under the National Promissory Note and any funds remaining after such payments and reimbursements were paid to the former owners of Prime; (v) all of the litigation among the parties was dismissed (See Item 3. "Legal Proceedings"); and (vi) all parties agreed to mutually acceptable releases of all claims and liabilities against the others. As of the date of this report, $450,000 has been paid by the Company to the former owners of Prime.

OTHER TERMINATED VENTURES:

MULTIPLE APPLICATION TRACKING SYSTEMS, INC.

On April 15, 1997, the Company acquired Multiple Application Tracking Systems, Inc. of Colorado ("MATS"), a supplier of casino software products. The purchase price was $250,000, consisting of $15,000 in cash and a $235,000 promissory note (the "MATS Note") which was set to mature in November 2000. In addition, the Company entered into a five-year employment agreement with Mr. James Hardman, Jr. ("Hardman"), the previous owner of MATS, at an annual compensation of $100,000. Mr. Hardman also was to receive ten percent (10%) of all MATS sales as a license royalty. On February 15, 1999, however, the Company sold MATS back to Hardman in return for his cancellation of the MATS Note, termination of the employment agreement and $38,000 of severance payments to benefit Hardman and one other employee.

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

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

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

NARRATIVE DESCRIPTION OF BUSINESS

The Company is engaged in the acquisition, development and management of niche casino operations worldwide which feature table games and mechanized gaming devices, such as slot and video poker machines as well as development and management of small to midsize hotels which include casino facilities. On March 31, 1998, the Company acquired two casinos in the Czech Republic and land upon which a third casino was built and opened in December 1999. The Czech Republic casinos are located close to major border crossings with Germany in Ceska Kubice and Rozvadov and near the border crossing with Austria close to Snojmo. The Zaragoza casino and hotel, acquired on April 17, 1998, is located approximately 15 miles outside of Zaragoza, Spain, and is the exclusive casino licensee in the region of Aragon. (See "- General Development of Business," above, and "Future Operations," below).

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

SPAIN

The casino currently has nine gaming tables and twenty-four slot machines. The facility also has thirty-seven sleeping rooms, approximately 7,169 square feet of Banquet space, four shooting ranges, a swimming pool, a tennis court, and 3,557 square feet of space that was formerly operated as a nightclub.

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

The casino near Snojmo opened on December 22, 1999 and has, in terms of both attendance and Total Drop (the dollar amount of gaming chips sold), thus far exceeded budgeted expectations. The budget calls for the addition of five gaming tables in October, 2000, and based on the promising results in the first quarter of 2000, that timetable may be accelerated.

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

SPAIN

TWG is currently marketing the new CDZ casino through direct mailings, radio, newspapers and billboard advertising in English and Spanish, as appropriate. By Spanish law, casinos are not permitted to do any direct advertising. Promotions of the casino, therefore, must be piggybacked on advertisements of other services that the property offers. In 1999, the Company suspended its food and beverage banquet ("Catering") operations in response to profitability and personnel issues. Pursuant to the reorganization of this department and the introduction of pro forma profit and loss reports for all event inquiries, the Company has relaunched the Catering business. The advertising associated with the Catering business will provide a vehicle for greater advertising exposure for the casino as well.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

CORPORATE OFFICES

The Company's corporate offices are located at 545 Fifth Avenue, Suite 940, New York, New York, occupying 1,559 square feet of office space under a lease at the rental rate of $5,456.50 per month expiring in December 2004.

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

As part of the acquisition of Resorts (See Item 1. "Description of Business -General Development of Business"), TWG acquired approximately 10 acres of land near Snojmo, close to the border in Austria, on which the Company constructed and operates a casino. TWG negotiated an agreement with a local building contractor who financed and built a 5,000 square foot casino facility and leased it to the Company under the terms of a ten-year lease for approximately $27,000 per month. (See Item 1. "Description of Business - Future Operations").

SPAIN

The Company leases the current CDZ casino facility from the DGA on a month-to-month basis.

ITEM 3.  LEGAL PROCEEDINGS.

In March 1996, the Company learned that as of June 30, 1995, Monarch Casinos ("Monarch"), a Louisiana-licensed video gaming device operator in which it owned a 49% interest, had not renewed its operator's license as required by the State of Louisiana, and as such, was no longer a licensed video poker operator in the State. Pursuant to the management agreements between Monarch and the Company, such a failure to renew or other termination of the operator's license created a default under the agreements and the agreements were terminated by the Company on March 14, 1996. On or about November 6, 1997, the Company was sued for breach of contract by Monarch Casinos, Inc. of Louisiana and Michael A. Edwards in the 15th Judicial District Court, Lafayette Parish, Louisiana, Case No. 97-5037B. Mr. Edwards claimed compensation charges of approximately $2.2 million and punitive charges of $11.1 million and alleged that the Company breached a management contract dated September 21, 1994. The lawsuit was settled for a cash payment of $100,000 on May 15, 1999. The final order of dismissal with full prejudice which terminated the litigation and disposed of all claims in the lawsuit was issued by the United States District Court of Louisiana on May 24, 1999.

On January 25, 1997 (prior to the Company's acquisition of 90% of CDZ), the directors of CDZ filed an application in the Court of First Instance Number 11 of Zaragoza to declare CDZ in temporary receivership. Temporary receivership was granted on June 23, 1997 and the property continues to operate in receivership status.

On May 22, 1998, the Company entered into the settlement relating to the Prime Agreement. (See Item 1. "Description of Business - General Development of Business.")

The Company is currently involved as a plaintiff, through its Chrysolith affiliate, in litigation challenging the Voter Mandate. (See Item 1. "Description of Business - Louisiana Operations.")

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

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock and warrants (the "$8.50 Warrants") are currently on the OTC Bulletin Board under the symbols IBET and IBETW, respectively. The following table sets forth the high and low prices of the Company's Common Stock and the $8.50 Warrants for fiscal years 1998 and 1999:



---------------------------------------------------------------------------------
                   Common Stock                                 High       Low
                   --------------------------------------------------------------
                   1998
                   First Quarter.......................         0.78*     0.30*
                   Second Quarter......................         0.75*     0.46*
                   Third Quarter.......................         0.46*     0.31*
                   Fourth Quarter......................         0.31*     0.24*
                   1999
                   First Quarter.......................         0.44*     0.24*
                   Second Quarter......................         0.59*     0.26*
                   Third Quarter.......................         1.50*     0.31*
                   Fourth Quarter......................         0.85*     0.50*
                   --------------------------------------------------------------

---------------------------------------------------------------------------------
                   $8.50 Warrants                               High       Low
                   --------------------------------------------------------------
                   1998
                   First Quarter.......................         0.03*     0.00*
                   Second Quarter......................         0.03*     0.02*
                   Third Quarter.......................         0.02*     0.01*
                   Fourth Quarter......................         0.02*     0.00*
                   1999
                   First Quarter.......................         0.02*     0.01*
                   Second Quarter......................         0.01*     0.00*
                   Third Quarter.......................         0.04*     0.00*
                   Fourth Quarter......................         0.02*     0.00*
                   --------------------------------------------------------------




* Quoted on OTC Bulletin Board

As of the date of this Report, there were (a) 5,365,449 shares of Common Stock outstanding held of record by approximately 1,300 persons, (b) outstanding options to purchase an aggregate of 35,000 shares of Common Stock not part of the Company's 1993 Incentive Stock Option Plan (the "1993 Plan"), (c) outstanding $8.50 Warrants to purchase an aggregate of 1,511,429 shares of Common Stock, which have since expired, (d) outstanding $0.01 Series D Warrants to purchase an aggregate of 2,051,912 shares of Common Stock issued in connection with the March 1996 financing, (e) outstanding $11.55 Warrants to purchase an aggregate of 151,143 shares of Common Stock, which have since expired, (f) outstanding $13.50 Warrants to purchase an aggregate of 151,143 shares of Common Stock, which have since expired, (g) outstanding $1.50 Series B Warrants to purchase an aggregate of 3,200,000 shares of Common Stock issued in connection with the restructuring of certain long-term debt, (h) outstanding $1.00 Series A Warrants to purchase an aggregate of 960,000 shares of Common Stock issued in connection with the sale of certain debt instruments, (i) outstanding $.5938 Warrants to purchase an aggregate of 250,000 shares of Common Stock issued in connection with the acquisition of Tottenham & Co. (see Item 1. "Description of Business - Acquisition Agreements"), (j) outstanding $.50 warrants to purchase an aggregate of 220,760 shares of Common Stock issued in connection with the 1997 Promissory Note which have since expired, (See Item 6."Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources"), (k) outstanding $.01 warrants to purchase an aggregate of 104,225 shares of Common Stock issued in connection with the debt financing to fund the Bishkek Casino transaction and (l) outstanding $0.01 Series C to purchase an aggregate of 5,440,663 shares of Common Stock issued in connection with the March 1998 Private Placement, 1,646,789 of which have been exercised, and (m) outstanding $0.01 Series G warrants to purchase an aggregate 1,250,728 shares of Common Stock issued in connection with the October 1999 Private Placement and the October 1999 Senior Notes. (See Item 6. "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources").

The Company has not declared or paid any cash dividends on its Common Stock since its inception and does not intend to pay any dividends for the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

This Form 10-KSB/A contains certain forward-looking statements. For this purpose, any statements contained in this Form 10-KSB/A that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipates," "estimates," or "intends" or comparable terminology are intended to identify certain forward-looking statements in this and other sections of the Form 10-KSB/A. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, including those set forth in the section below entitled "Important Factors to Consider."

RESULTS OF OPERATIONS

The following discussion and analysis relates to the financial condition and results of operations of the Company for the year ended December 31, 1999.

This information should be read in conjunction with the Company's Consolidated Financial Statements and notes appearing elsewhere herein. All amounts in the following discussions have been rounded to the nearest thousand except where indicated.


      YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998



          -------------------------------------------------------------------------------------
           Results of Operations                              For the Years Ended December 31,
          -------------------------------------------------------------------------------------
                                                                        1999          1998
           Revenue...........................................       $  12,294      $  9,016
           Pre-tax (loss)....................................          (6,187)      (10,500)
           Loss from continuing operations...................          (6,187)      (10,691)
           Loss from discontinued operations(1)..............            (222)          (38)
           Net Loss..........................................          (6,409)      (10,729)
           Other Comprehensive Income........................             923           112
           Comprehensive Loss................................          (5,486)      (10,617)
           Earnings/(loss) per common share - Basic..........       $   (1.78)     $  (3.52)
           Earnings/(loss) per common share - Diluted........       $   (1.78)     $  (3.52)
           Weighted average common shares outstanding:
                    Basic....................................        3,598,000     3,044,286
                    Diluted..................................        3,598,000     3,044,286
          -------------------------------------------------------------------------------------




----------------
      (1) Discontinued operations consist of those in Louisiana (i.e. Gold Coin and Toledo Palace).


REVENUES

The Company's net revenues in 1999 are derived from a full year of activity of the operations in the Czech Republic and Spain and a partial year's activity in the casino in the Kyrgyz Republic. The following table lists the revenue by operation:

           TWG REVENUES FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                              (Dollars in millions)


    ----------------------------------------------------------------------------------------------------
                                                                          Increase/(Decrease)
    ----------------------------------------------------------------------------------------------------
                                               1999            1998               $               %
                                              -----            ----          ------         --------
    Czech Republic(1) Ceska .........           6.5             4.2             2.3            55%
    Rozvadov.........................           1.8             1.3              .5            38%
    Spain(2) ........................           3.9             3.5             0.4            10%
    Other(3) ........................           0.1             0.0             0.1           100%
                                              -----            ----          ------         -------
                                              $12.3            $9.0          $  3.3            37%
                                              =====            ====          ======         =======
    ----------------------------------------------------------------------------------------------------



    (footnotes to follow)

--------------
         (1) The Czech Republic casinos were acquired on March 31, 1998.
         (2) The Spanish casino, CDZ, was acquired on April 17, 1998.
         (3) Includes Corporate Office generated consulting revenue.

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

                             (DOLLARS IN THOUSANDS)


----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
                                                             1999                 1998
                                                             ----                 ----
        Total Drop/Drop per Head         Ceska            $  22,197      $386    $20,493      389
                                        Rozvadov              6,241       187      4,260      317
                                        Zaragoza             14,774       610     14,579      454
                                        ------------------------------------------------------------
                                          Total           $  43,212      $375    $39,333      400
                                        ------------------------------------------------------------

                Win/Win%                 Ceska            $   4,598     20.7%    $ 3,937    19.2%
                                        Rozvadov              1,237     19.8         825    19.4
                                        Zaragoza              2,438     16.5       2,434    16.7
                                        ------------------------------------------------------------
                                          Total           $   8,273     19.1%    $ 7,197    18.3%
                                        ------------------------------------------------------------

                Attendance               Ceska               57,566               52,690
                                        Rozvadov             33,359               13,451
                                        Zaragoza             24,219               32,101
                                        ------------------------------------------------------------
                                          Total             115,144               98,242
                                        ------------------------------------------------------------

====================================================================================================




The year over year growth of 10% in Total Drop is the net result of two counterbalancing trends. While the overall attendance improved, the Drop per Head decreased due to the higher proportion of casual players in the guest mix.

The attendance figure comparison (1999 vs. 1998) reflects the marketing strategy that was employed in 1999, namely, to grow the attendance in Ceska in off-peak times and to improve attendance in all periods in Rozvadov.

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

       TWG COST OF REVENUES FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                              (Dollars in millions)

----------------------------------------------------------------------------------------------------
                                                                                Increase/(Decrease)
----------------------------------------------------------------------------------------------------
                                          1999            1998             $               %
Czech Republic..................               $4.8            $3.6       $1.2
Spain..............................             3.3             3.9       (0.06)                (15)%
                                               ----            ----
                                               $8.1            $7.5       $0.6                    8%
                                               ====            ====       ======
----------------------------------------------------------------------------------------------------

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

EARNINGS/(LOSS)

The Company incurred a loss of approximately $6.2 million from continuing operations for the year ended December 31, 1999 as compared to $10.7 million in the year ended December 31, 1998, an improvement of 42.1%. The improvement is primarily attributable to the fact that there was no need for an impairment charge in 1999. Other factors contributing to this improvement include, as discussed previously, increased attendance and improved efficiency in the Czech and Spanish gaming markets.

CESKA, CZECH REPUBLIC

Total revenue from the casino in Ceska, Czech Republic was $6.5 million for the fiscal year ended December 31, 1999, which represents a 55% increase over the previous year's revenue total of $4.2 million.

Comparison of the twelve month statistics between 1999 and 1998 reveals that the revenue produced in the three additional months in which the casino operated is not the sole source of the 55% revenue growth. Part of the improvement can be attributed to a 1.5 ppt increase in the Win percentage (from 19.2% in 1998 to 20.7% in 1999). Ceska's attendance improvement was the direct result of a number of successful marketing campaigns including themed parties and a midweek Tombola, which was designed to attract clients on off-peak days. A Tombola is a prize drawing event, which is stretched out over several weeks. The odds of winning a Tombola drawing are governed by the amount of play a customer gives during off-peak times over the period of the event.

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

Despite the increased competition in the area, during peak weekend times, the Company's casino in Ceska is often at full capacity which slows down the games and, as a result, often lowers the hold percentages. In addition, limitations of the casino's parking facilities (40 spaces) create another obstacle for potential patrons, particularly now that a competing casino is in the area. Although the overall attendance growth in Ceska was solid, the improvement was limited by competition and capacity constraints, issues that could curtail the growth of, or even erode, attendance in the future.

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

ROZVADOV, CZECH REPUBLIC

The total revenue in Rozvadov was $1.8 million in the twelve months of operation in 1999, representing a 36% increase over the nine months of operation in 1998 ($1.3 million), which primarily is attributed to an increase in attendance. The casino in Rozvadov opened in November 1997. Prior to its acquisition in March 1998 by TWG, there was little advertising or promotion for the casino and attendance was stagnant. In February 1999, TWG hired a Director of Marketing and immediately launched a strong marketing campaign which included direct mail and radio advertising in Germany as well as themed parties and other promotional events. The result of the advertising was a 148% increase in attendance. In fact, with this increase in attendance, the limited space (7 tables) is unable to accommodate the peak time demand. While this trend is positive, the potential drawback of the casino reaching capacity in certain periods is that some regular attendees may be displaced. In response, the Company has included plans to add two gaming tables to the casino in its year 2000 Operating Budget.

With the improvements to client base in both Ceska and Rozvadov, the 2000 marketing programs will be directed at filling in the off-peak times and improving the "quality" of the peak time players.

ZARAGOZA, SPAIN

Total revenue in CDZ in the year ended December 31, 1999 was $3.9 million, which represents a 10% increase over the $3.5 million in revenue achieved in 1998. Despite a 25% erosion of the casino's attendance in 1999, the casino managed to match the 1998 table game Win revenue of $2.4 million. This was accomplished, primarily, through growth of the Drop per Head of the casino's core clientele (i.e., catering to CDZ's preferred patrons). Due to CDZ's location, laws preventing direct advertising of the casino, its high operating and overhead costs, its limited number of guest rooms, and the poor condition of other parts of the facility, the casino produced a Net Loss of $1.9 million in 1999.

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

In accordance with Spanish law, in order for a casino company to remain solvent it must have a minimum capitalization of approximately $1.8 million and such recapitalization required the approval of both the CDZ's Board of Directors (received in July 1998) and the Council of Ministers in Spain (received in October 1999). The owner of the remaining 10% of CDZ declined to participate in the recapitalization and under Spanish law that 10% interest was diluted to zero once the recapitalization was approved by the Council of Ministers, bringing the total TWG ownership to 99.92%.

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

During the years ended December 31, 1999 and 1998, DGA granted the Company a deferral of approximately $1.8 million in taxes on gaming winnings accruing during 1997-1999. Furthermore, in April 1999, the Company reached an agreement with the Spanish Social Security Authorities to defer approximately $1.2 million related to all debts generated in 1997 and the first quarter of 1998.

If the Company does not make its payments according to the receivership schedule and is unable to obtain further deferral from the Spanish Taxing Authorities, the debt would become immediately payable and revert to pre-receivership levels. Management has indicated that, based on its discussions with Spanish Taxing Authorities, further deferral of payments until April 2001 is anticipated.

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

TERMINATION OF LOUISIANA OPERATIONS IN 1999; NEED TO DIVERSIFY

In November 1996, residents in 35 parishes in Louisiana, including the two parishes in which the Gold Coin and the Toledo Palace are located, voted to discontinue video poker effective June 30, 1999. The Company is currently involved in litigation to overturn the voter referendum. See Item 3. "Legal Proceedings." No assurances can be given that such litigation will be successful. At this time, the Company has operations in the Czech Republic and Spain, but no U.S. gaming operations. The Company is currently seeking to develop or acquire interests in gaming operations and hotels at other locations; however, there can be no assurance that the Company will be able to develop or acquire such new operations in the future.

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

DILUTIVE EFFECT OF WARRANTS

In March 1998, in connection with the completion of the Private Placement, the Company issued warrants to purchase approximately 9.5 million shares of the Company's Common Stock. In addition, in connection with the restructuring of the Senior Bonds, in March 1998 the Company issued approximately 3.2 million warrants to purchase the Company's Common Stock. The Company also issued approximately 1.25 million warrants to purchase the Company's Common Stock in connection with the October 1999 Private Placement. The issuance of such securities will have a dilutive effect on the Company's earnings, if any are generated, on a diluted basis. Together these warrants represented at December 31, 1999, 260% of the Company's issued and outstanding shares of Common Stock.

ITEM 7.  FINANCIAL STATEMENTS.

The following items are included in this Report:

         Consolidated Financial Statements


         Index to Consolidated Financial Statements.......................................................43
         Independent Auditors' Report....................................................................F-1
         Consolidated Balance Sheet......................................................................F-2
         Consolidated Statements of Operations and Comprehensive Loss....................................F-3
         Consolidated Statements of Stockholders' Deficit................................................F-4
         Consolidated Statements of Cash Flows...........................................................F-5
         Notes to Consolidated Financial Statements......................................................F-7
         Audit Report for Casino de Zaragoza............................................................F-24


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

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS,  PROMOTERS AND CONTROL PERSONS;
             COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table provides information as of March 31, 2000 with respect to each of the Company's directors and each Executive Officer:


------------------------------------------------------------------------------------------------------------


Name                                   Age     Position in the Company          Director or Executive Since
------------------------------------------------------------------------------------------------------------

Rami S. Ramadan(1)...............      50      CEO, CFO and Director                         1999


Andrew Tottenham(1)..............      42      President, Chief Operating                    1996
                                               Officer and Director


Julio E. Heurtematte, Jr.(2).....      64      Director                                      1998


Malcolm M.B. Sterrett(2).........      57      Director                                      1998


Geoffrey Baker(2,3)..............      51      Director                                      1999
------------------------------------------------------------------------------------------------------------

(1)      Member of the Executive Committee.
(2)      Member of Audit Committee and Compensation Committee.
(3) Mr. Geoffrey Baker, who was appointed to a fill a vacancy on the Board of Directors on December 22, 1998, resigned from his position on May 13, 1999 and rejoined the Board on August 4, 1999.

         Dominick J. Valenzano resigned on July 12, 1999 from his position as CFO of the Company, to pursue other business interests.

         Stanley Kohlenberg resigned on June 30, 1999 from has position as CEO, but remained as Chairman, until February 8, 2000.

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

         ANDREW TOTTENHAM was appointed as President and CEO of the Company on January 1, 1997 and served in such capacities until September 1998 when he was appointed to the offices of President and COO. Mr. Tottenham was a consultant to the Company from July 1996 to December 31, 1996 and has been a director of the Company since May 1996. He has been the President of Tottenham & Co. since 1988. Mr. Tottenham commenced his career in the gaming industry in 1975 and has worked for the Silhouette Club,

Bally's Park Place, Connoisseur Club, and Victoria Casino. Mr. Tottenham is the son-in-law of Mr. Kohlenberg.

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

         GEOFFREY B. BAKER. Mr. Baker is a private investor. From 1983 to the present, Mr. Baker has been a member of the private investment firm, Baker & Donaldson. From 1977 to 1982, he was Legislative Director to U.S. Senator Lowell P. Weicker, Jr. and from 1975 to 1977, he served on the Senate Committee on Commerce as a minority staff member for surface transportation.

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

The Board of Directors has established the following committees:

AUDIT COMMITTEE. The Audit Committee reviews and approves internal accounting controls, internal audit operations and activities, the Company's annual report and audited financial statements, the selection of the Company's independent auditors, the activities and recommendations of the Company's independent auditors, material changes in the Company's accounting procedures, the Company's policies regarding conflicts of interest and such other matters as may be delegated by the Board. The Audit Committee, composed of Messrs. Baker, Heurtematte and Sterrett, all non-employee directors, met once in 1999.

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

 COMPENSATION COMMITTEE. The Compensation Committee sets the compensation for executive officers of the Company and sets the terms of grants of awards under the Company's 1993 Incentive Stock Option Plan (the "1993 Plan"), the Company's 1998 Stock Option Plan (the "1998 Plan"), the 1999 Non-Employee Director Stock Option Plan and any other equity-based compensation plans adopted by the Company. The Compensation Committee, composed of Messrs. Baker, Heurtematte and Sterrett, met once during 1999.

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


                           SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------------------------------------------------
                                                                                                           LONG-TERM
                                                                                                         COMPENSATION
--------------------------------------------------------------------------------------------------------------------------
                                                                        OTHER ANNUAL    STOCK               ALL OTHER
                                     YEAR     SALARY     BONUS(4)       COMPENSATION    OPTIONS(5)       COMPENSATION(6)

Rami Ramadan                         1999    $150,000                                    100,000            $ 2,200
       Chief Executive Officer
       Chief Financial Officer(1)

Andrew Tottenham                     1999     195,000
       President and Chief           1998     180,000                                     25,000              9,000
       Executive Officer(2)          1997     150,000    $60,000         $100,000          8,600

Stanley Kohlenberg                   1999     180,000
       Former President and          1998      43,750                                     25,000             42,500
       Chief Executive Officer(3)    1997

Dominick J. Valenzano                1999     120,000
       Former Chief Financial        1998     120,000                                     25,000              4,300
       Officer(7)                    1997      90,000     30,000                          50,000              6,360

--------------------------------------------------------------------------------------------------------------------------

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


                         OPTIONS GRANTED IN FISCAL 1999
                                INDIVIDUAL GRANTS
-------------------------------------------------------------------------------------------------------------------
                                                         % OF TOTAL OPTIONS
                                   SHARES OF COMMON      GRANTED TO
                                   STOCK UNDERLYING      EMPLOYEES IN FISCAL   EXERCISE OF BASE          EXPIRATION
                                   OPTIONS GRANTED       YEAR                  PRICE ($/SH)              DATE
-------------------------------------------------------------------------------------------------------------------

RAMI S. RAMADAN..............      100,000                    100%                      0.50              07/30/08
-------------------------------------------------------------------------------------------------------------------

        No options were exercised by the executive officers named in the Summary Compensation Table during fiscal 1999.

        The following table summarizes the option values held by the executive officers named in the Summary Compensation Table as of December 31, 1999.

                  AGGREGATE OPTION EXERCISES IN FISCAL 1999 AND
                     FISCAL 1999 YEAR-END OPTION VALUE TABLE


------------------------------------------------------------------------------------------------------------------
                                      NUMBER OF UNEXERCISED OPTIONS        VALUE OF UNEXERCISED IN-THE-MONEY
                                      AT DECEMBER 31, 1999                 OPTIONS AT DECEMBER 31, 1999
------------------------------------------------------------------------------------------------------------------
                            SHARES
NAME                        ACQUIRED     EXERCISABLE    UNEXERCISABLE      EXERCISABLE        UNEXERCISABLE
                            ON
                            EXERCISE

RAMI S. RAMADAN                                100,000        0                 0                    0

STANLEY KOHLENBERG                             137,000        0                 0                    0

ANDREW TOTTENHAM                               127,000        0                 0                    0

DOMINICK J. VALENZANO                          145,000        0                 0                    0
-----------------------------------------------------------------------------------------------------------------


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

ANDREW TOTTENHAM. Effective as of January 1, 1997, the Company entered into a five-year employment agreement with Mr. Tottenham pursuant to which he serves as the Company's President and Chief Operating Officer at an annual salary of $150,000. On June 1, 1999, Mr. Tottenham's salary was increased to $180,000 and on November 1, 1999, it was increased to $200,000. Mr. Tottenham will be eligible for participation in the Company's 1993 Plan, 1998 Plan, the Executive Compensation Plan, and any present or future employee benefit plans. He also will be reimbursed for reasonable travel and out-of-pocket expenses necessarily incurred in the performance of his duties. Mr. Tottenham works from the Company's offices in London, England. The Company is entitled to terminate Mr. Tottenham's employment, and its salary obligation to him, upon 30 days written notice in the event of (i) disability (assuming there is disability insurance sufficient to pay Mr. Tottenham his full salary for the remaining term of the employment agreement), (ii) conviction of a felony, or
(iii) a breach of the employment agreement. If Mr. Tottenham dies during the term of the employment agreement, his estate is entitled to three months' salary at his base salary rate on the date of death. If Mr. Tottenham is terminated for any other reason, he is entitled to three months' severance pay at his base salary rate in effect on the date of such termination.

STANLEY KOHLENBERG. Effective July 12, 1999, the Company and Mr. Kohlenberg entered into a severance agreement, pursuant to which Mr. Kohlenberg resigned as Chief Executive Officer of the Company on June 30, 1999. Mr. Kohlenberg received severance payments equal to six (6) months salary and continued to participate in the Company's benefit plans for six (6) months. Mr. Kohlenberg continued to serve as Chairman of the Company's Board of Directors until his resignation on February 8, 2000.

DOMINICK J. VALENZANO. The Company and Mr. Valenzano executed a severance agreement on August 5, 1999 pursuant to which Mr. Valenzano resigned as Chief Financial Officer of the Company. Mr. Valenzano received severance payments equal to six (6) months salary and continued to participate in the Company's benefit plans for six (6) months.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

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


------------------------------------------------------------------------------------------------------------

                                                             Number of Shares of Common      Percentage of
Name of Beneficial Owner                                     Stock Beneficially Owned(1)      Ownership(1)
------------------------------------------------------------------------------------------------------------

Value Partners, Ltd...........................                             8,257,452(2)               60.6%
Anasazi Partners Limited Partnership..........                             1,135,667(3)               17.5%
Fort Pitt Fund III, L.P.......................                               312,682(4)                5.5%
Ravich Children Permanent Trust............                                1,250,727(5)               18.9%
C.P. Baker & Co., Ltd.........................                             3,186,037(6)               39.4%
U.S. Bancorp..................................                               681,647(7)               11.2%
Stanley Kohlenberg............................                               237,000(8)                4.2%
Andrew Tottenham..............................                             1,205,500(9)               18.3%
Rami S. Ramadan...............................                               100,000(10)                  *
Julio Heurtematte.............................                                54,961(11)                  *
Malcolm M.B. Sterrett.........................                                54,961(12)                  *
Geoffrey B. Baker.............................                                50,961(13)                  *
All directors and executive officers as a
         group (5 persons)....................                             1,466,383(14)              24.4%

*        Less than 1%.
--------------------------------------------------------------------------------------------------------------

(1) The percentage of outstanding shares is based on 5,365,449 shares outstanding as of May 10, 2000 (the "Calculation Date") and, for certain individuals and entities, on reports filed with the Securities and Exchange Commission ("SEC"). A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the Calculation Date upon the exercise of options or warrants. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) are exercisable within 60 days from the date of the Voting Record Date have been exercised. Included are shares of Common Stock issuable upon the exercise of options or warrants to purchase the Company's Common Stock.

(2) Value Partners, Ltd. is a Texas limited partnership, whose business address is 4514 Cole Avenue, Suite 808, Dallas, Texas 75205. Includes warrants to purchase: 600,000 shares of Common Stock at an exercise price of $1.00, expiring December 31, 2005; 2,000,000 shares of Common Stock at an exercise price of $1.50 per share, expiring December 31, 2005; 4,427,573 shares of Common Stock at an exercise price of $.01 per share, expiring March 31, 2008 (of these warrants 675,392 were acquired from Credit Suisse First Boston Management Corporation in October 1999); 104,225 shares of Common Stock at an exercise price of $.01 per share expiring March 31, 2008; and 1,125,654 shares of Common Stock at an exercise price of $.01 per share, expiring March 31, 2008.

(3) Anasazi Partners, Ltd. is a Massachusetts limited partnership whose business address is 120 Boylston Street, Suite 800, Boston, Massachusetts 02116. Includes 269,000 shares of Common Stock purchased in the Company's initial public offering ("IPO"); and warrants to purchase 200,000 shares of Common Stock at an exercise price of $1.00 per share, expiring December 31, 2005 (of these warrants, 50,000 were acquired from New Generation, Ltd. in 1999), and 666,667 shares of Common Stock at an exercise price of $1.50 per share, expiring December 31, 2005).

(4) The business address for Fort Pitt Fund III, L.P. is P.O. Box 974, Uniontown, Pennsylvania 15401. Includes warrants to purchase 312,682 shares of Common Stock at an exercise price of $.01 per share expiring March 31, 2008.

(5) The business address for the Ravich Children's Permanent Trust is 8730 Wilshire Blvd., Beverly Hills, California 90021.

(6) The business address for C.P. Baker & Co. is 120 Boylston Street, Suite 800, Boston, Massachusetts 02116. Includes: 183,500 shares of Common Stock of which Mr. Baker is the record holder; 10,000 shares of stock of which C.P. Baker & Company, Ltd., an affiliate of Mr. Baker, holds of record; warrants to purchase 1,723,570 shares of Common Stock at an exercise price of $0.01, expiring June 30, 2002, that may be exercised by Mr. Baker and/or his affiliates, C. P. Baker & Company, Ltd. and C. P. Baker Venture Fund I; 269,000 shares of Common Stock of which Anasazi Partners, an affiliate of Mr. Baker, holds of record; warrants to purchase 200,000 shares of Common Stock at an exercise price of $1.00, expiring December 31, 2005, that may be exercised by Anasazi Partners; and warrants to purchase 666,667 shares of Common Stock at an exercise price of $1.50, expiring December 31, 2005, that may be exercised by Anasazi Partners. See also note (3) above.

(7) The business address for U.S. Bancorp. is 11766 Wilshire Boulevard, Suite 870, Los Angeles, California 90025. Represents warrants to purchase 681,647 shares of Common Stock at an exercise price of $.01 per share, expiring March 31, 2008, which were acquired from Credit Suisse First Boston Management Corporation in October 1999.

(8) Includes 1,000 shares issued on May 22, 1995; 25,000 shares issued on March 07, 1996; and 1,000 shares issued at the end of each quarter for the quarter ended March 31, 1997 through the quarter ended September 30, 1998 subject to non-qualified options granted to Mr. Kohlenberg under the 1993 Plan as well as 75,000 shares and 25,000 shares of Common Stock, subject to incentive options granted to Mr. Kohlenberg on December 31, 1996 and December 31, 1998, respectively all of which fully vested on the dates of grant. Also includes 2,000 shares issued at the end of the quarter for the quarter ended September 30, 1999 through the quarter ended December 31, 1999 subject to non-qualified options granted to Mr. Kohlenberg under the 1998 Plan all of which fully vested on the dates of grant. Does not include 929,500 shares (187,500 of which are immediately exercisable warrants and 107,000 of which are immediately exercisable options) held be Andrew Tottenham, a son-in-law of Mr. Kohlenberg, as to which beneficial ownership is disclaimed.

(9) Includes 623,500 shares of Common Stock (240,000 shares were issued to Mr. Tottenham upon conversion of the Tottenham Notes on December 31,
      1998) and 1,000 shares and 1,000 shares subject to non-qualified options granted to Andrew Tottenham under the 1993 Plan on October 2, 1996 and on December 31, 1996, respectively, and 100,000 shares and 25,000 shares subject to incentive options granted to Mr. Tottenham on December 31, 1997 and December 31, 1998 respectively, all of which fully vested on the dates of grant. Also includes 187,500 shares subject to immediately exercisable warrants which were granted to Mr. Tottenham on January 1, 1997. Also includes 205,000 shares of Common Stock owned by Robin Tottenham (80,000 shares were issued to Mrs. Tottenham upon conversion of the Tottenham Notes on December 31, 1998), the wife of Mr. Tottenham and the daughter of Mr. Kohlenberg, and 62,500 shares subject to immediately exercisable warrants that were granted to Mrs. Tottenham on January 1, 1997. Does not include shares owned by Mr. Kohlenberg, as set forth above, as to which beneficial ownership is disclaimed.

(10) Consists of shares subject to incentive options granted to Mr. Ramadan on July 12, 1999, all of which fully vested on the date of grant.

(11) Includes warrants to purchase 41,961 shares of Common Stock at an exercise price of $.01 per share expiring March 31, 2008; 1,000 shares of Common Stock subject to non-qualified options granted to Mr. Heurtematte under the 1998 Plan at the end of each calendar quarter ended March 31, 1998 through December 31, 1998 and 2,000 shares of Common Stock subject to non-qualified options granted under the 1999 Director Plan at the end of each calendar quarter ended March 31, 1999 through March 31, 2000, all of which fully vested on the dates of grant.

(12) Includes warrants to purchase 41,961 shares of Common Stock at an exercise price of $.01 per share expiring March 31, 2008; 1,000 shares of Common Stock subject to non-qualified options granted to Mr. Sterrett under the 1998 Plan at the end of each calendar quarter ended March 31, 1998 through December

      31, 1998 and 2,000 shares of Common Stock, subject to non-qualified options, granted under the 1999 Director Plan at the end of each calendar quarter ended since March 31, 1999 through March 31, 2000, all of which fully vested on the dates of grant.

(13) Includes warrants to purchase 41,961 shares of Common Stock at an exercise price of $.01 per share expiring March 31, 2008; 1,000 shares of Common Stock subject to non-qualified options granted to Mr. Baker under the 1993 Plan at December 31, 1998, 2,000 shares of Common Stock, subject to non-qualified options, granted under the 1999 Director Plan for the calendar quarter ended March 31, 1999 and 2,000 shares of Common Stock subject to non-qualified options granted under the 1999 Director Plan at the end of each quarter ended since September 31, 1999 through March 31, 2000, all of which fully vested on the dates of grant.

(14)  See Notes  (9), (10), (11), (12), and  (13) above.

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

On October 29, 1997, the Company and Value Partners executed a loan which was amended on December 19, 1997, under which TWG had the ability to borrow up to $2,538,000 (the "First Amended Loan Agreement"). As of December 31, 1998, the Company had borrowed $1,538,000 under this loan, including the Bishkek Note described below, of which $1,288,000 was repaid on March 31, 1998 from the proceeds of the Private Placement.

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

On May 19, 1998, the Company and Value Partners executed a Loan Agreement (the "Value Partners Loan") under which the Company borrowed $1,000,000 at 12% interest per annum to fund the purchase of the stock of the CDZ (see - "Plan of Operations").

The Company was in technical default of, and had not timely paid the Value Partners Loan which was due on September 15, 1998. The interest rate automatically increased to 17% on September 15, 1998. On July 30, 1999, the Company received from Value Partners a waiver of such default and a waiver of the cross defaults on the Amended Indentures by the majority in interest of the holders of the Senior Notes. Value Partners also granted an extension of this loan until January 1, 2000, which had been accruing since September 1998 until the debt was satisfied in October 1999. (See below).

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

        A copy of any exhibits listed or referred to herein will be furnished at a reasonable cost to any person who was a shareholder of the Company as of May 10, 2000, upon written request from any such person. Requests should be sent to: Rami S. Ramadan, Chief Executive Officer, Trans World Gaming Corp., 545 Fifth Avenue, Suite 940, New York, New York 10017.

        (b)      REPORTS ON FORM 8-K

        During the last quarter of the year ended December 31, 1999, the Company filed a Periodic Report on Form 8-K with the SEC on October 28, 1999. This Periodic Report related to the $3.0 million financing in the October 1999 Private Placement.

                            TRANS WORLD GAMING CORP.
                 EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-KSB/A
                      FOR THE YEAR ENDED DECEMBER 31, 1999



                   -----------------------------------------------    --------------------------------
Item No              Item                                               Method of Filing
2                    Deed of Sale of Shares Authenticated Mr. Jose      Incorporated by reference to Exhibit 2 contained in
                     Maria Badia Gasco, Notary of Zaragoza, dated       the Form 8-K/A file don July 2, 1998 (File No.
                     April 17, 1998                                     0-25244)



3.1                  Articles of Incorporation                          Incorporated by reference to Exhibit 3.1 contained in
                                                                        the registration statement on Form SB-2 (File No.
                                                                        33-85446-A)



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



4.2                  Specimen Redeemable Common Stock                   Incorporated by reference to Exhibit 4.2 contained in
                     Purchase Warrant                                   the registration statement on Form SB-2 (File No.
                                                                        33-85446-A).



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



4.6                  Indenture dated as of November 1, 1996             Incorporated by reference to Exhibit 4.6 contained in
                     between the Company and Trans World                Form 10-KSB for the fiscal year ended December 31,
                     Gaming of Louisiana, Inc., as Issuer, and          1996. (File No. 0-25244)
                     U.S. Trust Company of Texas, N.A., as Trustee



4.7                  Form of 12% Secured Convertible Senior             Incorporated by reference to Exhibit 4.7 contained in
                     Bond due June 30, 1999                             Form 10-KSB for the fiscal year ended December 31,
                                                                        1996. (File No. 0-25244)




4.8                 Form of Warrant to Purchase Common Stock            Incorporated by reference to Exhibit 4.8 contained in
                    dated July 1, 1996                                  Form 10-KSB for the fiscal year ended December 31,
                                                                        1996. (File No. 0-25244)



4.9                 Form of Warrant for Purchase of Shares of           Incorporated by reference to Exhibit 4.9 contained in
                    Common Stock dated January 1, 1997                  Form 10-KSB for the fiscal year ended December 31,
                                                                        1996. (File No. 0-25244)



4.10                Form of Non-Negotiable Promissory Note              Incorporated by reference to Exhibit 4.10 contained
                    dated January 1, 1997                               in Form 10-KSB for the fiscal year ended December 31,
                                                                        1996. (File No. 0-25244)



4.11                First Amended Senior Secured Promissory             Incorporated by reference to Exhibit 4.11 contained
                    Note dated December 19, 1997                        in Form 10-KSB for the fiscal year ended December 31,
                                                                        1997 filed on March 30, 1998. (File No. 0-25244)



4.12                Form of Warrant for Purchase of Shares of           Incorporated by reference to Exhibit 4.12 contained
                    Common Stock dated January 15, 1998                 in Form 10-KSB for the fiscal year ended December 31,
                                                                        1997 filed on March 30, 1998. (File No. 0-25244)



4.13                Lenders Waiver and Option Agreement dated           Incorporated by reference to Exhibit 4.13 contained
                    March 9, 1998                                       in Form 10-KSB for the fiscal year ended December 31,
                                                                        1997 filed on March 30, 1998. (File No. 0-25244)



4.14                Indenture dated March 31, 1998 among the            Incorporated by reference to Exhibit 4(I) contained
                    Company, TWG International U.S.                     in the Form 8-K filed on April 14, 1998 (File No.
                    Corporation, TWG Finance Corp. and U.S.             0-25244)
                    Trust Company of Texas, N.A.



4.15                Series C Warrant to Purchase Common Stock           Incorporated by reference to Exhibit 4(II) contained
                    dated March 31, 1998                                in the Form 8-K filed on April 14, 1998 (File  No.
                                                                        0-25244)



4.16                Indenture dated March 31, 1998 between TWG          Incorporated by reference to Exhibit 4(III) contained
                    International U.S. Corporation and U.S. Trust       in the Form 8-K filed on April 14, 1998 (File No.
                    Company of Texas, N.A.                              0-25244)



4.17                Consent to Amend Indenture, Bonds and               Incorporated by reference to Exhibit 4(IV) contained
                    Warrants dated March 25, 1998 by and                in the Form 8-K filed on April 14, 1998 (File No.
                    between the Company, Trans World Gaming of          0-25244)
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
                                                                        0-25244)



4.22                Agreement to Amend Warrants dated March             Incorporated by reference to Exhibit 4(VIII) contained
                    31, 1998 among the Company and the named            in the Form 8-K filed on April 14, 1998 (File No.
                    Holders                                             0-25244)



10.1                Agreement for Exchange of Shares dated July         Incorporated by reference to Exhibit 10.1 contained
                    12, 1994, between the Company and the               in the registration statement on Form SB-2 (File No.
                    shareholders of Lee Young Enterprises, Inc.         33-85446-A).



10.2                Asset Purchase Agreement dated as of                Incorporated by reference to Exhibit 10.2 contained
                    September 21, 1994, between the Company and         in the registration statement on Form SB-2 (File No.
                    Prime Properties, Inc.                              33-85446-A).



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



10.6                Asset Purchase  Agreement  dated  September         Incorporated by reference to Exhibit 10.6 contained
                    21, 1994, between Chrysolith L.L.C. and             in the registration statement on Form SB-2 (File No.
                    Monarch                                             33-85446-A).




10.7                Lease (with option) dated May 10, 1994 among        Incorporated by reference to Exhibit 10.7 contained
                    Lula Miller, Inc., Charles A. Jones III and         in the registration statement on Form SB-2 (File No.
                    Kelly McCoy Jones, as Lessor, and Monarch,          33-85446-A).
                    as Lessee.



10.8                Offer to Purchase dated October 4, 1994,            Incorporated by reference to Exhibit 10.8 contained
                    among Trans World Gaming of Louisiana, Inc.,        in the registration statement on Form SB-2 (File No.
                    Monarch, Lula Miller, Inc., Charles A. Jones        33-85446-A).
                    III and Kelly McCoy Jones.



10.9                Memorandum of Agreement dated March 18,             Incorporated by reference to Exhibit 10.9 contained
                    1994, between the Company and Yves Gouhier          in the registration statement on Form SB-2 (File No.
                    and Camille Costard to acquire shares of            33-85446-A).
                    Casino Cherbourg S.A., as amended (English
                    translation, except amendment is in French.)



10.10               Shareholder Agreement dated April 7, 1994,          Incorporated by reference to Exhibit 10.10 contained
                    between the Company and Michael A.                  in the registration statement on Form SB-2 (File No.
                    Edwards, as the shareholders of Monarch             33-85446-A).



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



10.17               Operating Agreement dated as of December            Incorporated by reference to Exhibit 10.17 contained
                    22, 1994 between the Company and                    in the Form 10-KSB for the fiscal year ended
                    Chrysolith relating to the Gold Coin.               December 31, 1994 (File No. 0-25244).



10.18               Note in principal amount $75,000 payable by         Incorporated by reference to Exhibit 10.18 contained
                    Monarch (and assumed by the Company).               in the Form 10-KSB for the fiscal year ended
                                                                        December 31, 1994 (File No. 0-25244).



10.19               Lease Agreement dated May 1, 1993 between           Incorporated by reference to Exhibit 10.19 contained
                    National Auto/Truck Stops, Inc. and Prime           in the Form 10-KSB for the fiscal year ended
                    Properties with respect to the 76 Plaza             December 31, 1995 (File No. 0-25244).



10.20               Agreement and General Release dated as of           Incorporated by reference to Exhibit 10.20 contained
                    March 6, 1996 between the Company and R.            in the Form 10-KSB for the fiscal year ended
                    K. Merkey.                                          December 31, 1995 (File No. 0-25244).



10.21               Forbearance Agreement dated January 19,             Incorporated by reference to Exhibit 10.21 contained
                    1996 between the Company and Chrysolith             in the Form 10-KSB for the fiscal year ended
                                                                        December 31, 1995 (File No. 0-25244).



10.22               Letter Agreement dated January 30, 1996             Incorporated by reference to Exhibit 10.22 contained
                    between the Company and Chrysolith                  in the Form 10-KSB for the fiscal year ended
                    regarding forbearance payments                      December 31, 1995 (File No. 0-25244).



10.23               Consulting Agreement dated January 1, 1997          Incorporated by reference to Exhibit 10.23 contained
                    between the Company and Stanley                     in the Form 10-KSB for the fiscal year ended
                    Kohlenberg                                          December 31, 1996 (File No. 0-25244).



10.24               Employment Agreement dated December 26,             Incorporated by reference to Exhibit 10.24 contains
                    1996 between the Company and Andrew                 in Form 10-KSB for the fiscal year ended December 31,
                    Tottenham                                           1996 (File No. 0-25244).



10.25               Employment Agreement date February 1,               Incorporated by reference to Exhibit 10.25 contained
                    1997 between the Company and Christopher            in Form 10-KSB for the fiscal year ended December
                    Moore                                               31, 1996 (File No. 0-25244).




10.26               Cancellation Agreement dated as of October 3,       Incorporated by reference to Exhibit 10.26 contained
                    1996 between the Company and Mid-City               in the Form 10-KSB for the fiscal year ended
                    Associates                                          December 31, 1996 (File No. 0-25244).



10.27               Agreement of Lease dated as of October 2,           Incorporated by reference to Exhibit 10.27 contained
                    1996 between the Company and Mid-City               in the Form 10-KSB for the fiscal year ended
                    Associates                                          December 31, 1996 (File No. 0-25244).



10.28               Stock Purchase Agreement dated as of January        Incorporated by reference to Exhibit 10.28 contained
                    1, 1997 among the Company, Andrew                   in the Form 10-KSB for the fiscal year ended
                    Tottenham and Robin Tottenham                       December 31, 1996 (File No. 0-25244).



10.29               Employment Agreement dated April 15, 1997           Incorporated by reference to Exhibit 10.29 contained
                    between the Company and James Hardman               in Form 10-KSB for the fiscal year ended December
                                                                        31, 1997 filed on March 30, 1998. (File No. 0-25244)



10.30               Stock Purchase Agreement dated as of January        Incorporated by reference to Exhibit 10.30 contained
                    20, 1998 between the Company and 21st               in Form 10-KSB for the fiscal year ended December
                    Century Resorts                                     31, 1997 filed on March 31, 1998. (File No. 0-25244)



10.31               Form of the Subscription Agreement for the          Incorporated by reference to Exhibit 10.31 contained
                    Private Placement                                   in Form 10-KSB for the fiscal year ended December
                                                                        31, 1997 filed on March 31, 1998. (File No. 0-5244)



10.32               Escrow Agreement dated March 17, 1998               Incorporated by reference to Exhibit 10.32 contained
                    among the Company, TWG Finance Corp.,               in Form 10-KSB for the fiscal year ended December
                    TWG International U.S. Corporation as Issuer        31, 1997 filed on March 30, 1998. (File No. 0-25244)
                    and U.S. Trust Company of Texas, N.A., as
                    Trustee



10.33               Consulting Agreement between Chrysolith,            Incorporated by reference to Exhibit 10 contained in
                    L.L.C. and Lee Young dated January 1, 1997          the Form 10-QSB for the quarter ended June 30, 1996
                                                                        filed on August 14, 1996 (File No. 0-25244)



10.34               Purchase Agreement dated as of April 15,            Incorporated by reference to Exhibit 10.34 contained
                    1997 among the Company, James R.                    in the Form 10-Q for the quarter ended March 31,
                    Hardman, Jr. and Multiple Application               1997, filed on May 9, 1997 (File No. 0-25244)
                    Tracking System




10.35               License Agreement dated as of April 15, 1997        Incorporated by reference to Exhibit 10.35 contained
                    between the Company and James R. Hardman,           in the Form 10-Q for the quarter ended March 31,
                    Jr.                                                 1997, filed on May 9, 1997 (File No. 0-25244)



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
                                                                        0-25244)



10.38               Joint Activity Agreement dated March 31,            Incorporated by reference to Exhibit 10.38 contained
                    1997 between Mr. Mahmud Avdiyev and                 in the Form 8-K filed on June 17, 1997 (File No.
                    Tottenham & Co., d/b/a Art Marketing Ltd.           0-25244)



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
                                                                        0-25244)



10.42               Employment Agreement between the                    Incorporated by reference to Exhibit 10.42 contained
                    Company and Rami S. Ramadan dated July              in the Form 8-K filed on July 13, 1999 (File No.
                    12, 1999                                            0-25244)



10.43               Severance Agreement between the Company             Incorporated by reference to Exhibit 10.43 contained
                    and Stanley Kohlenberg dated May 23, 1999           in the Form 8-K filed on July 13, 1999 (File No.
                                                                        0-25244)




10.44               Severance Agreement among the Company,              Incorporated by reference to Exhibit 10.44
                    Trans World Gaming of Louisiana, TWG                contained in the Form 8-K filed on July 13, 1999
                    International U.S. Corporation and TWG              (File No. 0-25244)
                    Finance Corp. and Dominick J. Valenzano
                    dated July 12, 1999



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



10.46               1998 Incentive Stock Option Plan                    Filed herewith. (File No. 0-25244)

10.47               1999 Non-Employee Director Stock Option             Filed herewith. (File No. 0-25244)
                    Plan



10.48               Form 12% Secured Senior Note due March              Filed herewith. (File No. 0-25244)
                    2005



10.49               Form of Warrant to Purchase Common Stock            Filed herewith. (File No. 0-25244)
                    dated October 15, 1999



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



21.0                Subsidiaries                                        Filed herewith (File No. 0-25244)



27.1                Financial Data Schedule                             Filed herewith



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this Amended Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                TRANS WORLD GAMING CORP.
                                                    (registrant)



Dated:   May 26, 2000                      By:    /s/ Rami S. Ramadan
                                                  -----------------------------
                                                  Rami S. Ramadan
                                                  Chief Executive Officer/
                                                  Chief Financial Officer
                                                  (Principal Executive and
                                                  Financial Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Amended Report has been signed below by the following persons on behalf of the Issuer on May 26, 2000 in the capacities indicated.

                                                  SIGNATURE AND TITLE



                                                  /s/ Andrew Tottenham
                                                  -----------------------------
                                                  Andrew Tottenham
                                                  President and Director


                                                  /s/ Geoffrey B. Baker
                                                  -----------------------------
                                                  Director


                                                  /s/ Malcolm M.B. Sterrett
                                                  -----------------------------
                                                  Director


                                                  /s/ Julio E. Heurtematte, Jr.
                                                  -----------------------------
                                                  Director

                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES





                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                      Page
                                                                      ----
Independent Auditors' Report                                          F-1

Consolidated Balance Sheet                                            F-2

Consolidated Statements of Operations and Comprehensive Loss          F-3

Consolidated Statements of Stockholders' Deficit                      F-4

Consolidated Statements of Cash Flows                                F5-6

Notes to Consolidated Financial Statements                          F7-23




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







Roseland, New Jersey
February 17, 2000, except for Note
15, for which the date is March 28, 2000

                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 1999
                    (in thousands, except for per share data)




ASSETS
CURRENT ASSETS
  Cash                                                                $      934
  Accounts receivable                                                         38
  Prepaid expenses and other current assets                                  770
                                                                      ----------
          TOTAL CURRENT ASSETS                                             1,742
                                                                      ----------
PROPERTY AND EQUIPMENT, net                                                5,112
                                                                      ----------
OTHER ASSETS

  Goodwill and other intangible assets, less accumulated
  amortization of $3,999                                                  10,429
  Deposits and other assets                                                  710
                                                                      ----------
                                                                          11,139
                                                                      ----------
                                                                      $   17,993
                                                                      ==========
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

  Short-term debt                                                     $      146
  Accounts payable                                                         1,804
  Accrued expenses and other current liabilities                           3,768
                                                                      ----------
          TOTAL CURRENT LIABILITIES                                        5,718
                                                                      ----------
LONG-TERM LIABILITIES

  Long-term debt                                                          20,549
  Other long-term liabilities                                              5,970
                                                                      ----------
                                                                          26,519
                                                                      ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Preferred stock, $.001 par value, 2,000 shares authorized, none issued
  Common stock $.001 par value, 50,000 shares authorized,
   5,365 shares issued and outstanding                                         5
  Additional paid-in capital                                              10,104
  Stock warrants outstanding                                               4,912
  Accumulated other comprehensive income                                   1,035
  Accumulated deficit                                                    (30,300)
                                                                      ----------
     TOTAL STOCKHOLDERS' DEFICIT                                         (14,244)
                                                                      ----------
                                                                      $   17,993
                                                                      ==========


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                December 31, 1999
                    (in thousands, except for per share data)



                                                                     1999            1998
                                                                 -----------     -----------
REVENUES                                                         $    12,294     $     9,016
                                                                 -----------     -----------
COSTS AND EXPENSES
  Cost of revenues                                                     8,149           7,458
  Depreciation and amortization                                        2,839           2,485
  Selling, general and administrative                                  4,349           2,486
  Provision for impairment                                                             4,000
  Write-offs                                                                             559
                                                                 -----------     -----------
                                                                      15,337          16,988
                                                                 -----------     -----------
LOSS FROM OPERATIONS                                                  (3,043)         (7,972)
                                                                 -----------     -----------
OTHER INCOME (EXPENSE)
  Interest income                                                         40              85
  Interest expense                                                    (3,025)         (2,465)
  Foreign exchange gain (loss)                                          (217)            148
  Other                                                                   58            (296)
                                                                 -----------     -----------
                                                                      (3,144)         (2,528)
                                                                 -----------     -----------
LOSS BEFORE INCOME TAXES                                              (6,187)        (10,500)
INCOME TAXES, foreign                                                                   (191)
                                                                 -----------     -----------
LOSS FROM CONTINUING OPERATIONS                                       (6,187)        (10,691)
DISCONTINUED OPERATIONS, loss from operations of discontinued
  truckstop segment                                                     (222)            (38)
                                                                 -----------     -----------
NET LOSS                                                         $    (6,409)    $   (10,729)
                                                                 ===========     ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, basic and diluted          3,598           3,044
                                                                 ===========     ===========
LOSS PER COMMON SHARE, basic and diluted
  From continuing operations                                     $     (1.72)    $     (3.51)
  From discontinued operations                                         (0.06)          (0.01)
                                                                 -----------     -----------
  Net loss                                                       $     (1.78)    $     (3.52)
                                                                 ===========     ===========
COMPREHENSIVE LOSS
NET LOSS                                                         $    (6,409)    $   (10,729)
OTHER COMPREHENSIVE INCOME, foreign currency
 translation adjustment                                                  923             112
                                                                 -----------     -----------
COMPREHENSIVE LOSS                                               $    (5,486)    $   (10,617)
                                                                 ===========     ===========


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   TRANS WORLD GAMING CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                     YEARS ENDED DECEMBER 31, 1999 AND 1998
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                            Common
                                             Stock        Additional        Stock          Other
                                        ---------------     Paid-in        Warrants     Comprehensive  Stockholders'
                                        Shares   Amount     Capital       Outstanding      Income        Deficit       Deficit
                                        ------   ------     -------       -----------      ------        -------       -------

BALANCES, January 1, 1998               3,044       $3      $ 8,896          $  537        $       -     $(13,162)     $(3,726)

ISSUANCE OF STOCK WARRANTS                                                    4,700                                      4,700

ISSUANCE OF COMMON STOCK
  IN SETTLEMENT OF NOTES PAYABLE
  AND ACCRUED INTEREST                    320                   240                                                        240

FOREIGN CURRENCY TRANSLATION                                                                     112                       112
ADJUSTMENT

NET LOSS                                                                                                  (10,729)     (10,729)
                                        -----       --      -------         -------       ----------     --------    ---------

BALANCES, December 31, 1998             3,364        3        9,136           5,237              112      (23,891)      (9,403)

ISSUANCE OF WARRANTS                                                            625                                        625


EXERCISE OF WARRANTS                    2,001        2          968            (950)                                        20

FOREIGN CURRENCY TRANSLATION
ADJUSTMENT                                                                                       923                       923

NET LOSS                                                                                                   (6,409)      (6,409)
                                        -----       --      -------         -------       ----------     --------    ---------
BALANCES, December 31, 1999             5,365       $5      $10,104         $ 4,912       $    1,035     $(30,300)   $ (14,244)
                                        =====       ==      =======         =======       ==========     ========    =========



           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1999 and 1998
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


                                                                                     1999          1998
                                                                                   --------     --------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                         $ (6,409)    $(10,729)
  Add: loss from discontinued operations                                               (222)         (38)
                                                                                   --------     --------
  Loss from continuing operations                                                    (6,187)     (10,691)
  Adjustments to reconcile net loss from continuing
operations to net cash used in continuing operations:
    Provision for allowance for doubtful accounts                                                    252
    Depreciation and amortization                                                     2,839        2,485
    Noncash interest                                                                    542          610
    Provision for impairment                                                                       4,000
    Write-offs                                                                                       559
    Other                                                                                              8
    Increase (decrease) in cash attributable to changes in
  operating assets and liabilities:
     Accounts and other receivables                                                     186          (25)
     Prepaid expenses and other current assets                                         (331)        (540)
     Other assets                                                                       (85)        (612)
     Accounts payable, accrued expenses and other liabilities                         2,369        2,590
                                                                                   --------     --------
  Net cash used in continuing operations                                               (667)      (1,364)
  Net cash provided by (used in) discontinued operations                               (197)          28
                                                                                   --------     --------
NET CASH USED IN OPERATING ACTIVITIES                                                  (864)      (1,336)
                                                                                   --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions of Resorts and CDZ, net of cash acquired                                          (12,754)
  Purchases of property and equipment                                                (2,422)      (1,476)
  Payment for deposit                                                                   (34)
  Proceeds from the sale of property of discontinued
operations                                                                              379
                                                                                   --------     --------
NET CASH USED IN INVESTING ACTIVITIES                                                (2,077)     (14,230)
                                                                                   --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from short-term debt                                                         450        1,250
  Payments of short-term debt                                                        (1,360)        (194)
  Proceeds from long-term debt                                                        3,000       17,525
  Payments of long-term debt                                                                      (1,312)
  Proceeds from exercise of warrants                                                     20
                                                                                   --------     --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                             2,110       17,269
                                                                                   --------     --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                (190)          54
                                                                                   --------     --------
NET INCREASE (DECREASE) IN CASH                                                      (1,021)       1,757
CASH

  Beginning of year                                                                   1,955          198
                                                                                   --------     --------
  End of year                                                                      $    934     $  1,955
                                                                                   ========     ========



           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 1999 AND 1998
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


                                                                                  1999          1998
                                                                                 ------        ------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION,
cash paid during the year for:
  Interest                                                                       $2,515        $1,706
                                                                                 ======        ======
  Income taxes, foreign                                                          $  162        $  346
                                                                                 ======        ======

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
  Common stock issued in settlement of notes payable
   and accrued interest                                                          $   --        $  240
                                                                                 ======        ======
  Issuance of stock warrants with debt                                           $  625        $4,700
                                                                                 ======        ======
  Note payable forgiven in connection with sale of subsidiary                    $  206        $   --
                                                                                 ======        ======


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED STATEMENTS
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


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

                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES


NOTE 1 -      NATURE OF BUSINESS AND GOING CONCERN CONSIDERATION (CONTINUED)

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

                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES


NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


                                                                   ESTIMATED
                              ASSETS                                USEFUL
                                                                     LIFE
               Building and improvements                            45 years
               Gaming equipment                                   4-12 years
               Furniture, fixtures and other equipment             3-8 years


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

                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES


NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

              DEBT ISSUANCE COSTS - Costs incurred in connection with certain of the Company's debt financing were deferred and amortized on a straight-line basis over the term of the related debt. Amortization of debt issuance costs were $145 and $279 for the years ended December 31, 1999 and 1998, respectively.


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

                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES

              The excess of the total cost over the fair value of the net assets acquired (goodwill), $10,537, is being amortized on the straight-line basis over seven years.

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

              The following summarized unaudited 1998 consolidated pro forma information assumes the 1998 acquisitions had occurred on January 1, 1998.


               Revenues                                                $     11,370
                                                                       ============
               Loss from continuing operations                         $    (11,705)
                                                                       ============
               Loss per common share from continuing operations,
                basic and diluted                                      $      (3.85)
                                                                       ============


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


NOTE 4 -      PROPERTY AND EQUIPMENT

              At December 31, 1999, property and equipment consists of the following:


               Land                                                    $       1,121
               Building and improvements                                       1,519
               Gaming equipment                                                1,650
               Furniture, fixtures and other equipment                         1,732
               Construction in progress                                          217
                                                                       -------------
                                                                               6,239
               Less accumulated depreciation and amortization                  1,127
                                                                       -------------
                                                                       $       5,112
                                                                       =============


                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES


NOTE 5 -      LONG-TERM DEBT

              At December 31, 1999, long-term debt consists of the following:


               12% Senior Secured Promissory Notes (a) (d)             $      17,000
               12% Secured Convertible Senior Bonds (b)                        4,800
               12% Senior Secured Note due March 17, 2005 (c) (d)              3,000
                                                                       -------------
                                                                              24,800
               Less unamortized debt discount                                 (4,251)
                                                                       -------------
                                                                       $      20,549
                                                                       =============


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


NOTE 6 -      ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

              At December 31, 1999, accrued expenses and other current liabilities consists of the following:


               Taxes payable to Spanish Taxing
                Authorities (SEE NOTE 7)                               $       1,315
               Accrued interest                                                1,399
               Other                                                           1,054
                                                                       -------------
                                                                       $       3,768
                                                                       =============



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


                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES

              Rent expense under these leases amounted to approximately $120 for each of the years ended December 31, 1999 and 1998.

              EMPLOYMENT AGREEMENTS - The Company has entered into employment agreements with certain of its executives which provide for annual compensation plus, in most cases, participation in future benefit programs and stock option plans. Future annual compensation under these employment agreements is as follows:


                                 2000                            $        733
                                 2001                                     590
                                 2002                                     157
                                                                 ------------
                                                                 $      1,480
                                                                 ============


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

                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES

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

              At December 31, 1999, taxes payable to Spanish Taxing Authorities consists of the following:


                  Gaming tax                                           $       4,369
                  Property tax                                                   683
                  Social security                                              1,470
                  Other                                                          553
                                                                       -------------
                                                                               7,075
                  Less current portion                                         1,315
                                                                       -------------
                  Long-term portion                                    $       5,760
                                                                       =============


              Included in deposits and other assets on the accompanying December 31, 1999 consolidated balance sheet is $61 of restricted cash guaranteeing the social security tax obligation.

              Future aggregate payments to the Spanish Taxing Authorities are due as follows (excluding interest):


                       YEAR ENDING DECEMBER 31,
                                 2000                                  $       1,315
                                 2001                                          1,258
                                 2002                                            468
                                 2003                                            468
                                 2004                                          1,249
                            Thereafter (through 2009)                          2,317
                                                                       -------------
                                                                       $       7,075
                                                                       =============


              If the Company does not make its payments according to the schedule and is unable to obtain further deferral from the Spanish Taxing Authorities, the debt would become immediately payable and revert to pre-receivership levels. Management has indicated that, based on its discussions with Spanish Taxing Authorities, further deferral of payments until April 2001 is anticipated.

                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES

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

              In March 1998 and October 1999, in connection with the issuance of certain debt instruments (SEE NOTE 5), the Company has allocated $4,700 and $625, respectively, as the estimated value of the warrants issued with the debt instruments. Upon surrender of a warrant, the holder is entitled to purchase one share of the Company's common stock for $.01. The warrants expire on various dates through March 31, 2008.

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

                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES

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


NOTE 10 -     INCOME TAXES

              At December 31, 1999, the Company's deferred income tax asset is comprised of the tax benefit (cost) associated with the following based on the statutory tax rates currently in effect:

                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES

                                                    U.S.           FOREIGN          TOTAL
                                                    ----           -------          -----
               Deferred tax assets
                Loss carryforwards              $     3,407     $     4,492     $     7,899
                Impairment                            2,801                           2,801
                Other                                                    52              52
                                                -----------     -----------     -----------
                                                      6,208           4,544          10,752
               Deferred tax liabilities                                 (11)            (11)
                                                -----------     -----------     -----------
               Deferred tax asset, gross              6,208           4,533          10,741

               Valuation allowances                  (6,208)         (4,533)        (10,741)
                                                -----------     -----------     -----------
               Deferred tax asset, net          $        --     $        --     $        --
                                                ===========     ===========     ===========


              The following table presents the U.S. and foreign components of pretax loss from continuing operations before income taxes for the years ended December 31, 1999 and 1998:


                                                               1999            1998
                                                               ----            ----
                           U.S                            $    (4,400)    $    (8,562)
                           Foreign                             (1,787)         (1,938)
                                                          -----------     -----------
                                                          $    (6,187)    $   (10,500)
                                                          ===========     ===========


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

              The following table presents the principal reasons for the differences between the effective tax rate and the U.S. federal statutory income tax rate for the years ended December 31, 1999 and 1998:


                   U.S federal statutory income tax rate               (34%)       (34%)
                   Effect of nondeductibility of goodwill
                    amortization and impairment                          10          19
                   Effect of net operating loss carryforwards
                    and valuation allowances, net                        29          15
                   Other                                                 (5)          2
                                                                        ----        ----
                                                                         - %          2%
                                                                        ====        ====


                        TRANS WORLD GAMING CORP. AND SUBSIDIARIES

              At December 31, 1999, the Company had net operating loss carryforwards available for income tax reporting purposes of approximately:


                   U.S                                      $ 8,735
                   Foreign                                   12,857
                                                            -------
                                                            $21,592
                                                            =======


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

                        TRANS WORLD GAMING CORP. AND SUBSIDIARIES

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

              For the years ended December 31, 1999 and 1998, warrant activity is as follows:


                 PRICE     BALANCE,                        BALANCE,                                     BALANCE,
                  PER     JANUARY 1,  GRANTED  EXPIRED   DECEMBER 31,  GRANTED    EXERCISED  EXPIRED   DECEMBER 31,
                 SHARE       1998       1998    1998         1998        1999        1999      1999        1999
                ------    ----------  -------  -------   ------------  -------    ---------  -------   ------------

              $  13.50         151                              151                            (151)
                 11.55         151                              151                            (151)
                  8.50       1,511                            1,511                          (1,511)
                  1.50                 3,200                  3,200                                         3,200
                  1.00         960       960     (960)          960                                           960
                  0.59         250                              250                                           250
                  0.50         131        90                    221                            (221)
                  0.01         500     9,598     (500)        9,598      1,251     (2,001)                  8,848
                             -----    ------   ------        ------      -----     ------    ------        ------
                             3,654    13,848   (1,460)       16,042      1,251     (2,001)   (2,034)       13,258
                             =====    ======   ======        ======      =====     ======    ======        =======


              All warrants outstanding at December 31, 1999 are exercisable.

              STOCK OPTION PLANS

              The Company has incentive and nonstatutory stock option plans under which certain key employees may purchase up to a total of 2,000 common shares of the Company. Under the incentive stock option plan, the exercise price cannot be less than the fair market value of a share on the date of grant or at 110 percent of the fair market value on the date of grant, if, any employee owns more than 10 percent of the total combined voting power of all classes of outstanding stock of the Company. In addition, the incentive stock option plan provided for automatic grant of an option to purchase 2 shares of common stock to non-employee directors on a quarterly basis. In the case of a nonstatutory stock option, the exercise price may be any amount determined by the Board on the date of grant, but not less than the par value of the stock subject to the option.

              During 1999, in light of diminishing shares remaining available for grant to non-employee directors, the Company's Board of Directors approved the 1999 Non-Employee Director Stock Option Plan (the "1999 Plan"). Under the 1999 Plan, an aggregate of 250 shares of the Company's common stock were reserved for issuance pursuant to options issued pursuant to the 1999 Plan. The 1999 Plan provides for an automatic grant of an option to purchase 2 shares of common stock to non-employee directors on a quarterly basis. Under the 1999 Plan, the exercise price shall equal the fair

                        TRANS WORLD GAMING CORP. AND SUBSIDIARIES
              market value of the Company's common stock on the date of grant. Options issued under the 1999 Plan shall be immediately exercisable over ten years.

              The activity in the stock option plans is as follows:


                                                       EXERCISE PRICE PER SHARE
                                               NUMBER OF                       WEIGHTED
                                                OPTIONS       RANGE            AVERAGE
                                                -------       -----            -------

                     Balance outstanding,
                       January 1, 1997           573        $ .91-9.00         $  4.64
                     Granted                     267          .30-2.00            0.56
                     Expired                    (320)             7.00            7.00
                                                 ---        ----------         -------
                     Balance outstanding,
                       January 1, 1998           520          .30-9.00            1.09
                     Granted                     125           .24-.63            0.25
                     Expired                      (6)         .30-1.59            0.80
                                                 ---        ----------         -------
                     Balance outstanding,
                       December 31, 1998         639          .24-9.00            0.93
                     Granted                     131           .24-.83            0.50
                                                 ---        ----------         -------
                     Balance outstanding,
                       December 31, 1999         770        $ .24-9.00        $   0.86
                                                 ===        ==========        ========
                     Exercisable,
                       December 31, 1999         639        $ .24-9.00        $   0.93
                                                 ===        ==========        ========


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

                                      UNITED      CZECH
                                      STATES     REPUBLIC      SPAIN      OTHER     ELIMINATIONS  CONSOLIDATED
                                     ---------   ---------    --------    --------  ------------  ------------
                   1999
                 Revenues             $  5,549    $  8,250    $  3,877    $    167    $ (2,519)    $   15,324
                 Long-lived assets           9      10,475       4,711         346                     15,541

                   1998
                 Revenues             $  6,114    $  5,466    $  2,778    $  1,080    $   (359)    $   15,079
                 Long-lived assets         184      10,524       5,444         441                     16,593


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


                                                  1999    1998
                                                  ----    ----

                  Assets                          $291    $442
                  Liabilities                      216     367
                  Stockholders' equity              75      75
                  Net income                         -       -


NOTE 14 -     DISCONTINUED OPERATIONS

         The Company's United States gaming operations ceased as of June 30, 1999. Summary operating results of discontinued operations for the years ended December 31, 1999 and 1998 is as follows:


         REVENUES                                 $ 3,030        $ 6,063
                                                  -------        -------
         COSTS AND EXPENSES
          Cost of revenues                          1,506          2,879
          Depreciation and amortization               145            285
          Selling general and administrative        1,025          1,903
          Provision for impairment                                   192
          Write-offs                                                 204
                                                  -------        -------
                                                    2,676          5,463
                                                  -------        -------
         INCOME FROM OPERATIONS                       354            600
         INTEREST                                     576            638
                                                  -------        -------
                                                  $  (222)       $   (38)
                                                  =======        =======


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

                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES




                            CASINO DE ZARAGOZA, S.A.




-------------------------------------------------------------------------------
                          CONSOLIDATED ANNUAL ACCOUNTS
                             AS OF DECEMBER 31, 1999
                         TOGETHER WITH AUDITORS' REPORT
-------------------------------------------------------------------------------

                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES
                    CASINO DE ZARAGOZA, S.A. AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1999


                                                                    U.S.       THOUSANDS
                                                                  DOLLARS      OF PESETAS
                                                                ----------     ----------

                                   ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                      165,457         27,403
    Short-Term financial investments                                65,560         10,858
    Due from affiliates (within TWG Group)                           3,743            620
    Accounts receivable (Note 4)                                    22,480          3,723
    Inventories                                                     13,803          2,286
    Prepaid expenses and other receivables                           5,585            925
                                                                ----------     ----------
       TOTAL CURRENT ASSETS                                        276,628         45,815
                                                                ----------     ----------
NON-CURRENT ASSETS

    Intangible assets, net (Note 5)                                  3,339            553
    Gross tangible assets (Note 6)                                 395,260         65,463
    Due from affiliates (within TWG Group) (Note 7)                900,000        149,058
    Other long-term                                                 60,862         10,080
                                                                ----------     ----------
       TOTAL NON-CURRENT ASSETS                                  1,359,461        225,154
                                                                ----------     ----------
                                TOTAL ASSETS                     1,636,089        270,969
                                                                ==========     ==========
                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable, trade                                        190,195         31,500
    Accounts payable, affiliates (within TWG Group) (Note 7)       184,603         30,574
    Taxes (Note 8)                                               1,315,325        217,844
    Other current liabilities                                      135,539         22,448
                                                                ----------     ----------
       TOTAL CURRENT LIABILITIES                                 1,825,662        302,366
                                                                ----------     ----------
NON-CURRENT LIABILITIES
    Taxes (Notes 8 and 14)                                       5,760,524        954,058
    Long-term debt                                                 110,349         18,276
                                                                ----------     ----------
       TOTAL LONG-TERM DEBT                                      5,870,873        972,334
                                                                ----------     ----------
COMMITMENTS AND CONTINGENCIES (NOTE 9)                             135,877         22,504
                                                                ----------     ----------
MINORITY INTERESTS (NOTE 10)                                        74,121         12,276
                                                                ----------     ----------
SHAREHOLDERS' EQUITY
    Common Shares (Note 11)                                      1,509,480        250,000
    Accumulated losses                                          (7,087,349)      (997,973)
    Accumulative translation adjustment                          1,167,380             --
    Profit/Loss                                                 (1,859,955)      (290,538)
                                                                ----------     ----------
       TOTAL SHAREHOLDERS' EQUITY                               (6,270,444)    (1,038,511)
                                                                ----------     ----------
                 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      1,636,089        270,969
                                                                ==========     ==========


                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES
                    CASINO DE ZARAGOZA, S.A. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                            AS OF DECEMBER 31, 1999


                                                                    U.S.              THOUSANDS
                                                                   DOLLARS            OF PESETAS
                                                                   -------            ----------
REVENUES (NOTE 1)
    Gaming                                                          3,579,475              559,139
    Other revenues                                                    297,330               46,445
                                                                -------------       ---------------
                                                                    3,876,805              605,584
                                                                -------------       ---------------
COSTS AND EXPENSES
    Operating departments (Note 1)                                 (3,304,347)            (516,162)
    Selling, general and administrative (Note 7)                   (1,753,897)            (273,971)
    Depreciation and amortization                                     (78,210)             (12,217)
                                                                -------------       ---------------
                                                                   (5,136,454)            (802,350)
                                                                -------------       ---------------
LOSS FROM OPERATIONS                                               (1,259,649)            (196,766)
                                                                -------------       ---------------
OTHER INCOME (EXPENSE)
    Interest expenses                                                (161,273)             (25,192)
    Interest income                                                     5,397                  843
    Other, net                                                         71,745               11,207
                                                                -------------       ---------------
                                                                      (84,131)             (13,142)
                                                                -------------       ---------------
INCOME TAXES                                                          -                   -
NET LOSS BEFORE EXTRAORDINARY ITEM                                 (1,343,781)            (209,908)
                                                                -------------       ---------------
EXTRAORDINARY ITEMS, NET OF RELATED TAX EFFECT (NOTE 12)             (516,251)             (80,642)
                                                                -------------       ---------------
NET INCOME                                                         (1,860,032)            (290,550)
                                                                =============       ===============
LOSS ATTRIBUTABLE TO MINORITY INTERESTS                                 0,072                   12

INCOME ATTRIBUTABLE TO THE GROUP                                   (1,859,955)            (290,538)

LOSS PER SHARE BEFORE EXTRAORDINARY ITEM                              (537.51)              (83.96)
EXTRAORDINARY LOSS PER SHARE                                          (206.52)              (32.26)
LOSS PER SHARE (WEIGHTED AVERAGE SHARES: 2,500)                       (744.01)             (116.22)


                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES
                    CASINO DE ZARAGOZA, S.A. AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF CASH FLOWS AS OF DECEMBER 31, 1999


                                                                   US DOLLARS       PESETAS
                                                                   ----------       -------

CASH FLOW FROM OPERATING ACTIVITIES
  Net income (loss) before extraordinary items                    (1,343,781)      (209,908)
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
     Provision for allowance for doubtful accounts                   (22,124)        (3,456)
     Depreciation and amortization                                    78,210         12,217
     Unrealized net depreciation (appreciation) on investments             -              -
     (Gain) loss from investments in affiliates                            -              -
     Deferred income taxes                                                 -              -
     Minority interest                                                    72             12
     Changes in operating assets and liabilities:
      (Increase) decrease in investments                            (858,097)      (142,118)
      (Increase) decrease in account receivable                      153,858         25,482
      (Increase) decrease in account receivable, affiliates              350             58
      (Increase) decrease in inventories                             (13,803)        (2,286)
      (Increase) decrease in other current assets                      1,183            196
      (Increase) decrease in other assets                             58,562          9,699
      Increase (decrease) in account payable                          (5,042)          (835)
      Increase (decrease) in account payable affiliates             (136,034)       (22,530)
      Increase (decrease) in accrued expenses and other
        current liabilities                                          484,682         80,273
      Increase (decrease) in other long terms liabilities            649,777        107,616
                                                                  ----------     ----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                 (952,186)      (145,580)
                                                                  ----------     ----------
CASH FLOW FROM OPERATING ACTIVITIES
  Payment for purchase of fixed assets                              (188,993)       (31,301)
  Proceeds form sale of fixed assets                                       -              -
  Payment for purchase of intangible assets                           (3,369)          (558)
  Payment for purchase of investments                                      -              -
                                                                  ----------     ----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                 (192,362)       (31,859)
                                                                  ----------     ----------
CASH FLOW FROM FINANCIAL ACTIVITIES
  Proceeds from issuance of common stock                           1,509,479        250,000
  Minority interest                                                   74,121         12,276
                                                                  ----------     ----------
NET CASH PROVIDED BY (USED IN) FINANCIAL ACTIVITIES                1,583,600        262,276
                                                                  ----------     ----------
CASH FLOW FROM EXTRAORDINARY ACTIVITIES
  (Increase) decrease in extraordinary items                        (486,910)       (80,642)
                                                                  ----------     ----------
NET CASH PROVIDED BY (USED IN) EXTRAORDINARY ACTIVITIES             (486,910)       (80,642)
                                                                  ----------     ----------
TRANSLATION ADJUSTMENT                                                73,186
                                                                  ----------     ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  25,329          4,195
CASH AND CASH EQUIVALENTS
  Beginning of the year                                              140,128         23,208
                                                                  ----------     ----------
  End of the year                                                    165,457         27,403
                                                                  ==========     ==========


                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES


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

         Details of the Casino's holdings are as follows:


             --------------------------------------------------------------------------------------
             Name                                 Catering y Gestion, S.L.   Los Albares, S.A.
             --------------------------------------------------------------------------------------
             Location                                Ctra. Nacional II       Ctra. Nacional II
                                                        Km. 343,250             Km. 343,250
                                                    Alfajarin (Zaragoza)   Alfajarin (Zaragoza)
             Line of business                             Lodging               Inoperative

                                                                     U.S. Dollars

             Proportion of stock held as of
               December 31, 1999                              100%               50.31%

             Capital stock as of December 31,
               1999                                       458,882               448,315

             Earnings/(Accumulated losses)
               as of December 31, 1999                   (835,648)             (299,004)

             Losses for the year ended
               December 31, 1999                         (271,748)                 (144)

                                                                 Thousands of Pesetas
             Proportion of stock held as of
               December 31, 1999                              100%               50.31%

             Capital stock as of December 31,
               1999                                        76,000                74,250

             Earnings/(Accumulated losses)
               as of December 31, 1999                   (138,400)              (49,521)

             Losses for the year ended
               December 31, 1999                          (45,007)                  (24)
             --------------------------------------------------------------------------------------

                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES

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

          The following exchange rates were used to translate the financial statements as of December 31, 1999:




                        --------------------------------------------------------------
                                                                    Ptas./U.S. Dollars
                                                                    ------------------
                        Balance Sheet Exchange Rate                      165,620

                        Profit and Loss Exchange Rate                    156,207
                        --------------------------------------------------------------




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

                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES

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

          The Company depreciates its tangible fixed assets on a straight-line basis over the years of estimated useful life of each asset as follows:

                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES



                      ------------------------------------------------------------
                                                                     Years of
                                                                 estimated useful
                                                                       life
                                                                ------------------
                      Gaming equipment                                10 to 12
                      Tools                                            6 to 8
                      Furniture and fixtures                           8 to 25
                      Data processing equipment                           4
                      ------------------------------------------------------------




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

                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES

(4)  ACCOUNTS RECEIVABLE

     Accounts receivable (debtors) as of December 31, 1999 consist of the following:



                  ---------------------------------------------------------------------------
                                                                        U.S.       Thousands
                                                                      Dollars      of Pesetas
                  ---------------------------------------------------------------------------
                  Accounts Receivable                                  518,506       85,875
                  Less:
                   Allowance for Doubtful Accounts                    (496,026)     (82,152)
                                                                      --------     ----------
                                                                        22,480        3,723
                  ---------------------------------------------------------------------------




The rollforward of the allowance for doubtful accounts is as follows:



                  ----------------------------------------------------------------------------
                                                                         U.S.      Thousands
                                                                       Dollars     of Pesetas
                  ----------------------------------------------------------------------------
                  ALLOWANCE FOR DOUBTFUL ACCOUNTS AS OF
                   DECEMBER 31, 1998                                   1,303,740     185,092
                  Bad debt expense for the period ended
                   December 31, 1999                                        -             -
                  Recoveries/other for the period ended
                   December 31, 1999                                     (20,867)     (3,456)
                  Effect of consolidation                               (599,596)    (99,305)
                  Other                                                   (1,080)       (179)
                  Translation adjustment                                (186,171)          -
                                                                       ---------     -------
                  ALLOWANCE FOR DOUBTFUL ACCOUNTS AS OF
                   DECEMBER 31, 1999                                     496,026      82,152
                  ----------------------------------------------------------------------------



(5)  INTANGIBLE ASSETS

     Movement in the cost of the assets and the related accumulated depreciation was as follows:



         ---------------------------------------------------------------------------------------
                                              December                 Translation    December
            U.S. Dollars                      31, 1998     Additions   Adjustment     31, 1999
         ---------------------------------------------------------------------------------------

         Software                              144,291        3,369      (20,604)     127,056
         Accumulated depreciation             (117,039)     (23,391)      16,713     (123,717)
                                              --------     --------     --------     --------
                                                27,252      (20,022)      (3,891)       3,339
                                              --------     --------     --------     --------
         Other                                     725            -         (103)         622
         Accumulated depreciation                 (725)           -          103         (622)
                                              --------     --------     --------     --------
                                                     -            -            -            -
                                              --------     --------     --------     --------
         TOTAL:
         Cost                                  145,016        3,369      (20,707)     127,678
         Accumulated depreciation             (117,764)     (23,391)      16,816     (124,339)
                                              --------     --------     --------     --------
         TOTAL INTANGIBLE ASSETS - NET          27,252      (20,022)      (3,891)       3,339
         ---------------------------------------------------------------------------------------



                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES



         ------------------------------------------------------------------
                                           December                December
         Thousands of Pesetas              31, 1998    Additions   31, 1999
         ------------------------------------------------------------------
         Software                          20,485         558      21,043
         Accumulated depreciation         (16,616)     (3,874)    (20,490)
                                          -------      ------     -------
                                            3,869      (3,316)        553
                                          -------      ------     -------

         Other                                103           -         103
         Accumulated depreciation            (103)          -        (103)
                                          -------      ------     -------
                                                -           -           -
                                          -------      ------     -------
         TOTAL:
         Cost                              20,588         558      21,146
         Accumulated depreciation         (16,719)     (3,874)    (20,593)
         ------------------------------------------------------------------
         TOTAL INTANGIBLE ASSETS - NET      3,869      (3,316)        553
         ------------------------------------------------------------------


(6)  PROPERTY AND EQUIPMENT

     Movement in the cost of the assets and the related accumulated depreciation was as follows:



    -------------------------------------------------------------------------------------------------
                                        December                        Translation       December
          U.S. Dollars                  31, 1998         Additions       adjustment        31, 1999
    -------------------------------------------------------------------------------------------------
    Land                                    89,948           88,383(*)       (12,844)         165,487
                                        ----------       ----------       ----------       ----------

    Gaming equipment                       335,063           93,727          (47,846)         380,944
    Accumulated depreciation              (229,464)         (23,747)          32,767         (220,444)
                                        ----------       ----------       ----------       ----------
                                           105,599           69,980          (15,079)         160,500
                                        ----------       ----------       ----------       ----------

    Tools                                  158,554               --          (22,640)         135,914
    Accumulated depreciation              (149,110)          (4,196)          21,293         (132,013)
                                        ----------       ----------       ----------       ----------
                                             9,444           (4,196)          (1,347)           3,901
                                        ----------       ----------       ----------       ----------

    Furniture                            1,406,881            0,211         (200,897)       1,206,195
    Accumulated depreciation            (1,321,908)         (16,018)         188,759       (1,149,167)
                                        ----------       ----------       ----------       ----------
                                            84,973          (15,807)         (12,138)          57,028
                                        ----------       ----------       ----------       ----------

    Data Processing Equipment              137,373            6,672          (19,616)         124,429
    Accumulated depreciation              (131,993)          (2,940)          18,848         (116,085)
                                        ----------       ----------       ----------       ----------
                                             5,380            3,732             (768)           8,344
                                        ----------       ----------       ----------       ----------

    Other                                      500                -              (71)             500
    Accumulated depreciation                  (500)               -               71             (500)
                                        ----------       ----------       ----------       ----------
                                                 -                -                -                -
                                        ----------       ----------       ----------       ----------
    TOTAL:

    Cost                                 2,128,319          188,993         (303,914)       2,013,398
    Accumulated depreciation            (1,832,975)         (46,901)         261,738       (1,618,138)
    -------------------------------------------------------------------------------------------------
    TOTAL TANGIBLE ASSETS - NET            295,344          142,092          (42,176)         395,260
    -------------------------------------------------------------------------------------------------


(*) The effect of applying global integration procedures in the consolidation process

                        TRANS WORLD GAMING CORP. AND SUBSIDIARIES



          ----------------------------------------------------------------------------------
                                                  December 31,                  December 31,
                 Thousands of Pesetas                 1998        Additions         1999
          ----------------------------------------------------------------------------------

          Land                                        12,770         14,638(*)      27,408
                                                    --------       --------       --------

          Gaming equipment                            47,569         15,523         63,092
          Accumulated depreciation                   (32,577)        (3,933)       (36,510)
                                                    --------       --------       --------
                                                      14,992         11,590         26,582
                                                    --------       --------       --------

          Tools                                       22,510                        22,510
          Accumulated depreciation                   (21,169)          (695)       (21,864)
                                                    --------       --------       --------
                                                       1,341           (695)           646
                                                    --------       --------       --------

          Furniture                                  199,735             35        199,770
          Accumulated depreciation                  (187,672)        (2,653)      (190,325)
                                                    --------       --------       --------
                                                      12,063         (2,618)         9,445
                                                    --------       --------       --------

          Data Processing Equipment                   19,503          1,105         20,608
          Accumulated depreciation                   (18,739)          (487)       (19,226)
                                                    --------       --------       --------
                                                         764            618          1,382
                                                    --------       --------       --------

          Other                                           71              -             71
          Accumulated depreciation                       (71)             -            (71)
                                                    --------       --------       --------
                                                           -              -              -
                                                    --------       --------       --------
          TOTAL:

          Cost                                       302,158         31,301        333,459
          Accumulated depreciation                  (260,228)        (7,768)      (267,996)
          ----------------------------------------------------------------------------------
          TOTAL TANGIBLE ASSETS - NET                 41,930         23,533         65,463
          ----------------------------------------------------------------------------------

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

(7)      INTERCOMPANY TRANSACTIONS

         Intercompany accounts receivable and payable as of December 31, 1999 were as follows:


              ------------------------------------------------------------------------------
                                              U.S. Dollars           Thousands of Pesetas
                                      ------------- ------------- ------------- ------------
                                         Accounts      Accounts      Accounts     Accounts
                                        receivable     payable      receivable     payable
              ------------------------------------------------------------------------------

              Transworld Gaming           900,000       184,603       149,058        30,574
              ------------------------------------------------------------------------------
                                          900,000       184,603       149,058        30,574
              ------------------------------------------------------------------------------

         In 1999, Casino de Zaragoza, S.A. granted a loan of US$ 900,000 (Ptas. 142,738,000) to Trans World Gaming, its parent company. This loan falls due in 2002 and bears 3% interest. The difference between the amount granted and the amount recorded in the financial statements relates to variations in the exchange rate (Note 3-i).

                        TRANS WORLD GAMING CORP. AND SUBSIDIARIES

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

(8)      TAX MATTERS

         Set out below are the balances payable to the Spanish tax authorities:


              ---------------------------------------------------------------------------------------------------------------------
                                                                                            U.S. Dollars
                                                             ----------------------------------------------------------------------
                                                                               Long term                            Short term
                                                             ----------------------------------------------------------------------
                                                              Temporary                                     Temporary
                                                             receivership        Other         Total       receivership      Other
              ---------------------------------------------------------------------------------------------------------------------

              Diputacion General de Aragon
              -  Gambling tax                                   2,159,920      1,783,764      3,943,684        195,737      229,170

              City Council of Alfajarin:
              -  Tax on business activities, property tax         176,632              -        176,632         19,623      485,793

              Central tax authorities:
              -  Personal income tax                                    -        428,090        428,090              -      122,503
              -  Value added tax

              Social Security authorities                         719,684        490,985      1,210,669              -      260,427

              Other                                                     -          1,449          1,449              -        2,072
                                                                -------------------------------------------------------------------
                                                                3,056,236      2,704,288      5,760,524        215,360    1,099,965
              ---------------------------------------------------------------------------------------------------------------------



              ---------------------------------------------------------------------------------------------------------------------
                                                                                        Thousands of Pesetas
                                                             ----------------------------------------------------------------------
                                                                               Long term                            Short term
                                                             ----------------------------------------------------------------------
                                                              Temporary                                     Temporary
                                                             receivership        Other         Total       receivership      Other
              ---------------------------------------------------------------------------------------------------------------------

              Diputacion General de Aragon
              -  Gambling tax                                     357,728        295,427        653,153         32,418       37,955

              City Council of Alfajarin:
              -  Tax on business activities, property tax          29,254              -         29,254          3,250       80,457

              Central tax authorities:
              -  Personal income tax                                    -         70,900         70,900              -       20,289
              -  Value added tax

              Social Security authorities                         119,194         81,317        200,511              -       43,132

              Other                                                     -            240            240              -          343
                                                                -------------------------------------------------------------------
                                                                  506,174        447,884        954,058         35,668      182,176
              ---------------------------------------------------------------------------------------------------------------------

                        TRANS WORLD GAMING CORP. AND SUBSIDIARIES

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

         The reconciliation of 1999 results per books to the corporate income tax base is as follows:


              -----------------------------------------------------------------------------
                                                                  U.S.          Thousands
                                                                Dollars         of Pesetas
              -----------------------------------------------------------------------------

              Results per books (loss) (after tax)             (1,859,955)        (290,538)
              Permanent differences                                 6,683            1,107
              -------------------------------------------      ----------       ----------
              TAX BASE                                         (1,853,272)        (289,431)
              -------------------------------------------      ----------       ----------


         The tax loss carryforwards and maximum terms (under Spanish tax legislation) allowed for offset are as follows:


              -----------------------------------------------------------------------------
                                         U.S.        Thousands     Last year for
                      Year             Dollars      of Pesetas        offset
              -----------------------------------------------------------------------------

                      1992              360,899        56,375           2002
                      1993              305,883        47,781           2003
                      1994            1,534,579       239,712           2004
                      1995            1,726,504       269,692           2005
                      1996            1,060,068       165,590           2006
                      1997            3,162,137       493,948           2007
                      1998            2,488,781       388,765           2008
                      1999            2,008,815       313,791           2009
              -----------------------------------------------------------------------------
                                     12,647,666     1,975,654
                                     ----------     ---------

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

                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES


- Complaint filed on March 9, 1998 by the Casino against HERALDO DE ARAGON (a newspaper) in Court of First Instance no. 11 of Zaragoza, for infringement and violation of the right to honor, claiming Ptas. 1,456 million (US$ 8.79 million) in damages. The case is currently at the discovery stage. No amounts have been recorded in respect of this gain contingency.

- An appeal for reversal filed by the Casino against the Superior Court of Justice of Aragon in November 1998 against a judgment handed down by Labor Court no. 1 of Zaragoza in October 1998 sentencing the Casino to compensate an ex-employee. In 1998 the Casino booked Ptas. 10.4 million (US$ 0.06 million) for the compensation in question in case it is finally sentenced to pay the ex-employee. On November 8, 1999, the Supreme Court discharged Casino de Zaragoza, S.A. from its payment obligations relating to back pays amounting to Ptas. 4.2 million (US$ 0.03 million).

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

                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES

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

     In addition and as of the same date, the Company offset losses against reserves of an amount totaling Ptas. 580.8 million (US$ 3.5 million).

     The list of all shareholders by ownership percentage as of December 31, 1999 was as follows:




                  --------------------------------------------
                  Trans World Gaming Corp.             99.92%
                  Andrew Tottenham                      0.04%
                  Jaime Vaca de Arrazola                0.04%
                  --------------------------------------------



(12) EXTRAORDINARY ITEMS

     The composition of Extraordinary items as of December 31, 1999 is as follows:



         --------------------------------------------------------------------------
                                                            U.S.        Thousands
                                                          Dollars       of Pesetas
         --------------------------------------------------------------------------
         Parent company charges for expenses               458,539        71,627
         Other                                              57,712         9,015
                                                           -------        ------
                                                           516,251        80,642
         --------------------------------------------------------------------------



(13) SEGMENT DISCLOSURES

     SFAS 131 requires disclosures of segment information provided that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.

     A breakdown of net sales for ordinary Group operations, by activity, is provided below:

                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES



                  -----------------------------------------------------------
                                                      U.S.        Thousands
                                                    Dollars       of Pesetas
                  -----------------------------------------------------------
                  Games                             3,579,475       559,139
                  Rooms                               164,532        25,701
                  Restaurant                           56,675         8,853
                  Beverages                            73,953        11,552
                  Other                                 2,170           339
                  -----------------------------------------------------------
                                                    3,876,806       603,584
                  -----------------------------------------------------------


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

     On April 17, 1998, the secondary creditors listed as such in the list of creditors approved by the court and the preferred creditors who attended the Meeting of Creditors voted for the proposed composition, in which Casino de Zaragoza, S.A. agreed to make the following payments:




         -----------------------------------------------------------------------------
                                                              Thousands
                                                              of Pesetas   US Dollars
         -----------------------------------------------------------------------------
         Social Security authorities (Note 8)                   119,194      719,684

         Partial acquittance of 35.75% of the credits of
          the rest of the creditors of the composition          206,529    1,247,005

         Repayment schedule for the remaining 64.25%
          of the credits of the rest of the creditors
          of the composition:
           Year 1                                                     -            -
           Year 2                                                39,518      238,606
           Year 3                                                36,840      222,437
           Year 4                                                36,840      222,437
           Year 5                                                36,840      222,437
           Year 6                                               110,520      667,311
           Year 7                                               110,520      667,311
         -----------------------------------------------------------------------------
         TOTAL CREDIT OF THE CREDITORS WHO SIGNED THE
          COMPOSITION                                           696,801    4,207,228
         -----------------------------------------------------------------------------


     If the Casino does not make its payments according to the schedule, the debt would go back to pre-composition levels.

     In addition, there are Ptas 102.7 million (US$ 0.62 million) due to other privileged creditors that are subject to the same payment and acquittance conditions conditions as described for the rest of the creditors in the composition.

                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES




                    CASINO DE ZARAGOZA, S.A. AND SUBSIDIARIES
                        STATEMENT OF SHAREHOLDERS' EQUITY
                             AS OF DECEMBER 31, 1999



--------------------------------------------------------------------------------------------------------------------------------
                                                                                   US Dollars
                                                --------------------------------------------------------------------------------
                                                                                                  Accumulated
                                                 Subscribed                                         Other
                                                   Capital        Accumulated       Income       Comprehensive    Comprehensive
                                                    Stock           Losses       for the year        Income          Income
--------------------------------------------------------------------------------------------------------------------------------
OPENING BALANCE AS OF DECEMBER 31, 1998           1,760,935       (9,413,115)       564,831          23,075                -
Transfer to accumulated losses                            -          564,831       (564,831)              -                -
Capital reduction charged against reserves       (1,760,935)       1,760,935              -               -                -
Capital increase                                  1,509,479                -              -               -                -
Translation adjustment                                    -                -              -       1,114,466        1,114,466
Income (loss) for the year                                -                -     (1,859,955)              -       (1,859,955)
Other                                                     -                -              -          29,839           29,839
--------------------------------------------------------------------------------------------------------------------------------
CLOSING BALANCE AS OF DECEMBER 31,  1999          1,509,479       (7,087,349)    (1,859,955)      1,167,380         (715,650)
--------------------------------------------------------------------------------------------------------------------------------





         -----------------------------------------------------------------------------------------
                                                                    Thousands of Pesetas
                                                       -------------------------------------------
                                                        Subscribed                        Income
                                                          Capital       Accumulated       for the
                                                           Stock          Losses           Year
         -----------------------------------------------------------------------------------------
         OPENING BALANCE AS OF DECEMBER 31, 1998           250,000     (1,336,380)        83,465
         -----------------------------------------------------------------------------------------
         Transfer to accumulated losses                         --         83,465        (83,465)
         Capital reduction charged against reserves       (250,000)       250,000             --
         Capital increase                                  250,000             --             --
         Income (loss) for the year                             --             --       (290,538)
         Other                                                  --          4,942             --
         -----------------------------------------------------------------------------------------
         CLOSING BALANCE AS OF DECEMBER 31,  1999          250,000       (997,973)      (290,538)
         -----------------------------------------------------------------------------------------

