Form 10QSB
period 2000-06-30
TRANS WORLD GAMING CORP
filed 2000-08-14
CIK 914577

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM TO _______________ . ______________

                          COMMISSION FILE NO.: 0-25244

                          ----------------------------


                               TRANS WORLD GAMING CORP.
        (Exact name of small business issuer as specified in its charter)

                    NEVADA                                      13-3738518
        (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                       Identification No.)

          545 FIFTH AVENUE, SUITE 940                             10017
                 NEW YORK, NY                                   (Zip Code)
  (Address of principal executive offices)

        Issuer's telephone number, including area code: (219) 983-3355


                              --------------------
         Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                     ---   ---

         Shares of the Registrant's Common Stock, par value $.001, outstanding as of July 31, 2000: 5,365,449

    Transitional Small Business Disclosure Format (check one; YES X  NO   )
                                                                 ---   ---
===============================================================================

                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES

                                   FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2000

                                      INDEX

                         PART 1 - FINANCIAL INFORMATION


                                                                                PAGE
                                                                                ----
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


         CONDENSED CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2000                1

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE       2
         LOSS FOR THE SIX ANDTHREE MONTHS ENDED JUNE 30, 2000 AND 1999

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX             3
         MONTHS ENDED JUNE 30, 2000 AND 1999

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                    4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION               5

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                       11

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                               11


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                         11

ITEM 4.  SUBSMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                    12

ITEM 5.  OTHER INFORMATION                                                       12

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                        12

         SIGNATURE                                                               13


                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
                                  June 30, 2000
                    (in thousands, except for per share data)


                                     ASSETS

CURRENT ASSETS:

  Cash                                                                                    $              891
  Accounts receivable                                                                                    212
  Prepaid expenses and other current assets                                                              183
                                                                                          -------------------
     TOTAL CURRENT ASSETS                                                                              1,286
                                                                                          -------------------
PROPERTY AND EQUIPMENT, less accumulated depreciation and amortization of $1,439                       5,037
                                                                                          -------------------
OTHER ASSETS:
  Goodwill and other intangible assets, less accumulated amortization of $4,982                        9,419
  Deposits and other assets                                                                              695
                                                                                          -------------------
                                                                                                      10,114
                                                                                          -------------------
                                                                                          $           16,437
                                                                                          ===================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Short-term debt                                                                           $            500
  Accounts payable                                                                                       924
  Interest Payable                                                                                     1,728
  Taxes payable to Spanish taxing authorities, current portion                                         2,617
  Accrued expenses and other current liabilities                                                       1,454
                                                                                          -------------------
     TOTAL CURRENT LIABILITIES                                                                         7,223
                                                                                          -------------------
LONG-TERM LIABILITIES:
  Long-term debt, net of unamortized debt discount of $3,861                                          20,939
  Taxes payable to Spanish taxing authorities                                                          4,674
                                                                                          -------------------
                                                                                                      25,613
                                                                                          -------------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
  Preferred stock, $.001 par value, 2,000 shares authorized, none issued
  Common stock $.001 par value, 50,000 shares authorized,
  5,365 shares issued and outstanding                                                                      5
  Additional paid-in capital                                                                          10,104
  Stock warrants outstanding                                                                           4,912
  Accumulated other comprehensive income                                                               1,524
  Accumulated deficit                                                                                (32,944)
                                                                                          -------------------
        TOTAL STOCKHOLDERS' DEFICIT                                                                  (16,399)
                                                                                          -------------------
                                                                                          $           16,437
                                                                                          ===================



    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       AND COMPREHENSIVE LOSS (Unaudited)
              Six and Three Months Ended June 30, 2000 and 1999 (in
                      thousands, except for per share data)


                                                                       Six Months Ended June 30,     Three Months Ended June 30,
                                                                        2000            1999            2000            1999
                                                                       -------         -------         -------         -------
REVENUES                                                               $ 7,855         $ 6,642         $ 4,007         $ 3,404
                                                                       -------         -------         -------         -------
COSTS AND EXPENSES
  Cost of revenues                                                       4,006           3,001           1,899           1,270
  Depreciation and amortization                                          1,377           1,437             675             717
  Selling, general and administrative                                    2,824           2,606           1,683           1,426
                                                                       -------         -------         -------         -------
                                                                         8,207           7,044           4,257           3,413
                                                                       -------         -------         -------         -------
LOSS FROM OPERATIONS                                                      (352)           (402)           (250)             (9)
                                                                       -------         -------         -------         -------
OTHER EXPENSES:
  Interest expense                                                      (2,028)         (1,817)         (1,023)           (937)
  Foreign exchange loss                                                   (264)           (174)           (210)             13
  Other                                                                                                                      3
                                                                       -------         -------         -------         -------
                                                                        (2,292)         (1,991)         (1,233)           (921)
                                                                       -------         -------         -------         -------
LOSS FROM CONTINUING OPERATIONS                                         (2,644)         (2,392)         (1,483)           (930)
DISCONTINUED OPERATIONS, income from operations of discontinued                            474               -             396
truckstop segment                                                       -------         -------         -------         -------
NET LOSS                                                               $(2,644)        $(1,918)        $(1,483)        $  (533)
                                                                       =======         =======         =======         =======
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, basic and diluted            5,365           3,364           5,365           3,364
                                                                       =======         =======         =======         =======
EARNINGS (LOSS) PER COMMON SHARE, basic and diluted
  From continuing operations                                           $ (0.49)        $ (0.71)        $ (0.28)        $ (0.28)
  From discontinued operations                                                            0.14                            0.12
                                                                       -------         -------         -------         -------
  Net loss                                                             $ (0.49)        $ (0.57)        $ (0.28)        $ (0.16)
                                                                       =======         =======         =======         =======
COMPREHENSIVE LOSS
NET LOSS                                                               $(2,644)        $(1,918)        $(1,483)        $  (533)
OTHER COMPREHENSIVE INCOME (LOSS), foreign currency
  translation adjustment                                                   489             787             (81)            265
                                                                       -------         -------         -------         -------
COMPREHENSIVE LOSS                                                     $(2,155)        $(1,131)        $(1,564)        $  (268)
                                                                       =======         =======         =======         =======



    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                     Six Months Ended June 30, 2000 and 1999
                                 (in thousands)

                                                                                           2000                  1999
                                                                                    ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                                $             (61)     $            895
                                                                                    ------------------    ------------------
CASH FLOWS FROM INVESTING ACTIVITIES,
  Purchases of property and equipment                                                            (353)                 (699)
                                                                                    ------------------    ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term debt                                                                   577
  Payments of short-term debt                                                                    (223)                  (56)
                                                                                    ------------------    ------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                               354                   (56)
                                                                                    ------------------    ------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                            17                  (187)
                                                                                    ------------------    ------------------
NET DECREASE IN CASH                                                                              (43)                  (47)
CASH
  Beginning of period                                                                             934                 1,955
                                                                                    ------------------    ------------------
  End of period                                                                     $             891     $           1,908
                                                                                    ==================    ==================


    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    TRANS WORLD GAMING CORP. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   Unaudited Statements.

     The accompanying condensed consolidated financial statements of Trans World Gaming Corp. (the "Company" or "TWG") for the six and three month periods ended June 30, 2000 and 1999 are unaudited and reflect all adjustments of a normal and recurring nature to present fairly the financial position, results of operation and cash flows for the interim periods. These unaudited condensed, consolidated financial statements have been prepared by the Company pursuant to the instructions to Form 10-QSB. Pursuant to such instructions, certain financial information and footnote disclosures normally included in such financial statements have been condensed or omitted.

     These unaudited condensed, consolidated financial statements should be read in conjunction with the audited, consolidated financial statements and notes thereto, together with management's discussion and analysis or plan of operations, contained in the Company's Annual Report Form 10-KSB for the year ended December 31, 1999. The results of operations for the six and three months ended June 30, 2000 are not necessarily indicative of the results which may occur at year ending December 31, 2000.

     Certain prior period amounts have been reclassified to conform to the 2000 presentation.

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered significant losses from operations and has a working capital deficit of $5.94 million and a stockholders' deficit of $16.4 million as of June 30, 2000. Furthermore, the Company is highly leveraged with debt and is unable to pay their obligations as they become due. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has taken steps to improve its situation including the expansion of its Czech operations by means of the December 1999 opening of its third Czech casino, and certain measures to reduce expenses. Further, management's plans include an expansion strategy to counter the affects of seasonality on the Company's operations and cash flows. The goals of the expansion strategy are to diversify the Company's portfolio of operations in terms of geographical location and to add hotels, a business segment that is complementary to casinos, to the mix of operations. In implementing its expansion strategy, the Company is seeking additional outside financing for acquisitions and, where possible, is pursuing management or joint venture agreements and leased space arrangements that will attempt to avoid further indebtedness.

2.   Basic earnings (loss) per common share is computed by dividing net income
     (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share incorporates the dilutive effect of common stock equivalents on an average basis during the period. The Company's common stock equivalents currently include stock options and warrants. Dilutive earnings (loss) per common share has not been presented for the three month periods ended June 30, 2000 and 1999 since the inclusion of common stock equivalents either did not have a material effect on basic earnings (loss) per common share or would have been antidilutive.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

OVERVIEW

Trans World Gaming Corp. and Subsidiaries ( the "Company") is primarily engaged in the gaming business in the Czech Republic and Spain. The Company previously operated two video poker parlors situated at truckstops in the United States. Such truckstop operations were terminated on June 30, 1999 as a result of local legislation. Accordingly, the Company has restated 1999 operations to reflect the truckstop segment as discontinued operations.

The Company's continuing operations consist of three casinos (business units) in the Czech Republic ("Ceska", "Rozvadov" and "Snojmo") and one casino (business unit) in Spain ("Zaragoza"). Business unit information for the six and three months ended June 30, 2000 is as follows:


                                             -------------------------------------------------------------------
                                                 Six Months Ended June 30        Three Months Ended June 30
                                             -------------------------------------------------------------------
                                                2000     1999 (1)   Variance     2000     1999 (1)   Variance
                                             -------------------------------------------------------------------
                                                                   CESKA, CZECH REPUBLIC
----------------------------------------------------------------------------------------------------------------
Total number of guests                       26,140     27,862     (1,722)    12,820     14,612     (1,792)
----------------------------------------------------------------------------------------------------------------
Average "Drop per Head" (2)                 $   382   $    483    $  (101)   $   353    $   505    $  (152)
----------------------------------------------------------------------------------------------------------------
Total drop ($000) (3)                         9,980     13,445     (3,465)     4,529      7,379     (2,850)
----------------------------------------------------------------------------------------------------------------
Win percentage (4)                             18.9%      18.1%       0.8       19.3%      17.6%       1.7
----------------------------------------------------------------------------------------------------------------
Total revenue ($000)                          2,533      3,692     (1,160)     1,226      1,986       (760)
----------------------------------------------------------------------------------------------------------------
Operating expenses ($000)                    (1,639)    (2,065)       426       (794)    (1,090)       296
----------------------------------------------------------------------------------------------------------------
Management fees ($000) (5)                     (540)      (574)        33       (272)      (299)        26
----------------------------------------------------------------------------------------------------------------
Income from operations exclusive of
depreciation and amortization ($000)            353      1,054       (700)       160        598       (438)
----------------------------------------------------------------------------------------------------------------
                                                                  ROZVADOV, CZECH REPUBLIC
----------------------------------------------------------------------------------------------------------------
Total number of guests                       16,408     15,923        485      7,933      9,170     (1,237)
----------------------------------------------------------------------------------------------------------------
Average "Drop per Head" (2)                $    272   $    214    $    57    $   244    $   205    $    40
----------------------------------------------------------------------------------------------------------------
Total drop ($000) (3)                         4,461      3,415      1,046      1,939      1,877         62
----------------------------------------------------------------------------------------------------------------
Win percentage (4)                             18.2%      17.5%       0.6       19.4%      14.7%       4.7
----------------------------------------------------------------------------------------------------------------
Total revenue ($000)                          1,133        915        218        522        453         69
----------------------------------------------------------------------------------------------------------------
Operating expenses ($000)                      (803)      (760)       (43)      (423)      (361)       (62)
----------------------------------------------------------------------------------------------------------------
Management fees ($000) (5)                     (170)      (181)        10        (85)       (94)         8
----------------------------------------------------------------------------------------------------------------
Income from operations exclusive of
depreciation and amortization ($000)            160        (26)       186         14         (2)        16
----------------------------------------------------------------------------------------------------------------
                                                                 SNOJMO, CZECH REPUBLIC (6)
----------------------------------------------------------------------------------------------------------------
Total number of guests                       26,190                26,190     14,351                14,351
----------------------------------------------------------------------------------------------------------------
Average "Drop per Head" (2)                $    281              $    281    $   240               $   240
----------------------------------------------------------------------------------------------------------------
Total drop ($000) (3)                         7,372                 7,372      3,447                 3,447
----------------------------------------------------------------------------------------------------------------
Win percentage (4)                             15.0%                 15.0       18.6%                 18.6
----------------------------------------------------------------------------------------------------------------
Total revenue ($000)                          1,778                 1,778      1,011                 1,011
----------------------------------------------------------------------------------------------------------------
Operating expenses ($000)                    (1,675)               (1,675)      (878)                 (878)
----------------------------------------------------------------------------------------------------------------
Management fees ($000) (5)                     (290)                 (290)      (157)                 (157)
----------------------------------------------------------------------------------------------------------------
Income from operations exclusive of
depreciation and amortization ($000)           (188)                 (188)       (24)                  (24)
----------------------------------------------------------------------------------------------------------------
                                                                      ZARAGOZA, SPAIN
----------------------------------------------------------------------------------------------------------------
Total number of guests                       11,838     12,784       (946)     5,583      5,939       (356)
----------------------------------------------------------------------------------------------------------------
Average "Drop per Head" (2)                $    583   $    605   $    (23)   $   620    $   659    $   (39)
----------------------------------------------------------------------------------------------------------------
Total drop ($000) (3)                         6,900      7,740       (841)     3,460      3,911       (452)
----------------------------------------------------------------------------------------------------------------
Win percentage (4)                             26.2%      18.3%       7.8       28.3%      22.1%       6.2
----------------------------------------------------------------------------------------------------------------
Total revenue ($000)                          2,412      1,988        424      1,246        918        328
----------------------------------------------------------------------------------------------------------------
Operating expenses ($000)                    (2,321)    (2,078)      (243)    (1,183)      (865)      (317)
----------------------------------------------------------------------------------------------------------------
Management fees ($000) (5)                       -         (36)        36         -         (36)        36
----------------------------------------------------------------------------------------------------------------
Income from operations exclusive of
depreciation and amortization ($000)             90       (127)       217         63         16         47
----------------------------------------------------------------------------------------------------------------
                                                                        GRAND TOTAL
----------------------------------------------------------------------------------------------------------------
Total number of guests                       80,576     56,569     24,007     40,687     29,721     10,966
----------------------------------------------------------------------------------------------------------------
Average "Drop per Head" (2)                $    356   $    435   $    (79)   $   329    $   443    $  (114)
----------------------------------------------------------------------------------------------------------------
Total drop ($000) (3)                        28,712     24,600      4,111     13,374     13,167        207
----------------------------------------------------------------------------------------------------------------
Win percentage (4)                             19.5%      18.1%       1.4       21.5%      18.5%       2.9
----------------------------------------------------------------------------------------------------------------
Total revenue ($000)                          7,855      6,595      1,260      4,005      3,357        648
----------------------------------------------------------------------------------------------------------------
Operating expenses ($000)                    (6,438)    (4,903)    (1,535)    (3,277)    (2,316)      (961)
----------------------------------------------------------------------------------------------------------------
Management fees ($000) (5)                   (1,001)      (791)      (210)      (515)      (429)       (86)
----------------------------------------------------------------------------------------------------------------
Income from operations exclusive of
depreciation and amortization ($000)            416        901       (485)       213        612       (398)
----------------------------------------------------------------------------------------------------------------

(1) Includes continuing operations only.
(2) The per guest average dollar value of gaming chips purchased.
(3) The total dollar value of all gaming chips purchased.
(4) The ratio of table game revenues to the value of all gaming chips purchased.
(5) Eliminated in consolidation.
(6) Operations commenced December 1999.

THREE MONTHS ENDED JUNE 30, 2000 AND 1999

Total revenue in the quarter ended June 30, 2000 was $4.0 million, which represents an increase of $603,000 over the same period in 1999 exclusive of $1.49 million in revenue from operations in the United States that have since been discontinued. The Company's loss from continuing operations for the quarter ended June 30, 2000 was $1.48 million as compared to a loss of $433,000 in 1999 and was the result of the operating results of the Company's four business units, the income from which was not sufficient to cover the expenses of the Company's Corporate Headquarters in New York and payment of interest on the Company's outstanding debt in the period.

The Ceska casino continued to perform well below expectations in the second quarter of 2000. Total revenue in Ceska was $1.2 million for the period, which represents a 40% decrease from the $2.0 million in total revenue for the same period in 1999. This revenue decline was the direct result Ceska's loss of market share due to competition from three casinos that have opened in the region. These casinos have succeeded in luring a number of regular, high volume clients from Ceska. The erosion of Ceska's client base is evidenced by the reduced attendance between 1999 and 2000 (-1,792 in quarter two) and the decline in the average "Drop per Head", which demonstrates that the casino has lost some of its players, who tend to play at a higher dollar level.

Growth of the overall market from which Ceska draws its clients has proven to be a difficult challenge. The size of the German market, from which the bulk of the casino's clients are drawn, is somewhat constrained by the driving distance to the Czech Republic.

In response, the casino has implemented a comprehensive marketing and promotional campaign, which has been designed to attract back former players and to generate quality new players. Included in this campaign, which was implemented in July 2000, are a high volume player reward program, a plan to further develop internal promotional events, and a "Wheel of Fortune" game that encourages repeat visitation by clients.

Inclusive of Management Fees, which were eliminated in the consolidation, Ceska's second quarter income from operations, exclusive of depreciation and amortization, was $160,000, which represents a decline of $438,000 versus the second quarter of 1999.

In Rozvadov, second quarter 2000 revenues improved by $69,000 over the second quarter in 1999. While attendance was down 13% in 2000, a $40 increase in the "Drop per Head" and a higher Win percentage, attributed to several losing nights by VIP clients, resulted in the revenue improvement versus 1999. In addition, an eighth gaming table, which was added in March, created a benefit to operations in the second quarter of 2000. The additional table has helped to alleviate the overcrowding problems that the casino regularly faces during peak periods. Expansion to nine tables, as reflected in the 2000 budget, will be pursued but will require some minor renovations to the casino facility. Rovadov produced income from operations, inclusive of management fees, but exclusive of depreciation and amortization of $14,000 in the second quarter of 2000 as compared to a loss of $2,000 in the same period in 1999.

Snojmo, which opened on December 22, 1999, outpaced attendance projections by 4,251 and total revenue projections by $78,000 in the second quarter of 2000. The Snojmo casino has continued to experience strong attendance with targets being exceeded in every month in the second quarter of 2000. Despite these encouraging trends, the casino, which has absorbed exceptional administrative expenses related to architectural plans and construction of a temporary parking facility, produced a loss from operations, inclusive of management fees, but exclusive of depreciation and amortization of $24,000.

The casino in Zaragoza performed well in the first quarter of 2000, and that trend continued through the second quarter of 2000. Total revenue for the quarter was $1.2 million, which represents an improvement of $328,000 over the second quarter of 1999. Zaragoza's second quarter success was fueled by a 6.2 percentage point increase in the table game win percentage over 1999, which was largely the result of increased play of French Roulette, the odds of which heavily favor the casino. In the second quarter 2000, Zaragoza produced income from operations, including management fees, but excluding depreciation and amortization of $63,000 versus $16,000 in the same period in 1999.

Selling, general and administrative expenses in the three months ended June 30, 2000 were $257,000 higher than in the same period in 1999 due, primarily, to the addition of the casino in Snojmo. The selling, general and administrative expenses related to Snojmo were somewhat offset by a reduction in other expenses in the Corporate office. Interest expense in the second quarter of 2000 was $86,000 higher than in the same period in 1999 due to interest and amortization of warrants related to $3.0 million of additional debt incurred in October 1999.

SIX MONTHS ENDED JUNE 30, 2000 AND 1999

Total revenues in the six month period ended June 30, 2000 were $7.86 million versus $6.64 million over the same period in 1999 exclusive of $2.97 in revenue from operations in the United States that have since been discontinued. The Company's loss from continuing operations for the six month period was $2.64 million as compared to a loss of $1.91 in 1999.

A number of the business unit variances discussed in the preceding three month comparative narrative are continuations of trends that began in the first quarter of 2000, the two most significant of which have been in Ceska and Snojmo. The decline in Ceska's performance, which has a year to date revenue shortfall of $1.16 million versus the first six months of 1999, is reflective of the fact that new casinos in the area have developed and expanded their client bases. Year to date through June 2000, Snojmo's attendance has exceeded projections by 6,990, and when compared to the casino's second quarter attendance variance of 4,251, this positive trend demonstrates an increase in demand.

Corporate overhead expenses in the first six months of 2000 decreased by $638,000 as compared to the same period in 1999. The reduction in Corporate expenses was the result of higher legal fees in 1999 and the benefit of cost cutting initiatives (see "Administrative Issues" below) in 2000, although the benefits of the most significant cost cutting move, closure of the London office, will be realized beginning in the second half of the year. Overall, selling, general and administrative expenses were higher by $218,000 in the first six months of 2000 than in the same period in 1999 due, primarily, to the addition of Snojmo. Interest expense for the first six months of 2000 was higher than the same period in 1999 due to interest and amortization of warrants related to $3.0 million of additional debt incurred in October 1999.

ADMINISTRATIVE ISSUES:

Reorganization of the management in the Czech Republic took place in March 2000. The position of Regional Director of Operations was combined with that of Development Project Director, and a former auditor with the firm of Arthur Anderson was hired as Regional Controller for the Czech Republic operations of the Company. It is anticipated that these changes will produce a net annual savings of approximately $100,000 in administrative expenses.

As part of the cost-cutting initiatives, the London office was closed in April 2000. The Company's Vice President of Development, who is based in London, will operate, primarily, from an in-home office.

As of June 16, 2000, Andrew Tottenham, former President of Trans World Gaming Corp, is no longer employed by the Company.

The Company held its 2000 Annual Meeting on July 6, 2000, after adjournment for lack of quorum on June 19, 2000. In that meeting, the shareholders voted in person and by proxy to amend the Company's Articles of Incorporation by changing its name to "Trans World Corporation". The company's name change is based on the importance of Company's name accurately conveying the Company's proposed identity as an owner/operator of both small to midsize boutique hotels as well as casinos. Trans World's planned expansion into the hotel industry is founded on management's belief that hotels in the small to midsize boutique class are complementary to the Company's brand of casinos, that opportunities in one of these two industries often lead to or are tied to opportunities in the other industry, and that a more diversified portfolio of assets will give the Company greater stability and make it more attractive to potential investors. Furthermore, the Company's top management is experienced in the hotel industry.

SALES & MARKETING:

A Company brochure with profiles of each of the Company's four business units has been designed and will be used in conjunction with marketing efforts related to financing activities.

A comprehensive marketing campaign is underway in Ceska with the goal of attracting former clients that have migrated to competitive casinos in the area. Given these new competitive forces in the market and limitations of the overall market size, it is unlikely that the business volume in Ceska will return to 1999 levels. A Vienna marketing campaign has been developed and will be implemented after the summer holiday season. This campaign is an effort to expand the market base and increase the "Drop per Head" of the Snojmo casino by targeting the affluent population of Vienna. Currently, the majority of Snojmo's clients live in the northern suburbs of Vienna. In Zaragoza, management has concentrated on radio advertising to promote the facility, and the radio spots have recently been shortened and their frequency increased.

LIQUIDITY AND CAPITAL RESOURCES

The deficit in the Company's working capital, defined as current assets minus current liabilities, grew by $1.96 million to $5.94 million at June 30, 2000 from $3.98 million at December 31, 1999.

The Company is uncertain as to whether existing cash and anticipated cash flows from current operations will be sufficient to satisfy its on-going operations, liquidity and capital requirements for the next twelve months, notwithstanding its present inability to meet certain obligations. The Company will require additional debt and/or equity financing in order to consummate certain planned expansion and acquisitions as described under "Plan of Operations" below and to ensure that its liquidity and capital requirements are met. While the Company is continuing its efforts to raise financing, there can be no assurances that its efforts will be successful.

For the six months ended June 30, 2000, the Company had net cash used in operations of $61,000. This was primarily a result of a $2.64 million loss offset by, $1.38 million of depreciation and amortization, $390,000 of non-cash interest related to the amortization of debt discount (recorded in connection with the warrants issued with certain private placements of $20.0 million in 12% Secured Notes ("Senior Notes") in March 1998 and October 1999), and a $816,000 net increase in cash attributable to changes in operating assets and liabilities. For the six months ended June 30, 2000, net cash provided by financing activities of $354,000 consisted of new a short-term working capital obligation of $577,000, which is payable in equal monthly installments through September 2000, and $223,000 of payments against such note and an old obligation.

The Company has, from time to time, been in technical default of the Senior Notes and has relied upon the forbearance and waivers from a majority interest of the holders thereof. Value Partners represents a majority in interest of the holders of the Senior Notes. The Company has borrowed other amounts from Value Partners from time to time (some of which have been in technical default for which forbearance or waivers have been granted) and may seek to borrow additional funds or obtain equity investments from Value Partners (or others) in the future. At June 30, 2000, Value Partners owned 65.8% of the Company's long-term debt and owned warrants to acquire 60.6% of the Company's shares of Common Stock.

At June 30, 2000, the Company has approximately $7.2 million in taxes payable to the Diputacion de Aragon (DGA), the Spanish Social Security Authorities and the City Council of Alfajarin (collectively, the Spanish Taxing Authorities). The aggregate amount of taxes payable to the Spanish Taxing Authorities is a result of the Company's assumption of such liabilities in connection with its April 1998 acquisition of Casino de Zaragoza (CDZ) and deferral of certain taxes thereafter. As part of the terms of the April 1998 acquisition of CDZ, the Company negotiated a verbal agreement with the local representatives of the DGA to allow the casino to relocate from its present position, approximately 15 miles outside of Zaragoza, to the center of downtown Zaragoza, subject to a decree. However, instead of a decree, in February 2000, the DGA introduced a law, which was passed in June 2000, that will allow the casino to relocate upon issuance of approval of the DGA, which is expected to be granted in September 2000. In the meantime, the Company is moving forward with the design stages of the downtown facility. Further, the Company believes, based on the forgoing, that future cooperation and deferral from the Spanish Taxing Authorities are anticipated. It is anticipated that if commencement of operations at its new location occurs, the Company may be able to generate sufficient revenues to meet its obligations to the Spanish Taxing Authorities. There can be no assurances that any of the events described above will be realized. See further discussion of Spain in "Plan of Operations".

PLAN OF OPERATIONS

CZECH REPUBLIC

In April 1999, the Company purchased a parcel of land in Folmova, Czech Republic in the same region as the existing Ceska casino but nearer to the German border. The Company intended to construct a new casino on this land and to relocate the Ceska operation to the new facility. Given the impact of the influx of competition on the Ceska operation, however, the Company is reconsidering the project to relocate the Ceska casino to Folmova and is, instead, exploring the possibility of relocating its Rozvadov casino to a larger facility adjacent to the region's main highway. This move may address the attendance versus capacity challenges experienced at the existing casino during peak periods. A preliminary study of the proposed Rozvadov relocation demonstrates that the project may have the potential to produce a positive return.

The casino near Snojmo opened on December 22, 1999 and has, in terms of both attendance, 26,190, and Total Drop, $7.37 million, thus far well exceeded the budgeted expectations of 19,200 in attendance and $6.45 million in Total Drop. The projections call for the addition of five gaming tables in October 2000, and based on the results in the first six months of 2000, that timetable may, funding permitting, be accelerated.

SPAIN

In anticipation of receiving permission to move the CDZ casino to center city Zaragoza, TWG is in the process of completing negotiations to lease available space in a cinema adjacent to a downtown hotel location. The cinema was chosen due to its desirable location, together with the advantages of providing common services with the hotel (food, maintenance, parking and accommodations). CDZ is expected to reopen at this new location within ten months after it receives permission to move, subject to the anticipated issuance of a decree by the local DGA in September 2000. Pending local planning board approvals, the casino will have approximately 17 gaming tables and 120 slot machines. The investment required by TWG upon receipt of the approvals is anticipated to total approximately $6.0 million.

LONG RANGE OBJECTIVE

The Company's long-range objectives are to develop the Company's casino operations brand name, American Chance Casinos, into a leading name in the small casino niche market overseas and to diversify the Company's operations to include ownership and/or management of small to midsize hotels, which are complementary to the Company's casino operations. To achieve these goals, the Company's strategy consists of: (i) identifying business opportunities in areas where economic conditions, cultural habits, and political climates are favorable to investment in existing, or construction of new, gaming and hotel facilities;
(ii) forming a team of TWG's casino and hotel experts to develop and market a complete set of operational and administrative guidelines for the purpose of securing casino and hotel management contracts; and (iii) demonstrating its effectiveness as an owner/operator of small casinos through improved efficiencies in its existing operations.

DEVELOPMENT:

In addition to the relocation projects discussed above, the Company has identified several hotel and casino investment opportunities and continues its efforts to secure financing for expansion projects. In the interest of protecting the Company's negotiating position, details of the development projects being pursued have been omitted from this report.

NOTE ON FORWARD-LOOKING INFORMATION:

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

The Company is not currently involved in any other material legal proceeding nor was it involved in any other material litigation during the six and three months ended June 30, 2000.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

The Company held its 2000 Annual Meeting on July 6, 2000 after adjournment for lack of quorum on June 19, 2000. A total of 72 proxies were received, and a total of 3,826,889 shares were voted. In that meeting, the shareholders voted in person and by proxy as follows:

         1.       Election of Directors:

                                       For                       Withheld
                                       ---                       --------
         Rami S. Ramadan             2,841,889                    985,000

         Julio E. Heurtematte, Jr.   2,454,389                  1,372,500

         Malcolm M.B. Sterrett.      2,454,389                  1,372,500

         Geoffrey B. Baker           2,454,389                  1,372,500

         2. Ratification of the appointment of the Board of Directors of Rothstein, Kass & Company, P.C.:

                                        For                        Against             Abstain
                                        ---                        -------             -------
                                       3,804,189                   22,700                 0

         3. Amendment of the Articles of Incorporation by changing the name to Trans World Corporation:


                                        For                        Against             Abstain
                                        ---                        -------             -------
                                        2,927,789                  20,600              878,500

         7. If necessary, Adjournment of the Annual Meeting to solicit additional proxies:

                                        For                        Against             Abstain
                                        ---                        -------             -------
                                        2,507,893                  1,318,996              0


ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits

     27  Financial Data Schedule

         Filed herewith

         b.       Reports on Form 8-K

     None

                                   SIGNATURES

In accordance with the requirements of Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              TRANS WORLD GAMING CORP.

Date:    August 14, 2000                      By:  /s/ Rami S. Ramadan
                                                   -------------------
                                                   President,
                                                   Chief Executive Officer
                                                   Chief Financial Officer