Form 10QSB
period 2000-09-30
TRANS WORLD CORP
filed 2000-11-14
CIK 914577

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB


/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934


                For the quarterly period ended September 30, 2000


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934


   FOR THE TRANSITION PERIOD FROM __________________ TO _____________________.


                          COMMISSION FILE NO.: 0-25244
                              --------------------



           TRANS WORLD CORPORATION (FORMERLY TRANS WORLD GAMING CORP.) (Exact name of small business issuer as specified in its charter)




                 NEVADA                                         13-3738518
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                         Identification No.)


            545 FIFTH AVENUE, SUITE 940
                   NEW YORK, NY                                     10017
     (Address of principal executive offices)                    (Zip Code)



         Issuer's telephone number, including area code: (212) 983-3355


                              --------------------
           Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO/ /

           Shares of the Registrant's Common Stock, par value $.001, outstanding as of October 31, 2000: 5,365,449


     Transitional Small Business Disclosure Format (check one; YES / /   NO /X/)

                    TRANS WORLD CORPORATION AND SUBSIDIARIES

                       (FORMERLY TRANS WORLD GAMING CORP.)


                                   FORM 10-QSB


                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000


                                      INDEX


                         PART 1 - FINANCIAL INFORMATION

                                                                                PAGE
                                                                                -----
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

        CONDENSED CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2000             1

        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE         2
        LOSS FOR THE NINE ANDTHREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE              3
        MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                      4

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                 6

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                        13


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                                13


ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                          13

ITEM 4. SUBSMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                     14

ITEM 5. OTHER INFORMATION                                                        14

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                         14

        SIGNATURE                                                                15

  TRANS WORLD CORPORATION (FORMERLY TRANS WORLD GAMING CORP.) AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   Unaudited Statements.

     The accompanying condensed consolidated financial statements of Trans World Corporation (formerly "Trans World Gaming Corp.") and subsidiaries (the "Company" or "TWC") for the nine and three month periods ended September 30, 2000 and 1999 are unaudited and reflect all adjustments of a normal and recurring nature to present fairly the financial position, results of operation and cash flows for the interim periods. These unaudited condensed, consolidated financial statements have been prepared by the Company pursuant to the instructions to Form 10-QSB. Pursuant to such instructions, certain financial information and footnote disclosures normally included in such financial statements have been condensed or omitted.

     Due to the fact that the Company's operations are located in Europe, the financial results are subject to the influence of fluctuations in foreign currency exchange rates. In 2000, the Euro and other European currencies have lost significant value versus the United States ("US") Dollar, which has negatively impacted the Company's performance.

     These unaudited condensed, consolidated financial statements should be read in conjunction with the audited, consolidated financial statements and notes thereto, together with management's discussion and analysis or plan of operations, contained in the Company's Annual Report Form 10-KSB for the year ended December 31, 1999. The results of operations for the nine and three months ended September 30, 2000 are not necessarily indicative of the results that may occur for the year ending December 31, 2000.

     Certain prior period amounts, which collectively represent the results of operations that were discontinued in 1999, have been reclassified to conform to the 2000 presentation.

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered significant losses from operations and has a working capital deficit of approximately $6.7 million and a stockholders' deficit of approximately $18.0 million as of September 30, 2000. Furthermore, the Company is highly leveraged with debt and is unable to pay its obligations as they become due. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has taken steps to improve its situation including the expansion of its Czech operations by means of the December 1999 opening of its third Czech casino and certain measures to reduce expenses. Further, management's plans include an expansion strategy to counter the affects of seasonality on the Company's operations and cash flows. The goals of the expansion strategy are to diversify the Company's portfolio of operations in terms of geographical location and to add hotels, a business segment that is complementary to casinos, to the mix of operations. In implementing its expansion strategy, the Company is seeking additional outside financing for acquisitions and, where possible, is pursuing management or joint venture agreements and leased space arrangements that will attempt to avoid further indebtedness.

2.   Earnings (loss) per common share.

     Basic earnings (loss) per common share are computed by dividing net income
     (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share incorporate the dilutive effect of common stock equivalents on an average basis during the period. The Company's common stock equivalents currently include stock options and warrants. Dilutive earnings (loss) per common share have not been presented for the nine and three month periods ended September 30, 2000 and 1999 since the inclusion of common stock equivalents either did not have a material effect on basic earnings (loss) per common share or would have been antidilutive.

3. Other items.

     On or about October 23, 2000, Andrew Tottenham, the Company's former President and Chief Operating Officer, filed a lawsuit against the Company in the United States District Court Southern District of New York. The suit is a civil action for monetary and equitable relief against the Company for compensation allegedly due to Mr. Tottenham of approximately $1.8 million plus interest, costs and disbursements, and attorney's fees for breach of employment and oral contract actions as well as amounts to be determined by a court or jury plus interest, costs and disbursements, and attorney's fees for breach of contract, breach of oral contract, intentional misrepresentation, tortuous interference with business relationships, derivative stockholder/breach of fiduciary duty, and conversion of property actions. The Company disputes the claims made in the action by Mr. Tottenham and intends to vigorously defend itself against these claims. Accordingly, no provision for liability to the Company that may result upon adjudication has been made in the accompanying consolidated financial statements.

     At September 30, 2000, the Company was in default of certain debt obligations for nonpayment of interest. The Company received waivers from a majority interest of the debt holders, through December 31, 2000. The Company believes that it will either be able to satisfy its remaining September 2000 interest obligation or receive further waivers at that time.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

OVERVIEW

The Company is primarily engaged in the gaming business in the Czech Republic and Spain. The Company previously operated two video poker parlors situated at truckstops in the United States. Such truckstop operations were terminated on June 30, 1999 as a result of local legislation. Accordingly, the Company has restated 1999 operations to reflect the truckstop segment as discontinued operations.

The Company's continuing operations consist of three casinos in the Czech Republic ("Ceska", "Rozvadov" and "Snojmo") and one casino in Spain ("Zaragoza") (collectively, the "Business Units"). Information relative to the Business Units for the nine and three months ended September 30, 2000, exclusive of revenue and expense eliminations that are part of the consolidation process, is as follows:

                                                       ------------------------------  ------------------------------
                                                        Nine Months Ended Sept. 30     Three Months Ended Sept. 30
                                                       ------------------------------  ------------------------------
                                                          2000      1999(1)  Variance     2000     1999(1)   Variance
                                                       ----------  --------- --------  ---------  ---------  --------
                                                                         CESKA, CZECH REPUBLIC
Total number of guests                                   43,810     40,908     2,902     18,563     13,046     5,517
                                                       ------------------------------  ------------------------------
Average "Drop per Head" (2)                             $   321   $    502  $   (182)   $   232   $    545 $    (313)
                                                       ------------------------------  ------------------------------
Total drop ($000) (3)                                    14,057     20,552    (6,495)     4,311      7,107    (2,797)
                                                       ------------------------------  ------------------------------
Win percentage (4)                                         18.6%      17.9%      0.7       16.9%      17.5%     (0.6)
                                                       ------------------------------  ------------------------------
Total revenue ($000)                                      3,500      5,380    (1,880)       886      1,745      (859)
                                                       ------------------------------  ------------------------------
Operating expenses ($000)                                (2,292)    (3,231)      939       (603)    (1,090)      487
                                                       ------------------------------  ------------------------------
Management fees ($000) (5)                                 (689)      (672)      (18)      (149)      (231)       82
                                                       ------------------------------  ------------------------------
Income from operations exclusive of interest and
depreciation and amortization ($000)                        519      1,477      (959)       133        424      (291)
                                                       ------------------------------  ------------------------------
                                                                        ROZVADOV, CZECH REPUBLIC
Total number of guests                                   25,048     24,338       710      9,482      8,415    1,067
                                                       ------------------------------  ------------------------------
Average "Drop per Head" (2)                             $   259   $    216  $     43    $   218   $    220 $     (2)
                                                       ------------------------------  ------------------------------
Total drop ($000) (3)                                     6,497      5,265     1,231      2,068      1,850      218
                                                       ------------------------------  ------------------------------
Win percentage (4)                                         17.4%      18.0%     (0.6)      15.6%      18.9%    (3.3)
                                                       ------------------------------  ------------------------------
Total revenue ($000)                                      1,525      1,431        94        392        516     (124)
                                                       ------------------------------  ------------------------------
Operating expenses ($000)                                (1,102)    (1,166)       64       (297)      (382)      85
                                                       ------------------------------  ------------------------------
Management fees ($000) (5)                                 (239)      (248)        9        (69)       (91)      22
                                                       ------------------------------  ------------------------------
Income from operations exclusive of interest and
depreciation and amortization ($000)                        184         17       167         26         43      (18)
                                                       ------------------------------  ------------------------------
                                                                       SNOJMO, CZECH REPUBLIC (6)
Total number of guests                                   40,059          -    40,059     13,869         -    13,869
                                                       ------------------------------  ------------------------------
Average "Drop per Head" (2)                             $   259   $      -  $    259   $    247   $     - $     247
                                                       ------------------------------  ------------------------------
Total drop ($000) (3)                                    10,358          -    10,358      3,427         -     3,427
                                                       ------------------------------  ------------------------------
Win percentage (4)                                        16.4%       0.0%      16.4      17.2%       0.0%     17.2
                                                       ------------------------------  ------------------------------
Total revenue ($000)                                      2,676         -      2,676       898          -       898
                                                       ------------------------------  ------------------------------
Operating expenses ($000)                               (2,241)         -     (2,241)     (570)         -      (570)
                                                       ------------------------------  ------------------------------
Management fees ($000) (5)                                (448)         -       (448)     (158)         -      (158)
                                                       ------------------------------  ------------------------------
Income from operations exclusive of interest and
depreciation and amortization ($000)                       (13)         -        (13)      170          -       170
                                                       ------------------------------  ------------------------------
                                                                            ZARAGOZA, SPAIN
                                                       ------------------------------  ------------------------------
Total number of guests                                   17,588     18,078     (490)      5,750      5,294       456
                                                       ------------------------------  ------------------------------
Average "Drop per Head" (2)                                $545       $597     $(52)   $    466       $576 $    (110)
                                                       ------------------------------  ------------------------------
Total drop ($000) (3)                                     9,577     10,790   (1,213)      2,678      3,050      (372)
                                                       ------------------------------  ------------------------------
Win percentage (4)                                        24.9%      18.4%       6.5      21.5%      18.6%       2.9
                                                       ------------------------------  ------------------------------
Total revenue ($000)                                      3,298      2,779       519        887        792        95
                                                       ------------------------------  ------------------------------
Operating expenses ($000)                                (3,433)    (3,129)     (304)    (1,111)    (1,051)      (61)
                                                       ------------------------------  ------------------------------
Management fees ($000) (5)                                    -        (55)       55          -        (18)       18
                                                       ------------------------------  ------------------------------
Income from operations exclusive of interest and
depreciation and amortization $000)                       (134)      (404)      270       (225)      (277)       53
                                                       ------------------------------  ------------------------------
                                                                              GRAND TOTAL
                                                       ------------------------------  ------------------------------
Total number of guests                                 126,505     83,324    43,181     47,664     26,755    20,909
                                                       ------------------------------  ------------------------------
Average "Drop per Head" (2)                               $320       $439    $ (119)   $   262       $449    $(187)
                                                       ------------------------------  ------------------------------
Total drop ($000) (3)                                   40,489     36,607     3,881     12,483     12,007       476
                                                       ------------------------------  ------------------------------
Win percentage (4)                                        19.3%      18.1%      1.3       17.8%      18.0%     (0.2)
                                                       ------------------------------  ------------------------------
Total revenue ($000)                                    11,000      9,591     1,409      3,062      3,053        10
                                                       ------------------------------  ------------------------------
Operating expenses ($000)                               (9,068)    (7,526)   (1,542)    (2,582)    (2,523)      (59)
                                                       ------------------------------  ------------------------------
Management fees ($000) (5)                              (1,377)      (974)     (402)      (376)      (340)      (36)
                                                       ------------------------------  ------------------------------
Income from operations exclusive of interest and
depreciation and amortization ($000)                       555      1,090      (535)       105        189       (85)
                                                       ------------------------------  ------------------------------

(1)  Includes continuing operations only.
(2)  The per guest average dollar value of gaming chips purchased.
(3)  The total value of all gaming chips purchased.
(4) The ratio of table game revenues to the value of all gaming chips purchased.
(5)  Eliminated in consolidation.
(6)  Operations commenced December, 1999.
Note: The above table contains variances that can be attributed to the rounding of numbers.

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Total revenue for the quarter ended September 30, 2000 was $3.1 million, which represents an increase of $131,000 over the same period in 1999. The Company's loss from continuing operations for the quarter ended September 30, 2000 was $1.9 million as compared to a loss of $.7 million in 1999 and was, primarily, the result of the disappointing performance of the Company's Ceska casino, coupled with interest expenses related to the Company's high debt burden.

The Ceska casino continued to perform far below expectations and previous year results in the third quarter of 2000. Total revenue in Ceska was $886,000 for the period, which represents a 49% decrease from the $1.7 million in total revenue for the same period in 1999. As has been the trend all year, Ceska's revenue shortfall was largely the product of a loss of market share due to the influx of competitor casinos in the region. In response, the Ceska casino has implemented a comprehensive marketing and promotional campaign, which has succeeded in increasing attendance levels. In fact, the third quarter 2000 attendance of 18,563 represents a 5,517 increase over the same period in 1999. However, as evidenced by the decrease in the Drop per Head from $545 in the third quarter of 1999 to $232 in the third quarter of 2000, a sizable portion of the attendance in the period was comprised of low volume players.

The Ceska casino has also implemented a numbers of programs that have been designed to attract former high volume players that have not frequented the casino in recent months. One such program, a platinum card plan, which provided VIP players with a number of exceptional benefits, including free admission and complimentary food and beverage, resulted in the enrollment of 48 of 60 individuals that were targeted by the program. As a result of this and other initiatives, VIP attendance in August, the first month that realized the benefits of these initiatives, was 141 higher than in any preceding month in 2000.

Operating expenses in the third quarter of 2000 were $487,000 lower than the same period in 1999. The savings related to reduced business volume, lower gaming taxes, and the allocation of a portion of the overhead costs to a third Czech casino in 2000.

Inclusive of management fees, which were eliminated in consolidation, Ceska's third quarter income from operations, exclusive of interest and depreciation and amortization, was $133,000, which represents a decline of $291,000 versus the third quarter of 1999.

Despite an increase in Total Drop of $218,000 in the third quarter of 2000 versus the same period in 1999, at $392,000, revenues in Rozvadov in the third quarter 2000 were $124,000 less than those of the same period in 1999. The revenue shortfall was the result of a 3.3 percentage point decline in the Win Percentage versus the third quarter of 1999, which can be attributed to a combination of several losing nights in the period for Rozvadov, the smallest and, as such, most vulnerable of TWC's casinos, and the casino's two for one entrance promotion. While the entrance promotion was successful in boosting attendance, as evidenced by a 1,067 increase in attendance in the third quarter of 2000 versus the same period in 1999, the promotion lowered the casino's Win Percentage. Under the program, casino attendees received non-negotiable gaming chips equal to double the cost of entry to the casino. Since these chips were not counted as part of the Total Drop, negotiable chips won in the course of betting with the non-negotiable chips and ultimately cashed in drove down the Win Percentage.

In mid-September, the casino added a ninth gaming table. The additional table, the installation of which was originally planned for March 2000, is anticipated to assist in alleviating the capacity constraint problems that the casino has consistently experienced during peak periods.

Rovadov produced income from operations, inclusive of management fees, but exclusive of interest and depreciation and amortization of $26,000 in the third quarter of 2000 as compared to $43,000 in the same period in 1999.

Snojmo, which opened on December 22, 1999, outpaced attendance projections by 4,369 in the third quarter of 2000. However, lower than expected Drop per Head and Win Percentages, which are both negatively impacted by the practice of issuing non-negotiable gaming chips in an amount equal to the entrance fee, resulted in a shortfall of $46,000 in revenue versus expectations for the period. Despite the revenue shortfall, savings in marketing and management fee, which is calculated based on total revenue, expenditures versus projections resulted in income from operations, inclusive of management fees, but exclusive of depreciation and amortization for the casino of $170,000 in the period versus a projected loss of $52,000.


The casino in Zaragoza recovered from a modest revenue performance in July to finish the third quarter of 2000 with total revenue of $887,000, which exceeded prior year totals for the third quarter by $495,000. An exceptionally high Win Percentage (34.2) in August fueled the positive revenue result. Although higher than the prior year third quarter results, 2000 third quarter revenues, which are historically slower due to the summer vacation season, were the lowest of any quarter of the year in 2000. Despite 50% retention of the revenue improvement over 1999, the casino's high overhead costs resulted in a loss from operations, including management fees, but excluding depreciation and amortization of $225,000 versus a loss of $277,000 in the same period in 1999.

At $633,000, depreciation and amortization in the third quarter 2000 was $81,000 less than in the same period in 1999 due to a decrease in the amount of monthly amortization of the Casino De Zaragoza ("CDZ") and Czech Republic investments and an adjustment related to prior year. Selling, general and administrative expenses in the three months ended September 30, 2000 were $869,000 higher than for the same period in 1999 due, primarily, to the addition of the casino in Snojmo. The selling, general and administrative expenses related to Snojmo were somewhat offset by a reduction in expenses of the Corporate office, which realized a significant savings from the closure of the Company's satellite office in London. Interest expense in the second quarter of 2000 was $505,000 higher than in the same period in 1999 due to interest and amortization of warrants related to $3.0 million of additional debt incurred in October 1999 and reclassification of the interest related to the $4.8 million Louisiana bonds to Discontinued Operations.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999:

Total revenues in the nine month period ended September 30, 2000 were $10.9 million versus $9.6 million over the same period in 1999 exclusive of $3.0 million in revenue from operations in the United States that have since been discontinued. The Company's loss from continuing operations for the nine-month period was $4.5 million as compared to a loss of $3.1 million in the same period in 1999.

A number of the Business Unit variances discussed in the preceding three month comparative narrative are continuations of trends that began in the first and second quarters of 2000, the two most significant of which have been in Ceska and Snojmo. The decline in Ceska's performance, which has a year to date revenue shortfall of $1.9 million versus the first nine months of 1999, is reflective of the fact that new casinos in the area have developed and expanded their client bases. Year to date through September 2000, Snojmo's attendance has exceeded projections by 11,359.

Corporate overhead expenses in the first nine months of 2000 decreased by approximately $394,000 compared to the same period in 1999. The reduction in Corporate expenses was the result of higher legal fees in 1999, reduced payroll costs in 2000, and other savings related to closure of the London office (see "Administrative Issues" below) in 2000. Overall, selling, general and administrative expenses were higher by $1,088,000 in the first nine months of 2000 than in the same period in 1999 due, primarily, to the addition of Snojmo and the 1999 allocation of certain Corporate overhead expenses to the Company's discontinued U.S. operations. Interest expense for the first nine months of 2000 was higher by $706,000 than for the same period in 1999 due to interest and amortization of warrants related to $3.0 million of additional debt incurred in October 1999 and reclassification of the interest related to the $4.8 million Louisiana bonds to Discontinued Operations.


EXCHANGE RATES:

The actual 2000 operating results in local currency for the Business Units have been converted to US Dollars using the average exchange rates of each quarterly period, which are depicted in the following table.

--------------------------------------- ---------------------- ------------------------ ---------------------
                PERIOD                        US DOLLAR             CZECH KORUNA           SPANISH PESETA
--------------------------------------- ---------------------- ------------------------ ---------------------
January 2000 through March 2000                 $1.00                  36.5027                172.2870
--------------------------------------- ---------------------- ------------------------ ---------------------
April 2000 through June 2000                    $1.00                  38.8697                177.9359
--------------------------------------- ---------------------- ------------------------ ---------------------
July 2000 through September 2000                $1.00                  39.1083                183.5985
--------------------------------------- ---------------------- ------------------------ ---------------------


The Balance Sheet totals of the Company's foreign subsidiaries at September 30, 2000 were converted to US Dollars using the prevailing exchange rates at September 30, 2000, which are depicted in the following table.

--------------------------------------- ---------------------- ------------------------ ---------------------
                AS OF                         US DOLLAR             CZECH KORUNA           SPANISH PESETA
--------------------------------------- ---------------------- ------------------------ ---------------------
September 30 , 2000                             $1.00                  40.1606                189.1610
--------------------------------------- ---------------------- ------------------------ ---------------------

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

As of June 16, 2000, Andrew Tottenham, the former President of Trans World Corporation, is no longer employed by the Company (see "Part II - Other Information - Item 1 - Legal Proceedings").

The Company held its 2000 Annual Meeting on July 6, 2000, after adjournment for lack of a quorum on June 19, 2000. In that meeting, the shareholders voted in person and by proxy to amend the Company's Articles of Incorporation by changing its name to "Trans World Corporation". The company's name change is based on the importance of the Company's name accurately conveying the Company's proposed identity as an owner/operator of both small to midsize boutique hotels as well as casinos. Trans World's planned expansion into the hotel industry is founded on management's belief that hotels in the small to midsize boutique class are complementary to the Company's brand of casinos, that opportunities in one of these two industries often lead to or are tied to opportunities in the other industry, and that a more diversified portfolio of assets will give the Company greater stability and make it more attractive to potential investors. Furthermore, the Company's top management is experienced in the hotel industry.


SALES & MARKETING:

A brochure with profiles of each of the Company's four business units has been published and is being used in conjunction with marketing efforts related to financing activities.

In additon, a comprehensive marketing campaign was implemented in the third quarter in Ceska, Czech Republic with the goals of increasing awareness and attracting former clients that have migrated to competitive casinos in the area. The program's "Wheel of Fortune" game, which encouraged guests to visit the casino five times in order to earn a prize winning spin, and three for one entrance promotion, which rewarded entrance fee paying guests with three times the entrance fee in non-negotiable gaming chips, have proven to be highly successful in terms of driving attendance growth at the casino.

Also, a number of "theme" parties were held at the Czech Republic casinos in the third quarter, including Olympic parties in all three casinos, a Country Western party in Ceska, and a Beer Garden festival in Rozvadov.

In addition, a Vienna marketing campaign has been developed and will be implemented in the first quarter of 2001. This campaign is an effort to expand the market base and increase the "Drop per Head" of the Snojmo casino by targeting the affluent population of Vienna. Currently, the majority of Snojmo's clients live in the northern suburbs of Vienna.

In Zaragoza, management has continued to concentrate on radio advertising to promote the facility, with the content of the radio spots being varied in order to assist in the continued effectiveness of the advertisements.



LIQUIDITY AND CAPITAL RESOURCES

The deficit in the Company's working capital, defined as current assets minus current liabilities, grew by $2.74 million to $6.72 million at September 30, 2000 from $3.98 million at December 31, 1999.

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

For the nine months ended September 30, 2000, the Company had net cash provided by operations of $116,000. This was primarily a result of a $4.5 million loss offset by, $2.0 million of depreciation and amortization, $595,000 of non-cash interest related to the amortization of debt discount (recorded in connection with the warrants issued with certain private placements of $20.0 million in 12% Secured Notes ("Senior Notes") in March 1998 and October 1999), and a $2.0 million net increase in cash attributable to changes in operating assets and liabilities. For the nine months ended Sepember 30, 2000, net cash provided by financing activities of $250,000 consisted of new a short-term working capital obligation of $600,000, which is payable in equal monthly installments through September 2001, and $350,000 of payments against such note and an old obligation.

The Company has, from time to time, been in technical default of the Senior Notes and has relied upon the forbearance and waivers from a majority interest of the holders thereof. Value Partners, Ltd., a Texas limited partnership ("Value Partners") represents a majority interest of the holders of the Senior Notes. The Company has borrowed other amounts from Value Partners from time to time (some of which have been in technical default for which forbearance or waivers have been granted) and may seek to borrow additional funds or obtain equity investments from Value Partners (or others) in the future. At September 30, 2000, the Company is delinquent in the payment of interest related to the Senior Notes and has received waivers from Value Partners through December 31, 2000. The Company believes that it will either be able to satisfy its remaining September 2000 interest obligation before December 31, 2000 or receive further waivers at that time. At September 30, 2000, Value Partners owned 65.8% of the Company's long-term debt and owned warrants to acquire 60.6% of the Company's shares of Common Stock.

At September 30, 2000, the Company has approximately $7.9 million in taxes payable to the Diputacion de Aragon (DGA), the Spanish Social Security Authorities and the City Council of Alfajarin (collectively, the Spanish Taxing Authorities). The aggregate amount of taxes payable to the Spanish Taxing Authorities is a result of the Company's assumption of such liabilities in connection with its April 1998 acquisition of CDZ and deferral of certain taxes thereafter. As part of the terms of the April 1998 acquisition of CDZ, the Company negotiated a verbal agreement with the local representatives of the DGA to allow the casino to relocate from its present position, approximately 15 miles outside of Zaragoza, to the center of downtown Zaragoza, subject to a decree. However, instead of a decree, in February 2000, the DGA introduced a law, which was passed by the local parliament in June 2000, that will allow the casino to relocate upon issuance of formal approval by the DGA, in lieu of a decree. The Company is in the process of applying for permission to relocate the casino, and approval of this petition is expected to be granted by the DGA by March 2001. The Company believes that if it obtains the DGA's approval and if it raises the necessary capital (anticipated to approximate $6.0 million) to facilitate the relocation of the casino, it will commence operations in its new location in January 2002. In the meantime, the Company is moving forward with the design stages of the downtown facility. Further, the Company believes, based on the forgoing, that future cooperation and deferral from the Spanish Taxing Authorities are anticipated. It is anticipated that if commencement of operations at its new location occurs, the Company may be able to generate sufficient revenues to meet its obligations to the Spanish Taxing Authorities. However, there can be no assurances that any of the events described above will be realized. See further discussion of Spain in "Plan of Operations".




PLAN OF OPERATIONS

CZECH REPUBLIC
In April 1999, the Company purchased a parcel of land in Folmova, Czech Republic in the same region as the existing Ceska casino but nearer to the German border. The Company intended to construct a new casino on this land and to relocate the Ceska operation to the new facility. Given the impact of the influx of competition on the Ceska operation, however, the Company is reconsidering the project to relocate the Ceska casino to Folmova and is, instead, exploring the possibility of relocating its Rozvadov casino to a larger facility adjacent to the region's main highway. This move may address the attendance versus capacity challenges experienced at the Rozvadov casino during peak periods. A preliminary study of the proposed Rozvadov relocation indicates that the project may have the potential to produce a positive return. The proposed Rozvadov relocation is anticipated to cost approximately $4.0 million. There can be no assurances that any of the events described above will be realized.

The casino near Snojmo opened on December 22, 1999 and has, in terms of both attendance, 40,059, and Total Drop, $10.4 million, thus far exceeded the budgeted expectations of 28,700 in attendance and $9.5 million in Total Drop. The projections called for the addition of five gaming tables in October 2000, however installation of the additional tables has been delayed due to a lack of funding. On November 1, 2000, the casino installed 14 new slot machines, which, due to the diversity of games offered and state-of-the-art technology of the new machines, the Company believes will attract higher levels of slot play in the casino, particularly, by the casino's Viennese customers.

SPAIN
In anticipation of receiving permission to move the CDZ casino from its present location to center city Zaragoza, TWG is in the process of completing negotiations to lease available space in a cinema adjacent to a downtown hotel location. The cinema was chosen due to its desirable location, together with the advantages of providing common services with the hotel (food, maintenance, parking and accommodations). The Company believes that if it obtains the DGA's approval, expected in March, 2001, and if it raises the necessary capital (anticipated to approximate $6.0 million) to facilitate the relocation of the casino, it will commence operations in its new location in January 2002. Pending local planning board approvals, CDZ will have approximately 17 gaming tables and 120 slot machines. The investment required by TWG upon receipt of the approvals is anticipated to total approximately $6.0 million.


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


                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On or about November 6, 1997, the Company was sued for breach of contract by Monarch Casinos, Inc. of Louisiana and Michael A. Edwards in the 15th Judicial District Court, Lafayette Parish, Louisiana, Case No. 97-5037B. Mr. Edwards claimed compensation charges of approximately $2.2 million and punitive charges of $11.1 million and alleged that the Company breached a management contract dated September 21, 1994. The lawsuit was settled for a cash payment of $100,000 on May 15, 1999. The final order of dismissal with full prejudice, which terminated the litigation and disposed of all claims in the lawsuit, was issued by the United States District Court of Louisiana on May 24, 1999.

On January 25, 1997 (prior to the Company's acquisition of 90% of CDZ), the directors of CDZ filed an application in Court of First Instance Number 11 of Zaragoza to declare CDZ in temporary receivership. Temporary receivership was granted on June 23, 1997 and the property continues to operate in receivership status.

The Company currently is involved as a plaintiff in litigation challenging the Louisiana Voter Mandate. (See Item 1 of the Form 10-KSB/A for December 31, 1999
- "Description of Business - Louisiana Operations").

On or about October 23, 2000, Andrew Tottenham, the Company's former President and Chief Operating Officer, filed a lawsuit against the Company in the United States District Court Southern District of New York. The suit is a civil action for monetary and equitable relief against the Company for compensation allegedly due to Mr. Tottenham of approximately $1.8 million plus interest, costs and disbursements, and attorney's fees for breach of employment and oral contract actions as well as amounts to be determined by a court or jury plus interest, costs and disbursements, and attorney's fees for breach of contract, breach of oral contract, intentional misrepresentation, tortuous interference with business relationships, derivative stockholder/breach of fiduciary duty, and conversion of property actions. The Company disputes the claims made in the action by Mr. Tottenham and intends to vigorously defend itself against these claims. Accordingly, no provision for liability to the Company that may result upon adjudication has been made in the accompanying consolidated financial statements.

The Company is not currently involved in any other material legal proceeding nor was it involved in any other material litigation during the nine and three months ended September 30, 2000.


ITEM 2.  CHANGES IN SECURITIES

         (a) - (d) None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company has, from time to time, been in technical default of certain amended indentures issued in connection with acquisition of the Company's Business Units. The Company has relied upon the forbearance and waivers from a majority interest of the holders of the senior notes issued pursuant to such amended indentures. Value Partners represents a majority in interest of the holders of the Senior Notes. The Company has borrowed other amounts from Value Partners from time to time (some of which have been in technical default for which forbearance or waivers have been granted) and may seek to borrow additional funds or obtain equity investments, from Value Partners in the future.








ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

The Company held its 2000 Annual Meeting on July 6, 2000 after adjournment for lack of a quorum on June 19, 2000. A total of 72 proxies were received, and a total of 3,826,889 shares were voted. In that meeting, the shareholders voted in person and by proxy as follows:

         1.       Election of Directors:
                                                     FOR                        WITHHELD
                  Rami S. Ramadan                    2,841,889                     985,000

                  Julio E. Heurtematte, Jr.          2,454,389                  1,372,500

                  Malcolm M.B. Sterrett.             2,454,389                  1,372,500

                  Geoffrey B. Baker                  2,454,389                  1,372,500
         2. Ratification of the appointment of the Board of Directors of Rothstein, Kass & Company, P.C.:
                                                     FOR                        AGAINST                   ABSTAIN
                                                     3,804,189                     22,700                 0

         3. Amendment of the Articles of Incorporation by changing the name to Trans World Corporation:
                                                     FOR                        AGAINST                   ABSTAIN
                                                     2,927,789                     20,600                 878,500

         7. If necessary, Adjournment of the Annual Meeting to solicit additional proxies:
                                                     FOR                        AGAINST                   ABSTAIN
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







                                       TRANS WORLD CORPORATION
                                       (formerly Trans World Gaming Corp.)


Date:    November 14, 2000                   By:  /s/ Rami S. Ramadan
                                                -----------------------
                                             President,
                                             Chief Executive Officer
                                             Chief Financial Officer