Form 10QSB/A
period 2000-09-30
TRANS WORLD CORP
filed 2000-11-15
CIK 914577

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                AMENDMENT No. 1 TO

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

           TRANS WORLD CORPORATION (FORMERLY TRANS WORLD GAMING CORP.)
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
                               September 30, 2000
                                 (In thousands)

                                                                  ASSETS

CURRENT ASSETS:
   Cash                                                                                         $     923
   Accounts receivable                                                                                159
   Prepaid expenses and other current assets                                                          205
                                                                                                ----------

        TOTAL CURRENT ASSETS                                                                        1,287
                                                                                                ----------

PROPERTY AND EQUIPMENT, less accumulated depreciation and amortization of $1,523                    4,523
                                                                                                ----------

OTHER ASSETS:


   Goodwill and other intangible assets, less accumulated amortization of $5,478                    8,840
   Deposits and other assets                                                                          791
                                                                                                ----------

                                                                                                    9,631
                                                                                                ----------

                                                                                                $  15,441
                                                                                                ==========


                                                 LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

   Short-term debt                                                                              $     396
   Accounts payable                                                                                   699
   Interest Payable                                                                                 2,400
   Taxes payable to Spanish taxing authorities, current portion                                     3,580
   Accrued expenses and other current liabilities                                                     928
                                                                                                ----------

        TOTAL CURRENT LIABILITIES                                                                   8,003
                                                                                                ----------

LONG-TERM LIABILITIES:

   Long-term debt, net of unamortized debt discount of $3,666                                      21,134
   Taxes payable to Spanish taxing authorities                                                      4,328
                                                                                                ----------

                                                                                                   25,462
                                                                                                ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
   Preferred stock, $.001 par value, 2,000 shares authorized, none issued
   Common stock $.001 par value, 50,000 shares authorized,
      5,365 shares issued and outstanding                                                               5
   Additional paid-in capital                                                                      10,104
   Stock warrants outstanding                                                                       4,912
   Accumulated other comprehensive income                                                           1,766
   Accumulated deficit                                                                            (34,811)
                                                                                                ----------

        TOTAL STOCKHOLDERS' DEFICIT                                                               (18,024)
                                                                                                ----------

                                                                                                $  15,441
                                                                                                ----------

          SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           TRANS WORLD CORPORATION (FORMERLY TRANS WORLD GAMING CORP.)
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       AND COMPREHENSIVE LOSS (unaudited)
           Nine and Three Months Ended September 30, 2000 and 1999
              (in thousands, except for per share data)

                                                                   Nine Months Ended September 30, Three Months Ended September 30,
                                                                              2000         1999          2000          1999
                                                                          -----------   -----------    ---------    -----------
REVENUES                                                                  $   10,916    $    9,572     $  3,061     $    2,930
                                                                          -----------   -----------    ---------    -----------


COSTS AND EXPENSES

   Cost of revenues                                                            6,128         5,098        2,122          2,098
   Depreciation and amortization                                               2,010         2,152          633            714
   Selling, general and administrative                                         4,223         3,135        1,399            530

                                                                          -----------   -----------    ---------    -----------
                                                                              12,361        10,385        4,154          3,342
                                                                          -----------   -----------    ---------    -----------

LOSS FROM OPERATIONS                                                          (1,445)         (813)      (1,093)          (412)
                                                                          -----------   -----------    ---------    -----------

OTHER EXPENSES:

   Interest expense                                                           (3,033)       (2,327)      (1,005)          (510)
   Foreign exchange gain (loss)                                                  (34)           37          230            211
                                                                          -----------   -----------    ---------    -----------

                                                                              (3,067)       (2,290)        (775)          (299)
                                                                          -----------   -----------    ---------    -----------


LOSS FROM CONTINUING OPERATIONS                                               (4,512)       (3,103)      (1,868)          (711)

DISCONTINUED OPERATIONS, income (loss) from operations of discontinued                           5                        (469)
truckstop segment                                                         -----------   -----------    ---------    -----------


NET LOSS                                                                   $  (4,512)    $  (3,098)     $(1,868)     $  (1,180)
                                                                          ===========   ===========    =========    ===========


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, basic and diluted                  5,365         3,364        5,365          3,364
                                                                          ===========   ===========    =========    ===========

EARNINGS (LOSS) PER COMMON SHARE, basic and diluted
   From continuing operations                                              $   (0.84)   $    (0.92)    $  (0.35)    $    (0.21)
   From discontinued operations                                                               0.00                       (0.14)
                                                                          -----------   -----------    ---------    -----------
   Net loss                                                                $   (0.84)    $   (0.92)     $ (0.35)     $   (0.35)
                                                                          ===========   ===========    =========    ===========



COMPREHENSIVE LOSS

NET LOSS                                                                  $   (4,512)   $   (3,098)    $ (1,868)    $   (1,180)

OTHER COMPREHENSIVE INCOME, foreign currency
  translation adjustment                                                         731           870          242             83
                                                                          -----------   -----------    ---------    -----------

COMPREHENSIVE LOSS                                                        $   (3,781)   $   (2,228)    $ (1,626)    $   (1,097)
                                                                          ===========   ===========    =========    ===========

          SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           TRANS WORLD CORPORATION (FORMERLY TRANS WORLD GAMING CORP.)
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
             Nine and Three Months Ended September 30, 2000 and 1999
                                 (in thousands)

                                                                                            2000                  1999
                                                                                    ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                                $             116      $            254
                                                                                    ------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES,
Purchases of property and equipment                                                              (291)                 (707)
                                                                                    ------------------    ------------------


CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from short-term debt                                                                  600
   Payments of short-term debt                                                                   (350)                  (56)
                                                                                    ------------------    ------------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                               250                   (56)
                                                                                    ------------------    ------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                           (86)                 (127)
                                                                                    ------------------    ------------------

NET DECREASE IN CASH                                                                              (11)                 (636)

CASH
   Beginning of period                                                                            934                 1,955
                                                                                    ------------------    ------------------

   End of period                                                                    $             923     $           1,319
                                                                                    ==================    ==================

          SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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