Form 10KSB
period 2000-12-31
TRANS WORLD CORP
filed 2001-04-17
CIK 914577

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-KSB

/X/   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF  1934

For the Year Ended December 31, 2000

/  /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _____________________.

Commission File No.:  0-25244
____________________

TRANS WORLD CORPORATION (FORMERLY TRANS WORLD GAMIING CORP.)
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	13-3738518 (I.R.S. Employer Identification No.)

545 Fifth Avenue, Suite 940 New York, New York (Address of principal executive offices)	10017 (Zip Code)

Registrant’s telephone number, including area code:  (212) 983-3355

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value
Warrants to Purchase Common Stock

____________________

             Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES   /X/              NO   /  /

             Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.          /  /

             The issuer’s revenues for the year ended December 31, 2000 were approximately $14,430,000.

             As of March 12, 2001, 11,022,901 shares of Common Stock of the Registrant were deemed outstanding, and the aggregate market value of the Common Stock of the Registrant as of that date (based upon the $0.12 closing price of the Common Stock at that date as reported by the OTC Bulletin Board), excluding outstanding shares beneficially owned by directors and executive officers, was approximately $1.3 million.

             Transitional Small Business Disclosure Format (check one:   YES   /  /                  NO   /X/)

TRANS WORLD CORPORATION
FORM IO-KSB

PART I
	Item 1	Description of Business
General Development of Business
Current Operations
Czech Republic
Spain
Terminated Ventures
Louisiana Operations
Accounting and Financial Issues
Corporate Information
OTC Bulletin Board
Financial Information About Industry Segments
Description of Business
Industry Overview
The Company's Facilities
Czech Republic
Spain
Future Operations
Czech Republic
Spain
Long Range Objective
Marketing
Czech Republic
Spain
Acquisition Agreements
Tottenham & Co
Regulations and Licensing
Czech Republic
Spain
Application of Future or Additional
Regulatory Requirements
Gaming Taxes
Competition
Employees
	Item 2.	Description of Property
Corporate Offices
Louisiana
Czech Republic
Spain
	Item 3	Legal Proceedings
	Item 4	Submission of Matters to a Vote of Security Holders

PART II
	Item 5.	Market for Common Equity and Related Stockholder
	Item 6.	Management’s Discussion and Analysis or
Plan of Operations
Forward-Looking Statements
Exchange Rates
Results of Operations
Revenues
Costs of Revenues
Selling, General and Administrative
Net Loss
Business Units
Ceska, Czech Republic
Rozvadov, Czech Republic
Znojmo, Czech Republic
Zaragoza, Spain
Liquidity and Capital Resources
Plan of Operations
Important Factors to Consider
Accumulated Deficit; Operating Losses; Going Concern
Termination of Louisiana Operations in 1999;
Need to Diversify
Taxation of Gaming Operations
Dependence upon Key Personnel
Need for Additional Financing
International Activities
Licensing and Regulation
Liability Insurance
No Dividends
Possible Adverse Effect of Issuance of Preferred Stock
Dilutive Effect of Warrants
	Item 7.	Financial Statements
	Item 8.	Changes In and Disagreements with Accountants
on Accounting and Financial Disclosure

PART III.
	Item 9.	Directors and Executive Officers, Promoters and
Control Persons: Compliance with Section
16(A) of the Exchange Act.
Information about the Board and its Committees
Audit Committee
Executive Committee
Compensation Committee
Section 16 (A) Beneficial Ownership
	.	Reporting Compliance
	Item 10.	Executive Compensation
Summary of Cash and Certain Other Compensation
Option Grants and Exercises
Directors’ Compensation
Employment/Severance Agreements
.	Item 11.	Security Ownership of Certain Beneficial Owners
and Management
	Item 12.	Certain Relationships and Related Transactions
	Item l3.	Exhibits and Reports on Form 8-K
(a)Exhibits
(b)Reports on Form 8-K
EXHIBITS INDEX
SIGNATURES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Item 1.  Description of Business.

General Development of Business

Trans World Corporation (formerly “Trans World Gaming Corp.”), herein referred to as the "Company" or "TWC", was organized as a Nevada corporation in October 1993 to acquire, develop and manage, to the extent permitted by applicable local laws, gaming establishments featuring live and mechanized gaming, including video gaming devices such as video poker machines.  With the 1994 acquisition of several Louisiana-based entities, TWC conducted operations under these guidelines.  In 1998, in response to changes in the laws governing the legality of operating video gaming devices in the State of Louisiana and faced with a closing date of June 30, 1999 for its Louisiana operations as a result of this change in law, TWC amended its operating strategy by shifting its focus to the casino market in Europe and acquired three casinos, one of which includes a hotel, and a parcel of land, entered into a Joint Activity Agreement relative to a fourth casino, and signed a management contract with regard to a fifth casino.  The Company has closed two of those casinos due to gaming law changes in Azerbaijan Republic and Kyrgyz Republic, but has opened an additional casino on the parcel of land that was purchased in 1998.  At present, the Company owns a total of four casinos and a hotel currently in operation in Europe and has no operating presence in the United States.

Current Operations:

Czech Republic

On March 31, 1998, the Company consummated a Stock Purchase Agreement ("Stock Purchase Agreement") with 21st Century Resorts a.s., an owner-operator of two casinos, and the owner of property to build a third casino, in the Czech Republic ("Resorts"), and Gameway Leasing Limited ("Gameway") and Monarch Leasing Limited ("Monarch Leasing"), two off-shore affiliates of Resorts which leased equipment to Resorts and the stockholders of Resorts (the "Selling Stockholders").  Pursuant to the Stock Purchase Agreement, the Company acquired 100% of the equity interests of Resorts and its two operating subsidiaries and all of the assets of Gameway and Monarch Leasing for the purchase price of $12.6 million, including the cost of initial improvements to the acquired assets. On March 31, 1998, the Company, with the assistance of Libra Investments, Inc., Los Angeles, California ("Libra") acting as placement agent, borrowed $17.0 million from fourteen sophisticated, accredited investors (the "Investors") in a private placement (the "Private Placement"). The loan is represented by 12% Senior Secured Notes (the "Senior Notes") issued pursuant to indentures (the "Indentures") by and among TWC, TWG International U.S. Corporation ("TWGI"), TWG Finance Corp. ("TFC"), wholly-owned subsidiaries of TWC), and U.S. Trust Company of Texas, N.A., Dallas, Texas ("USTCT"), acting as indenture trustee. The Senior Notes require mandatory prepayments based upon excess cash flow generated by TWGI from the operation of Resorts and bear interest at the rate of 12% per annum. (See Periodic Reports Form 8-K and the Amended Periodic Report on Form 8-K/A filed with the Securities and Exchange Commission ("SEC") on April 14, 1998 and June 15, 1998, respectively.) The proceeds of the Senior Notes were used to pay the net acquisition costs of, and improvements to, Resorts totaling approximately $12.6 million, to repay the First Amended Loan Agreement in the amount of $1.3 million, to cover costs and expenses of $1.4 million relating to the Private Placement and to provide working capital of $1.7 million.  See Item 6. “Management’s Discussion and Analysis or Plan of Operations – Liquidity and Capital Resources”

The assets acquired with the purchase of Resorts consist of a casino in Ceska Kubice, which is located near the border with Germany, is patronized, primarily, by Germans and currently has 16 gaming tables and 50 slot machines as well as a bar/restaurant area.  Also included with the purchase is a casino in Rozvadov, which is located approximately four miles from the region’s main highway, not far from the German border and caters, as in Ceska, to a predominantly German clientele.  This casino currently has nine gaming tables and 30 slot machines, and includes a bar/restaurant area.  The final piece of the purchase is a parcel of land near Znojmo upon which a third Czech Republic casino was constructed.  The Znojmo casino opened in December 1999.  It has an American Old West theme and draws the bulk of its customers from the northern suburbs of Vienna, Austria.  The casino currently has 11 gaming tables and 42 slot machines, and includes a bar/restaurant area.

During the quarter ended June 30, 1998, the Czech Republic House of Deputies passed an amendment to Czech gaming law, which effectively banned foreign ownership of casinos.  In response, the Company restructured its subsidiaries and Czech legal entities to comply with the amendment through the use of a new Czech limited liability company and amended the indentures accordingly (the "Amended Indentures"). The Amended Indentures relate to, but do not alter, the Senior Notes.

Spain

On April 17, 1998, the Company acquired 90% of Casino de Zaragoza, S.A. (“CDZ”), which is a company incorporated in Zaragoza, Spain that holds the exclusive casino license in the region of Aragon, for approximately $780,000, excluding related acquisition costs of approximately $678,000, and assumed its outstanding debt obligations of approximately $4.9 million.  The debt obligations consisted of taxes payable to the Diputacion de Aragon (“DGA”), the Spanish Social Security Authorities and the City Council of Alfajarin (collectively, the “Spanish Taxing Authorities”) for which continuation of deferrals were granted as part of the terms of acquisition.  In accordance with Spanish law, in order for a casino company to remain solvent and be permitted to continue to conduct business, it must have a minimum capitalization of approximately $1.1 million.  Because CDZ’s capital was below that minimum requirement, the approval of both the CDZ's Board of Directors, which was received in July 1998, and the Council of Ministers in Spain, which was received in October 1999, were required. The owner of the remaining 10% of CDZ declined to participate in the recapitalization.  Under Spanish law, that 10% interest was diluted to zero once the recapitalization was approved by the Council of Ministers, bringing the total TWC ownership to 99.92%, after TWC’s transfer of .08% ownership to its representatives for administrative purposes.  The current CDZ shareholder distribution is as follows:  TWC, 2,403 shares; Jaime De Vaca, a Director of CDZ, one share; and Andrew Tottenham, the former President and Chief Operating Officer of TWC, one share.  The single share held by Andrew Tottenham was purchased by TWC in conjunction with the 1998 acquisition of CDZ, and the Company has demanded return of this share from Mr. Tottenham as part of the legal proceedings relating to Mr. Tottenham’s June 16, 2000 dismissal from the Company (See:  Item 3.  “Legal Proceedings”.)

Due to losses incurred by CDZ in 1999, its shareholders were required to bring CDZ into capital compliance with local laws, which dictate that in order for a casino company to remain solvent and be permitted to continue to conduct business, it must have a minimum capital of approximately $1.1 million.  This process  was accomplished on a timely basis.

CDZ, which is located approximately 15 miles outside of Zaragoza, Spain, currently operates nine gaming tables and 24 slot machines.  In addition to its gaming area, CDZ’s facilities include a 37-room hotel, a bar/restaurant, banquet space, and extensive recreational facilities, including four shooting ranges.

As part of the terms of the April 1998 acquisition of CDZ, the Company negotiated an agreement with the local representatives of the DGA to allow the casino to relocate from its present position to the center of downtown Zaragoza, subject to a decree.  Instead of a decree, the DGA introduced a law in February 2000, which will allow the casino to relocate upon issuance of a formal approval by the DGA.  This law was passed by the local parliament in June 2000, and the Company has petitioned the DGA for permission to relocate the casino.  The Company anticipates that the DGA will grant CDZ permission to relocate by June 2001.  Assuming that this estimated timeframe proves to be accurate, the Company expects that the casino will commence operations in its new location in January 2002.  In the meantime, the Company is moving forward with the design stages of the proposed downtown facility.  Further, the Company believes, based on the forgoing, that future cooperation and deferral of its debt obligations from the Spanish Taxing Authorities are anticipated until the casino opens in its downtown location.  If commencement of operations at its new location occurs, the Company may be able to generate sufficient revenues to meet its obligations to the Spanish Taxing Authorities; however, there can be no assurances that any of the anticipated events described above will be realized.  In the event the Company is not granted permission to relocate, it would likely discontinue its Spanish operations.

In light of the delays related to relocation of CDZ, the Company negotiated further deferral of debt obligations to the DGA, and at December 31, 2000, said debt obligation amounts to approximately $7.9 million.   See also, Item 6. “ Management’s Discussion and Analysis or Plan of Operations – Liquidity and Capital Resources”.

On October 15, 1999, the Company borrowed $3.0 in a private placement (“October 1999 Private Placement”).  The loan is represented by 12% Senior Secured Notes (“October 1999 Senior Notes”) issued pursuant to indentures by and among the Company and an independent indenture trustee.  The October 1999 Senior Notes, which are due March 2005, require mandatory prepayments based on excess cash flow generated from Resorts.  Through March 31, 2001, the Company has not had sufficient cash to make any such prepayments.  The October 1999 Senior Notes are collateralized, primarily, by all of Resort’s gaming equipment and a majority interest in the capital stock of all of the Company’s subsidiaries, except CDZ.  In addition to the October 1999 Senior Notes, each investor received a proportionate share of warrants to purchase 1,250,728 shares of the Company’s common stock, $.001 par value per share (“Common Stock”).

The proceeds of the October 1999 Senior Notes were used to retire a $1.0 million short-term debt obligation related to the acquisition of CDZ, to make an interest payment of approximately $250,000 on said debt, and to finance the equipping, working capital, and pre-opening costs associated with the opening of the aforementioned third casino in Znojmo, Czech Republic on the land that had been previously purchased in conjunction with the issuance of the Senior Notes on March 31, 1998.

Terminated Ventures:

Louisiana Operations

Until March 1998, the Company’s only gaming operations were two video poker parlors, the Gold Coin and Toledo Palace, situated at truck stops in Louisiana.  The Company’s video poker operations in Louisiana were managed by Chrysolith, LLC a Louisiana-licensed gaming operator in which the Company owned 49% of its Class B membership units.  As a result of a voter mandate, which eliminated video poker in the parishes in Louisiana where the Company’s video poker operations were located, the Company ceased its video poker operations on June 30, 1999 and subsequently sold its interest in Chrysolith, LLC.

The Company has also been party to management arrangements of other casinos in Gyandja, Azerbaijan Republic and Kyrgyz Republic; however, due to local gaming law changes, the Company’s interests in these management arrangements ceased in 1998 and 1999, respectively.

Accounting and Financial Issues

The Company has, from time to time, been in technical default of the Amended Indentures and is so as of December 31, 2000.  TWC has relied upon the forbearance and waivers from a majority interest of the holders of the Senior Notes. Value Partners, Ltd., a Texas limited partnership (“Value Partners) represents this majority in interest of the holders of the Senior Notes. At December 31, 2000, Value Partners owned 59% of the Company’s long-term debt and owned 8,257,452 warrants which, upon exercise, would result in Value Partner's beneficial ownership of Common Stock equaling 60.6% of the Company's issued and outstanding shares of Common Stock. On February 23, 2001, Value Partners converted 5,657,452 of $0.01 warrants held by it.  With the exercise of those warrants, Value Partners holds a controlling 51.32% of the Company’s issued and outstanding Common Stock, which does not include the 2,600,000 warrants it also holds.

The consolidated financial statements accompanying this Report have been prepared assuming the Company will continue as a going concern. The Company has suffered significant losses from operations, has a working capital deficit of $8.2 million, and a stockholders' deficit of $20.0 million as of December 31, 2000. Further, the Company is highly leveraged and, from time to time has been unable to pay its interest and accounts payable obligations when they become due, including incomplete payment of the interest payment that was due on September 17, 2000 and non-payment of the interest payment that was due on March 17, 2001.  Waivers of default have been received from the majority holder of the Senior Notes through the earlier of : (i) Ten days subsequent to the receipt of any debt or equity financing collectively in excess of $5.0 million (the “Company’s contemplated financing”); or (ii) January 1, 2002.  If the Company’s contemplated financing has not occurred by July 2001, then as a further condition of waiver, the Company will commence monthly payments of $75,000 to be applied against the past due interest obligations..  These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management’s plans to improve the results include the growth of its existing business through the potential addition of a fourth business unit in the Czech Republic; possible relocation of the Rozvadov casino; the addition of five gaming tables to the Znojmo casino; continued marketing campaigns and promotional events; and CDZ's move to the center of Zaragoza.  Further, the Company’s strategy for the future includes development of hotel divisions in Europe and the United States.

In an effort to secure the funding necessary to accomplish these goals, in 2000, Rami Ramadan, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), began actively seeking potential sources of financing with the intent of using the proceeds of such financing for acquisitions and working capital and was able to obtain a term sheet from a US-based venture capital firm, which stipulated that the firm would be willing to provide the Company with funding subject to payment of a reimbursable one percent Commitment Fee and $75,000, which would be used to pay the costs associated with completion of the potential lender’s “due diligence” work.  The Company submitted a request for $20.0 million financing, and on November 4, 2000, the Company completed payment of these fees.  Pursuant to this payment, the Company provided the potential lender with appraisal reports for the existing and potential acquisition assets, which conform to Uniform Standards of Professional Appraisal Practice (“USPAP”) guidelines, and management is optimistic that it will be successful in its efforts to secure funding from this source.

Corporate Information

The Company's corporate offices are located at 545 Fifth Avenue, Suite 940, New York, New York 10017, and its telephone number is (212) 983-3355.

OTC Bulletin Board

The Company's Common Stock is currently quoted on the OTC Bulletin Board under the symbol TWCP.

Financial Information About Industry Segments

The Company previously operated in three business areas, which, for accounting purposes, were consolidated into two industry segments: the ownership and management of gaming establishments overseas, which includes the operation of a full service hotel overseas; and the operation of truckstops featuring VLTs.  As a result of the June 30, 1999 termination of its Louisiana gaming operations, the Company has reported its operations in Louisiana as discontinued operations.

Description of Business

The Company is engaged in the acquisition, development and management of niche casino operations worldwide, which feature gaming tables and mechanized gaming devices, such as slot and video poker machines, as well as the development and management of small to midsize hotels, which may include casino facilities.  On March 31, 1998, the Company acquired two casinos in the Czech Republic and land upon which a third casino was built and opened in December 1999.  The Czech Republic casinos are located close to major border crossings with Germany in Ceska Kubice and Rozvadov and near the border crossing with Austria close to Znojmo. CDZ, which was acquired on April 17, 1998, is located approximately 15 miles outside of Zaragoza, Spain, and is the exclusive casino licensee in the region of Aragon. (See "- General Development of Business – Current Operations," above, and "Future Operations," below).

In anticipation of its expansion in the hotel industry, in July 2000, the shareholders voted to amend the Company’s Articles of Incorporation by changing its name to “Trans World Corporation”.  The Company’s name change was based on the importance of the Company’s name accurately conveying its desired identity as an owner/operator of hotels as well as gaming operations.  TWC’s planned expansion in the hotel industry is founded on management’s belief that hotels in the small to midsize boutique class are complementary to the Company’s brand of casinos, that opportunities in one of these two industries often lead to, or are tied to, opportunities in the other industry, and that a more diversified portfolio of assets will give the Company greater stability and make it more attractive to potential investors.  Further, the Company’s top management is experienced in the hotel industry.

Industry Overview

Prior to the amendments to the Czech gaming regulations in December 1998, local municipalities were empowered to grant casino licenses in their regions. The amendments to the gaming legislation removed that right from the local governments and effectively eliminated exclusivity. Since this licensing change, two casinos have opened in Folmava, Czech Republic, which operate in direct competition with the Company’s Ceska casino due to their proximity.  The Znojmo casino currently has three local competitors.

In Spain, the regional government, DGA, which is also the largest creditor of CDZ, signed a protocol in April 1998 with TWC stating its intent to pass a law allowing the casino to move to a more favorable location.  There was opposition by an Aragonian parliamentary party to the new law unless an amendment that would allow casino-style slot machines in bingo parlors was included. Rather than agree to this amendment, the DGA decided to issue a governmental decree, which would circumvent the parliament and allow CDZ to move from its current location.  Instead of a decree, the DGA introduced a law in February 2000, which will allow the casino to relocate upon issuance of formal approval by the DGA.  This law was passed by the local parliament in June 2000, and the Company has petitioned the DGA for permission to relocate the casino, the approval of which is expected by June 2001.

The Company's Facilities:

Czech Republic

The Ceska Kubice casino currently has 16 gaming tables, one of which is an electro-mechanical, eight-position roulette game.  It also has 50 slot machines, including four newer-style machines, which were introduced in 2000; and parking for approximately 60 cars. In Rozvadov, there are nine gaming tables, 30 slot machines, and parking for 40 cars.  In Znojmo, there are 11 gaming tables; 42 slot machines, 14 of which are newer-style machines, which were introduced in 2000; and parking for approximately 120 cars.

Spain

The casino currently has nine gaming tables, including two double-sided roulette tables, which are counted as two tables each, and 24 slot machines.  The facility also has 37 sleeping rooms, approximately 7,169 square feet of banquet space, four shooting ranges, a swimming pool, a tennis court, and 3,557 square feet of space that was formerly operated as a nightclub.

Future Operations:

Czech Republic

In April 1999, the Company purchased a parcel of land in Folmava, Czech Republic in the same region as the existing Ceska casino but nearer to the German border.  The Company is considering constructing a new casino on this land and relocating the Ceska operation to the new facility.  This move would give the casino excellent exposure because it would be situated directly on the border road, nearer to the border than the access road and future location of Ceska’s principle competitor.  It would also allow for a larger parking facility than that which exists in Ceska; would address the issue of capacity constraints on the weekend in that it would allow for an increase in the number of gaming tables over the existing space; and would allow for a floor plan to be designed which, unlike the Ceska building, would optimize the casino’s equipment layout.   Should the casino operation be relocated from Ceska to Folmava, the Ceska facility may be used as office space and as a training center supporting all of the Czech casinos.

In 2000, in response to capacity constraint issues at Rozvadov, the Company expanded the facility by adding two gaming tables.  Further, the Company is considering the possibility of relocating the Rozvadov casino to a sight adjacent to the region’s principal highway.  The new sight would provide greater exposure for the casino and would be designed to accommodate approximately 15 to 20 tables, thereby reducing the capacity constraint issues that the existing location currently faces.

 The casino near Znojmo opened on December 22, 1999, and, in terms of both attendance and Total Drop (the dollar amount of gaming chips sold),  exceeded budgeted expectations for 2000.  Cash flow limitations prevented execution of the planned expansion of the number of gaming tables in 2000 from 11 to 16.  In response to continued growth in business volume at the casino in 2001, which is evidenced by revenue in excess of expectations by approximately $252,000 and  attendance in excess of expectations by 1,373 through March 21, 2001, orders were placed for the additional five gaming tables and related equipment in March 2001.   It is anticipated that the new equipment will be operational in late April or early May 2001.

Spain

In anticipation of receiving permission to move CDZ to center city Zaragoza, TWC is in the process of completing negotiations to lease available space in a cinema adjacent to a downtown hotel location. The cinema was chosen due to its desirable location, together with the advantages of providing common services with the hotel, such as food, maintenance, parking and accommodations. CDZ, which is expected to reopen at this new location within six months after it receives permission to move pending local planning board approvals, will have approximately 16 gaming tables and 120 slot machines. The investment required by TWC upon receipt of the approvals is anticipated to total approximately $5.0 million (See Item 6. "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources".)

Except as described above, the Company has no other specific arrangements or understandings with respect to the management or acquisition of any gaming facility. There can be no assurance that the Company will manage or acquire any other gaming facilities in the future, although it hopes to do so.

Long Range Objectives

TWC’s experience in the gaming industry is evidence of the volatile nature of this business.  The Company has suffered significant financial setbacks as a result of unexpected decisions of voters in Louisiana and foreign governmental authorities in Eastern Europe and Spain, which forced the closure of profitable gaming operations and, in the case of Spain, delayed transfer of the casino operation to a potentially more profitable location.  Moreover, it is management’s view that the poor performance of the Company, combined with the fact that it is in the gaming industry and the fact that its operations are overseas, has hampered efforts to secure additional financing for growth in the gaming industry.

The Company’s new corporate-level management, whose backgrounds are, primarily, in the hotel industry, has endeavored to expand TWC’s scope of operations to include hotels, and believes that the Company is close to completing several hotel acquisition deals, subject to the availability of the necessary financing.

Initially, Management’s goal is to create two hotel divisions, a Europe-based division and a U.S.-based division, while expanding the casino division only in the event that projects with considerable returns surface.  Hotel acquisitions will be based on an evaluation of the potential return of projects that arise and the availability of financing to purchase additional assets.  Management is hopeful that this strategy will result in growth of the Company to approximately five to ten business units, which may be enough to provide the Company with a stable cash position.  The hotel assets of the Company, however, will likely be an assortment of hotels with varying brand names and classifications.

Assuming that TWC achieves cash flow stability, the Company will seek to establish or develop a signature property and will create a brand name for this prototype hotel.  Thereafter, the Company will expand its newly created chain by adding hotels that, and transforming hotels to, conform to the Company’s established brand image.  Management’s long-term goal for the hotel segment is to endeavor to expand the TWC hotel chain to 40-60 units.  There can be no assurances that management’s plans described in the preceding paragraphs will be realized.

Marketing:

Czech Republic

In 2000, the Company’s marketing strategy for the Czech Republic consisted of a combination of casino specific initiatives and shared promotions.  In Ceska, where, due to an influx of competition, the casino experienced erosion of its attendance, the marketing focus was initially on increasing awareness of the facility.  Thereafter, the strategy shifted to focusing on improvement in the quality of players and winning back some of the higher volume players who had migrated to the new competition.  Initiatives designed to improve attendance included a three-for-one entrance promotion, which rewarded casino entrants with non-negotiable playing chips equal to three times the value of the entrance fee; various theme parties held throughout the year; an ongoing Ladies Night promotion, whereby no entrance fee was charged to women attending the casino on the designated night; and a number of newspaper and radio advertisements.  This strategy was implemented through direct mail campaigns to former players and the introduction of gold and platinum card level VIP player programs, which targeted larger players who qualified for enrollment in the program by meeting a minimum volume of play requirement over the course of a calendar month, or, in the case of the gold card, by bringing a specified number of new visitors to the casino.  Cardholders are entitled to various perks, including free entrance to the casino and free food and drink in the casino for themselves and from one to four guests, depending upon which program the cardholder has been enrolled.   The aforementioned three-for-one entrance, theme parties, Ladies Night, and VIP player card promotions were also implemented in Rozvadov and Znojmo.  The marketing of the Rozvadov casino differed from that of Ceska, primarily, by the target audiences of direct mailings and media advertising.  In Znojmo, media advertising included extensive use of free standing and bus mounted billboards, which targeted residents of the northern suburbs of Vienna.  A comprehensive Vienna marketing campaign was designed but not implemented in 2000.  Upon installation of the five additional gaming tables, which were ordered in March 2001, the casino will launch this campaign.

Spain

TWC is currently marketing the CDZ casino through direct mail pieces, radio spots, newspaper advertisements and billboard advertising in English and Spanish, as appropriate.  By Spanish law, casinos are not permitted to do any direct advertising.  Promotions of the casino, therefore, must be piggybacked on advertisements of other services that the property offers.  Due to its location and lack of direct advertising, the casino continues to rely on a core group of regular customers.

Acquisition Agreements:

Tottenham & Co

On January 1, 1997, the Company completed the acquisition of Tottenham & Co., which was founded in 1988 by Andrew Tottenham, the Company's former President and Chief Operating Officer (“COO”).  Tottenham & Co. is engaged in providing consulting services to gaming companies worldwide. The consideration paid for Tottenham & Co. by the Company included 500,000 shares of the Company's Common Stock, and warrants to purchase 250,000 shares at an exercise price of $.5938, the bid price of the Company's Common Stock on the date of the acquisition as reported by the Nasdaq SmallCap Market System. In addition, the Company issued two promissory notes in the aggregate principal amount of $200,000 bearing interest at the rate of 10% per annum and payable on January 1, 2002 (the "Tottenham Notes"). On December 31, 1998, the Company and Mr. Tottenham converted the Tottenham Notes and accrued interest totaling $240,000 into 320,000 shares of the Company's Common Stock. All of the Common Stock, as well as the Common Stock underlying the warrants, carries certain "piggyback" registration rights.

Regulations and Licensing:

Czech Republic

During the quarter ended June 30, 1998, the Czech Republic House of Deputies passed an amendment to the gaming law, which restricted foreign ownership of casino licenses. In response thereto, the Company restructured its subsidiaries and Czech legal entities to comply with the amendment and was subsequently granted a ten-year license.  It is anticipated that the foreign ownership restriction may be lifted in 2001. There can be no assurance that the authorities in the Czech Republic will not amend the gaming law as it pertains to foreign ownership of casino licenses. In the event the gaming laws are amended in the future, it may have a material adverse effect on the Company's future profitability and operations. Further, there has been increased competition in the areas where the Company operates because local municipalities no longer have control over the issuance of casino licenses, thereby effectively eliminating exclusivity.

Spain

The new law that would allow CDZ to move to the center of Zaragoza was passed from a parliamentary committee to the floor of the regional parliament; however, a certain amendment to the law was of concern to TWC. The proposed amendment would have allowed bingo operators in Aragon to install casino-style slot machines. The DGA, which is controlled by the largest party in parliament, opposed the amendment and decided to issue a governmental decree to circumvent the parliament and allow the casino to move to the center city.  However, instead of a decree, in February 2000, the DGA introduced a law, which will allow the casino to relocate upon issuance of a formal approval by the DGA.  This law was passed by the local parliament in June 2000, and the Company has petitioned the DGA for final permission to relocate the casino.  Prior to approval of this petition, the DGA appointed a committee to develop a set of gaming regulations that would govern the operation of the casino in downtown Zaragoza.  The first draft of the regulations has been completed and is currently on display, whereby interested parties may review the regulations and petition the committee to make changes to the draft.  The Company is in possession of a copy of the proposed regulations and will lobby for modification of any unfavorable stipulations of the proposed regulations.

In December 2000, CDZ applied for, and was granted, a five-year extension on their exclusive gaming license for Aragon province.

Application of Future or Additional Regulatory Requirements

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

Gaming Taxes

Gaming taxes in the various locations where the Company operates range from 10% to 55% of net gaming revenues. There can be no assurances that tax rates, fees or other payments applicable to the Company's gaming operations will not be increased in the future.

Competition

The Company's Czech casinos compete with approximately 11 other casinos in the area, with two new casinos having been constructed recently across the border in Germany. Due to the exclusivity of the Spanish casino license, the bingo operations in Zaragoza are CDZ's only direct competition. (See Item 1. "Description of Business - Industry Overview".)

Employees

As of March 12, 2001, the Company had the equivalent of 475 full-time employees, including three executive officers.  The geographical distribution of these employess is as follows: 392 employees in the Czech Republic; 79 employees in Spain; one employee in Paris; and three employees in New York. The Company believes that its employee relations are, with the exception of CDZ, excellent.  Frustrated by the fact that their wages have been frozen for the last seven years, in December 2000, CDZ’s union employees demanded modifications to an existing, but unsigned, collective bargaining agreement, which would provide them with retroactive wage increases.  Given the economic condition of the business, management rejected the demands of the employees and negotiations reached an impasse.  In response, in late December 2000, the employees went on strike for a total of seven days.  However, the employees quickly came to the realization that striking did not provide them with negotiating leverage, and the employees returned to work on January 2, 2001.  No further work stoppages have been threatened.

Item 2. Description of Property.

Corporate Offices

The Company's corporate offices are located at 545 Fifth Avenue, Suite 940, New York, New York, occupying 1,559 square feet of office space under a lease at the rental rate of $5,456.50 per month expiring in December 2004.

In June 2000, the Company terminated its lease of approximately 1,500 square feet of office space in London, England, which was occupied by its Development and Human Resources teams.  Human Resource functions are now performed at the local level, and the Development team operates from in-home offices.

Louisiana

The Company's lease for the Gold Coin was terminated effective July 31, 1999. TWGLa , a wholly-owned subsidiary of TWC, owned the 20-acre site on which the Woodlands is located in DeRidder, Louisiana which was sold on October 4, 1999 for $295,000.

Czech Republic

The Company leases a 5,000 square foot casino facility in Ceska Kubice under the terms of an agreement that expires in 2010.  The Company also leases a hotel from a local bank in nearby Krasnahorska for staff accommodations at the rate of approximately $1,400 per month.  The hotel will continue to be used for staff accommodations should the casino be relocated to Folmava.

In Rozvadov, the Company owns the casino building and an adjacent facility for staff accommodations.

As part of the acquisition of Resorts (See Item 1. "Description of Business - General Development of Business"), TWC acquired approximately 10 acres of land near Znojmo, close to the border in Austria, on which the Company constructed and  operates a casino. TWC negotiated an agreement with a local building contractor who financed and built a 5,000 square foot casino facility and leased it to the Company under the terms of a ten-year lease for approximately $27,000 per month. (See Item 1. "Description of Business - Future Operations").

Spain

The Company leases the current CDZ casino facility from the DGA on a month-to-month basis.

Item 3. Legal Proceedings.

TWGLa, a wholly-owned subsidiary of TWC, owned certain ownership interests in two gaming establishments at truckstops in Louisiana, which included (i) an establishment located at the 76 Plaza in Lafayette, Louisiana known as the "Gold Coin" (formerly known as the Gold Nugget), which had 50 video lottery terminals ("VLTs" or "Devices"), and (ii) the Toledo Palace (the "Toledo Palace"), which the Company established and licensed at a truckstop located in DeRidder, Louisiana, known as the Woodlands Travel Plaza (the "Woodlands") and at which TWGLa operated 33 VLTs.  Both the Gold Coin and the Toledo Palace establishments were licensed to operate only VLTs.   As a result of a referendum in 1996 in 35 parishes in Louisiana, including the two parishes in which the Gold Coin and the Toledo Palace are located, it was determined that video poker would cease effective June 30, 1999 (the "Voter Mandate"). In accordance with the Voter Mandate, the Louisiana gaming authorities terminated the operations at both the Gold Coin and the Toledo Palace on June 30, 1999. The Company  appealed the Louisiana State Court's decision to uphold the Voter Mandate to the U.S. Supreme Court, and in 2000, the U.S. Supreme Court refused to consider the case, which, effectively, brought to an end the Company’s efforts to challenge the 1996 Voter Mandate.

On October 6, 2000, the Company’s former President and Chief Operating Officer, Andrew Tottenham, commenced an action against the Company in the United States District Court for the Southern District of New York.  Tottenham seeks to recover for alleged wrongful conduct in connection with his separation of employment from the Company.  Tottenham has amended his complaint twice, most recently on January 26, 2001 to interpose a Second Amended Complaint.  In the Second Amended Complaint, Tottenham alleges claims for (1) $1,153,333.33 for breach of an employment contract, (2) $93,320 for breach of an oral contract, (3) equitable and monetary damages in an unspecified amount based on a derivative stockholder’s suit/breach of fiduciary duty, (4) monetary damages in an unspecified amount for conversion, (5) monetary damages in an unspecified amount for fraud, and (6) indemnification in an unspecified amount.  On February 23, 2001, the Company answered denying the material allegations of Tottenham’s claims, as well as asserting several counterclaims.  The Company believes it has meritorious defenses to Tottenham’s claims and intends to defend against them vigorously.  Discovery has not yet begun and there have been no other motions or proceedings in the case.

The Company is not currently involved in any other material legal proceeding nor was it involved in any other material litigation during the year ended December 31, 2000.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The Company's Common Stock is currently quoted on the OTC Bulletin Board under the symbol TWCP.  The following table sets forth the high and low prices of the Company's Common Stock for fiscal years 1999 and 2000:

Common Stock	High	Low
1999
First Quarter	0.44*	0.24*
Second Quarter	0.59*	0.26*
Third Quarter	1.50*	0.31*
Fourth Quarter	0.85*	0.50*
2000
First Quarter	0.53*	0.38*
Second Quarter	0.39*	0.28*
Third Quarter	0.28*	0.19*
Fourth Quarter	0.28*	0.12*

* Quoted on OTC Bulletin Board

There were no quotations for the $8.50 warrants.

As of March 12, 2001, there were (a) 11,022,901 outstanding shares of Common Stock held of record by approximately 79 persons; (b) outstanding options to purchase an aggregate of 876,000 shares of Common Stock; (c) outstanding $8.50 Warrants to purchase an aggregate of 1,511,429 shares of Common Stock, which have since expired; (d) outstanding $0.01 Series D Warrants to purchase an aggregate of 2,185,245 shares of Common Stock issued in connection with the March 1996 financing; (e) outstanding $11.55 Warrants to purchase an aggregate of 151,143 shares of Common Stock, which have since expired; (f) outstanding $13.50 Warrants to purchase an aggregate of 151,143 shares of Common Stock, which have since expired; (g) outstanding $1.50 Series B Warrants to purchase an aggregate of 3,200,000 shares of Common Stock issued in connection with the restructuring of certain long-term debt; (h) outstanding $1.00 Series A Warrants to purchase an aggregate of 960,000 shares of Common Stock issued in connection with the sale of certain debt instruments; (i) outstanding $.5938 Warrants to purchase an aggregate of 250,000 shares of Common Stock issued in connection with the acquisition of Tottenham & Co. (see Item 1. "Description of Business - Acquisition Agreements"); (j) outstanding $.50 warrants to purchase an aggregate of 220,760 shares of Common Stock issued in connection with the 1997 Promissory Note, which have since expired, (See Item 6."Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources"); (k) outstanding $.01 warrants to purchase an aggregate of 104,225 shares of Common Stock issued in connection with the debt financing to fund the Bishkek Casino transaction, which have since expired; (l) outstanding $0.01 Series C to purchase an aggregate of 1,013,090 shares of Common Stock issued in connection with the March 1998 Private Placement, with 6,074,362 of this series having been exercised; and (m) outstanding $0.01 Series G warrants to purchase an aggregate 125,073 shares of Common Stock issued in connection with the October 1999 Private Placement and the October 1999 Senior Notes. (See Item 6. "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources".)

Item 6. Management's Discussion and Analysis or Plan of Operations.

Forward-Looking Statements

This Form 10-KSB/A contains certain forward-looking statements. For this purpose, any statements contained in this Form 10-KSB/A that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expects," "believes," "anticipates," "estimates," or "intends" or comparable terminology are intended to identify certain forward-looking statements in this and other sections of the Form 10-KSB/A.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, including those set forth in the section below entitled "Important Factors to Consider."

Exchange Rates

Due to the fact that the Company’s operations are all located overseas, the results of the Company are subject to the impact of fluctuations in exchanges rates.  Currencies in which business is conducted in these overseas operations include German Marks, which are the basis of chip values and slot machine coin and bill acceptors in Ceska and Rozvadov, Czech Republic; Austrian Schillings, which are the basis of chip values and slot machine coin and bill acceptors in Znojmo, Czech Republic; Czech Korunas, which is the currency in which payroll and some payable items are paid in the Czech Republic; Spanish Pesetas, which is the currency in which all aspects of the CDZ are conducted; and Euros, which have a locked exchange rate with German Marks, Austrian Schillings, and Spanish Pesetas.  Given the fact that several of the currencies in which the Company conducts business are tied to the Euro, the impact of exchange rate fluctuations can be measured comparing only the Euro to the United States Dollar (“USD”) rate of exchange and the Czech Koruna to the USD rate of exchange.

The actual 2000 and 1999 operating results in local currency for the Company’s European operations have been converted to USDs using the average exchange rates of each quarterly period, which are depicted in the following table.

Period	USD	Czech Koruna 2000	Czech Koruna 1999	Euro 2000	Euro 1999

January through March	$1.00	36.5027	33.5464	1.0132	.8919
April through June	$1.00	38.8697	35.5368	1.0708	.9458
July through September	$1.00	39.1083	34.7184	1.1045	.9542
October through December	$1.00	40.1016	35.0303	1.1506	.9638

The balance sheet totals of the Company’s foreign subsidiaries at December 31, 2000 were converted to USDs using the prevailing exchange rates at December 31, 2000, which are depicted in the following table.

As Of	USD	Czech Koruna	Euro
December 31, 2000	$1.00	37.6081	1.0615

The decline of the Euro and Czech Koruna to the USD in 2000 had a material affect on the Company’s results in 2000.  Exchange rate fluctuations reduced the Company’s total revenue in the year ended December 31, 2000 by $1.8 million.  This revenue reduction was largely offset by $1.7 million in reductions in expenses related to exchange rate variances.  The net effect of the strengthening of the USD on the Company’s Net Loss was $72,618 for the year, and equals the difference between the year 2000 results in local currency converted to USDs using the year 2000 quarterly rates of exchange between the local currencies and the USD and the year 2000 results in local currency converted to USDs using the year 1999 quarterly rates of exchange between the local currencies and the USD.

The weakening of the Euro against the USD in 2000 is further illustrated in the following table, which compares the month-by-month USD equivalents in Euros in 1999 and 2000 as well as the month-by-month percentage increase in the value of the US Dollar versus the Euro year over year.

MONTH	USD	Euro 1999	Euro 2000	USD Increase from '99 to '00
Jan	1.000	0.8749	1.0235	17%
Feb	1.000	0.9060	1.0290	14%
Mar	1.000	0.9316	1.0406	12%
Apr	1.000	0.9440	1.0969	16%
May	1.000	0.9563	1.0758	12%
Jun	1.000	0.9685	1.0512	9%
Jul	1.000	0.9338	1.0829	16%
Aug	1.000	0.9487	1.1196	18%
Sep	1.000	0.9389	1.1375	21%
Oct	1.000	0.9476	1.1892	25%
Nov	1.000	0.9916	1.1664	18%
Dec	1.000	0.9959	1.0620	7%

Results of Operations

The following discussion and analysis relates to the financial condition and results of operations of the Company for the year ended December 31, 2000 and comparison of those results to the year ended December 31, 1999 (“previous year” or “prior year”).

This information should be read in conjunction with the Company's Consolidated Financial Statements and notes appearing elsewhere herein. All amounts in the following discussions have been rounded to the nearest thousand except where indicated.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Results of Operations	For the Years Ended December 31,
	2000	1999
Revenue	$14,430	$12,294
Loss from continuing operations	(6,266)	(6,763)
Income from discontinued operations (1)		354
Net Loss	(6,266)	(6,409)
Earnings/(loss) per common share; basic and diluted	$(1.17)	$(1.78)
Weighted average common shares outstanding; basic and diluted	5,365,000	3,598,000

(1)         Discontinued operations consist of the Gold Coin and Toledo Palace.

Revenues

At $14.4 million, total revenue for the year ended December 31, 2000 improved by $2.1 million or 17.4% over total revenue for the year ended December 31, 1999.  The overall revenue improvement was the result of revenue growth derived from the Company’s newest casino in Znojmo, Czech Republic, which opened on December 22, 1999 as well as 20.3% revenue growth in Rozvadov and modest, 2.4% improvement of the revenues produced by CDZ.  In aggregate, this increase in revenue more than offset a 23.1% decline in revenue production of the Company’s largest casino, which is located in Ceska, Czech Republic, and reduction of revenues produced by the Management Company, which benefited from revenues of the now defunct Bishkek casino in 1999.  Further, the exchange rate variances discussed above served to reduce the total revenues of the Company by $1.8 million versus the total revenue that would have been achieved had the exchange rates in the year 2000 mirrored those of 1999.

Cost of Revenues

Cost of Revenues consists of the direct costs of operating the Czech Republic and Spain casinos, primarily in the areas of labor, security, and general office expenses.  Costs of revenues in 2000 were approximately $7.8 in the year ended December 31, 2000, which represents a decrease of $350,000 versus the year ended December 31, 1999.  In reality, the actual local currency Cost of Revenue expenditures of the foreign business units increased in the year ended December 31, 2000;  however, when these expenditures are translated into USDs using the prevailing exchange rates of 2000, the total decreases by $1.0 million.  While Cost of Revenue expenses decreased by 16.7% in Ceska due to reduced activity, Cost of Revenues from the new casino in Znojmo coupled with modest volume related increases in Rozvadov and CDZ resulted in a net increase in overall Cost of Revenue expenditures in local currency.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses were $6.2 million in 2000, which represents a 42.1% increase over 1999. This increase can be attributed to the addition of the casino in Znojmo, the SG&A costs of which were magnified in 2000 due to costs associated with the startup of the casino, the fact that $1.0 million in SG&A costs were allocated to discontinued operations in 1999, and, in offset to these influences, as above, fluctuation of the exchange rates served to decrease the year 2000 SG&A expenditures by $778,000 in comparison to 1999.

Depreciation and amortization, which consists, primarily, of amortization of assets acquired during 1998 and 1999, decreased from $2.8 million in 1999 to $2.6 million in 1999 due, primarily, to a $164,000 decrease in this expense for Resorts, which, as above, was, primarily, the result of the impact of exchange rate fluctuations.

Interest expense for the year ended December 31, 2000 was $4.0 million compared to $3.6 million for the year ended December 31, 1999. The increase is due, primarily, to twelve months of interest on the $3.0 million Indenture being incurred in 2000 versus approximately two and one half months of interest having been incurred on this debt in 1999.

Net Loss

The Company incurred a loss from continuing operations of approximately $6.3 million for the year ended December 31, 2000 as compared to $6.8 million in the year ended December 31, 1999, an improvement of 7.9%.

Business Units:

The Company's results in 2000 are derived from a full year of activity of the European operations and the Corporate Headquarters in New York.  The following table depicts the operating results by business unit based on actual exchange rates:

	Year Ended December 31
	2000	1999 (1)	Variance
	Ceska, Czech Republic
Total number of guests	62,232	57,566	4,666
Average "Drop per Head" (2)	$338	$386	$(48)
Total drop ($000) (3)	21,040	22,197	(1,157)
Win percentage (4)	18.2%	20.7%	(2.5)
Total revenue ($000)	4,732	6,156	(1,424)
Operating expenses ($000)	(3,003)	(3,882)	879
Management fees ($000) (5)	(890)	(808)	(82)
Income from operations exclusive of interest and depreciation and amortization ($000)	839	1,466	(627)
	Rozvadov, Czech Republic
Total number of guests	34,270	33,359	911
Average "Drop per Head" (2)	$269	$187	$81
Total drop ($000) (3)	9,202	6,241	2,961
Win percentage (4)	16.9%	19.8%	(2.9)
Total revenue ($000)	2,071	1,752	319
Operating expenses ($000)	(1,439)	(1,453)	14
Management fees ($000) (5)	(322)	(312)	(10)
Income (loss) from operations exclusive of interest and depreciation and amortization ($000)	310	(12)	322
	Znojmo, Czech Republic (6)
Total number of guests	53,634	3,900	49,734
Average "Drop per Head" (2)	$285	$320	$(35)
Total drop ($000) (3)	15,310	1,249	14,061
Win percentage (4)	16.2%	19.9%	(3.7)
Total revenue ($000)	3,654	342	3,313
Operating expenses ($000)	(3,027)	(228)	(2,800)
Management fees ($000) (5)	(595)	(96)	(499)
Income from operations exclusive of interest and depreciation and amortization ($000)	32	19	13
	Zaragoza, Spain
Total number of guests	23,729	24,219	(490)
Average "Drop per Head" (2)	$515	$610	$(95)
Total drop ($000) (3)	12,217	14,774	(2,557)
Win percentage (4)	23.4%	16.5%	6.9
Total revenue ($000)	3,970	3,877	93
Operating expenses ($000)	(4,784)	(5,574)	790
Management fees ($000) (5)	-	-	-
Loss from operations exclusive of interest and depreciation and amortization ($000)	(814)	(1,697)	883
	Management Company, New York
Total revenue ($000)	3	167	(164)
Eliminations ($000) (7)	613	1,303	(690)
Operating expenses ($000)	(2,340)	(2,666)	326
Management fees ($000) (5)	1,807	1,216	591
Income from operations exclusive of interest and depreciation and amortization ($000)	83	20	63
	Grand Total
Total number of guests	173,865	119,044	54,821
Average "Drop per Head" (2)	$332	$373	$(41)
Total drop ($000) (3)	57,769	44,461	13,308
Win percentage (4)	18.6%	19.2%	(0.6)
Total revenue ($000)	14,430	12,294	2,136
Operating expenses ($000)	(13,980)	(12,498)	(1,482)
Management fees ($000) (5)	0	0	0
Income (loss) from operations exclusive of interest and depreciation and amortization ($000)	450	(204)	654

(1)	Includes continuing operations only.
(2)	The per guest average dollar value of gaming chips purchased.
(3)	The total value of all gaming chips purchased.
(4)	The ratio of table game revenues to the value of all gaming chips purchased.
(5)	Eliminated In consolidation.
(6)	Operations commenced December, 1999.
(7)	Consists of gaming equipment leases and other business unit billbacks that are eliminated in consolidation.

Ceska, Czech Republic

The casino in Ceska, Czech Republic faced major challenges from rival casinos in 2000, and the declines in Drop per Head and total revenue reflect the effect of that competition.  In September 1999, a second casino opened in Folmava, which is the village that lies between Ceska and the German border, and in April 2000, two casinos opened in Germany, which, due to their location, operate in direct competition with the Company’s Ceska casino, whose clientele is predominantly German.  In response, the Company launched a series of aggressive marketing campaigns and promotions, which were designed to attract back former players who had migrated to the competition and to stimulate visitation from new players.  While efforts to increase awareness of the casino were successful, as evidenced by the 4,666 growth in attendance in the year ended December 31, 2000 versus the previous year, the casino experienced a marked deterioration of its Drop per Head, due to the fact that the attendance included a large number of novice players, who are typically low volume players.  As a result of this and the influence of the fluctuation of exchange rates, the Total Drop for the year ended December 31, 2000 decreased by $1.2 million versus the year ended December 31, 1999.  This decline, coupled with a Win percentage that was 2.5 percentage points lower in the year ended December 31, 2000 than the prior year, resulted in a year over year decline of $1.4 million in total revenue in 2000 versus 1999.  Further, the Win percentage in 2000 was negatively affected by some of the promotional programs that were introduced during the year in an effort to increase attendance.  For example, a three-for-one entrance promotion, which was implemented in July 2000, drove down the Win percentage through exclusion of these chips in calculation of the Win.  Under the terms of the promotion, visitors received the equivalent of three times the cost of entrance to the casino in non-negotiable playing chips.  The value of these chips was deducted from the casino’s Win each day, thereby reducing the Win percentage, which is a function of the Total Drop exclusive of the non-negotiable chips.  Due to the allocation of a portion of the region’s administrative costs to the new casino in Znojmo, the benefits of economies of scale, and the effect of exchange rate fluctuations, operating expenses in Ceska were reduced by $879,000 in the year ended December 31, 2000 versus total year 1999.  As a result, the impact of the $1.4 million revenue decline in the year ended December 31, 2000 versus the previous year was reduced by $800,000 at the Income from Operations Exclusive of Interest and Depreciation and Amortization level.

Rozvadov, Czech Republic

The casino in Rozvadov experienced gains in both attendance and Drop per Head in the year ended December 31, 2000 versus the year ended December 31, 1999.  Despite a 2.9 percentage point decline in Win percentage in the year ended December 31 2000 versus the prior year, which, as in Ceska, was partly due to the negative impact of several entrance promotions on the Win percentage, total revenue in the year ended December 31, 2000 improved by $319,000 versus the prior year, inclusive of the influence of the decline of European currencies against the USD.  Rozvadov’s improvement can, in part, be attributed to the addition of two gaming tables in 2000.  The tables were added due to overcrowded conditions, particularly on weekends, which the casino experienced on a regular basis.  While the attendance growth in 2000 versus the prior year might suggest a larger number of novice players in the mix, the additional tables allowed the casino’s higher volume players to produce more in peak periods.  Prior to the addition of these tables, regular customers sometimes had difficulty finding seats open at the casino’s tables on weekends due to the presence of many casual players.  Operating expenses in Rozvadov in the year ended December 31, 2000 were only slightly higher than the previous year, which resulted in a flow through to Income from Operations exclusive of Interest and Depreciation and Amortization of 92.6% of the revenue growth from the year ended December 31, 1999 to the year ended December 31, 2000 or $323,000 versus $349,000.

Znojmo, Czech Republic

The attendance of 53,634 at the Company’s newest casino in Znojmo, Czech Republic, which opened on December 22, 1999, exceeded expectations and was second to that of only Ceska in the year ended December 31, 2000.  Since its opening, business volume has grown steadily in Znojmo, and as of March 21, 2001, the casino has the highest attendance, Total Drop, and total revenue figures of any of the Company’s four casinos.  The Znojmo casino is located on the border between the Czech Republic and Austria and draws the majority of its clients from the northern suburbs of Vienna.  The casual and lively atmosphere of this American Old West theme casino sits in stark contrast to the formal ambience of the Viennese casinos and has proven to be a popular alternative for many Austrian gamblers.  Local competition to the Company’s Znojmo casino includes two casinos operated by Novomatic, the slot manufacturer, and one casino operated by Casinos Austria.  The Company’s casino has, based on observations with regard to the volume of business at these establishments, dramatically outperformed its local competitors due to, what management believes, is its superior location and the quality of its product, both in terms of physical plant and service.  Total revenue for the Znojmo casino in the year ended December 31, 2000 was approximately $3.7 million.  This total was negatively influenced by the 16.2 win percentage that was realized in the year ended December 31, 2000, which was the lowest of the Company’s four casinos and was due, primarily, to the inexperience of its dealers and staffing shortages in the first few months of operation.  In addition, the effect of the entrance charge policy of giving the equivalent of 300 Austrian schillings in non-negotiable playing chips in exchange for payment of the 250 Austrian Schilling entrance fee impacted the win percentage by more than two percentage points.  Znojmo’s Income from Operations Exclusive of Interest and Depreciation and Amortization was $31,000 in the year ended December 31, 2000.  This total, which represents .8% of the total revenue generated by the casino during the period, reflects the fact that a number of start-up expenses were incurred during the year, including, marketing costs related to the Grand Opening parties, which were held in January 2000, and non-capitalized construction related costs.

Znojmo opened with eleven gaming tables but has ample space to expand to twenty tables.  In light of crowded conditions experienced by the casino in peak periods, an additional five gaming tables were ordered in March 2001, and it is anticipated that these tables will be put into operation by early May 2001.  Further, the Company has prepared an extensive marketing campaign, which targets the residents of Vienna, and intends to implement this program in the fall of 2001.

Zaragoza, Spain

Fueled by an exceptionally high win percentage and despite a decrease in attendance and Drop per Head in the year ended December 31, 2000, CDZ experienced a 2.4% growth in total revenue versus the prior year.  This modest revenue growth, coupled with a $790,000 reduction in operating expenses, resulted in a $883,000 improvement of the Income from Operations Exclusive of Interest and Depreciation and Amortization in the year ended December 31, 2000 versus the previous year.  However, due to CDZ’s location, laws preventing direct advertising of the casino, its high operating and overhead costs, its limited number of guest rooms, and the poor condition of other parts of the facility, the casino continued to incur losses in the year ended December 31, 2000, and the Loss from Operations Exclusive of Interest and Depreciation and Amortization for the year, which was also positively influenced by exchange rate fluctuations, was $814,000.

 CDZ relies on the revenue produced by a core group of high volume players, and clearly, the revenue derived from this limited group is not sufficient to sustain the operation, even in a year like 2000, when the casino experienced a healthy 23.4 win percentage.  Any future success of CDZ is dependent upon its relocation to downtown Zaragoza.  In December 2000, the casino was granted a five year extension to its exclusive gaming license in Aragon province, and the Company continues to pursue relocation of the casino to the center of Zaragoza (See:  Item 1.  “Description of Business”.)  The status of the intended move to downtown Zaragoza is as follows.  An understanding has been reached with an agency of the provincial government, the DGA, to allow the casino to execute this move, subject to the issuance of a decree.  However, instead of issuing a decree, in February 2000, the DGA introduced a law, which was passed by the local parliament in June 2000, to allow the casino to relocate upon issuance of a formal approval by the DGA.  The Company has petitioned the DGA for permission to relocate the casino.  The Company believes that if it obtains the DGA’s approval and if it raises the necessary capital (anticipated to approximate $6.0 million) to facilitate the relocation of the casino, it will commence operations in its new location in January 2002.  In the meantime, the Company is moving forward with the design stages of the proposed downtown facility.

Liquidity and Capital Resources

The Company's working capital deficit, defined as current assets minus current liabilities, increased $4.2 million to a deficit of $8.2 million at December 31, 2000 from a working capital deficit at December 31, 1999 of $4.0 million.  The increase was due, primarily, to accrued but unpaid interest on the Senior Notes.

For the year ended December 31, 2000, the Company had net cash provided by continuing operations of $813,000.  This was primarily a result of a $6.3 million loss from continuing operations, $2.6 million of depreciation and amortization, $735,577 of non-cash interest related to the amortization of debt discount recorded in connection with the warrants issued with the March 1998 and October 1999 Private Placements and a $3,720,000 net increase in cash attributable to changes in operating assets and liabilities.  For the year ended December 31, 2000, net cash used in investing activities of $284,000 which was for the purchase of property and equipment.  For the year ended December 31, 2000, net cash used in financing activities of $156,000 included proceeds from a short-term obligation of $600,000, $426,000 of repayments of other short-term obligations and payments of $330,000 for deferred financing costs.

The Company has, from time to time, been in technical default of the Amended Indentures and is so as of December 31, 2000.  TWC relies upon the forbearance and waivers on the default of certain covenants from Value Partners, which represents a majority in interest of the holders of the Senior Notes. The Company has borrowed other amounts from Value Partners from time to time (some of which have been in technical default for which forbearance or waivers have been granted).  At December 31, 2000, Value Partners owned 66% of the Company's long-term debt and owned warrants to acquire 61.2% of the Company's issued and outstanding shares of Common Stock.  On February 23, 2001, Value Partners converted 5,657,452 of $0.01 warrants held by it.  With the exercise of those warrants, Value Partners holds a controlling 51.32% of the Company’s issued and outstanding Common Stock, which does not include 2,600,000 warrants it holds.

Interest payments under the terms of the Senior Notes were paid when due on March 17, 2000 and were partially paid when due on September 17, 2000.    In March 2001, the Company received waivers on all defaults (including the incurrence of additional indebtedness discussed in the next paragraphs) under the March 1998 Senior Notes and October 1999 Senior Notes.  These waivers shall be effective through the earlier of:  (i) Ten days subsequent to the receipt of any debt or equity financing collectively in excess of $5.0 million (the “Company’s contemplated financing”); or (ii) January 1, 2002.  If the Company’s contemplated financing has not occurred by July 2001, then as a further condition of waiver, the Company will commence monthly payments of $75,000 to be applied against the past due interest obligations.  Management’s plan to cure the current technical default of the Amended Indentures and to avoid future such occurrences includes the securing of additional financing, the proceeds from which would be used to implement some of the strategies discussed in the “Plan of Operations, to acquire new Business Units, and to provide the Company with additional working capital as well as the conversion of a portion of the existing bond debt to Common Stock.  Management has discussed the debt conversion issue with the Company’s majority holder of the Senior Notes and is optimistic that a minimum of $4.8 million of the Company’s $24.8 million Indenture debt plus the accrued interest on this debt will be converted to Common Stock before December 31, 2001.

In accordance with Spanish law, in order for a casino company to remain solvent it must have a minimum capitalization of approximately $1.1 million and such recapitalization required the approval of both the CDZ's Board of Directors (received in July 1998) and the Council of Ministers in Spain (received in October 1999).  The owner of the remaining 10% of CDZ declined to participate in the recapitalization and under Spanish law that 10% interest was diluted to zero once the recapitalization had been approved by the Council of Ministers, bringing the total TWC ownership to 99.92%, after TWC’s transfer of .08% ownership to its representatives for administrative purposes.

The Company estimates that approximately $5.0 million will be required to execute the CDZ casino relocation to downtown Zaragoza, assuming permission is received from the DGA for such move.

During the years ended December 31, 2000, 1999 and 1998, DGA granted the Company a deferral of approximately $1.8 million in taxes on gaming winnings accruing during 1997-1999.  Furthermore, in April 1999, the Company reached an agreement with the Spanish Social Security Authorities to defer approximately $1.2 million related to all debts generated in 1997 and the first quarter of 1998.

If the Company does not make its payments according to the receivership schedule and is unable to obtain further deferral from the Spanish Taxing Authorities, the debt would become immediately payable and revert to pre-receivership levels.  Management has indicated that, based on its discussions with Spanish Taxing Authorities, further deferral of payments until the casino opens in downtown Zaragoza is expected.

In March 2001, Value Partners, Ltd, the majority holder of the Senior Notes, granted TWC forbearance and waiver of restrictions regarding incurrence of additional indebtedness in order to enable TWC’s subsidiaries in the Czech Republic to secure an operating loan.  On March 20, 2001 said operating loan was secured in the amount of approximately $792,000 and is collateralized by the Company’s parcel of land in Folmava, Czech Republic and the casino and staff buildings in Rozvadov, Czech Republic.  Proceeds from the loan were used to pay the approximately $231,000 remaining balance of an existing operating loan in the Czech Republic and to pay approximately $561,000 in gaming taxes owed to the local authorities for the year ended December 31, 2000.  The loan, which has an 18-month term and bears interest at a rate of 6.9% per annum, will be repaid in monthly installments from April 20, 2001 through December 20, 2002.

Plan of Operations

TWC management will continue to develop marketing and operational strategies designed to increase attendance and revenues at its existing locations in the Czech Republic and Spain.

In 2000, the Company added one electro-mechanical roulette table to its Ceska casino and replaced four of its existing slot machines with newer-style slots. The Rozvadov casino was expanded by two gaming tables, leaving it with a total of nine tables currently in operation.  In Znojmo, fourteen existing slot machines were replaced with newer machines of a type that are generally preferred by the casino’s target Austrian clients. Orders have been placed for an additional five gaming tables for Znojmo, which will be put into operation sometime in late April or early May 2001.

Further, the Company has acquired land close to the German border near Ceska Kubice, at Folmava, Czech Republic and is considering building a casino to replace the existing facility. Management believes that the new location would be more accessible to its main target market in Germany and will result in improved attendance and play.  The Company is also studying a proposed project to develop a fourth casino in the Czech Republic.

TWC continues to petition the DGA of Aragon province in Spain to grant CDZ final permission to relocate its casino operation to the city center.  This approval is expected by the end of June 2001, and management anticipates that the new casino location will commence operations in January 2002.

Important Factors to Consider:

Accumulated Deficit; Operating Losses; Going Concern

On December 31, 2000, the Company had an accumulated deficit of approximately $36.6 million and a working capital deficit of $8.2 million. For the year ended December 31, 2000, the Company incurred a net loss of approximately $6.3 million. The ability of the Company to achieve profitability depends upon the successful operation of gaming establishments in the Czech Republic and Spain, their expansion and relocation, and the diversification of its operations to include other sources of revenue. There can be no assurance that the Company will achieve profitability as a result of these operations or otherwise. The Company's independent public accountants' have issued their report dated March 2, 2001 (except for Note 13, which is as of April 2, 2001) with an explanatory paragraph relating to the Company's ability to continue as a going concern.

Termination of Louisiana Operations in 1999; Need to Diversify

At this time, the Company has operations in the Czech Republic and Spain, but no gaming operations in the United States. The Company is currently seeking to develop or acquire interests in gaming operations and hotels at other locations; however, there can be no assurance that the Company will be able to develop or acquire such new operations in the future.

Taxation of Gaming Operations

Gaming operators are typically subject to significant taxes and fees in addition to federal and state corporate income taxes, and such taxes and fees are subject to increase at any time. Any material increase in these taxes or fees would adversely affect the results of operations of the Company. The Czech Republic currently has a number of laws related to various taxes imposed by governmental authorities. Applicable taxes include value added tax, corporate tax, charity tax, and payroll (social) taxes, together with others. In addition, laws related to these taxes have not been in force for significant periods, in contrast to more developed market economies; therefore, implementing regulations are often unclear or nonexistent. Accordingly, few precedents with regard to issues have been established. Often, differing opinions regarding legal interpretations exist both among and within government ministries and organizations, creating uncertainties and areas of conflict. Tax declarations, together with other legal compliance areas (for example, customs and currency control matters) are subject to review and investigation by a number of authorities, which are authorized by law to impose extremely severe fines, penalties and interest charges. These facts create tax risks in the Czech Republic substantially more significant than typically found in countries with more developed tax systems. Management believes that it has adequately provided for tax liabilities; however, the risk remains that relevant authorities in the Czech Republic and in Spain could take differing positions with regard to interpretive issues and the effect on amounts paid for taxes, fines, penalties, and interest could be significant.

Dependence upon Key Personnel

The Company's ability to successfully implement its strategy of expansion and diversification, manage the Czech and Spanish casinos, and maintain a competitive position will continue to depend, in large part, on the ability of Mr. Ramadan.  Prior to joining TWC, Mr. Ramadan served as Executive Vice President of Finance for the Ian Schrager Hotels and also held financial positions with Hyatt Hotels, Euro-Disney and Meridien Hotels.  The Company may also be highly dependent upon other key employees, casino managers and consultants whom the Company may retain from time to time. Although Mr. Ramadan has an employment agreement with the Company that continues for an additional year and includes the possibility for extensions, there can be no assurances that the Company will be able to continue to retain Mr. Ramadan or any of such other personnel.

Need for Additional Financing

The Company believes, although there can be no assurance, that existing cash, together with anticipated cash flows from operations, will be sufficient to satisfy its current obligations for the next twelve months.   The expected cash flow will not be sufficient to settle existing past due interest and other obligations.  Further, the Company will require additional capital for the relocation of the Ceska and CDZ casinos as well as the expansion of the casino near Znojmo and other growth opportunities. If such additional financing does not materialize, this would have a materially adverse effect on the financial condition and operations of the Company. The Company requires additional debt and/or equity financing for the acquisition of other businesses.  The Company's ability to obtain additional financing may be limited for a number of reasons, including the fact that because the Company is highly-leveraged, a substantial portion of the Company's assets are subject to liens, and the Company’s poor past performance. There can be no assurance that such financing will be available on terms favorable to the Company or at all.

Because the Company is highly leveraged, it is more vulnerable to extended economic downturns and reduces the Company's ability to respond to changing economic and industry conditions. This high leverage may adversely impact the holders of the Company's equity securities by impairing the Company's ability to obtain additional financing needed for working capital, capital expenditures, acquisitions or general corporate purposes.

Under the terms of the 12% Senior Secured Notes, any additional financing will require the consent of the existing holders of these Notes to subordinate the current debt to a new loan, the collateral for which would include assets of the Company that were pledged in conjunction with the issuance of the 12% Senior Secured Notes.

In 2000, after consultation with the Company’s majority holder of the Senior Notes, Mr. Ramadan began actively seeking potential sources of financing with the intent of using the proceeds of such financing to acquire one or more hotels and to provide the Company with additional working capital.  He was able to obtain a term sheet from a US-based venture capital firm, which stipulated that the firm would be willing to provide the Company with funding subject to payment of a reimbursable one percent Commitment Fee and $75,000, which would be used to pay the costs associated with completion of the potential lender’s “due diligence” work.  The Company submitted a request for $20.0 million financing, and on November 4, 2000, the Company completed payment of these fees.  Pursuant to this payment, the potential lender began its “due diligence” work.  The Company has provided the potential lender with appraisal reports for the existing and potential acquisition assets, which conform to USPAP guidelines, and management is optimistic that it will be successful in its efforts to secure funding from this source.

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

Licensing and Regulation

The Company's operations are subject to regulation by each local jurisdiction in which it operates or plans to operate business, as well as federal laws and the laws of any foreign country. Each of the Company's officers, and directors, and in certain instances, persons who have more than a 5% income or profit interest in, or who exercise significant influence over the activities of the Company, may be subject to strict scrutiny and approval from the gaming commission or other regulatory body of each jurisdiction in which the Company may conduct gaming operations.

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

Dilutive Effect of Warrants

In March 1998, in connection with the completion of the Private Placement, the Company issued warrants to purchase approximately 9.5 million shares of the Company's Common Stock. In addition, in connection with the restructuring of the Senior Notes, in March 1998 the Company issued approximately 3.2 million warrants to purchase the Company's Common Stock.  The Company also issued approximately 1.25 million warrants to purchase the Company’s Common Stock in connection with the October 1999 Private Placement.  The issuance of such securities will have a dilutive effect on any earnings that the Company might generate when the earnings are evaluated on a diluted basis. Together these warrants represented at December 31, 2000, 260% of the Company's issued and outstanding shares of Common Stock.  On February 23, 2001, Value Partners, the  majority holder of the Senior Notes, converted 5,657,452 of $0.01 warrants held by it, which reduces the total warrants outstanding to 8,210,075, which represents 74.5% of the 11,022,901 outstanding shares of  Common Stock.

Item 7. Financial Statements.

The following items are included in this Report:

Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT

Board of Directors
Trans World Corporation

We have audited the accompanying consolidated balance sheet of Trans World Corporation. (formerly Trans World Gaming Corp.) and Subsidiaries as of December 31, 2000, and the related consolidated statements of operations and comprehensive loss, stockholders' deficit and cash flows for the years ended December 31, 2000 and 1999.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  We did not audit the financial statements of a majority-owned subsidiary, which statements reflect total assets of approximately $1,746,000 as of December 31, 2000, and total revenues of approximately $3,905,000 and $3,877,000  for the years ended December 31, 2000 and 1999, respectively.  Those financial statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for the majority-owned subsidiary, is based solely on the reports of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trans World Corporation and Subsidiaries as of December 31, 2000, and the consolidated results of their operations and their cash flows for the years ended December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has suffered significant losses from operations and has a working capital deficit and a stockholders’ deficit at December 31, 2000.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Rothstein, Kass & Company, P.C.

Roseland, New Jersey
March 2, 2001, except for Note 13, which
 is as of April 2, 2001

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
December 31, 2000
(in thousands, except for per share data)

ASSETS

CURRENT ASSETS
Cash	$1,285
Other current assets	269
Total current assets	1,554
PROPERTY AND EQUIPMENT, net	4,724
OTHER ASSETS
Goodwill, less accumulated amortization of $5,949	8,409
Deposits and other assets	1,220
9,629
$15,907
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Short-term debt	$320
Accounts payable	940
Interest payable	3,203
Taxes payable to Spanish taxing authorities, current portion	3,113
Accrued expenses and other current liabilities	2,141
Total current liabilities	9,717
LONG-TERM LIABILITIES
Long-term debt	21,284
Other long-term liabilities	4,943
26,227
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value, 2,000 shares authorized,
none issued
Common stock $.001 par value, 50,000 shares authorized,
5,365 shares issued and outstanding	5
Additional paid-in capital	15,016
Accumulated other comprehensive income	1,508
Accumulated deficit	(36,566)
Total stockholders' deficit	(20,037)
$15,907

See accompanying notes to consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
Years Ended December 31, 2000 and 1999
(in thousands, except for per share data)

	2000	1999
REVENUES	$14,430	$12,294
COSTS AND EXPENSES
Cost of revenues	7,799	8,149
Depreciation and amortization	2,624	2,839
Selling, general and administrative	6,181	4,349
	16,604	15,337
LOSS FROM OPERATIONS	(2,174)	(3,043)
OTHER INCOME (EXPENSE)
Interest income	30	40
Interest expense	(4,007)	(3,601)
Foreign exchange loss	(115)	(217)
Other		58
	(4,092)	(3,720)
LOSS FROM CONTINUING OPERATIONS	(6,266)	(6,763)
DISCONTINUED OPERATIONS, income from operations of discontinued
truckstop segment		354
NET LOSS	$(6,266)	$(6,409)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, basic and diluted	5,365	3,598
INCOME (LOSS) PER COMMON SHARE, basic and diluted
From continuing operations	$(1.17)	$(1.88)
From discontinued operations		0.10
Net loss	$(1.17)	$(1.78)
COMPREHENSIVE LOSS

Net loss	$(6,266)	$(6,409)
Other comprehensive income, foreign currency
translation adjustment	473	923
Comprehensive loss	$(5,793)	$(5,486)

See accompanying notes to consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
Years Ended December 31, 2000 and 1999
(in thousands, except for per share data)

				Accumulated Other Comprehensive Income
			Additional Paid-in Capital			Total Stockholders' Deficit
	Common Stock				Accumulated Deficit
	Shares	Amount
Balances, January 1, 1998	3,364	$3	$14,373	$112	$(23,891)	$(9,403)
Issuance of warrants			625			625
Exercise of warrants	2,001	2	18			20
Foreign currency translation adjustment				923		923
Net loss					(6,409)	(6,409)
Balances, December 31, 1998	5,365	5	15,016	1,035	(30,300)	(14,244)
Foreign currency translation adjustment				473		473
Net loss					(6,266)	(6,266)
Balances, December 31, 1999	5,365	$5	$15,016	$1,508	$(36,566)	$(20,037)

See accompanying notes to consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2000 and 1999
(in thousands, except for per share data)

	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,266)	$(6,409)
Less income from discontinued operations		354
Loss from continuing operations	(6,266)	(6,763)
Adjustments to reconcile loss from continuing operations
to net cash provided by (used in) continuing operations:
Depreciation and amortization	2,624	2,839
Noncash interest	735	542
Increase (decrease) in cash attributable to changes
in operating assets and liabilities:
Other current assets	527	(145)
Other assets	7	(85)
Accounts payable, accrued expenses and other liabilities	3,186	2,369
Net cash provided by (used in) continuing operations	813	(1,243)
Net cash provided by discontinued operations		379
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	813	(864)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(284)	(2,422)
Payment for deposit		(34)
Proceeds from the sale of property of discontinued operations		379
NET CASH USED IN INVESTING ACTIVITIES	(284)	(2,077)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term debt	600	450
Payments of short-term debt	(426)	(1,360)
Payments of deferred financing costs	(330)
Proceeds from long-term debt		3,000
Proceeds from exercise of warrants		20
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(156)	2,110
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(22)	(190)
NET INCREASE (DECREASE) IN CASH	351	(1,021)
CASH
Beginning of year	934	1,955
End of year	$1,285	$934

See accompanying notes to consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
Years Ended December 31, 2000 and 1999
(in thousands, except for per share data)

	2000	1999
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION,
cash paid during the year for:
Interest	$2,078	$2,515
Income taxes, foreign	$15	$162
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
FINANCING ACTIVITIES
Issuance of stock warrants with debt	$-	$625
Note payable forgiven in connection with sale of subsidiary	$-	$206

See accompanying notes to consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data)

NOTE 1 -          Nature of Business and Going Concern Consideration

Overview

Trans World Corporation (formerly Trans World Gaming Corp.) and Subsidiaries (collectively the "Company"), a Nevada corporation, is primarily engaged in the gaming business in the Czech Republic and Spain.   Its United States gaming operations ceased as of June 30, 1999 (see Note 12).

Gaming Operations - Czech Republic

The Company owns and operates two casinos in the western Czech Republic, close to the border of the German State of Bavaria.  The larger casino, located in Ceska Kubice, currently has sixteen gaming tables and fifty slot machines. The smaller casino, located in Rozvadov, currently has nine gaming tables and thirty slot machines.  Additionally, the Company owns and operates a casino in the southern Czech Republic, close to the border of Austria.  This newly-opened casino, located in Hate (near Znojmo), currently has eleven gaming tables and forty-two slot machines.

Gaming Operations - Spain

The Company has a majority interest in a company, Casino de Zaragoza, S.A. ("CDZ"), that owns the license to operate the only casino in the Spanish province of Aragon.  The casino, with nine gaming tables and twenty-four slot machines, is currently situated fifteen miles outside of Zaragoza.  As part of the terms of the April 1998 acquisition of CDZ, the Company negotiated an agreement with the local representatives of  an agency of the provincial government, the Diputacion General de Aragon ("DGA") to allow the casino to relocate from its present position to the center of downtown Zaragoza, subject to a decree.  However, instead of a decree, in February 2000, the DGA introduced a law, which will allow the casino to relocate upon issuance of formal approval by the DGA.  This law was passed by the local parliament in June 2000 and the Company has petitioned the DGA for permission to relocate the casino.  The Company anticipates that the DGA will grant CDZ permission to relocate by June 2001, and assuming that this estimated timeframe proves to be accurate, the Company expects that it will commence operations in its new location in January 2002.  In the meantime, the Company is moving forward with the design stages of the proposed downtown facility.  In the event the Company is not granted permission to relocate, it would likely discontinue its Spanish operations.

Discontinued Gaming Operations - United States

Until March 1998, the Company’s only gaming operations were two video poker parlors (“Gold Coin” and “Toledo Palace”) situated at truck stops in Louisiana. The Company’s video poker operations in Louisiana were managed by Chrysolith, LLC (“Chrysolith”), a Louisiana-licensed video gaming operator in which the Company owned 49% of its Class B membership units.

As a result of parish (county) votes to eliminate video poker in the parishes in Louisiana where the Company’s video poker operations are located, the Company ceased  its video poker operations on June 30, 1999.

NOTE 1 -          Nature of Business and Going Concern Consideration (Continued)

Going Concern Consideration

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company has suffered significant losses from operations and has a working capital deficit of $8,163 and a stockholders’ deficit of $20,037 as of December 31, 2000.  Furthermore,the Company is highly leveraged with debt and was unable to meet its September 2000 and March 2001 interest payments in full (see Note 4). These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management’s plan includes the securing of additional financing, the proceeds from which would be used to (i) pay past due interest obligations (discussed above); (ii) provide the Company with additional working capital to implement marketing and operational strategies designed to increase attendance and revenues at its existing locations in the Czech Republic and Spain and (iii) acquire additional business units.  Moreover, management has discussed the potential conversion of a portion of the Company's existing debt with the majority bondholder and is optimistic that a minimum of $4,800 of the Company’s $24,800 in total debt will be converted to equity before December 31, 2001.

In the Czech Republic, the Company has acquired land close to the German border near Ceska Kubice and is considering building a casino to replace the existing facility. Management believes that the new location would be more accessible to its main target market in Germany and would result in improved attendance and play.  The Company is also studying a proposed project to develop a fourth casino in the southwestern Czech Republic.  In Spain, the Company continues to petition the DGA of Aragon province in Spain to grant CDZ final permission to relocate its casino operation to the city center.  This approval is expected by the end of June 2001, and management anticipates that the new casino location will commence operations in January 2002.

Further, management's plans include an expansion/diversification strategy to counter the affects of seasonality on the Company's cash flows. The goals of the growth strategy are to expand and diversify the Company's portfolio of operations by adding hotels to the mix of business.

There can be no assurances that management’s plans, as discussed in the preceding paragraphs, will be realized.

NOTE 2 -          Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

Cash - Cash consists of cash in banks and on hand.  The Company maintains its bank accounts at several financial institutions which, at times, may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits.  In addition, the Company’s foreign cash, aggregating $1,260 at December 31, 2000, is not insured by the FDIC.  The Company has not incurred any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Property and Equipment - Property and equipment is stated at cost less accumulated depreciation and amortization.  The Company provides for depreciation and amortization using the straight-line method over the following estimated useful lives:
Asset	Estimated Useful Life

Building and improvements	45 years
Gaming equipment	4-12 years
Furniture, fixtures and other equipment	3-8 years

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

The Company complies with Statement of Financial Accounting Standards (“SFAS”) 128, “Earnings Per Share”, which requires dual presentation of basic and diluted earnings per share.  Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the year.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Since the effect of outstanding warrants and options is antidilutive, they have been excluded from the Company's computation of loss per common share.

NOTE 2 -          Summary of Significant Accounting Policies (Continued)

Income Taxes - The Company complies with SFAS 109, “Accounting for Income Taxes”, which requires an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Casino Revenue - Casino revenue is the net win from gaming activities, which is the difference between gaming wagers less the amount paid out to patrons, plus revenue generated from ancillary services.

Promotional Allowances - Promotional allowances primarily consist of food and beverages furnished gratuitously to customers.  For the years ended December 31, 2000 and 1999, revenues do not include the retail amount of food and beverage of $395 and $128, respectively, provided gratuitously to customers.  The cost of these items of  $365 and $55, respectively, is included in cost of revenues.

Fair Value of Financial Instruments - The fair values of the Company’s assets and liabilities which qualify as financial instruments under SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” approximate their carrying amounts presented in the consolidated balance sheet at December 31, 2000.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Impairment of Long-Lived Assets - The Company periodically reviews the carrying value of its long-lived assets in relation to historical results, as well as management’s best estimate of future trends, events and overall business climate.  If such reviews indicate that the carrying value of such assets may not be recoverable, the Company would then estimate the future cash flows (undiscounted and without interest charges).  If such future cash flows are insufficient to recover the carrying amount of the assets, then impairment is triggered and the carrying value of any impaired assets would then be reduced to fair value.

Reclassifications - Certain prior year amounts have been reclassified to conform to the 2000 presentation.

Debt issuance costs - Cost incurred in connection with certain of the Company’s debt financing were deferred and amortized on a straight-line basis over the term of the related debt.  Amortization of debt issuance costs were $145 for the year ended December 31, 1999.

NOTE 3 -          Property and Equipment

At December 31, 2000, property and equipment consists of the following:
Land	$1,105
Building and improvements	877
Gaming equipment	1,699
Furniture, fixtures and other equipment	2,256
Construction in progress	288

6,225
Less accumulated depreciation and amortization	(1,501)

$4,724

NOTE 4 -          Long-Term Debt

At December 31, 2000, long-term debt consists of the following:
12% Senior Secured Promissory Notes (a) (d)	$17,000
12% Secured Senior Bonds (b)	4,800
12% Senior Secured Note (c) (d)	3,000
24,800
Less unamortized debt discount	(3,516)
$21,284

(a)	In March 1998, the Company borrowed $17,000 ($9,000 from Value Partners, Ltd. – "Value Partners") in a private placement (“March 1998 Private Placement”). The loan is represented by 12% Senior Secured Notes (“March 1998 Senior Notes”) issued pursuant to indentures by and among the Company and an independent indenture trustee. The March 1998 Senior Notes, which are due March 2005, require mandatory prepayments based upon excess cash flows generated from the Company's Czech subsidiary, 21st Century Resorts a.s. ("Resorts"). The March 1998 Senior Notes are collateralized by substantially all of Resort’s gaming equipment and a majority interest in the capital stock of all of the Company’s subsidiaries (except CDZ). In addition to the March 1998 Senior Notes, each investor received a proportionate share of warrants to purchase 7,087 shares of the Company’s common stock.

Of the $17,000 principal amount of notes and warrants issued in the March 1998 Private Placement, the Company allocated approximately $4,700 as the estimated value of the warrants issued with the notes. This amount is being amortized as additional interest expense with a corresponding increase to notes payable over the lives of the respective notes using the effective interest method until such notes are repaid. At December 31, 2000, approximately $1,683 has been amortized and the remaining balance of approximately $3,017 at December 31, 2000 is reflected as a reduction of notes payable.

(b)	As a condition to the March 1998 Private Placement, the Company was required to renegotiate the terms and conditions of the 12% Secured Senior Bonds (“Senior Bonds”) originally due June 30, 1999. In March 1998, the Company and the holders of the Senior Bonds agreed to amend such indebtedness as follows: (i) the principal and interest obligations was to be paid only from excess cash flow generated from the terminated Louisiana operations and Bishkek operations; (ii) the maturity date was extended to December 31, 2005; (iii) the ability to convert the Senior Bonds into the Company’s common stock was terminated; (iv) the holders of the Senior Bonds received Series A warrants and Series B warrants. Value Partners hold $3,000 of the Senior Bonds. The Senior Bonds were collateralized by all of the Company’s Louisiana assets.

(c)	In October 1999, the Company borrowed $3,000 ($2,700 from Value Partners) in a private placement ("October 1999 Private Placement"). The loan is represented by 12% Senior Secured Notes ("October 1999 Senior Notes") issued pursuant to indentures by and among the Company and an independent indenture trustee. The October 1999 Senior Notes, which are due March 2005, require mandatory prepayments based upon excess cash flows generated from Resorts. The October 1999 Senior notes are collateralized by primarily all of Resort's gaming equipment and a majority interest in the capital stock of all of the Company's subsidiaries (except CDZ). In addition to the October 1999 Senior Notes, each investor received a proportionate share of warrants to purchase 1,251 shares of the Company's common stock (see Note 10).

Of the $3,000 principal amount of notes and warrants issued in the October 1999 Private Placement, the Company allocated approximately $625 as the estimated value of the warrants issued with the notes. This amount is being amortized as additional interest expense with a corresponding increase to notes payable over the lives of the respective notes using the effective interest method until such notes are repaid. At December 31, 2000, approximately $126 has been amortized and the remaining balance of approximately $499 at December 31, 2000 is reflected as a reduction of notes payable.

(d)	The Company was not in compliance with certain covenants (nonpayment of interest -see Note 1) of its long-term debt obligations. In March 2001, the Company received waivers on the defaults from the holder of the majority in interest of those debt instruments (Value Partners) (see Note 13).

NOTE 5 -          Accrued Expenses and Other Current Liabilities

At December 31, 2000, accrued expenses and other current liabilities consists of the following:
Accrued Czech gaming and charity taxes	$1,067
Other	1,074

$2,141

NOTE 6 -          Commitments and Contingencies

Lease Obligations - The Company is obligated under operating leases relative to its various facilities expiring through 2010.

Future aggregate minimum annual rental payments under all of these leases for the next five years are as follows:
Year ending December 31,
2001	$410
2002	380
2003	382
2004	382
2005	331

Rent expense under these leases amounted to approximately $465 and $120 for the years ended December 31, 2000 and 1999, respectively.

Employment Agreements - The Company has entered into employment agreements with certain of its executives, which provide for annual compensation plus, in most cases, participation in future benefit programs and stock options plans.  Future annual compensation under these employment agreements is as follows:
Year ending December 31,
2001	$774
2002	311
2003	158

$1,243

Consulting Agreements - The Company has entered into consulting agreements in Czech Republic until 2005.  Future annual payments under these consulting contracts are $62 for the year ended December 31, 2001 and $27 for each of the next four years ending thereafter.

Foreign activities - During the years ended December 31, 2000 and 1999, a substantial amount of the Company’s operations were outside of the United States (see Note 11).  Operating internationally involves additional risks relating to such things as currency exchange rates, different legal and regulatory environments, political and economic risks relating to the stability or predictability of foreign governments, differences in the manner in which different cultures do business, difficulties in staffing and managing foreign operations, differences in financial reporting, operating difficulties, different types of criminal threats and other factors.  The occurrence of any of these risks, if severe enough, could have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

Collective agreement - The Company has yet to sign the collective agreement with its Spanish workforce for the years 1994 through 2000.  In the opinion of the Company's management, the resolution of this matter will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

Litigation (former President and Chief Operating Officer) - On October 6, 2000, the Company’s former President and Chief Operating Officer ("former President") commenced an action against the Company in the United States District Court for the Southern District of New York.  The former President seeks to recover for alleged wrongful conduct in connection with his separation of employment from the Company.  The former President has amended his complaint twice, most recently on January 26, 2001 to interpose a Second Amended Complaint.  In the Second Amended Complaint, the former President alleges claims for (1) $1,153 for breach of an employment contract, (2) $93 for breach of an oral contract, (3) equitable and monetary damages in an unspecified amount based on a derivative stockholder’s suit/breach of fiduciary duty, (4) monetary damages in an unspecified amount for conversion, (5) monetary damages in an unspecified amount for fraud, and (6) indemnification in an unspecified amount.

On February 23, 2001, the Company answered denying the material allegations of the former President’s claims, as well as asserting several counterclaims.  The Company believes it has meritorious defenses to the former President’s claims and intends to defend against them vigorously.  Discovery has not yet begun and there have been no other motions or proceedings in the case.  Accordingly, no provision for liability to the Company that may result upon adjudication has been made in the accompanying consolidated financial statements.

Other litigation - The Company is involved in certain legal actions that arose in the normal course of business.  In the opinion of the Company’s management, the resolution of these matters will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

Temporary receivership - On January 25, 1997 (prior to the Company’s acquisition of CDZ), the directors of CDZ filed an application in Court of First Instance number 11 of Zaragoza to declare CDZ in temporary receivership.  Temporary receivership was granted on June 23, 1997.

On April 17, 1998 (the date of the Company’s acquisition of CDZ), CDZ signed a composition with creditors, most notably the DGA, the Spanish Social Security Authorities and the City Council of Alfajarin (“Spanish Taxing Authorities” – see Note 8), which set the terms of payment to the Spanish Taxing Authorities and other creditors for debts existing as of January 25, 1997. The composition with the Spanish Taxing Authorities and other creditors resulted in a debt reduction of approximately $1,743.  This reduction was accounted for as a reduction of goodwill.

During the years ended December 31, 2000 and 1999, DGA granted the Company a deferral of approximately $1,784 in taxes on gaming winnings accruing during 1997-2000.  Furthermore, in April 1999, the Company reached an agreement with the Spanish Social Security Authorities to defer approximately $1,211 related to all debts generated in 1997 and the first quarter of 1998.

At December 31, 2000, taxes payable to Spanish Taxing Authorities consists of the following:
Gaming tax	$5,215
Property tax	802
Social security	1,341
Other	586

7,944
Less current portion	(3,113)

Long-term portion	$4,831

Future aggregate payments to the Spanish Taxing Authorities are due as follows:
Year ending December 31,
2001	$3,113
2002	777
2003	437
2004	735
2005	1,070
Thereafter (through 2009)	1,812

$7,944

If the Company does not make its payments according to the schedule and is unable to obtain further deferral from the Spanish Taxing Authorities, the debt would become immediately payable and revert to pre receivership levels. Management has indicated that, based on its discussions with Spanish Taxing Authorities, further deferral of payments will be granted to such time that the Company commences operations in its contemplated new location in downtown Zaragoza.

Spain – Minimum Capital and Other Requirements- In accordance with Spanish law, in order for a casino company to remain solvent, and avoid compulsory dissolution, it must maintain a minimum capital level (two hundred million pesetas) as defined by Revised Spanish Corporation Law and Aragon’s Gaming Law. (see Note 13)  Further, CDZ’s shareholders must compensate for accumulated losses.  In connection with the second requirement and the Company’s expectation of the DGA’s permission to relocate (see Note 1), the Company will inject capital to CDZ to facilitate the move and construction of the newly located Spanish casino and effectively, sufficiently compensate for accumulated losses.  In the event the Company is not granted permission to relocate, it would likely discontinue its Spanish operations.

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

NOTE 7 -          Stockholders’ Deficit

In October 1999, in connection with the issuance of certain debt instruments (see Note 4), the Company has allocated $625 as the estimated value of the warrants issued with the debt instruments.  Upon surrender of a warrant, the holder is entitled to purchase one share of the Company’s common stock for $.01.  The warrants expire on various dates through March 31, 2008.

During 1999, certain Series C and Series E warrant holders exercised warrants to purchase 2,001 shares of the Company's common stock.

NOTE 8 -          Other Balance Sheet Items

Other Current Assets - Included in other current assets at December 31, 2000 is accounts receivable originating from Spanish operations of $87, lease prepayments of $109 and other items aggregating $73.

Deposits and Other Assets - Included in deposits and other assets at December 31, 2000 is approximately $612 in restricted deposits relating to Czech license bond requirements, $330 in deferred financing costs and other items aggregating $278.

Short-term Debt - At December 31, 2000, short-term debt primarily consisted of a working capital loan payable in installments through September 2001.  The debt, which was collateralized by the Company's casino in Rozvadov and guaranteed by Resorts, bore interest at approximately 10% and was subject to certain covenants (see Note 13).

Other Long-term Liabilities - Included in other long-term liabilities at December 31, 2000 are taxes payable to Spanish Taxing Authorities of $4,831 (see Note 6) and other items aggregating $112.

NOTE 9 -          Income Taxes

At December 31, 2000, the Company had U.S. and foreign net operating loss carryforwards of approximately $20,412 and $10,907, respectively, available to offset certain future taxes payable.  These net operating loss carryforwards resulted in an estimated $7,961 and $3,817 of U.S. and foreign, respectively, deferred tax assets at December 31, 2000.  A full valuation allowance has been established for these deferred tax assets since their realization is considered unlikely.  Further, a change in the ownership of a majority of the fair market value of the Company's common stock could delay or limit the utilization of existing U.S. net operating loss carryforwards.  The U.S. net operating loss carryforwards expire between 2009 and 2020.  The foreign net operating loss carryforwards expire between 2002 and 2010.

The following table presents the U. S. and foreign components of pretax loss from continuing operations before income taxes for the years ended December 31, 2000 and 1999:
	2000	1999

U.S.	$(7,699)	$(4,976)
Foreign	1,433	(1,787)

	$(6,266)	$(6,763)

The following table presents the principal reasons for the differences between the effective tax rate and the U.S. federal statutory income tax rate for the years ended December 31, 2000 and 1999:
	2000	1999

U.S federal statutory income tax rate	(34%)	(34%)
Effect of nondeductibility of goodwill
amortization and impairment	10	10
Effect of net operating loss carryforwards
and valuation allowances, net	24	29
Other		(5)
	-%	-%

NOTE 10 -       Warrants and Stock Options

Warrants

In connection with the October 1999 Private Placement (see Note 4), the Company issued Series G Warrants to purchase 1,251 shares of the Company's common stock with an exercise price of $.01 per share expiring March 31, 2008.

For the years ended December 31, 2000 and 1999, warrant activity is as follows:
Price Per Share	Balances, January 1, 1999	Granted1999	Exercised 1999	Expired 1999	Balances, December 31, 1999 and 2000 (a)

$13.50	151			(151)
11.55	151			(151)
8.50	1,511			(1,511)
1.50	3,200				3,200
1.00	960				960
0.59	250				250
0.50	221			(221)
0.01	9,598	1,251	(2,001)		8,848
	16,042	1,251	(2,001)	(2,034)	13,258

(a)   – There was no warrant activity during the year ended December 31, 2000.

All warrants outstanding at December 31, 2000 are exercisable.

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

During 1999, in light of diminishing shares remaining available for grant to non-employee directors, the Company's Board of Directors approved the 1999 Non-Employee Director Stock Option Plan (the "1999 Plan"), which was amended in July 2000.  Under the 1999 Plan, an aggregate of 250 shares of the Company's common stock were reserved for issuance pursuant to options issued pursuant to the 1999 Plan.  The 1999 Plan provides for an automatic grant of an option to purchase 2 shares of common stock to non-employee directors on a quarterly basis through the second quarter of 2000 and 2.5 shares of common stock on a quarterly basis thereafter.  Under the 1999 Plan, the exercise price shall equal the fair market value of the Company's common stock on the date of grant.  Options issued under the 1999 Plan shall be immediately exercisable over ten years.

The activity in the stock option plans is as follows:
	Options	Range	Average

Balance outstanding,
January 1, 1999	639	$0.24-9.00	$0.93

Granted	131	0.24-0.83	0.50

Balance outstanding,
December 31, 1999	770	0.24-9.00	0.86

Granted	227	0.17-0.55	0.35

Balance outstanding,
December 31, 2000	997	$0.17-9.00	$0.74

Exercisable,
December 31, 2000	997	$0.17-9.00	$0.74

There were no options exercised during 2000 or 1999.  The option price per share was equal to or above the market value of the underlying stock on the date of grant.  Options generally expire between five and ten years after the date of grant or earlier upon termination as defined in the plans.

The Company complies with the disclosure-only provisions of SFAS 123, “Accounting for Stock-Based Compensation”.

The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans and, accordingly, no compensation cost has been recognized because stock options granted under the plans were at exercise prices which were equal to or above the market value of the underlying stock at date of grant.  Had compensation expenses been determined as provided by SFAS 123 using the Black-Scholes option-pricing model, the pro forma effect on the Company’s net loss and per share amounts would have been:
	2000	1999
Net loss
As reported	$(6,266)	$(6,409)
Pro forma	(6,337)	(6,469)

Loss per common share,
basic and diluted
As reported	$(1.17)	$(1.78)
Pro forma	(1.18)	(1.80)

The fair value of each option grant is calculated using the following weighted average assumptions:
	2000	1999

Expected life (years)	5	5
Risk-free rate	6%	5%
Volatility	140%	154%
Dividend yield	0%	0%

NOTE 11 -       Information Concerning Geographic Areas

During the years ended December 31, 2000 and 1999, the Company operated principally in three geographic areas:  the Czech Republic, Spain and the United States.  The following table presents information about the Company by geographic area.  There were no material amounts of sales or transfers among geographic areas.
	Czech Republic	Spain	United States	Other	Eliminations	Consolidated
2000
Revenues	$10,458	$3,905	$2,083	$105	$(2,121)	$14,430
Long-lived assets	9,055	3,850	3	225		13,133

1999
Revenues	$8,250	$3,877	$5,549	$167	$(2,519)	$15,324
Long-lived assets	10,475	4,711	9	346		15,541

NOTE 12 -       Discontinued Operations

The Company's United States gaming operations ceased as of June 30, 1999.  Summary operating results of discontinued operations for the year ended December 31, 1999 is as follows:
Revenues	$3,030

Costs and expenses
Cost of revenues	1,506
Depreciation and amortization	145
Selling general and administrative	1,025
2,676
Income from operations	$354

NOTE 13-        Subsequent Events

In February 2001, Value Partners exercised warrants to purchase 5,657 shares of the Company's common stock at $0.01 per share.

In March 2001, the Company received waivers on all defaults (including the incurrence of additional indebtedness discussed in the next paragraph) under the March 1998 Senior Notes and October 1999 Senior Notes through the earlier of:  (i) Ten days subsequent to the receipt of any debt or equity financing collectively in excess of $5,000 (the “Company’s contemplated financing”); or (ii) January 1, 2002.  If the Company’s contemplated financing has not occurred by July 2001, then as a further condition of waiver, the Company will commence monthly payments of $75 to be applied against the past due interest obligations.

In March 2001, the Company executed an approximate $792 Czech bank note payable in monthly payments through December 2002.  The note bears interest at approximately 7% per annum and is collateralized by certain Czech property.  The proceeds of this note were primarily used to retire a certain short-term obligation and pay Czech gaming taxes.

In April 2001, the Company satisfied its Spanish subsidiaries’ minimum capital requirement.

REPORT OF INDEPENDENT AUDITORS

Board of Directors
Casino de Zaragoza, S.A.

We have audited the consolidated balance sheet of CASINO DE ZARAGOZA, S.A. AND SUBSIDIARIES as of December 31, 2000, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended (not presented separately herein). These financial statements are the responsibility of Casino de Zaragoza, S.A.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Casino de Zaragoza, S.A. and Subsidiaries as of December 31, 2000, and the consolidated results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 7, the Company suffered significant losses from operations and has a working capital deficit and a stockholders’ deficit at December 31, 2000, that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 7. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

/S/ ERNST & YOUNG

Represented by:
Juan Pedro Gómez Quiroga

Zaragoza, Spain
March 30, 2001

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the Exchange Act.

The following table provides information as of March 12, 2001 with respect to each of the Company's directors and each Executive Officer:

Name	Age	Position in the Company	Director or Executive Since
Rami S. Ramadan	51	CEO, CFO, President and Director	1999
Julio E. Heurtematte, Jr.(1)	65	Director	1998
Malcolm M.B. Sterrett(1)	58	Director	1998
Geoffrey B. Baker (1,2)	52	Director	1999

(1)	Member of Audit Committee and Compensation Committee.
(2)	Mr. Baker, who was appointed to a fill a vacancy on the Board of Directors on December 22, 1998, resigned from his position on May 13, 1999 and rejoined the Board on August 4, 1999.

             Rami S. Ramadan  has served as CEO/CFO since July 12, 1999 and President since August 2000. His most recent prior position had been Executive Vice President of Finance for the Ian Schrager Hotels from November 1997 to July 1999. Prior to that, Mr. Ramadan held senior financial positions with Hyatt Hotels from January 1994 to November 1997, Euro Disney from October 1990 to December 1993 and Meridien Hotels from September 1975 to September 1990.

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

Information about the Board and its Committees:

The Company’s Board of Directors manages the business and affairs of the Company. Meetings of the Board are held quarterly and on an as-needed basis. The Board has established several committees, described below, which also meet on an as-required basis during the year. The Board held seven meetings during the Company's fiscal year ended December 31, 2000. No director of the Company attended fewer than 75% of the total number of meetings of the Board or meetings of committees of the Board during the year ended December 31, 2000.

The Board of Directors has established the following committees:

Audit Committee

The Audit Committee reviews and approves internal accounting controls, internal audit operations and activities, the Company's annual report and audited financial statements, the selection of the Company's independent auditors, the activities and recommendations of the Company's independent auditors, material changes in the Company's accounting procedures, the Company's policies regarding conflicts of interest and such other matters as may be delegated by the Board. The Audit Committee, composed of Messrs. Baker, Heurtematte and Sterrett, all non-employee directors, met once in 2000.

Compensation Committee

The Compensation Committee sets the compensation for executive officers of the Company and sets the terms of grants of awards under the Company's 1993 Incentive Stock Option Plan (the "1993 Plan"), the Company's 1998 Stock Option Plan (the "1998 Plan"), the 1999 Non-Employee Director Stock Option Plan and any other equity-based compensation plans adopted by the Company. The Compensation Committee, composed of Messrs. Baker, Heurtematte and Sterrett,  met once in 2000.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's officers, directors and persons who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”) and the National Association of Securities Dealers, Inc. by certain dates. The Company’s directors and executive officers did not satisfy these filing requirements for the fiscal year ended December 31, 2000.  The directors and executive officers are in the process of preparing these reports to be filed with the SEC.  On February 23, 2001, Value Partners, the Company’s majority bondholder, converted 5,657,452 of $0.01 warrants held by it, which leaves Value Partners with a controlling 51.32% of the Company’s issued and outstanding Common Stock, based on its report of ownership filed with the SEC and forwarded to the Company.  The Company knows of no other person who owns 10% or more of the Company's Common Stock.

Item 10.            Executive Compensation.

Summary of Cash and Certain Other Compensation:

The following table sets forth the cash and non-cash compensation paid or earned during the fiscal years ending December 31, 2000, 1999, and 1998 by the Chief Executive Officer(s) and Chief Financial Officer of the Company (the "Named Officers") during those periods.

Summary Compensation Table
						Long Term Compensation
	Year	Salary	Bonus	Other Annual Compensation	Stock Options (5)	All Other Compensation (6)
Rami Ramadan(1)	2000	$300,000	--	--	100,000	$5,450
President, Chief Executive Officer and Chief Financial Officer	1999	150,000	--	--	100,000	2,200

Andrew Tottenham(2)	2000	99,959	--	--	--	--
Former President and Chief	1999	195,000	--	--	--	--
Operating Officer	1998	180,000	--	--	25,000	9,000

Stanley Kohlenberg(3)	2000	--	--	2,000	--	--
Former President and Chief	1999	180,000	--	--	--	--
Executive Officer	1998	43,750	--	--	25,000	42,500

Dominick J. Valenzano(4)	2000	12,308	--	--	--	--
Former Chief Financial	1999	120,000	--	--	--	--
Officer	1998	120,000	--	--	25,000	4,300

(1)	Mr. Ramadan joined the Company as its CEO and CFO, July 12, 1999. He was elected the Company’s President in August 2000.
(2)	Mr. Tottenham was elected President and CEO of the Company as of January 1, 1997 and became President and COO on September 16, 1998. Mr. Tottenham’s employment was terminated on June 16, 2000 (See: Item 3. “Legal Proceedings”.)

(3)	Mr. Kohlenberg served as President and CEO of the Company from March 6, 1996 to December 31, 1996 and again from September 16, 1998 to June 30, 1999, the date of his resignation. Under the terms of a severance agreement dated May 23, 1999, Mr. Kohlenberg received six months salary and participated in the Company's health plan for that period.

(4)	Mr. Valenzano resigned from the Company on August 5, 1999. Under the terms of a severance agreement, executed on August 5, 1999, Mr. Valenzano received six months salary and participated in the Company's health plan for six months following such termination.

(5)	Amounts shown represent the number of qualified stock options granted each year. With the exception of Mr. Valenzano’s options, which have expired, options listed are exercisable; the option price per share was equal to or above the market value of the underlying stock on the date of grant.

(6)	The amounts shown represent the cost of a leased automobile provided to Messrs. Tottenham, Valenzano and Ramadan by the Company for each year indicated and represent a consulting fee paid to Mr. Kohlenberg under the terms of a Consulting Agreement which terminated on September 15, 1998.

Option Grants and Exercises

The following table summarizes certain information concerning individual grants of options during fiscal 2000 to the executive officers named in the Summary Compensation Table above and the potential realizable value of the options held by such persons at December 31, 2000.

Options Granted in Fiscal 2000
Individual Grants

	Shares of Common Stock Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year	Exercise of Base Price ($/SH)	Expiration Date

Rami S. Ramadan	100,000	50%	$0.55	07/12/05

No options were exercised by the executive officers named in the Summary Compensation Table during fiscal 2000.

The following table summarizes the option values held by the executive officers named in the Summary Compensation Table as of December 31, 2000.

Aggregate Option Exercises in Fiscal 2000 and
Fiscal 2000 Year-End Option Value Table

		Number of Unexercised Options At December 31, 2000		Value of Unexercised in the Money Options at December 31, 2000
Name	Shares of Acquired on Exercise	Exercisable	Unexercisable	Exercisable	Unexercisable

Rami S. Ramadan		200,000	0	0	0

Andrew Tottenham		127,000	0	0	0

Directors’ Compensation

As of July 2000, non-employee directors receive a cash retainer fee of $2,500 per quarter, plus $1,000 per Board meeting and $750 per Committee meeting.  All members of the Board are reimbursed for out-of-pocket expenses in connection with attending Board meetings. Pursuant to the 1999 Non-Employee Director Stock Option Plan adopted at the 1999 Annual Meeting and amended by the Board in July 2000, each non-employee director is provided with an automatic grant of a non-qualified option to purchase 2,500 shares of Common Stock on the date following each fiscal quarter in which the director serves. Each such option (i) has a ten-year term, (ii) has an exercise price per share equal to 100% of the fair market value of one share of Common Stock on the date of grant, and (iii) becomes fully exercisable on the date of grant.

Employment/Severance Agreements

Rami S. Ramadan. Effective July 12, 1999, the Company entered into a three year employment agreement with Mr. Ramadan pursuant to which he will serve as the Company's CEO and CFO at an annual salary of $300,000. Mr. Ramadan is eligible to participate in the 1998 Plan, Executive Compensation Plan and any present or future employee benefit plans. He also will be reimbursed for reasonable travel and out-of-pocket expenses necessarily incurred in the performance of his duties. Mr. Ramadan will also receive three separate equal annual installments of options to acquire the Company's Common Stock, each of which shall have a five-year term commencing upon the date on which each installment is granted. Upon commencement of the employment agreement, Mr. Ramadan received 100,000 options exercisable at $0.50 per share; upon commencement of the second year of the employment agreement an additional 100,000 options exercisable at $0.55 per share were granted; and upon commencement of the third year of the employment agreement, the final installment of 100,000 options exercisable at $0.61 per share will be granted. Upon commencement of the second and third year of the employment agreement, the exercise price for all unexercised options granted in the preceding year will be increased to the current year's exercise price up to $0.61. In the event the employment agreement is terminated other than for cause, as defined in the agreement, within six months of the commencement date, the Company shall pay to Mr. Ramadan one year's salary in a lump sum within 30 days of the notice of termination. If the agreement is terminated other than for cause at anytime after six (6) months following commencement of the employment agreement, Mr. Ramadan will receive two years' salary.

Andrew Tottenham. Effective as of January 1, 1997, the Company entered into a five-year employment agreement with Mr. Tottenham pursuant to which he served as the Company's President and Chief Operating Officer until his employment was terminated on June 16, 2000.  (See Item 3. “Legal Proceedings”.)

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

Item 11.   Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information regarding the beneficial ownership of the Common Stock as of March 12, 2001, unless otherwise noted, (a) by each shareholder who is known by the Company to own beneficially more than 5.0% of the outstanding Common Stock, (b) by each director, (c) by each executive officer named in the Summary Compensation Table below, excluding Mr. Tottenham whose employment was terminated June 16, 2000, and by all executive officers and directors as a group. Unless otherwise noted, each of the shareholders listed in the table or included within a group listed in the table possesses sole voting and investment power with respect to the shares indicated subject to community property laws where applicable. The business address for each director and officer of the Company is 545 Fifth Avenue, Suite 940, New York, New York 10017.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned (1)	Percentage of Ownership (1)

Value Partners, Ltd.	8,257,452 (2)	60.6%
Anasazi Partners Limited Partnership	1,135,667 (3)	9.6%
Ravich Children Permanent Trust	1,250,727 (4)	11.3%
C.P. Baker & Co., Ltd.	3,332,537 (5)	24.2%
U.S. Bancorp.	681,647 (6)	11.2%
Andrew Tottenham	1,205,500 (7)	10.7%
Rami S. Ramadan	200,000 (8)	1.8%
Julio E. Heurtematte	61,691 (9)	*
Malcolm M.B. Sterrett	61,691(10)	*
Geoffrey B. Baker	57,691(11)	*
All directors and the executive officer as a group (4 persons)	442,764(12)	3.6%
* Less than 1%.

(1)	The percentage of outstanding shares is based on 11,022,901 shares outstanding as of March 12, 2001 (the “Calculation Date”) and, for certain individuals and entities, on reports filed with the SEC or on information provided directly to the Company by such individuals or entities. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the Calculation Date upon the exercise of options or warrants. Each beneficial owner’s percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) are exercisable within 60 days from the date of the Voting Record Date have been exercised. Included are shares of Common Stock issuable upon the exercise of options or warrants to purchase the Company’s Common Stock.

(2)	Value Partners, Ltd. is a Texas limited partnership, whose business address is 4514 Cole Avenue, Suite 808, Dallas, Texas 75205. Includes warrants to purchase: 600,000 shares of Common Stock at an exercise price of $1.00, expiring December 31, 2005; and 2,000,000 shares of Common Stock at an exercise price of $1.50 per share, expiring December 31, 2005.

(3)	Anasazi Partners, Ltd. is a Massachusetts limited partnership whose business address is 120 Boylston Street, Suite 800, Boston, Massachusetts 02116. Includes warrants to purchase 200,000 shares of Common Stock at an exercise price of $1.00 per share, expiring December 31, 2005 (of these warrants, 50,000 were acquired from New Generation, Ltd. in 1999); and 666,667 shares of Common Stock at an exercise price of $1.50 per share, expiring December 31, 2005).

(4)	The business address for the Ravich Children’s Permanent Trust is 8730 Wilshire Blvd., Beverly Hills, California 90021.
(5)	The business address for C.P. Baker & Co. is 120 Boylston Street, Suite 800, Boston, Massachusetts 02116. Includes: 599,000 shares of Common Stock of which Mr. Christopher P. Baker, President of C.P. Baker & Co., is the record holder; 10,000 shares of stock of which C.P. Baker & Company, Ltd., an affiliate of Mr. Baker, holds of record; warrants to purchase 1,856,870 shares of Common Stock at an exercise price of $0.01, expiring June 30, 2002, that may be exercised by Mr. Baker and/or his affiliates, C. P. Baker & Company, Ltd. and C. P. Baker Venture Fund I; warrants to purchase 200,000 shares of Common Stock at an exercise price of $1.00, expiring December 31, 2005, that may be exercised by Anasazi Partners, also an affiliate of C.P. Baker & Co.; and warrants to purchase 666,667 shares of Common Stock at an exercise price of $1.50, expiring December 31, 2005, that may be exercised by Anasazi Partners. See also note (3) above.

(6)	The business address for U.S. Bancorp. is 11766 Wilshire Boulevard, Suite 870, Los Angeles, California 90025. Represents warrants to purchase 681,647 shares of Common Stock at an exercise price of $.01 per share, expiring March 31, 2008, which were acquired from Credit Suisse First Boston Management Corporation in October 1999.

(7)	Includes 623,500 shares of Common Stock (240,000 shares were issued to Mr. Tottenham upon conversion of the Tottenham Notes on December 31, 1998) and 1,000 shares and 1,000 shares subject to non-qualified options granted to Andrew Tottenham under the 1993 Plan on October 2, 1996 and on December 31, 1996, respectively, and 100,000 shares and 25,000 shares subject to incentive options granted to Mr. Tottenham on December 31, 1997 and December 31, 1998 respectively, all of which fully vested on the dates of grant. Also includes 187,500 shares subject to immediately exercisable warrants, which were granted to Mr. Tottenham on January 1, 1997. Also includes 205,000 shares of Common Stock owned by Robin Tottenham (80,000 shares were issued to Mrs. Tottenham upon conversion of the Tottenham Notes on December 31, 1998), the wife of Mr. Tottenham and the daughter of Stanley Kohlenberg, a former officer and director of the Company, and 62,500 shares subject to immediately exercisable warrants that were granted to Mrs. Tottenham on January 1, 1997. Does not include shares owned by Stanley Kohlenberg, Mr. Tottenham’s father-in-law, as to which beneficial ownership is disclaimed.

(8)	Consists of shares subject to incentive options granted to Mr. Ramadan on July 12, 1999 and 2000, all of which were fully vested on the date of grant.

(9)	Includes warrants to purchase 41,691 shares of Common Stock at an exercise price of $.01 per share expiring March 31, 2008; 1,000 shares of Common Stock subject to non-qualified options granted to Mr. Heurtematte under the 1998 Plan at the end of each calendar quarter ended June 30, 1998 through December 31, 1998 and 2,000 shares of Common Stock subject to non-qualified options granted under the 1999 Director Plan at the end of each calendar quarter ended March 31, 1999 through June 30, 2000, and 2,500 shares of Common Stock subject to non-qualified options granted under the 1999 Director Plan at the end of each calendar quarter ended September 30, 2000 through December 31, 2000, all of which were fully vested on the dates of grant.

(10)	Includes warrants to purchase 41,691 shares of Common Stock at an exercise price of $.01 per share expiring March 31, 2008; 1,000 shares of Common Stock subject to non-qualified options granted to Mr. Sterrett under the 1998 Plan at the end of each calendar quarter ended June 30, 1998 through December 31, 1998 and 2,000 shares of Common Stock, subject to non-qualified options, granted under the 1999 Director Plan at the end of each calendar quarter ended since March 31, 1999 through June 30, 2000, and 2,500 shares of Common Stock subject to non-qualified options granted under the 1999 Director Plan at the end of each calendar quarter ended September 30, 2000 through December 31, 2000, all of which were fully vested on the dates of grant.

(11)	Includes warrants to purchase 41,691 shares of Common Stock at an exercise price of $.01 per share expiring March 31, 2008; 1,000 shares of Common Stock subject to non-qualified options granted to Mr. Baker under the 1993 Plan at December 31, 1998, 2,000 shares of Common Stock, subject to non-qualified options, granted under the 1999 Director Plan for the calendar quarter ended March 31, 1999 and 2,000 shares of Common Stock subject to non-qualified options granted under the 1999 Director Plan at the end of each quarter ended since September 31, 1999 through June 30, 2000, and 2,500 shares of Common Stock subject to non-qualified options granted under the 1999 Director Plan at the end of each calendar quarter ended September 30, 2000 through December 31, 2000, all of which were fully vested on the dates of grant.

(12)	See Notes (8), (9), (10) and (11) above.

Item 12.                Certain Relationships and Related Transactions.

On March 31, 1998, the Company, with the assistance of Libra, acting as placement agent, borrowed $17.0 million from fourteen investors in the Private Placement. The loan is represented by the Senior Notes issued pursuant to the Indentures by and among TWC, TWGI, TFC and USTCT. The Indentures were amended on October 29, 1998 in connection with the restructuring of the Company's ownership of Resorts as a result of the change in the Czech gaming law, which restricted foreign ownership of Czech casinos. The Amended Indentures, however, did not alter the underlying basis of the Senior Notes. The Senior Notes require mandatory prepayments based upon excess cash flow generated by TWGI from the operation of the Czech casinos acquired in the Resorts acquisition and bear interest at the rate of 12% per annum. The proceeds of the Senior Notes were used to pay the net acquisition costs of, and improvements to, Resorts totaling $12.6 million, to repay the First Amended Loan Agreement in the amount of $1.3 million, to cover costs and expenses of $1.4 million relating to the Private Placement and to provide working capital of $1.7 million.  Interest payments under the terms of the Senior Notes were paid when due on March 17, 2000 and were partially paid when due on September 17, 2000.   In March 2001, the Company received waivers on all defaults (including the incurrence of additional indebtedness discussed in the next paragraphs) under the March 1998 Senior Notes and October 1999 Senior Notes.  These waivers shall be effective through the earlier of:  (i) Ten days subsequent to the receipt of any debt or equity financing collectively in excess of $5.0 million (the “Company’s contemplated financing”); or (ii) January 1, 2002.  If the Company’s contemplated financing has not occurred by July 2001, then as a further condition of waiver, the Company will commence monthly payments of $75,000 to be applied against the past due interest obligations.On October 15, 1999, the Company borrowed $3.0 million ($2.7 million from Value Partners) in the October 1999 Private Placement.  The loan is represented by the October 1999 Senior Notes issued pursuant to indentures by and among the Company and an independent indenture trustee.  The October 1999 Senior Notes, which are due March 2005, require mandatory prepayments based on excess cash flow generated from Resorts.  The October 1999 Senior Notes are collateralized, primarily by all of Resort’s gaming equipment and a majority interest in the capital stock of all of the Company’s subsidiaries (except CDZ).  In addition to the October 1999 Senior Notes, each investor received a proportionate share of warrants to purchase 1,251,000 shares of the Company’s Common Stock.

The proceeds of the October 1999 Senior Notes were used to retire a $1.0 million short-term debt obligation related to the acquisition of the CDZ casino, to make an interest payment of approximately $250,000 on said debt, and to finance the equipment, working capital, and pre-opening costs associated with the opening of a third casino in the Czech Republic on land that had been previously purchased.  That casino, located near Znojmo, opened on December 22, 1999.

The Company has, from time to time, been in technical default of the Amended Indentures and has relied upon the forbearance and waivers from a majority interest of the holders of the Senior Notes. Value Partners represents a majority in interest of the holders of the Senior Notes. The Company has borrowed other amounts from Value Partners from time to time (some of which have been in technical default for which forbearance or waivers have been granted) and may seek to borrow additional funds or obtain equity investments from Value Partners in the future. At December 31, 2000, Value Partners owned 66% of the Company's long-term debt and owned warrants to acquire 61.2% of the Company's issued and outstanding shares of outstanding Common Stock.  On February 23, 2001, Value Partners converted 5,657,452 of $0.01 warrants held by it.  With the exercise of those warrants, Value Partners holds a controlling 51.32% of the Company’s issued and outstanding Common Stock, which does not include the 2,600,000 warrants it also holds.

Item 13.   Exhibits and Reports on Form 8-K.

(a)         Exhibits

             Reference is made to the Exhibit Index hereinafter contained.

A copy of any exhibits listed or referred to herein will be furnished at a reasonable cost to any person who was a shareholder of the Company as of April 2, 2001, upon written request from any such person. Requests should be sent to: Rami S. Ramadan, Chief Executive Officer, Trans World Corporation, 545 Fifth Avenue, Suite 940, New York, New York 10017.

(b)         Reports on Form 8-K

During the last quarter of the year ended December 31, 2000, the Company did not file a Periodic Report on Form 8-K with the SEC.

TRANS WORLD CORPORATION
EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-KSB/A
FOR THE YEAR ENDED DECEMBER 31, 2000

Item No	Item	Method of Filing

2	Deed of Sale of Shares Authenticated Mr. Jose Maria Badia Gasco, Notary of Zaragoza, dated April 17, 1998	Incorporated by reference to Exhibit 2 contained in the Form 8-K/A file don July 2, 1998 (File No. 0-25244)

3.1(a) 3.1(b)	Articles of Incorporation Certificate of Amendment to Articles of Incorporation	Incorporated by reference to Exhibit 3.1 contained in the registration statement on Form SB-2 (File No. 33-85446-A). Filed herewith

3.2	Bylaws	Incorporated by reference to Exhibit 3.2 contained in the registration statement on Form SB-2 (File No. 33-85446-A).

4.1	Specimen Common Stock Certificate	Incorporated by reference to Exhibit 4.1 contained in the registration statement on Form SB-2 (File No. 33-85446-A).

4.2	Specimen Redeemable Common Stock Purchase Warrant	Incorporated by reference to Exhibit 4.2 contained in the registration statement on Form SB-2 (File No. 33-85446-A).

4.3	Form of Warrant Agreement	Incorporated by reference to Exhibit 4.3 contained in the registration statement on Form SB-2 (File No. 33-85446-A).

4.4	Confidential Private Placement Memorandum dated June 17, 1996	Incorporated by reference to Exhibit 4.4 contained in Form 10-KSB for the fiscal year ended December 31, 1996. (File No. 0-25244)

4.5	Supplement No. 1 dated January 14, 1997 to Confidential Private Placement Memorandum dated June 17, 1996	Incorporated by reference to Exhibit 4.5 contained in Form 10-KSB for the fiscal year ended December 31, 1996. (File No. 0-25244)

4.6	Indenture dated as of November 1, 1996 between the Company and Trans World Gaming of Louisiana, Inc., as Issuer, and U.S. Trust Company of Texas, N.A., as Trustee	Incorporated by reference to Exhibit 4.6 contained in Form 10-KSB for the fiscal year ended December 31, 1996. (File No. 0-25244)

4.7	Form of 12% Secured Convertible Senior Bond due June 30, 1999	Incorporated by reference to Exhibit 4.7 contained in Form 10-KSB for the fiscal year ended December 31, 1996. (File No. 0-25244)

4.8	Form of Warrant to Purchase Common Stock dated July 1, 1996	Incorporated by reference to Exhibit 4.8 contained in Form 10-KSB for the fiscal year ended December 31, 1996. (File No. 0-25244)

4.9	Form of Warrant for Purchase of Shares of Common Stock dated January 1, 1997	Incorporated by reference to Exhibit 4.9 contained in Form 10-KSB for the fiscal year ended December 31, 1996. (File No. 0-25244)

4.10	Form of Non-Negotiable Promissory Note dated January 1, 1997	Incorporated by reference to Exhibit 4.10 contained in Form 10-KSB for the fiscal year ended December 31, 1996. (File No. 0-25244)

4.11	First Amended Senior Secured Promissory Note dated December 19, 1997	Incorporated by reference to Exhibit 4.11 contained in Form 10-KSB for the fiscal year ended December 31, 1997 filed on March 30, 1998. (File No. 0-25244)

4.12	Form of Warrant for Purchase of Shares of Common Stock dated January 15, 1998	Incorporated by reference to Exhibit 4.12 contained in Form 10-KSB for the fiscal year ended December 31, 1997 filed on March 30, 1998. (File No. 0-25244)

4.13	Lenders Waiver and Option Agreement dated March 9, 1998	Incorporated by reference to Exhibit 4.13 contained in Form 10-KSB for the fiscal year ended December 31, 1997 filed on March 30, 1998. (File No. 0-25244)

4.14	Indenture dated March 31, 1998 among the Company, TWC International U.S. Corporation, TWC Finance Corp. and U.S. Trust Company of Texas, N.A.	Incorporated by reference to Exhibit 4(I) contained in the Form 8-K filed on April 14, 1998 (File No. 0-25244)

4.15	Series C Warrant to Purchase Common Stock dated March 31, 1998	Incorporated by reference to Exhibit 4(II) contained in the Form 8-K filed on April 14, 1998 (File No. 0-25244)

4.16	Indenture dated March 31, 1998 between TWC International U.S. Corporation and U.S. Trust Company of Texas, N.A.	Incorporated by reference to Exhibit 4(III) contained in the Form 8-K filed on April 14, 1998 (File No. 0-25244)

4.17	Consent to Amend Indenture, Bonds and Warrants dated March 25, 1998 by and between the Company, Trans World Gaming of Louisiana, Inc., U.S. Trust Company of Texas, N.A., and certain individuals	Incorporated by reference to Exhibit 4(IV) contained in the Form 8-K filed on April 14, 1998 (File No. 0-25244)
4.18 4.19	First Amended Indenture dated March 31, 1998 among the Company, TWGLa and U.S. Trust Company of Texas, N.A.

First Amended Indenture dated March 31,1998 among the Company, TWGLa and U.S. Trust Company of Texas, N.A.	Incorporated by reference to Exhibit 4(V) contained in the Form 8-K filed on April 14, 1998 (File No. 0-25244)

Incorporated by reference to Exhibit 4(V) contained in the Form 8-K filed on April 14, 1998 (File No. 0-25244)

4.20	Series A Warrant to Purchase Common Stock dated March 31, 1998	Incorporated by reference to Exhibit 4(VI) contained in the Form 8-K filed on April 14, 1998 (File No. 0-25244)

4.21	Series B Warrant to Purchase Common Stock dated March 31, 1998	Incorporated by reference to Exhibit 4(VII) contained in the Form 8-K filed on April 14, 1998 (File No. 0-25244)

4.22	Agreement to Amend Warrants dated March 31, 1998 among the Company and the named Holders	Incorporated by reference to Exhibit 4(VIII) contained in the Form 8-K filed on April 14, 1998 (File No. 0-25244)

10.1	Agreement for Exchange of Shares dated July 12, 1994,between the Company and the shareholders of Lee Young Enterprises, Inc.	Incorporated by reference to Exhibit 10.1 contained in the registration statement on Form SB-2 (File No. 33-85446-A).

10.2	Asset Purchase Agreement dated as of September 21,1994, between the Company and Prime Properties, Inc.	Incorporated by reference to Exhibit 10.2 contained in the registration statement on Form SB-2 (File No. 33-85446-A).

10.3	Agreement of Sale dated as of September 21, 1994, between the Company and Prime Properties, Inc.	Incorporated by reference to Exhibit 10.3 contained in the registration statement on Form SB-2 (File No. 33-85446-A).

10.4	Form of Lease between Prime Properties, Inc. and the Company.	Incorporated by reference to Exhibit 10.4 contained in the registration statement on Form SB-2 (File No. 33-85446-A).

10.5	Agreement dated September 21, 1994, among Chrysolith, LLC, Prime Properties, Inc., Monarch Casinos, Inc. of Louisiana, and the Company.	Incorporated by reference to Exhibit 10.5 contained in the registration statement on Form SB-2 (File No. 33-85446-A).

10.6	Asset Purchase Agreement dated September 21, 1994, between Chrysolith L.L.C. and Monarch	Incorporated by reference to Exhibit 10.6 contained in the registration statement on Form SB-2 (File No. 33-85446-A).

10.7	Lease (with option) dated May 10, 1994 among Lula Miller, Inc., Charles A. Jones III and Kelly McCoy Jones, as Lessor, and Monarch, as Lessee.	Incorporated by reference to Exhibit 10.7 contained in the registration statement on Form SB-2 (File No. 33-85446-A).

10.8	Offer to Purchase dated October 4, 1994, among Trans World Gaming of Louisiana, Inc., Monarch, Lula Miller, Inc., Charles A. Jones III and Kelly McCoy Jones.	Incorporated by reference to Exhibit 10.8 contained in the registration statement on Form SB-2 (File No. 33-85446-A).

10.9	Memorandum of Agreement dated March 18, 1994, between the Company and Yves Gouhier and Camille Costard to acquire shares of Casino Cherbourg S.A., as amended (English translation, except amendment is in French.)	Incorporated by reference to Exhibit 10.9 contained in the registration statement on Form SB-2 (File No. 33-85446-A).

10.10	Shareholder Agreement dated April 7, 1994, between the Company and Michael A. Edwards, as the shareholders of Monarch	Incorporated by reference to Exhibit 10.10 contained in the registration statement on Form SB-2 (File No. 33-85446-A).

10.11	Employment Agreement dated March 6, 1996 between the Company and Stanley Kohlenberg	Incorporated by reference to Exhibit 10.11 contained in the Form 10-KSB for the fiscal year ended December 31, 1995 (File No. 0-25244).

10.12	Employment Agreement between the Company and Dominick J. Valenzano	Incorporated by reference to Exhibit 10.12 contained in the registration statement on Form SB-2 (File No. 33-85446-A).

10.13	1993 Incentive Stock Option Plan	Incorporated by reference to Exhibit 10.13 contained in the registration statement on Form SB-2 (File No. 33-85446-A).

10.14	Form of 4 1/2% Bridge Note	Incorporated by reference to Exhibit 10.14 contained in the registration statement on Form SB-2 (File No. 33-85446-A).

10.15	Form of 10% Secured Bridge	Incorporated by reference to Exhibit 10.15 contained in the registration statement on Form SB-2 (File No. 33-85446-A).

10.16	Collateral Mortgage relating to the Woodlands Travel Plaza.	Incorporated by reference to Exhibit 10.16 contained in the registration statement on Form SB-2 (File No. 33-85446-A).

10.17	Operating Agreement dated as of December 22, 1994 between the Company and Chrysolith relating to the Gold Coin.	Incorporated by reference to Exhibit 10.17 contained in the Form 10-KSB for the fiscal year ended December 31, 1994 (File No. 0-25244).

10.18	Note in principal amount $75,000 payable by Monarch (and assumed by the Company).	Incorporated by reference to Exhibit 10.18 contained in the Form 10-KSB for the fiscal year ended December 31, 1994 (File No. 0-25244).

10.19	Lease Agreement dated May 1, 1993 between National Auto/Truck Stops, Inc. and Prime Properties with respect to the 76 Plaza	Incorporated by reference to Exhibit 10.19 contained in the Form 10-KSB for the fiscal year ended December 31, 1995 (File No. 0-25244).

10.20	Agreement and General Release dated as of March 6, 1996 between the Company and R. K. Merkey.	Incorporated by reference to Exhibit 10.20 contained in the Form 10-KSB for the fiscal year ended December 31, 1995 (File No. 0-25244).

10.21	Forbearance Agreement dated January 19, 1996 between the Company and Chrysolith	Incorporated by reference to Exhibit 10.21 contained in the Form 10-KSB for the fiscal year ended December 31, 1995 (File No. 0-25244).

10.22	Letter Agreement dated January 30, 1996 between the Company and Chrysolith regarding forbearance payments	Incorporated by reference to Exhibit 10.22 contained in the Form 10-KSB for the fiscal year ended December 31, 1995 (File No. 0-25244).

10.23	Consulting Agreement dated January 1, 1997 between the Company and Stanley Kohlenberg	Incorporated by reference to Exhibit 10.23 contained in the Form 10-KSB for the fiscal year ended December 31, 1996 (File No. 0-25244).

10.24	Employment Agreement dated December 26, 1996 between the Company and Andrew Tottenham	Incorporated by reference to Exhibit 10.24 contains in Form 10-KSB for the fiscal year ended December 31, 1996 (File No. 0-25244).

10.25	Employment Agreement date February 1, 1997 between the Company and Christopher Moore	Incorporated by reference to Exhibit 10.25 contained in Form 10-KSB for the fiscal year ended December 31, 1996 (File No. 0-25244).

10.26	Cancellation Agreement dated as of October 3, 1996 between the Company and Mid-City Associates	Incorporated by reference to Exhibit 10.26 contained in the Form 10-KSB for the fiscal year ended December 31, 1996 (File No. 0-25244).

10.27	Agreement of Lease dated as of October 2, 1996 between the Company and Mid-City Associates	Incorporated by reference to Exhibit 10.27 contained in the Form 10-KSB for the fiscal year ended December 31, 1996 (File No. 0-25244).

10.28	Stock Purchase Agreement dated as of January 1, 1997 among the Company, Andrew Tottenham and Robin Tottenham	Incorporated by reference to Exhibit 10.28 contained in the Form 10-KSB for the fiscal year ended December 31, 1996 (File No. 0-25244).

10.29	Employment Agreement dated April 15, 1997 between the Company and James Hardman	Incorporated by reference to Exhibit 10.29 contained in Form 10-KSB for the fiscal year ended December 31, 1997 filed on March 30, 1998. (File No. 0-25244)

10.30	Stock Purchase Agreement dated as of January 20, 1998 between the Company and 21st Century Resorts	Incorporated by reference to Exhibit 10.30 contained in Form 10-KSB for the fiscal year ended December 31, 1997 filed on March 31, 1998. (File No. 0-25244)

10.31	Form of the Subscription Agreement for the Private Placement	Incorporated by reference to Exhibit 10.31 contained in Form 10-KSB for the fiscal year ended December 31, 1997 filed on March 31, 1998. (File No. 0-5244)

10.32	Escrow Agreement dated March 17, 1998 among the Company, TWC Finance Corp., TWC International U.S. Corporation as Issuer and U.S. Trust Company of Texas, N.A., as Trustee	Incorporated by reference to Exhibit 10.32 contained in Form 10-KSB for the fiscal year ended December 31, 1997 filed on March 30, 1998. (File No. 0-25244)

10.33	Consulting Agreement between Chrysolith, L.L.C. and Lee Young dated January 1, 1997	Incorporated by reference to Exhibit 10 contained in the Form 10-QSB for the quarter ended June 30, 1996 filed on August 14, 1996 (File No. 0-25244)

10.34	Purchase Agreement dated as of April 15, 1997 among the Company, James R. Hardman, Jr. and Multiple Application Tracking System	Incorporated by reference to Exhibit 10.34 contained in the Form 10-Q for the quarter ended March 31, 1997, filed on May 9, 1997 (File No. 0-25244)
10.35	License Agreement dated as of April 15, 1997 between the Company and James R. Hardman, Jr.	Incorporated by reference to Exhibit 10.35 contained in the Form 10-Q for the quarter ended March 31, 1997, filed on May 9, 1997 (File No. 0-25244)

10.36	Loan Agreement dated June 11, 1997 between the Company and Value Partners	Incorporated by reference to Exhibit 10.36 contained in the Form 8-K filed on June 17, 1997 (File No. 0-25244)

10.37	$350,000 Senior Promissory Note dated June 11, 1997	Incorporated by reference to Exhibit 10.37 contained in the Form 8-K filed on June 17, 1997 (File No. 0-25244)

10.38	Joint Activity Agreement dated March 31, 1997 between Mr. Mahmud Avdiyev and Tottenham & Co., d/b/a Art Marketing Ltd.	Incorporated by reference to Exhibit 10.38 contained in the Form 8-K filed on June 17, 1997 (File No. 0-25244)

10.39	Loan Agreement dated October 27, 1997, between Value Partners, and the Company	Incorporated by reference to Exhibit 10.39 contained in the Form 10-QSB for the quarter ended September 30, 1997, filed on November 12, 1997 (File No. 0-25244)

10.40	$262,500 Senior Promissory Note dated October 27, 1997	Incorporated by reference to Exhibit 10.40 contained in the Form 10-QSB for the quarter ended September 30, 1997, filed on November 12, 1997 (File No. 0-25244)

10.41	Warrant to Purchase Common Stock dated November 27, 1997	Incorporated by reference to Exhibit 10.41 contained in the Form 10-QSB for the quarter ended September 30, 1997, filed on November 12, 1997 (File No. 0-25244)

10.42	Employment Agreement between the Company and Rami S. Ramadan dated July 12, 1999	Incorporated by reference to Exhibit 10.42 contained in the Form 8-K filed on July 13, 1999 (File No. 0-25244)

10.43	Severance Agreement between the Company and Stanley Kohlenberg dated May 23, 1999	Incorporated by reference to Exhibit 10.43 contained in the Form 8-K filed on July 13, 1999 (File No. 0-25244)

10.44	Severance Agreement among the Company, Trans World Gaming of Louisiana, TWC International U.S. Corporation and TWC Finance Corp. and Dominick J. Valenzano dated July 12, 1999	Incorporated by reference to Exhibit 10.44 contained in the Form 8-K filed on July 13, 1999 (File No. 0-25244)

10.45	Form of Lease Agreement between London Investments s.r.o. and the Company	Incorporated by reference to Exhibit 10.45 contained in the Form 8-K filed on July 13, 1999 (File No. 0-25244)

10.46	1998 Incentive Stock Option Plan	Incorporated by reference to Exhibit 10.46 contained in the Form 10-KSB filed on May 26, 2000 (File No. 0-25244)

10.47	1999 Non-Employee Director Stock Option Plan	Incorporated by reference to Exhibit 10.47 contained in the Form 10-KSB filed on May 26, 2000 (File No. 0-25244)

10.48	Form 12% Secured Senior Note due March 2005	Incorporated by reference to Exhibit 10.48 contained in the Form 10-KSB filed on May 26, 2000 (File No. 0-25244)

10.49	Form of Warrant to Purchase Common Stock dated October 15, 1999	Incorporated by reference to Exhibit 10.49 contained in the Form 10-KSB filed on May 26, 2000 (File No. 0-25244)

16.1	Letter from Bederson & Co. (the Company’s former independent public accountants) relating to a change of accountants	Incorporated by reference to Exhibit 16.1 contained in the Form 10-QSB for the fiscal year ended December 31, 1995, filed on November 12, 1997 (File No. 0-25244)

16.2	Letter from Pannell, Kerr, Forster PC (the Company’s former independent public accountants) relating to a change of accountants	Incorporated by reference to Exhibit 16.2 contained in the Form 8-K filed on February 25, 1999 (File No. 0-25244)

21.0	Subsidiaries	Filed herewith (File No. 0-25244)

SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the Issuer has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS WORLD CORPORATION
(registrant)

Dated: April 02, 2001
	By:	/s/ Rami S. Ramadan
Rami S. Ramadan
Chief Executive Officer/Chief Financial Officer
(Principal Executive and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Issuer on April 02, 2001 in the capacities indicated.

Signature and Title

/s/ Rami S. Ramadan
Director

/s/ Geoffrey B. Baker
Director

/s/ Malcolm M.B. Sterrett
Director

/s/ Julio E. Heurtematte, Jr.
Director