Form 10QSB
period 2001-03-31
TRANS WORLD CORP
filed 2001-05-14
CIK 914577

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _____________________.

Commission File No.:  0-25244

TRANS WORLD CORPORATION (FORMERLY TRANS WORLD GAMING CORP.)
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction ofincorporation or organization)	13-3738518 (I.R.S. EmployerIdentification No.)

545 Fifth Avenue, Suite 940 New York, NY (Address of principal executive offices)	10017 (Zip Code)

Issuer’s telephone number, including area code: (212) 983-3355

             Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES   ☒                NO  ☐

        Shares of the Registrant’s Common Stock, par value $.001, outstanding as of May 14, 2001:  11,022,901

        Transitional Small Business Disclosure Format (check one;   YES   ☐           NO   ☒)

TRANS WORLD CORPORATION AND SUBSIDIARIES

(FORMERLY TRANS WORLD GAMING CORP.)

FORM 10-QSB

FOR THE QUARTER ENDED MARCH 31, 2001

TRANS WORLD CORPORATION (FORMERLY TRANS WORLD GAMING CORP.)
 AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
March 31, 2001
(in thousands, except for per share data)

ASSETS

CURRENT ASSETS:

Cash	$3,115
Prepaid expenses and other current assets	298

Total current assets	3,413

PROPERTY AND EQUIPMENT, less accumulated depreciation and amortization of $1,644	4,414

OTHER ASSETS:

Goodwill and other intangible assets, less accumulated amortization of $6,439	7,936
Deposits and other assets	1,212
9,148
$16,975

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

Short-term debt	$1,827
Accounts payable	463
Interest payable	3,864
Taxes payable to Spanish taxing authorities, current portion	2,755
Accrued expenses and other current liabilities	2,329

Total current liabilities	11,238

LONG-TERM LIABILITIES:

Long-term debt, net of unamortized debt discount of $3,324	21,476
Taxes payable to Spanish taxing authorities, less current portion	4,856

26,332

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:

Preferred stock, $.001 par value, 2,000 shares authorized, none issued
Common stock $.001 par value, 50,000 shares authorized, 11,023 shares issued and outstanding	11
Additional paid-in capital	15,066
Accumulated other comprehensive income	1,831
Accumulated deficit	(37,503)

Total stockholders' deficit	(20,595)

$16,975

See accompanying notes to condensed consolidated financial statements

TRANS WORLD CORPORATION (FORMERLY TRANS WORLD GAMING CORP.)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS (Unaudited)
Three Months Ended March 31, 2001
(in thousands, except for per share data)

	2001	2000

REVENUES	$4,256	$3,848

COSTS AND EXPENSES

Cost of revenues	2,149	2,107
Depreciation and amortization	650	702
Selling, general and administrative	1,331	1,141

	4,130	3,950

EARNINGS (LOSS) FROM OPERATIONS	126	(102)

OTHER EXPENSES:

Interest expense	(1,019)	(1,005)
Foreign exchange loss	(45)	(54)
	(1,064)	(1,059)

NET LOSS	$(938)	$(1,161)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, basic and diluted	7,628	5,365

LOSS PER COMMON SHARE, basic and diluted	$(0.12)	$(0.22)

COMPREHENSIVE LOSS

Net loss	$(938)	$(1,161)

Other comprehensive income, foreign currency translation adjustment	323	570

Comprehensive loss	$(615)	$(591)
See accompanying notes to condensed consolidated financial statements

TRANS WORLD CORPORATION (FORMERLY TRANS WORLD GAMING CORP.)
 AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Three Months Ended March, 2001 and 2000
(in thousands)

	2001	2000

NET CASH PROVIDED BY OPERATING ACTIVITIES	$717	$141
NET CASH USED IN INVESTING ACTIVITIES, purchases of property and equipment	(348)	(256)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term debt	1,589	577
Payments of short-term debt	(82)	(146)
Proceeds from exercise of warrants	56

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,563	431

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(102)	(23)

NET INCREASE IN CASH	1,830	293

CASH
Beginning of period	1,285	934

End of period	$3,115	$1,227

TRANS WORLD CORPORATION (FORMERLY TRANS WORLD GAMING CORP.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.          Unaudited Statements.

The accompanying condensed consolidated financial statements of Trans World Corporation (formerly “Trans World Gaming Corp.”) and subsidiaries (collectively, the “Company” or “TWC”) for the three-month periods ended March 31, 2001 and 2000 are unaudited and reflect all adjustments of a normal and recurring nature to present fairly the financial position, results of operation and cash flows for the interim periods.  These unaudited condensed, consolidated financial statements have been prepared by the Company pursuant to the instructions to Form 10-QSB.  Pursuant to such instructions, certain financial information and footnote disclosures normally included in such financial statements have been condensed or omitted.

These unaudited condensed, consolidated financial statements should be read in conjunction with the audited, consolidated financial statements and notes thereto, together with management’s discussion and analysis or plan of operations, contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000.  The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results that may occur for the year ending December 31, 2001.

Due to the fact that the Company’s operations are located in Europe, the financial results are subject to the influence of fluctuations in foreign currency exchange rates.  In 2000 and in the first quarter of 2001, the Euro and other European currencies lost significant value versus the United States (“US”) Dollar, which negatively impacted the Company’s performance.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered significant losses from operations and has a working capital deficit of $7.8 million and a stockholders' deficit of $20.6 million as of March 31, 2001.  Further, the Company is highly leveraged and, from time to time has been unable to pay its interest and accounts payable obligations when they become due, including incomplete payment of the interest payment that was due on September 17, 2000 and non-payment of the interest payment that was due on March 17, 2001.  Waivers of default have been received from the majority holder of certain debt through the earlier of: (i) Ten days subsequent to the receipt of any debt or equity financing collectively in excess of $5.0 million (the “Company’s contemplated financing”); or (ii) January 1, 2002.  If the Company’s contemplated financing has not occurred by July 2001, then as a further condition of waiver, the Company will commence monthly payments of $75,000 to be applied against the past due interest obligations.  These conditions raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management’s plans to improve the results include the growth of its existing business through the potential addition of a fourth business unit in the Czech Republic; possible relocation of the Company’s casino in Rozvadov, Czech Republic (“Rozvadov”); the addition of five gaming tables to the Company’s casino in Znojmo, Czech Republic (“Znojmo”); continued marketing campaigns and promotional events; and Casino de Zaragoza’s (“CDZ”) move to the center of Zaragoza.  Further, the Company’s strategy for the future includes development of hotel divisions in Europe and the United States.

2.          Earnings (loss) per common share.

Basic earnings (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per common share incorporate the dilutive effect of common stock equivalents on an average basis during the period.  The Company’s common stock equivalents currently include stock options and warrants.  Dilutive earnings (loss) per common share have not been presented for the three-month periods ended March 31, 2001 and 2000 since the inclusion of common stock equivalents would have been antidilutive.

3.          Other items.

Debt defaults - At March 31, 2001, the Company was in default of certain debt obligations for nonpayment of interest and the incurrence of additional indebtedness for which conditional waivers were received from a majority interest of the debt holders (see Note 1).  The Company believes that it will either be able to satisfy its interest obligations or receive further waivers at that time.

Spain – Minimum Capital and Other Requirements- In accordance with Spanish law, in order for a casino company to remain solvent, and avoid compulsory dissolution, it must maintain a minimum capital level (two hundred million pesetas) as defined by Revised Spanish Corporation Law and Aragon’s Gaming Law.  This requirement was met by the Company.  Further, CDZ’s shareholders must compensate for accumulated losses.  In connection with the second requirement and the Company’s expectation of CDZ’s relocation, the Company will inject capital to CDZ to facilitate the move and construction of the newly located Spanish casino and effectively, sufficiently compensate for accumulated losses.  In the event the Company is not granted permission to relocate, it would likely discontinue its Spanish operations.

Litigation (former President and Chief Operating Officer) - On October 6, 2000, the Company’s former President and Chief Operating Officer ("former President") commenced an action against the Company in the United States District Court for the Southern District of New York.  The former President seeks to recover for alleged wrongful conduct in connection with his separation of employment from the Company.  The former President has amended his complaint twice, most recently on January 26, 2001 to interpose a Second Amended Complaint.  In the Second Amended Complaint, the former President alleges claims for (1) Approximately $1.2 million for breach of an employment contract, (2) Approximately $0.1 million for breach of an oral contract, (3) equitable and monetary damages in an unspecified amount based on a derivative stockholder’s suit/breach of fiduciary duty, (4) monetary damages in an unspecified amount for conversion, (5) monetary damages in an unspecified amount for fraud, and (6) indemnification in an unspecified amount.

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

Equity Activity - In February 2001, Value Partners, Ltd (“Value Partners”) exercised warrants to purchase approximately 5.7 million shares of the Company’s common stock at $0.01 per share.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Overview

The Company’s current operations consist of three casinos in the Czech Republic (“Ceska”, “Rozvadov” and “Znojmo”) and one casino in Spain (“CDZ”) (collectively, the “Business Units”).  Information relative to the Business Units and the management company, which is located in New York, for the three months ended March 31, 2001 and 2000, is as follows:

	Three Months Ended March 31,
	2001	2000	Variance

	Ceska, Czech Republic
Total number of guests	13,359	13,320	39
Average "Drop per Head" (1)	$341	$409	$(68)
Total drop ($000) (2)	4,554	5,451	(897)
Win percentage (3)	19.3%	18.6%	0.6
Total revenue ($000)	1,204	1,305	(101)
Operating expenses ($000)	(898)	(796)	(102)
Management fees ($000) (4)	(165)	(183)	18
Income from operations exclusive of interest and depreciation and amortization ($000)	141	327	(186)

	Rozvadov, Czech Republic
Total number of guests	8,097	8,475	(378)
Average "Drop per Head" (1)	$305	$298	$8
Total drop ($000) (2)	2,473	2,522	(49)
Win percentage (3)	18.5%	17.2%	1.3
Total revenue ($000)	579	610	(31)
Operating expenses ($000)	(433)	(377)	(55)
Management fees ($000) (4)	(81)	(85)	4
Income from operations exclusive of interest and depreciation and amortization ($000)	65	147	(82)

	Znojmo, Czech Republic
Total number of guests	16,843	11,839	5,004
Average "Drop per Head" (1)	$322	$273	$48
Total drop ($000) (2)	5,419	3,234	2,185
Win percentage (3)	15.5%	14.5%	1.0
Total revenue ($000)	1,414	767	646
Operating expenses ($000)	(900)	(731)	(169)
Management fees ($000) (4)	(184)	(133)	(51)
Income (loss) from operations exclusive of interest and depreciation and amortization ($000)	330	(96)	426

	Zaragoza, Spain
Total number of guests	6,747	6,255	492
Average "Drop per Head" (1)	$480	$550	$(70)
Total drop ($000) (2)	3,239	3,440	(200)
Win percentage (3)	21.5%	24.0%	(2.5)
Total revenue ($000)	1,051	1,166	(115)
Operating expenses ($000)	(1,082)	(1,139)	57
Management fees ($000) (4)	-	-	-
Income (loss) from operations exclusive of interest and depreciation and amortization ($000)	(31)	27	(58)

	Management Company, New York
Total revenue ($000)	9	-	9
Eliminations ($000) (5)	230	453	(222)
Operating expenses ($000)	(400)	(660)	260
Management fees ($000) (4)	430	400	29
Income from operations exclusive of interest and depreciation and amortization ($000)	270	194	76

	Grand Total
Total number of guests	45,046	39,889	5,157
Average "Drop per Head" (1)	$348	$367	$(19)
Total drop ($000) (2)	15,686	14,647	1,039
Win percentage (3)	18.3%	18.8%	(0.4)
Total revenue ($000)	4,256	3,848	408
Operating expenses ($000)	(3,482)	(3,248)	(234)
Management fees ($000) (4)	-	-	-
Income from operations exclusive of interest and depreciation and amortization ($000)	775	600	174

(1)  The per guest average dollar value of gaming chips purchased.
(2)  The total value of all gaming chips purchased.
(3)  The ratio of table game revenues to the value of all gaming chips purchased.
(4)  Eliminated in consolidation.
(5)  Consists of gaming equipment leases and other business unit billbacks that are eliminated in consolidation.
Note:  The above table contains variances that can be attributed to the rounding of numbers.

Three Months Ended March 31, 2001 and 2000:

Total Company

Total revenue for the quarter ended March 31, 2001 was $4.3 million, which represents an increase of $408,000 over the same period in 2000.  The net improvement in revenue for the period versus the same period in the previous year was the result of an increase in business volume and improvement of player quality in the Company’s newest casino in Znojmo. The revenue growth offset a significant competition driven revenue decline in Ceska, a modest revenue shortfall in Rozvadov, and an 9.9% revenue decline in CDZ, which was, primarily, the result of a reduction in the Drop per Head of its customers.  The Company’s earnings from operations for the quarter ended March 31, 2001 were $126,000 compared to a loss of $102,000 in the same period in 2000, which represents retention of 55.8% of the year over year revenue improvement in the period.

Ceska

In the face of increased competition, Ceska, which has historically been the Company’s leading revenue producer in Europe, continued to experience erosion of its revenue in the quarter ended March 31, 2001 compared to the same period in 2000.  At $1.2 million, total revenue in the period was down $101,000 to the first quarter of 2000 and was below that of Znojmo.  Through its marketing efforts, Ceska was able to grow its first quarter 2001 attendance versus the same period in 2000, however many of the attendees were lower volume, novice players, a fact which is evidenced by the $68 decline in Drop per Head between the first quarter of 2001 and the first quarter of 2000.  Moreover, increased marketing and promotional giveaway expenditures in the first quarter of 2001 versus the same period in 2000, which, while successful in improving the period’s attendance in 2001 versus 2000, contributed to an increase in first quarter 2001 total expenses versus the same period in the prior year.  Also contributing to the year over year increase in expenses in the period were labor regulation based augments to labor costs.  These increases were the result of governmental changes to night differential pay requirements; paid vacation day entitlements, which expanded from 15 to 20; and changes to other work rules, which resulted in a greater number of hours worked being classified as overtime hours.  In addition, in the first quarter of 2000, the salaries of the foreign national (“ex-pat”) casino managers working in the Czech Republic were charged to the management company.  The salaries have since been transferred to the local payroll of the Czech Republic casinos.  Ceska’s income from operations, inclusive of management fees, which are eliminated in consolidation, but exclusive of interest, and depreciation and amortization, was $141,000 in the first quarter of 2001, which is $186,000 below that of the first quarter of 2000, a decline of 24.2%.

Rozvadov

First quarter 2001 revenues in Rozvadov were $579,000, which represents a decline of $31,000 from the revenues of the same period in 2000.  Given Rozvadov’s 4.5% decline in attendance in the period versus the same period in 2000, the casino’s revenue shortfall could have been greater.  However, Rozvadov benefited from a 1.3 percentage point increase in the Win percentage, which can be attributed, in part, to the addition of experienced gaming staff to the casino.  As in Ceska, Rozvadov’s results were negatively impacted by employment rule changes in the Czech Republic, and its attendance was more severely affected by the implementation of Foot and Mouth disease controls at German border crossings in mid-March 2001 than Ceska.  Unlike Ceska, Rozvadov did not have the facility to implement a border shuttle service for its customers.  Further, a competitor casino opened in Germany just two days after the Foot and Mouth disease controls were put in place, and based on local management’s observations regarding the absence of a number of formally regular players in recent weeks, it appears that the new casino has captured and retained some of Rozvadov’s regular patrons.  Despite the lifting of the border controls in April 2001, Rozvadov has not seen the return of these players.  Rovadov produced income from operations, inclusive of management fees, but exclusive of interest and depreciation and amortization, of $65,000 in the first quarter of 2001 compared to $147,000 in the same period in 2000, which represents a decline of 55.8%.

Znojmo

Znojmo, which has emerged as the Company’s revenue leader, produced revenues of $1.4 million in the quarter ended March 31, 2001, an increase of $646,000 over the same period in 2000.  Attendance at the casino grew by over 5,000 in the same period, and the Win percentage improved by 1.0 percentage points.  Since its opening in December 1999, the casino’s attendance has grown steadily.  The relaxed atmosphere of the casino along with its American Old West theme have helped make it popular with Austrian gamblers.  Further, a series of promotional events, advertising initiatives, which targeted the northern suburbs of Vienna and, to a lesser degree, the city itself, and word of mouth referrals have contributed to the casino’s rising attendance.  Growth of the business in Znojmo has surpassed expectations, and management believes that the casino has yet to reach its full potential.  Expenses increased by $169,000 due, primarily, to the aforementioned work regulation changes and the increased business volume.  The casino was able to retain 65.9% of the first quarter 2001 revenue growth versus the same period in 2000 and had income from operations, inclusive of management fees, but exclusive of depreciation and amortization, of $330,000 in the first quarter of 2001.

Casino de Zaragoza

CDZ, a 99.92% subsidiary of TWC, experienced a $70 decline in the Drop per Head in the first quarter of 2001 versus the same period in 2000, which was due, primarily, to the reduced attendance of several of the casino’s higher volume players, particularly in January 2001 and February 2001.  Coupled with a 2.5 percentage point reduction in the Win percentage, this decline resulted in a $115,000 shortfall in revenue in the period versus the first quarter of 2000.  In response, casino management was able to reduce its expenditures by $57,000 in the period versus the same period in 2000, and the loss from operations, inclusive of management fees, but exclusive of depreciation and amortization, was 31,000 for the quarter ended March 31, 2001.

Management Company

Operating expenses of the management company of $400,000 were $260,000 lower in the first quarter of 2001 than in the same period in 2000.  Contributing to this reduction was the fact that, unlike the first quarter of 2000, during which approximately $104,000 in salary expense of ex-pat casino managers in the Czech Republic was charged to the management company, the managers’ salaries were charged to the Business Units in the first quarter of 2001.  Also, the London office was closed in June of 2000, and the Company’s Chief Operating Officer was terminated along with his assistant and a Human Resources manager.

Exchange Rates

The actual 2001 and 2000 operating results in local currency for the Business Units have been converted to US Dollars using the average exchange rates of the quarters, which are depicted in the following table.

Period	US Dollar	Czech Koruna	Euro
January 2001 through March 2001	$1.00	37.6635	1.08319
January 2000 through March 2000	$1.00	36.5027	1.03547

The Balance Sheet totals of the Company’s foreign subsidiaries at March 31, 2001 were converted to US Dollars using the prevailing exchange rates at March 31, 2001, which are depicted in the following table.

As Of	US Dollar	Czech Koruna	Euro
March 31, 2001	$1.00	39.3794	1.1380

Administrative Issues:

Czech Republic

Ceska’s bar area was renovated recently, which has vastly improved the overall look of the casino’s interior.  Management is also pursuing replacement of several outdated slot machines with newer-style, Atronic slots, which are popular with the casino’s German patrons, and is planning to install an electronic roulette machine in May 2001.  Six new Novomatic slot machines have recently been installed in Rozvadov, and, as in Ceska, management intends to introduce a number of Atronic slot machines as well as an electronic roulette machine in May 2001.  Five gaming tables have been ordered for Znojmo, and they are expected to be in use by May 2001.  Further, expansion of the Znojmo’s parking facility by approximately 75 places is scheduled to get underway in  May 2001 as well.

Spain

CDZ is currently dealing with employee demands for pay increases, which the Company has flatly rejected.  A local judge has attempted to impose the increases by approving an employee re-classification plan, whereby employees would be transferred to higher paying positions.  In response to this tactic, management plans to reduce the working hours of the affected staff in order to maintain the current level of payroll expense at the property.  Relocation of the casino to downtown may provide for financial success of the casino.  The law that will allow CDZ to relocate was passed in June 2000, and the casino was granted a five-year extension to its gaming license in December 2000.  Further, in February 2001, the provincial government published draft gaming regulations for operation of the casino in downtown Zaragoza, which leaves issuance of the required city permits as the final obstacle in the Company’s three-year quest to relocate the casino.  Management expects that these permits will be issued by the end of June 2001, and if the necessary financing for the move is secured in a timely manner, management anticipates that the new casino location will commence operations sometime in the first quarter of 2002.

Management Company

It is anticipated that the 2001 Annual Meeting will take place in June 2001, with the exact meeting location yet to be determined.

Sales & Marketing:

Czech Republic

In Ceska, management plans to sustain its attendance boosting marketing initiatives, which now include some direct solicitation of potential high volume players based on an analysis of small businesses within a commutable radius of the casino.

In an effort to lure back past, and retain existing, high volume players, Rozvadov’s management is planning to host a number of promotional events exclusively for this core group of attendees, who are vital to the casino’s success.

Vienna, Austria, which represents a vast, and largely untapped, market for Znojmo, became the focus of marketing initiative in 2001.  An advertising campaign consisting of billboards, video display boards, casino entrance voucher auctions, and distribution of magazine jackets to offices is underway and has proven to be successful.  Local management estimates that the casino welcomes an average of seven new customers from Vienna each week.  Further, a more extensive marketing campaign that will maximize exposure of the casino to the Vienna market has been designed and will be launched in September 2001.  This campaign was delayed due to the fact that the casino postponed installation of five additional gaming tables in the casino until May 2001.  The Vienna campaign will be launched at the end of the summer vacation season in order to maximize the size of the audience that will be reached.

Spain

Due to local restrictions, CDZ’s advertising continues to be limited and to be piggybacked on hotel and catering business promotions, with radio spots being the most commonly used medium.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit, defined as current assets minus current liabilities, decreased $338,000 to a deficit of $7.8 million at March 31, 2001 from a working capital deficit of $8.2 million at December 31, 2000.  The decrease was due, primarily, to increased cash balances in Czech Republic and Spain at March 31, 2001.

For the quarter ended March 31, 2001, the Company had net cash provided by operations of $717,000.  This was primarily a result of a $938,000 loss from continuing operations, $650,000 of depreciation and amortization, $192,000 of non-cash interest related to the amortization of debt discount and a $813,000 million net increase in cash attributable to changes in operating assets and liabilities.  For the quarter ended March 31, 2001, net cash used in investing activities of $348,000 related to the purchase of property and equipment.  For the quarter ended March 31, 2001, net cash provided by financing activities of $1.6 million included proceeds from a short-term obligation of $1.0 million, which has since been repaid, a short-term operating loan of $589,000 in the Czech Republic, $56,000 in proceeds from the exercise of warrants, and $82,000 of repayments of other short-term obligations.

The Company has, from time to time, been in technical default of certain debt instruments and is so as of March 31, 2001.  TWC relies upon the forbearance and waivers on the default of certain covenants from Value Partners, which represents a majority in interest of the holders of those debt instruments. The Company has borrowed other amounts from Value Partners from time to time (some of which have been in technical default for which forbearance or waivers have been granted).  At March 31, 2001, Value Partners owned 66% of the Company's long-term debt and owned warrants to acquire 60.6% of the Company's issued and outstanding shares of Common Stock.  On February 23, 2001, Value Partners converted 5,657,452 of $0.01 warrants held by it.  With the exercise of those warrants, Value Partners holds a controlling 51.32% of the Company’s issued and outstanding Common Stock, which does not include 2,600,000 warrants it holds.

Interest payments under the terms of certain debt instruments were paid when due on March 17, 2000 and were partially paid when due on September 17, 2000.    In March 2001, the Company received waivers on all defaults (including the incurrence of additional indebtedness discussed in the next paragraphs) of those debt instruments.  These waivers shall be effective through the earlier of:  (i) Ten days subsequent to the receipt of any debt or equity financing collectively in excess of $5.0 million (the “Company’s contemplated financing”); or (ii) January 1, 2002.  If the Company’s contemplated financing has not occurred by July 2001, then as a further condition of waiver, the Company will commence monthly payments of $75,000 to be applied against the past due interest obligations.

Management’s plan to cure the current technical default of certain debt instruments and to avoid future such occurrences includes the securing of additional financing, the proceeds from which would be used to implement some of the strategies discussed in the “Plan of Operations”, to acquire new Business Units, and to provide the Company with additional working capital as well as the conversion of a portion of the existing bond debt to Common Stock.

Management has discussed the debt conversion issue with the Company’s majority holder of certain debt instruments and is optimistic that a minimum of $4.8 million of the Company’s $24.8 million Indenture debt plus the accrued interest on this debt will be converted to Common Stock before December 31, 2001.

In 2000, Rami Ramadan, the Company’s President, Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), began actively seeking potential sources of financing with the intent of using the proceeds of such financing for acquisitions and working capital and was able to obtain a term sheet from a US-based venture capital firm.  The firm, however, demonstrated an inability to close the loan, and management terminated the relationship with this investment company in April 2001 and is actively pursuing several other potential sources of financing.

Due to losses incurred by CDZ in 1999, its shareholders were required to bring CDZ into capital compliance with local laws.  In accordance with Spanish law, in order for a casino company to remain solvent and be permitted to continue to conduct business, it must have a minimum capitalization of approximately $1.1 million.  In order for CDZ to meet such capitalization standard, it required additional capital and the approval of both the CDZ's Board of Directors (received in July 1998) and the Council of Ministers in Spain (received in October 1999).  The owner of the remaining 10% of CDZ declined to participate in the recapitalization and under Spanish law that 10% interest was diluted to zero once the recapitalization had been approved by the Council of Ministers, bringing the total TWC ownership to 99.92%, after TWC’s transfer of .08% ownership to its representatives for administrative purposes.  This recapitalization was accomplished on a timely basis.

During the years ended December 31, 2000, 1999 and 1998, the Diputacion de Aragon (“DGA”) granted the Company a deferral of approximately $1.8 million in taxes on gaming winnings accruing during 1997-1999.  Furthermore, in April 1999, the Company reached an agreement with the Spanish Social Security Authorities to defer approximately $1.2 million related to all debts generated in 1997 and the first quarter of 1998.  If the Company does not make its payments according to the receivership schedule and is unable to obtain further deferral from the Spanish Taxing Authorities, the debt would become immediately payable and revert to pre-receivership levels.  Management has indicated that, based on its discussions with Spanish Taxing Authorities, further deferral of payments until the casino opens in downtown Zaragoza is expected.

The Company estimates that approximately $5.0 million will be required to execute the CDZ casino relocation to downtown Zaragoza, assuming permission is received from the DGA for such move.

In March 2001, Value Partners, Ltd, the majority holder of certain debt instruments, granted TWC forbearance and waiver of restrictions regarding incurrence of additional indebtedness in order to enable TWC’s subsidiaries in the Czech Republic to secure an operating loan.  On March 20, 2001 said operating loan was secured in the amount of approximately $792,000 and is collateralized by the Company’s parcel of land in Folmava, Czech Republic and the casino and staff buildings in Rozvadov, Czech Republic.  Proceeds from the loan were used to pay the approximately $231,000 remaining balance of an existing operating loan in the Czech Republic and to pay approximately $561,000 in gaming taxes owed to the local authorities for the year ended December 31, 2000.  The loan, which has an 18-month term and bears interest at a rate of 6.9% per annum, will be repaid in monthly installments from April 20, 2001 through December 20, 2002.

PLAN OF OPERATIONS

TWC management will continue to develop marketing and operational strategies designed to increase attendance and revenues at its existing locations in the Czech Republic and Spain.

In 2000, the Company added one electro-mechanical roulette table to its Ceska casino and replaced four of its existing slot machines with newer-style slots. The Rozvadov casino was expanded by two gaming tables, leaving it with a total of nine tables currently in operation, and six of the casino’s Aristocrat slot machines were replaced with new Novomatic machines.  In Znojmo, fourteen existing slot machines were replaced with newer machines of a type that are generally preferred by the casino’s target Austrian clients. Orders have been placed for an additional five gaming tables for Znojmo and 22 Atronic slot machines and two electronic roulette machines for Ceska and Rozvadov, all of which will be put into operation in May 2001.

Further, the Company owns land close to the German border near Ceska Kubice, at Folmava, Czech Republic and is considering building a casino to replace the existing facility. Management believes that the new location would be more accessible to its main target market in Germany and will result in improved attendance and play.  The Company is also studying a proposed project to develop a fourth casino in the Czech Republic.

In Spain, the law that will allow CDZ to relocate was passed in June 2000, and the casino was granted a five-year extension to its gaming license in December 2000.  Further, in February 2001, the provincial government published draft gaming regulations for operation of the casino in downtown Zaragoza, which leaves issuance of the required city permits as the final obstacle in the Company’s three-year quest to relocate the casino.  Management expects that these permits will be issued by the end of June 2001, and management anticipates that the new casino location will commence operations sometime in the first quarter of 2002, provided that it is successful in securing the necessary financing within a reasonable timeframe.

Long Range Objective

TWC’s experience in the gaming industry is evidence of the volatile nature of this business.  The Company has suffered significant financial setbacks as a result of unexpected decisions of voters in Louisiana and foreign governmental authorities in Eastern Europe and Spain, which forced the closure of profitable gaming operations and, in the case of Spain, delayed transfer of the casino operation to a potentially more profitable location.  Moreover, it is management’s view that the poor but improved performance of the Company, combined with the fact that it is in the gaming industry and the fact that its operations are overseas, has hampered efforts to secure additional financing for growth in the gaming industry.

The Company’s new corporate-level management has endeavored to expand TWC’s scope of operations to include hotels, and believes that the Company is close to completing several hotel acquisition deals, subject to the availability of the necessary financing.

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

Assuming that TWC achieves cash flow stability, the Company will seek to establish or develop a signature property and will create a brand name for this prototype hotel.  Thereafter, it is anticipated that the Company will expand its newly created chain by adding hotels that, and transforming hotels to, conform to the Company’s established brand image.  Management’s long-term goal for the hotel segment is to endeavor to expand the TWC hotel chain to 40-60 units.

There can be no assurances that management’s plans described in the preceding paragraphs will be realized.

Development

In addition to the relocation projects discussed above, the Company has identified and has negotiated the acquisition terms of several hotel and casino investment opportunities and continues its efforts to secure financing for these and other potential expansion projects.  In the interest of protecting the Company’s negotiating position, details of the development projects being pursued have been omitted from this report.

Note on Forward-Looking Information

This Form 10-QSB contains certain forward-looking statements.  For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipates,” “estimates,” or “continue” or comparable terminology or the negative thereof are intended to identify certain forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, both known and unknown, and actual results may differ materially from any future results expressed or implied by such forward-looking statements.  The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

The Company is not currently involved in any other material legal proceeding nor was it involved in any other material litigation during the quarter ended March 31, 2001.

ITEM 2.            CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) – (d)       None.

ITEM 3.            DEFAULTS UPON SENIOR SECURITIES

The Company has, from time to time, been in technical default of certain debt instruments and is so as of December 31, 2000.  TWC has relied upon the forbearance and waivers from a majority interest of the holders of those debt instruments. Value Partners, Ltd., a Texas limited partnership (“Value Partners) represents this majority in interest of the holders of this debt. At December 31, 2000, Value Partners owned 59% of the Company’s long-term debt and owned 8,257,452 warrants which, upon exercise, would result in Value Partner's beneficial ownership of Common Stock equaling 60.6% of the Company's issued and outstanding shares of Common Stock. On February 23, 2001, Value Partners converted 5,657,452 of $0.01 warrants held by it.  With the exercise of those warrants, Value Partners holds a controlling 51.32% of the Company’s issued and outstanding Common Stock, which does not include the 2,600,000 warrants it also holds.

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None.

ITEM 5.            OTHER INFORMATION

             None.

ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K

                           a.          Exhibits

                           None

                           b.          Reports on Form 8-K

                           None

SIGNATURE

In accordance with the requirements of Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS WORLD CORPORATION
(formerly Trans World Gaming Corp.)

Date: May 14, 2001	By: /s/ Rami S. Ramadan
President,
Chief Executive Officer
Chief Financial Officer