Form 10QSB
period 2001-06-30
TRANS WORLD CORP
filed 2001-08-13
CIK 914577

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _____________________.

Commission File No.:  0-25244

TRANS WORLD CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	13-3738518
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

545 Fifth Avenue, Suite 940 New York, NY	10017
(Address of principal executive offices)	(Zip Code)

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

             Shares of the Registrant’s Common Stock, par value $.001, outstanding as of August 8, 2001:  11,022,902

             Transitional Small Business Disclosure Format (check one;   YES   ☐                  NO   ☒)

TRANS WORLD CORPORATION AND SUBSIDIARIES

FORM 10-QSB

FOR THE QUARTER ENDED JUNE 30, 2001

TRANS WORLD CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
June 30, 2001
(in thousands, except for per share data)

ASSETS
CURRENT ASSETS:
Cash	$1,228
Prepaid expenses and other current assets	279

Total current assets	1,507

PROPERTY AND EQUIPMENT, less accumulated depreciation and amortization of $1,682	4,314

OTHER ASSETS:
Goodwill and other intangible assets, less accumulated amortization of $6,944	7,449
Deposits and other assets	1,159

8,608

$14,429

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Short-term debt	$886
Accounts payable	573
Interest payable	4,288
Taxes payable to Spanish taxing authorities, current portion	2,873
Accrued expenses and other current liabilities	1,623

Total current liabilities	10,243

LONG-TERM LIABILITIES:
Long-term debt, net of unamortized debt discount of $3,133	21,667
Taxes payable to Spanish taxing authorities, less current portion	4,507

26,174

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
Preferred stock, $.001 par value, 2,000 shares authorized, none issued
Common stock $.001 par value, 50,000 shares authorized, 11,023 shares issued and outstanding	11
Additional paid-in capital	15,066
Accumulated other comprehensive income	2,078
Accumulated deficit	(39,143)

Total stockholders' deficit	(21,988)

$14,429

See accompanying notes to condensed consolidated financial statements

TRANS WORLD CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS (Unaudited)
Six and Three Months Ended June 30, 2001 and 2000
(in thousands, except for per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2001	2000	2001	2000

REVENUE	$7,960	$7,855	$3,704	$4,007
COSTS AND EXPENSES
Cost of revenues	4,353	4,006	2,204	1,899
Depreciation and amortization	1,320	1,377	670	675
Selling, general and administrative	2,846	2,824	1,515	1,683

	8,519	8,207	4,389	4,257

LOSS FROM OPERATIONS	(559)	(352)	(685)	(250)

OTHER EXPENSES:
Interest expense	(2,035)	(2,028)	(1,016)	(1,023)
Foreign exchange loss	(101)	(264)	(56)	(210)
Other	117	117

	(2,019)	(2,292)	(955)	(1,233)

NET LOSS	$(2,578)	$(2,644)	$(1,640)	$(1,483)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, basic and diluted	9,366	5,365	11,023	5,365

LOSS PER COMMON SHARE, basic and diluted	$(0.28)	$(0.49)	$(0.15)	$(0.28)

COMPREHENSIVE LOSS
Net loss	$(2,578)	$(2,644)	$(1,640)	$(1,483)
Other comprehensive income (loss), foreign currencytranslation adjustment	570	489	247	(81)

Comprehensive loss	$(2,008)	$(2,155)	$(1,393)	$(1,564)

See accompanying notes to condensed consolidated financial statements

TRANS WORLD CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Six Months Ended June, 2001 and 2000
(in thousands)

	2001	2000

NET CASH USED IN OPERATING ACTIVITIES	$(538)	$(61)

NET CASH USED IN INVESTING ACTIVITIES, purchases of property and equipment	(116)	(353)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term debt	2,007	577
Payments of short-term debt	(1,441)	(223)
Proceeds from exercise of warrants	56

NET CASH PROVIDED BY FINANCING ACTIVITIES	622	354

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(25)	17

NET DECREASE IN CASH	(57)	(43)
CASH
Beginning of period	1,285	934

End of period	$1,228	$891

See accompanying notes to condensed consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.          Unaudited Statements.

The accompanying condensed consolidated financial statements of Trans World Corporation and subsidiaries (collectively, the “Company” or “TWC”) for the six and three-month periods ended June 30, 2001 and 2000 are unaudited and reflect all adjustments of a normal and recurring nature to present fairly the consolidated financial position, results of operations and cash flows for the interim periods.  These unaudited condensed, consolidated financial statements have been prepared by the Company pursuant to the instructions to Form 10-QSB.  Pursuant to such instructions, certain financial information and footnote disclosures normally included in such financial statements have been condensed or omitted.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis or plan of operations, contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000.  The results of operations for the six and the three-month periods ended June 30, 2001 are not necessarily indicative of the results that may occur for the year ending December 31, 2001.

Due to the fact that the Company’s operations are located in Europe, the financial results are subject to the influence of fluctuations in foreign currency exchange rates.  In 2000 and in the first half of 2001, the Euro and other European currencies lost significant value versus the United States (“US”) Dollar, which negatively impacted the Company’s performance.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered significant losses from operations and has a working capital deficit of $8.7 million and a stockholders' deficit of $22.0 million as of June 30, 2001.  Further, the Company is highly leveraged and, from time to time, has been unable to pay its interest and accounts payable obligations when they become due, including incomplete payment of the interest that was due on September 17, 2000 and March 17, 2001.  Waivers of default, which are subject to certain conditions, have been received from Value Partners Ltd., a Texas limited partnership (“Value Partners”), the majority holder of certain debt through the earlier of: (i) Ten days subsequent to the receipt of any debt or equity financing collectively in excess of $5.0 million (the “Company’s contemplated financing”); or (ii) January 1, 2002.  These conditions raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management’s plans to improve the results include the growth of its existing business through the potential addition of a fourth business unit in the Czech Republic; possible relocation of the Company’s casino in Rozvadov, Czech Republic (“Rozvadov”); further expansion of the Company’s casino in Znojmo, Czech Republic (“Znojmo”); continued marketing campaigns and promotional events; and Casino de Zaragoza’s (“CDZ”) move to the center of Zaragoza.  Further, the Company’s strategy for the future includes development of hotel divisions in Europe and the United States.  No assurances can be made that management’s plan will be realized.

2.          Earnings (loss) per common share.

Basic earnings (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per common share incorporate the dilutive effect of common stock equivalents on an average basis during the period.  The Company’s common stock equivalents currently include stock options and warrants.  Dilutive earnings (loss) per common share have not been presented for the six and three-month periods ended June 30, 2001 and 2000 since the inclusion of common stock equivalents would have been antidilutive.

3.          Other items.

Debt defaults - At June 30, 2001, the Company continued to be in default of certain debt obligations for nonpayment of interest and the incurrence of additional indebtedness for which conditional waivers were received from a majority interest of the debt holders (see Note 1).  The Company believes that it will either be able to satisfy its interest obligations or receive further waivers at that time.

Spain – Minimum Capital and Other Requirements- In accordance with Spanish law, in order for a casino company to remain solvent and avoid compulsory dissolution, it must maintain a minimum capital level (two hundred million pesetas) as defined by Revised Spanish Corporation Law and Aragon’s Gaming Law.  In April 2001, the Company met this requirement (see Note 6 to the Consolidated Financial Statements contained in the Annual Report on Form 10-KSB for the year ended December 31, 2000).  Further, CDZ’s shareholders must inject capital to cover accumulated losses.  In connection with the capital infusion requirement and the Company’s expectation of CDZ’s relocation, the Company will inject capital into CDZ to facilitate the move and construction of the newly located Spanish casino and effectively, sufficiently compensate for accumulated losses.  In the event the Company is not granted permission to relocate, it would likely discontinue its Spanish operations and such compensation for accumulated losses would not occur.

At June 30, 2001, the Company continues to owe substantial monies to the Spanish Taxing Authorities, most notably, the Diputacion de Aragon (“DGA”), who have allowed the Company to defer payments until the Spanish casino opens in downtown Zaragoza (see Note 6 to the Consolidated Financial Statements contained in the Annual Report on Form 10-KSB for the year ended December 31, 2000 for further discussion).

Litigation (former President and Chief Operating Officer) - On October 6, 2000, the Company’s former President and Chief Operating Officer, Andrew Tottenham, commenced an action against the Company in the United States District Court for the Southern District of New York.  Tottenham seeks to recover for alleged wrongful conduct in connection with his separation of employment from the Company.  Tottenham has amended his complaint twice, most recently on January 26, 2001, to interpose a Second Amended Complaint.  In the Second Amended Complaint, Tottenham alleges claims for (1) $1,153,333.33 for breach of an employment contract, (2) $93,320 for breach of an oral contract, (3) equitable and monetary damages in an unspecified amount based on a derivative stockholder’s suit/breach of fiduciary duty, (4) monetary damages in an unspecified amount for conversion, (5) monetary damages in an unspecified amount for fraud, and (6) indemnification in an unspecified amount.  On February 23, 2001, the Company answered denying the material allegations of Tottenham’s claims, as well as asserting several counterclaims.  The Company believes it has meritorious defenses to Tottenham’s claims and intends to defend against them vigorously.  Discovery has not yet begun and there have been no other motions or proceedings in the case.  Accordingly, no provision for liability to the Company that may result upon adjudication has been made in the accompanying condensed consolidated financial statements.

Equity Activity - In February 2001, Value Partners exercised warrants to purchase approximately 5.7 million shares of the Company’s common stock at $0.01 per share.

Recent Accounting Pronouncements – In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No.’s 141 and 142, “Business Combinations” and “Goodwill and Other Intangibles”.  SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.  Under SFAS number 142, effective the first quarter of the year ending December 31, 2002, goodwill is no longer subject to amortization over its estimated useful life.  Rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so.  The Company is in the process of determining the impact of these pronouncements on its financial position and results of operations.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Overview

The Company’s current operations consist of three casinos in the Czech Republic (“Ceska”, “Rozvadov” and “Znojmo”) and one casino in Spain (“CDZ”) (collectively, the “Business Units”).  Information relative to the Business Units and the management company, which is located in New York, for the six and three-month periods ended June 30, 2001 and 2000, is as follows:

	Six Months Ended June 30			Quarter Ended June 30

	2001	2000	Variance	2001	2000	Variance

	Ceska
Total number of guests	28,169	25,866	2,303	14,810	12,546	2,264
Average "Drop per Head" (1)	$318	$377	$(59)	$297	$343	$(45)
Total drop ($000) (2)	8,956	9,751	(795)	4,402	4,300	103
Win percentage (3)	19.6%	19.4%	0.2	19.9%	20.3%	(0.4)
Total revenue ($000)	2,420	2,533	(112)	1,216	1,227	(11)
Operating expenses ($000)	(1,858)	(1,505)	(353)	(961)	(710)	(252)
Management fees ($000) (4)	(338)	(540)	202	(174)	(358)	184
Income from operations exclusive of interest and depreciation and amortization ($000)	224	487	(263)	82	160	(78)

	Rozvadov
Total number of guests	16,228	15,546	682	8,131	7,071	1,060
Average "Drop per Head" (1)	$281	$285	$(4)	$257	$270	$(13)
Total drop ($000) (2)	4,560	4,431	129	2,088	1,909	178
Win percentage (3)	17.6%	18.3%	(0.7)	16.5%	19.7%	(3.2)
Total revenue ($000)	1,052	1,133	(80)	474	523	(49)
Operating expenses ($000)	(854)	(803)	(51)	(421)	(425)	5
Management fees ($000) (4)	(149)	(170)	21	(68)	(85)	17
Income (loss) from operations exclusive of interest and depreciation and amortization ($000)	50	160	(110)	(15)	12	(28)

	Znojmo
Total number of guests	33,538	26,190	7,348	16,695	14,351	2,344
Average "Drop per Head" (1)	$319	$291	$28	$316	$306	$10
Total drop ($000) (2)	10,701	7,624	3,077	5,281	4,390	892
Win percentage (3)	14.0%	14.5%	(0.5)	12.5%	14.5%	(2.0)
Total revenue ($000)	2,683	1,778	905	1,269	1,010	259
Operating expenses ($000)	(1,836)	(1,607)	(229)	(934)	(877)	(58)
Management fees ($000) (4)	(355)	(290)	(65)	(171)	(157)	(14)
Income (loss) from operations exclusive of interest and depreciation and amortization ($000)	491	(120)	611	164	(24)	187

	CDZ
Total number of guests	12,890	11,838	1,052	6,143	5,583	560
Average "Drop per Head" (1)	$485	$583	$(98)	$491	$620	$(129)
Total drop ($000) (2)	6,256	6,900	(644)	3,017	3,460	(444)
Win percentage (3)	18.8%	26.2%	(7.4)	15.8%	28.4%	(12.5)
Total revenue ($000)	1,805	2,412	(607)	754	1,246	(492)
Operating expenses ($000)	(2,106)	(2,321)	216	(1,025)	(1,183)	158
Management fees ($000) (4)	-	-	-	-	-	-
Income (loss) from operations exclusive of interest and depreciation and amortization ($000)	(301)	90	(391)	(271)	63	(334)

	Management Company, New York
Total revenue ($000)	-	-	-	(9)	-	(9)
Eliminations ($000) (5)	379	412	(33)	148	224	(76)
Operating expenses ($000)	(903)	(1,005)	102	(503)	(610)	107
Management fees ($000) (4)	843	1,001	(158)	413	600	(187)
Income from operations exclusive of interest and depreciation and amortization ($000)	319	408	(89)	48	214	(166)

	Grand Total
Total number of guests	90,825	79,440	11,385	45,779	39,551	6,228
Average "Drop per Head" (1)	$336	$361	$(26)	$323	$355	$(32)
Total drop ($000) (2)	30,474	28,705	1,768	14,788	14,059	729
Win percentage (3)	17.2%	19.5%	(2.4)	15.9%	20.4%	(4.4)
Total revenue ($000)	7,960	7,855	105	3,704	4,006	(303)
Operating expenses ($000)	(7,178)	(6,830)	(348)	(3,697)	(3,581)	(116)
Management fees ($000) (4)	-	-	-	-	-	-
Income from operations exclusive of interest and depreciation and amortization ($000)	782	1,025	(243)	7	426	(419)

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

Three Months Ended June 30, 2001 and 2000:

Total Company

Total revenue for the quarter ended June 30, 2001 was $3.7 million, which represents a decrease of $303,000 versus the same period in 2000.  The net decline in revenue for the period relative to the same period in the previous year was due, primarily, to the significant decline of the Drop per Head and the Win percentage in CDZ, which has been operating without the benefit of several high volume players in recent months and which experienced an exceptionally high Win percentage in the second quarter of 2000.  CDZ’s revenue shortfall was partially offset by $259,000 in revenue growth in the Company’s casino in Znojmo.  The Company also incurred an $11,000 revenue decline in Ceska and a $49,000 revenue shortfall in Rozvadov, which experienced a 3.2 percentage point decline in its Win percentage in the second quarter of 2001 versus the same period in 2000. The Company’s loss from operations for the quarter ended June 30, 2001 was $685,000 compared to a loss of $250,000 for the same period in 2000 and reflects the fact that, despite the decline in revenue, which was the product of an overall poorer Win percentage rather than reduced activity, operating expenses increased as a result of attendance growth, the addition of five gaming tables in Znojmo, and the impact of changes in labor laws in the Czech Republic, which mandated an increase in wage costs.

Ceska

In the three months ended June 30, 2001, Ceska, which finished the quarter with total revenue of $1.2 million, showed a 2,264 improvement in attendance versus the second quarter of 2000, but this positive trend was counteracted by a $45 decline in the Drop per Head of its players and resulted in an $11,000 revenue shortfall in the period versus the same period in the prior year.  Ceska’s attendance growth was noteworthy in that it took place during a period in which the casino underwent major renovation of its gaming area, which was split into two sections that were alternately renovated and operated over a three-week period.  This caused a reduction in the number of gaming tables in operation from 16 to ten, which negatively impacted attendance on weekends.  The lower Drop per Head experienced in the second quarter of 2001 continues an 18-month trend that is the result of the Company’s efforts to replace regular clients who have migrated to competitor casinos that opened in the area or who have simply reduced their visitation to Ceska.  Marketing and promotional activities have stimulated demand for the product, but many of the new customers are not high volume players.  In addition, in May 2001, a competitor opened in Folmava, closer to the German border than the Ceska casino.  Initial fears with regard to the impact of the casino on business at TWC’s property proved to be unwarranted as management believes the new casino’s unimpressive physical product and poor service have severely limited its ability to attract players, particularly, in light of Ceska’s newly renovated product.  Ceska’s operating expenses increased in the second quarter of 2001 versus the same period in the prior year due to labor law changes and the inclusion of profit share payments.  These profit share payments related to new, third party slot machines operating in Ceska.  Selling, general and administrative expenses increased in the second quarter of 2001 relative to the same period in 2000 due to marketing expenditures, which were zero in 2000 as a result of cash flow constraints and which were at budgeted levels in the second quarter of 2001.  As a result of the decline in revenue and increased operating expenses, Ceska’s income from operations, inclusive of management fees, which are eliminated in consolidation, but exclusive of interest, and depreciation and amortization, was $82,000 in the second quarter of 2001, a decline of $78,000 versus that of the first quarter of 2000.

Rozvadov

Second quarter 2001 revenue in Rozvadov was $474,000, which was $49,000 lower than revenue generated in the same period in 2000.  Despite attendance growth of 1,060, a 4.8% ($13.00) decline in Drop per Head and a 3.2 percentage point decline in Win Percentage in the second quarter of 2001 resulted in the second quarter 2001 revenue shortfall versus the second quarter in 2000.  The casino, which was hurt by the strict foot and mouth disease containment controls put in place at the German border crossings in March 2001 and subsequently lifted in April 2001, saw the return of some of its former major players in late April 2001 and in May 2001.  Further, marketing efforts have produced a new crop of players, a number of which have become regulars, from the city of Munich, Germany, which is located approximately 135 miles from Rozvadov.  Operating expenses in the quarter ended June 30, 2001 were in line with operating expenses in the same period in 2000, and the casino produced a loss from operations, inclusive of management fees, but exclusive of interest and depreciation and amortization, of $15,000 in the second quarter of 2001 compared to income of $12,000 in the same period in 2000 due to the aforementioned revenue decline.

Znojmo

Znojmo produced revenue of $1.3 million in the quarter ended June 30, 2001, an increase of $259,000 over the same period in 2000.  Attendance at the casino grew by over 2,300 in the same period, and the Drop per Head, which benefited from the influx of a number of new, larger volume players from Vienna, Austria, increased by $10.00 in the period as compared to the second quarter of 2000.  These positive trends helped the casino overcome a disappointing 12.5% Win percentage in the quarter, which was the result of the addition of some less experienced staff in conjunction with the addition of five gaming tables on May 23, 2001 and a number of winning nights by higher volume players from Vienna.  Further, Znojmo’s second quarter 2001 revenue was augmented by increased business related to the expansion of operating hours to non-stop action Thursday afternoons through Monday mornings, which began on May 24, 2001 in conjunction with the aforementioned table additions.    Slot revenue, which was $135,000 higher in the second quarter of 2001 than in the second quarter of 2000, benefited from the emergence of a group of avid players, who have shown a preference for the casino’s 14 recently introduced, newer-style Novomatic slot machines.  Since their installation in November 2000, the Novomatic slot machines have produced seven times more revenue per machine than the casino’s Aristocrat slot machines, of which there are 28 currently in operation, and more than four times the net revenue, which is after deduction of all related taxes and the related profit share payment.  The casino’s increase in attendance in the three months ended June 30, 2001 versus the three months ended June 30, 2000, which was boosted by the casino’s hosting of a number of parties, including American West, Spring, and Easter theme parties as well as a fashion show, also served to improve reception and tip revenue in the period, and the casino experienced a combined $204,000 improvement in these revenue sources in the second quarter of 2001 versus the second quarter of 2000.  Increased operating expenses related to the gaming table additions and labor law changes resulted in a 72.2% ($187,000/$259,000) retention rate of the year over year revenue increase in the period.  Income from operations of $164,000, inclusive of management fees, but exclusive of depreciation and amortization in the second quarter of 2001, was 12.9% of total revenue and was $187,000 higher than in the second quarter of 2000.

CDZ

CDZ, a 99.92% subsidiary of TWC, continued its negative trend in Drop per Head in the second quarter of 2001 and finished the quarter with a Drop per Head of $491 versus $620 for the same period in 2000. The decline in Drop per Head, which was rooted in the reduced visitation of several high volume players, combined with an average Win percentage (15.8), more than offset the benefits of a 560 increase in attendance in the second quarter of 2001 versus the same period in 2000, and at $754,000, the casino’s second quarter 2001 revenue was $492,000 below that of the second quarter of 2000.  The revenue shortfall came almost exclusively from table games, which experienced a total of 29 losing nights in the period.  In French Roulette, which is the most volatile table game operated at CDZ, the casino endured a total of 41 losing nights in the second quarter of 2001, including two nights of losses in excess of $54,000 each.  With the exception of gaming taxes, which were lower in the second quarter of 2001 versus the second quarter of 2000 due to the reduced revenue, and a $50,000 charge related to the search for financing, management kept operating expenses in line with the same period in the previous year, and the loss from operations, inclusive of management fees, but exclusive of depreciation and amortization, was $271,000 in the period, which was $334,000 below that of the second quarter of 2000.

Management Company

Operating expenses of the management company were $503 in the three months ended June 30, 2001, which represents a decrease of $107,000 versus the second quarter of 2000.  Closure of the London office in June 2000 and termination of the Company’s Chief Operating Officer along with his assistant and a Human Resources manager contributed to the expense reduction.  Also, the Company realized a savings in development costs, as this activity has been curtailed in 2001 due to a lack of financing, and professional services, the second quarter 2000 total of which included a $56,000 lobbying fee related to TWC’s continuing efforts to move CDZ to downtown Zaragoza.

Six Months Ended June 30, 2001 and 2000:

Total Company

Total Company revenue for the six-month period ended June 30, 2001 was $8.0 million, which represents an increase of $105,000 over the same period in 2000.  The overall increase in revenue was driven by continued growth of the Company’s newest casino in Znojmo, Czech Republic, the revenue of which was $905,000 higher in the first six months of 2001 than in the same period in 2000.  Znojmo’s revenue growth more than offset revenue declines in the Company’s other Business Units, of which CDZ’s revenue decline of $607,000 was by far the largest.  Operating expenses increased by $348,000 in the first six months of 2001 versus the same period in 2000 due to increased volume, which is evidenced by an increase of 11,385 in overall attendance; the addition of five gaming tables in Znojmo; slot machine profit share expenditures in the Czech Republic; and labor law changes in the Czech Republic.

Exchange Rates

The actual 2001 and 2000 operating results in local currency for the Business Units have been converted to US Dollars using the average exchange rates of the quarters, which are depicted in the following table.

Period	US Dollar	Czech Koruna	Euro

April 2001 through June 2001	$1.00	39.2593	1.1399
January 2001 through March 2001	$1.00	37.6635	1.0832
April 2000 through June 2000	$1.00	38.8697	1.0694
January 2000 through March 2000	$1.00	36.5027	1.0355

The Balance Sheet totals of the Company’s foreign subsidiaries at June 30, 2001 were converted to US Dollars using the prevailing exchange rates at June 30, 2001, which are depicted in the following table.

As Of	US Dollar	Czech Koruna	Euro

June 30, 2001	$1.00	39.8930	1.1778

Administrative Issues:

Total Company

In January 2002, the currencies of the member countries of the European Union, which have tied their currencies to the Euro, will be phased out and the Euro will become the sole currency of these nations.  In conjunction with this process, the Company’s casinos in the Czech Republic and in Spain, which currently operate with chips in various denominations of German Marks, Austrian Schillings, and Spanish Pesetas, will switch to Euro-based playing chips in denominations of one, two point five, five, 25, 100, and 500 Euros.  The Euro chips, the designs of which have been completed, will be ordered in September 2001.

Ceska

An extensive renovation of the casino’s gaming area was undertaken in the second quarter of 2001.  The renovation, which was completed on July 13, 2001 and followed renovation of the casino’s bar area earlier this year, included installation of backlit, domed, Tiffany-style lighting fixtures; the replacement and upgrade of the ventilation system; wall and ceiling restoration or replacement; lighting upgrades; and conversion of the casino’s decor to a 1920s Chicago theme.   TWC implemented this theme with the belief that a Chicago Prohibition era speakeasy atmosphere would be an excellent fit for the casino, that it was consistent with the Company’s American Chance Casinos branding, which associates the Company’s casinos with the United States, and allows for the use of various Americana-based themes, and that it would appeal to higher volume players, who would be attracted by the exclusive club ambience of the new casino design.   Further, management pursued the renovation in an effort to better position the casino to thwart existing and future competitor casinos’ attempts to gain market share at the expense of Ceska.   The renovated product was launched via a promotional party, and the feedback received thus far from the casino’s patrons has been complimentary.  In addition to the completed bar and gaming area renovations, management is planning to renovate the casino’s entrance, reception, and public bathroom areas, which together represent the final stage of the Ceska improvement project.

With the recent additions of a multi-player electro-mechanical roulette game and the addition of four slot machines, which have been leased through profit share agreements, Ceska currently operates 16 gaming tables and 50 slot machines.

Rozvadov

In response to customer complaints and in order to maximize attendance on weekends, the Company intends to move forward with a project to expand the casino’s parking lot by 20 spaces in the fall of 2001.

In Rozvadov, where six slot machines were added in 2001 through profit share agreements, there are currently nine gaming tables and 30 slot machines in operation.

Znojmo

On May 23, 2001, Znojmo added five gaming tables and, in conjunction, moved to nonstop operation on weekends, commencing Thursday afternoons through Monday mornings.  Installation of a large sign adjacent to the border road, which advertises the casino, was completed in July 2001.  The sign, which is illuminated, is double-sided and is visible from traffic heading in both directions on the border road.  Further, the Company has obtained approval from the local government to extend the casino access road to Excalibur, a duty free shopping complex located between the border crossings.  The project, which will facilitate access to the casino by providing a secondary route to the casino from the border road, will be undertaken in the fall of 2001, and Excalibur and Znojmo will share the cost of the road extension.

With the aforementioned addition of five gaming tables and a multi-player electro-mechanical roulette table as well as replacement of fourteen TWC-owned slot machines with newer-style, profit share based machines, Znojmo currently has a total of 17 table games and 42 slot machines in operation.

CDZ

Given its intention to relocate the casino, TWC has avoided making any capital improvements to the facility, and the condition of the building has continued to worsen.  Deterioration of the physical product has affected the casino’s ability to attract catering and room business.

In June 2001, the Company replaced the manager of CDZ with an assistant manager, who was elevated to the position of casino manager.

Relocation of the casino to downtown may provide for financial success of the casino.  The status of the intended move is as follows.  The law that will allow CDZ to relocate was passed in June 2000, and the casino was granted a five-year extension to its gaming license in December 2000.  In February 2001, the provincial government published draft gaming regulations for operation of a casino in downtown Zaragoza and in July 2001, after reviewing the regulations, the Judicial Committee of the DGA approved said regulations.  In accordance with Spanish law, the proposed gaming regulations were then published on July 20, 2001 and registered letters, which provided information about the published regulations, were sent to all concerned parties, who have 15 days from the date of receipt of the letters to raise any objections to the regulations that they might have.  Thereafter, the regulations can be adopted via issuance of a decree by the Council of Ministers, the governing body of Aragon province.  Pursuant to adoption of the regulations, the DGA can approve CDZ’s application for a permit to operate the casino downtown.  Said application has been submitted to the DGA in anticipation of the issuance of the aforementioned decree.  The Council of Ministers is not scheduled to meet again until after the August vacation period, so the Company does not envision the final operating permit being issued before September 2001, at the earliest.  Assuming that the estimated timeline outlined above holds true, management anticipates that the new casino location will commence operations in downtown Zaragoza sometime in the third quarter of 2002.

Management Company

The 2001 Annual Meeting was held on June 18, 2001 in Paris, France in conjunction with the Board’s visit to potential acquisition sites in Europe.  In that meeting, the shareholders voted by proxy to re-elect the Company’s four directors to hold office until the next Annual Meeting of Shareholders or until their successors are duly elected and qualified and to ratify the appointment of Rothstein, Kass & Company, P.C. as the Company’s independent accountants for the fiscal year ending December 31, 2001.

             Sales & Marketing:

Czech Republic

Management has continued to promote the casinos through the hosting of special events and parties.  Some of the events sponsored by the casinos in the second quarter of 2001 included, American West, Easter and Spring theme parties, fashion and magic shows, live music, Ladies Nights, and Tombolas.  These events were supplemented by several external promotions, including the attending of the Further Messe trade fair in April; distribution of roses accompanied by cards, which indicated that the roses were the compliments of American Chance Casinos, in conjunction with a Mothers’ Day event organized by Furth Marketing Association; and advertising in a tourist publication, which was distributed in local hotels and restaurants.

As discussed in previous reports, Vienna, Austria, which represents a vast, and largely untapped, market for Znojmo, became the focus of marketing initiatives in 2001.  An advertising campaign consisting of tramway billboards, video display boards, casino entrance voucher auctions, and distribution of magazine jackets to offices is underway and has proven to be successful, as evidenced by improvements in attendance and Drop per Head in 2001.  Further, a more extensive marketing campaign that will maximize exposure of the casino to the Vienna market has been designed and will be launched in September 2001.  This campaign was delayed due to the fact that the casino postponed installation of five additional gaming tables in the casino until May 2001.  The Vienna campaign will be launched at the end of the summer vacation season in order to maximize the size of the audience that will be reached.

Spain

Due to the departure of a significant number of Zaragoza’s residents on vacations and weekend getaways to the mountains and beaches, advertising has been suspended for the summer months.  The casino is concentrating on circulation of brochures and leaflets and distribution of gifts and amenities to its major players as the means of promoting the casino throughout the summer.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit, defined as current assets minus current liabilities, increased $573,000 to a deficit of $8.7 million at June 30, 2001 from a working capital deficit of $8.2 million at December 31, 2000.  The increase was due, primarily, to increases in accrued interest on bonds at June 30, 2001.

For the six months ended June 30, 2001, the Company had net cash used in operations of $538,000.  This was primarily a result of a $2.6 million net loss, $1.3 million of depreciation and amortization, $384,000 of non-cash interest related to the amortization of debt discount and a $336,000 net increase in cash attributable to changes in operating assets and liabilities.  For the six months ended June 30, 2001, net cash used in investing activities of $116,000 related to the purchase of property and equipment.  For the six months ended June 30, 2001, net cash provided by financing activities of $622,000 included proceeds from a short-term obligation of $1.0 million, which has since been repaid, a short-term operating loan of $792,000 in the Czech Republic, $56,000 in proceeds from the exercise of warrants, proceeds from a U.S. promissory note of $215,000 and $441,000 of repayments of other short-term obligations.

The Company has, from time to time, been in technical default of certain debt instruments and is so as of June 30, 2001.  TWC relies upon the forbearances and waivers on the default of certain covenants from Value Partners, which represents a majority in interest of the holders of those debt instruments. The Company has borrowed other amounts from Value Partners from time to time (some of which have been in technical default for which forbearance or waivers have been granted).  On February 23, 2001, Value Partners converted 5,657,452 of $0.01 warrants held by it.  With the exercise of those warrants, Value Partners holds a controlling 51.32% of the Company’s issued and outstanding common stock, $.001 par value per share (“Common Stock”), which does not include the 2,600,000 warrants it continues to hold.  At June 30, 2001, Value Partners owned 66% of the Company's long-term debt and owned 60.6% of the Company's issued and outstanding shares of Common Stock and warrants to acquire Common Stock.

In March 2001, the Company received waivers on all defaults (including the incurrence of additional indebtedness discussed in the next paragraphs) of those debt instruments.  These waivers shall be effective through the earlier of:  (i) Ten days subsequent to the receipt of any debt or equity financing collectively in excess of $5.0 million (the “Company’s contemplated financing”); or (ii) January 1, 2002.  According to the terms of the waivers, the Company, as a result of not having received the contemplated financing by July 2001, was required to commence monthly payments of $75,000 to be applied against the past due interest obligations, and the first $75,000 installment was paid by the Company on August 2, 2001.

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

In accordance with Spanish law, in order for a casino company to remain solvent and avoid compulsory dissolution, it must maintain a minimum capital level (two hundred million pesetas) as defined by Revised Spanish Corporation Law and Aragon’s Gaming Law.  In April 2001, the Company met this requirement (see Note 6 to the Consolidated Financial Statements contained in the Annual Report on Form 10-KSB for the year ended December 31, 2000).  Further, CDZ’s shareholders must inject capital to cover accumulated losses.  In connection with the capital infusion requirement and the Company’s expectation of CDZ’s relocation, the Company will inject capital into CDZ to facilitate the move and construction of the newly located Spanish casino and effectively, sufficiently compensate for accumulated losses.  In the event the Company is not granted permission to relocate, it would likely discontinue its Spanish operations and such compensation for accumulated losses would not occur.

At June 30, 2001, the Company continues to owe substantial monies to the Spanish Taxing Authorities, most notably, the DGA, who have allowed the Company to defer payments until the Spanish casino opens in downtown Zaragoza (see Note 6 to the Consolidated Financial Statements contained in the Annual Report on Form 10-KSB for the year ended December 31, 2000 for further discussion).

In March 2001, Value Partners, the majority holder of certain debt instruments, granted TWC forbearance and waiver of restrictions regarding incurrence of additional indebtedness in order to enable TWC’s subsidiaries in the Czech Republic to secure an operating loan.  On March 20, 2001, said operating loan was secured in the amount of approximately $792,000 and is collateralized by the Company’s parcel of land in Folmava, Czech Republic and the casino and staff buildings in Rozvadov, Czech Republic.  Proceeds from the loan were used to pay the approximately $231,000 remaining balance of an existing operating loan in the Czech Republic and to pay approximately $561,000 in gaming taxes owed to the local authorities for the year ended December 31, 2000.  The loan, which has an 18-month term and bears interest at a rate of 6.9% per annum, is being repaid in monthly installments from April 20, 2001 through December 20, 2002.

PLAN OF OPERATIONS

TWC management will continue to develop marketing and operational strategies designed to increase attendance and revenue at its existing locations in the Czech Republic and Spain and over the last 18 months has upgraded, diversified, and expanded the casinos’ gaming equipment.  In Ceska, the Company added one electro-mechanical roulette table and replaced four of the casino’s existing slot machines with newer-style slots. In Rozvadov, two gaming tables were added, leaving the casino with a total of nine tables currently in operation, and six of the Rozvadov’s Aristocrat slot machines were replaced with new Novomatic machines.  In Znojmo, 14 existing slot machines were replaced with newer machines of a type that are generally preferred by the casino’s target Austrian clients, a multi-player electronic roulette machine was installed, and five additional live gaming tables were put into operation, which brings the total number of live game tables in Znojmo to 16.  The Company intends to pursue further expansion and upgrade of the casinos’ gaming equipment based on demand.  Further, the Company is studying a proposed project to develop a fourth casino in the Czech Republic.

In Spain, the law that will allow CDZ to relocate was passed in June 2000, and the casino was granted a five-year extension to its gaming license in December 2000.  In February 2001, the provincial government published draft gaming regulations for operation of a casino in downtown Zaragoza and in July 2001, after reviewing the regulations, the Judicial Committee of the DGA approved said regulations.  In accordance with Spanish law, the proposed gaming regulations were then published on July 20, 2001 and registered letters, which provided information about the published regulations, were sent to all concerned parties, who have 15 days from the date of receipt of the letters to raise any objections to the regulations that they might have.  Thereafter, the regulations can be adopted via issuance of a decree by the Council of Ministers, the governing body of Aragon province.  Pursuant to adoption of the regulations, the DGA can approve CDZ’s application for a permit to operate the casino downtown.  Said application has been submitted to the DGA in anticipation of the issuance of the aforementioned decree.  The Council of Ministers is not scheduled to meet again until after the August vacation period, so the Company does not envision the final operating permit being issued before September 2001, at the earliest.  Assuming that the estimated timeline outlined above holds true, management anticipates that the new casino location will commence operations in downtown Zaragoza sometime in the third quarter of 2002.

Long Range Objective

TWC’s experience in the gaming industry is evidence of the volatile nature of this business.  The Company has suffered significant financial setbacks as a result of unexpected decisions of voters in Louisiana and foreign governmental authorities in Eastern Europe and Spain, which forced the closure of profitable gaming operations and, in the case of Spain, delayed relocation of the casino operation to a potentially more profitable venue.  Moreover, it is management’s view that the poor but improved performance of the Company, combined with the fact that it is in the gaming industry and the fact that its operations are overseas, has hampered efforts to secure additional financing for growth.  Management will continue to pursue casino projects with potentially high returns, assuming that the Company is able to secure financing for the projects or is able to self-fund them.

In addition to seeking growth in the gaming sector, the Company’s corporate-level management has endeavored to expand TWC’s scope of operations to include hotels, and is in the process of negotiating the purchase terms of several hotels, the acquisition of which is subject to the availability of the necessary financing.

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

Development

In addition to the relocation projects discussed above, the Company has identified and is in the process of negotiating the acquisition terms of several hotel and casino investment opportunities and continues its efforts to secure financing for these and other potential expansion projects.  In the interest of protecting the Company’s negotiating position, details of the development projects being pursued have been omitted from this report.

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

The Company is not currently involved in any other material legal proceeding nor was it involved in any other material litigation during the quarter ended June 30, 2001.

ITEM 2.            CHANGES IN SECURITIES AND USE OF PROCEEDS

                           (a) – (d)             None.

ITEM 3.            DEFAULTS UPON SENIOR SECURITIES

The Company has, from time to time, been in technical default of certain debt instruments and is so as of June 30, 2001.  TWC relies upon the forbearances and waivers on the default of certain covenants from Value Partners, which represents a majority in interest of the holders of those debt instruments. The Company has borrowed other amounts from Value Partners from time to time (some of which have been in technical default for which forbearance or waivers have been granted).  On February 23, 2001, Value Partners converted 5,657,452 of $0.01 warrants held by it.  With the exercise of those warrants, Value Partners holds a controlling 51.32% of the Company’s issued and outstanding Common Stock, which does not include the 2,600,000 warrants it continues to hold.  At June 30, 2001, Value Partners owned 66% of the Company's long-term debt and owned 60.6% of the Company's issued and outstanding shares of Common Stock and warrants to acquire Common Stock.

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 2001 Annual Meeting on June 18, 2001.  A total of 47 proxies were received, and a total of 7,961,821 shares were voted.  In that meeting, the shareholders voted by proxy as follows:

1.          Election of Directors:
	For	Withheld

Rami S. Ramadan	7,936,821	25,000
Julio E. Heurtematte, Jr.	7,936,821	25,000
Malcolm M.B. Sterrett.	7,936,821	25,000
Geoffrey B. Baker	7,936,821	25,000

2.          Ratification of the appointment of the Board of Directors of Rothstein, Kass & Company, P.C.:
For	Against	Abstain

7,941,821	20,000	0

ITEM 5.            OTHER INFORMATION

             None.

ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K

a.          Exhibits

None

b.          Reports on Form 8-K

None

SIGNATURE

In accordance with the requirements of Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS WORLD CORPORATION

Date:	August 13, 2001	By:	/s/ Rami S. Ramadan

President, Chief Executive Officer Chief Financial Officer