Form 10QSB
period 2001-09-30
TRANS WORLD CORP
filed 2001-11-14
CIK 914577

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

☒         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

             EXCHANGE ACT OF 1934

For the quarterly period ended September  30, 2001

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

             SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _____________________.

Commission File No.:  0-25244

TRANS WORLD CORPORATION

(Exact name of small business issuer as specified in its charter)

Nevada	13-3738518
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

545 Fifth Avenue, Suite 940	10017
New York, NY	(Zip Code)
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

Shares of the Registrant’s Common Stock, par value $.001, outstanding as of November 8, 2001:  11,022,902

Transitional Small Business Disclosure Format (check one;   YES   ☐       NO   ☒)

TRANS WORLD CORPORATION AND SUBSIDIARIES

FORM 10-QSB

FOR THE QUARTER ENDED SEPTEMBER 30, 2001

TRANS WORLD CORPORATION (FORMERLY TRANS WORLD GAMING CORP.)

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

September 30, 2001

(in thousands, except per share data)

ASSETS

CURRENT ASSETS:

Cash	$1,308
Prepaid expenses and other current assets	283

Total current assets	1,591

PROPERTY AND EQUIPMENT, less accumulated depreciation and amortization of $1,959	4,390

OTHER ASSETS:

Goodwill and other intangible assets, less accumulated amortization of $7,441	6,973
Deposits and other assets	1,446

8,419

$14,400

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

Short-term debt	$814
Accounts payable	593
Interest payable	4,978
Taxes payable to Spanish taxing authorities, current portion	3,719
Accrued expenses and other current liabilities	2,232

Total current liabilities	12,336

Long-term debt, net of unamortized debt discount of $2,941	21,859
Taxes payable to Spanish taxing authorities, less current portion	4,438

26,297

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Preferred stock, $.001 par value, 2,000 shares authorized, none issued
Common stock $.001 par value, 50,000 shares authorized, 11,023 shares issued and outstanding	11
Additional paid-in capital	15,066
Accumulated other comprehensive income	1,732
Accumulated deficit	(41,042)

Total stockholders' deficit	(24,233)

$14,400

See accompanying notes to condensed consolidated financial statements

TRANS WORLD CORPORATION (FORMERLY TRANS WORLD GAMING CORP.)

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS (Unaudited)

Nine and Three Months Ended September 30, 2001 and 2000

(in thousands, except for per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2001	2000	2001	2000

REVENUES	$11,632	$10,916	$3,672	$3,061

COSTS AND EXPENSES
Cost of revenues	6,620	6,128	2,267	2,122
Depreciation and amortization	1,970	2,010	650	633
Selling, general and administrative	4,334	4,223	1,401	1,399
	12,923	12,361	4,318	4,154

LOSS FROM OPERATIONS	(1,292)	(1,445)	(646)	(1,093)

OTHER INCOME (EXPENSES):
Interest expense	(3,291)	(3,033)	(1,255)	(1,005)
Foreign exchange gain (loss)	(12)	(34)	3	230
Other	117
	(3,185)	(3,067)	(1,253)	(775)

NET LOSS	$(4,478)	$(4,512)	$(1,898)	$(1,868)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, basic and diluted	9,925	5,365	11,023	5,365

LOSS PER COMMON SHARE, basic and diluted	$(0.45)	$(0.84)	$(0.17)	$(0.35)

COMPREHENSIVE LOSS

Net loss	$(4,478)	$(4,512)	$(1,898)	$(1,868)

Other comprehensive income (loss), foreign currency translation adjustment	224	731	(346)	242

Comprehensive loss	$(4,254)	$(3,781)	$(2,244)	$(1,626)

See accompanying notes to condensed consolidated financial statements

TRANS WORLD CORPORATION (FORMERLY TRANS WORLD GAMING CORP.)

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Nine Months Ended September, 2001 and 2000

(in thousands)

	2001	2000

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(342)	$116

NET CASH USED IN INVESTING ACTIVITIES, purchases of property and equipment	(198)	(291)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term debt	2,007	600
Payments of short-term debt	(1,513)	(350)
Proceeds from exercise of warrants	56

NET CASH PROVIDED BY FINANCING ACTIVITIES	550	250

EFFECT OF EXCHANGE RATE CHANGES ON CASH	13	(86)

NET INCREASE (DECREASE) IN CASH	23	(11)

CASH
Beginning of period	1,285	934

End of period	$1,308	$923

See accompanying notes to condensed consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.     Unaudited Statements.

The accompanying condensed consolidated financial statements of Trans World Corporation and subsidiaries (collectively, the “Company” or “TWC”) for the nine and three-month periods ended September 30, 2001 and 2000 are unaudited and reflect all adjustments of a normal and recurring nature to present fairly the consolidated financial position, results of operations and cash flows for the interim periods.  These unaudited condensed, consolidated financial statements have been prepared by the Company pursuant to the instructions to Form 10-QSB.  Pursuant to such instructions, certain financial information and footnote disclosures normally included in such financial statements have been condensed or omitted.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis or plan of operations, contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000.  The results of operations for the nine and the three-month periods ended September 30, 2001 are not necessarily indicative of the results that may occur for the year ending December 31, 2001.

Due to the fact that the Company’s operations are located in Europe, the financial results are subject to the influence of fluctuations in foreign currency exchange rates.  In 2000 and in the first nine months of 2001, the Euro and other European currencies lost significant value versus the United States (“US”) Dollar, which negatively impacted the Company’s performance.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered significant losses from operations and has a working capital deficit of $10.7 million and a stockholders' deficit of $24.2 million as of September 30, 2001.  Further, the Company is highly leveraged and, from time to time, has been unable to pay its interest and accounts payable obligations when they become due, including the incomplete payment of interest that was due on September 17, 2000; March 17, 2001; and September 17, 2001.  Waivers of default, which are subject to certain conditions, have been received from Value Partners Ltd., a Texas limited partnership (“Value Partners”), the majority holder of certain debt, through the earlier of: (i) Ten days subsequent to the receipt of any debt or equity financing collectively in excess of $5.0 million (the “Company’s contemplated financing”); or (ii) January 1, 2002.  These conditions raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management’s plans to improve the results of operations include the growth of its existing business through the potential addition of a fourth business unit in the Czech Republic; possible relocation of the Company’s casino in Rozvadov, Czech Republic (“Rozvadov”); further expansion of the Company’s casino in Znojmo, Czech Republic (“Znojmo”); continued marketing campaigns and promotional events; and the possible acquisition of hotels in Western Europe or in the United States as the first step toward development of hotel divisions in these locations.  Further, as discussed in Note 3, the Company anticipates that it will close on the sale of Casino de Zaragoza (“CDZ”) before December 31, 2001.  Finally, the Company is seeking approval of certain bondholders for the conversion of $4.8 million of the Company’s $24.8 million of debt plus the accrued and unpaid interest on this debt to equity.  No assurances can be made that management’s plan will be realized.

2.     Earnings (loss) per common share.

Basic earnings (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per common share incorporate the dilutive effect of common stock equivalents on an average basis during the period.  The Company’s common stock equivalents currently include stock options and warrants.  Dilutive earnings (loss) per common share have not been presented for the nine and three-month periods ended September 30, 2001 and 2000 since the inclusion of common stock equivalents would have been antidilutive.

3.     Other items.

Spain - In light of CDZ’s unprofitable operations, delayed relocation, large debts to Spanish Taxing Authorities, and other factors, the Company has been negotiating the sale of CDZ to an unrelated party.  Although management expects to close the sale before December 31, 2001, there can be no assurances that the sale will be consummated.

Debt defaults - At September 30, 2001, the Company continued to be in default of certain debt obligations for nonpayment of interest and the incurrence of additional indebtedness for which conditional waivers were received from a majority interest of the debt holders (see Note 1).  The Company believes that it will either be able to satisfy its interest obligations or receive further waivers at that time.

Litigation (former President and Chief Operating Officer) - On October 6, 2000, the Company’s former President and Chief Operating Officer, Andrew Tottenham, commenced an action against the Company in the United States District Court for the Southern District of New York.  Tottenham seeks to recover for alleged wrongful conduct in connection with his separation of employment from the Company.  Tottenham has amended his complaint twice, most recently on January 26, 2001, to interpose a Second Amended Complaint.  In the Second Amended Complaint, Tottenham alleges claims for (1) $1,153,333.33 for breach of an employment contract, (2) $93,320 for breach of an oral contract, (3) equitable and monetary damages in an unspecified amount based on a derivative stockholder’s suit/breach of fiduciary duty, (4) monetary damages in an unspecified amount for conversion, (5) monetary damages in an unspecified amount for fraud, and (6) indemnification in an unspecified amount.  On February 23, 2001, the Company answered denying the material allegations of Tottenham’s claims, as well as asserting several counterclaims.    Discovery is ongoing.  The Company believes it has meritorious defenses to Tottenham’s claims and intends to defend against them vigorously.  Accordingly, no provision for liability to the Company that may result upon adjudication has been made in the accompanying condensed consolidated financial statements.

Litigation (Choice Capital Corporation) – On October 5, 2001, TWC filed a “Complaint for Damages” against Choice Capital Corporation, a/k/a Choice International Corporation (“Choice”), and Jude Onukuwa in the Superior Court of Fulton County, Georgia.  TWC seeks to recover payments made to Choice in connection with a potential financing deal that Choice did not consummate.  In addition, TWC seeks to win awards for interest, attorney fees, damages for lost profits, and punitive damages.  The lawsuit was served on October 10, 2001, and as of the date of this filing, attorneys for TWC have no knowledge of Choice having responded to the complaint.  The filing deadline for Choice’s response to TWC’s lawsuit is November 26, 2001.

Litigation (former President and Chief Operating Officer) – On November 9, 2001, the Company’s former President, Chief Operating Officer, and President of CDZ, Andrew Tottenham commenced an action against the Company, CDZ, and CDZ’s current President, Vachik Elchibegian.  In his action, Tottenham seeks cancellation of the April 2001 CDZ re-capitalization process (see Note 6 to the Consolidated Financial Statements contained in the Annual Report on Form 10-KSB for the year ended December 31, 2000).  Further, Tottenham, the contested holder of one CDZ share, which was purchased by TWC in conjunction with the 1998 acquisition of CDZ and given to Tottenham solely for administrative purposes, is petitioning to exercise his right, as a minority shareholder, to re-capitalize his pro-rated portion of CDZ shares.  Management believes that it was wholly compliant with local Spanish laws throughout the CDZ re-capitalization process.  Further, prior to the filing of this lawsuit, the Company challenged Tottenham’s ownership rights to the single CDZ share that he holds and has demanded its return as part of the legal proceedings relating to Tottenham’s June 16, 2000 dismissal from the Company.  The Company believes it has meritorious defenses to Tottenham’s claims and intends to defend against them vigorously Accordingly, no provision for liability to the Company that may result upon adjudication has been made in the accompanying condensed consolidated financial statements.

Equity Activity - In February 2001, Value Partners exercised warrants to purchase approximately 5.7 million shares of the Company’s common stock at $0.01 per share.  As a result, Value Partners holds 51.32% of the Company’s equity holdings.

Recent Accounting Pronouncements – In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No.’s 141 and 142, “Business Combinations” and “Goodwill and Other Intangibles”.  SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.  Under SFAS number 142, effective the first quarter of the year ending December 31, 2002, goodwill will no longer be subject to amortization over its estimated useful life; rather, goodwill will be subject to at least an annual assessment for impairment applying a fair-value based test. Additionally, an acquired intangible asset will be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so.  The Company is in the process of determining the impact of these pronouncements on its consolidated financial position and results of operations.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Overview

The Company’s current operations consist of four casinos, the Ceska, Rozvadov, and Znojmo casinos in the Czech Republic and the CDZ casino in Spain (collectively, the “Business Units”).  Information relative to the Business Units and the management company, which is located in New York, for the nine and three-month periods ended September 30, 2001 and 2000, is as follows:

	Nine Months Ended September 30			Quarter Ended September 30
	2001	2000	Variance	2001	2000	Variance
	Ceska, Czech Republic
Total number of guests	39,724	43,810	(4,086)	11,555	17,944	(6,389)
Average "Drop per Head" (1)	$344	$321	$23	$407	$240	$167
Total drop ($000) (2)	13,653	14,057	(404)	4,697	4,306	391
Win percentage (3)	19.4%	18.6%	0.8	21.7%	16.9%	4.8
Total revenue ($000)	3,548	3,500	48	1,128	967	160
Operating expenses ($000)	(2,824)	(2,292)	(532)	(904)	(787)	(117)
Management fees ($000) (4)	(496)	(689)	193	(158)	(149)	(9)
Income from operations exclusive of interest and depreciation and amortization ($000)	228	519	(291)	66	32	34
	Rozvadov, Czech Republic
Total number of guests	23,912	25,048	(1,136)	7,684	9,502	(1,818)
Average "Drop per Head" (1)	$291	$259	$32	$313	$217	$95
Total drop ($000) (2)	6,963	6,497	466	2,403	2,066	337
Win percentage (3)	17.5%	17.4%	0.1	17.1%	15.5%	1.6
Total revenue ($000)	1,602	1,525	77	550	392	157
Operating expenses ($000)	(1,268)	(1,102)	(166)	(412)	(299)	(112)
Management fees ($000) (4)	(226)	(239)	14	(77)	(69)	(7)
Income from operations exclusive of interest and depreciation and amortization ($000)	108	184	(76)	61	24	38
	Znojmo, Czech Republic
Total number of guests	47,754	40,059	7,695	14,216	13,869	347
Average "Drop per Head" (1)	$329	$259	$70	$353	$197	$156
Total drop ($000) (2)	15,719	10,358	5,361	5,018	2,734	2,284
Win percentage (3)	16.1%	16.4%	(0.3)	19.5%	21.7%	(2.2)
Total revenue ($000)	4,152	2,676	1,476	1,469	899	571
Operating expenses ($000)	(2,797)	(2,241)	(556)	(955)	(634)	(321)
Management fees ($000) (4)	(551)	(448)	(103)	(196)	(158)	(38)
Income (loss) from operations exclusive of interest and depreciation and amortization ($000)	804	(13)	816	319	107	212
	Zaragoza, Spain
Total number of guests	18,354	17,588	766	5,464	5,750	(286)
Average "Drop per Head" (1)	$508	$545	$(37)	$561	$466	$95
Total drop ($000) (2)	9,320	9,577	(257)	3,064	2,677	387
Win percentage (3)	16.4%	24.9%	(8.5)	11.5%	21.5%	(10.0)
Total revenue ($000)	2,330	3,298	(969)	525	887	(362)
Operating expenses ($000)	(3,137)	(3,433)	296	(1,016)	(1,111)	95
Management fees ($000) (4)	-	-	-	-	-	-
Loss from operations exclusive of interest and depreciation and amortization ($000)	(807)	(134)	(673)	(491)	(224)	(267)
	Management Company, New York
Total revenue ($000)	-	(84)	84	-	(84)	84
Eliminations ($000) (5)	472	501	(29)	114	(9)	123
Operating expenses ($000)	(1,399)	(1,784)	385	(496)	(681)	185
Management fees ($000) (4)	1,273	1,377	(104)	430	376	54
Income (loss) from operations exclusive of interest and depreciation and amortization ($000)	345	9	336	49	(398)	447
	Grand Total
Total number of guests	129,744	126,505	3,239	38,919	47,065	(8,146)
Average "Drop per Head" (1)	$352	$320	$32	$390	$250	$140
Total drop ($000) (2)	45,655	40,489	5,166	15,182	11,784	3,399
Win percentage (3)	17.4%	19.3%	(2.0)	18.2%	18.8%	(0.6)
Total revenue ($000)	11,632	10,916	716	3,672	3,061	611
Operating expenses ($000)	(10,954)	(10,351)	(603)	(3,668)	(3,521)	(148)
Management fees ($000) (4)	-	-	-	-	-	-
Income (loss) from operations exclusive of interest and depreciation and amortization ($000)	678	565	113	4	(460)	464

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

Three Months Ended September 30, 2001 and 2000:

Total Company

The variances between the consolidated results of the three months ended September 30, 2001 and those of the three months ended September 30, 2000 are depicted in the following table.

	Three Months		Three Months
	Ended		Ended
	September 30, 2000	Variance	September 30, 2001

Comprehensive loss	(1,626)
Revenues		611
Cost of revenues		(145)
Depreciation and amortization		(17)
Selling, general and administrative		(2)
Interest expense		(250)
Foreign exchange loss		(227)
Foreign currency translation adjustment		(588)
Comprehensive loss			(2,244)

Total revenue for the quarter ended September 30, 2001 was $3.7 million, which represents an increase of $611,000 versus the same period in 2000.  The revenue growth for the period relative to the same period in the previous year was due, primarily, to significant improvement of the Drop per Head (“DpH”) in all of the three Czech Republic Business Units.  In the Ceska and Rozvadov casinos, this DpH improvement was partly at the expense of attendance as the casinos eliminated several attendance generating programs that were in effect in 2000, but which brought a large number of casual gamblers to the casinos.  Due in part to increased advertising in the city of Vienna, Austria, the Znojmo casino was able to realize a 79% improvement in the DpH in the third quarter of 2001 versus the same period in 2000 while still making gains in attendance.  As a result, the Czech Republic casinos achieved a combined revenue improvement of  $888,000.  Unfortunately, CDZ experienced a poor Win Percentage (“WP”) and slight decline in attendance, which, despite the casino’s attainment of a 20.4% increase in DpH, resulted in a decline of $362,000 in total revenue in the third quarter of 2001 as compared to the same period in 2000.  As a result of management’s ability to lower the cost of revenues as a percentage of revenue (61.7% in the third quarter of 2001 versus 69.3% in the third quarter of 2000) and to restrict increases in the selling, general and administrative costs in the three-month period ended September 30, 2001 versus the same prior year period, the Company realized a 75.9% ($464,000/$611,000) retention rate of the revenue improvement at the income (loss) from operations exclusive of interest and depreciation and amortization level.  The Company’s comprehensive loss of $2.2 million was $619,000 higher in the third quarter of 2001 than in the same period in 2000.  The poorer overall result can be attributed to a $250,000 interest expense accrual related to unpaid interest on the $20.0 million bonds and the impact of exchange rate fluctuations.  The exchange rate fluctuations alone resulted in a net negative impact of $815,000 on the comprehensive loss of the Company, mainly because of the theoretical foreign currency translation adjustment related, primarily, to the restatement of CDZ’s cumulative loss of $10.0 million at current exchange rates.

Ceska

In the three months ended September 30, 2001, Ceska generated total revenue of $1.1 million dollars, which represents an improvement of $160,000 over the same period in 2000.  The casino experienced a significant decline in attendance due to increased competition in the region, the fact that a number of local town festivals took place in the period, and as a direct result of management's strategy to reduce the volume of casual players attending the casino through non-repeat of several attendance promotions, such as the three-for-one entrance chip program, which were in effect in the same period in 2000.  Management's attendance strategy was designed to reduce weekend overcrowding, which served to negatively impact the casino's WP and to discourage the casino's better quality gamblers from attending the casino in peak periods.  Further, through this tactic, management attempted to limit any loss of market share to the competition to novice gamblers.  The success of this plan was evidenced by the fact that the casino's improvements in both DpH and WP, which increased by 69.6% and 4.8 percentage points respectively, outweighed the negative impact of the attendance decline in the period versus the same period in 2000.  The higher DpH, which was $407 in the third quarter of 2001, was influenced by several factors, including the aforementioned elimination of entrance promotions and the influx of a number of higher-stakes gamblers to the casino.  The improved WP can also be attributed, in part, to elimination of the chip giveaway entrance promotion, which artificially deflated the WP in the third quarter of 2000, as well as to the fact that the lower attendance increased the speed of the games.  Operating expenses in the third quarter of 2001 in Ceska increased by 14.9% versus the same period in 2000 but were in line with third quarter 2000 as a percentage of revenue.  Gaming department wages, which continue to be negatively impacted by recent labor law changes; gaming taxes, which increased by 2.6 percentage points relative to table game revenue; profit share expenses, which relate to the casino's new Novomatic slot machines; and Repairs and Maintenance, which absorbed a portion of the cost of renovation of the casino's gaming table area, represent areas of exceptional expenditure increases versus the third quarter of 2000.  These increases were partly offset by savings in Sales and Marketing, the expenditures of which were limited in the vacation months of July and August, and the casino finished the quarter ended September 30, 2001 with income from operations exclusive of interest and depreciation and amortization of $66,000, which represents an improvement of $34,000 over the same period in 2000.

                Rozvadov

Total revenue in the third quarter of 2001 was $550,000, which represents an improvement of $157,000, or 40.1%, over the same period in 2000.  As in Ceska, much of Rozvadov’s third quarter 2001 revenue improvement can be attributed to growth in DpH, which increased by $95, or 43.8%, to $313.  Indeed, the pattern of results in Rozvadov virtually mirrored those of Ceska.  Attendance declined substantially and the WP improved, both for many of the same reasons as in Ceska.   An additional factor that had a detrimental effect on the casino’s attendance in August was the breakdown of  the facility’s air conditioning unit for a period of ten days.  In September 2001, management observed a marked volume increase in play.  Moreover, the casino entertained a higher proportion of larger volume gamblers, who consistently placed maximum bets.  Third quarter 2001 expenses in Rozvadov were in line with the third quarter of 2000 as a percentage of revenue resulting in a retention rate of 24.2% ($38,000/$157,000) of the quarter’s revenue improvement over the same period in 2000 at the income from operations exclusive of interest and depreciation and amortization level, which was $61,000 for the quarter versus $24,000 in the third quarter of 2000.

Znojmo

Znojmo, which is the Company’s best performing business unit, had third quarter 2001 revenue of $1.5 million, an improvement of $571,000 over the third quarter of 2000.  While Znojmo, like Ceska and Rozvadov, benefited from tremendous growth in DpH, this growth was not entirely at the expense of attendance, and third quarter 2001 attendance was 2.5% better than that for the same period in 2000.  While the attendance in Znojmo was negatively impacted by heavy weekend border traffic and the elimination of some entrance promotions, these negative influences were outweighed by the benefits of the casino’s successful Hawaiian theme party, which was attended by 500 guests, and the attendance generated by both media and word of mouth advertising in Vienna.  Further, weekend attendance was supplemented by the addition of five gaming tables in May 2001 and the expansion of operating hours to non-stop action Thursday afternoons through Monday mornings.  Although operating expenses increased in the third quarter of 2001 versus the same period in 2000 due to increased volume, the casino realized some benefit from economies of scale, as reflected by the 5.5 percentage point reduction in operating expenses as a percentage of revenue.  At $319,000, income from operations exclusive of interest and depreciation and amortization in the third quarter of 2001 improved by $212,000 over the same period in 2000, and the casino realized a 37.1% ($212,000/$571,000) retention rate of the year over year revenue growth at the income from operations exclusive of interest and depreciation and amortization level.

CDZ

CDZ, a 99.92% subsidiary of TWC, struggled through another unsuccessful quarter and, at $525,000, finished the third quarter of 2001 with a revenue decline of $362,000 versus the same period in 2000.  The lower revenue production in the third quarter 2001 was, primarily, the result of a disappointing 11.5% WP in the period.  The casino experienced a number of losing nights and was especially hurt by the poor results of French Roulette, which is the casino’s most volatile game.  Further, aside from a nine-room group that stayed at the hotel for 20 days in August, occupancy rates were low and the property did not host any banquets or special events in the period.  The physical condition of the CDZ facility has hampered the property’s ability to attract functions, and the closure of the pool due to high operating and maintenance costs impaired efforts to boost occupancy in the summer months.  Operating expenses declined by $95,000 as the casino realized savings in the gaming taxes, food and beverage, and administrative and general areas, and CDZ finished the quarter with a loss from operations exclusive of interest and depreciation and amortization of $491,000 as compared to a loss of $224,000 in the same period in 2000.

Management Company

Operating expenses of the management company were $496,000 in the three months ended September 30, 2001, which represents a decrease of $185,000 versus the third quarter of 2000.  The decreased expenditure level in the third quarter of 2001 can be attributed to the fact that, unlike the third quarter of 2000, the Company did not incur any exceptional financing and development related expenditures during the period.

Nine Months Ended September 30, 2001 and 2000:

Total Company

The variances between the results of the nine months ended September 30, 2001 and those of the nine months ended September 30, 2000 are depicted in the following table.

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2000	Variance	September 30, 2001

Comprehensive loss	(3,781)
Revenues		716
Cost of revenues		(492)
Depreciation and amortization		40
Selling, general and administrative		(111)
Interest expense		(258)
Foreign exchange gain (loss)		22
Other		117
Foreign currency translation adjustment		(507)
Comprehensive loss			(4,254)

Total Company revenue for the nine-month period ended September 30, 2001 was $11.6 million, which represents an increase of $716,000 over the same period in 2000.  The overall increase in revenue was driven by continued growth of Znojmo, the revenue of which improved by $1.5 million in the period, as well as modest revenue gains in Ceska and Rozvadov.  Unfortunately, the $1.6 million of revenue gains of the Czech Republic Business Units were offset by a $1.0 million revenue decline in CDZ.  Operating expenses, which increased by 5.8% in the period, were in line with the prior year as a percentage of revenue.  Interest expense increased by $258,000 in the nine-month period ended September 30, 2001 as compared to the same period in 2000 due to the accrual of additional interest on the unpaid interest related to the $20.0 million bonds.  The year to date results through three quarters benefited from reversal of $117,000 of accrued expenses related to the discontinued Louisiana operations, but exchange rate fluctuations in the period resulted in a $492,000 negative adjustment of the comprehensive loss of the Company due, mainly, to the restatement of CDZ’s cumulative loss of $10.0 million.  Despite the $113,000 improvement in income from operations exclusive of interest and depreciation and amortization, the negative impact of the exchange rate fluctuations, both real and theoretical, resulted in a comprehensive loss for the period ended September 30, 2001 of $4.3 million, which represents a decline of $472,000 from the same period in 2000.

Exchange Rates

The actual 2001 and 2000 operating results in local currency for the Business Units have been converted to US Dollars using the average exchange rates of the quarters, which are depicted in the following table.

Period	US Dollar	Czech Koruna	Euro
July 2001 through September 2001	$1.00	38.4135	1.0832
April 2001 through June 2001	$1.00	39.2593	1.1399
January 2001 through March 2001	$1.00	37.6635	1.0832
July 2000 through September 2000	$1.00	39.1287	1.1035
April 2000 through June 2000	$1.00	38.8697	1.0694
January 2000 through March 2000	$1.00	36.5027	1.0355

The Balance Sheet totals of the Company’s foreign subsidiaries at September 30, 2001 were converted to US Dollars using the prevailing exchange rates at September 30, 2001, which are depicted in the following table.

As Of	US Dollar	Czech Koruna	Euro
September 30, 2001	$1.00	37.7200	1.0994

Administrative Issues:

Total Company

In January 2002, the currencies of the member countries of the European Economic Community (“EEC”), which have tied their currencies to the Euro, will be phased out and the Euro will become the sole currency of these nations.  In conjunction with this process, the Company’s Business Units, which currently operate with chips in various denominations of German Marks, Austrian Schillings, and Spanish Pesetas, will switch to Euro-based playing chips in denominations of one, two point five, five, 25, 100, and 500 Euros.  The Euro chips, the cost of which are approximately $63,000, were ordered in September 2001, and it is expected that they will be delivered to the Business Units on or before November 20, 2001.  The governing body of the EEC has granted member nations a six-week period in which to make the transition to Euros, and management is in the process of establishing the changeover date in consideration of minimizing the disruption of this change on the casino operations and their patrons.  While the Czech Republic is not a member of the EEC, the fact that the Company’s Business Units currently operate in the currencies of member nations, obliges management to make this change.

Ceska

An extensive renovation of the casino’s gaming area was undertaken in the second quarter of 2001 and was launched via a successful promotional party on July 14, 2001.  The renovation, which included installation of backlit, domed, Tiffany-style lighting fixtures; the replacement and upgrade of the ventilation system; wall and ceiling restoration or replacement; lighting upgrades; and conversion of the casino’s decor to a 1920s Chicago theme, has been well received by casino patrons.

In July 2001, a new casino, which has ten gaming tables, opened in Folmava, Czech Republic.  In September 2001, a second new casino, which has 11 gaming tables and is operated by Casinos Austria, also opened in the region.  Further, the Schoolhouse, another local competitor, which operates 14 gaming tables, recently expanded to a new casino and family entertainment complex situated along the border road nearer to the German border than the Ceska casino.  On October 1, 2001, the facility staged a limited operations opening, which did not include its gaming table area.  The table game area is expected to open on January 1, 2002.

Ceska currently operates 15 gaming tables, which consist of seven card tables, seven roulette tables, and one electromechanical roulette game.  The casino also has a total of 68 slot machines, including 47 Aristocrat machines, 20 new Novomatic machines, and one new Bally machine.

Rozvadov

Due to its limited capacity, the Company intends to move forward with a project to expand Rozvadov’s parking lot by 20 spaces.  Landscaping work related to the project has been completed, and the lot resurfacing will take place in the spring of 2002 as ground thawing conditions permit.

Rozvadov currently operates 11 gaming tables, which consist of five card tables, five roulette tables, and one electromechanical roulette game.  The casino also has a total of 36 slot machines, including six new Novomatic machines, and 30 Aristocrat machines.

Znojmo

In October 2001, work began on extension of the casino access road to Excalibur City, a duty free shopping complex located between the border crossings.  The road extension will facilitate access to the casino by providing a secondary route to the casino from the border road.  The total cost of the project is approximately $114,000 and will be borne two-thirds by Excalibur City and one-third by the Znojmo casino.

Znojmo currently operates 17 gaming tables, which consist of eight card tables, eight roulette tables, and one electromechanical roulette game.  The casino also has a total of 50 slot machines, including 22 new Novomatic machines and 28 Aristocrat machines.

CDZ

CDZ currently operates nine gaming tables and 24 slot machines.

Given its prior intention to relocate the casino, TWC avoided making any capital improvements to the facility, and the condition of the building has continued to worsen.  Deterioration of the physical product has affected the casino’s ability to attract catering and room business.

In light of CDZ’ unprofitable operations, delayed relocation, large debts to Spanish Taxing Authorities, and other factors, the Company has been negotiating the sale of CDZ to an unrelated party.  Although expected to close before December 31, 2001, there can be no assurances that the sale will be consummated.

Management Company

Management has moved forward with a debt conversion initiative and the exchange agreement to convert $4.8 million of the Company’s $24.8 million Indenture debt plus the accrued interest on this debt to equity has been drafted and awaits the final approval of the bondholders of this debt, which is expected on or before November 30, 2001.

Sales and Marketing:

Czech Republic

Historically, media advertising in the vacation months of July and August has been of limited benefit to the casinos.  Sales and marketing efforts in the third quarter of 2001, therefore, concentrated on the organization of promotional parties as a means of generating awareness and excitement, thereby rewarding loyal, and attracting new, customers and differentiating the casino from its competitors.  In July 2001, the Ceska casino hosted a Prohibition theme party in order to launch its newly renovated product, and in August 2001, Hawaiian theme parties were held in both Ceska and Znojmo.  In addition, in the first week of August 2001, promotional pamphlets were distributed at a festival in Furth Im Wald, Germany, which is an area from where the Ceska casino draws many of its clients.  Rozvadov, which did not host any promotional parties or do any media advertising in the third quarter of 2001, recently entered into a barter agreement with a local German radio station whereby listeners can win credits on the casino’s new electromechanical roulette game by answering trivia questions.  This radio exposure is being supplemented by radio spots, which air on the same station.  As a means of generating attendance at Znojmo, tramway billboard and video wall advertising and an entrance voucher auction program continued in Vienna, Austria in the third quarter of 2001.  In addition, in July 2001, a large sign, which advertises the Znojmo casino, was erected along the border road between Austria and the Czech Republic.

Spain

Due to the summer vacation period and the deterioration of CDZ’s physical product, the property relied upon brochure and radio spot advertising to promote the facility in the third quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit, defined as current assets minus current liabilities, increased $2.5 million to a deficit of $10.7 million at September 30, 2001 from a working capital deficit of $8.2 million at December 31, 2000.  The increase was due, primarily, to increases in accrued interest on bonds at September 30, 2001.

For the nine months ended September 30, 2001, the Company had net cash used in operations of $342,000.  This was primarily a result of a $4.5 million net loss offset by $2.0 million of depreciation and amortization, $575,000 of non-cash interest related to the amortization of debt discount and a $1.6 million net increase in cash attributable to changes in operating assets and liabilities.  For the nine months ended September 30, 2001, net cash used in investing activities of $198,000 related to the purchase of property and equipment, primarily, an additional five gaming tables and related surveillance equipment for the Znojmo casino.  For the nine months ended September 30, 2001, net cash provided by financing activities of $550,000 included proceeds from a short-term obligation of $1.0 million, which has since been repaid, a short-term operating loan of $792,000 in the Czech Republic, $56,000 in proceeds from the exercise of warrants, proceeds from a U.S. promissory note of $215,000 and $513,000 of repayments of other short-term obligations.

The Company has, from time to time, been in technical default of certain debt instruments and is so as of September 30, 2001.  TWC relies upon the forbearances and waivers on the default of certain covenants from Value Partners, which represents a majority in interest of the holders of those debt instruments. The Company has borrowed other amounts from Value Partners from time to time (some of which have been in technical default for which forbearance or waivers have been granted).  On February 23, 2001, Value Partners converted 5,657,452 of $0.01 warrants held by it.  With the exercise of those warrants, Value Partners holds a controlling 51.32% of the Company’s issued and outstanding common stock, $.001 par value per share (“Common Stock”), which does not include the 2,600,000 warrants it continues to hold.  At September 30, 2001, Value Partners owned 66% of the Company's long-term debt and owned 60.6% of the Company's issued and outstanding shares of Common Stock and warrants to acquire Common Stock.

In March 2001, the Company received waivers on all defaults (including the incurrence of additional indebtedness discussed in the next paragraphs) of those debt instruments.  These waivers shall be effective through the earlier of:  (i) Ten days subsequent to the receipt of any debt or equity financing collectively in excess of $5.0 million (the “Company’s contemplated financing”); or (ii) January 1, 2002.  According to the terms of the waivers, the Company, as a result of not having received the contemplated financing by July 2001, was required to commence monthly payments of $75,000 to be applied against the past due interest obligations.  The Company made the August and September payments pursuant to this agreement.

Management’s plan to cure the current technical default of certain debt instruments and to avoid future such occurrences includes continuation of efforts to secure additional financing and the sale of CDZ, the proceeds from which would be used to implement some of the strategies discussed in the “Plan of Operations”, to acquire new business units, and to provide the Company with additional working capital.  Management’s corrective plan also includes the aforementioned conversion of a portion of the existing bond debt to Common Stock, the exchange agreement for which is expected to be approved in November 2001.

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

At September 30, 2001, the Company continues to owe substantial monies to the Spanish Taxing Authorities, most notably, the Diputacion de Aragon (“DGA”), who have allowed the Company to defer payments until the Spanish casino opens in downtown Zaragoza (see Note 6 to the Consolidated Financial Statements contained in the Annual Report on Form 10-KSB for the year ended December 31, 2000 for further discussion).

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

PLAN OF OPERATIONS

TWC management will strive to maximize the performance of its existing Business Units through a combination of revenue enhancement strategies and improved efficiencies.  In Ceska, the focus will continue to be on differentiating the casino from its current and future competition.  Management is striving to transform the casino’s image to that of a higher end, exclusive club as means of attracting better quality players.  The recent renovation of the gaming and bar areas has allowed the casino to create an ambience that is consistent with this objective.  Rozvadov, the greatest challenge for which has been its size limitations, will seek to retain its existing base of quality players and to build this base through guest relations programs and target specific marketing initiatives.  Znojmo, which has the greatest future growth potential of all of TWC’s business units, will be promoted via marketing campaigns that continue to target the vast Vienna, Austria market.  The facility has enough space to expand to as many as 22 gaming tables, and it is anticipated that the existing 17 tables will be augmented sometime in 2002.

Other future development plans for the Company in its existing markets include the potential for construction of a fourth casino in the Czech Republic and the possible relocation of one or more of the existing Czech casinos.

Long Range Objective

TWC’s experience in the gaming industry is evidence of the volatile nature of this business.  The Company has suffered significant financial setbacks as a result of unexpected decisions of voters in Louisiana and foreign governmental authorities in Eastern Europe and Spain, which forced the closure of profitable gaming operations, led to the introduction of competitor casinos in markets where TWC’s business units previously operated with exclusivity, and, in the case of Spain, delayed relocation of the casino operation to a potentially more profitable venue.  Moreover, despite TWC’s improved operating results, management continues to have difficulty securing additional financing for growth. Assuming that the Company is able to secure financing or is able to self-fund them, management will continue to pursue casino projects with potentially high returns.

In addition to seeking growth in the gaming sector, the Company’s corporate-level management has endeavored to expand TWC’s scope of operations to include hotels.  Initially, Management’s goal is to create two hotel divisions, a Europe-based division and a U.S.-based division, while expanding the casino division only in the event that projects with considerable returns surface.  Hotel acquisitions will be based on an evaluation of the potential return of projects that arise and the availability of financing to purchase additional assets.  Management is hopeful that this strategy will result in growth of the Company to approximately five to ten business units, which may be enough to provide the Company with a stable cash position.  Assuming that TWC achieves cash flow stability, the Company will seek to establish or develop a signature property and will create a brand name for this prototype hotel.  Thereafter, it is anticipated that the Company will expand its newly created chain by adding hotels that, and transforming hotels to, conform to the Company’s established brand image.  Management’s long-term goal for the hotel segment is to endeavor to expand the TWC hotel chain to 40-60 units.

There can be no assurances that management’s plans described in the preceding paragraphs will be realized.

Development

As alluded to above, the TWC management identified and is in the process of negotiating the acquisition terms of several hotel and casino investment opportunities, and upon closure of the pending sale of CDZ, the Company intends to move forward with what management believes to be the project with the highest potential return based on their detailed analyses of all potential investment opportunities.  In the interest of protecting the Company’s negotiating position, details of the development projects being pursued have been omitted from this report.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Litigation (former President and Chief Operating Officer) - On October 6, 2000, the Company’s former President and Chief Operating Officer, Andrew Tottenham, commenced an action against the Company in the United States District Court for the Southern District of New York.  Tottenham seeks to recover for alleged wrongful conduct in connection with his separation of employment from the Company.  Tottenham has amended his complaint twice, most recently on January 26, 2001, to interpose a Second Amended Complaint.  In the Second Amended Complaint, Tottenham alleges claims for (1) $1,153,333.33 for breach of an employment contract, (2) $93,320 for breach of an oral contract, (3) equitable and monetary damages in an unspecified amount based on a derivative stockholder’s suit/breach of fiduciary duty, (4) monetary damages in an unspecified amount for conversion, (5) monetary damages in an unspecified amount for fraud, and (6) indemnification in an unspecified amount.  On February 23, 2001, the Company answered denying the material allegations of Tottenham’s claims, as well as asserting several counterclaims.    Discovery is ongoing.  The Company believes it has meritorious defenses to Tottenham’s claims and intends to defend against them vigorously.  Accordingly, no provision for liability to the Company that may result upon adjudication has been made in the accompanying condensed consolidated financial statements.

Litigation (Choice Capital Corporation) – On October 5, 2001, TWC filed a “Complaint for Damages” against Choice Capital Corporation, a/k/a Choice International Corporation (“Choice”), and Jude Onukuwa in the Superior Court of Fulton County, Georgia.  TWC seeks to recover payments made to Choice in connection with a potential financing deal that Choice did not consummate.  In addition, TWC seeks to win awards for interest, attorney fees, damages for lost profits, and punitive damages.  The lawsuit was served on October 10, 2001, and as of the date of this filing, attorneys for TWC have no knowledge of Choice having responded to the complaint.  The filing deadline for Choice’s response to TWC’s lawsuit is November 26, 2001.

Litigation (former President and Chief Operating Officer) – On November 9, 2001, the Company’s former President, Chief Operating Officer, and President of CDZ, Andrew Tottenham commenced an action against the Company, CDZ, and CDZ’s current President, Vachik Elchibegian.  In his action, Tottenham seeks cancellation of the April 2001 CDZ re-capitalization process (see Note 6 to the Consolidated Financial Statements contained in the Annual Report on Form 10-KSB for the year ended December 31, 2000).  Further, Tottenham, the contested holder of one CDZ share, which was purchased by TWC in conjunction with the 1998 acquisition of CDZ and given to Tottenham solely for administrative purposes, is petitioning to exercise his right, as a minority shareholder, to re-capitalize his pro-rated portion of CDZ shares.  Management believes that it was wholly compliant with local Spanish laws throughout the CDZ re-capitalization process.  Further, prior to the filing of this lawsuit, the Company challenged Tottenham’s ownership rights to the single CDZ share that he holds and has demanded its return as part of the legal proceedings relating to Tottenham’s June 16, 2000 dismissal from the Company.  The Company believes it has meritorious defenses to Tottenham’s claims and intends to defend against them vigorously Accordingly, no provision for liability to the Company that may result upon adjudication has been made in the accompanying condensed consolidated financial statements.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) – (d) None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company has, from time to time, been in technical default of certain debt instruments and is so as of September 30, 2001.  TWC relies upon the forbearances and waivers on the default of certain covenants from Value Partners, which represents a majority interest of the holders of those debt instruments. The Company has borrowed other amounts from Value Partners from time to time (some of which also have been in technical default for which forbearance or waivers have been granted).  On February 23, 2001, Value Partners converted 5,657,452 of $0.01 warrants held by it.  With the exercise of those warrants, Value Partners holds a controlling 51.32% of the Company’s issued and outstanding Common Stock, which does not include the 2,600,000 warrants it continues to hold.  At September 30, 2001, Value Partners owned 66% of the Company's long-term debt and owned 60.6% of the Company's issued and outstanding shares of Common Stock and warrants to acquire Common Stock.

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

                                                                                                                TRANS WORLD CORPORATION

Date:	November 13, 2001	By: /s/ Rami S. Ramadan
President,
Chief Executive Officer
Chief Financial Officer