Form 10KSB
period 2001-12-31
TRANS WORLD CORP
filed 2002-04-01
CIK 914577

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to                               .

Commission File No.:  0-25244

TRANS WORLD CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	13-3738518
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

545 Fifth Avenue, Suite 940 New York, New York	10017
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 983-3355

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value Warrants to Purchase Common Stock

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES   ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☐

The issuer’s revenues for the year ended December 31, 2001 were approximately $12,773,000.

As of March 19, 2002, 11,022,902 shares of Common Stock of the Registrant were deemed outstanding, and the aggregate market value of the Common Stock of the Registrant as of that date (based upon the $0.14 closing price of the Common Stock at that date as reported by the OTC Bulletin Board), excluding outstanding shares beneficially owned by directors and executive officers, was approximately $1.543 million.

Transitional Small Business Disclosure Format (check one:   YES  ☐     NO  ☒)

TRANS WORLD CORPORATION
FORM IO-KSB

TABLE OF CONTENTS

PART I.
	Item 1.	Description of Business
General Development of Business
Current Operations
Terminated Ventures
Accounting and Financial Issues
Corporate Information
OTC Bulletin Board
Description of Business
Industry Overview
The Company’s Facilities
Future Operations
Long Range Objective
Marketing
Regulations and Licensing
Application of Future or Additional Regulatory Requirements
Gaming Taxes
Competition
Employees
	Item 2.	Description of Property
Corporate Offices
Czech Republic
	Item 3.	Legal Proceedings
Former President and Chief Operating Officer
Choice Capital Corporation
	Item 4.	Submission of Matters to a Vote of Security Holders

i

PART II.
	Item 5.	Market for Common Equity and Related Stockholder Matters
	Item 6.	Management’s Discussion and Analysis or Plan of Operations
Forward-Looking Statements
Exchange Rates
Results of Operations
Revenues
Costs of Revenues
Selling, General and Administrative
Net Loss
Business Units
Ceska, Czech Republic
Rozvadov, Czech Republic
Znojmo, Czech Republic
Liquidity and Capital Resources
Plan of Operations and Important Factors to Consider
Accumulated Deficit; Operating Losses
Need to Diversify
Taxation of Gaming Operations
Dependence upon Key Personnel
Need for Additional Financing
International Activities
Licensing and Regulation
Liability Insurance
No Dividends
Possible Adverse Effect of Issuance of Preferred Stock
Dilutive Effect of Warrants
	Item 7.	Financial Statements
	Item 8.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

ii

PART III.
	Item 9.	Directors and Executive Officers, Promoters and Control Persons: Compliance with Section 16(A) of the Exchange Act.
Information about the Board and its Committees
Audit Committee
Compensation Committee
Section 16 (A) Beneficial Ownership Reporting Compliance
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
(b)Reports on Form 8-K
EXHIBITS INDEX
SIGNATURES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

iii

Item 1.  Description of Business.

General Development of Business

Trans World Corporation (herein referred to as the “Company” or “TWC”), was organized as a Nevada corporation in October 1993 to acquire, develop and manage, to the extent permitted by applicable local laws, gaming establishments featuring live and mechanized gaming, including video gaming devices such as video poker machines.  With the 1994 acquisition of several Louisiana-based entities, TWC conducted operations under these guidelines.  In 1998, faced with a closing date of June 30, 1999 for its Louisiana operations as a result of changes in laws governing the legality of operating video gaming devices in the State of Louisiana, TWC amended its operating strategy by shifting its focus to the casino market in Europe and acquired three casinos, one located in Spain, Casino de Zaragoza, S.A. (“CDZ”), which includes a hotel, and two casinos located in the Czech Republic, as well as a parcel of land also located in the Czech Republic.  The Company also entered into a joint activity agreement relative to a fourth casino located in Azerbaijan Republic and signed a management contract with regard to a fifth casino located in Kyrgyz Republic.  TWC has since closed two of those casinos due to gaming law changes in Azerbaijan Republic and Kyrgyz Republic and has opened an additional casino on the parcel of land that was purchased in 1998.  On December 31, 2001, the Company sold its interest in CDZ, the casino/hotel in Spain that it had acquired in 1998.  Presently, TWC owns a total of three casinos, which are located in Ceska Kubice (“Ceska”), Rozvadov (“Rozvadov”), and Hate (near Znojmo) (“Znojmo”) in the Czech Republic.  The casinos, which operate under the brand name American Chance Casinos (“ACC”) and showcase themes portraying recognizable eras of American history, are located at border locations and draw the majority of their clients from Germany and Austria.  One of the Company’s casinos has a Prohibition era theme and another casino has a Southern Antebellum theme.  ACC’s operating strategy centers on differentiation of its products from the alternative German and Austrian casinos, which have very formal atmospheres.  Management has endeavored to create gaming environments with casual and exciting atmospheres that emphasize relaxed entertainment.  Further, as part of its ACC operating formula, management has striven to highlight the integrity and professionalism of its American owned operations as a means of allaying any concerns that German and Austrian clients might have about gambling abroad.

The Company, which is headquartered in New York, has no operating presence in the United States.

Current Operations

On March 31, 1998, the Company consummated a Stock Purchase Agreement (“Stock Purchase Agreement”) with 21st Century Resorts a.s., an owner-operator of two casinos, and the owner of property to build a third casino, in the Czech Republic (“Resorts”), and Gameway Leasing Limited (“Gameway”) and Monarch Leasing Limited (“Monarch Leasing”), two off-shore affiliates of Resorts which leased equipment to Resorts and the stockholders of Resorts (the “Selling Stockholders”).  Pursuant to the Stock Purchase Agreement, the Company acquired 100% of the equity interests of Resorts, its two operating subsidiaries and all of the assets of Gameway and Monarch Leasing for the purchase price of $12.6 million, including the cost of initial improvements to the acquired assets.  On March 31, 1998, the Company, with the assistance of Libra Investments, Inc., Los Angeles, California (“Libra”) acting as placement agent, borrowed $17.0 million from fourteen sophisticated, accredited lenders in a private placement (the “Private Placement”).  The loan is represented by 12% Senior Secured Notes (the “Senior Notes”) issued pursuant to indentures (the “Indentures”) by and among TWC, TWG International U.S. Corporation (“TWGI”), TWG Finance Corp. (“TWGF”), wholly-owned subsidiaries of TWC), and U.S. Trust Company of Texas, N.A., Dallas, Texas, which has since been replaced by Bank of New York Company, Inc., acting as indenture trustee.  The Senior Notes require mandatory prepayments based upon excess cash flow generated by TWGI from the operation of Resorts and bear interest at the rate of 12% per annum. (See Periodic Reports Form 8-K and the Amended Periodic Report on Form 8-K/A filed with the Securities and Exchange Commission (“SEC”) on April 14, 1998 and June 15, 1998, respectively.) The proceeds of the Senior Notes were used to pay the net acquisition costs of, and improvements to, Resorts totaling approximately $12.6 million, to repay the First Amended Loan Agreement in the amount of $1.3 million, to cover costs and expenses of $1.4 million relating to the Private Placement and to provide working capital of $1.7 million.  See Item 6. “Management’s Discussion and Analysis or Plan of Operations – Liquidity and Capital Resources.”

The assets acquired with the purchase of Resorts consist of the Ceska casino, which is located near the border with Germany.  Ceska is patronized, primarily, by Germans and currently has 15 gaming tables and 60 slot machines as well as a bar/restaurant area.  The purchase also included the Rozvadov casino, which is located approximately four miles from the region’s main highway, not far from the German border and caters, as in Ceska, to a predominantly German clientele.  This casino currently has eleven gaming tables and 30 slot machines, and includes a bar/restaurant area.  The final piece of the purchase is a parcel of land near Znojmo upon which a third Czech Republic casino was constructed.  The Znojmo casino opened in December 1999.  It has a Southern Antebellum theme and draws the bulk of its customers from the northern suburbs of Vienna, Austria.  Pursuant to an expansion project in May 2001, the casino currently has 17 gaming tables and 50 slot machines, and includes a bar/restaurant area.

During the quarter ended June 30, 1998, the Czech Republic House of Deputies passed an amendment to Czech gaming law, which effectively banned foreign ownership of casinos.  In response, the Company restructured its subsidiaries and Czech legal entities to comply with the amendment through the use of a new Czech limited liability company and amended the indentures accordingly (the “Amended Indentures”).  The Amended Indentures relate to, but do not alter, the Senior Notes.

On October 15, 1999, the Company borrowed $3.0 in a private placement (“October 1999 Private Placement”).  The loan is represented by 12% Senior Secured Notes (“October 1999 Senior Notes”) issued pursuant to indentures by and among the Company and an independent indenture trustee.  The October 1999 Senior Notes, which are due March 2005, require mandatory prepayments based on excess cash flow generated from Resorts.  The October 1999 Senior Notes are collateralized, primarily, by all of Resort’s gaming equipment and a majority interest in the capital stock of all of the Company’s subsidiaries.  In addition to the October 1999 Senior Notes, each investor received a proportionate share of warrants to purchase 1,250,728 shares of the Company’s common stock, $.001 par value per share (“Common Stock”).  The proceeds of the October 1999 Senior Notes were used to retire a $1.0 million short-term debt obligation related to the acquisition of CDZ, to make an interest payment of approximately $250,000 on said debt, and to finance the equipping, working capital, and pre-opening costs associated with the opening of the Znojmo casino.

Terminated Ventures

On April 17, 1998, the Company acquired 90% of CDZ, which is a company incorporated in Zaragoza, Spain that holds the exclusive casino license in the region of Aragon, for approximately $780,000, excluding related acquisition costs of approximately $678,000, and assumed its outstanding debt obligations of approximately $4.9 million.  The debt obligations consisted of taxes payable to the Diputacion de Aragon (“DGA”), the Spanish Social Security Authorities and the City Council of Alfajarin (collectively, the “Spanish Taxing Authorities”) for which continuation of deferrals were granted as part of the terms of acquisition.  In accordance with Spanish law, a casino company must have a minimum capitalization of approximately $1.1 million in order for it to remain solvent and be permitted to continue to conduct business.  Because CDZ’s capital was below that minimum requirement, the approval of both the CDZ’s Board of Directors, which was received in July 1998, and the Council of Ministers in Spain, which was received in October 1999, were required to permit the recapitalization to proceed.  The owner of the remaining 10% of CDZ declined to participate in the recapitalization.  Under Spanish law, that 10% interest was diluted to zero once the recapitalization was approved by the Council of Ministers.  The resulting CDZ shareholder distribution was as follows:  TWC, 2,403 shares; Jaime De Vaca, a Director of CDZ, one share; and Andrew Tottenham, the former President and Chief Operating Officer of TWC, one share.  The single share held by Andrew Tottenham was purchased by TWC in conjunction with the 1998 acquisition of CDZ and was transferred to him solely for administrative purposes as required by local Spanish law.  The Company has demanded return of this share from Mr. Tottenham as part of the legal proceedings relating to Mr. Tottenham’s June 16, 2000 dismissal from the Company (See:  Item 3.  “Legal Proceedings”.)

As part of the terms of the April 1998 acquisition of CDZ, the Company negotiated an agreement with the local representatives of the DGA to allow the casino to relocate from its present position to the center of downtown Zaragoza, subject to a decree.  Instead of a decree, the DGA introduced a law in February 2000, which would allow the casino to relocate upon issuance of a formal approval by the DGA.  This law was passed by the local parliament in June 2000, and the Company petitioned the DGA for permission to relocate the casino.

In December 2001, as a result of excessive delays by the local Spanish authorities in granting CDZ final permission to relocate, together with the business unit’s mounting losses, the Company divested itself of the casino by selling its interest in CDZ to a local Spanish casino operator, for a net gain of $8.5 million.  At the time of this sale, CDZ operated nine gaming tables and 24 slot machines.  In addition to its gaming area, CDZ’s facilities included a 37-room hotel, a bar/restaurant, banquet space, and extensive recreational facilities, including four shooting ranges.

Accounting and Financial Issues

The Company has, from time to time, been in technical default of the Amended Indentures and is so as of December 31, 2001.  TWC has relied upon the forbearance and waivers from a majority interest of the holders of the Senior Notes. Value Partners, Ltd., a Texas limited partnership (“Value Partners) represents this majority in interest of the holders of the Senior Notes.  On February 23, 2001, Value Partners converted 5,657,453 $0.01 warrants that it held.  With the exercise of those warrants, Value Partners holds a controlling 51.3% of the Company’s issued and outstanding Common Stock.  At December 31, 2001, Value Partners owned 59% of the Company’s long-term debt and owned 2,600,000 warrants which, upon exercise, would result in Value Partner’s beneficial ownership of Common Stock equaling 60.6% of the Company’s issued and outstanding shares of common stock.

At December 31, 2001, the Company has a nominal working capital surplus and a stockholders’ deficit of $19.0 million.  Further, in spite of the recent debt conversion initiative, the Company is highly leveraged and, from time to time, has been unable to pay its interest and accounts payable obligations when they become due.  The Company was unable to meet its September 2000, March 2001, and September 2001 interest payments in full (see Note 4 of the Notes to Consolidated Financial Statements and “Management Discussion and Analysis or Plan of Operations – Plan of Operations and Important Factors to Consider – Need for Additional Financing”).  Waivers of default for nonpayment of interest have been received from the majority holder of the Senior Notes through the earlier of: (i) Ten days subsequent to the receipt of in excess of $5.0 million from any source by TWC or any of its subsidiaries; or (ii) January 1, 2003.  If the Company receives a sum in excess of $5.0 million on or before September 17, 2002, the accrued and unpaid interest as of September 17, 2002 shall become due on September 17, 2002.

The Company has taken several significant steps to improve its financial position, including (i) the December 2001 sale of CDZ, its under-performing Spanish casino, which reduced the Company’s liabilities by 23% ($1.3 million of the net proceeds have been earmarked for investment in a hotel or casino project); (ii) the March 2002 $4.8 million debt (and related accrued interest) conversion of the 12% senior secured bonds due December 31, 2005 issued by the Company and its subsidiary Trans World Gaming of Louisiana, Inc. to 37,233,234 shares of Company Common Stock (hence reducing long-term liabilities by $6.7 million, or 25%) (hereinafter referred to as the “LA Bond Exchange”)(see Notes 4 and 12 of the Notes to Consolidated Financial Statements); (iii) the 2001 expansion of its facility in Znojmo, Czech Republic (from 11 to 17 gaming tables, five of which were added in May 2001); (iv) the renovation of its casino in Ceska Kubice, Czech Republic, which was completed in July 2001; and (v) the March 2002 buyout (purchase) of the Hate casino building lease.

Further, management believes that, subsequent to these improvements to its consolidated statements of operations and balance sheet, the Company is in a better position to seek additional financing, the proceeds from which would be used to (i) provide the Company with additional working capital to preserve and enhance the Company’s existing assets and (ii) acquire additional business units, including hotels.  Additionally, the Company is studying the potential benefits of relocating one of its existing casinos as well as a proposed project to develop a fourth casino in Europe.  There can be no assurances that management’s plans will be realized.

The Company believes that its cash resources at December 31, 2001, together with 2002 developments and anticipated cash provided by 2002 operations, are sufficient to fund its operating activities for the year ending December 31, 2002; however, long-term liquidity is dependent on the Company’s ability to attain profitable operations and to secure additional financing.

Corporate Information

The Company’s corporate offices are located at 545 Fifth Avenue, Suite 940, New York, New York 10017, and its telephone number is (212) 983-3355.

OTC Bulletin Board

The Company’s Common Stock is currently quoted on the OTC Bulletin Board under the symbol TWCP.OB.

Description of Business

The Company is engaged in the acquisition, development and management of niche casino operations in Europe, which feature gaming tables and mechanized gaming devices, such as slot and video poker machines, as well as the development and management of small to midsize hotels, which may include casino facilities.  On March 31, 1998, the Company acquired two casinos in the Czech Republic and land upon which a third casino was built and opened in December 1999.  The Czech Republic casinos are located close to major border crossings with Germany in Ceska Kubice and Rozvadov and near the border crossing with Austria close to Znojmo.  (See “- General Development of Business” and  “Current Operations,” above, and “Future Operations,” below.)

In anticipation of its diversification into the hotel industry, in July 2000, the shareholders voted to amend the Company’s Articles of Incorporation by changing its name from Trans World Gaming Corp. to “Trans World Corporation”.  The Company’s name change was based on the importance of the Company’s name accurately conveying its desired identity as not solely an owner/operator of gaming operations.  TWC’s planned expansion into the hotel industry is founded on management’s belief that hotels in the small to midsize boutique class are complementary to the Company’s brand of casinos, that opportunities in one of these two industries often lead to, or are tied to, opportunities in the other industry, and that a more diversified portfolio of assets will give the Company greater stability and make it more attractive to potential investors.  Further, some of the Company’s top management is experienced in the hotel industry.

Industry Overview

Prior to the amendments to the Czech gaming regulations in December 1998, local municipalities were empowered to grant casino licenses in their regions. The amendments to the gaming legislation removed that right from the local governments and effectively eliminated exclusivity. Since this licensing change, four casinos have opened in Folmava, Czech Republic, which operate in direct competition with the Company’s Ceska casino due to their proximity.  The Znojmo casino currently has three local competitors, none of which are located in the duty free zone between the border posts, as is the case with TWC’s casino.  In addition to the current competitors, two casinos are in the development stages, one of which is planned to be located in the duty free zone.  In early 2000, in response to increased competition from casinos located in the Czech Republic, the German government issued 12 new gaming licenses in the Bavarian region of Germany.  Since being opened in the spring of 2000, two of the Bavarian casinos that went into operation as a result of issuance of the additional licenses have operated in direct competition with TWC’s casinos in Ceska and Rozvadov.

The casinos in Germany and Austria have formal atmospheres and an air of exclusivity.  ACC’s brand of casinos offers a relaxed but exciting, informal atmosphere, which has proven to be a desirable alternative to the local German and Austrian casinos.  Further, ACC has established itself as a reputable casino company in the

Czech Republic through its consistent policies, professional service, and strict adherence to all local gaming regulations.

The Company’s Facilities

The Ceska Kubice casino currently has 15 gaming tables, including seven card tables, seven roulette tables, and one electro-mechanical, eight-position roulette game.  It also has 60 slot machines, including 28 newer-style Novomatic machines; and parking for approximately 60 cars.  In Rozvadov, there are 11 gaming tables, including five card tables, five roulette tables, and one electro-mechanical roulette game; 30 slot machines, six of which are newer-style Novomatics; and parking for 40 cars.  In Znojmo, there are 17 gaming tables, which consist of eight card tables, eight roulette tables, and one electro-mechanical roulette game; 50 slot machines, 36 of which are newer-style Novomatic machines; and parking for approximately 120 cars.

Future Operations

In an effort to improve the product and further differentiate the Ceska casino from its competition, the facility underwent an extensive renovation of its bar/restaurant and gaming areas, which was completed in July 2001.  In conjunction with the renovation, a Prohibition era theme was introduced at the casino, which gives the property an identity that is consistent with its ACC branding.  The final stages of the property’s renovation, the reception and main entrance areas, are scheduled to be completed in 2002.  Management is also contemplating construction of a VIP lounge area and a covered parking lot for VIPs.

One of the biggest challenges for Rozvadov is its limited size.  The casino has been expanded from nine to 11 gaming tables, which represents the maximum number of tables that its main floor space can accommodate.  Management is planning to expand the casino’s parking lot by 20 spaces in the spring of 2002 and may pursue additional slot machine upgrades during the year.

In May 2001, the Znojmo facility expanded from 11 to 16 gaming tables and an electro-mechanical roulette table was added in the fall of 2001.  Based on the casino’s improved attendance and revenue totals for the year ended December 31, 2001 versus the prior year, the expansion has proven management’s strategy to retain existing customers and increase Znojmo’s customer base.  If Znojmo continues to meet its business volume targets in 2002, management may introduce four additional card tables sometime in mid-to-late 2002.  Further, the design phase of a project to construct an employee housing building and VIP apartments on the Company’s property adjacent to the casino has been completed, and construction is expected to begin in the spring of 2002 and take approximately six months to complete.

Management is also considering the possibility of adding a fourth business unit in the region and is in the process of evaluating several potential development sites.  Such an addition would allow the Company to take advantage of its existing infrastructure, thereby benefiting from economies of scale.

Except as described above, the Company has no specific arrangements or understandings with respect to the management or acquisition of any gaming facility.  There can be no assurance that the Company will manage or acquire any other gaming facilities in the future.

Long Range Objectives

TWC’s experience in the gaming industry is evidence of the volatile nature of this business.  The Company has suffered significant financial setbacks as a result of unexpected decisions of voters in Louisiana and foreign governmental authorities in Eastern Europe and Spain, which forced the closure of profitable gaming operations and, in the case of Spain, delayed transfer of the casino operation to a potentially more profitable location and, ultimately, prompted its sale.  Moreover, it is management’s view that the poor past performance of the Company, combined with the fact that it is in the gaming industry, the fact that its operations are overseas, and the fact that it is highly leveraged has hampered efforts to secure additional financing for growth in the gaming industry.

The Company’s senior corporate-level management, some of whose backgrounds are in the hotel industry, has endeavored to rid the Company of unprofitable business units, maximize the potential of the Company’s Czech Republic operations, and explore expansion of the Company through the addition of new business units, including hotels.  In addition to evaluating expansion opportunities in the Czech Republic, management is pursuing several potential hotel acquisition projects in the United States, subject to the availability of the necessary financing.  Management intends to use the greater part of the net proceeds from the sale of CDZ as investment capital for an expansion project.

Management’s long-term goal is to create two hotel divisions, a Europe-based division and a U.S.-based division, while pursuing conservative expansion of the casino division.  Hotel acquisitions will be based on an evaluation of the potential return of projects that arise and the availability of financing to purchase additional assets.  Management is hopeful that this strategy will result in growth of the Company to approximately five to ten business units, which, coupled with benefits of debt reduction initiatives, may be enough to provide the Company with a stable cash position.  The hotel assets of the Company, however, will likely be an assortment of hotels with varying brand names and classifications.

Assuming that TWC achieves cash flow stability, the Company will seek to establish or develop a signature property and will create a brand name for this prototype hotel, the décor of which will reflect the theme concept of the Company’s casinos.  Thereafter, the Company will expand its newly created chain by adding hotels that, and transforming hotels to, conform to the Company’s established brand image.  Management’s long-term goal is to endeavor to expand the TWC hotel chain to 40-60 units and to expand its casino division to 10-12 units.  There can be no assurances that management’s plans and long range objectives will be realized.

Marketing

The Company employed a number of marketing strategies in 2001, some of which applied to all ACC business units and some of which were casino specific.  In an effort to further recognize and reward VIP players, a reward program, which has Gold and Platinum membership levels that are based on clients’ volume of play levels, was introduced in the Company’s three Czech Republic casinos.  Similar to the eligibility requirements of the program, the program’s reward system is based on points that members accumulate according to their volume of play.  The prizes given to individual players whose volume of play earn them awards are based on their responses to surveys, which have been designed to gain better understanding of the players’ personal interests.  The 2001 marketing plans of the casinos were split into internal and external components, and casino management was given responsibility for developing in house promotions customized to each facility.  In addition, a tracking system that gauges the success of promotions in terms of repeat visitation was implemented.  Over the course of the year ended December 31, 2001, a number of theme and holiday related parties were held, which, in addition to boosting attendance on the nights of the events, gave the casinos significant media and word of mouth exposure.  Some of the party themes included Brazilian dance, Halloween, October fest, Prohibition (Ceska), and fashion shows.

In Ceska, which has seen the greatest influx of local area competition of the three properties and has the highest marketing cost of the Company’s properties, marketing efforts focused on retaining and increasing the number of regular high volume players.  A direct mail campaign, which targeted owners of small-to-midsize business in the region, was launched.  In July 2001, Ceska completed an extensive renovation of its gaming area and introduced a Prohibition era theme to the casino in conjunction with the renovation.  Further, additional German speaking line and management employees were added to the staff.  In short, the marketing strategy for Ceska was to improve the product and service, better recognize the casino’s high volume players, and seek to expand the base of larger volume players through marketing campaigns.  In 2002, Ceska will continue this strategy and will seek to penetrate the largely untapped Regensberg, Germany market, which is located approximately 53 miles from the casino.  Further, management is considering creation of a private lounge and a covered parking area for VIPs.

To an even greater degree than Ceska, Rozvadov is dependent upon a core group of gamblers.  In 2001, management strove to offer promotions that were designed to appeal to these key clients and to improve the personalized service offered to VIPs.  In conjunction with efforts to fulfill the desires of its key clientele, management increased the table limits of the casino in 2001.

In Znojmo, marketing focused on development of the Vienna market.  The Company’s billboard, bus, and video wall advertising campaign was continued and expanded.  In addition, a large sign was erected along the border road and the lighting and landscaping on the access road to the casino were enhanced.  Further, the access road was extended, giving potential clients a secondary ingress to the casino.  In 2002, management’s plans include further penetration of the Vienna market as well as construction of an employee housing building.

Regulations and Licensing

During the quarter ended June 30, 1998, the Czech Republic House of Deputies passed an amendment to the gaming law, which restricted foreign ownership of casino licenses.  In response thereto, the Company restructured its subsidiaries and Czech legal entities to comply with the amendment and was subsequently granted a ten-year license.  There can be no assurance that the authorities in the Czech Republic will not amend the gaming law as it pertains to foreign ownership of casino licenses.  In the event the gaming laws are amended in the future, it may have a material adverse effect on the Company’s future profitability and operations.  Further, there has been increased competition in the areas where the Company operates because local municipalities no longer have control over the issuance of casino licenses, thereby effectively eliminating exclusivity.

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

Gaming Taxes

Gaming tax rates in the Czech Republic, which were revised by the local Ministry of Finance, in June of 2001, averaged approximately 16.7% of total gaming revenues for the year ended December 31, 2001 and currently consist of gaming taxes of 11% of total gaming revenue, charity taxes of 10% of total gaming revenue net of gaming taxes, and 6% of slot revenue net of slot licensing fees.  There can be no assurances that tax rates, fees, or other payments applicable to the Company’s gaming operations will not be increased in the future.

Competition

The Company’s operations in the Czech Republic compete with a number of local and foreign casinos.  The Ceska unit competes with four casinos in the immediate vicinity and two additional casinos in the greater region, one of which is located in Germany.  The Rozvadov casino competes with one casino in the local area and four other casinos in the greater region, one of which is located in Germany.  The Znojmo casino faces competition from three local casinos, none of which is located in the duty free zone, as is TWC’s facility.  (See “Industry Overview”.)

Employees

As of March 19, 2002, the Company had a total of 370 employees, including 128 in its casino in Ceska, 86 in its casino in Rozvadov, 141 in its casino in Znojmo, 11 in its regional office in the Czech Republic, and four in the Company’s headquarters in New York.  The Company believes that its employee relations are excellent.

Item 2.  Description of Property.

Corporate Offices

The Company’s corporate offices are located at 545 Fifth Avenue, Suite 940, New York, New York, occupying 1,559 square feet of office space under a lease at the rental rate of $5,662.17 per month expiring in December 2004.

Czech Republic

The Company leases a 5,000 square foot casino facility in Ceska Kubice at a rent of approximately $1,400 per month.  The casino building lease expires in 2010.  The Company also leases a hotel from a local bank in nearby Krasnahorska for staff accommodations at the rate of approximately $1,800 per month.

In Rozvadov, the Company owns the casino building and an adjacent facility for staff accommodations.

As part of the acquisition of Resorts (See Item 1. “Description of Business - General Development of Business”), TWC acquired approximately 10 acres of land near Znojmo, close to the border in Austria, on which the Company constructed and operates a casino. TWC negotiated an agreement with a local building contractor who financed and built a 5,000 square foot casino facility and leased it to the Company under the terms of a ten-year lease for approximately $27,000 per month.  In March 2002, the Company exercised its right to buyout (purchase) the Hate building lease.  The building lease buyout (purchase), the cost of which was approximately $1.4 million was financed by a loan from a local Czech Republic bank.  The bank note, which is payable in monthly installments through December 2006, bears interest at 6.2% per annum and is collateralized by the Znojmo casino building, the Company’s Rozvadov casino and employee housing buildings, and the Company’s land in Folmava.

Item 3.  Legal Proceedings.

Former President and Chief Operating Officer

On October 6, 2000, the Company’s former President and Chief Operating Officer, Andrew Tottenham (“former President”), commenced an action against the Company in the United States District Court for the Southern District of New York.  The former President seeks to recover for alleged wrongful conduct in connection with his separation of employment from the Company.  The former President has amended his complaint twice, most recently on January 26, 2001 to interpose a Second Amended Complaint.  In the Second Amended Complaint, the former President alleges claims for (1) Approximately $1.2 million for breach of an employment contract, (2) Approximately $93,000 for breach of an oral contract, (3) equitable and monetary damages in an unspecified amount based on a derivative stockholder’s suit/breach of fiduciary duty, (4) monetary damages in an unspecified amount for conversion, (5) monetary damages in an unspecified amount for fraud, and (6) indemnification in an unspecified amount.  On February 23, 2001, the Company answered denying the material allegations of the former President’s claims, as well as asserting several counterclaims.  The Company believes it has meritorious defenses to the former President’s claims and intends to defend against them vigorously.  Discovery is underway with the deadline for completion of depositions being March 29, 2002.  There have been no other motions or proceedings in the case.  Accordingly, no provision for liability to the Company that may result upon adjudication has been made in the accompanying consolidated financial statements.

In July 2001, TWC commenced an action in Spanish court against the Company’s former President (Juicio Verbal 530/01) claiming ownership and demanding the return of one CDZ share that was transferred to him for administration purposes in conjunction with the Company’s April 1998 acquisition of CDZ.  In this case, the “First Instance Court” declared on July 31, 2002 that it does not have territorial competence to decide the matter, and that court resolution was appealed by TWC.  The Company won its appeal on February 28, 2002, and a decision on the share ownership dispute by the “First Instance Court” is expected sometime later in 2002.  The Company, based on advice of its Spanish legal counsel, believes its case against the Company’s former President is strong and accordingly, no provision for liability to the Company that may result upon adjudication has been made in the accompanying consolidated financial statements.

In October 2001, the Company’s former President filed a suit in Spanish court against the Company, CDZ, and CDZ’s former President (“Juicio Ordinario 878/01”) applying for the annulment of the recapitalization of CDZ agreed in September 2000 and executed in April 2001 and claiming for his right as holder and alleged owner of one CDZ share to subscribe and pay all the shares subscribed and paid by the Company and CDZ’s former president.  This case has been suspended until a final sentence has been announced in Juicio Verbal 530/01.  However, the former President appealed the decision, and the Company has contested that appellation.  The Company, based on advice of its Spanish legal counsel, believes that a favorable outcome of Juicio Verbal 530/01 will impact Juicio Ordinario 878/01 in that Juicio Ordinario 878/01 would also be ruled in the Company’s favor.  Nevertheless, the Company believes it has meritorious defenses to the former President’s claims with respect to Juicio Ordinario 878/01 and intends to defend against them vigorously as well as to vigorously pursue its claims against the former President.  Accordingly, no provision for liability to the Company that may result upon adjudication has been made in the accompanying consolidated financial statements.

Choice Capital Corporation

In October 2001, the Company filed a “Complaint for Damages” against Choice Capital Corporation, a/k/a Choice International Corporation (“Choice”) and Jude Onukuwa in the Superior Court of Fulton County, Georgia.  The Company seeks to recover payments made to Choice in connection with a potential financing deal that Choice did not consummate.  In addition, the Company seeks to win awards for interest, attorney fees, damages for lost profits, and punitive damages.  In November 2001, Choice answered to the complaint, denying the material allegations of the complaint.  Further, Choice’s response includes a counterclaim against the Company, which seeks punitive damages of $1.2 million for lost commissions related to the unconsummated deal.  The discovery period is underway and will run until June 1, 2002.  The Company believes that it has a strong case against Choice and that it has meritorious defenses to Choice’s counterclaims and intends to pursue the Company’s claims vigorously as well as to defend against Choice’s claims vigorously.  Accordingly, no provision for liability to the Company that may result upon adjudication has been made in the accompanying consolidated financial statements.

The Company is not currently involved in any other material legal proceeding nor was it involved in any other material litigation during the year ended December 31, 2001.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

The Company’s Common Stock is currently quoted on the OTC Bulletin Board under the symbol TWCP.OB.  As of March 19, 2002, the Company’s stock price was $0.14.  The following table sets forth the high and low prices of the Company’s Common Stock for fiscal years 2000 and 2001:

Common Stock	High		Low
2000
First Quarter	0.53	*	0.38	*
Second Quarter	0.39	*	0.28	*
Third Quarter	0.28	*	0.19	*
Fourth Quarter	0.28	*	0.12	*
2001
First Quarter	0.17	*	0.12	*
Second Quarter	0.12	*	0.04	*
Third Quarter	0.05	*	0.03	*
Fourth Quarter	0.05	*	0.03	*

*  Quoted on OTC Bulletin Board

There were no quotations for the $8.50 warrants.

As of March 19, 2002, there were (a) 11,022,902 outstanding shares of Common Stock held of record by approximately 78 accounts; (b) outstanding options to purchase an aggregate of 523,500 shares of Common Stock; (c) outstanding $1.00 Series A Warrants to purchase an aggregate of 960,000 shares of Common Stock issued in connection with the sale of certain debt instruments; (d) outstanding $1.50 Series B Warrants to purchase an aggregate of 3,200,000 shares of Common Stock issued in connection with the restructuring of certain long-term debt; (e) outstanding $0.01 Series C Warrants to purchase an aggregate of 1,013,090 shares of Common Stock issued in connection with the March 1998 Private Placement, with 6,074,362 of this series having been exercised; (f) outstanding $0.01 Series D Warrants to purchase an aggregate of 2,051,912 shares of Common Stock issued in connection with the March 1996 financing; (g) outstanding $0.01 Series G warrants to purchase an aggregate 125,073 shares of Common Stock issued in connection with the October 1999 Private Placement and the October 1999 Senior Notes.  (See Item 6. “Management’s Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources”.); and (h) outstanding $.5938 Warrants to purchase an aggregate of 250,000 shares of Common Stock issued in connection with the acquisition of Tottenham & Co., which have since expired. (see Item 1. “Description of Business - Acquisition Agreements”.)

Item 6.  Management’s Discussion and Analysis or Plan of Operations.

Forward-Looking Statements

This Form 10-KSB contains certain forward-looking statements. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expects,” “believes,” “anticipates,” “estimates,” or “intends” or comparable terminology are intended to identify certain forward-looking statements in this and other sections of the Form 10-KSB.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, including those set forth in the section below entitled “Important Factors to Consider.”

Exchange Rates

Due to the fact that the Company’s operations are all located overseas, the results of the Company are subject to the impact of fluctuations in exchanges rates.  Pursuant to the January 2002 adoption of the Euro as the sole trading currency by all European Union member nations that had previously tied their local currencies to it, the Company’s operations conducted business exclusively in Euros and Czech Korunas, which is the currency in which payroll and some payable items are paid in the Czech Republic.  The impact of exchange rate fluctuations can be measured through comparison of the rates of exchange for these two currencies to the United States Dollar (“USD”), which are depicted on a quarterly basis in the following table.

Period	USD	Czech Koruna 2001	Czech Koruna 2000	Euro 2001	Euro 2000
January through March	$1.00	37.6635	36.5027	1.0832	1.0132
April through June	$1.00	39.2593	38.8697	1.1399	1.0708
July through September	$1.00	38.4135	39.1083	1.1135	1.1045
October through December	$1.00	37.2265	40.1016	1.1169	1.1506

The balance sheet totals of the Company’s foreign subsidiaries at December 31, 2001 were converted to USDs using the prevailing exchange rates at December 31, 2001, which are depicted in the following table.

As Of	USD	Czech Koruna	Euro
December 31, 2001	$1.00	36.1250	1.1289

Results of Operations

The following discussion and analysis relates to the financial condition and results of continuing operations of the Company for the year ended December 31, 2001 and comparison of those results to the year ended December 31, 2000 (“2000”, “previous year”, or “prior year”).  In December 2001, as a result of excessive delays by the local Spanish authorities in granting CDZ final permission to relocate, together with the business unit’s mounting losses, the Company divested itself of the casino by selling its interest in CDZ to a local Spanish casino operator, for a net gain of $8.5 million.  CDZ related results, which include the property’s net operating loss of $1.5 million, are presented in the following table as discontinued operations and, as such, are not included in the subsequent discussion and analysis.

This information should be read in conjunction with the Company’s Consolidated Financial Statements and notes appearing elsewhere herein. All amounts in the following discussions have been rounded to the nearest thousand except where indicated.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Results of Operations	For the Years Ended December 31,
	2001	2000
Revenue	$12,773	$10,460
Loss from continuing operations	(4,638)	(4,845)
Income/(loss) from discontinued operations (1)	7,084	(1,421)
Net income (loss)	2,446	(6,266)
Earnings/(loss) per common share; basic and diluted	$0.24	$(1.17)
Weighted average common shares outstanding; basic and diluted	10,201,000	5,365,000

(1)  Discontinued operations consist of CDZ.

Revenues

At $12.8 million, total revenue for continuing operations for the year ended December 31, 2001 improved by $2.3 million, or 22.1%, over total revenue for the year ended December 31, 2000 and reinforced ACC’s position as the top revenue producing casino company in the Czech Republic, based on information provided by the Czech Republic Ministry of Finance, a market position that it has held since 2000.  The overall revenue improvement was the result of revenue gains in all of the Company’s Czech Republic casinos.  Znojmo, the Company’s newest facility, which opened in December 1999, realized 51.5% revenue growth in the year ended December 31, 2001 and finished the year with total revenue of  $5.537 million versus the prior year total of $3.654 million.  In 2001, Znojmo improved in the key performance indicators of attendance and Drop per Head (“DpH”), the per guest average dollar value of gaming chips purchased.  Rozvadov achieved 15.6% revenue growth in the same period due to Drop per Head and win percentage (“WP”), the ratio of table game revenues to the value of all gaming chips purchased, gains.  Ceska, which faced the greatest influx of direct competition, realized a modest 2.3% revenue growth in 2001 versus the prior year despite the negative impact of a 15% decline in attendance.  Further, as a result of changeover of a portion of the slot machine inventory from outdated Aristocrat machines to newer-style Novomatics in all of the casinos, overall slot revenues grew to $1.093 million in the year ended December 31, 2001 versus $.632 million in the prior year, an increase of $461,000, or 72.9%.

Cost of Revenues

Cost of Revenues, which consists of direct operating expenses such as labor and operating supplies, increased 32% to $6.208 million in the year ended December 31, 2001 versus $4.691 million in the prior year.  The increase, which outpaced revenue gains during the year, can be attributed, in part, to the increased volume and table additions in Znojmo.  In addition, recent law changes regarding vacation, overtime, and night differential pay served to increase labor expenses in all of the Company’s casinos.  Further, in June 2001, the Czech Republic Ministry of Finance issued a pronouncement, whereby the tax treatment of reception revenue changed, which significantly increased the tax rate for this type of revenue.  In addition, the Company entered into revenue based lease agreements for replacements for a number of its older Aristocrat slot machines, which were not popular with the casinos’ clients, with new Novomatic machines.  Despite the fact that Novomatics have proven to generate net income in excess of the replaced Aristrocrats, the related revenue based lease expense has served to negatively impact the operating margin percentage.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses were $5.3 million in 2001, which represents a 7.8% increase over 2000.  This increase is the net result of cost reductions and increases in several areas, including increased marketing expenditures in the face of greater competition and to expand the Znojmo casino’s client base, increased repairs and maintenance expenses related to the Ceska property renovation, and reduced management company expenditures that were mainly attributable to savings in payroll expenses, development costs, and audit fees.

At $1.2 million, Income from Operation Exclusive of Interest and Depreciation and Amortization, which represents revenues minus cost of revenues and selling, general and administrative expenses, in the year ended December 31, 2001 improved by $411,000, or 50.1%, versus the year ended December 31, 2000 and represented 9.6% of total revenue, an improvement of 2.1 percentage points over the prior year.

Depreciation and amortization, which consists, primarily, of amortization of assets acquired during 1998 and 1999, increased from $1.8 million in 2000 to $1.9 million in 2001 due to equipment purchases in the Czech Republic.

Interest expense for the year ended December 31, 2001 was $4.0 million compared to $3.8 million for the year ended December 31, 2000.  The slight increase can be attributed to increased operating loan related interest expenditures in the Czech Republic.

Net Loss From Continuing Operations

The Company incurred a loss from continuing operations of approximately $4.6 million for the year ended December 31, 2001 as compared to $4.9 million in the year ended December 31, 2000, an improvement of 5.4%.

Business Units:

The Company’s results in 2001 are derived from a full year of activity of the European operations and the Corporate Headquarters in New York.  The following table depicts the operating results by business unit based on actual exchange rates:

	Year Ended December 31
	2001	2000	Variance
	Ceska, Czech Republic
Total number of guests	52,867	62,232	(9,365)
Average DpH (1)	$349	$338	$11
Total drop ($000) (2)	18,472	21,040	(2,568)
WP (3)	19.8%	18.2%	1.6
Total revenue ($000)	4,841	4,732	109
Operating expenses ($000)	(3,852)	(3,003)	(849)
Management fees ($000) (4)	(671)	(890)	219
Income from operations exclusive of interest and depreciation and amortization ($000)	318	839	(521)
	Rozvadov, Czech Republic
Total number of guests	33,623	34,270	(647)
Average DpH (1)	$288	$269	$19
Total drop ($000) (2)	9,688	9,202	486
WP (3)	19.2%	16.9%	2.3
Total revenue ($000)	2,396	2,071	325
Operating expenses ($000)	(1,857)	(1,439)	(418)
Management fees ($000) (4)	(335)	(322)	(13)
Income from operations exclusive of interest and depreciation and amortization ($000)	204	310	(106)
	Znojmo, Czech Republic
Total number of guests	62,766	53,634	9,132
Average DpH (1)	$339	$285	$54
Total drop ($000) (2)	21,302	15,310	5,992
WP (3)	15.7%	16.2%	(0.5)
Total revenue ($000)	5,537	3,654	1,883
Operating expenses ($000)	(4,022)	(3,027)	(995)
Management fees ($000) (4)	(718)	(595)	(123)
Income from operations exclusive of interest and depreciation and amortization ($000)	797	32	765
	Management Company, New York
Total revenue ($000)	—	3	(3)
Eliminations ($000) (5)	245	169	76
Operating expenses ($000)	(2,057)	(2,340)	283
Management fees ($000) (4)	1,724	1,807	(83)
Loss from operations exclusive of interest and depreciation and amortization ($000)	(88)	(361)	273
	Grand Total
Total number of guests	149,256	150,136	(880)
Average DpH (1)	$331	$303	$28
Total drop ($000) (2)	49,463	45,552	3,911
WP (3)	17.9%	17.3%	0.6
Total revenue ($000)	12,773	10,460	2,313
Operating expenses ($000)	(11,542)	(9,640)	(1,902)
Management fees ($000) (4)	—	—	—
Income from operations exclusive of interest and depreciation and amortization ($000)	1,232	820	412

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

Ceska, Czech Republic

In the year ended December 31, 2001, competition in Ceska’s local market increased dramatically as three casinos opened in the area.  In response, management sought to combat market challengers through a threefold strategy, which included upgrade of the casino facility, improvement of its service, and better recognition of the casino’s key high volume players.  Despite a 15% decline in attendance in the year ended December 31, 2001, Ceska managed to achieve a 2.3% revenue growth over the prior year.  The attendance reduction served to eliminate some overcrowding and to reduce the number of novice players in attendance.  These two factors helped to accelerate the pace of the games and contributed to the realization of an $11 DpH increase and a 1.6 percentage point increase in the casino’s 2001 total year WP.  As a result, total revenues in Ceska for the year ended December 31, 2001 were $4.8 million versus $4.7 million for the 2000 calendar year.  Operating expense increases served to more than offset the modest revenue gain as labor law changes, increased gaming taxes, slot machine related profit share payouts, increased marketing expenditures to combat competition, and increased repairs and maintenance expenditures related to the gaming area renovation all contributed to an $849,000 increase in total operating expenditures in the year ended December 31, 2001 versus the prior year.  As a result, the business unit’s Income from Operations Exclusive of Interest and Depreciation and Amortization was $318,000 in the year ended December 31, 2001, a decline of  $521,000 versus 2000.  In 2002, management’s plans include completion of the final stage of the property’s renovation, the reception and main entrance areas, and introduction of a card room, which will represent a new source of revenue for the casino and will require development of a different clientele base.

Rozvadov, Czech Republic

Rozvadov experienced a slight 1.9% decline in attendance in the year ended December 31, 2001, but the “quality” of its players improved, as evidenced by the realization of a $19 increase in the DpH.  The DpH growth, coupled with a 2.3 percentage point improvement in WP, fueled revenue growth of 15.7%, and the casino finished the year ended December 31, 2001 with total revenue of $2.4 million.  Management’s 2001 operating strategy included introduction of a new VIP recognition program, the addition of more German speaking staff, expansion/upgrade of the facility’s gaming equipment, and increase of gaming table limits.  Further, management was more selective about the types of in house promotions that were held in the 2001 calendar year, based on the goal of tailoring events to the likes of the casino’s key clients.  As in Ceska, labor law and tax changes as well as profit share agreements significantly increased operating expenses in the year ended December 31, 2001 versus the prior year, which served to more than offset the unit’s revenue gains versus the prior year.  As a result, Rozvadov finished the year ended December 31, 2001 with Income from Operations exclusive of Interest and Depreciation and Amortization of $204,000, which represents a 34.1% decline from that of the year ended December 31, 2000.  In 2002, management intends to continue to focus on its core group of major players and, if successful in Ceska, to expand its gaming services to include a card room, which will allow the casino to better utilize the gaming space on its lower level and provide it with a new potential source of revenue.

Znojmo, Czech Republic

Znojmo, which realized 51.5% revenue growth in the year ended December 31, 2001 and finished the year with total revenue of  $5.537 million versus the prior year total of $3.654 million, enjoyed 17.0% attendance growth and 18.9% improvement in its DpH.  Despite a slight .5 percentage point drop in WP, which can be attributed to the increased volume of players, the benefits of the attendance and DpH improvement resulted in revenue growth of $1.9 million.  Further, Znojmo’s revenue growth more than offset labor law, gaming tax, and other increases in expenses, and the casino realized flow through of $765,000, or 40.6%, of the $1.9 million  revenue improvement in the year ended December 31, 2001 versus 2000 to Income from Operations Exclusive of Interest and Depreciation and Amortization, which increased to $797,000 in the year ended December 31, 2001 from $32,000 in the prior year.

Znojmo’s attendance and DpH growth in the year ended December 31, 2001 reflected the success of management’s efforts to penetrate the Vienna market, the residents of which have the highest disposable income of any of Znojmo’s potential markets.  ACC’s product offers a more relaxed alternative to the Viennese casinos and has proven to be popular with Austrian gamblers in the region.  In May 2001, five additional gaming tables were put into operation, and in conjunction with this expansion, the casino’s weekend operating hours were expanded to “nonstop” action from Thursday afternoons through Monday mornings.

In 2002, management intends to focus on further expansion of its client base, the addition of four card tables, and improved personalized service for VIP players.  In January 2002, a new casino manager, who is fluent in German, was appointed, and it is anticipated that his presence will advance the quality of guest relations.

Liquidity and Capital Resources

The Company’s working capital deficit, defined as current assets minus current liabilities, decreased $8.3 million to a surplus of $94,000 at December 31, 2001 from a working capital deficit at December 31, 2000 of $8.2 million.  The decrease was due, primarily, to the sale of CDZ, the elimination of taxes payable to the DGA, and the reclassification of bond interest payable to long-term (as some of the interest will be converted to equity in 2002 and the residual interest is not expected to be paid in 2002.)

For the year ended December 31, 2001, the Company had net cash provided by continuing operations of $806,000.  This was primarily a $4.6 million loss from continuing operations, $1.9 million of depreciation and amortization, $767,000 of non-cash interest related to the amortization of debt discount recorded in connection with the warrants issued with the March 1998 and October 1999 Private Placements, other non-cash items of $283,000, and a $2.5 million net increase in cash attributable to changes in operating assets and liabilities.  For the year ended December 31, 2001, net cash from investing activities was $1.5 million and came, primarily, from the sale of CDZ.  For the year ended December 31, 2001, net cash from financing activities of $213,000 included proceeds from short-term obligations of $1.8 million, $1.6 million of repayments of short-term obligations and proceeds from the exercise of warrants of $56,575.

The Company has, from time to time, been in technical default of the Amended Indentures and is so as of December 31, 2001.  TWC relies upon the forbearance and waivers on the default of certain covenants from Value Partners, which represents a majority in interest of the holders of the Senior Notes. The Company has borrowed other amounts from Value Partners from time to time (some of which have been in technical default for which forbearance or waivers have been granted).  On February 23, 2001, Value Partners converted 5,657,453 of $0.01 warrants held by it.  With the exercise of those Warrants, Value Partners holds a controlling 51.32% of the Company’s issued and outstanding Common Stock with warrants to acquire up to 60.6% of such Common Stock.  At December 31, 2001, Value Partners owned 66% of the Company’s long-term debt.

Despite improvement in the results over the past three years, including net income of $2.4 million for the year ended December 31, 2001, the Company has a nominal working capital surplus and a stockholders’ deficit of $19.0 million as of December 31, 2001.  Further, the Company is highly leveraged and, from time to time, has been unable to pay its interest and accounts payable obligations when they become due.  The Company was unable to meet its September 2000, March 2001, and September 2001 interest payments in full (see Note 4 to the notes to Consolidated Financial Statements).  Waivers of default for non-payment of interest have been received from the majority holder of the Senior Notes through the earlier of:  (i) Ten days subsequent to the receipt of in excess of $5.0 million from any source by TWC or any of its subsidiaries; or (ii) January 1, 2003.  Under the conditions of the waivers, if the Company receives a sum in excess of $5.0 million on or before September 17, 2002, the accrued and unpaid interest as of September 17, 2002 shall become due on September 17, 2002.

The Company has taken several significant steps to improve its financial position, including (i) the December 2001 sale of CDZ, its under-performing Spanish casino, which reduced the Company’s liabilities by 23% ($1.3 million of the net proceeds have been earmarked for investment in a hotel or casino project); (ii) the March 2002 LA Bond Exchange of $4.8 million debt (and related accrued interest) for 37,233,234 shares of Company Common Stock (hence reducing long-term liabilities by $6.7 million, or 25%) (see Notes 4 and 12 of the Notes to Consolidated Financial Statements); (iii) the 2001 expansion of its facility in Znojmo, Czech Republic (from 11 to 17 gaming tables, five of which were added in May 2001); (iv) the renovation of its casino in Ceska Kubice, Czech Republic, which was completed in July 2001;

and (v) the March 2002 buyback (purchase) of the lease of the Znojmo casino building, which effectively reduced the interest rate by 13 percentage points.

Further, management believes that, subsequent to these improvements to its consolidated statements of operations and balance sheet, the Company is in a better position to seek additional financing, the proceeds from which would be used to (i) provide the Company with additional working capital to preserve and enhance the Company’s existing assets and (ii) acquire additional business units.  Additionally, the Company is studying the potential benefits of relocating one of its existing casinos as well as a proposed project to develop a fourth casino in Europe.  There can be no assurances that management’s plans will be realized.

The Company believes that its cash resources at December 31, 2001, together with 2002 developments (waivers and debt conversion discussed in Note 12 to the Consolidated Financial Statements) and anticipated cash provided by 2002 operations, are sufficient to fund its activities for the year ending December 31, 2002.  However, long-term liquidity is dependent on the Company’s ability to attain profitable operations and to secure additional financing.

In March 2001, Value Partners, Ltd, the majority holder of the Senior Notes, granted TWC forbearance and waiver of restrictions regarding incurrence of additional indebtedness in order to enable TWC’s subsidiaries in the Czech Republic to secure an operating loan.  On March 20, 2001 said operating loan was secured in the amount of approximately $792,000 and is collateralized by the Company’s parcel of land in Folmava, Czech Republic and the casino and staff buildings in Rozvadov, Czech Republic.  Proceeds from the loan were used to pay the approximately $231,000 remaining balance of an existing operating loan in the Czech Republic and to pay approximately $561,000 in gaming taxes owed to the local authorities for the year ended December 31, 2001.  The loan, which has an 18-month term and bears interest at a rate of 6.9% per annum, is being repaid in monthly installments through December 20, 2002.

In March 2002, the Company exercised its right to buyout (purchase) the Hate building lease.  The building lease buyout (purchase), the cost of which was approximately $1.4 million, was financed by a loan from a local Czech Republic bank.  The bank note, which is payable in monthly installments through December 2006, bears interest at 6.2% per annum and is collateralized by the Znojmo casino building, the Company’s Rozvadov casino and employee housing buildings, and the Company’s land in Folmava.

Plan of Operations and Important Factors to Consider:

TWC management will continue to develop marketing and operational strategies designed to increase attendance and revenues at its existing locations in the Czech Republic.

In 2001, the Company renovated the gaming area of the Ceska casino and added one electro-mechanical roulette table casino and replaced 24 of its existing Aristocrat slot machines with newer-style Novomatic slots.  In Rozvadov, one card table and one electro-mechanical roulette table were introduced, which leaves the casino with a total of 11 tables currently in operation.  In Znojmo, an additional five gaming tables were added in May 2001, which, coupled with the recent addition of one electro-mechanical roulette machine, leaves the facility with a total of 17 gaming tables currently in operation.  Also, 22 of Znojmo’s existing slot machines were replaced in 2001 with newer machines of a type that are generally preferred by the casino’s target client.

The Company is also studying a proposed project to develop a fourth casino in Europe.

Accumulated Deficit; Operating Losses

On December 31, 2001, the Company had an accumulated deficit of approximately $34.1 million and a stockholders’ deficit of $19.0 million.  For the year ended December 31, 2001, the Company earned a net income of approximately $2.4 million, primarily, as a result of the sale of CDZ, and incurred a loss from continuing operations of $4.6 million.  Further, the Company is highly leveraged and, from time to time, has been unable to pay its interest and accounts payable obligations when they become due.  The ability of the Company to achieve profitability from its continuing operations depends upon the successful management of gaming establishments in the Czech Republic, their expansion and possible relocation, the addition of business units, and the diversification of its operations to include other sources of revenue.  There can be no assurance that the Company will achieve profitability as a result of these operations or otherwise.

Need to Diversify

At this time, the Company has operations exclusively in the Czech Republic.  The Company is currently seeking to develop or acquire interests in gaming operations and hotels in Europe and the United States; however, there can be no assurance that the Company will be able to develop or acquire such new operations in the future.

Taxation of Gaming Operations

Gaming operators are typically subject to significant taxes and fees in addition to federal and state corporate income taxes, and such taxes and fees are subject to increase at any time.  Any material increase in these taxes or fees would adversely affect the results of operations of the Company.  The Czech Republic currently has a number of laws related to various taxes imposed by governmental authorities.  Applicable taxes include value added tax, corporate tax, charity tax, and payroll (social) taxes, together with others.  In addition, laws related to these taxes have not been in force for significant periods, in contrast to more developed market economies; therefore, implementing regulations are often unclear or nonexistent.  Accordingly, few precedents with regard to issues have been established.  Often, differing opinions regarding legal interpretations exist both among and within government ministries and organizations, creating uncertainties and areas of conflict.  Tax declarations, together with other legal compliance areas (for example, customs and currency control matters) are subject to review and investigation by a number of authorities, which are authorized by law to impose extremely severe fines, penalties and interest charges.  These facts create tax risks in the Czech Republic substantially more significant than typically found in countries with more developed tax systems.  Management believes that it has adequately provided for tax liabilities; however, the risk remains that relevant authorities in the Czech Republic could take differing positions with regard to interpretive issues and the effect on amounts paid for taxes, fines, penalties, and interest could be significant.

Dependence upon Key Personnel

The Company’s ability to successfully implement its strategy of expansion and diversification, manage the Czech casinos, and maintain a competitive position will continue to depend, in large part, on the ability of Mr. Rami S. Ramadan, the Company’s President, Chief Executive Officer (“CEO”), and Chief Financial Officer (“CFO”).  Prior to joining TWC in 1999, Mr. Ramadan served as Executive Vice President of Finance for the Ian Schrager Hotels and also held financial positions with Hyatt Hotels, Euro-Disney and Meridien Hotels.  The Company may also be highly dependent upon other key employees, casino managers and consultants whom the Company may retain from time to time.

Need for Additional Financing

Given the Company’s receipt of a conditional waiver regarding nonpayment of interest for the 2002 calendar year, management believes, although there can be no assurance, that existing cash, together with anticipated cash flows from operations, will be sufficient to satisfy its current obligations for the next twelve months.  The expected cash flow will not be sufficient to settle existing past due interest.  Further, the Company will require additional capital for expansion.  If such additional financing does not materialize, this would have a materially adverse effect on the financial condition and operations of the Company. The Company requires additional debt and/or equity financing for the acquisition of other businesses.  The Company’s ability to obtain additional financing may be limited for a number of reasons, including the fact that the Company is highly leveraged and more vulnerable to extended economic downturns.  This high leverage may adversely impact the holders of the Company’s equity and debt securities by impairing the Company’s ability to obtain additional financing needed for working capital, capital expenditures, acquisitions or general corporate purposes.  There can be no assurance that such financing will be available on terms favorable to the Company or at all.

In an effort to make the Company more attractive to potential investors, in addition to the continued improvement of the Company’s operations, management has also focused on improvement of the Company’s balance sheet through debt reduction initiatives.  In March 2002, management completed negotiation of the LA Bond Exchange, whereby the principal sum of $4.8 million dollars together with approximately $1.9 million in unpaid interest will be converted to 37,233,234 shares of Common Stock.  The issuance of additional shares will have a dilutive effect on potential future net income of the Company.  Under the terms of the LA Bond Exchange, which was approved by the holders of this debt in March 2002, the exchanged debt will be converted to Common Stock at a per share price of $0.18 (see Note 12 of the Notes to Consolidated Financial Statements).

With the issuance of the 37,233,234 shares of Common Stock in connection with the LA Bond Exchange, only 1,743,864 shares of the Company’s Common Stock remain available for issuance.  Of these 1,743,864 shares, 1,600,000 have been reserved for issuance upon the exercise of employee and non-employee director stock options.  With 7,350,075 warrants outstanding, there are not sufficient shares available for issuance in the event more than 143,864 warrants are exercised.  The Company will need to amend its Articles of Incorporation to provide for additional authorized shares to cover these outstanding warrants as well as for other general corporate purposes, including potential debt for equity exchanges.  It is anticipated that a proposal to amend the Articles of Incorporation of the Company to increase the number of authorized shares of capital stock will be presented to the stockholders for their consideration at the Company’s 2002 Annual Meeting being scheduled for this summer.

International Activities

Since July 1, 1999, the Company’s operations were totally outside of the United States.  Operating internationally involves additional risks relating to such things as currency exchange rates, different legal or regulatory environments, political and economic risks relating to the stability or predictability of foreign governments, differences in the manner in which different cultures do business, difficulties in staffing and managing foreign operations, differences in financial reporting, operating difficulties, different types of criminal threats and other factors.  The occurrence of any of these risks, if severe enough, could have a material adverse effect on the financial condition or results of operations of the Company.

Licensing and Regulation

The Company’s operations are subject to regulation by each local jurisdiction in which it operates or plans to operate business, as well as federal laws and the laws of any foreign country.  Each of the Company’s officers, and directors, and in certain instances, persons who have more than a 5% income or profit interest in, or who exercise significant influence over the activities of the Company, may be subject to strict scrutiny and approval from the gaming commission or other regulatory body of each jurisdiction in which the Company may conduct gaming operations.

The failure to obtain any license for properties upon which the Company plans to operate or manage a gaming establishment in the future would have a materially adverse effect on the Company’s business.  Obtaining required licenses can be time consuming and costly with no assurance of success.  In addition, the Company is subject to changes in the laws of the jurisdictions in which it operates, which could materially limit the Company’s ability to conduct business profitably.  In the event that a required license is not granted for any particular location, the

Company’s options would include effecting a transfer of substantially all of its related gaming assets to a different location or selling its interest in the gaming operations at that location to a third party. There can be no assurance that the Company would be able to relocate gaming assets or sell its interests on acceptable terms or at all, and the inability to do so would have a materially adverse effect upon the business and prospects of the Company.

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

No Dividends

The Company has not paid any dividends to date on its Common Stock, and does not expect to declare or pay any dividends in the foreseeable future.  The Company intends to retain future earnings, if any are generated, for investment in its operations.

Possible Adverse Effect of Issuance of Preferred Stock

The Company’s Articles of Incorporation authorize the issuance of 2,000,000 shares of “blank check” Preferred Stock, with designations, rights and preferences determined from time to time by its Board of Directors.  Accordingly, the Company’s Board of Directors is empowered, without further stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of the Common Stock.  In the event of issuance, the Preferred Stock could be used, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.  The Company has no current plans to issue any shares of Preferred Stock.  However, there can be no assurance that Preferred Stock will not be issued at some time in the future.

Dilutive Effect of Warrants

In March 1998, in connection with the completion of the Private Placement, the Company issued warrants to purchase approximately 9.5 million shares of the Company’s Common Stock.  In addition, in connection with the restructuring of the Senior Notes, in March 1998 the Company issued approximately 3.2 million warrants to purchase the Company’s Common Stock.  The Company also issued approximately 1.25 million warrants to purchase the Company’s Common Stock in connection with the October 1999 Private Placement.  The issuance of such securities will have a dilutive effect on any earnings that the Company might generate when the earnings are evaluated on a diluted basis.  At December 31, 2001, a total of 7,350,075 warrants are outstanding, which, if exercised, would represent 40.0% of the 18,372,977 shares of Common Stock that would be outstanding.

Item 7.  Financial Statements.

The following items are included in this Report:

Consolidated Financial Statements

INDEPENDENT AUDITORS’ REPORT

Board of Directors
Trans World Corporation

We have audited the accompanying consolidated balance sheet of Trans World Corporation and Subsidiaries as of December 31, 2001, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ deficit and cash flows for the years ended December 31, 2001 and 2000.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  We did not audit the financial statements of a former majority-owned subsidiary, which statements reflect total revenues of approximately $2.6 million and $3.9 million for the ten-month period ended October 31, 2001 and the year ended December 31, 2000, respectively.  Those financial statements were audited by other auditors, whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the former majority-owned subsidiary, is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trans World Corporation and Subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rothstein Kass & Company P.C.

Roseland, New Jersey
February 16, 2002, except for Note 12, which is as of March 27, 2002

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
December 31, 2001
(In thousands, except for per share data)

ASSETS
CURRENT ASSETS
Cash	$3,250
Other current assets	205
Total current assets	3,455
PROPERTY AND EQUIPMENT, less accumulated depreciation of $1,756	3,866

OTHER ASSETS
Goodwill, less accumulated amortization of $4,415	3,579
Deposits and other assets	873
4,452
$11,773
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Short-term debt	$709
Accounts payable	278
Accrued expenses and other current liabilities	2,374
Total current liabilities	3,361
LONG-TERM LIABILITIES
Long-term debt, less unamortized debt discount of $2,749	22,051
Interest payable	5,341
Total long-term liabilities	27,392

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock, $.001 par value, 2,000 shares authorized,
none issued
Common stock $.001 par value, 50,000 shares authorized,
11,022 shares issued and outstanding	11
Additional paid-in capital	15,067
Accumulated other comprehensive income	62
Accumulated deficit	(34,120)
Total stockholders’ deficit	(18,980)
$11,773

See accompanying notes to consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2001 and 2000
(In thousands, except for per share data)

	2001	2000
REVENUES	$12,773	$10,460

COSTS AND EXPENSES
Cost of revenues	6,208	4,691
Depreciation and amortization	1,920	1,775
Selling, general and administrative	5,333	4,949
	13,461	11,415
LOSS FROM OPERATIONS	(688)	(955)

OTHER INCOME (EXPENSE)
Interest income	32	30
Interest expense	(3,969)	(3,805)
Loss on sale of assets	(8)
Foreign exchange loss	(5)	(115)

	(3,950)	(3,890
LOSS FROM CONTINUING OPERATIONS	(4,638)	(4,845)

DISCONTINUED OPERATIONS, net of tax of $0 Loss from operations of discontinued Casino de Zaragoza	(1,456)	(1,421)
Gain on sale of Casino de Zaragoza	8,540

INCOME/(LOSS) FROM DISCONTINUED OPERATIONS	7,084	(1,421)

NET INCOME/(LOSS)	$2,446	$(6,266)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, basic and diluted	10,201	5,365
INCOME (LOSS) PER COMMON SHARE, basic and diluted
From continuing operations	$(0.45)	$(0.91)
From discontinued operations	0.69	(0.26)
Net income/(loss)	$0.24	$(1.17)
COMPREHENSIVE INCOME/(LOSS)

Net income/(loss)	$2,446	$(6,266)
Other comprehensive income, foreign currency translation adjustment, net of a $1,807 reclassification adjustment in 2001 for gains recognized in net income	(1,446)	473
Comprehensive income/(loss)	$1,000	$(5,793)

See accompanying notes to consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
Years Ended December 31, 2001 and 2000
(In thousands, except for per share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balances, January 1, 2000	5,365	$5	$15,016	$1,035	$(30,300)	$(14,244)
Foreign currency translation adjustment				473		473
Net loss					(6,266)	(6,266)
Balances, December 31, 2000	5,365	5	15,016	1,508	(36,566)	(20,037)
Exercise of warrants	5,657	6	51			57
Foreign currency translation adjustment, net				(1,446)		(1,446)
Net income					2,446	2,446
Balances, December 31, 2001	11,022	$11	$15,067	$62	$(34,120)	$(18,980)

See accompanying notes to consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTSOF CASH FLOWS
Years Ended December 31, 2001 and 2000
(In thousands, except for per share data)

	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$2,446	$(6,266)
Adjusted for discontinued operations	(7,084)	1,421
Loss from continuing operations	(4,638)	(4,845)
Adjustments to reconcile loss from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	1,920	1,775
Non-cash interest	767	735
Other non-cash items	283
Increase (decrease) in cash attributable to changes
in operating assets and liabilities:
Other current assets	(54)	650
Other assets	(83)	7
Accounts payable, accrued expenses and other liabilities	2,611	2,741
Net cash provided by continuing operations	806	1,063
Net cash used in discontinued operations	(640)	(250)
NET CASH PROVIDED BY OPERATING ACTIVITIES	166	813
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of Casino de Zaragoza, net	1,643
Proceeds from the sale of other property	13
Purchases of property and equipment	(161)	(284)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,495	(284)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term debt	1,792	600
Payments of short-term debt	(1,636)	(426)
Payments of deferred financing costs		(330)
Proceeds from exercise of warrants	57
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	213	(156)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	91	(22)
NET INCREASE IN CASH	1,965	351
CASH
Beginning of year	1,285	934
End of year	$3,250	$1,285
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION,
Cash paid during the year for: Interest	$1,054	$2,078
Income taxes, foreign	$—	$15
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Conversion of accounts payable to short-term debt	$216	$—

See accompanying notes to consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data)

NOTE 1 - Nature of Business and Liquidity

Overview

Trans World Corporation and Subsidiaries (collectively the “Company”), a Nevada corporation, is primarily engaged in the gaming business in the Czech Republic.  The Company’s Spanish operations were sold in December 2001.

Gaming Operations - Czech Republic

The Company owns and operates two casinos in the western Czech Republic, close to the border of the German State of Bavaria.  The larger casino, located in Ceska Kubice, currently has 15 gaming tables and 60 slot machines.  The smaller casino, located in Rozvadov, currently has 11 gaming tables and 30 slot machines.  Additionally, the Company owns and operates a casino in the southern Czech Republic, close to the border of Austria.  This casino, located in Hate (near Znojmo), currently has 17 gaming tables and 50 slot machines.

Discontinued Gaming Operations - Spain

The Company held a majority interest in Casino de Zaragoza S.A. (“CDZ”), which owns the license to operate the only casino in the Spanish province of Aragon.  The casino, which operated nine gaming tables and 24 slot machines, was situated 15 miles outside of Zaragoza, and had been operating at a loss since its April 1998 acquisition by the Company.  As part of the terms of that acquisition, the Company had negotiated an agreement with the local representatives of an agency of the provincial government, the Diputacion General de Aragon (“DGA”), to allow the casino to relocate from its present position to the center of downtown Zaragoza, subject to a decree.  As a result of excessive delays by the local Spanish authorities in authorizing the casino’s relocation, coupled with the business unit’s mounting losses, the Company elected to divest itself of the casino, and in December 2001, the Company sold its interest in CDZ to a local Spanish casino operator (see Note 11).

Liquidity

At December 31, 2001, the Company has a nominal working capital surplus and a stockholders’ deficit of $18,980.  Further, in spite of the recent debt conversion initiative discussed below, the Company is highly leveraged with debt and was unable to meet its September 2000, March 2001, and September 2001 interest payments in full (see Note 4).  The Company has taken several steps to improve its consolidated financial position, including (i) the December 2001 sale of its under-performing Spanish casino ($1,300 of the net proceeds have been earmarked for potential investment in a hotel or casino project); (ii) the March 2002 debt (and related accrued interest) conversion to equity (hence reducing liabilities by $6,700) (see Notes 4 and 12); (iii) the 2001 expansion of its facility in Znojmo, Czech Republic (from 11 to 17 gaming tables, five of which were added in May 2001); (iv) the renovation of its casino in Ceska Kubice, Czech Republic, which was completed in July 2001; and (v) the March 2002 buyout (purchase) of the Hate casino building lease.

In light of the steps taken by management (discussed in the preceding paragraph), management believes that the Company is in a better position to seek additional financing, the proceeds from which would be used to (i) provide the Company with supplementary working capital to preserve and enhance the Company’s existing assets and (ii) acquire new business units.  Additionally, the Company is studying the potential benefits of relocating one of its existing casinos as well as a proposed project to develop a fourth casino in Europe.  There can be no assurances that management’s plans will be realized.

The Company believes that its cash resources at December 31, 2001, together with 2002 developments (waivers and debt conversion discussed in Note 12) and anticipated cash provided by 2002 operations, are sufficient to fund its activities for the year ending December 31, 2002.  However, long-term liquidity is dependent on the Company’s ability to attain profitable operations and to secure additional financing.

NOTE 2 - Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

Cash - Cash consists of cash in banks and on hand.  The Company maintains its bank accounts at several financial institutions, which, at times, may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits.  In addition, the FDIC does not insure the Company’s foreign cash, which totaled $2,852 at December 31, 2001.  The Company has not incurred any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Property and Equipment - The property and equipment total is stated at cost less accumulated depreciation and amortization.  The Company provides for depreciation and amortization using the straight-line method over the following estimated useful lives:

Asset	Estimated Useful Life
Building and improvements	4-45 years
Gaming equipment	4-12 years
Furniture, fixtures and other equipment	3-12 years

Pre-opening and development costs - Pre-opening and development costs incurred in connection with the pursuit and development of new gaming projects in various jurisdictions are expensed as incurred.

Goodwill - Goodwill, which represents the excess of cost of acquired companies over the fair value of their net assets at dates of acquisition, was being amortized on a straight-line basis over 7 years through December 31, 2001 (see New Accounting Pronouncements).

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

Earnings/(Loss) Per Common Share - Earnings/(loss) per common share is based on the weighted average number of common shares outstanding.

The Company complies with Statement of Financial Accounting Standards (“SFAS”) 128, “Earnings Per Share,” which requires dual presentation of basic and diluted earnings per share.  Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the year.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

As the Company had a net loss from continuing operations for the years ended December 31, 2001 and 2000, diluted earnings per share equals basic earnings per share as potentially dilutive common stock equivalents (see Note 10) are antidilutive.  The average market price per share of the Company’s common stock for the years ended December 31, 2001 and 2000 was $0.07 and $0.29, respectively.  If the Company would have had income from continuing operations for the years ended December 31, 2001 and 2000, the denominator (weighted average common shares outstanding) in the diluted earnings per share calculation would have increased, through application of the treasury stock method, for each class of option or warrant for which the average market price per share of the Company’s common stock exceeded the common stock equivalents’ exercise price.

Income Taxes - The Company complies with SFAS 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Casino Revenue - Casino revenue is the net win from gaming activities, which is the difference between gaming wagers and the amount paid out to patrons, plus revenue generated from ancillary services.

Promotional Allowances - Promotional allowances primarily consist of food and beverages furnished gratuitously to customers.  For the years ended December 31, 2001 and 2000, revenues do not include the retail amount of food and beverage of $502 and $373, respectively, provided gratuitously to customers.  The cost of these items of $349 and $259, respectively, is included in cost of revenues.

Fair Value of Financial Instruments - The fair values of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” approximate their carrying amounts presented in the consolidated balance sheet at December 31, 2001.

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

New Accounting Pronouncements - In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No.’s 141 and 142, “Business Combinations” and “Goodwill and Other Intangibles.”  SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.  Under SFAS No. 142, effective the first quarter of the year ending December 31, 2002, goodwill will no longer be subject to amortization over its estimated useful life; rather, goodwill will be subject to at least an annual assessment for impairment applying a fair-value based test.  Additionally, an acquired intangible asset will be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so.  The Company is in the process of determining the impact of these pronouncements on its consolidated financial position and results of operations.

In August 2001, FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  This statement established a single accounting model, based upon the framework established in SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” for long-lived assets to be disposed of by sale and to address significant implementation issues.  In light of its December 2001 sale of CDZ, the Company has elected early adoption of this standard.  Accordingly, the Company has presented the operations of its Spanish casino as discontinued operations for the years ended December 31, 2001 and 2000.

Reclassifications - Certain prior year amounts have been reclassified to conform to the 2001 presentation.

NOTE 3 -          Property and Equipment

At December 31, 2001, property and equipment consists of the following:

Land	$1,038
Building and improvements	908
Gaming equipment	1,703
Furniture, fixtures and other equipment	1,961
Construction in progress	12

5,622
Less accumulated depreciation and amortization	(1,756)

$3,866

NOTE 4 -          Long-Term Debt

At December 31, 2001, long-term debt consists of the following:

12% Senior Secured Promissory Notes (a) (d)	$17,000
12% Secured Senior Bonds (b)	4,800
12% Senior Secured Note (c) (d)	3,000
24,800
Less unamortized debt discount	(2,749)
$22,051

(a)       In March 1998, the Company borrowed $17,000 ($9,000 from Value Partners, Ltd. — “Value Partners”) in a private placement (“March 1998 Private Placement”).  The loan is represented by 12% Senior Secured Notes (“the March 1998 Senior Notes”) issued pursuant to indentures by and among the Company and an independent indenture trustee.  The March 1998 Senior Notes, which are due March 2005, require mandatory prepayments based upon excess cash flows generated from the Company’s Czech subsidiary 21st Century Resorts a.s. (“Resorts”).  The March 1998 Senior Notes are collateralized by substantially all of Resort’s gaming equipment and a majority interest in the capital stock of all of the Company’s subsidiaries.  In addition to the March 1998 Senior Notes, each investor received a proportionate share of warrants to purchase 7,087 shares of the Company’s common stock.

Of the $17,000 principal amount of notes and warrants issued in the March 1998 Private Placement, the Company allocated approximately $4,700 as the estimated value of the warrants issued with the notes.  This amount is being amortized as additional interest expense with a corresponding increase to notes payable over the lives of the respective notes using the effective interest method until such notes are repaid.  At December 31, 2001, approximately $2,340 has been amortized and the remaining balance of approximately $2,360 at December 31, 2001 is reflected as a reduction of notes payable.

(b)      In March 2002, an exchange agreement, whereby these bonds (and related interest payable of approximately

$1,902) will be converted into shares of the Company’s common stock, was approved by the holders of this debt (see Note 12).

(c)       In October 1999, the Company borrowed $3,000 ($2,700 from Value Partners) in a private placement (“October

1999 Private Placement”).  The loan is represented by 12% Senior Secured Notes (“October 1999 Senior Notes”) issued pursuant to indentures by and among the Company and an independent indenture trustee.  The October 1999 Senior Notes, which are due March 2005, require mandatory prepayments based upon excess cash flows generated from Resorts.  The October 1999 Senior notes are collateralized by primarily all of Resort’s gaming equipment and a majority interest in the capital stock of all of the Company’s subsidiaries (except CDZ).  In addition to the October 1999 Senior Notes, each investor received a proportionate share of warrants to purchase 1,251 shares of the Company’s common stock.

Of the $3,000 principal amount of notes and warrants issued in the October 1999 Private Placement, the Company allocated approximately $625 as the estimated value of the warrants issued with the notes.  This amount is being amortized as additional interest expense with a corresponding increase to notes payable over the lives of the respective notes using the effective interest method until such notes are repaid.  At December 31, 2001, approximately $236 has been amortized and the remaining balance of approximately $389 at December 31, 2001 is reflected as a reduction of notes payable.

(d)      The Company was not in compliance with certain covenants (nonpayment of interest and the incurrence of additional indebtedness – see Notes 1 and 12) of its long-term debt obligations.  In March 2002, the Company received waivers on the defaults from the holder of the majority interest of those debt instruments (Value Partners) (see Note 12).

NOTE 5 -          Accrued Expenses and Other Current Liabilities

At December 31, 2001, accrued expenses and other current liabilities consists of the following:

Accrued Czech gaming and charity taxes	$1,348
Accrued compensation	251
Other	775
$2,374

NOTE 6 -          Commitments and Contingencies

Lease Obligations - The Company is obligated under operating leases relative to its various facilities expiring through 2010.  Future aggregate minimum annual rental payments under all of these leases (excluding Hate’s building lease – see Note 12) for the next five years are as follows:

Year ending December 31,
2002	$103
2003	85
2004	85
2005	68
2006	17

Rent expense under these leases (including Hate’s building lease) amounted to approximately $437 and $465 for the years ended December 31, 2001 and 2000, respectively.

Employment Agreements - The Company has entered into employment agreements with certain of its executives, which provide for annual compensation plus, in most cases, participation in future benefit programs and stock options plans.  As of December 31, 2001, future annual compensation under these employment agreements is as follows:

Year ending December 31,
2002	$422
2003	272
2004	272

In addition, the Company has entered into severance agreements with certain executives through December 2002.  Future payments under these agreements (all of which have been accrued as of December 31, 2001) approximate $251 for the year ending December 31, 2002.

Consulting Agreements - The Company has entered into consulting agreements in Czech Republic until 2005.  Future annual payments under these consulting contracts are $27 for each of the next four years.

Foreign activities - During the years ended December 31, 2001 and 2000, the Company’s operations were entirely outside of the United States.  Operating internationally involves additional risks relating to such things as currency exchange rates, different legal and regulatory environments, political and economic risks relating to the stability or predictability of foreign governments, differences in the manner in which different cultures do business, difficulties in staffing and managing foreign operations, differences in financial reporting, operating difficulties, different types of criminal threats and other factors.  The occurrence of any of these risks, if severe enough, could have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

Litigation (former President and Chief Operating Officer) – On October 6, 2000, the Company’s former President and Chief Operating Officer, Andrew Tottenham (“former President”), commenced an action against the Company in the United States District Court for the Southern District of New York.  The former President seeks to recover for alleged wrongful conduct in connection with his separation of employment from the Company.  The former President has amended his complaint twice, most recently on January 26, 2001 to interpose a Second Amended Complaint.  In the Second Amended Complaint, the former President alleges claims for (1) $1,153 for breach of an employment contract, (2) $93 for breach of an oral contract, (3) equitable and monetary damages in an unspecified amount based on a derivative stockholder’s suit/breach of fiduciary duty, (4) monetary damages in an unspecified amount for conversion, (5) monetary damages in an unspecified amount for fraud, and (6) indemnification in an unspecified amount.

On February 23, 2001, the Company answered denying the material allegations of the former President’s claims, as well as asserting several counterclaims.  The Company believes it has meritorious defenses to the former President’s claims and intends to defend against them vigorously.  Discovery is underway with the deadline for completion of depositions being March 29, 2002.  There have been no other motions or proceedings in the case.  Accordingly, no provision for liability to the Company that may result upon adjudication has been made in the accompanying consolidated financial statements.

Litigation (former President and Chief Operating Officer) – In July 2001, the Company commenced an action in Spanish court against the Company’s former President (“Juicio Verbal 530/01”) claiming ownership and demanding the return of one CDZ share that was transferred to him for administration purposes in conjunction with the Company’s April 1998 acquisition of CDZ.  In this case, the “First Instance Court” declared on July 31, 2002 that it does not have territorial competence to decide the matter, and that court resolution was appealed by the Company.  The Company won its appeal on February 28, 2002, and a decision on the share ownership dispute by the “First Instance Court” is expected sometime later in 2002.  The Company, based on advice of its Spanish legal counsel, believes its case against the Company’s former President is strong and accordingly, no provision for liability to the Company that may result upon adjudication has been made in the accompanying consolidated financial statements.

Litigation (former President and Chief Operating Officer) – In October 2001, the Company’s former President filed a suit in Spanish court against the Company, CDZ, and CDZ’s former President (“Juicio Ordinario 878/01”) applying for the annulment of the recapitalization of CDZ agreed in September 2000 and executed in April 2001 and claiming for his right as holder and alleged owner of one CDZ share to subscribe and pay all the shares subscribed and paid by the Company and CDZ’s former president.  This case has been suspended until a final sentence has been announced in Juicio Verbal 530/01.  However, the former President appealed the decision, and the Company has contested that appellation.  The Company, based on advice of its Spanish legal counsel, believes that a favorable outcome of Juicio Verbal 530/01 will impact Juicio Ordinario 878/01 in that Juicio Ordinario 878/01 would also be ruled in the Company’s favor.  Nevertheless, the Company believes it has meritorious defenses to the former President’s claims with respect to Juicio Ordinario 878/01 and intends to defend against them vigorously as well as to vigorously pursue its claims against the former President.  Accordingly, no provision for liability to the Company that may result upon adjudication has been made in the accompanying consolidated financial statements.

Litigation (Choice Capital Corporation) In October 2001, the Company filed a “Complaint for Damages” against Choice Capital Corporation, a/k/a Choice International Corporation (“Choice”) and Jude Onukuwa in the Superior Court of Fulton County, Georgia.  The Company seeks to recover payments made to Choice in connection with a potential financing deal that Choice did not consummate.  In addition, the Company seeks to win awards for interest, attorney fees, damages for lost profits, and punitive damages.  In November 2001, Choice answered to the complaint, denying the material allegations of the complaint.  Further, Choice’s response includes a counterclaim against the Company, which seeks punitive damages of $1,200 for lost commissions related to the unconsummated deal.  The discovery period is underway and will run until June 1, 2002.  The Company believes that it has a strong case against Choice and that it has meritorious defenses to Choice’s counterclaims and intends to pursue the Company’s claims vigorously as well as to defend against Choice’s claims vigorously.  Accordingly, no provision for liability to the Company that may result upon adjudication has been made in the accompanying consolidated financial statements.

Other litigation - The Company is not currently involved in any other material legal proceeding nor was it involved in any other material litigation during the year ended December 31, 2001.

Taxing Jurisdiction - The Czech Republic currently has a number of laws related to various taxes imposed by governmental authorities.  Applicable taxes include value added tax (“VAT”), charity tax, corporate tax, and payroll (social) taxes, together with others.  In addition, laws related to these taxes have not been in force for significant periods, in contrast to more developed market economies; therefore, regulations are often unclear or nonexistent.  Accordingly, few precedents with regard to issues have been established.  Often, differing opinions regarding legal interpretations exist both among and within government ministries and organizations, thus, creating uncertainties and areas of conflict.  Tax declarations, together with other legal compliance areas (as examples, customs and currency control matters) are subject to review and investigation by a number of authorities, which are enabled by law to impose extremely severe fines, penalties and interest charges.  These facts create tax risks in the Czech Republic substantially more significant than typically found in countries with more developed tax systems.  Management believes that it has adequately provided for tax liabilities.

NOTE 7 -          Stockholders’ Deficit

In February 2001, Value Partners exercised warrants to purchase 5,657 shares of the Company’s common stock at $0.01 per share.

NOTE 8 -          Other Balance Sheet Items

Deposits and Other Assets - Included in deposits and other assets at December 31, 2001 are approximately $609 in restricted deposits relating to Czech license bond requirements, $200 in deferred financing costs and other items aggregating $64.

Short-term Debt - At December 31, 2001, short-term debt primarily consisted of an approximate $476 bank note payable in installments through December 2002.  The debt, which is collateralized by the Company’s casino in Rozvadov, the Company’s land in Folmava, Czech Republic and guaranteed by Resorts, bears interest at approximately 7% and is subject to certain covenants.  Also included in the December 31, 2001 short-term debt balance was $233 (including accrued interest of $17) related to a short-term promissory note associated with outstanding legal fees from the year ended December 31, 2000 owed by the Company.  The note, which bears interest at a rate of 8% per annum, matured on December 31, 2001 and was extended through January 1, 2003 in the principal amount of $233 at an interest rate of 7% per annum.  Under the terms of the note, the Company must keep any future activity of its account in good standing, which it has done.

NOTE 9 -          Income Taxes

At December 31, 2001, the Company had U.S. and foreign net operating loss carry forwards (“NOL’s”) of approximately $29,656 and $1,456, respectively, available to offset certain future taxes payable.  However, the February 2001 warrant exercise to approximately 5,657 shares of the Company’s common stock triggered delays and significant limitations of preexisting U.S. NOL’s, pursuant to Internal Revenue Code Section 382, to the extent that substantially all of the Company’s existing U.S. NOL’s can not be utilized.  Further, based on limited analysis, the Company believes that the March 2002 Exchange Agreement (see Note 12) creates further delays and limitations.  Hence, disclosure of the Company’s U.S. deferred tax asset position (which is fully reserved) is deemed to be insignificant.  The foreign NOL resulted in an estimated $450 deferred tax asset at December 31, 2001.  A full valuation allowance has been established for this deferred tax asset since its realization is considered unlikely.

The U.S. NOL’s expire between 2009 and 2021.  The foreign NOL’s expire between 2003 and 2008.  The following table presents the U. S. and foreign components of pretax loss from continuing operations before income taxes for the years ended December 31, 2001 and 2000:

	2001	2000
U.S.	$(6,180)	$(5,689)
Foreign	1,542	844
	$(4,638)	$(4,845)

The following table presents the principal reasons for the differences between the effective tax rate and the U.S. federal statutory income tax rate attributable to continuing operations for the years ended December 31, 2001 and 2000:

	2001	2000
U.S federal statutory income tax rate	(34)%	(34)%
Effect of differences in foreign tax rates	(19)	(14)
Effect of non-deductibility of goodwill amortization	8	8
Effect of NOL’s (including limitations) and valuation allowances, net	45	40
Other
	—%	—%

NOTE 10 -        Warrants and Stock Options

Warrants

For the years ended December 31, 2001 and 2000, warrant activity is as follows:

Price Per Share	Balances, January 1, 2000 and 2001 (a)	Granted 2001	Exercised 2001	Expired 2001	Balance, December 31, 2001
$1.50	3,200				3,200
1.00	960				960
0.59	250			(250)
0.01	8,848		(5,657)		3,191
	13,258		(5,657)	(250)	7,351

(a)  There was no warrant activity during the year ended December 31, 2000.

All warrants outstanding at December 31, 2001 are exercisable.

Stock Option Plans

The Company has incentive and non-statutory stock option plans under which certain key employees may purchase up to a total of 2,000 common shares of the Company.  Under the incentive stock option plan, the exercise price can not be less than the fair market value of a share on the date of grant or at 110 percent of the fair market value on the date of grant, if, any employee owns more than ten percent of the total combined voting power of all classes of outstanding stock of the Company.  In addition, the incentive stock option plan provided for automatic grant of an option to purchase 2 shares of common stock to non-employee directors on a quarterly basis.  In the case of a non-statutory stock option, the exercise price may be any amount determined by the Board on the date of grant, but not less than the par value of the stock subject to the option.

During 1999, in light of diminishing shares remaining available for grant to non-employee directors, the Company’s Board of Directors approved the 1999 Non-Employee Director Stock Option Plan (the “1999 Plan”), which was amended in July 2000.  Under the 1999 Plan, an aggregate of 250 shares of the Company’s common stock were reserved for issuance pursuant to options issued pursuant to the 1999 Plan.  The 1999 Plan provides for an automatic grant of an option to purchase 2 shares of common stock to non-employee directors on a quarterly basis through the second quarter of 2000 and 2.5 shares of common stock on a quarterly basis thereafter.  Under the 1999 Plan, the exercise price shall equal the fair market value of the Company’s common stock on the date of grant.  Options issued under the 1999 Plan shall be immediately exercisable over ten years.

The activity in the stock option plans is as follows:

	Options	Range	Average
Balance outstanding, January 1, 2000 (a)	634	$0.24-9.00	$0.93

Granted	227	0.17-0.55	0.35
Expired (a)	(312)	0.24-3.13	0.63

Balance outstanding, December 31, 2000	549	0.17-9.00	0.69

Granted	250	0.03-0.61	0.27

Expired	(13)	9.00	9.00

Balance outstanding, December 31, 2001	786	$0.03-2.00	$0.44

Exercisable, December 31, 2001	786	$0.03-2.00	$0.44

(a)  Restated to reflect pre-2001option expirations related to terminated employees and directors.

There were no options exercised during 2001 or 2000.  The option price per share was equal to or above the market value of the underlying stock on the date of grant.  Options generally expire between five and ten years after the date of grant or earlier upon termination, as defined in the plans.

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

	2001	2000
Net income/(loss)
As reported	$2,446	$(6,266)
Pro forma	2,380	(6,337)

Income/(loss) per common share,
basic and diluted
As reported	$0.24	$(1.17)
Pro forma	$0.23	(1.18)

The fair value of each option grant is calculated using the following weighted average assumptions:

	2001	2000
Expected life (years)	5-10	5
Risk-free rate	5.5%	6%
Volatility	172%	140%
Dividend yield	0%	0%

NOTE 11 -        Discontinued Operations

In December 2001, the Company sold its majority interest in CDZ to an unrelated Spanish casino operator (the “Buyer”) for 11,119 Euros (including the Buyer’s assumption of CDZ’s liabilities of 7,505 Euros).  Of the gross sales amount, 1,955 Euros (or approximately $1,736 using the exchange rate in effect at the time of the sale) was received directly by the Company (reduced by approximately $481 of closing costs, some of which were paid prior to 2001 and some of which will be paid in 2002) and 1,659 Euros (or approximately $1,473 using the exchange rate in effect at the time of the sale) were paid by the Buyer directly to CDZ on behalf of the Company to offset the Company’s existing liability to CDZ.  In connection with the transaction, the Company realized a net gain of approximately $8,540 (including $1,807 of previously unrealized foreign currency translation adjustments).  Summary operating results of discontinued operations for the years ended December 31, 2001 and 2000 are as follows:

	2001	2000
Revenues	$2,622	$3,905

Costs and expenses
Cost of revenues	2,353	3,087
Depreciation and amortization	715	846
Selling general and administrative and other	1,010	1,393
	4,078	5,326
Net loss	$(1,456)	$(1,421)

The Company is party to two actions in Spanish court relative to CDZ (see Note 6).

NOTE 12-         Subsequent Events

In March 2002, the Company received waivers on payment of interest related defaults under the March 1998 Senior Notes and October 1999 Senior Notes through the earlier of:  (i) Ten days subsequent to the receipt of in excess of $5,000 from any source, including borrowing or the sale of equity; or (ii) January 1, 2003.  As a result of the receipt of waivers, the Company has classified all interest payable related to the March 1998 Senior Notes and the October 1999 Senior Notes aggregating $3,439 as long-term on the accompanying December 31, 2001 consolidated balance sheet.  In the event that the Company obtains funds in excess of $5,000 on or before September 17, 2002, the accrued unpaid interest due as of September 17, 2002 shall be due on September 17, 2002.

In March 2002, the Company executed an Exchange Agreement with the holders of $4,800 12% Secured Senior Bonds whereby this debt, together with $1,902 of accrued and unpaid interest, will be exchanged for 37,233 shares of the Company’s common stock at a conversion price of $0.18 per share.

In March 2002, the Company received waivers on incurrence of additional indebtedness related defaults under the March 1998 Senior Notes and exercised its right to buyout (purchase) the Hate building lease.  The building lease buyout (purchase), the cost of which was approximately $1,393, was financed by a loan from a local Czech Republic bank.  The bank note, which is payable in monthly installments through December 2006, bears interest at 6.2% per annum and is collateralized by the Hate casino building, the Company’s Rozvadov casino and employee housing buildings, and the Company’s land in Folmava.

REPORT OF INDEPENDENT AUDITORS

Board of Directors

Casino de Zaragoza, S.A.

We have audited the accompanying consolidated balance sheets of CASINO DE ZARAGOZA, S.A. AND SUBSIDIARIES as of October 31, 2001 and December 31, 2000, and the related consolidated statements of operations, shareholders’ equity and cash flows for the ten month period and year then ended.  These financial statements are the responsibility of Casino de Zaragoza, S.A.’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Casino de Zaragoza, S.A. and Subsidiaries as of October 31, 2001 and December 31, 2000, and the consolidated results of its operations and its cash flows for ten month period and year then ended  in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As more fully described in Note 7, the Company suffered significant losses from operations and has a working capital and stockholders’ deficit at October 31, 2001, that raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 7.  The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

ERNST & YOUNG

Represented by:

/s/ Juan Pedro Gómez Quiroga

Zaragoza, Spain

March 26, 2002

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 9.  Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the Exchange Act.

The following table provides information as of March 7, 2002 with respect to each of the Company’s directors and each Executive Officer:

Name	Age	Position in the Company	Director or Executive Since
Rami S. Ramadan	52	CEO, CFO, President and Director	1999
Julio E. Heurtematte, Jr (1)	66	Director	1998
Malcolm M.B. Sterrett (1)	59	Director	1998
Geoffrey B. Baker (1,2)	53	Director	1999

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

Information about the Board and its Committees:

The Company’s Board of Directors manages the business and affairs of the Company.  Meetings of the Board are held quarterly and on an as-needed basis.  The Board has established several committees, described below, which also meet on an as-required basis during the year.  The Board held three meetings and acted by consent through weekly conference calls conducted during the Company’s fiscal year ended December 31, 2001.  No director of the Company attended fewer than 75% of the total number of meetings of the Board or meetings of committees of the Board during the year ended December 31, 2001.

The Board of Directors has established the following committees:

Audit Committee

The Audit Committee reviews and approves internal accounting controls, internal audit operations and activities, the Company’s annual report and audited financial statements, the selection of the Company’s independent auditors, the activities and recommendations of the Company’s independent auditors, material changes in the Company’s accounting procedures, the Company’s policies regarding conflicts of interest and such other matters as may be delegated by the Board.  The Audit Committee, composed of Messrs. Baker, Heurtematte and Sterrett, all non-employee directors, met once and acted by consent through three conference calls in 2001.

Compensation Committee

The Compensation Committee sets the compensation for executive officers of the Company and sets the terms of grants of awards under the Company’s 1993 Incentive Stock Option Plan (the “1993 Plan”), the Company’s 1998 Stock Option Plan (the “1998 Plan”), the 1999 Non-Employee Director Stock Option Plan and any other equity-based compensation plans adopted by the Company. The Compensation Committee, composed of Messrs. Baker, Heurtematte and Sterrett, met once in 2001.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers, directors and persons who own more than 10% of the Company’s Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”) and the National Association of Securities Dealers, Inc. by certain dates.  The Company’s directors and executive officers satisfied these filing requirements for the fiscal year ended December 31, 2001.  On February 23, 2001, Value Partners, the Company’s majority bondholder, converted 5,657,453 of $0.01 warrants held by it, which leaves Value Partners with a controlling 51.32% of the Company’s issued and outstanding Common Stock, based on its report of ownership filed with the SEC and forwarded to the Company.  The Company knows of no other person who owns 10% or more of the Company’s Common Stock.

Item 10.             Executive Compensation.

Summary of Cash and Certain Other Compensation:

The following table sets forth the cash and non-cash compensation paid or earned during the fiscal years ending December 31, 2001, 2000, and 1999 by the Chief Executive Officer(s) and Chief Financial Officer of the Company (the “Named Officers”) during those periods.

Summary Compensation Table

	Annual Compensation					Long Term Compensation
	Year	Salary	Bonus	Other Annual Compensation	Stock Options (2)	All Other Compensation (3)
Rami Ramadan (1)	2001	$300,000	$39,900	—	100,000	$5,556
President, CEO and CFO	2000	300,000	—	—	100,000	5,450
	1999	150,000	—	—	100,000	2,200

(1)  Mr. Ramadan joined the Company as its CEO and CFO, July 12, 1999.  He was elected the Company’s President in August 2000.

(2)  Amounts shown represent the number of qualified stock options granted each year.  The options listed are exercisable, and the option price per share was set forth in Mr. Ramadan’s employment contract (See: Employment/Severance Agreements.)

(3)  The amounts shown represent the cost of a leased automobile provided to Mr. Ramadan for each year indicated.

Option Grants and Exercises

The following table summarizes certain information concerning individual grants of options during fiscal 2001 to the executive officer named in the Summary Compensation Table above and the potential realizable value of the options held by such person at December 31, 2001.

Options Granted in Fiscal 2001
Individual Grants

	Shares of Common Stock Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year	Exercise of Base Price ($/SH)	Expiration Date
Rami S. Ramadan	100,000	45%	$0.61	07/12/06

No options were exercised by the executive officer named in the Summary Compensation Table during fiscal 2001.

The following table summarizes the option values held by the executive officers named in the Summary Compensation Table as of December 31, 2001.

Aggregate Option Exercises in Fiscal 2001 and
Fiscal 2001 Year-End Option Value Table

			Number of Unexercised Options At December 31, 2001		Value of Unexercised in the Money Options at December 31, 2001
Name	No. of Shares Acquired on Exercise	Value Realized Upon Exercise	Exercisable	Unexercisable	Exercisable	Unexercisable
Rami S. Ramadan	—	$—	300,000	0	$—	$—

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

Employment/Severance Agreements

Rami S. Ramadan.  Effective July 12, 1999, the Company entered into a three year employment agreement with Mr. Ramadan pursuant to which he will serve as the Company’s CEO and CFO at an annual salary of $300,000. Mr. Ramadan is eligible to participate in the 1998 Plan, Executive Compensation Plan and any present or future employee benefit plans.  He also will be reimbursed for reasonable travel and out-of-pocket expenses necessarily incurred in the performance of his duties.  Mr. Ramadan will also receive three separate equal annual installments of options to acquire the Company’s Common Stock, each of which shall have a five-year term commencing upon the date on which each installment is granted.  Upon commencement of the employment agreement, Mr. Ramadan received 100,000 options exercisable at $0.50 per share; upon commencement of the second year of the employment agreement an additional 100,000 options exercisable at $0.55 per share were granted; and upon commencement of the third year of the employment agreement, the final installment of 100,000 options exercisable at $0.61 per share will be granted.  Upon commencement of the second and third year of the employment agreement, the exercise price for all unexercised options granted in the preceding year will be increased to the current year’s exercise price up to $0.61.  In the event the employment agreement is terminated other than for cause, as defined in the agreement, within six months of the commencement date, the Company shall pay to Mr. Ramadan one year’s salary in a lump sum within 30 days of the notice of termination.  If the agreement is terminated other than for cause at anytime after six (6) months following commencement of the employment agreement, Mr. Ramadan will receive two years’ salary.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information regarding the beneficial ownership of the Common Stock as of  March 19, 2002 (the “Calculation Date”), unless otherwise noted, (a) by each shareholder who is known by the Company to own beneficially more than 5.0% of the outstanding Common Stock, (b) by each director, (c) by each executive officer named in the Summary Compensation Table below and by all executive officers and directors as a group.  Unless otherwise noted, each of the shareholders listed in the table or included within a group listed in the table possesses sole voting and investment power with respect to the shares indicated subject to community property laws where applicable. The business address for each director and officer of the Company is 545 Fifth Avenue, Suite 940, New York, New York 10017.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned (1)	Percentage of Ownership (1)
Value Partners, Ltd. (2)	8,257,453	60.6%
Anasazi Partners Limited Partnership (3)	1,352,333	11.2%
Christopher P. Baker (4)	2,606,008	20.7%
Rami S. Ramadan (5)	300,000	2.6%
Julio E. Heurtematte, Jr. (6)	71,691	*
Malcolm M.B. Sterrett (7)	71,691	*
Geoffrey B. Baker (8)	67,691	*
All directors and the executive officer as a group (4 persons) (9)	511,073	4.4%

*              Less than 1%.

(1)

The percentage of outstanding shares is based on 11,022,902 shares outstanding as of the Calculation Date and, for certain individuals and entities, on reports filed with the SEC or on information provided directly to the Company by such individuals or entities.  A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the Calculation Date upon the exercise of options or warrants.  Each beneficial owner’s percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) are exercisable within 60 days from the date of the Voting Record Date have been exercised.  Included are shares of Common Stock issuable upon the exercise of options or warrants to purchase the Company’s Common Stock.

(2)

Value Partners, Ltd. is a Texas limited partnership, whose business address is 4514 Cole Avenue, Suite 808, Dallas, Texas 75205. Includes 5,657,453 shares of Common Stock; warrants to purchase:  600,000 shares of Common Stock at an exercise price of $1.00, expiring December 31, 2005; and 2,000,000 shares of Common Stock at an exercise price of $1.50 per share, expiring December 31, 2005.

(3)

Anasazi Partners, Ltd. is a Massachusetts limited partnership whose business address is 303 Congress Street, Suite 301, Boston, Massachusetts 02210.  Includes 269,000 shares of Common Stock; warrants to purchase 250,000 shares of Common Stock at an exercise price of $1.00 per share, expiring December 31, 2005 (of these warrants, 50,000 were acquired from New Generation, Ltd. in 1999); and 666,667 shares of Common Stock at an exercise price of $1.50 per share, expiring December 31, 2005).

(4)

The business address for Christopher P. Baker is 303 Congress Street, Suite 301, Boston, Massachusetts 02210.  Includes:  1,058,000 shares of Common Stock of which Mr. Christopher P. Baker, President of C.P. Baker & Co., is the record holder; 10,000 shares of stock of which C.P. Baker & Company, Ltd., an affiliate of Mr. Baker, holds of record; warrants to purchase 1,504,675 shares of Common Stock at an exercise price of $0.01, expiring June 30, 2002, that may be exercised by Mr. Baker and/or his affiliates, C. P. Baker & Company, Ltd. and C. P. Baker Venture Fund I; warrants to purchase 10,000 shares of Common Stock at an exercise price of $1.00, expiring December 31, 2005; warrants to purchase 33,333 shares of Common Stock at an exercise price of $1.50, expiring on December 31, 2005; warrants to purchase 200,000 shares of Common Stock at an exercise price of $1.00, expiring December 31, 2005, that may be exercised by Anasazi Partners, also an affiliate of C.P. Baker & Co.; and warrants to purchase 666,667 shares of Common Stock at an exercise price of $1.50, expiring December 31, 2005, that may be exercised by Anasazi Partners.

(5)	Consists of shares subject to incentive options granted to Mr. Ramadan on July 12, 1999, 2000 and 2001, all of which were fully vested on the date of grant.

(6)

Includes warrants to purchase 41,691 shares of Common Stock at an exercise price of $.01 per share expiring March 31, 2008; 1,000 shares of Common Stock subject to non-qualified options granted to Mr. Heurtematte under the 1998 Plan at the end of each calendar quarter ended June 30, 1998 through December 31, 1998 and 2,000 shares of Common Stock subject to non-qualified options granted under the 1999 Director Plan at the end of each calendar quarter ended March 31, 1999 through June 30, 2000, and 2,500 shares of  Common Stock subject to non-qualified options granted under the 1999 Director Plan at the end of each calendar quarter ended September 30, 2000 through December 31, 2001, all of which were fully vested on the dates of grant.

(7)

Includes warrants to purchase 41,691 shares of Common Stock at an exercise price of $.01 per share expiring March 31, 2008; 1,000 shares of Common Stock subject to non-qualified options granted to Mr. Sterrett under the 1998 Plan at the end of each calendar quarter ended June 30, 1998 through December 31, 1998 and 2,000 shares of Common Stock, subject to non-qualified options, granted under the 1999 Director Plan at the end of each calendar quarter ended since March 31, 1999 through June 30, 2000, and 2,500 shares of  Common Stock subject to non-qualified options granted under the 1999 Director Plan at the end of each calendar quarter ended September 30, 2000 through December 31, 2001, all of which were fully vested on the dates of grant.

(8)

Includes warrants to purchase 41,691 shares of Common Stock at an exercise price of $.01 per share expiring March 31, 2008; 1,000 shares of Common Stock subject to non-qualified options granted to Mr. Baker under the 1993 Plan at December 31, 1998, 2,000 shares of Common Stock, subject to non-qualified options, granted under the 1999 Director Plan for the calendar quarter ended March 31, 1999 and 2,000 shares of Common Stock subject to non-qualified options granted under the 1999 Director Plan at the end of each quarter ended since September 31, 1999 through June 30, 2000, and 2,500 shares of  Common Stock subject to non-qualified options granted under the 1999 Director Plan at the end of each calendar quarter ended September 30, 2000 through December 31, 2001, all of which were fully vested on the dates of grant.

(9)	See Notes (5), (6), (7) and (8) above.

Item 12.  Certain Relationships and Related Transactions.

On March 31, 1998, the Company, with the assistance of Libra, acting as placement agent, borrowed $17.0 million from fourteen investors in the Private Placement.  The loan is represented by the Senior Notes issued pursuant to the Indentures by and among TWC, TWGI, TWGF and USTCT.  The Indentures were amended on October 29, 1998 in connection with the restructuring of the Company’s ownership of Resorts as a result of the change in the Czech gaming law, which restricted foreign ownership of Czech casinos. The Amended Indentures, however, did not alter the underlying basis of the Senior Notes.  The Senior Notes require mandatory prepayments based upon excess cash flow generated by TWGI from the operation of the Czech casinos acquired in the Resorts acquisition and bear interest at the rate of 12% per annum.  The proceeds of the Senior Notes were used to pay the net acquisition costs of, and improvements to, Resorts totaling $12.6 million, to repay the First Amended Loan Agreement in the amount of $1.3 million, to cover costs and expenses of $1.4 million relating to the Private Placement and to provide working capital of $1.7 million.

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

The Company was unable to fully meet its September 2000, March 2001, and September 2001 interest payments related to the Senior Notes (see Note 4 of the notes to Consolidated Financial Statements).  Waivers of default have been received from the majority holder of the Senior Notes through the earlier of:  (i) Ten days subsequent to the receipt of in excess of $5.0 million from any source by TWC or any of its subsidiaries; or (ii) January 1, 2003.  Under the conditions of the waivers, if the Company receives a sum in excess of $5.0 million on or before September 17, 2002, the accrued and unpaid interest as of September 17, 2002 shall become due on September 17, 2002.

The Company has, from time to time, been in technical default of the Amended Indentures and has relied upon the forbearance and waivers from a majority interest of the holders of the Senior Notes.  Value Partners represents a majority in interest of the holders of the Senior Notes.  The Company has borrowed other amounts from Value Partners from time to time (some of which have been in technical default for which forbearance or waivers have been granted) and may seek to borrow additional funds or obtain equity investments from Value Partners in the future.  On February 23, 2001, Value Partners converted 5,657,453 of $0.01 warrants held by it.  With the exercise of those warrants, Value Partners holds a controlling 51.32% of the Company’s issued and outstanding Common Stock, which does not include the 2,600,000 warrants it also holds.  At December 31, 2001, Value Partners owned 66% of the Company’s long-term debt and owned warrants to acquire 60.6% of the Company’s issued and outstanding shares of outstanding Common Stock.

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

(b)              Reports on Form 8-K

During the last quarter of the year ended December 31, 2001, the Company did not file a Periodic Report on Form 8-K with the SEC.

TRANS WORLD CORPORATION
EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED DECEMBER 31, 2001

Item No	Item	Method of Filing

2	Deed of Sale of Shares Authenticated Mr. Jose Maria Badia Gasco, Notary of Zaragoza, dated April 17, 1998	Incorporated by reference to Exhibit 2 contained in the Form 8-K/A filed on July 2, 1998 (File No. 0-25244)

3.1(a)	Articles of Incorporation	Incorporated by reference to Exhibit 3.1 contained in the registration statement on Form SB-2 (File No. 33-85446-A).

3.1(b)	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to Exhibit 3.1 contained in the Form 10-KSB for the fiscal year ended December 31, 2000 (File No. 0-25244)

3.2	Bylaws	Incorporated by reference to Exhibit 3.2 contained in the registration statement on Form SB-2 (File No. 33-85446-A).

4.1	Specimen Common Stock Certificate	Incorporated by reference to Exhibit 4.1 contained in the registration statement on Form SB-2 (File No. 33-85446-A).

4.2	Specimen Redeemable Common Stock Purchase Warrant	Incorporated by reference to Exhibit 4.2 contained in the registration statement on Form SB-2 (File No. 33-85446-A).

4.3	Form of Warrant Agreement	Incorporated by reference to Exhibit 4.3 contained in the registration statement on Form SB-2 (File No. 33-85446-A).

4.4	Confidential Private Placement Memorandum dated June 17, 1996	Incorporated by reference to Exhibit 4.4 contained in Form 10-KSB for the fiscal year ended December 31, 1996. (File No. 0-25244)

4.5	Supplement No. 1 dated January 14, 1997 to Confidential Private Placement Memorandum dated June 17, 1996	Incorporated by reference to Exhibit 4.5 contained in Form 10-KSB for the fiscal year ended December 31, 1996. (File No. 0-25244)

4.6	Indenture dated as of November 1, 1996 between the Company and Trans World Gaming of Louisiana, Inc., as Issuer, and U.S. Trust Company of Texas, N.A., as Trustee	Incorporated by reference to Exhibit 4.6 contained in Form 10-KSB for the fiscal year ended December 31, 1996. (File No. 0-25244)

4.7	Form of 12% Secured Convertible Senior Bond due June 30, 1999	Incorporated by reference to Exhibit 4.7 contained in Form 10-KSB for the fiscal year ended December 31, 1996. (File No. 0-25244)

4.8	Form of Warrant to Purchase Common Stock dated July 1, 1996	Incorporated by reference to Exhibit 4.8 contained in Form 10-KSB for the fiscal year ended December 31, 1996. (File No. 0-25244)

4.9	Form of Warrant for Purchase of Shares of Common Stock dated January 1, 1997	Incorporated by reference to Exhibit 4.9 contained in Form 10-KSB for the fiscal year ended December 31, 1996. (File No. 0-25244)

4.10	Form of Non-Negotiable Promissory Note dated January 1, 1997	Incorporated by reference to Exhibit 4.10 contained in Form 10-KSB for the fiscal year ended December 31, 1996. (File No. 0-25244)

4.11	First Amended Senior Secured Promissory Note dated December 19, 1997	Incorporated by reference to Exhibit 4.11 contained in Form 10-KSB for the fiscal year ended December 31, 1997 filed on March 30, 1998. (File No. 0-25244)

4.12	Form of Warrant for Purchase of Shares of Common Stock dated January 15, 1998	Incorporated by reference to Exhibit 4.12 contained in Form 10-KSB for the fiscal year ended December 31, 1997 filed on March 30, 1998. (File No. 0-25244)

4.13	Lenders Waiver and Option Agreement dated March 9, 1998	Incorporated by reference to Exhibit 4.13 contained in Form 10-KSB for the fiscal year ended December 31, 1997 filed on March 30, 1998. (File No. 0-25244)

4.14	Indenture dated March 31, 1998 among the Company, TWC International U.S. Corporation, TWC Finance Corp. and U.S. Trust Company of Texas, N.A.	Incorporated by reference to Exhibit 4(I) contained in the Form 8-K filed on April 14, 1998 (File No. 0-25244)

4.15	Series C Warrant to Purchase Common Stock dated March 31, 1998	Incorporated by reference to Exhibit 4(II) contained in the Form 8-K filed on April 14, 1998 (File No. 0-25244)

4.16	Indenture dated March 31, 1998 between TWC International U.S. Corporation and U.S. Trust Company of Texas, N.A.	Incorporated by reference to Exhibit 4(III) contained in the Form 8-K filed on April 14, 1998 (File No. 0-25244)

4.17	Consent to Amend Indenture, Bonds and Warrants dated March 25, 1998 by and between the Company, Trans World Gaming of Louisiana, Inc., U.S. Trust Company of Texas, N.A., and certain individuals	Incorporated by reference to Exhibit 4(IV) contained in the Form 8-K filed on April 14, 1998 (File No. 0-25244)

4.18	First Amended Indenture dated March 31, 1998 among the Company, TWGLa and U.S. Trust Company of Texas, N.A.	Incorporated by reference to Exhibit 4(V) contained in the Form 8-K filed on April 14, 1998 (File No. 0-25244)

4.19	First Amended Indenture dated March 31,1998 among the Company, TWGLa and U.S. Trust Company of Texas, N.A.	Incorporated by reference to Exhibit 4(V) contained in the Form 8-K filed on April 14, 1998 (File No. 0-25244)

4.20	Series A Warrant to Purchase Common Stock dated March 31, 1998	Incorporated by reference to Exhibit 4(VI) contained in the Form 8-K filed on April 14, 1998 (File No. 0-25244)

4.21	Series B Warrant to Purchase Common Stock dated March 31, 1998	Incorporated by reference to Exhibit 4(VII) contained in the Form 8-K filed on April 14, 1998 (File No. 0-25244)

4.22	Agreement to Amend Warrants dated March 31, 1998 among the Company and the named Holders	Incorporated by reference to Exhibit 4(VIII) contained in the Form 8-K filed on April 14, 1998 (File No. 0-25244)

10.1	Agreement for Exchange of Shares dated July 12, 1994,between the Company and the shareholders of Lee Young Enterprises, Inc.	Incorporated by reference to Exhibit 10.1 contained in the registration statement on Form SB-2 (File No. 33-85446-A).

10.2	Asset Purchase Agreement dated as of September 21,1994, between the Company and Prime Properties, Inc.	Incorporated by reference to Exhibit 10.2 contained in the registration statement on Form SB-2 (File No. 33-85446-A).

10.3	Agreement of Sale dated as of September 21, 1994, between the Company and Prime Properties, Inc.	Incorporated by reference to Exhibit 10.3 contained in the registration statement on Form SB-2 (File No. 33-85446-A).

10.4	Form of Lease between Prime Properties, Inc. and the Company.	Incorporated by reference to Exhibit 10.4 contained in the registration statement on Form SB-2 (File No. 33-85446-A).

10.5	Agreement dated September 21, 1994, among Chrysolith, LLC, Prime Properties, Inc., Monarch Casinos, Inc. of Louisiana, and the Company.	Incorporated by reference to Exhibit 10.5 contained in the registration statement on Form SB-2 (File No. 33-85446-A).

10.6	Asset Purchase Agreement dated September 21, 1994, between Chrysolith L.L.C. and Monarch	Incorporated by reference to Exhibit 10.6 contained in the registration statement on Form SB-2 (File No. 33-85446-A).

10.7	Lease (with option) dated May 10, 1994 among Lula Miller, Inc., Charles A. Jones III and Kelly McCoy Jones, as Lessor, and Monarch, as Lessee.	Incorporated by reference to Exhibit 10.7 contained in the registration statement on Form SB-2 (File No. 33-85446-A).

10.8	Offer to Purchase dated October 4, 1994, among Trans World Gaming of Louisiana, Inc., Monarch, Lula Miller, Inc., Charles A. Jones III and Kelly McCoy Jones.	Incorporated by reference to Exhibit 10.8 contained in the registration statement on Form SB-2 (File No. 33-85446-A).

10.9

Memorandum of Agreement dated March 18, 1994, between the Company and Yves Gouhier and Camille Costard to acquire shares of Casino Cherbourg S.A., as amended  (English translation, except amendment is in French.)

Incorporated by reference to Exhibit 10.9 contained in the registration statement on Form SB-2 (File No. 33-85446-A).

10.10	Shareholder Agreement dated April 7, 1994, between the Company and Michael A. Edwards, as the shareholders of Monarch	Incorporated by reference to Exhibit 10.10 contained in the registration statement on Form SB-2 (File No. 33-85446-A).

10.11	Employment Agreement dated March 6, 1996 between the Company and Stanley Kohlenberg	Incorporated by reference to Exhibit 10.11 contained in the Form 10-KSB for the fiscal year ended December 31, 1995 (File No. 0-25244).

10.12	Employment Agreement between the Company and Dominick J. Valenzano	Incorporated by reference to Exhibit 10.12 contained in the registration statement on Form SB-2 (File No. 33-85446-A).

10.13	1993 Incentive Stock Option Plan	Incorporated by reference to Exhibit 10.13 contained in the registration statement on Form SB-2 (File No. 33-85446-A).

10.14	Form of 4 1/2% Bridge Note	Incorporated by reference to Exhibit 10.14 contained in the registration statement on Form SB-2 (File No. 33-85446-A).

10.15	Form of 10% Secured Bridge	Incorporated by reference to Exhibit 10.15 contained in the registration statement on Form SB-2 (File No. 33-85446-A).

10.16	Collateral Mortgage relating to the Woodlands Travel Plaza.	Incorporated by reference to Exhibit 10.16 contained in the registration statement on Form SB-2 (File No. 33-85446-A).

10.17	Operating Agreement dated as of December 22, 1994 between the Company and Chrysolith relating to the Gold Coin.	Incorporated by reference to Exhibit 10.17 contained in the Form 10-KSB for the fiscal year ended December 31, 1994 (File No. 0-25244).

10.18	Note in principal amount $75,000 payable by Monarch (and assumed by the Company).	Incorporated by reference to Exhibit 10.18 contained in the Form 10-KSB for the fiscal year ended December 31, 1994 (File No. 0-25244).

10.19	Lease Agreement dated May 1, 1993 between National Auto/Truck Stops, Inc. and Prime Properties with respect to the 76 Plaza	Incorporated by reference to Exhibit 10.19 contained in the Form 10-KSB for the fiscal year ended December 31, 1995 (File No. 0-25244).

10.20	Agreement and General Release dated as of March 6, 1996 between the Company and R. K. Merkey.	Incorporated by reference to Exhibit 10.20 contained in the Form 10-KSB for the fiscal year ended December 31, 1995 (File No. 0-25244).

10.21	Forbearance Agreement dated January 19, 1996 between the Company and Chrysolith	Incorporated by reference to Exhibit 10.21 contained in the Form 10-KSB for the fiscal year ended December 31, 1995 (File No. 0-25244).

10.22	Letter Agreement dated January 30, 1996 between the Company and Chrysolith regarding forbearance payments	Incorporated by reference to Exhibit 10.22 contained in the Form 10-KSB for the fiscal year ended December 31, 1995 (File No. 0-25244).

10.23	Consulting Agreement dated January 1, 1997 between the Company and Stanley Kohlenberg	Incorporated by reference to Exhibit 10.23 contained in the Form 10-KSB for the fiscal year ended December 31, 1996 (File No. 0-25244).

10.24	Employment Agreement dated December 26, 1996 between the Company and Andrew Tottenham	Incorporated by reference to Exhibit 10.24 contains in Form 10-KSB for the fiscal year ended December 31, 1996 (File No. 0-25244).

10.25	Employment Agreement date February 1, 1997 between the Company and Christopher Moore	Incorporated by reference to Exhibit 10.25 contained in Form 10-KSB for the fiscal year ended December 31, 1996 (File No. 0-25244).

10.26	Cancellation Agreement dated as of October 3, 1996 between the Company and Mid-City Associates	Incorporated by reference to Exhibit 10.26 contained in the Form 10-KSB for the fiscal year ended December 31, 1996 (File No. 0-25244).

10.27	Agreement of Lease dated as of October 2, 1996 between the Company and Mid-City Associates	Incorporated by reference to Exhibit 10.27 contained in the Form 10-KSB for the fiscal year ended December 31, 1996 (File No. 0-25244).

10.28	Stock Purchase Agreement dated as of January 1, 1997 among the Company, Andrew Tottenham and Robin Tottenham	Incorporated by reference to Exhibit 10.28 contained in the Form 10-KSB for the fiscal year ended December 31, 1996 (File No. 0-25244).

10.29	Employment Agreement dated April 15, 1997 between the Company and James Hardman	Incorporated by reference to Exhibit 10.29 contained in Form 10-KSB for the fiscal year ended December 31, 1997 filed on March 30, 1998. (File No. 0-25244)

10.30	Stock Purchase Agreement dated as of January 20, 1998 between the Company and 21st Century Resorts	Incorporated by reference to Exhibit 10.30 contained in Form 10-KSB for the fiscal year ended December 31, 1997 filed on March 31, 1998. (File No. 0-25244)

10.31	Form of the Subscription Agreement for the Private Placement	Incorporated by reference to Exhibit 10.31 contained in Form 10-KSB for the fiscal year ended December 31, 1997 filed on March 31, 1998. (File No. 0-5244)

10.32	Escrow Agreement dated March 17, 1998 among the Company, TWC Finance Corp., TWC International U.S. Corporation as Issuer and U.S. Trust Company of Texas, N.A., as Trustee	Incorporated by reference to Exhibit 10.32 contained in Form 10-KSB for the fiscal year ended December 31, 1997 filed on March 30, 1998. (File No. 0-25244)

10.33	Consulting Agreement between Chrysolith, L.L.C. and Lee Young dated January 1, 1997	Incorporated by reference to Exhibit 10 contained in the Form 10-QSB for the quarter ended June 30, 1996 filed on August 14, 1996 (File No. 0-25244)

10.34	Purchase Agreement dated as of April 15, 1997 among the Company, James R. Hardman, Jr. and Multiple Application Tracking System	Incorporated by reference to Exhibit 10.34 contained in the Form 10-Q for the quarter ended March 31, 1997, filed on May 9, 1997 (File No. 0-25244)

10.35	License Agreement dated as of April 15, 1997 between the Company and James R. Hardman, Jr.	Incorporated by reference to Exhibit 10.35 contained in the Form 10-Q for the quarter ended March 31, 1997, filed on May 9, 1997 (File No. 0-25244)

10.36	Loan Agreement dated June 11, 1997 between the Company and Value Partners	Incorporated by reference to Exhibit 10.36 contained in the Form 8-K filed on June 17, 1997 (File No. 0-25244)

10.37	$350,000 Senior Promissory Note dated June 11, 1997	Incorporated by reference to Exhibit 10.37 contained in the Form 8-K filed on June 17, 1997 (File No. 0-25244)

10.38	Joint Activity Agreement dated March 31, 1997 between Mr. Mahmud Avdiyev and Tottenham & Co., d/b/a Art Marketing Ltd.	Incorporated by reference to Exhibit 10.38 contained in the Form 8-K filed on June 17, 1997 (File No. 0-25244)

10.39	Loan Agreement dated October 27, 1997, between Value Partners, and the Company	Incorporated by reference to Exhibit 10.39 contained in the Form 10-QSB for the quarter ended September 30, 1997, filed on November 12, 1997 (File No. 0-25244)

10.40	$262,500 Senior Promissory Note dated October 27, 1997	Incorporated by reference to Exhibit 10.40 contained in the Form 10-QSB for the quarter ended September 30, 1997, filed on November 12, 1997 (File No. 0-25244)

10.41	Warrant to Purchase Common Stock dated November 27, 1997	Incorporated by reference to Exhibit 10.41 contained in the Form 10-QSB for the quarter ended September 30, 1997, filed on November 12, 1997 (File No. 0-25244)

10.42	Employment Agreement between the Company and Rami S. Ramadan dated July 12, 1999	Incorporated by reference to Exhibit 10.42 contained in the Form 8-K filed on July 13, 1999 (File No. 0-25244)

10.43	Severance Agreement between the Company and Stanley Kohlenberg dated May 23, 1999	Incorporated by reference to Exhibit 10.43 contained in the Form 8-K filed on July 13, 1999 (File No. 0-25244)

10.44	Severance Agreement among the Company, Trans World Gaming of Louisiana, TWC International U.S. Corporation and TWC Finance Corp. and Dominick J. Valenzano dated July 12, 1999	Incorporated by reference to Exhibit 10.44 contained in the Form 8-K filed on July 13, 1999 (File No. 0-25244)

10.45	Form of Lease Agreement between London Investments s.r.o. and the Company	Incorporated by reference to Exhibit 10.45 contained in the Form 8-K filed on July 13, 1999 (File No. 0-25244)

10.46	1998 Incentive Stock Option Plan	Incorporated by reference to Exhibit 10.46 contained in the Form 10-KSB filed on May 26, 2000 (File No. 0-25244)

10.47	1999 Non-Employee Director Stock Option Plan	Incorporated by reference to Exhibit 10.47 contained in the Form 10-KSB filed on May 26, 2000 (File No. 0-25244)

10.48	Form 12% Secured Senior Note due March 2005	Incorporated by reference to Exhibit 10.48 contained in the Form 10-KSB filed on May 26, 2000 (File No. 0-25244)

10.49	Form of Warrant to Purchase Common Stock dated October 15, 1999	Incorporated by reference to Exhibit 10.49 contained in the Form 10-KSB filed on May 26, 2000 (File No. 0-25244)

10.50	English Restatement of the Spanish Agreement of Sale of Casino de Zaragoza	Incorporated by reference to Exhibit 99.2 contained in the Form 8-K filed on January 9, 2002 (File No. 0-22544)

16.1	Letter from Bederson & Co. (the Company’s former independent public accountants) relating to a change of accountants	Incorporated by reference to Exhibit 16.1 contained in the Form 10-QSB for the fiscal year ended December 31, 1995, filed on November 12, 1997 (File No. 0-25244)

16.2	Letter from Pannell, Kerr, Forster PC (the Company’s former independent public accountants) relating to a change of accountants	Incorporated by reference to Exhibit 16.2 contained in the Form 8-K filed on February 25, 1999 (File No. 0-25244)

21.0	Subsidiaries	Filed herewith (File No. 0-25244)

SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the Issuer has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS WORLD CORPORATION
(registrant)

Dated: April 01, 2002
	By:	/s/ Rami S. Ramadan
Rami S. Ramadan
President, Chief Executive Officer/Chief Financial Officer
(Principal Executive and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Issuer on March 29, 2002 in the capacities indicated.

Signature and Title

/s/ Rami S. Ramadan
Director

/s/ Geoffrey B. Baker
Director

/s/ Malcolm M.B. Sterrett
Director

/s/ Julio E. Heurtematte, Jr.
Director