Form 10QSB
period 2002-03-31
TRANS WORLD CORP
filed 2002-05-14
CIK 914577

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Shares of the Registrant’s Common Stock, par value $.001, outstanding as of May 10, 2002:  11,022,902

Transitional Small Business Disclosure Format (check one:   YES   ☐                NO   ☒)

TRANS WORLD CORPORATION AND SUBSIDIARIES

FORM 10-QSB

FOR THE QUARTER ENDED MARCH 31, 2002

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

March 31, 2002

(in thousands, except for per share data)

ASSETS

CURRENT ASSETS:

Cash	$2,752
Prepaid expenses and other current assets	119

Total current assets	2,871

PROPERTY AND EQUIPMENT, less accumulated depreciation and amortization of $1,860	5,201

OTHER ASSETS:

Goodwill, less accumulated amortization of $4,415	3,579
Deposits and other assets	868

4,447

$12,519

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:

Short-term debt	$592
Accounts payable	227
Short-term interest payable	4,148
Accrued expenses and other current liabilities	1,432

Total current liabilities	6,399

LONG-TERM LIABILITIES:

Long-term debt, net of unamortized debt discount of $2,554	18,861

LIABILITIES TO BE SETTLED WITH COMMON STOCK	6,702

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:

Preferred stock, $.001 par value, 2,000 shares authorized, none issued
Common stock $.001 par value, 50,000 shares authorized, 11,023 shares issued and outstanding	11
Additional paid-in capital	15,066
Accumulated other comprehensive income	66
Accumulated deficit	(34,586)

Total stockholders’ deficit	(19,443)

$12,519

See accompanying notes to condensed consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS (Unaudited)

Three Months Ended March 31, 2002 and 2001

(in thousands, except for per share data)

	2002	2001

REVENUES	$3,416	$3,206

COSTS AND EXPENSES
Cost of revenues	1,673	1,389
Depreciation and amortization	139	437
Selling, general and administrative	1,168	1,159
	2,980	2,985

INCOME FROM OPERATIONS	436	221

OTHER INCOME (EXPENSE):
Interest expense	(905)	(944)
Foreign exchange gain	3	6
	(902)	(938)

LOSS FROM CONTINUING OPERATIONS	(466)	(717)

DISCONTINUED OPERATIONS, loss from operations of discontinued Casino De Zaragoza		(221)

NET LOSS	$(466)	$(938)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, basic and diluted	11,023	7,628

LOSS PER COMMON SHARE, basic and diluted
From continuing operations	$(0.04)	$(0.09)
From discontinued operations		(0.03)
Net loss	$(0.04)	$(0.12)

COMPREHENSIVE LOSS

Net loss	$(466)	$(938)

Other comprehensive income, foreign currency translation adjustment	4	323

Comprehensive loss	$(462)	$(615)

See accompanying notes to condensed consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Three Months Ended March 31, 2002 and 2001

(in thousands)

	2002	2001

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(322)	$717

NET CASH USED IN INVESTING ACTIVITIES, purchases of property and equipment	(1,474)	(348)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term debt		1,589
Payments of short-term debt	(118)	(82)
Proceeds from long-term debt	1,416
Proceeds from exercise of warrants		56

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,298	1,563

EFFECT OF EXCHANGE RATE CHANGES ON CASH	0	(102)

NET INCREASE (DECREASE) IN CASH	(498)	1,830

CASH
Beginning of period	3,250	1,285

End of period	$2,752	$3,115

See accompanying notes to condensed consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.               Unaudited Statements.

The accompanying condensed consolidated financial statements of Trans World Corporation and subsidiaries (collectively, the “Company” or “TWC”) for the three-month periods ended March 31, 2002 and 2001 are unaudited and reflect all adjustments of a normal and recurring nature to present fairly the consolidated financial position, results of operations and cash flows for the interim periods.  These unaudited condensed, consolidated financial statements have been prepared by the Company pursuant to the instructions to Form 10-QSB.  Pursuant to such instructions, certain financial information and footnote disclosures normally included in such financial statements have been condensed or omitted.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis or plan of operations, contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.  The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may occur for the year ending December 31, 2002.

2.               Liquidity.

At March 31, 2002, the Company had a working capital deficit of $3.5 million and a stockholders’ deficit of $19.4 million.  Further, in spite of the recent sale of Casino de Zaragoza (“CDZ”) and the debt conversion initiative discussed below, the Company is highly leveraged and has been unable to meet its interest payments in full since September 2000. Waivers of default for non-payment of interest have been received from the majority holder of the Company’s 12% Senior Secured Notes (“Senior Notes”) through the earlier of: (i) ten days subsequent to the receipt of in excess of $5.0 million from any source by TWC or any of its subsidiaries; or (ii) January 1, 2003.  Under the conditions of the waivers, if the Company receives a sum in excess of $5.0 million on or before September 17, 2002, the accrued and unpaid interest as of September 17, 2002 shall become due on September 17, 2002.

The Company has taken several steps to improve its consolidated financial position, including (i) the December 2001 sale of its under-performing Spanish casino, CDZ ($1.3 million of the net proceeds have been earmarked for potential investment in a hotel or casino project); (ii) the execution of an Exchange Agreement in March 2002 with the holders of certain debt (the “March 2002 Exchange Agreement”) which will result in the conversion of such debt (and related accrued interest) to equity (hence reducing liabilities by $6.7 million); (iii) the 2001 expansion of its casino in Hate near Znojmo, Czech Republic (“Znojmo”) (from 11 to 17 gaming tables, five of which were added in May 2001);  (iv) the renovation of the bar/restaurant and gaming areas of its casino in  Ceska, Czech Republic (“Ceska”), which were completed in July 2001; and (v) the March 2002 buyout (purchase) of the Znojmo casino building lease.  Additionally, the Company is studying proposed projects to develop a fourth casino and a hotel in Europe.  There can be no assurances that management’s plans will be realized.

Liquidity is dependent on the Company’s ability to attain profitable operations and to secure additional financing.

3.               Earnings (loss) per common share.

Basic earnings (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per common share incorporate the dilutive effect of common stock equivalents on an average basis during the period.  The Company’s common stock equivalents currently include stock options and warrants.  Dilutive earnings (loss) per common share have not been presented for the three-month periods ended March 31, 2002 and 2001, since the inclusion of common stock equivalents would have been antidilutive.

4.               Other items.

(a)          Spain - In December 2001, as a result of excessive delays by the local Spanish authorities in granting CDZ final permission to relocate, together with the business unit’s mounting losses, the Company divested itself of the casino by selling its interest in CDZ to a local Spanish casino operator.

(b)         Debt defaults - The Company has, from time to time, been in default of certain covenants of certain indebtedness.  The Company relies upon the forbearance and waivers on the defaults of certain covenants from Value Partners, Ltd. (“Value Partners”), which represents a majority in interest of the holders of the indebtedness.  In March 2002, the Company received waivers on payment of interest related defaults under certain indebtedness through the earlier of: (i) ten days subsequent to the receipt of in excess of $5 million from any source, including borrowing or the sale of equity; or (ii) January 1, 2003.  In the event that the Company obtains funds in excess of $5 million on or before September 17, 2002, the accrued unpaid interest due on September 17, 2002 shall be due on September 17, 2002.  Further, in March 2002, the Company received waivers on incurrence of additional indebtedness related defaults under certain indebtedness.

(c)          Litigation - On October 6, 2000, the Company’s former President and Chief Operating Officer, Andrew Tottenham (“former President”), commenced an action against the Company in the United States District Court for the Southern District of New York.  The former President seeks to recover for alleged wrongful conduct in connection with his separation of employment from the Company.  The former President has amended his complaint twice, most recently on January 26, 2001 to interpose a Second Amended Complaint.  In the Second Amended Complaint, the former President alleges claims for (1) Approximately $1.2 million for breach of an employment contract, (2) Approximately $93,000 for breach of an oral contract, (3) equitable and monetary damages in an unspecified amount based on a derivative stockholder’s suit/breach of fiduciary duty, (4) monetary damages in an unspecified amount for conversion, (5) monetary damages in an unspecified amount for fraud, and (6) indemnification in an unspecified amount.  On February 23, 2001, the Company answered denying the material allegations of the former President’s claims, as well as asserting several counterclaims.  Discovery is ongoing.  The Company believes it has meritorious defenses to the former President’s claims and intends to defend against them vigorously.  Accordingly, no provision for liability to the Company that may result upon adjudication has been made in the accompanying condensed consolidated financial statements.

In July 2001, TWC commenced an action in Spanish court against the Company’s former President (“Juicio Verbal 530/01”) claiming ownership and demanding the return of one CDZ share that was transferred to him for administration purposes in conjunction with the Company’s April 1998 acquisition of CDZ.  In this case, the “First Instance Court” declared on July 31, 2002 that it does not have territorial competence to decide the matter, and that court resolution was appealed by TWC.  The Company won its appeal on February 28, 2002, and a decision on the share ownership dispute by the “First Instance Court” is expected sometime later in 2002.  The Company, based on advice of its Spanish legal counsel, believes its case against the Company’s former President is strong and accordingly, no provision for liability to the Company that may result upon adjudication has been made in the accompanying condensed consolidated financial statements.

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

In October 2001, the Company filed a “Complaint for Damages” against Choice Capital Corporation, a/k/a Choice International Corporation (“Choice”) and Jude Onukuwa in the Superior Court of Fulton County, Georgia.  The Company seeks to recover payments made to Choice in connection with a potential financing deal that Choice did not consummate.  In addition, the Company seeks to win awards for interest, attorney fees, damages for lost profits, and punitive damages.  In November 2001, Choice answered the complaint, denying the material allegations of the complaint.  Further, Choice’s response includes a counterclaim against the Company, which seeks punitive damages of $1.2 million for lost commissions related to the unconsummated deal.  The discovery period is underway and will run until June 1, 2002.  The Company believes that it has a strong case against Choice and that it has meritorious defenses to Choice’s counterclaims and intends to pursue the Company’s claims vigorously as well as to defend against Choice’s claims vigorously.  Accordingly, no provision for liability to the Company that may result upon adjudication has been made in the accompanying condensed consolidated financial statements.

The Company is not currently involved in any other material legal proceeding nor was it involved in any other material litigation during the three months ended March 31, 2002.

(d)         Liabilities to be settled with common stock - The Company executed the March 2002 Exchange Agreement with the holders of $4.8 million 12% Secured Senior Bonds whereby this debt, together with $1.9 million of accrued and unpaid interest, will be exchanged for approximately 37.2 million shares of the Company’s common stock at a conversion price of $0.18 per share.   Upon issuance of the approximately 37.2 million shares, which is expected to occur by the end of May 2002, this item will be reclassified to equity.

(e)          Recent Accounting Pronouncements - In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”)  Nos. 141 and 142, “Business Combinations” and “Goodwill and Other Intangibles”.  SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.  Under SFAS No. 142, effective the first quarter of the year ending December 31, 2002, goodwill is no longer subject to amortization over its estimated useful life; rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test. Additionally, an acquired intangible asset is to be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so.  The Company is in the process of determining the impact of these pronouncements on its consolidated financial position and results of operations.

In August 2001, FASB issued SFAS No 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  This statement established a single accounting model, based on the framework established in SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets to be Disposed of”, for long-lived assets to be disposed of by sale and to address significant implementation issues.  In light of the December 2001 sale of CDZ, the Company has presented the operations of CDZ as discontinued operations for the three-month period ended March 31, 2001.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 and 2001:

Total Company

The Company’s current operations include the Ceska casino, a casino in Rozvadov, Czech Republic (“Rozvadov”), and the Znojmo casino (collectively, the “Business Units”).

The variances between the consolidated results of the three months ended March 31, 2002 and those of the three months ended March 31, 2001 are depicted in the following table.

	Three Months Ended March 31, 2001	Variance	Three Months Ended March 31, 2002

Comprehensive loss	(615)
Revenues		210
Cost of revenues		(284)
Depreciation and amortization		298
Selling, general and administrative		(9)
Interest expense		39
Foreign exchange loss		(3)
Discontinued operations (CDZ)		221
Foreign currency translation adjustment		(319)
Comprehensive loss		153	(462)

Total revenue for the quarter ended March 31, 2002 was $3.4 million, which represents an increase of $210,000 versus the same period in 2001.  The revenue growth was due, primarily, to improvement of the Win Percentage (“WP”), the ratio of table game revenues to the value of all gaming chips purchased, particularly in Znojmo, and Drop per Head (“DpH”), the per guest average dollar value of gaming chips purchased, gains in Rozvadov and Znojmo, which were attributable, in part, to the increases to betting minimums in conjunction with conversion to the Euro in January 2002.  Znojmo’s DpH also benefited from an influx of high volume players as a result of the Company’s advertising campaign in the city of Vienna, Austria.  Collectively, these improvements allowed the casinos to overcome attendance declines in the Business Units, which were due to economic factors and uncertainty related to the Euro conversion.  The transition to the Euro appeared to impact attendance and play volume more dramatically in Ceska as the casino’s DpH declined in the first quarter of 2002 versus the first quarter of 2001.  Further, intense competition in the region continued to dilute Ceska’s market share.

Cost of revenues increased by $284,000 in the first quarter of 2002 versus the same period in 2001.  The primary contributors to this increase were approximately $36,000 in volume related gaming taxes; approximately $80,000 in increased gaming taxes related to a reception revenue treatment change mandated by the Czech Republic Ministry of Finance, which went into effect in June 2001; approximately $81,000 in profit share expense related to new Novomatic slot machines in the casinos; and approximately $87,000 in chip stock replacement costs in conjunction with the January 2002 transition to the Euro.  Depreciation and amortization expense in the quarter ended March 31, 2002 decreased $298,000 versus the quarter ended March 31, 2001 due, primarily, to the sale of CDZ and the Company’s adoption of SFAS No. 142.  A net savings of $9,000 was realized in selling, general, and administrative expenses in the quarter ended March 31, 2002 versus the same period in 2001 as savings, related to the elimination of overhead labor positions and the purchase of the Znojmo casino building, were partially offset by vacation accrual expenses, other employee benefit related costs, and bank fee and value added tax expenses associated with the Znojmo building purchase.  Discontinued operations improved due to the December 2001 sale of CDZ, which had incurred a net loss of $221,000 in the first quarter of 2001.  The foreign currency translation adjustment decreased by $319,000 in the first quarter of 2002 versus the same period in 2001 as a result of the divestiture of CDZ.  As a result, the Company incurred a comprehensive loss of $462,000 for the quarter ended March 31, 2002, which represented an improvement of $153,000 versus the same period in 2001.

Business Units

The following discussion and analysis relates to the consolidated financial condition and results of continuing operations of the Company for the three-month period ended March 31, 2002 and comparison of those results to the three-month period ended March 31, 2001 (“2001”, “previous year” or “prior year”).  In December 2001, as a result of excessive delays by the local Spanish authorities in granting CDZ final permission to relocate, together with CDZ’s mounting losses, the Company divested itself of the casino by selling its interest in CDZ to a local Spanish casino operator; therefore, CDZ is not included in the following discussion and analysis.

Information relative to the Business Units and the management company, which is located in New York, for the three-month periods ended March 31, 2002 and 2001, is as follows:

	Three Months Ended March 31
	2002	2001	Variance
	Ceska, Czech Republic
Total drop ($000) (1)	3,880	4,674	(794)
Total revenue ($000)	1,005	1,204	(199)
Operating expenses ($000)	(805)	(898)	93
Management fees ($000) (2)	(134)	(165)	31
Income from operations exclusive of interest and depreciation and amortization ($000)	65	141	(76)
	Rozvadov, Czech Republic
Total drop ($000) (1)	2,443	2,528	(85)
Total revenue ($000)	768	579	189
Operating expenses ($000)	(488)	(433)	(55)
Management fees ($000) (2)	(105)	(81)	(24)
Income from operations exclusive of interest and depreciation and amortization ($000)	176	65	111
	Znojmo, Czech Republic
Total drop ($000) (1)	6,074	5,737	337
Total revenue ($000)	1,643	1,414	230
Operating expenses ($000)	(1,165)	(900)	(265)
Management fees ($000) (2)	(206)	(184)	(22)
Income (loss) from operations exclusive of interest and depreciation and amortization ($000)	273	330	(57)
	Management Company, New York
Total revenue ($000)	—	9	(9)
Eliminations ($000) (3)	14	126	(112)
Operating expenses ($000)	(397)	(443)	46
Management fees ($000) (2)	444	430	15
Income from operations exclusive of interest and depreciation and amortization ($000)	61	122	(61)
	Grand Total
Total drop ($000) (1)	12,397	12,939	(542)
Total revenue ($000)	3,416	3,206	210
Operating expenses ($000)	(2,841)	(2,548)	(293)
Management fees ($000) (2)	—	—	—
Income from operations exclusive of interest and depreciation and amortization ($000)	575	658	(83)

(1)  The total value of all gaming chips purchased.

(2)  Eliminated in consolidation.

(3)  Consists of gaming equipment leases and other business unit billbacks that are eliminated in consolidation.

Notes:  The above table contains variances that can be attributed to the rounding of numbers.

For comparision purposes, the year 2001 total drop has been adjusted to include reception revenue.

Ceska

In the three months ended March 31, 2002, Ceska generated total revenue of $1.0 million dollars, which represented a decrease of $199,000 versus the same period in 2001.  The casino experienced a 12.2% decline in attendance in the period due to increased competition in the region, the negative impact of the changeover to the Euro in January 2002, and the ongoing economic recession in Germany.  The negative impact of the attendance decrease was compounded by a 5.4% decline in DpH.  The decreased activity resulted in some volume related expense savings in the casino’s operating departments.  Despite the revenue decline, gaming taxes were almost in line with the prior year due to the inclusion of reception revenue in the calculation base pursuant to a tax law change mandated by the Czech Republic Ministry of Finance, which went into effect in June 2001.  In an effort to control expenses, management was selective with regard to sales and marketing activities in the period.  This savings was somewhat offset by exceptional general and administrative expenses of $30,000 related to the Euro conversion, and the casino finished the quarter ended March 31, 2002 with income from operations exclusive of interest and depreciation and amortization of $65,000, which represented a decrease of $76,000 versus the same period in 2001 and equaled 6.5% of total revenue.

Rozvadov

Total revenue in the first quarter of 2002 was $768,000, which represented an improvement of $189,000, or 32.6%, over the same period in 2001.   The revenue growth came in a quarter in which attendance declined by 10.2% and was the result of DpH growth and an exceptional WP of 28.2%.  The strength of two key revenue drivers reflected management’s strategy to reinforce the facility’s private club atmosphere, as the number of novice players in the attendance mix was relatively small.  Over the last nine months, management has focused on improved service and special attention to its core group of high stakes gamblers.  Table game limits were increased in deference to these key clients, which is reflected in the improved DpH.  Further, internal promotional events have been limited and have been tailored to the interests of these individuals.  Operating expenses increased $55,000 in the first quarter of 2002 versus the same period in 2001 mainly due to increased gaming taxes as a result of the revenue growth and inclusion of reception revenue in the calculation base as well as exceptional general and administrative expenses of $21,000 related to the January 2002 Euro conversion.  Due to the fact that the increased revenue was driven by WP rather than increased activity, the casino did not incur volume related expense increases, and as a percentage of revenue, expenses decreased by 11.3 percentage points versus the first quarter of 2001.  As a result, the casino retained $111,000, or 58.7%, of the $189,000 revenue improvement at the income from operations exclusive of interest and depreciation and amortization level, which finished the quarter at $176,000, or 22.9% of revenue, versus $65,000, or 11.2% of revenue, in the first quarter of 2001.

Znojmo

As in Rozvadov, improvements in DpH and WP helped the casino overcome a significant decline in attendance in the first quarter of 2002 versus the same period in 2001, and the casino finished the period with total revenue of $1.6 million, which was an improvement of $229,000 over the first quarter of 2001.  At $433, Znojmo’s DpH in the first quarter of 2002 improved by 27.0% over the same period in 2001.  The large increase was due, in part, to the attendance decline, which reflected reduced visitation frequency by novice players, something that was partly the result of the January 2002 Euro conversion.  Further, as a direct result of marketing efforts and word of mouth advertising, the casino has become increasingly popular with higher stakes Viennese gamblers.  Unfortunately, operating expense increases outpaced revenue gains in the first quarter of 2002 versus the same period in 2001 due, in large part, to the gaming tax base change, which contributed to a $111,000 increase in gaming taxes in the period versus the same period in 2001.  Further, despite the decline in attendance in the first quarter of 2002 versus the first quarter of 2001, labor expenses increased due to the staffing of five additional gaming tables in busy periods.  In addition, the casino incurred exceptional expenses, including $36,000 in Euro conversion costs as well as loan processing fees and value added taxes related to the Znojmo casino building purchase loan.  At $273,000, income from operations exclusive of interest and depreciation and amortization in the first quarter of 2002 decreased by $57,000 versus the same period in 2001 and represented 16.6% of total revenue, which was well below the 23.3% that was realized in the first quarter of the prior year.

Management Company

Operating expenses of the management company were $397,000 in the three months ended March 31, 2002, which represented a decrease of $46,000 versus the first quarter of 2001.  The decreased expenditure levels in the first quarter of 2002 can be attributed, primarily, to savings related to the elimination of two corporate level positions in the last quarter of the year ended December 31, 2001, a portion of the savings from which was offset by increases to employee benefits expenses and other payroll related accruals.

Exchange Rates

Due to the fact that the Company’s operations are located in Europe, the financial results are subject to the influence of fluctuations in foreign currency exchange rates.  In contrast to the first quarter of 2001, a period in which the Euro and other European currencies lost significant value versus the United States (“US”) Dollar, a trend that negatively impacted the Company’s performance, these currencies stabilized against the US Dollar in the first quarter of 2002 versus the first quarter of 2001.

The actual 2002 and 2001 operating results in local currency for the Business Units were converted to US Dollars using the average exchange rates of the quarters, which are depicted in the following table.

Period	US Dollar	Czech Koruna	Euro
January 2002 through March 2002	$1.00	36.2297	1.1405

January 2001 through March 2001	$1.00	37.6635	1.0826

The Balance Sheet totals of the Company’s foreign subsidiaries at March 31, 2002 were converted to US Dollars using the prevailing exchange rates at March 31, 2002, which are depicted in the following table.

As Of	US Dollar	Czech Koruna	Euro
March 31, 2002	$1.00	36.0950	1.1494

Administrative Issues:

Total Company

In January 2002, the currencies of the member countries of the European Economic Community (“EEC”), which had previously tied their currencies to the Euro, were phased out, and the Euro became the sole currency of these nations.  In conjunction with this process, the Company’s Business Units, which previously operated with gaming chips in various denominations of German Marks and Austrian Schillings switched to Euro-based playing chips in denominations of 1, 2.5, 5, 25, 100, and 500 Euros.  Although the governing body of the EEC had granted member nations a six-week period in which to make the transition to Euros, management successfully implemented the conversion to Euros on January 17, 2002 with no disruption in service.

Ceska

An extensive renovation of the casino’s gaming area was completed in July 2001 and followed renovation of the casino’s bar/restaurant area in year 2000.  The third, and final, phase of the property’s renovation is underway and includes the casino’s entrance and reception areas.  The estimated completion date for the work is late May 2002.  In conjunction with renovation of the facility, a 1920’s Chicago theme was introduced, which is consistent with the casino’s American Chance Casinos (“ACC”) branding.

The Ceska casino operates in the most competitive environment of any of the Company’s casinos.  Subsequent to the recent closure of the Casino Game, which was unable to survive amid the intense competition in the area, Ceska currently competes with three casinos in the immediate vicinity and two additional casinos in the greater region, one of which is located in Germany.

The Ceska Kubice casino currently has 15 gaming tables, including seven card tables, seven roulette tables, and one electro-mechanical, eight-position roulette game.  It also has 60 slot machines, including 28 newer-style Novomatic machines; and parking for approximately 60 cars.

Rozvadov

Due to its limited size, the Company intends to move forward with a project to relocate Rozvadov’s lower level slot machines to existing staff facility space located on the casino’s main gaming level, which will make the machines more accessible to casino patrons.  As part of this project, which is scheduled to be completed in August 2002, the staff facilities will be moved to the casino’s lower level.  Management also intends to replace the carpet/flooring on the casino’s main level.  Further, staff uniforms will be replaced and a Hawaiian theme will be introduced to the casino in conjunction with this project.  In addition, management plans to expand the casino’s parking lot by 15 spaces in June 2002.

Rozvadov currently operates 11 gaming tables, including five card tables, five roulette tables, and one electro-mechanical roulette game; 30 slot machines, six of which are newer-style Novomatics; and parking for 40 cars.

Znojmo

In the year ended December 31, 2001, the Znojmo casino was expanded from 11 to 16 live gaming tables and an electro-mechanical roulette game was introduced along with 36 Novomatic slot machines, which replaced some of the casino’s older Aristocrat machines. Also, a large sign was erected along the border road and the lighting and landscaping on the main access road to the casino were enhanced.  Further, the access road was extended, giving potential clients a secondary ingress to the casino.

In March 2002, the Company received waivers on incurrence of additional indebtedness related defaults under the March 1998 Senior Notes and exercised its right to buyout (purchase) the Znojmo building lease.  The building lease buyout (purchase), the cost of which was approximately $1.4 million, was financed by a loan from a local Czech Republic bank.

Management’s future plans include the addition of four card tables to the casino in June 2002.  Further, management has moved forward with its plan to develop an employee housing building on TWC’s land adjacent to the casino building with construction expected to get underway in July 2002.  In addition, management is in the process of evaluating a proposed project to build a mid-size hotel next to, and connected to, the casino, which, if pursued, would be constructed in the year 2003, assuming that the Company is able to secure the necessary financing for the project.

In Znojmo, there are 17 gaming tables, which consist of eight card tables, eight roulette tables, and one electro-mechanical roulette game; 50 slot machines, 36 of which are newer-style Novomatic machines; and parking for approximately 120 cars.

Management Company

The Company executed the March 2002 Exchange Agreement with the holders of $4.8 million 12% Secured Senior Bonds whereby this debt, together with $1.9 million of accrued and unpaid interest, will be exchanged for approximately 37.2 million shares of the Company’s common stock at a conversion price of $0.18 per share.

Sales and Marketing

In the first quarter of 2002, marketing activities for ACC’s Business Units included various theme parties, participation in community events, direct mail advertising, advertising in various print and electronic media, and bus and tram advertising.  Promotional parties in Ceska in the period included Carnival Brazil, a repeat event which has become, according to the Company’s local Director of Sales and Marketing, “almost legendary;” a Valentine’s Day party; and an Easter party, the entertainment for which included a magician and an acrobat.  In Rozvadov, where promotional events are limited due to the casino’s restrictive size and the desires of its core gamblers, an Easter party was the only event held in the first quarter of 2002.  In Znojmo, casino anniversary, Carnival Brazil, Valentine’s Day, and Easter events were held in the first quarter of 2002, with the Easter party attracting the largest single day attendance since the casino’s December 1999 opening.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital deficit, defined as current assets minus current liabilities, decreased $3.6 million to a deficit of $3.5 million at March 31, 2002 from a working capital surplus of $94,000 at December 31, 2001.  The decrease was due, primarily, to increases in accrued interest on bonds at March 31, 2002.  For the three months ended March 31, 2002, the Company had net cash used in operations of $322,000.  This was primarily a result of a $466,000 net loss offset by $139,000 of depreciation and amortization, $195,000 of non-cash interest related to the amortization of debt discount and a $190,000 net decrease in cash attributable to changes in operating assets and liabilities.  For the three months ended March 31, 2002, net cash used in investing activities of $1.5 million related to the purchase of property and equipment, primarily, the purchase of the Znojmo casino building.  For the three months ended March 31, 2002, net cash provided by financing activities of $1.3 million included proceeds of approximately $1.4 million from a loan to purchase the Znojmo casino building and $118,000 of payments of a short-term operating loan in the Czech Republic.

The Company has, from time to time, been in technical default of the indentures related to the Senior Notes, which were amended in conjunction with the 1998 restructuring of the Company’s Czech subsidiaries and legal entities (the “Amended Indentures”), and is so as of March 31, 2002.  TWC relies upon the forbearance and waivers on the default of certain covenants from Value Partners, which represents a majority in interest of the holders of the Senior Notes. The Company has borrowed other amounts from Value Partners from time to time (some of which have been in technical default for which forbearance or waivers have been granted).  On February 23, 2001, Value Partners converted 5,657,453 of $0.01 warrants held by it.  With the exercise of those Warrants, Value Partners holds a controlling 51.32% of the Company’s issued and outstanding Common Stock with warrants to acquire up to 60.6% of such Common Stock.  At March 31, 2002, Value Partners owned 66% of the Company’s long-term debt.

Further, in spite of the recent sale of CDZ and the debt conversion initiative, the Company is highly leveraged and, from time to time, has been unable to pay its interest and accounts payable obligations when they become due.  The Company was unable to meet its interest payments in full since September 2000. Waivers of default for non-payment of interest have been received from the majority holder of the Senior Notes through the earlier of: (i) ten days subsequent to the receipt of in excess of $5.0 million from any source by TWC or any of its subsidiaries; or (ii) January 1, 2003.  Under the conditions of the waivers, if the Company receives a sum in excess of $5.0 million on or before September 17, 2002, the accrued and unpaid interest as of September 17, 2002 shall become due on September 17, 2002.

The Company has taken several steps to improve its consolidated financial position, including (i) the December 2001 sale of its under-performing Spanish casino ($1.3 million of the net proceeds have been earmarked for potential investment in a hotel or casino project); (ii) the execution of the March 2002 Exchange Agreement which will result in the conversion of such debt (and related accrued interest) to equity (hence reducing liabilities by $6.7 million); (iii) the 2001 expansion of Znojmo (from 11 to 17 gaming tables, five of which were added in May 2001);  (iv) the renovation of the bar/restaurant and gaming areas of Ceska, which was completed in July 2001; and (v) the March 2002 buyout (purchase) of the Znojmo casino building lease.  Additionally, the Company is studying proposed projects to develop a fourth casino and a hotel in Europe.  There can be no assurances that management’s plans will be realized.

In March 2002, the Company received waivers on incurrence of additional indebtedness related defaults under the March 1998 Senior Notes and exercised its right to buyout (purchase) the Znojmo building lease.  The building lease buyout (purchase), the cost of which was approximately $1.4 million, was financed by a loan from a local Czech Republic bank.  The bank note, which is payable in monthly installments through December 2006, bears interest at 6.2% per annum and is collateralized by the Znojmo casino building, the Company’s Rozvadov casino and employee housing buildings, and the Company’s land in Folmava.

PLAN OF OPERATIONS

TWC management will continue to develop marketing and operational strategies designed to increase attendance and revenues at its existing locations in the Czech Republic.  Management will strive to maximize the performance of its existing Business Units through a combination of revenue enhancement strategies and improved efficiencies.

In Ceska, the focus will continue to be on differentiating the casino from its current and future competition.  Management is striving to transform the casino’s image to that of a higher end, exclusive club.  The recent renovation of the gaming and bar areas has allowed the casino to create an ambience that is consistent with this objective.  Rozvadov, the greatest challenge of which has been its size limitations, will seek to retain its existing base of quality players and to build this base through guest relations programs and target specific marketing initiatives.  Further, relocation of slot machines to the main gaming floor, replacement of the main gaming floor’s carpet, and introduction of a Hawaiian theme should help the casino maintain and enhance its market position.  Znojmo, which has the greatest future growth potential of all of TWC’s Business Units, will be expanded by four gaming tables in 2002 and will be promoted via marketing campaigns that continue to target the vast Vienna, Austria market.  Other future development plans for the Company in the Czech Republic include the possible construction of a fourth casino and the potential development of a hotel adjacent to the Znojmo casino.

Long Range Objective

The Company’s senior corporate-level management, some of whose backgrounds are in the hotel industry, has endeavored to rid the Company of unprofitable business units, maximize the potential of the Company’s Czech Republic operations, and explore expansion of the Company through the addition of new business units, including hotels.  In addition to evaluating expansion opportunities in Europe, management is pursuing several potential acquisition projects in the United States, subject to the availability of the necessary financing.  Management intends to use the greater part of the net proceeds from the sale of CDZ as investment capital for an expansion project.

Management’s long-term goal is to create two hotel divisions, a Europe-based division and a U.S.-based division, while pursuing expansion of the casino division.  Acquisitions will be based on an evaluation of the potential return of projects that arise and the availability of financing to purchase additional assets.

Development

The Company has earmarked approximately $1.3 million in net cash proceeds from the sale of CDZ for investment in an expansion project and is currently evaluating several possible acquisition prospects in addition to the aforementioned potential casino and hotel development projects in the Czech Republic.  Management intends to move forward with what it believes to be the project with the highest potential return based on detailed analyses of all potential investment opportunities.  Details of development projects being considered outside the Czech Republic have been intentionally omitted from this report.

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

PART II - OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

Litigation - On October 6, 2000, the Company’s former President and Chief Operating Officer, Andrew Tottenham (“former President”), commenced an action against the Company in the United States District Court for the Southern District of New York.  The former President seeks to recover for alleged wrongful conduct in connection with his separation of employment from the Company.  The former President has amended his complaint twice, most recently on January 26, 2001 to interpose a Second Amended Complaint.  In the Second Amended Complaint, the former President alleges claims for (1) Approximately $1.2 million for breach of an employment contract, (2) Approximately $93,000 for breach of an oral contract, (3) equitable and monetary damages in an unspecified amount based on a derivative stockholder’s suit/breach of fiduciary duty, (4) monetary damages in an unspecified amount for conversion, (5) monetary damages in an unspecified amount for fraud, and (6) indemnification in an unspecified amount.  On February 23, 2001, the Company answered denying the material allegations of the former President’s claims, as well as asserting several counterclaims.  Discovery is ongoing.  The Company believes it has meritorious defenses to the former President’s claims and intends to defend against them vigorously.

In July 2001, TWC commenced an action in Spanish court against the Company’s former President (“Juicio Verbal 530/01”) claiming ownership and demanding the return of one CDZ share that was transferred to him for administration purposes in conjunction with the Company’s April 1998 acquisition of CDZ.  In this case, the “First Instance Court” declared on July 31, 2002 that it does not have territorial competence to decide the matter, and that court resolution was appealed by TWC.  The Company won its appeal on February 28, 2002, and a decision on the share ownership dispute by the “First Instance Court” is expected sometime later in 2002.  The Company, based on advice of its Spanish legal counsel, believes its case against the Company’s former President is strong.

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

In October 2001, the Company filed a “Complaint for Damages” against Choice Capital Corporation, a/k/a Choice International Corporation (“Choice”) and Jude Onukuwa in the Superior Court of Fulton County, Georgia.  The Company seeks to recover payments made to Choice in connection with a potential financing deal that Choice did not consummate.  In addition, the Company seeks to win awards for interest, attorney fees, damages for lost profits, and punitive damages.  In November 2001, Choice answered the complaint, denying the material allegations of the complaint.  Further, Choice’s response includes a counterclaim against the Company, which seeks punitive damages of $1.2 million for lost commissions related to the unconsummated deal.  The discovery period is underway and will run until June 1, 2002.  The Company believes that it has a strong case against Choice and that it has meritorious defenses to Choice’s counterclaims and intends to pursue the Company’s claims vigorously as well as to defend against Choice’s claims vigorously.

The Company is not currently involved in any other material legal proceeding nor was it involved in any other material litigation during the quarter ended March 31, 2002.

ITEM 2.          CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

The Company has, from time to time, been in technical default of the Amended Indentures and is so as of December 31, 2001.  TWC relies upon the forbearance and waivers on the default of certain covenants from Value Partners, which represents a majority in interest of the holders of the Senior Notes. The Company has borrowed other amounts from Value Partners from time to time (some of which have been in technical default for which forbearance or waivers have been granted).  At March 31, 2002, Value Partners holds a controlling 51.32% of the Company’s issued and outstanding Common Stock with warrants to acquire up to 60.6% of such Common Stock.  At March 31, 2002, Value Partners owned 66% of the Company’s long-term debt.

Despite improvement in the results over the past three years, including net income of $2.4 million for the year ended December 31, 2001, the Company has a working capital deficit of $3.5 million and a stockholders’ deficit of $19.4 million as of March 31, 2002.  Further, the Company is highly leveraged and, from time to time, has been unable to pay its interest and accounts payable obligations when they become due.  The Company was unable to meet its interest payments in full since September 2000. Waivers of default for non-payment of interest have been received from the majority holder of the Senior Notes through the earlier of: (i) ten days subsequent to the receipt of in excess of $5.0 million from any source by TWC or any of its subsidiaries; or (ii) January 1, 2003.  Under the conditions of the waivers, if the Company receives a sum in excess of $5.0 million on or before September 17, 2002, the accrued and unpaid interest as of September 17, 2002 shall become due on September 17, 2002.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

a.                                       Exhibits

10.1         Exchange Agreement by and between Trans World Corporation and Value Partners, Ltd., Anasazi Partners Limited Partnership, New Generation Limited Partnership, Lucille Friedson, Christopher Baker, Adrienne Baker, and the Baker Venture Fund I.

b.                                      Reports on Form 8-K

The Registrant filed Form 8-K on January 9, 2002.  The report contained the text of a press release issued by the Registrant concerning the sale of a subsidiary in Spain.

SIGNATURE

In accordance with the requirements of Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS WORLD CORPORATION

Date:	May 14, 2002	By:	/s/ Rami S. Ramadan
President,
Chief Executive Officer, and
Chief Financial Officer