Form 10QSB
period 2002-06-30
TRANS WORLD CORP
filed 2002-08-05
CIK 914577

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

☒         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Shares of the Registrant’s Common Stock, par value $.001, outstanding as of July 23, 2002:  49,929,910

Transitional Small Business Disclosure Format (check one:     YES         ☐            NO          ☒)

TRANS WORLD CORPORATION AND SUBSIDIARIES

FORM 10-QSB

FOR THE QUARTER ENDED JUNE 30, 2002

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

June 30, 2002

(in thousands, except for per share data)

ASSETS
CURRENT ASSETS:
Cash	$2,963
Prepaid expenses and other current assets	213
Total current assets	3,176
PROPERTY AND EQUIPMENT, less accumulated depreciation and amortization of $2,308	6,301
OTHER ASSETS:
Goodwill	3,579
Deposits and other assets	1,084
4,663
$14,140
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Short-term debt	$706
Accounts payable	268
Interest payable	4,911
Accrued expenses and other current liabilities	1,897
Total current liabilities	7,782
LONG-TERM LIABILITIES:
Long-term debt, net of unamortized debt discount of $2,362	19,152
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Preferred stock, $.001 par value, 2,000 shares authorized, none issued
Common stock $.001 par value, 50,000 shares authorized, 49,930 shares issued and outstanding	50
Additional paid-in capital	21,750
Accumulated other comprehensive income	826
Accumulated deficit	(35,420)
Total stockholders’ deficit	(12,794)
$14,140

See accompanying notes to condensed consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS (Unaudited)

Six and Three Months Ended June 30, 2002 and 2001

(in thousands, except for per share data)

	Six Months Ended June 30, ,		Three Months Ended June 30
	2002	2001	2002	2001
REVENUES	$6,673	$6,155	$3,257	$2,950
COSTS AND EXPENSES
Cost of revenues	3,400	2,929	1,727	1,540
Depreciation and amortization	284	950	145	513
Selling, general and administrative	2,420	2,321	1,264	1,162
	6,104	6,200	3,136	3,215
INCOME (LOSS) FROM OPERATIONS	569	(45)	121	(265)
OTHER INCOME (EXPENSE):
Interest expense	(1,898)	(1,888)	(981)	(942)
Foreign exchange gain (loss)	29	(13)	26	(20)
	(1,869)	(1,901)	(955)	(962)
LOSS FROM CONTINUING OPERATIONS	(1,300)	(1,946)	(834)	(1,227)
DISCONTINUED OPERATIONS, loss from operations of discontinued Casino De Zaragoza		(632)		(413)
NET LOSS	$(1,300)	$(2,578)	$(834)	$(1,640)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, basic and diluted	19,903	9,366	28,686	11,023
LOSS PER COMMON SHARE, basic and diluted
From continuing operations	$(0.07)	$(0.21)	$(0.03)	$(0.11)
From discontinued operations		(0.07)		(0.04)
Net loss	$(0.07)	$(0.28)	$(0.03)	$(0.15)
COMPREHENSIVE LOSS
Net loss	$(1,300)	$(2,578)	$(834)	$(1,640)
Other comprehensive income, foreign currency translation adjustment	765	570	761	247
Comprehensive loss	$(535)	$(2,008)	$(73)	$(1,393)

See accompanying notes to condensed consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Six Months Ended June 30, 2002 and 2001

(in thousands)

	2002	2001
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$1	$(538)
NET CASH USED IN INVESTING ACTIVITIES, purchases of property and equipment	(1,784)	(116)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term debt		2,007
Payments of short-term debt	(262)	(1,441)
Proceeds from long-term debt	1,416
Payments of long-term debt	(29)
Proceeds from exercise of warrants	20	56
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,145	622
EFFECT OF EXCHANGE RATE CHANGES ON CASH	351	(25)
NET DECREASE IN CASH	(287)	(57)
CASH
Beginning of period	3,250	1,285
End of period	$2,963	$1,228

See accompanying notes to condensed consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.               Unaudited Statements.

The accompanying condensed consolidated financial statements of Trans World Corporation and Subsidiaries (collectively, the “Company” or “TWC”) for the six and three-month periods ended June 30, 2002 and 2001 are unaudited and reflect all adjustments of a normal and recurring nature to present fairly the consolidated financial position, results of operations and cash flows for the interim periods.  These unaudited condensed, consolidated financial statements have been prepared by the Company pursuant to the instructions to Form 10-QSB.  Pursuant to such instructions, certain financial information and footnote disclosures normally included in such financial statements have been condensed or omitted.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis or plan of operations, contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.  The results of operations for the six and three-month periods ended June 30, 2002 are not necessarily indicative of the results that may occur for the year ending December 31, 2002.

2.               Liquidity.

At June 30, 2002, the Company had a working capital deficit of $4.6 million and a stockholders’ deficit of $12.8 million.  Further, in spite of the recent sale of Casino de Zaragoza (“CDZ”) and the debt conversion initiative discussed below, the Company is highly leveraged and has been unable to meet its interest payments in full since September 2000. Waivers of default for non-payment of interest have been received from the majority holder of the Company’s 12% Senior Secured Notes (“Senior Notes”) through the earlier of: (i) ten days subsequent to the receipt of in excess of $5.0 million from any source; or (ii) January 1, 2003.  Under the conditions of the waivers, if the Company receives a sum in excess of $5.0 million on or before September 17, 2002, the accrued and unpaid interest as of September 17, 2002 shall become due on September 17, 2002.

The Company has taken several steps to improve its consolidated financial position, including (i) the December 2001 sale of its under-performing Spanish casino, CDZ ($1.3 million of the net proceeds have been earmarked for potential investment in a hotel or casino project); (ii) the consummation of an Exchange Agreement with the holders of certain debt (the “March 2002 Exchange Agreement”) which resulted in the conversion of such debt (and related accrued interest) to equity (hence reducing liabilities by $6.7 million) in May 2002; (iii) the expansion of its casino in Hate near Znojmo, Czech Republic (“Znojmo”) (from 11 to 21 gaming tables, five of which were added in May 2001 and four of which were added in July 2002);  (iv) the renovation of its casino in  Ceska, Czech Republic (“Ceska”), which was completed in May 2002; and (v) the March 2002 buyout (purchase) of the Znojmo casino building lease, which effectively lowered the related interest rate from 19.0% to 6.2%.  Additionally, the Company is studying proposed projects to develop a fourth casino and a hotel in Europe.  There can be no assurances that management’s plans will be realized.

Liquidity is dependent on the Company’s ability to attain profitable operations and to secure additional financing.

3.               Earnings (loss) per common share.

Basic earnings (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per common share incorporate the dilutive effect of common stock equivalents on an average basis during the period.  The Company’s common stock equivalents currently include stock options and warrants.  Dilutive earnings (loss) per common share have not been presented for the six and three-month periods ended June 30, 2002 and 2001, since the inclusion of common stock equivalents would have been antidilutive.

4.               Other items.

(a)          Spain - In December 2001, as a result of excessive delays by the local Spanish authorities in granting CDZ final permission to relocate, together with the business unit’s mounting losses, the Company divested itself of the casino by selling its interest in CDZ to a local Spanish casino operator.

(b)         Debt defaults - The Company has, from time to time, been in default of certain covenants of certain indebtedness.  The Company relies upon the forbearance and waivers on the defaults of certain covenants from Value Partners, Ltd. (“Value Partners”), which represents a majority in interest of the holders of the indebtedness.  In March 2002, the Company received waivers on payment of interest related defaults under certain indebtedness through the earlier of: (i) ten days subsequent to the receipt of in excess of $5.0 million from any source, including borrowing or the sale of equity; or (ii) January 1, 2003.  In the event that the Company obtains funds in excess of $5.0 million on or before September 17, 2002, the accrued unpaid interest due on September 17, 2002 shall be due on September 17, 2002.  Further, in March 2002, the Company received waivers on incurrence of additional indebtedness related defaults under certain indebtedness.

(c)          Litigation — The Company is involved in several legal actions with its former President and Chief Operating Officer in United States (“US”) and Spanish courts as well as an action against Choice Capital Corporation in the US courts (See:  Part II - Item 1.  “Legal Proceedings” and Note 6 to consolidated financial statements contained in the Company’s form 10-KSB for the year ended December 31, 2001.)

The Company is not currently involved in any other material legal proceeding nor was it involved in any other material litigation during the six months ended June 30, 2002.

(d)         Debt exchange and other equity activity — The Company consummated the March 2002 Exchange Agreement with the holders of $4.8 million 12% Secured Senior Bonds (“LA Bonds”) whereby this debt, together with $1.9 million of accrued and unpaid interest was exchanged for approximately 37.2 million shares of the Company’s common stock, par value $.001 (Common Stock”), at a conversion price of $0.18 per share.  On June 5, 2002, the Company issued approximately 1.7 million shares of Common Stock in conjunction with the exercise of certain warrants.

(e)          Increase in Authorized Capital — In conjunction with the 2002 Annual Meeting, which was held on July 15, 2002, the shareholders approved an amendment to the Company’s Articles of Incorporation that increased the number of authorized shares of capital stock of the Company from 52,000,000 to 104,000,000, of which 4,000,000 shares, each having a par value of $.001 per share, were designated “Preferred Stock,” and 100,000,000 shares, each having a par value of $.001 per share, were designated “Common Stock,”

(f)          Recent Accounting Pronouncements — In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) Nos. 141 and 142, “Business Combinations” and “Goodwill and Other Intangibles”.  SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.  Under SFAS No. 142, effective the first quarter of the year ending December 31, 2002, goodwill is no longer subject to amortization over its estimated useful life; rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test.  During the quarter ended June 2002, the Company completed the first step of the required two-step impairment testing.  The first step of the impairment testing required the Company to compare the fair value of its Czech Republic reporting unit, the Company’s only reporting unit as defined under SFAS No. 142, to its carrying value (the net equity of the Company) to determine whether there was an indication that an impairment existed.  No impairment losses were recorded upon the initial adoption of SFAS No. 142. Additionally, an acquired intangible asset is to be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so.

In August 2001, FASB issued SFAS No 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  This statement established a single accounting model, based on the framework established in SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets to be Disposed of”, for long-lived assets to be disposed of by sale and to address significant implementation issues.  In light of the December 2001 sale of

CDZ, the Company has presented the operations of CDZ as discontinued operations for the six and three-month periods ended June 30, 2001.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Exchange Rates

Due to the fact that the Company’s operations are located in Europe, the financial results are subject to the influence of fluctuations in foreign currency exchange rates.  In contrast to the second quarter of 2001, a period in which the Euro and other European currencies lost significant value versus the US Dollar (“USD”), a trend that negatively impacted the Company’s performance, these currencies strengthened against the USD in the second quarter of 2002 versus the second quarter of 2001, which increased revenue and expense totals converted into USDs.  Further, since the Company’s revenues were earned in Euros and the Business Unit expenses were paid in Korunas, the Company incurred a disproportionate increase in the USD value of expenses versus revenues as a result of the fact that the Koruna strengthened more against the USD in the reporting period than did the Euro.

The actual 2002 and 2001 operating results in local currency for the Business Units were converted to USDs using the average exchange rates of the quarters, which are depicted in the following table.

Period	US Dollar	Czech Koruna	Euro
April 2002 through June 2002	$1.00	33.2383	1.0893
January 2002 through March 2002	$1.00	36.2297	1.1405
April 2001 through June 2001	$1.00	39.2593	1.1399
January 2001 through March 2001	$1.00	37.6635	1.0832

The Balance Sheet totals of the Company’s foreign subsidiaries at June 30, 2002 were converted to USDs using the prevailing exchange rates at June 30, 2002, which are depicted in the following table.

As Of	US Dollar	Czech Koruna	Euro
June 30, 2002	$1.00	29.6390	1.0083

Total Company:

Three Months Ended June 30, 2002 and 2001:

The Company’s current operations include the Ceska casino, a casino in Rozvadov, Czech Republic (“Rozvadov”), and the Znojmo casino (collectively, the “Business Units”).

The changes in the consolidated results of the three months ended June 30, 2002 from those of the three months ended June 30, 2001 are depicted in the following table.

	Three Months Ended June 30, 2001	Change	Three Months Ended June 30, 2002
Net loss	(1,640)
Revenues		307
Cost of revenues		(187)
Depreciation and amortization		368
Selling, general and administrative		(102)
Interest expense and other		(39)
Foreign exchange gain		46
Discontinued operations		413
Net loss		806	(834)

Exchange rate fluctuations further served to increase the revenues reported in USDs due to the modest strengthening of the Euro, the currency in which the Company’s revenues are earned, against the USD in the three-month period ended June 30, 2002 versus the same period in 2001.  Total revenue for the quarter ended June 30, 2002 was $3.3 million, which represents an increase of $307,000 versus the same period in 2001.  As in the quarter ended March 31, 2002, the revenue growth was due, primarily, to improvement of the Win Percentage (“WP”), the ratio of table game revenues to the value of all gaming chips purchased, and Drop per Head (“DpH”), the per guest average dollar value of gaming chips purchased, gains in Rozvadov and Znojmo, which were attributable, in part, to increases to betting minimums in conjunction with conversion to the Euro in January 2002.  These improvements allowed the casinos to overcome an overall attendance decline of 26.8% in the Business Units versus the same period in 2001.  The reduced attendance can be largely attributed to increased competition in the area and the current economic conditions, which are the result of a combination of a general slowdown in the economy, particularly in the Bavarian region of Germany, from where the majority of Ceska’s clients are drawn, and the recent transition to the Euro, which has contributed to a reduction in disposable income as a result of price increases by opportunistic businesses.  The increased DpH and reduced attendance are indicative of the fact that, among other factors, novice players reduced their visitation in the period.

Exchange rate fluctuations served to increase expenses reported in USD due to the fact that the Czech Koruna, the currency in which the Company’s overseas expenses are incurred, strengthened significantly against the USD in the three-month period ended June 30, 2002 versus the same period in 2001.  Cost of revenues increased by $187,000 in the second quarter of 2002 versus the same period in 2001 due, primarily, to $130,000 in additional gaming tax expense attributable to revenue growth and reception revenue treatment related increases mandated by the Czech Republic Ministry of Finance, which went into effect in June 2001.  In addition, expenses related to the increased number of Novomatic slot machines and electro-mechanical multi-roulette machines in this quarter over that of 2001, more than offset volume related labor savings.  Depreciation and amortization expense in the quarter ended June 30, 2002 decreased $368,000 versus the quarter ended June 30, 2001 due, primarily, to the sale of CDZ and the Company’s adoption of SFAS No. 142.  Selling, general, and administrative expenses increased by $102,000 in the quarter ended June 30, 2002 versus the same period in 2001 as the net result of repairs and maintenance costs related to the Ceska renovation, the incurrence of a one time real estate transfer tax expense of approximately $62,000 related to the Znojmo casino building lease buyout, an approximately $70,000 savings in rent expense as a result of the Znojmo casino building purchase, and the fact that a one-time credit of  $117,000 related to the reversal of accrued expenses for the closed Louisiana operations was realized in the second quarter of 2001.  Interest expense was $39,000 higher in the second quarter of 2002 than in the same period in 2001 as the net result of several items, including (i) the incurrence of $159,166 of penalty interest expense in the second quarter of 2002; (ii) $144,000 of interest on the LA Bonds, which were exchanged for Common Stock in the second quarter of 2002, having been incurred in the second quarter of 2001; (iii) approximately $32,757 of interest expense related to a local loan in conjunction with the March 2002  buyout (purchase) of the Znojmo casino building lease; and (iv)  an approximately $9,000 reduction in miscellaneous interest expense and other in the second quarter of 2002 versus the same period in 2001.  As a result of the December 31, 2001 sale of CDZ, the Company did not incur costs relative to the discontinued operations during 2002 versus a net loss of $413,000 in the second quarter of 2001.  As a result, the Company incurred a net loss of $834,000 for the quarter ended June 30, 2002 versus a net loss of $1.6 million in the second quarter of 2001.

Six Months Ended June 30, 2002 and 2001:

The changes in the consolidated results of the six-month period ended June 30, 2002 from those of the six-month period ended June 30, 2001 are depicted in the following table.

	Six Months Ended June 30, 2001	Change	Six Months Ended June 30, 2002
Net loss	(2,578)
Revenues		518
Cost of revenues		(472)
Depreciation and amortization		666
Selling, general and administrative		(99)
Interest expense and other		(10)
Foreign exchange gain		43
Discontinued operations		632
Net loss		1,278	(1,300)

Exchange rate fluctuations served to increase the revenues reported in USDs due to the modest strengthening of the Euro, the currency in which the Company’s revenues are earned, against the USD in the six-month period ended June 30, 2002 versus the same period in 2001.  At approximately $6.7 million, total Company revenue year to date through June 2002 represented an improvement of $518,000 over the first six months of 2001.  The revenue gains were the result of DpH growth in Rozvadov and Znojmo and improved WPs in all Business Units, which allowed the casinos to overcome an overall 20.4% decline in attendance in the period.  Exchange rate fluctuations further served to increase expenses reported in USD due to the fact that the Czech Koruna, the currency in which the Company’s overseas expenses are incurred, strengthened significantly against the USD in the six-month period ended June 30, 2002 versus the same period in 2001.  Cost of revenues increased by $472,000 in the first six months of 2002 versus the first six months of 2001 due, primarily, to volume and reception revenue treatment related gaming tax increases and slot machine and multi-roulette related profit share payments.  Depreciation and amortization expense in the six-month period ended June 30, 2002 decreased $666,000 versus the six-month period ended June 30, 2001 due, primarily, to the sale of CDZ and the Company’s adoption of SFAS No. 142.  Selling, general and administrative expenses were $99,000 higher in the first six months of 2002 versus the same period in 2001 due to the second quarter 2002 increase in these expenses described above, as compared to the first quarter expenditures for the prior year.  As a result of the December 31, 2001 sale of CDZ, the Company did not incur costs relative to the discontinued operations during 2002 versus a net loss of $632,000 in the first six months of 2001.  As a result, the Company incurred a net loss of $1.3 million for the six-month period ended June 30, 2002 versus a net loss of $2.6 million in the same period in 2001.

Business Units:

The following discussion and analysis relates to the consolidated financial condition and results of continuing operations of the Company for the six and three-month periods ended June 30, 2002 and comparison of those results to the six and three-month periods ended June 30, 2001 (“2001”, “previous year” or “prior year”).  In December 2001, as a result of excessive delays by the local Spanish authorities in granting CDZ final permission to relocate, together with CDZ’s mounting losses, the Company divested itself of the casino by selling its interest in CDZ to a local Spanish casino operator; therefore, CDZ is not included in the following discussion and analysis.

Information relative to the Business Units and the management company, which is located in New York, for the six and three-month periods ended June 30, 2002 and 2001, is as follows:

	Six Months Ended June 30,			Quarter Ended June 30,
	2002	2001	Variance	2002	2001	Variance
	Ceska, Czech Republic
Total drop ($000) (1)	7,186	9,688	(2,501)	3,324	4,768	(1,444)
Total revenue ($000)	1,982	2,420	(438)	977	1,216	(239)
Operating expenses ($000)	(1,633)	(1,858)	225	(828)	(961)	133
Management fees ($000) (2)	(265)	(338)	74	(131)	(174)	43
Income from operations exclusive of interest and depreciation and amortization ($000)	84	224	(139)	19	82	(63)
	Rozvadov, Czech Republic
Total drop ($000) (1)	5,260	4,639	621	2,834	2,123	711
Total revenue ($000)	1,469	1,052	417	701	474	227
Operating expenses ($000)	(987)	(854)	(133)	(500)	(421)	(80)
Management fees ($000) (2)	(206)	(149)	(57)	(101)	(68)	(33)
Income from operations exclusive of interest and depreciation and amortization ($000)	277	50	227	100	(15)	115
	Znojmo, Czech Republic
Total drop ($000) (1)	11,860	10,943	917	5,842	5,239	603
Total revenue ($000)	3,222	2,683	539	1,579	1,269	310
Operating expenses ($000)	(2,405)	(1,836)	(569)	(1,240)	(934)	(306)
Management fees ($000) (2)	(404)	(355)	(48)	(198)	(171)	(26)
Income from operations exclusive of interest and depreciation and amortization ($000)	414	491	(77)	141	164	(23)
	Management Company, New York
Total revenue ($000)	—	—	—	—	(9)	9
Eliminations ($000) (3)	32	198	(167)	18	114	(96)
Operating expenses ($000)	(827)	(903)	77	(442)	(503)	61
Management fees ($000) (2)	874	843	31	430	413	17
Income from operations exclusive of interest and depreciation and amortization ($000)	79	138	(59)	6	14	(9)
	Grand Total
Total drop ($000) (1)	24,307	25,270	(964)	12,001	12,130	(129)
Total revenue ($000)	6,673	6,155	518	3,257	2,950	307
Operating expenses ($000)	(5,819)	(5,253)	(567)	(2,992)	(2,705)	(287)
Management fees ($000) (2)	—	—	—	—	—	—
Income from operations exclusive of interest and depreciation and amortization ($000)	854	902	(49)	265	244	21

(1)  The total value of all gaming chips purchased.

(2)  Eliminated in consolidation.

(3)  Consists of gaming equipment leases and other business unit billbacks that are eliminated in consolidation.

Notes:             The above table contains variances that can be attributed to the rounding of numbers.
For comparison purposes, the year 2001 total drop data has been adjusted to include reception revenue.

Ceska

In the three months ended June 30, 2002, Ceska generated total revenue of $977,000, which represented a decrease of $239,000 versus the same period in 2001.  The casino experienced a 32.8% decline in attendance in the period due to increased competition in the region; the ongoing economic recession in Germany; the World Cup soccer tournament, in which Germany reached the finals; and the disruption caused by the final stage of the casino’s renovation, which was completed in late May 2002.  The decreased activity resulted in some volume related gaming tax and labor savings in the casino’s operating departments.  The net gaming related tax savings, however, was limited due to the inclusion of reception revenue in the calculation base pursuant to a tax law change mandated by the Czech Republic Ministry of Finance, which went into effect in June 2001.  In addition, the casino realized a $34,000 savings in rent expense due to renegotiation of the lease rates for the casino and the employee housing buildings, which more than offset increased repairs and maintenance expenses related to completion of the casino renovation.  Further, the revenue decline in the period resulted in reduced management fee expense, which was eliminated in consolidation.  As a result, Ceska finished the quarter ended June 30, 2002 with income from operations exclusive of interest and depreciation and amortization of $19,000, which represented a decrease of $63,000 versus the same period in 2001 and equaled 1.9% of total revenue.

Year to date through June 30, 2002, Ceska produced total revenue of $2.0 million, which represented a decline of $438,000, or 18.1%, versus the first six months of 2001.  Attendance, which declined by 23.0% in the first six months of 2002 versus the first six months in 2001, and DpH, which was 3.5% lower during the same comparative period, reflected the difficult operating environment faced by Ceska.  The combination of increased competition and economic hardship in the region has been detrimental to the casino’s performance.  Management has implemented a number of strategies in an effort to counteract the negative trend of business, including renovation of the casino, the introduction of various promotional programs and events, and the continuation of a slot machine replacement program.  Although $225,000 in operating expense savings and $74,000 in management fee reductions were realized in the six-month period ended June 30, 2002 versus the same period in 2001, these savings were not sufficient to overcome the large revenue decrease, and the casino finished the first six months of 2002 with income from operations exclusive of interest and depreciation and amortization of $84,000, which represented a decrease of $139,000 versus the same period in 2001 and equaled 4.2% of total revenue.

Rozvadov

Total revenue in the second quarter of 2002 was $701,000, which represented an improvement of $227,000, or 47.9%, over the same period in 2001 and was fueled by exceptional growth in DpH.  Rozvadov has established itself as an exclusive club, catering, primarily, to a group of loyal gamblers, who have thus far proven to be less vulnerable to downturns in the German economy.  Further, the introduction of higher table game limits, coupled with the changeover to Euros in January 2002, has helped spur the DpH growth, which improved by $160, or 61.3%, in the second quarter of 2002 versus the second quarter of 2001.  Operating expenses increased by $80,000 in the three-month period ended June 30 2002 versus the same period in 2001, with the majority of the increase coming from volume and reception tax treatment related increases in gaming taxes and volume related increases in management fees, which were eliminated in consolidation.  Rozvadov retained $115,000, or 50.7%, of the $227,000 revenue improvement at the income from operations exclusive of interest and depreciation and amortization level, which finished the quarter at $100,000, or 14.3% of revenue.

In the six months ended June 30, 2002, Rozvadov posted revenue of $1.5 million versus $1.1 million in the first six months of 2001, an increase of $417,000, or 39.6%.  The revenue growth was the result of substantial DpH and WP improvements, 31.5% and 5.2 percentage points respectively, which significantly offset a 13.7% decline in attendance in the period.  The strength of these two key revenue drivers reflected management’s strategy to reinforce the facility’s private club atmosphere, as the number of novice players in the attendance mix was relatively small.  Further, at the behest of these key clients, promotional events in Rozvadov were kept to a minimum.  Expense increases were in line with revenue growth and as a result, the casino retained $227,000, or 54.4%, of the $417,000 revenue improvement at the income from operations exclusive of interest and depreciation and amortization level, which finished the six-month period at $277,000, or 18.9% of revenue, versus $50,000, or 4.8% of revenue, in the first six months of 2001.

Znojmo

In the second quarter of 2002, revenues in Znojmo, American Chance Casinos’ (“ACC”) largest and most productive casino, were $1.6 million, which represented an improvement of $310,000, or 24.4%, over the second quarter or 2001.  As in Rozvadov, the revenue growth was fueled by a combination of improvement in DpH and WP, which overcame a decline in attendance.  Visa requirements and border congestion encumbered travel to the casino from Austria and negatively impacted attendance in the period.  Management attempted to overcome these deterrents to potential visitors by hosting a number of theme buffets and parties and introducing several promotional programs.  While Znojmo posted solid revenue growth in the period versus the same period in 2001, the casino struggled in terms of revenue retention, as expense increases exceeded revenue gains.  Gaming taxes grew by $101,000 in the quarter versus the same quarter in 2001 due to the revenue gains and the previously discussed reception revenue treatment change.  Operating expenses in the gaming department grew by $118,000 largely as a result of profit share payments related to Novomatic slot machines and the electro-mechanical multi-roulette machine.  Further, in the quarter ended June 30, 2002, the casino incurred an approximately $62,000 real estate transfer tax expense related to the March 2002 buyout (purchase) of the casino building lease.  The quarter’s revenue increase also translated into a $26,000 increase in management fee expense, which was eliminated in consolidation, and at $141,000, income from operations exclusive of interest and depreciation and amortization in the second quarter of 2002 decreased by $23,000 versus the same period in 2001 and represented 8.9% of total revenue.

In the six months ended June 30, 2002, revenue in Znojmo exceeded prior year totals by $539,000, or 20.1%.  The year to date statistical trends of decreased attendance and increase DpH and WP were consistent with those of the second quarter of 2002.  Increased gaming tax, profit share, and casino building lease buyout related expenditures have outpaced revenue gains and negatively impacted revenue retention in the six-month period. As a result, income from operations exclusive of interest and depreciation and amortization in the first six months of 2002 was $414,000 versus $491,000 in the same period in 2001, which represented a decline of $77,000, or 15.7%.

Management Company

Operating expenses of the management company were $442,000 in the three months ended June 30, 2002, which represented a decrease of $61,000 versus the second quarter of 2001.  The decreased expenditure levels can be attributed, primarily, to reduced legal fees and a savings in payroll related expenditures.

Year to date through June 2002, management company expenditures were $827,000 versus $903,000 in the same period in 2001.  The approximately $77,000 savings were predominantly the result of reduced payroll and audit fee expenditures in the six months ended June 30, 2002 versus the six months ended June 30, 2001.

Administrative Issues:

Ceska

On May 29, 2002, the casino celebrated the completion of its three-phase renovation with a party, which coincided with a German bank holiday and the opening of the casino’s poker room.  In conjunction with renovation of the facility, a 1920’s Chicago theme was introduced, which is consistent with the casino’s ACC branding.

The Ceska casino operates in the most competitive environment of any of the Company’s casinos.  Subsequent to the recent closure of the Casino Game, a local competitor, which was unable to survive amid the intense competition in the area, Ceska currently competes with three casinos in the immediate vicinity and two additional casinos in the greater region, one of which is located in Germany.

The Ceska casino currently has 15 gaming tables, including seven card tables, seven roulette tables, and one electro-mechanical, eight-position roulette game.  It also has 55 slot machines, including 26 newer-style Novomatic machines; and parking for approximately 60 cars.

Rozvadov

Management intends to replace the carpet on the casino’s main level in September 2002 and is considering relocation of the Rozvadov’s slot room in conjunction with this project.  Further, management’s plans also include introduction of a Hawaiian theme.

Rozvadov currently operates 11 gaming tables, including five card tables, five roulette tables, and one electro-mechanical roulette game; 30 slot machines, six of which are newer-style Novomatics; and parking for 40 cars.

Znojmo

In March 2002, the Company received waivers on incurrence of additional indebtedness related defaults under the March 1998 Senior Notes and exercised its right to buyout (purchase) the Znojmo building lease.  The March 2002 buyout (purchase) of the building lease, the approximately $1.4 million cost of which was financed by a loan from a local Czech Republic bank.  The building purchase effectively lowered the related interest rate from 19.0% to 6.2%.

Further, management has moved forward with its plan to develop an employee housing building on TWC’s land adjacent to the casino building with construction expected to get underway in the fall of 2002.  In addition, management is in the process of evaluating a proposed project to build a mid-size hotel next to, and connected to, the casino, which, if pursued, would be constructed in the year 2003, assuming that the Company is able to secure the necessary financing for the project.

In the year ended December 31, 2001, the Znojmo casino was expanded from 11 to 16 live gaming tables and an electro-mechanical roulette game was introduced along with 36 Novomatic slot machines, which replaced some of the casino’s older Aristocrat machines.  Despite this table game expansion, seating shortages at the casino’s gaming tables persisted in peak times, which prompted management to introduce four additional card tables in July 2002.

Znojmo currently operates 21 gaming tables, which consist of twelve card tables, eight roulette tables, and one electro-mechanical roulette game; 41 slot machines, 36 of which are newer-style Novomatic machines; and parking for approximately 120 cars.

Management Company

The 2002 Annual Meeting was held on July 15, 2002 in London, England.  In that meeting, the shareholders re-elected the Company’s four directors to hold office until their successors are duly elected and qualified, amended the Company’s Articles of Incorporation by increasing the number of authorized shares of Capital Stock from 52,000,000 to 104,000,000, and ratified the appointment of Rothstein, Kass & Company, P.C. as the Company’s independent accountants for the fiscal year ending December 31, 2002.

Sales and Marketing

Ceska

Marketing initiatives in the second quarter of 2002 were varied and extensive as Ceska fought to overcome its competition and the effects of a recent downturn in the German economy.  In addition to hosting a “kickoff” party for the casino’s renovated product and new poker room in late May 2002, Ceska hosted Italian and Russian theme buffets and Easter and “Summer Night” theme parties in the period.  The casino also introduced midweek “Tombolas” (raffles) in order to augment attendance on typically slow nights.  Further, several promotional programs, including a customer loyalty program that is ongoing and includes incentives for new guests to return, were introduced. Additional promotional programs that are currently underway in Ceska include a “Summer Quiz” program and a “Lucky Player” program.  These programs, coupled with the introduction of a one Euro minimum bet on American Roulette, were designed to increase casino visitation through the attraction of lower stakes players.  In addition, in the second quarter of 2002, management began limited advertising campaigns in potential new markets.

Rozvadov

In deference to Rozvadov’s loyal group of larger volume players, management limited the number of promotional events held at the casino.  Instead, management continued to focus on customer recognition in an effort to maintain its core base of clients.  The casino held one promotional event in the period, an Easter theme party, which took place in April 2002.  In addition, the casino’s printed materials have been updated with Hawaiian themes, which is the motif that is being introduced to the casino.

Znojmo

As in Ceska, management held a number of promotional events and introduced several attendance-boosting programs in Znojmo in the second quarter of 2002.  In addition to Easter, Spring and “Summer Night” theme parties and an Italian theme buffet, the casino introduced several programs designed to promote customer loyalty in the period.  In the second quarter of 2002, media advertising continued to focus on Vienna, and included newspaper, video wall, and tram advertisements.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital, defined as current assets minus current liabilities, decreased $4.7 million to a deficit of $4.6 million at June 30, 2002 from a working capital surplus of $94,000 at December 31, 2001.  The decrease was due, primarily, to increases in accrued interest on bonds at June 30, 2002.  For the six months ended June 30, 2002, the Company had net cash provided by operations of $1,000.  This was, primarily, a result of a $1.3 million net loss offset by $284,000 of depreciation and amortization, $387,000 of non-cash interest related to the amortization of debt discount and a $630,000 net increase in cash attributable to changes in operating assets and liabilities.  For the six months ended June 30, 2002, net cash used in investing activities of $1.8 million related to the purchase of property and equipment, primarily, the purchase of the Znojmo casino building and the purchase of four gaming tables for Znojmo.  For the six months ended June 30, 2002, net cash provided by financing activities of $1.1 million, which included proceeds of approximately $1.4 million from a loan to purchase the Znojmo casino building, $29,000 in repayment of this loan, $262,000 in repayments of an operating loan in the Czech Republic, and $20,000 in proceeds from the exercise of warrants.

The Company has, from time to time, been in technical default of the indentures related to the Senior Notes, which were amended in conjunction with the 1998 restructuring of the Company’s Czech subsidiaries and legal entities (the “Amended Indentures”), and is so as of June 30, 2002.  TWC relies upon the forbearance and waivers on the default of certain covenants from Value Partners, which represents a majority in interest of the holders of the Senior Notes. The Company has borrowed other amounts from Value Partners from time to time (some of which have been in technical default for which forbearance or waivers have been granted).  On February 23, 2001, Value Partners converted 5,657,453 of $0.01 warrants held by it.  In May 2002, the Company issued 23,270,833 shares of Common Stock to Value Partners in conjunction with the March 2002 Exchange Agreement.  With these additional equity holdings, Value Partners holds a controlling 57.9% of the Company’s issued and outstanding Common Stock with warrants to acquire up to 60.0% of such Common Stock.  At June 30, 2002, Value Partners owned 66.6% of the Company’s long-term debt.

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

The Company has taken several steps to improve its consolidated financial position, including (i) the December 2001 sale of its under-performing Spanish casino ($1.3 million of the net proceeds have been earmarked for potential investment in a hotel or casino project); (ii) the consummation of the March 2002 Exchange Agreement which resulted in the conversion of such debt (and related accrued interest) to equity (hence reducing liabilities by $6.7 million); (iii) the 2001 expansion of its casino in Hate near Znojmo, Czech Republic (from 11 to 21 gaming tables, five of which were added in May 2001 and four of which were added in July 2002);  (iv) the renovation of its casino in  Ceska, Czech Republic, which was completed in May 2002; and (v) the March 2002 buyout (purchase) of the Znojmo casino building lease, which effectively reduced the related interest rate from 19.0% to 6.2%.  Additionally, the Company is studying proposed projects to develop a fourth casino and a hotel in Europe and possible further debt reduction initiatives.  There can be no assurances that management’s plans will be realized.

In March 2002, the Company received waivers on incurrence of additional indebtedness related defaults under the March 1998 Senior Notes and exercised its right to buyout (purchase) the Znojmo building lease.  The March 2002 buyout (purchase) of the building lease, the cost of which was approximately $1.4 million, was financed by a loan from a local Czech Republic bank.  The bank note, which is payable in monthly installments through December 2006, bears interest at 6.2% per annum and is collateralized by the Znojmo casino building, the Company’s Rozvadov casino and employee housing buildings, and the Company’s land in Folmava.

PLAN OF OPERATIONS

TWC management will continue to develop marketing and operational strategies designed to increase attendance and revenues at its existing locations in the Czech Republic.  Management will strive to maximize the performance of its existing Business Units through a combination of revenue enhancement strategies and improved efficiencies.

In light of the increased competition and economic downturn in the region, the focus in Ceska will be on implementing strategies designed to expand the customer base.  Rozvadov, the greatest challenge of which has been its size limitations, will seek to retain its existing base of quality players and to build this base through guest relations programs and target specific marketing initiatives.  Further, the planned replacement of the main gaming floor’s carpet and introduction of a Hawaiian theme should help the casino maintain and enhance its market position.  Znojmo, which has the greatest future growth potential of all of TWC’s Business Units, was expanded by four gaming tables in July 2002 and will continue to be promoted via marketing campaigns that target the vast Vienna, Austria market.  Other future development plans for the Company include the possible construction of a fourth casino in the Czech Republic and the potential development of a hotel adjacent to the Znojmo casino.

Long Range Objective

The Company’s senior corporate-level management, some of whose backgrounds are in the hotel industry, has endeavored to rid the Company of unprofitable business units, maximize the potential of the Company’s Czech Republic operations, and explore expansion of the Company through the addition of new business units, including hotels.  Management is currently evaluating several potential expansion opportunities in Europe and the United States, subject to the availability of the necessary financing, and intends to use the greater part of the net proceeds from the sale of CDZ as investment capital for an expansion project.

Management’s long-term goal is to create two hotel divisions, a Europe-based division and a U.S.-based division, while pursuing expansion of the casino division.  Acquisitions will be based on an evaluation of the potential return of projects that arise and the availability of financing to purchase additional assets.

Development

The Company has earmarked approximately $1.3 million in net cash proceeds from the sale of CDZ for investment in expansion projects and is currently evaluating several possible acquisition prospects in addition to the aforementioned potential casino and hotel development projects in the Czech Republic.  Management intends to move forward with what it believes to be the project with the highest potential return and greatest strategic value based on detailed analyses of all potential investment opportunities.  Details of development projects being considered outside the Czech Republic have been intentionally omitted from this report.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 6, 2000, the Company’s former President and Chief Operating Officer, Andrew Tottenham (“former President”), commenced an action against the Company in the United States District Court for the Southern District of New York, seeking to recover a minimum of $1.3 million and other unspecified amounts in damages for alleged wrongful conduct, primarily, in connection with his separation of employment from the Company.  On February 23, 2001, the Company responded to the amended complaint denying the material allegations of the former President’s claims, as well as asserting several counterclaims.  Discovery is ongoing with a current cutoff date of October 2002.

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

In October 2001, the Company filed a “Complaint for Damages” against Choice Capital Corporation, a/k/a Choice International Corporation (“Choice”) and Jude Onukuwa in the Superior Court of Fulton County, Georgia, seeking to recover payments made to Choice in connection with a potential financing deal that Choice did not consummate along with awards for interest, attorney fees, damages for lost profits, and punitive damages.  In November 2001, Choice answered the complaint, denying the material allegations of the complaint and further responded by seeking punitive damages in a counterclaim for $1.2 million for lost commissions related to the unconsummated deal.  Discovery is ongoing.

Based on the advice of its legal counsel, the Company believes it has meritorious positions in the above cases and intends to pursue its claims vigorously as well as to defend claims against it vigorously.  Accordingly, no provision for liability to the Company that may result upon adjudication has been made in the accompanying condensed consolidated financial statements.  The Company is not currently involved in any other material legal proceeding nor was it involved in any other material litigation during the six months ended June 30, 2002.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

In March 2002, the Company executed an Exchange Agreement with the holders of $4.8 million 12% Secured Senior Bonds whereby this debt, together with $1.9 million of accrued and unpaid interest was exchanged in May 2002 for approximately 37.2 million shares of the Company’s Common Stock at a conversion price of $0.18 per share.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company has, from time to time, been in technical default of the Amended Indentures and is so as of December 31, 2001.  TWC relies upon the forbearance and waivers on the default of certain covenants from Value Partners, which represents a majority in interest of the holders of the Senior Notes. The Company has borrowed other amounts from Value Partners from time to time (some of which have been in technical default for which forbearance or waivers have been granted).  At June 30, 2002, Value Partners holds a controlling 57.9% of the Company’s issued and outstanding Common Stock with warrants to acquire up to 60.0% of such Common Stock.  At June 30, 2002, Value Partners owned 66.6% of the Company’s long-term debt.

Despite improvement in the results over the past three years, including net income of $2.4 million for the year ended December 31, 2001, the Company has a working capital deficit of $5.2 million and a stockholders’ deficit of $12.8 million as of June 30, 2002.  Further, the Company is highly leveraged and, from time to time, has been unable to pay its interest and accounts payable obligations when they become due.  The Company was unable to meet its interest payments in full since September 2000. Waivers of default for non-payment of interest have been received from the majority holder of the

Senior Notes through the earlier of: (i) ten days subsequent to the receipt of in excess of $5.0 million from any source by TWC or any of its subsidiaries; or (ii) January 1, 2003.  Under the conditions of the waivers, if the Company receives a sum in excess of $5.0 million on or before September 17, 2002, the accrued and unpaid interest as of September 17, 2002 shall become due on September 17, 2002.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 2002 Annual Meeting on July 15, 2002.  A total of 67 proxies were received, and a total of 9,954,725 shares were voted.  In that meeting, the shareholders voted by proxy as follows:

1.                                       Election of Directors:

	For	Withheld
Geoffrey B. Baker	9,923,225	31,500

Julio E. Heurtematte	9,923,225	31,500

Rami S. Ramadan	9,923,225	31,500

Malcolm M.B. Sterrett	9,923,225	31,500

2.                                       Ratification of the proposal to amend the Company’s Articles of Incorporation by increasing the number of authorized shares of Capital Stock.

For	Against	Abstain	Not Voted
6,362,942	48,495	0	3,543,288

3.                                       Ratification of the appointment of Rothstein, Kass & Company, P.C.:

For	Against	Abstain
9,945,225	9,500	0

ITEM 5.  OTHER INFORMATION

                None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

None.

SIGNATURE

In accordance with the requirements of Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS WORLD CORPORATION

Date:	August 5, 2002	By:	/s/ Rami S. Ramadan
President,
Chief Executive Officer, and
Chief Financial Officer