Form 10QSB/A
period 2002-06-30
TRANS WORLD CORP
filed 2002-08-13
CIK 914577

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB/A

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

FORM 10-QSB/A

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

ITEM 5.  OTHER INFORMATION

                None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

99.1 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURE

In accordance with the requirements of Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS WORLD CORPORATION

Date:	August 13, 2002	By:	/s/ Rami S. Ramadan
President,
Chief Executive Officer, and
Chief Financial Officer