Form 10QSB
period 2002-09-30
TRANS WORLD CORP
filed 2002-11-15
CIK 914577

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Shares of the Registrant’s Common Stock, par value $.001, outstanding as of November 13, 2002:  50,328,175

Transitional Small Business Disclosure Format (check one:   YES   ☐          NO   ☒)

TRANS WORLD CORPORATION AND SUBSIDIARIES

FORM 10-QSB

FOR THE QUARTER ENDED SEPTEMBER 30, 2002

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

September 30, 2002

(in thousands, except for per share data)

ASSETS

CURRENT ASSETS:

Cash	$3,108
Prepaid expenses and other current assets	191

Total current assets	3,299

PROPERTY AND EQUIPMENT, less accumulated depreciation and amortization of $2,391	6,068

OTHER ASSETS:

Goodwill	3,579
Deposits and other assets	1,028

4,607

$13,974

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:

Short-term debt	$376
Accounts payable	264
Interest payable	5,516
Accrued expenses and other current liabilities	2,086

Total current liabilities	8,242

LONG-TERM LIABILITY:

Long-term debt, net of unamortized debt discount of $2,171	19,364

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:

Preferred stock, $.001 par value, 4,000 shares authorized, none issued
Common stock $.001 par value, 100,000 shares authorized, 50,328 shares issued and outstanding	50
Additional paid-in capital	21,750
Accumulated other comprehensive income	687
Accumulated deficit	(36,119)

Total stockholders’ deficit	(13,632)

$13,974

See accompanying notes to condensed consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS (Unaudited)

Nine and Three Months Ended September 30, 2002 and 2001

(in thousands, except for per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2002	2001	2002	2001

REVENUES	$10,330	$9,302	$3,657	$3,147

COSTS AND EXPENSES
Cost of revenues	5,370	4,520	1,970	1,590
Depreciation and amortization	436	1,321	151	371
Selling, general and administrative	3,810	3,484	1,390	1,160
	9,616	9,325	3,511	3,121

INCOME (LOSS) FROM OPERATIONS	714	(23)	146	26

OTHER INCOME (EXPENSE):
Interest expense, net	(2,714)	(3,034)	(815)	(1,149)
Foreign exchange gain (loss)	(28)	(11)	(31)	2
Other	2	2
	(2,740)	(3,045)	(844)	(1,147)

LOSS FROM CONTINUING OPERATIONS	(2,026)	(3,068)	(698)	(1,121)

DISCONTINUED OPERATIONS, loss from operations of discontinued Casino De Zaragoza		(1,410)		(777)

NET LOSS	$(2,026)	$(4,478)	$(698)	$(1,898)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, basic and diluted	30,083	9,925	50,112	11,023

LOSS PER COMMON SHARE, basic and diluted
From continuing operations	$(0.07)	$(0.31)	$(0.01)	$(0.10)
From discontinued operations		(0.14)		(0.07)
Net loss	$(0.07)	$(0.45)	$(0.01)	$(0.17)

COMPREHENSIVE LOSS

Net loss	$(2,026)	$(4,478)	$(698)	$(1,898)

Other comprehensive income, foreign currency translation adjustment	652	224	(139)	(348)

Comprehensive loss	$(1,374)	$(4,254)	$(837)	$(2,246)

See accompanying notes to condensed consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Nine and Three Months Ended September 30, 2002 and 2001

(in thousands)

	2002	2001

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$1,214	$(341)

NET CASH USED IN INVESTING ACTIVITIES, purchases of property and equipment	(1,989)	(198)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term debt		2,007
Payments of short-term debt	(400)	(1,513)
Proceeds from long-term debt	1,416
Payments of long-term debt	(115)
Proceeds from exercise of warrants	20	56

NET CASH PROVIDED BY FINANCING ACTIVITIES	922	550

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(289)	13

NET INCREASE (DECREASE) IN CASH	(142)	24

CASH
Beginning of period	3,250	1,285

End of period	$3,108	$1,309

See accompanying notes to condensed consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.               Unaudited Statements.

The accompanying condensed consolidated financial statements of Trans World Corporation and Subsidiaries (collectively, the “Company” or “TWC”) for the nine and three-month periods ended September 30, 2002 and 2001 are unaudited and reflect all adjustments of a normal and recurring nature to present fairly the consolidated financial position, results of operations and cash flows for the interim periods.  These unaudited condensed, consolidated financial statements have been prepared by the Company pursuant to the instructions to Form 10-QSB.  Pursuant to such instructions, certain financial information and footnote disclosures normally included in such financial statements have been condensed or omitted.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis or plan of operations, contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.  The results of operations for the nine and three-month periods ended September 30, 2002 are not necessarily indicative of the results that may occur for the year ending December 31, 2002.

2.               Liquidity.

At September 30, 2002, the Company had a working capital deficit of approximately $4.9 million and a stockholders’ deficit of approximately $13.6 million.  Further, in spite of the conversion of $4.8 million 12% Secured Senior Bonds (“LA Bonds”) from debt to equity discussed below, the Company is highly leveraged and has been unable to meet its interest payments in full since September 2000. Waivers of default for non-payment of interest have been received from the majority holder of the Company’s $20.0 million 12% Senior Secured Notes (“Senior Notes”) through the earlier of: (i) ten days subsequent to the receipt of in excess of $5.0 million from any source; or (ii) January 1, 2003.

The Company has taken several steps to improve its consolidated financial position, including (i) the December 2001 sale of its under-performing Spanish casino, Casino de Zaragoza (“CDZ”) ($1.3 million of the net proceeds have been earmarked for potential investment in a hotel or casino project), which incurred a loss from operations of $1.5 million in 2001; (ii) the consummation of an Exchange Agreement with the holders of the LA Bonds (the “March 2002 Exchange Agreement”) which resulted in the conversion of such debt (and related accrued interest) to equity (hence reducing liabilities by $6.7 million) in May 2002; (iii) the expansion of its casino in Hate near Znojmo, Czech Republic (“Znojmo”) from 11 to 21 gaming tables, five of which were added in May 2001, one of which was added in October 2001, and four of which were added in July 2002;  (iv) the renovation of its casino in Ceska, Czech Republic (“Ceska”), which was completed in May 2002; (v) the March 2002 buyout (purchase) of the Znojmo casino building lease, which effectively lowered the related interest rate from 19.0% to 6.2%; (vi) the renovation of its casino in Rozvadov, Czech Republic (“Rozvadov”), which is currently underway and is expected to be completed in November 2002; and (vii) an initiative to potentially exchange all of the Company’s Senior Notes for shares of the Company’s common stock, par value $.001 ("Common Stock”), or for variable rate promissory notes (the “Senior Note Exchange”) (The related registration statement was filed on November 5, 2002 on Form S-4 with the Securities and Exchange Commission (“SEC”), and the Senior Note Exchange offer is expected to commence late in the fourth quarter of this year.)  Additionally, the Company is studying proposed projects to develop a fourth casino and a hotel in Europe.  There can be no assurances that management’s plans will be realized.

Liquidity is dependent on the Company’s ability to attain profitable operations, complete the Senior Note exchange offer, and to secure additional financing.

3.               Earnings (loss) per common share.

Basic earnings (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per common share incorporate the dilutive effect of common stock equivalents on an average basis during the period.  The Company’s Common Stock equivalents currently include stock options and warrants.  Dilutive earnings (loss) per common share have not been presented for the nine and three-month periods ended September 30, 2002 and 2001, since the inclusion of Common Stock equivalents would have been antidilutive.

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

(c)          Litigation – The Company is involved in several legal actions with its former President and Chief Operating Officer in United States (“US”) and Spanish courts as well as an action against Choice Capital Corporation in the US courts (See:  Part II - Item 1.  “Legal Proceedings” and Note 6 to consolidated financial statements contained in the Company’s form 10-KSB for the year ended December 31, 2001.)

In August 2002, a settlement conference was held before the United States District Court for the Southern District of New York on the matters related to the former President and Chief Operating Officer.  In that conference, a binding oral settlement before the court was reached between the parties, the terms of which included monetary compensation payable to the former President and Chief Operating Officer in exchange for his agreement to return the disputed CDZ share to TWC and to dismiss all litigation against the Company and its representatives in the United States and Spain.

The Company is not currently involved in any other material legal proceeding nor was it involved in any other material litigation for the nine months ended September 30, 2002.

(d)         Debt exchange and other equity activity – The Company consummated the March 2002 Exchange Agreement with the holders of the LA Bonds whereby this debt, together with $1.9 million of accrued and unpaid interest, was exchanged for approximately 37.2 million shares of the Company’s Common Stock at a conversion price of $0.18 per share.  In June 2002, the Company issued approximately 1.7 million shares of Common Stock in conjunction with the exercise of certain warrants.  In August 2002, the Company issued 398,265 shares of Common Stock in conjunction with the exercise of warrants to purchase 378,265 shares and options to purchase 20,000 shares.  All warrants and options were exercised at $0.01 per share.

(e)          Increase in Authorized Capital – In conjunction with the 2002 Annual Meeting, which was held on July 15, 2002, the shareholders approved an amendment to the Company’s Articles of Incorporation, as amended (“Articles”), that increased the number of authorized shares of capital stock of the Company from 52,000,000 to 104,000,000, of which 4,000,000 shares, each having a par value of $.001 per share, were designated “Preferred Stock,” and 100,000,000 shares, each having a par value of $.001 per share, were designated “Common Stock,”

In conjunction with the Senior Note Exchange offer (see 4 (g)), the Company will hold a special meeting of stockholders to vote on an amendment to the Company’s Articles.  The amendment to the Company’s Articles would increase its authorized shares of Common Stock to 950,000,000 shares.  The Company anticipates that upon conclusion of the Senior Note Exchange offer it would engage in a 100 to 1 reverse stock split.

(f)            Recent Accounting Pronouncements – In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) Nos. 141 and 142, “Business Combinations” and “Goodwill and Other Intangibles”.  SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.  Under SFAS No. 142, effective the first quarter of the year ending December 31, 2002, goodwill is no longer subject to amortization over its estimated useful life; rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test.  During the quarter ended June 2002, the Company completed the first step of the required two-step impairment testing.  The first step of the impairment testing required the Company to compare the fair value of its Czech

Republic reporting unit, the Company’s only reporting unit as defined under SFAS No. 142, to its carrying value (the net equity of the Company) to determine whether there was an indication that an impairment existed.  No impairment losses were recorded upon the initial adoption of SFAS No. 142. Additionally, an acquired intangible asset is to be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so.

Had amortization expense been discontinued during the first quarter of the year ended December 31, 2001 (instead of the first quarter of the year ending December 31, 2002 pursuant to SFAS No. 142), the Company’s net loss and basic and diluted loss per common share for the nine and three months ended September 30, 2001 would have been as follows:

	As Reported	Add Back: Goodwill Amortization	Pro Forma
Nine months ended September 30, 2001:

Net loss (in thousands)
Loss from continuing operations	$(3,068)	$832	$(2,236)
Discontinued operations	(1,410)	607	$(803)
Net loss	$(4,478)	$1,439	$(3,039)

Loss per common share, basic and diluted
Loss from continuing operations	$(0.31)	$0.08	$(0.23)
Discontinued operations	(0.14)	0.06	(0.08)
Net loss	$(0.45)	$0.14	$(0.31)

Three months ended September 30, 2001:

Net loss (in thousands)
Loss from continuing operations	$(1,121)	277	$(844)
Discontinued operations	(777)	202	$(575)
Net loss	$(1,898)	$479	$(1,419)

Loss per common share, basic and diluted
Loss from continuing operations	$(0.10)	$0.03	$(0.07)
Discontinued operations	(0.07)	0.02	(0.05)
Net loss	$(0.17)	$0.05	$(0.12)

In August 2001, FASB issued SFAS No 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  This statement established a single accounting model, based on the framework established in SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets to be Disposed of”, for long-lived assets to be disposed of by sale and to address significant implementation issues.  In light of the December 2001 sale of CDZ, the Company has presented the operations of CDZ as discontinued operations for the nine and three-month periods ended September 30, 2001.

(g)         Subsequent event – Form S-4 – Senior Note Exchange offer - In November 2002, the Company filed a registration statement on Form S-4 with the SEC to potentially exchange all of its outstanding Senior Notes for shares of the Company’s Common Stock or for variable rate promissory notes.  The Senior Note Exchange offer is expected to commence late in the fourth quarter of this year.

If the noteholders exchange all of the Senior Notes for shares of the Company’s Common Stock, TWC would reduce its long-term debt from approximately $21.5 million, inclusive of approximately $2.2 million of unamortized debt discount, as of September 30, 2002 to approximately $3.6 million, and the noteholders would own approximately 90% of the issued and outstanding shares of the Company’s Common Stock.  It will be a condition to the Senior Note Exchange offer that 100% of the principal amount of the Senior Notes be tendered and that at least 92% of the principal amount of the Senior Notes be tendered for exchange for shares of the Company’s Common Stock.

Value Partners, which represents a majority in interest of the holders of the Senior Notes and holds a controlling 57.5% of the Company’s issued and outstanding Common Stock with warrants to acquire up to 59.6% of such Common Stock, has indicated to management that it will tender its Senior Notes for Common Stock in the Senior Note Exchange offer.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Exchange Rates

Due to the fact that the Company’s operations are located in Europe, the financial results are subject to the influence of fluctuations in foreign currency exchange rates.  In contrast to the third quarter of 2001, a period in which the Euro and other European currencies lost significant value versus the US Dollar (“USD”), and negatively impacted the Company’s performance, these currencies strengthened against the USD in the third quarter of 2002, which increased revenue and expense totals converted into USDs.  Further, since the Company’s revenues were earned in Euros and casino related expenses were paid in Czech Korunas, the Company incurred a disproportionate increase in the USD value of expenses versus revenues as a result of the fact that the Koruna strengthened more against the USD in the reporting period than did the Euro.

The actual 2002 and 2001 operating results in local currency for the Business Units were converted to USDs using the average exchange rates of the quarters, which are depicted in the following table.

Period	US Dollar	Czech Koruna	Euro
July 2002 through September 2002	$1.00	30.8771	1.0169
April 2002 through June 2002	$1.00	33.2383	1.0893
January 2002 through March 2002	$1.00	36.2297	1.1405
July 2001 through September 2001	$1.00	38.4135	1.0832
April 2001 through June 2001	$1.00	39.2593	1.1399
January 2001 through March 2001	$1.00	37.6635	1.0832

The Balance Sheet totals of the Company’s foreign subsidiaries at September 30, 2002 were converted to USDs using the prevailing exchange rates at September 30, 2002, which are depicted in the following table.

As Of	US Dollar	Czech Koruna	Euro
September 30, 2002	$1.00	30.8910	1.0193

The negative impact of the exchange rate fluctuations from the first nine months of the year ended December 31, 2001 to the first nine months of the year ending December 31, 2002 on the potential results of the Company are illustrated in the following table, which demonstrates that had the average exchange rates been consistent for the nine month reporting periods, the Company’s net loss would have been reduced by approximately $741,000.

	Nine months ended Sept. 30 (Actual)	Exchange Rate Adjustment		Nine months ended Sept. 30 (Pro Forma)
Revenue - Czech Rep.	$10,330	$327	3.3%	$10,003

Cost of revenues - Czech Rep.	(5,370)	(712)	15.3%	(4,658)

Selling, general and administrative - Czech Rep.	(2,526)	(296)	13.3%	(2,230)
Selling, general and administrative - U.S.	(1,284)	—		(1,284)

EBITDA(a)	1,150	(681)	-21.9%	1,831
Change in EBITDA(a) / Revenue	11.1%	7.2	ppts (b)	18.3%

Depreciation and amortization - Czech Rep.	(282)	(39)	15.9%	(243)
Depreciation and amortization - U.S.	(154)	—		(154)

Interest expense and other - Czech Rep.	(100)	(21)	27.3%	(78)
Interest expense and other - U.S.	(2,613)	—		(2,613)

Foreign exchange loss	(28)	—		(28)

Net loss	$(2,026)	$(741)	57.6%	$(1,285)

(a)  Earnings before interest, taxes, depreciation and amortization.

(b)  Percentage points.

As demonstrated in the above table, exchange rate fluctuations resulted in a 3.3% improvement in the Company’s revenue; however, exchange rate fluctuations also caused an overall 12.3% increase in operating expenses (cost of revenues plus selling, general and administrative (“SG&A”) expenses), which equated to a 7.2 percentage point (“ppt”) decline in earnings before interest taxes depreciation and amortization (“EBITDA”) and a $741,000 increase in the net loss.  The disproportionate influence of exchange rate fluctuations on operating expenses versus revenues can be attributed to the fact that the Company’s revenues were earned in Euros, which were converted to Czech Korunas for accounting purposes before being converted for a second time into USDs.

Total Company:

Three Months Ended September 30, 2002 and 2001:

The Company’s current operations include the Ceska, Rozvadov, and Znojmo casinos (collectively, the “Business Units”).

The changes in the consolidated results of the three months ended September 30, 2002 from those of the three months ended September 30, 2001 are depicted in the following table.

	Three Months Ended September 30, 2001	Change	Three Months Ended September 30, 2002

Net loss	(1,898)
Revenues		510
Cost of revenues		(380)
Depreciation and amortization		220
Selling, general and administrative		(230)
Interest expense and other		336
Foreign exchange gain		(33)
Discontinued operations		777
Net loss		1,200	(698)

The Company posted revenues of $3.7 million in the quarter ended September 30, 2002, which represented an increase of $510,000 versus the same period in the third quarter of 2001.  The third quarter 2002 revenue growth can be attributed to significantly increased slot revenues versus the same period in 2001.  This increase in revenue was the result of an ongoing slot replacement program, whereby older Aristocrat slot machines are being replaced by newer Novomatic machines.  Also, the three-month period ended September 30, 2002 benefited from a 5.5% overall increase in drop per head (“DpH”), the per guest value of gaming chips purchased, and a 2.0ppt improvement in win percentage (“WP”), the ratio of table game revenues to the value of all gaming chips purchased, versus the same period in 2001.  Further, as discussed above, the strengthening of the Euro to the USD in the period versus the same prior year period also contributed to the revenue improvement.  These positive trends were somewhat offset by an 11.3% decline in attendance in the three-month period ended September 30, 2002 versus the three-month period ended September 30, 2001.  The decline in attendance reflected continuation of a trend that is the result of current economic conditions and increased competition.  While the attendance trend was negative, the decline in the third period was a marked improvement over the 20.4% decline in overall attendance that was experienced in the first six months of 2002 versus the first six months of 2001.  The reduction in the percentage shortfall in attendance was the result of marketing and promotional initiatives, including theme parties, a Regensburg, Germany advertising campaign, and a popular “Lucky Player” promotion.

Cost of revenues of $2.0 million was $380,000 higher in the third quarter of 2002 than in the third quarter of 2001.  The increase can be attributed, in large part, to profit share expenses related to the aforementioned Novomatic slot machines, labor cost increases resulting from expansion of the number of gaming tables and average exchange rate fluctuations.

Depreciation and amortization expense in the quarter ended September 30, 2002 decreased $220,000 versus the quarter ended September 30, 2001 due, primarily, to the sale of CDZ and the Company’s adoption of SFAS No. 142.

SG&A costs increased by an aggregate of $230,000 in the third quarter of 2002 versus the same period in 2001, with expense increases being incurred in all of the three principal overhead departments, general and administrative, sales and marketing, and repairs and maintenance.  The cost increases were, primarily, the result of currency exchange fluctuations related to the timing of deposit transfers from Euro accounts to accounts in Czech Korunas; sales and marketing expenditures associated with an advertising campaign in Regensburg, Germany, the “Lucky Player” and other promotional programs and events in the period; costs associated with the Ceska and Rozvadov renovations; and the cost of murals, which were painted on walls in all of the Business Units.  These expense increases were partially offset by reduced rent expenses in Znojmo, which were the result of the casino building buyout (purchase) in March 2002.

Interest expense, net in the three-month period ended September 30, 2002 consisted of simple interest on the Senior Notes of $600,000, amortization of debt discount (non-cash interest) of $192,000, interest income of $11,000, interest expense related to the Znojmo casino building buyout (purchase) loan of $23,000, and interest expense related to an operating loan in the Czech Republic of $11,000.  The $334,000 decrease in interest expense, net for the third quarter of 2002 versus the same period in 2001 can be attributed, largely, to the fact that $219,000 of penalty interest expense related to the Senior Notes and $144,000 in interest expense related to the LA Bonds, which were exchanged for Common Stock in March 2002, were incurred in the third quarter of 2001 and no such costs were incurred in the third quarter of 2002.

A $31,000 foreign exchange loss was incurred in the third quarter of 2002 versus a gain of $2,000 in the same period in 2001.

In the quarter ended September 30, 2001, the Company incurred a loss of $777,000 related to its ownership and operation of CDZ, which was sold in December 2001.

The net result of the variances discussed above, was a net loss of $698,000 in the quarter ended September 30, 2002, which represented a $1.2 million improvement over the net loss incurred in the corresponding period in 2001.

Nine Months Ended September 30, 2002 and 2001:

The changes in the consolidated results of the nine-month period ended September 30, 2002 from those of the nine-month period ended September 30, 2001 are depicted in the following table.

	Nine Months Ended September 30, 2001	Change	Nine Months Ended September 30, 2002

Net loss	(4,478)
Revenues		1,028
Cost of revenues		(850)
Depreciation and amortization		885
Selling, general and administrative		(326)
Interest expense and other		322
Foreign exchange gain		(17)
Discontinued operations		1,410
Net loss		2,452	(2,026)

Year to date through September 2002, the Company had revenues of $10.3 million versus $9.3 million during the same period in 2001.  The revenue growth can be attributed to several factors, including 15.5% and 2.6 ppt increases in DpH and WP, respectively, which were somewhat offset by a 17.6% decline in attendance.  Exchange rate fluctuations also exerted a positive influence on the Company’s current year revenues in comparison to the prior year.

The Company’s cost of revenues increased by $850,000 from the first nine months of 2001 to the first nine months of 2002.  This trend was, primarily, the result of exchange rate fluctuations, higher profit share expenses related to the newer Novomatic slot machines, the inclusion of reception revenue in the gaming tax base beginning in June 2001, and labor cost increases related to table additions.

Depreciation and amortization expense year to date through September 30, 2002 decreased $885,000 versus the same period in 2001 due, primarily, to the sale of CDZ and the Company’s adoption of SFAS No. 142.

Year to date through September 2002, SG&A expenses increased $326,000 versus the corresponding period in 2001.  The increase was the result of the third quarter expenditure increases discussed above plus a real estate transfer tax expense of approximately $62,000 related to the casino building lease buyout (purchase), and exchange rate fluctuations, which were partially offset by rent savings related to the purchase of the Znojmo casino building and a credit related to the reversal of accrued expenses for the closed Louisiana operations.

Interest expense, net decreased by $322,000 in the nine-month period ended September 30, 2002 due, mainly, to the fact that $432,000 in interest expense related to the LA Bonds was incurred in the third quarter of 2001 while no such expense was incurred in the first nine months of 2002.  Additionally, the Company realized a $27,000 increase in interest income in the first nine months of 2002 versus the same period in 2001 due to interest earned on the net proceeds from the sale of CDZ.  These positive variances were partially offset by an additional $45,000 in Senior Note related penalty interest expense and an additional $100,000 in interest expense related to local loans in the Czech Republic in the first nine months of 2002 versus the first nine months of 2001.

A $28,000 expense foreign exchange loss was incurred in the first nine months of 2002 versus a loss of $11,000 in the same period in 2001.

Year to date through September 30, 2001, the Company incurred a loss of approximately $1.4 million related to its ownership and operation of CDZ and no such loss was incurred in the first nine months of 2002.

As a result, the Company’s net loss of $2.0 million for the nine-month period ended September 30, 2002 represented a $2.5 million improvement over the net loss in the corresponding period in 2001.

Administrative Issues:

Ceska

In May 2002, the Ceska casino completed the final stage of its three-phase renovation, which included remodeling of its bar/restaurant, gaming, and reception areas and introduction of a 1920’s Chicago theme.  The Ceska casino currently operates 15 gaming tables, including seven card tables, seven roulette tables, and one electro-mechanical, eight-position roulette game.  It also has 59 slot machines, including 30 newer Novomatic machines, and parking for approximately 60 cars.

Rozvadov

A renovation project is currently underway, the scope of which includes relocation of the casino’s slot room from the building’s lower level to its main gaming floor level, replacement of the carpet on the casino’s main level, and relocation of the reception desk.  Further, a Hawaiian/South Seas theme is being introduced and new uniforms, which complement the theme, are being designed.  The Rozvadov casino currently operates 11 gaming tables, including five card tables, five roulette tables, and one electro-mechanical roulette game.  It also has 30 slot machines, six of which are newer Novomatics, and parking for 40 cars.

Znojmo

In March 2002, the Company exercised its right to buyout (purchase) the Znojmo building lease.  The March 2002 buyout (purchase) of the building lease, which cost approximately $1.4 million, was financed by a loan from a local Czech Republic bank.  The building purchase effectively lowered the related interest rate from 19.0% to 6.2%.

Management is in the process of evaluating a proposed project to build a mid-size hotel next to, and connected to, the Znojmo casino, which, if pursued, would be constructed in the year 2003, assuming that the Company is able to secure the necessary financing for the project.

In the year ended December 31, 2001, the Znojmo casino was expanded from 11 to 16 gaming tables and an electro-mechanical roulette game was introduced along with a number of Novomatic slot machines, which replaced some of the casino’s older Aristocrat machines.  Despite this table game expansion, seating shortages at the casino’s gaming tables persisted in peak times, which prompted management to introduce four additional card tables in July 2002.  Znojmo currently operates 21 gaming tables, which consist of twelve card tables, eight roulette tables, and one electro-mechanical roulette game.  It also has 56 slot machines, 51 of which are newer Novomatic machines, and parking for approximately 120 cars.

Management Company

On November 5, 2002, the Company filed a registration statement on Form S-4 with the SEC to potentially exchange all of its outstanding Senior Notes for shares of the Company’s Common Stock or for variable rate promissory notes.  The Senior Note Exchange offer is expected to commence late in the fourth quarter of this year.

If the noteholders exchange all of the Senior Notes for shares of the Company’s Common Stock, TWC would reduce its long- term debt from approximately $21.5 million, inclusive of approximately $2.2 million of unamortized debt discount, as of September 30, 2002 to approximately $3.6 million, and the noteholders would own approximately 90% of the issued and outstanding shares of the Company’s Common Stock.  It will be a condition to the Senior Note Exchange offer that 100% of the principal amount of the Senior Notes be tendered and that at least 92% of the principal amount of the Senior Notes be tendered for exchange for shares of the Company’s Common Stock.

Under the terms of the Senior Note Exchange offer, if the Company closes the Senior Note Exchange offer, the equity interests of the Company’s existing stockholders will be diluted to 10% of the total shares outstanding even if less than 100% of the noteholders tender their Senior Notes for shares of the Company’s Common Stock.  The ownership interest held by all stockholders is subject to further dilution if and when the Company issues additional shares in the future, whether due to option or warrant exercises or for other corporate purposes.

In conjunction with the Senior Note Exchange offer, the Company will hold a special meeting of stockholders to vote on an amendment to the Company’s Articles.  The amendment to the Company’s Articles would increase its authorized shares of Common Stock to 950,000,000 shares.  The Company anticipates that upon the conclusion of the Senior Note Exchange offer it would engage in a reverse stock split in which every 100 shares of its Common Stock would be split down into one share.  Fractional shares would be rounded up and no stockholder would be cashed out in the reverse split.

Sales and Marketing

In response to the ongoing recession in Europe and growing competition, management intensified its marketing activities in the third quarter of 2002.  A “Lucky Player” program was introduced in the Business Units, which awarded points to roulette players when a designated “lucky” number was hit and allowed the players to exchange accumulated points for prizes.  Also, a series of ethnically themed parties were held in the Business Units, including Turkish, Chinese, Italian, Russian, and Western night parties.  Further, in September 2002, a major marketing campaign was launched in Regensburg, Germany, which is located approximately one hour in driving time from Ceska.  The campaign included radio and television spots as well as 250 billboards.  Additionally, the Company participated in a regional trade show in Cham, Germany in September 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital, defined as current assets minus current liabilities, decreased $5.0 million to a deficit of $4.9 million at September 30, 2002 from a working capital surplus of $94,000 at December 31, 2001.  The decrease was due, primarily, to increases in accrued interest on the Senior Notes at September 30, 2002.  For the nine months ended September 30, 2002, the Company had net cash provided by operations of $1.2 million.  This was, primarily, a result of a $2.0 million net loss offset by $436,000 of depreciation and amortization, $578,000 of non-cash interest related to the amortization of debt discount and a $2.2 million net increase in cash attributable to changes in operating assets and liabilities.  For the nine months ended September 30, 2002, net cash used in investing activities of $2.0 million related, primarily, to the purchase of the Znojmo casino building and four gaming tables for Znojmo.  For the nine months ended September 30, 2002, net cash provided by financing activities of $922,000, which included proceeds of approximately $1.4 million from a loan to purchase the Znojmo casino building, $115,000 in repayment of this loan, $400,000 in repayment of an operating loan in the Czech Republic, and $20,000 in proceeds from the exercise of warrants.

The Company has, from time to time, been in technical default of the indentures related to the Senior Notes, which were amended in conjunction with the 1998 restructuring of the Company’s Czech subsidiaries and legal entities (the “Amended Indentures”), and is so as of September 30, 2002; however, it has received waivers regarding these technical defaults (see next paragraph.)  TWC relies upon the forbearance and waivers on the default of certain covenants from Value Partners, which represents a majority in interest of the holders of the Senior Notes. The Company has borrowed other amounts from Value Partners from time to time (some of which have been in technical default for which forbearance or waivers have been granted).  In February 2001, Value Partners converted 5,657,453 of $0.01 warrants held by it.  In May 2002, the Company issued 23,270,833 shares of Common Stock to Value Partners in conjunction with the March 2002 Exchange Agreement.  With these additional equity holdings, Value Partners holds a controlling 57.5% of the Company’s issued and outstanding Common Stock with warrants to acquire up to 59.6% of such Common Stock.  At September 30, 2002, Value Partners owned 66.6% of the Company’s long-term debt.

Further, in spite of the LA Bond conversion, the Company is highly leveraged and has been unable to meet its interest payments in full since September 2000. Waivers of default for non-payment of interest have been received from the majority holder of the Senior Notes through the earlier of: (i) ten days subsequent to the receipt of in excess of $5.0 million from any source by TWC or any of its subsidiaries; or (ii) January 1, 2003.

The Company has taken several steps to improve its consolidated financial position, including (i) the December 2001 sale of CDZ ($1.3 million of the net proceeds have been earmarked for potential investment in a hotel or casino project), which incurred a loss from operations of $1.5 million in 2001; (ii) the consummation of the March 2002 Exchange Agreement which resulted in the conversion of such debt (and related accrued interest) to equity (hence reducing liabilities by $6.7 million); (iii) the expansion of Znojmo from 11 to 21 gaming tables, five of which were added in May 2001, one of which was added in October 2001, and four of which were added in July 2002;  (iv) the renovation of Ceska, which was completed in May 2002; and (v) the March 2002 buyout (purchase) of the Znojmo casino building lease, which effectively reduced the related interest rate from 19.0% to 6.2%; (vi) the renovation of Rozvadov, which is underway and is expected to be completed in November 2002; and (vii) the Senior Note Exchange whereby potentially all of the Company’s Senior Notes will be exchanged for shares of the Company’s Common Stock or for variable rate promissory notes (The related registration statement was filed on November 5, 2002 on Form S-4 with the SEC, and the Senior Note Exchange offer is expected to commence late in the fourth quarter of this year.)  Additionally, the Company is studying proposed projects to develop a fourth casino and a hotel in Europe.  There can be no assurances that management’s plans will be realized.

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

The Company has recently undertaken an initiative to potentially exchange all of the Company’s outstanding Senior Notes for shares of the Company’s Common Stock or for variable rate promissory notes, a move that is designed to improve the TWC’s credit rating, which would increase the possibility that the Company would be able to obtain investment capital for expansion.  The potential benefits of the Senior Note Exchange offer include: (i) reduction of the Company’s long-term debt from approximately $21.5 million, inclusive of approximately $2.2 million of unamortized debt discount, to only $3.6 million ($2.5 million represented by the long-term portion of the interest notes and $1.1 million represented by a loan from a Czech bank to finance our purchase of the Znojmo casino building); (ii) reduction of the Company’s annual long-term debt service from $3.2 million (for the year ended December 31, 2001) to approximately $1.3 million for the year ended December 31, 2003; and (iii) reduction in the number of claims senior to the Company’s stockholders’ equity position.

PLAN OF OPERATIONS

TWC management will continue to develop marketing and operational strategies designed to increase attendance and revenues at its existing locations in the Czech Republic.  Management will strive to maximize the performance of its existing Business Units through a combination of revenue enhancement strategies and improved efficiencies.

In light of the increased competition and economic downturn in the region, the focus in Ceska will be on implementing strategies designed to expand the casino’s customer base.  Rozvadov, the greatest challenge of which has been its size limitations, will seek to retain its existing base of quality players and to build this base through improvement of its product, guest relations programs, and target specific marketing initiatives.  Znojmo, which was expanded by four gaming tables in July 2002, will continue to be promoted via marketing campaigns that target the vast Vienna, Austria market.  Other future development plans for the Company include the possible construction of a fourth casino in the Czech Republic and the potential development of a hotel adjacent to the Znojmo casino.

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

TWC has many competitive advantages.  The Company’s casinos have a reputation for consistently high quality and high levels of service in a relaxed but exciting atmosphere.  Management has worked hard to be known as a reputable casino company in the Czech Republic through its consistent policies, professional management and strict adherence to all local gaming regulations.  With an appropriate long-term capital structure and adequate working capital, management believes that the Company’s business will remain viable and can reasonably be managed to produce higher margins in the future than those experienced in 2001 and in the nine months ended September 30, 2002.  TWC’s strengthened capital structure would enable the Company to retain and attract high quality personnel and, most importantly, existing and future customers.

Management’s long-term goal is to create a hotel division while pursuing expansion of the casino division.  Acquisitions will be based on an evaluation of the potential return of projects that arise and the availability of financing to purchase additional assets.

Development

The Company has earmarked approximately $1.3 million in net cash proceeds from the sale of CDZ for investment in expansion projects and is currently evaluating several possible acquisition prospects in addition to the aforementioned potential casino and hotel development projects in the Czech Republic.  Management intends to pursue what it believes to be the project with the highest potential return and greatest strategic value based on its detailed analyses of all potential investment opportunities.  Details regarding specific development projects being considered have been intentionally omitted from this report.

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

ITEM 3.  CONTROLS AND PROCEDURES

Within 90 days prior to the date of this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer/Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are the controls and other procedures of the Company that are designed to ensure that the information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its reports filed under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

In October 2000, the Company’s former President and Chief Operating Officer, Andrew Tottenham, commenced an action against the Company in the United States District Court for the Southern District of New York (Case No. 00-CIV-9697).  The former President seeks to recover a minimum of $1.3 million and other unspecified amounts in damages for alleged wrongful conduct, primarily in connection with his separation of employment from the Company.  In July 2001, the Company commenced an action against Mr. Tottenham in Spanish court (“Juicio Verbal 530/01”) claiming ownership and demanding the return of one share of stock relating to CDZ that was transferred to him for administrative purposes in conjunction with the Company’s April 1998 acquisition of the casino.  In October 2001, the former President filed suit in Spanish court against the Company (“Juicio Ordinario 878/01”) applying for annulment of the recapitalization of CDZ agreed in September 2000 and executed in April 2001, and claiming his right as holder and alleged owner of one share of CDZ to subscribe (renew) all of the shares that were subscribed by TWC.

In August 2002, a settlement conference was held before the United States District Court for the Southern District of New York on the above matters.  In that conference, a binding oral settlement before the court was reached between the parties, the terms of which included monetary compensation payable to Mr. Tottenham in exchange for his agreement to return the disputed CDZ share to TWC and to dismiss all litigation against the Company and its representatives in the United States and Spain, as discussed herein.

In October 2001, TWC filed a “Complaint for Damages” against Choice Capital Corporation, a/k/a Choice International Corporation and Jude Onukuwa in the Superior Court of Fulton County, Georgia (Case No. CV43682).  The Company seeks to recover payments made to Choice in connection with a potential financing deal that Choice did not consummate along with interest, attorney fees, damages for lost profits, and punitive damages.  In November 2001, Choice answered the complaint, denying the material allegations of the complaint.  Further, Choice’s response included a counterclaim against the Company, which seeks punitive damages of $1.2 million for lost commissions related to the unconsummated deal.  Discovery is currently ongoing.  Based on advice of its counsel, management believes that it has meritorious positions in this case and intends to pursue its claims and defend against Choice’s counterclaims vigorously.  Accordingly, no provision for liability to the Company that may result upon adjudication has been made in the accompanying consolidated financial statements.

The Company is not currently involved in any other material legal proceeding nor was it involved in any other material litigation for the nine months ended September 30, 2002.

ITEM 2.                  CHANGES IN SECURITIES AND USE OF PROCEEDS

In March 2002, the Company executed an Exchange Agreement with the holders of $4.8 million 12% Secured Senior Bonds whereby this debt, together with $1.9 million of accrued and unpaid interest was exchanged in May 2002 for approximately 37.2 million shares of the Company’s Common Stock at a conversion price of $0.18 per share.

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES

The Company has, from time to time, been in technical default of the Amended Indentures and is so as of September 30, 2002.  TWC relies upon the forbearance and waivers on the default of certain covenants from Value Partners, which represents a majority in interest of the holders of the Senior Notes. The Company has borrowed other amounts from Value Partners from time to time (some of which have been in technical default for which forbearance or waivers have been granted).  At September 30, 2002, Value Partners holds a controlling 57.5% of the Company’s issued and outstanding Common Stock with warrants to acquire up to 59.6% of such Common Stock.  At September 30, 2002, Value Partners owned 66.6% of the Company’s long-term debt.

Despite improvement in the results over the past three years, including net income of $2.4 million for the year ended December 31, 2001, the Company has a working capital deficit of $5.2 million and a stockholders’ deficit of $13.6 million as of September 30, 2002.  Further, the Company is highly leveraged and has been unable to meet its interest payments in full since September 2000. Waivers of default for non-payment of interest have been received from the majority holder of the Senior Notes through the earlier of: (i) ten days subsequent to the receipt of in excess of $5.0 million from any source by TWC or any of its subsidiaries; or (ii) January 1, 2003.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                  OTHER INFORMATION

None.

ITEM 6.                  EXHIBITS REPORTS ON FORM 8-K

EXHIBITS

99.1         Certification of Chief Executive Officer and Chief Financial Officer

REPORTS ON FORM 8-K

None.

SIGNATURE

In accordance with the requirements of Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS WORLD CORPORATION

Date:	November 14, 2002	By:	/s/ Rami S. Ramadan
President,
Chief Executive Officer, and Chief Financial Officer

SECTION 302 CERTIFICATION OF THE

CHIEF EXECUTIVE OFFICER/CHIEF FINANCIAL OFFICER

I, Rami S. Ramadan, the Chief Executive Officer/Chief Financial Officer of Trans World Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Trans World Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002	By:	/s/ Rami S. Ramadan
Chief Executive Officer/Chief Financial Officer