Form 10KSB
period 2002-12-31
TRANS WORLD CORP
filed 2003-03-31
CIK 914577

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-KSB

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2002

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

Common Stock, $.001 par value
Warrants to Purchase Common Stock

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES   ☒    NO   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.      ☐

The issuer’s revenues for the year ended December 31, 2002 were approximately $14,237,000.

As of March 20, 2003, 50,328,175 shares of Common Stock of the Registrant were deemed outstanding, and the aggregate market value of the Common Stock of the Registrant as of that date (based upon the $0.15 closing price of the Common Stock at that date as reported by the OTC Bulletin Board), excluding outstanding shares beneficially owned by directors and executive officers, was approximately $7.549 million.

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
Critical Accounting Policy
Results of Operations
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
SIGNATURES AND CERTIFICATIONS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

iii

Item 1.  Description of Business.

General Development of Business

Trans World Corporation (herein referred to as the “Company” or “TWC”) owns and operates three casinos, which are located in Ceska Kubice (“Ceska”), Rozvadov (“Rozvadov”), and Hate (near Znojmo) (“Znojmo”) in the Czech Republic.  The casinos, which operate under the brand name American Chance Casinos (“ACC”) and showcase themes portraying recognizable eras of American history, are located at border locations and draw the majority of their clients from Germany and Austria.  One of the Company’s casinos has a Chicago 1920’s era theme, another casino has a Southern Antebellum theme, and the third casino has a Pacific South Seas theme.  ACC’s operating strategy centers on differentiation of its products from the alternative German and Austrian casinos, which have very formal atmospheres.  Management has endeavored to create gaming environments with casual and exciting atmospheres that emphasize relaxed entertainment.  Further, as part of its ACC operating formula, management has striven to highlight the integrity and professionalism of its American owned operations as a means of allaying any concerns that German and Austrian clients might have about gambling abroad.

TWC was organized as a Nevada corporation in October 1993 to acquire, develop and manage, to the extent permitted by applicable local laws, gaming establishments featuring live and mechanized gaming, including video gaming devices such as video poker machines.  With the 1994 acquisition of several Louisiana-based entities, TWC conducted operations under these guidelines.  In 1998, faced with a closing date of June 30, 1999 for its Louisiana operations as a result of changes in laws governing the legality of operating video gaming devices in the State of Louisiana, TWC amended its operating strategy by shifting its focus to the casino market in Europe and acquired three casinos, one located in Spain, Casino de Zaragoza, S.A. (“CDZ”), which includes a hotel, and two casinos located in the Czech Republic, as well as a parcel of land also located in the Czech Republic.  The Company also entered into a joint activity agreement relative to a fourth casino located in the Azerbaijan Republic and signed a management contract with regard to a fifth casino located in the Kyrgyz Republic.  TWC has since closed two of those casinos due to gaming law changes in Azerbaijan Republic and Kyrgyz Republic, opened an additional casino on the parcel of land that was purchased in 1998, and sold its interest in CDZ, the casino/hotel in Spain.

The Company, which is headquartered in New York City, has no operating presence in the United States.

Current Operations

On March 31, 1998, the Company consummated a Stock Purchase Agreement (“Stock Purchase Agreement”) with 21st Century Resorts a.s., an owner-operator of two casinos, and the owner of property to build a third casino, in the Czech Republic (“Resorts”), and Gameway Leasing Limited and Monarch Leasing Limited, two off-shore affiliates of Resorts which leased equipment to Resorts and the stockholders of Resorts (the “Selling Stockholders”).  Pursuant to the Stock Purchase Agreement, the Company acquired 100% of the equity interests of Resorts, its two operating subsidiaries and all of the assets of Gameway Leasing Limited and Monarch Leasing Limited for the purchase price of $12.6 million, including the cost of initial improvements to the acquired assets. On March 31, 1998, the Company, with the assistance of Libra Investments, Inc., Los Angeles, California (“Libra”) acting as placement agent, borrowed $17.0 million from 14 sophisticated, accredited lenders in a private placement (the “March 1998 Private Placement”). The loan is represented by 12% Senior Secured Notes (the “Senior Notes”) issued pursuant to indentures (the “Indentures”) by and among TWC, TWG International U.S. Corporation (“TWGI”), TWG Finance Corp. (“TWGF”), wholly-owned subsidiaries of TWC), and U.S. Trust Company of Texas, N.A., which has since been replaced by the Bank of New York Company of Florida, N.A., acting as indenture trustee. The Senior Notes require mandatory prepayments based upon excess cash flow generated by TWGI from the operation of Resorts and bear interest at the rate of 12% per annum. (See Periodic Reports Form 8-K and the Amended Periodic Report on Form 8-K/A filed with the Securities and Exchange Commission (“SEC”) on April 14, 1998 and June 15, 1998, respectively.) The proceeds of the Senior Notes were used to pay the net acquisition costs of, and improvements to, Resorts totaling approximately $12.6 million, to repay the First Amended Loan Agreement in the amount of $1.3 million, to cover costs and expenses of $1.4 million relating to the March 1998 Private Placement and to provide working capital of $1.7 million.  See Item 6. “Management’s Discussion and Analysis or Plan of Operations – Liquidity and Capital Resources.”

The assets acquired with the purchase of Resorts consist of the Ceska casino, which is located near the border with Germany.  Ceska is patronized primarily by Germans and currently has 15 gaming tables and 48 slot machines as well as a bar/restaurant area and features a Chicago 1920’s era theme.  The purchase also included the Rozvadov casino, which is located approximately four miles from the region’s main highway, not far from the German border and caters, as in Ceska, to a predominantly German clientele.  This casino, which has a Pacific South Seas theme, currently has 11 gaming tables and 30 slot machines, and includes a bar/restaurant area.  The final piece of the purchase was a parcel of land near Znojmo upon which a third Czech Republic casino was constructed.  The Znojmo casino opened in December 1999 with 11 gaming tables and 42 slot machines.  It has a Southern Antebellum theme and draws the bulk of its customers from the northern suburbs of Vienna, Austria.  Pursuant to expansion projects in May and October of 2001 and July of 2002, the casino currently has 21 gaming tables and 56 slot machines, and includes a bar/restaurant area.

On October 15, 1999, the Company borrowed $3.0 in a private placement (“October 1999 Private Placement”).  That loan is also represented by 12% Senior Secured Notes (“October 1999 Senior Notes”) issued pursuant to indentures by and among the Company and an independent indenture trustee, the terms of which are identical to those in the notes issued in the March 1998 Private Placement.  The October 1999 Senior Notes, which are due March 2005, require mandatory prepayments based on excess cash flow generated from Resorts.  The March 1998 Senior Notes and the October 1999 Senior Notes are collateralized, primarily, by all of Resort’s gaming equipment and a majority interest in the capital stock of all of the Company’s subsidiaries.  In addition to the October 1999 Senior Notes, each investor received a proportionate share of warrants to purchase 1,250,728 shares of the Company’s common stock, $.001 par value per share (“Common Stock”) at an exercise price of $0.01 per share.  The proceeds of the October 1999 Senior Notes were used to retire a $1.0 million short-term debt obligation related to the acquisition of CDZ, to make an interest payment of approximately $250,000 on said debt, and to finance the equipping, working capital, and pre-opening costs associated with the opening of the Znojmo casino.

Terminated Ventures

On April 17, 1998, the Company acquired 90% of CDZ, which is a company incorporated in Zaragoza, Spain that holds the exclusive casino license in the region of Aragon, for approximately $780,000, excluding related acquisition costs of approximately $678,000, and assumed its outstanding debt obligations of approximately $4.9 million.  The debt obligations consisted of taxes payable to the Diputacion de Aragon (“DGA”), the Spanish social security authorities and the City Council of Alfajarin (collectively, the “Spanish Taxing Authorities”) for which continuation of deferrals were granted as part of the terms of acquisition.  Further, as part of the terms of the April 1998 acquisition of CDZ, the Company also negotiated an agreement with the local representatives of the DGA to allow the casino to relocate from its present location in the mountains outside of town to the center of downtown Zaragoza, subject to a decree.  Instead of a decree, the DGA introduced a law in February 2000, which would allow the casino to relocate upon issuance of a formal approval by the DGA.  This law was passed by the local parliament in June 2000, and the Company petitioned the DGA for permission to relocate the casino.

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

Accounting and Financial Issues

The Company has, from time to time, been in technical default of the Amended Indentures and continues to be so as of December 31, 2002.  TWC has relied upon the forbearance and waivers from a majority interest of the holders of the Senior Notes. Value Partners, Ltd., a Texas limited partnership (“Value Partners) represents this majority in interest of the holders of the Senior Notes.  On February 23, 2001, Value Partners exercised 5,657,453 of the $0.01 warrants that it held.  On May 20, 2002, it received an additional 23,270,833 shares as part of its participation in the private exchange of  $4.8 million of the Company’s 12% Senior Secured Bonds relating to the Company’s discontinued Louisiana operations, together with approximately $1.9 million in unpaid interest, to Common Stock (collectively referred to herein as “the LA Bond Exchange”).  With this exchange, Value Partners holds a controlling 57.5% of the Company’s issued and outstanding Common Stock.  At December 31, 2002, Value Partners owned 66.6% of the Company’s existing long-term debt and owned warrants to purchase 2,600,000 shares of Common Stock which, upon exercise, would result in Value Partner’s beneficial ownership of Common Stock equaling 59.6% of the Company’s issued and outstanding shares.

At December 31, 2002, the Company had a working capital surplus of only $4,000 and a stockholders’ deficit of $14.8 million.  Further, in spite of the recent LA Bond Exchange, the Company is highly leveraged and, from time to time, has been unable to pay its interest and accounts payable obligations when they become due.  The Company has failed to pay the interest due under its Notes on September 2000, March 2001, September 2001, March 2002, September 2002 and March 2003 in full and has incurred other events of default under its Indentures to date. The Company has received waivers from Value Partners, the holder of a majority in principal amount of the Notes, for these and future defaults through January 1, 2004. The terms of this waiver require the payment of all defaulted interest payments plus all accrued and unpaid interest thereon within 10 business days following: the receipt by TWC or any subsidiary of $6.0 million or more from any borrowing or sale of equity; the payment of interest to another Noteholder; or the commencement of a voluntary or involuntary insolvency proceeding against the Company or any subsidiary Note issuer. (see Note 4 of the Notes to Consolidated Financial Statements and “Management Discussion and Analysis or Plan of Operations – Plan of Operations and Important Factors to Consider - Need for Additional Financing”)

The Company has taken several steps to improve its consolidated financial position, including (i) the December 2001 sale of its under-performing Spanish casino ($1.3 million of the net proceeds have been earmarked for potential investment in a hotel or casino project); (ii) the LA Bond Exchange, which reduced liabilities by $6.7 million; (iii) expansion of its facility in Znojmo, Czech Republic (from 11 to 21 gaming tables);  (iv) the renovation of its Ceska Kubice and Rozvadov casinos, which were completed in May 2002 and November 2002, respectively; (v) the March 2002 purchase of the Znojmo casino building lease; (vi) filing of a pre-effective prospectus with the SEC whereby the Company seeks to exchange  a minimum of 92% of its 12% Senior Secured Notes due March 17, 2005 for Common Stock (the “Exchange Agreement)” (see Note 12); and (vii) the signing of the heads of terms, which equates to a memorandum of understanding, for the lease of space in a designer outlet mall near Znojmo, Czech Republic, in which the Company intends to open a slot room and bar in the fall of 2003.

While steps taken by management (discussed in the preceding paragraph) that have been completed have enhanced the Company’s balance sheet and improved its operating results somewhat, completion of the Exchange Agreement is a prerequisite for the Company to be in a position to secure additional financing, the proceeds from which would be used to (i) provide the Company with supplementary working capital to preserve and enhance the Company’s existing assets and (ii) acquire new business units.

Further, the Company is studying several development projects in addition to the slot room and bar discussed above, including the potential development of a hotel in Hate, Czech Republic, the possible development of a fourth full-service casino in Europe, and the potential acquisition of existing hotels in Europe.  There can be no assurances that management’s plans will be realized.

Assuming its successful consummation of the Exchange Agreement, the Company believes that its cash resources at December 31, 2002, together with the anticipated cash projected to be provided by 2003 operations, would be sufficient to fund its activities for the year ending December 31, 2003.  However, long-term liquidity is dependent on the Company’s ability to consummate the Exchange Agreement, to attain profitable operations and to secure additional financing.

Corporate Information

The Company’s corporate offices are located at 545 Fifth Avenue, Suite 940, New York, New York 10017, and its telephone number is (212) 983-3355.

OTC Bulletin Board

The Company’s Common Stock is currently quoted on the OTC Bulletin Board under the symbol TWCP.OB.

Description of Business

The Company is engaged in the acquisition, development and management of niche casino operations in Europe, which feature gaming tables and mechanized gaming devices, such as slot and video poker machines, as well as the development and management of small to midsize hotels, which may include casino facilities.  In anticipation of its diversification into the hotel industry, in July 2000, the shareholders voted to amend the Company’s Articles of Incorporation by changing its name from Trans World Gaming Corp. to “Trans World Corporation”.  The Company’s name change was based on the importance of the Company’s name accurately conveying its desired identity as not solely an owner/operator of gaming operations.  TWC’s planned expansion into the hotel industry is founded on management’s belief that hotels in the small to midsize boutique class are complementary to the Company’s brand of niche casinos, that opportunities in one of these two industries often lead to, or are tied to, opportunities in the other industry, and that a more diversified portfolio of assets will give the Company greater stability and make it more attractive to potential investors.  Further, some of the Company’s top management has significant experience in the hotel industry.

Industry Overview

Prior to the amendments to the Czech gaming regulations in December 1998, local municipalities were empowered to grant casino licenses in their regions. The amendments to the gaming legislation removed that right from the local governments and effectively eliminated exclusivity. Since this licensing change, four casinos have opened in Folmava, Czech Republic, one of which has since closed, which operate in direct competition with the Company’s Ceska casino due to their proximity.  The Znojmo casino currently has four local competitors, none of which are located in the duty free zone between the border posts, as is the case with TWC’s casino.  In addition to the current competitors, two casinos are in the development stages, one of which is planned to be located in the duty free zone.  In early 2000, in response to increased competition from casinos located in the Czech Republic, the German government issued 12 new gaming licenses in the Bavarian region of Germany.  Since being opened in the spring of 2000, two of the Bavarian casinos that went into operation as a result of issuance of the additional licenses have operated in direct competition with TWC’s casinos in Ceska and Rozvadov.  Further, in late 2002, construction of a new competitor casino began across the street from the Company’s casino in Rozvadov, and is scheduled to open in May 2003.

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

The Company’s Facilities

The Ceska casino currently has 15 gaming tables, including seven card tables, seven roulette tables, and one electro-mechanical, eight-position roulette machine.  It also has 48 slot machines, including 38 newer-style Novomatic machines; and parking for approximately 60 cars. In Rozvadov, there are 11 gaming tables, including five card tables, five roulette tables, and one electro-mechanical roulette game; 30 Novomatic slot machines; and parking for 40 cars.  In Znojmo, there are 21 gaming tables, which consist of 12 card tables, eight roulette tables, and one electro-mechanical roulette machine; 56 slot machines, 55 of which are newer-style Novomatic machines; and parking for approximately 120 cars.

Future Operations

In an effort to improve the product and further differentiate the Ceska casino from its competition, the facility underwent an extensive renovation of the entire facility, which was completed in May 2002.  In conjunction with the renovation, a Chicago 1920’s era theme was introduced at the casino, which gives the property an identity that is consistent with its ACC branding.

One of the biggest challenges for Rozvadov remains its limited size.  To maximize the full use of its main floor, where the live game tables are currently situated, the internal walls were reconfigured to allow for the relocation of the slot room from the casino’s lower level to its main floor, whereby improved visibility and access are expected to boost playtime and revenue.  In conjunction with the slot room relocation, the staff room, which had previously occupied a portion of the main floor, was moved to the lower level, further increasing the available space for the slot room.  The renovation, which also included replacement of the main floor carpet and introduction of a Pacific South Seas theme, was completed in November 2002.  Management has postponed its plan to expand the casino’s parking lot by 20 spaces to mid-2003.

In May 2001, the Znojmo facility expanded from 11 to 16 gaming tables and an electro-mechanical roulette table was added in the fall of 2001.  In July 2002, four more card tables were added, bringing the total gaming tables to 21.  Due to the success of the electro-mechanical roulette table, management plans to introduce a second such table in the spring of 2003.

In January 2003, the Company completed negotiation of the memorandum of understanding for a pending lease agreement for an approximately 6,500 feet of space in a designer outlet mall that is currently under construction on a plot of land adjacent to the Company’s Znojmo casino, where the Company intends to open a slot room and bar, which will have a Hollywood theme.  The mall is scheduled to open in September of 2003.

The Company is also pursuing construction of a three-star hotel, which would be connected to the Znojmo casino and be built on Company-owned land.  The hotel design has been completed and the Company is actively seeking funding for the project, which management hopes to get underway in mid-2003.

Management is advancing on its plan to add a fourth full-service casino in the region and is in the process of finalizing its development plans.  Such an addition would allow the Company to take advantage of its existing infrastructure, thereby benefiting from economies of scale.

Except as described above, the Company has no specific arrangements or understandings with respect to the management or acquisition of any gaming facility. There can be no assurance that the Company will manage or acquire any other gaming facilities in the future.

Long Range Objectives

TWC’s experience in the gaming industry is evidence of the volatile nature of this business.  The Company has suffered significant financial setbacks as a result of unexpected decisions of voters in Louisiana and foreign governmental authorities in Eastern Europe and Spain, which forced the closure of several of its gaming operations and, in the case of Spain, delayed transfer of the casino operation to a potentially more profitable location and, ultimately, prompted its sale.  Moreover, based on the negative results of its efforts to raise investment capital, management has concluded that the poor past performance of the Company, combined with the fact that it is exclusively in the gaming industry, the fact that its operations are overseas, and the fact that it is highly leveraged have undermined efforts to secure additional financing for growth.

The Company’s senior corporate-level management, some of whose backgrounds are in the hotel industry, has endeavored to rid the Company of unprofitable business units, maximize the potential of the Company’s Czech Republic operations, and explore expansion of the Company through the addition of new business units, including hotels.  In addition to evaluating expansion opportunities in the Czech Republic, management is pursuing several potential hotel acquisition projects elsewhere in Europe, subject to the availability of the necessary financing.  Management intends to use the greater part of the net proceeds from the sale of CDZ as investment capital for an expansion project.

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

Assuming that TWC achieves cash flow stability, the Company will seek to establish or develop a signature property and will create a brand name for this prototype hotel.  Thereafter, the Company will expand its newly created chain by adding hotels that, and transforming hotels to, conform to the Company’s established brand image.  Management’s long-term goal is to expand the TWC hotel chain to 40-60 units and to expand its casino division to 10-12 units.  There can be no assurances that management’s plans and long-range objectives will be realized.

Marketing

The Company employed a number of marketing strategies in 2002, some of which applied to all ACC business units and some of which were casino specific.  In an effort to boost attendance and playtime, an award program was launched during the year, which awarded points earned each time a certain “lucky” number appeared during play in roulette, blackjack and/or poker.  Points were tracked and accumulated for each player.  At the end of the promotional period, prizes were awarded based on points earned.  The program proved to be a highly successful inducement for regular players as well as serving to increase the frequency of visitations by occasional players and resulting in the introduction of new players to the casinos.    The 2002 marketing plans of the casinos were split into internal and external components, and casino management was given responsibility for developing in-house promotions customized to each facility.  In addition, a tracking system that gauged the success of promotions in terms of repeat visitation was implemented.  Over the course of the year ended December 31, 2002, a number of theme and holiday related parties were held, which, in addition to boosting attendance on the nights of the events, gave the casinos significant media and word of mouth exposure.   To further supplement the activity agenda, a series of ethnic-themed “Nights” were also introduced, which promoted the unique cuisine, music and culture of various ethnic groups and featured grand buffets and live entertainment.

The year ended December 31, 2002 was characterized by many marketing changes that positively affected Ceska’s attendance.  In the second quarter of 2002, in an effort to combat declining attendance, Ceska altered its strategy of exclusively targeting high-stakes players, when it became evident that its primary market consisted of divergent groups - one small group of high-income players and a majority of middle-income players.  Further, the impact of the deteriorating German economy, worsened by the additional economic costs of a major flood that took place in the region, as well as fierce competition from two recently renovated competitors exacerbated the initial efforts of drawing and depending on a small group of high-end players.  In light of this and other factors, Ceska repositioned itself to attract attendance from a broader range of players.  The strategy met with some success with attendance having narrowed the shortfall gap versus the prior year starting mid-year 2002.

To an even greater degree than Ceska, Rozvadov is patronized by a loyal group of gamblers.  In 2002, management strove to offer promotions that were designed to appeal to these key clients and to improve the personalized service offered to VIPs.

In Znojmo, marketing continued to focus on cultivation of the Vienna market.  The Company’s billboard, bus, radio and video wall advertising campaign was continued and expanded.  In 2002, management’s initiatives included a series of themed events that proved to be popular and successful in augmenting attendance.  A reward program, whereby players were recognized for their ability to attract new and repeat visitors (sometimes in groups) to the casino, was initiated in the year and proved to be successful in improving attendance and increasing the quality of the casino’s customer base.

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

Application of Future or Additional Regulatory Requirements

In the future, the Company intends to seek the necessary licenses, approvals and findings of suitability for the Company and its personnel in other jurisdictions, where the Company plans to open casinos; however, there can be no assurance that such licenses, approvals or findings of suitability will be obtained or will not be revoked, suspended or conditioned or that the Company will be able to obtain the necessary approvals for its future activities. If a license, approval or finding of suitability is required by a regulatory authority and the Company fails to seek or does not receive the necessary license or finding of suitability, the Company may be prohibited from owning or operating gaming establishments in that jurisdiction.

Gaming Taxes

Gaming tax rates in the Czech Republic, which were revised by the local Ministry of Finance in June of 2001, averaged approximately 16.7% of total gaming revenues for the year ended December 31, 2002 and currently consist of gaming taxes of 11% of total gaming revenue, charity taxes of 10% of total gaming revenue net of gaming taxes, and 6% of slot revenue of 500,000 Czech Korunas or less and 8% if above this threshold (both net of slot licensing fees).  There can be no assurances that tax rates, fees, or other payments applicable to the Company’s gaming operations will not be increased in the future.

Competition

The Company’s operations in the Czech Republic compete with a number of local and foreign casinos.  The Ceska unit competes with three casinos in the immediate vicinity and three additional casinos in the greater region, two of which are located in Germany.  The Rozvadov casino competes with one casino in the local area and four other casinos in the greater region, one of which is located in Germany.   Construction of a competitor casino began across the street from the Rozvadov casino in late 2002 and is scheduled to open in May 2003.  The Znojmo casino faces competition from four local casinos, none of which are located in the duty free zone, as is TWC’s facility.  In addition to the current competitors, two casinos are in the development stages, one of which is planned to be located in the duty free zone.  (See “Industry Overview”.)

Employees

As of February 16, 2003, the Company had a total of 366 employees, including 120 in its casino in Ceska, 77 in its casino in Rozvadov, 154 in its casino in Znojmo, 11 in its regional office in the Czech Republic, and four in the Company’s headquarters in New York.  The Company believes that its employee relations are excellent.

Item 2.  Description of Property.

Corporate Offices

The Company’s corporate offices are located at 545 Fifth Avenue, Suite 940, New York, New York, occupying 1,559 square feet of office space under a lease at the rental rate of $6,481 per month, expiring in December 2005.

Czech Republic

The Company leases a 5,000 square foot casino facility in Ceska at a rent of approximately $1,659 (50,000 Czech Korunas) per month.  The casino building lease expires in 2010.  The Company also leases accommodations for staff in Ceska Kubice at the rate of approximately $3,019 (91,000 Czech Korunas) per month and for staff in Znojmo at the rate of approximately $5,509 (157,000 Czech Korunas) per month.

In Rozvadov, the Company owns the casino building and an adjacent facility for staff accommodations.

As part of the acquisition of Resorts (See Item 1. “Description of Business - General Development of Business”), TWC acquired approximately 10 acres of land near Znojmo, close to the border in Austria, on which the Company constructed and operates a casino. TWC negotiated an agreement with a local building contractor who financed and built a 5,000 square foot casino facility and leased it to the Company under the terms of a 10 year lease for approximately $27,000 per month.  In March 2002, the Company exercised its right to purchase the Znojmo casino building lease.  The building lease purchase, the cost of which was approximately $1.4 million was financed by a loan from a local Czech Republic bank.  The bank note, which is payable in monthly installments through December 2006, bears interest at 6.2% per annum and is collateralized by the Znojmo casino building, the Company’s Rozvadov casino and employee housing buildings, and the Company’s land near Ceska in Folmava.

Item 3.  Legal Proceedings.

Former President and Chief Operating Officer

On February 14, 2003, TWC executed a two-part settlement agreement with the Company’s former President and Chief Operating Officer.  Pursuant to the two-part settlement agreement, in exchange for cash payments that will continue through 2004 but which will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows, the former President and Chief Operating Officer agreed to discontinue all litigation brought against the Company, including litigation concerning CDZ, and to return the share of CDZ stock to the Company.  The Company likewise discontinued its lawsuit against him.

Choice Capital Corporation

In October 2001, the Company filed a “Complaint for Damages” against Choice Capital Corporation, a/k/a Choice International Corporation (“Choice”) and Jude Onukuwa in the Superior Court of Fulton County, Georgia.  The Company seeks to recover payments made to Choice in connection with a financing transaction that never closed.  In addition, the Company seeks to recover interest and attorney fees.  In November 2001, Choice answered the complaint and included a counterclaim against the Company, which seeks damages of $1.2 million for lost commissions related to the unconsummated deal.  In March 2003, the Company’s motion to compel discovery was granted.  The Company believes that it has a strong case against Choice and that it has meritorious defenses to Choice’s counterclaims and intends to pursue the Company’s claims vigorously as well as to defend against Choice’s counterclaims vigorously.  Accordingly, no provision for liability to the Company that may result upon adjudication has been made in the accompanying consolidated financial statements.

The Company is not currently involved in any other material legal proceeding nor was it involved in any other material litigation during the year ended December 31, 2002.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

The Company’s Common Stock is currently quoted on the OTC Bulletin Board under the symbol TWCP.OB.  As of March 20, 2003, the Company’s stock price was $0.15.  The following table sets forth the high and low prices of the Company’s Common Stock for fiscal years 2001 and 2002:

Common Stock	High		Low
2001
First Quarter	$0.17	*	$0.12	*
Second Quarter	$0.12	*	$0.04	*
Third Quarter	$0.05	*	$0.03	*
Fourth Quarter	$0.05	*	$0.03	*
2002
First Quarter	$0.22	*	$0.04	*
Second Quarter	$0.20	*	$0.09	*
Third Quarter	$0.20	*	$0.05	*
Fourth Quarter	$0.18	*	$0.07	*

* Quoted on OTC Bulletin Board

There were no quotations for the $8.50 warrants.

As of March 20, 2003, there were (a) 50,328,175 outstanding shares of Common Stock held of record by approximately 91 holders; (b) outstanding options to purchase an aggregate of 726,000 shares of Common Stock; (c) outstanding $1.00 Series A Warrants to purchase an aggregate of 960,000 shares of Common Stock issued in connection with the sale of certain debt instruments; (d) outstanding $1.50 Series B Warrants to purchase an aggregate of 3,200,000 shares of Common Stock issued in connection with the restructuring of certain long-term debt; (e) outstanding $0.01 Series C Warrants to purchase an aggregate of 1,013,090 shares of Common Stock issued in connection with the March 1998 Private Placement, with 6,074,362 of this series having been exercised; (f) outstanding $0.01 Series G warrants to purchase an aggregate 125,073 shares of Common Stock issued in connection with the October 1999 Private Placement and the October 1999 Senior Notes. (See Item 6. “Management’s Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources”.); and (g) outstanding $.5938 Warrants to purchase an aggregate of 250,000 shares of Common Stock issued in connection with the acquisition of Tottenham & Co., which have since expired. (See Item 1. “Description of Business - Acquisition Agreements.”)

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

In contrast to the previous year, a period in which the Euro and other European currencies lost significant value versus the U.S. Dollar (or USD), and negatively impacted the Company’s performance, these currencies strengthened against the USD in 2002, which increased revenue and expense totals converted into USDs. Further, since the Company’s revenues were earned in Euros and the majority of casino related expenses were paid in Czech Korunas, the Company incurred a disproportionate increase in the USD value of expenses versus revenues as a result of the fact that the Koruna strengthened more against the USD in the reporting period than did the Euro.

The impact of exchange rate fluctuations can be measured through comparison of the rates of exchange for these two currencies to the USD, which are depicted on a quarterly basis in the following table.

Period	USD	Czech Koruna 2002	Czech Koruna 2001	Euro 2002	Euro 2001

January through March	$1.00	36.2297	37.6635	1.1405	1.0832
April through June	$1.00	33.2243	39.2593	1.0893	1.1399
July through September	$1.00	30.8771	38.4135	1.0169	1.1135
October through December	$1.00	30.9725	37.2265	0.9996	1.1169

The balance sheet totals of the Company’s foreign subsidiaries at December 31, 2002 were converted to USDs using the prevailing exchange rates at December 31, 2002, which are depicted in the following table.

As Of	USD	Czech Koruna	Euro
December 31, 2002	$1.00	30.1400	0.9541

Critical Accounting Policy

Management has identified goodwill valuation as a critical accounting policy that affects the Company’s consolidated financial statements.  Goodwill, which represents the excess of cost of the Company’s Czech subsidiaries over the fair value of their net assets on the date of acquisition, was being amortized on a straight-line basis over seven years through December 31, 2001.  Under Statement of Financial Accounting Standards (“SFAS”) No. 142, effective the first quarter of the year ended December 31, 2002, which stated that goodwill is no longer subject to amortization over its estimated useful life; rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test.  During the quarter ended June 2002, the Company completed the first step of the required two-step impairment testing.  The first step of the impairment testing required the Company to compare the fair value of its Czech Republic reporting unit, the Company’s only reporting unit as defined under SFAS No. 142, to its carrying value (the net equity of the Company) to determine whether there was an indication that an impairment existed.  The fair value of the Czech Republic reporting unit was determined through a combination of recent appraisals of the Company’s real property, a multiple of earnings before interest, taxes, depreciation and amortization and the Company’s sale of its Spanish casino in 2001.  No impairment losses were recorded against goodwill of $3,579 upon the initial adoption of SFAS No. 142.

Results of Operations

The following discussion and analysis relates to the consolidated financial condition and results of continuing operations of the Company for the years ended December 31, 2002 and 2001.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

($000s in thousands)

	Year Ended December 31, 2001	Change	Year Ended December 31, 2002

Loss from continuing operations	(4,638)
Revenues		1,463
Cost of revenues		(1,145)
Depreciation and amortization		1,300
Selling, general and administrative		198
Interest expense and other		(525)
Foreign exchange gain		233
Foreign income tax loss from continuing operations		(161)
Loss from continuing operations		1,363	(3,275)

In the year ended December 31, 2002, the Company posted revenues of $14.2 million versus $12.8 million in the year ended December 31, 2001. The revenue growth can be attributed to several factors, including 19.4% and 1.8 percentage point increases in drop per head (“DpH”) and win percentage (“WP”), respectively, which were somewhat offset by a 17.1% decline in attendance.   Further, the $1.5 million revenue improvement can partly be attributed to the success of the newer Novomatic slot machines, which were installed as part of the continuation of the slot replacement program that was initiated in 2001.  In addition, the vast majority of the older and less played mechanical Aristocrat slot machines have been removed from service from all of the casinos during the past two years.  The Company also saw a 3.9 percentage point increase in its WP in Rozvadov in 2002.  Exchange rate fluctuations also exerted a positive influence on the Company’s current year revenues in comparison to the prior year.

The Company’s cost of revenues increased by $1.1 million over the prior year due to several factors, which included:  (i) a higher proportion of gaming taxes on table and reception revenues, which commenced in June 2001 when the Czech Republic Ministry of Finance issued a pronouncement, clarifying the tax treatment of reception revenue.  This pronouncement significantly increased the tax rate for this type of revenue; (ii) a higher slot tax percentage (8% versus 6%) was retroactively assessed on the slot revenues of the Company’s slot subsidiary unit when it exceeded the annual threshold revenue amount (500,000 Czech Korunas) in 2002; (iii) higher expenses related to the newer Novomatic slot machines, the lease payments of which are revenue-based; and (iv) recent law changes in 2001 regarding vacation, overtime, and night differential pay, which served to increase labor expenses in all of the Company’s casinos.

Depreciation and amortization expense in year 2002 decreased by $1.3 million versus the same period in 2001 due, primarily, to the sale of CDZ in 2001 and the Company’s adoption of SFAS No. 142.

In the year ended December 31, 2002, selling, general and administrative expenses decreased $197,000 versus those of 2001. The savings were the result in part of lower expenditures in legal and accounting fees and gains from positive exchange rate fluctuations, which were partially offset by a portion of the cost of the legal settlement with the former President of the Company (see Item 3. Legal Proceedings).

Interest expense and other expenses increased by $525,000 in 2002 versus the prior year due, mainly, to $349,000 in expense related to an income tax audit in the Czech Republic, $104,500 in costs associated with acquisition of the

Znojmo casino building, and $84,000 in expense related to a legal settlement were incurred in 2002 and no such costs were incurred in 2001.

A $228,000 foreign exchange gain was realized in 2002 versus a loss of $5,000 in 2001 due, primarily, to currency exchange fluctuations between the Euro and the USD.

As a result, the Company incurred a loss from continuing operations of approximately $3.3 million for the year ended December 31, 2002, which is a $1.3 million improvement over a loss of $4.6 million in the year ended December 31, 2001.

Business Units:

Ceska, Czech Republic

In the year ended December 31, 2002, competition in Ceska’s local market heightened as two of the three surviving competitor casinos underwent major renovations and re-theming.  In view of the fierce competition and the erosion of the casino’s high volume player base, management shifted its marketing focus in an effort to attract a broader client base.  Thus, rather than cultivating a shrinking market of high end players, management focused on building a base of regular players from a wider range of demographical and social groups.  In concert with its effort to retain and attract these players, management strove to provide the highest possible level of service and attention and placed a greater emphasis on reward and benefit programs.  However, labor law changes, increased gaming taxes and slot machine related lease payments, increased marketing expenditures to combat competition, and increased repairs and maintenance expenditures related to the entrance and reception areas and the slot room renovations all contributed to a lower margin on revenues.  In 2002, with the exception of the WP, all other statistical indicators declined from the prior year.  Management has since undertaken steps to augment its existing customer base by seeking out new customers through various marketing initiatives.

Rozvadov, Czech Republic

In 2002, Rozvadov overcame the depressed local economy as it relied less on volume of business like its sister casino in Ceska and focused more on retaining its exceptionally loyal clientele, which is comprised mainly of well-to-do rural farmers and ranchers, whose businesses proved to be economically resistant to the recent downturn in the German economy.  These players’ contributions to the casino were evident in the 33% jump in DpH in the year ended December 31, 2002 versus the year ended December 31, 2001.  The casino also saw its highest annualized WP in its three year history as an ACC-owned and managed casino.  By virtue of the fact that these high volume players tend to focus more on the service than any extracurricular promotional activities staged, the revenue gains were realized at significantly lower operating costs.  Moreover, the high level of service and attention provided to these players were crucial in maintaining their satisfaction and improving the casino performance causing revenue to improve by 25% over the previous year.  Operating expenses were lower in the year ended December 31, 2002 versus the prior year mainly due to the reduction in promotional expenses and contributed to income from operations exclusive of interest and depreciation and amortization of $465,000, which represented a 128% improvement from that of the year ended December 31, 2001.  Notwithstanding the gains made in the year, Rozvadov also underwent a renovation of its main floor, including replacement of the carpet, relocation of its slot room from its lower level to the main floor, and the introduction of a Pacific South Seas theme.

Znojmo, Czech Republic

Znojmo, which opened in December of 1999, reached a certain level of maturity in its operations in 2002.  Similar to Rozvadov but to a larger extent, the casino drew upon a loyal, high volume player base, which consisted primarily of wealthy Viennese residents.  As a result, the casino’s DpH improved by 35% in 2002 versus the prior year, while it achieved a 1.1 percentage point gain in WP versus the year ended December 31, 2001.  The continuing success of Znojmo’s new lineup of Novomatic slot machines exceeded management’s expectation, and also pushed the overall slot revenue for the year above the revenue threshold and into a higher slot tax bracket (8% versus 6%).

The popularity of the new machines was offset by higher operating costs as the casino has a revenue-based lease agreement for these machines, which served to increase the overall costs of the operation. With the appointment of a new casino manager in February of 2002, the casino benefited from increased emphasis on customer service and employee training.  Despite the negative impact on attendance by a major flood in August 2002 and on-going difficulties with congested border traffic, the casino managed to exceed prior year’s revenue in 2002 by 28%, and income from operations exclusive of interest and depreciation and amortization, increased by 19%.

Liquidity and Capital Resources

The Company’s working capital, defined as current assets minus current liabilities, decreased by $90,000 to a nominal surplus of $4,000 at December 31, 2002 from a working capital surplus at December 31, 2001 of $94,000.

For the year ended December 31, 2002, the Company had net cash provided by continuing operations of $1.6 million.  This was primarily a result of a $3.3 million loss from continuing operations, $621,000 of depreciation and amortization, $803,000 of non-cash interest related to the amortization of debt discount recorded in connection with the warrants issued with the March 1998 and October 1999 Private Placements, other non-cash items of $19,000, and a $3.5 million net increase in cash attributable to changes in operating assets and liabilities.  For the year ended December 31, 2002, net cash used in investing activities was $1.8 million and was used primarily for the acquisition of the Znojmo casino building.  For the year ended December 31, 2002, net cash from financing activities of $500,000 included $461,000 in retirement of a short-term operational loan in the Czech Republic, proceeds from the financing of the Znojmo building lease purchase by a local Czech Republic bank of $1.4 million, principal repayments of long term debt of $207,000, proceeds from the exercise of warrants of $21,000, and payments of deferred financing costs of $222,000, primarily in connection with the proposed financing by Choice.

The Company is obligated under various contractual commitments over the next five years.  The following is a summary of the five-year commitments of the Company as of December 31, 2002:

(in thousands) Contractual Obligation	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$21,464	$366	$20,732	$366	$—
Operating leases	412	196	176	40
Employment agreements	1,260	530	730	—
Other agreements	195	195
Consulting agreements	81	27	54	—
Total contractual obligations	$23,412	$1,314	$21,692	$406	$—

The Company has, from time to time, been in technical default of the Amended Indentures and is so as of December 31, 2002.  TWC relies upon the forbearance and waivers on the default of certain covenants from Value Partners, which represents a majority in interest of the holders of the Senior Notes. The Company has borrowed other amounts from Value Partners from time to time (some of which have been in technical default for which forbearance or waivers have been granted).  On February 23, 2001, Value Partners converted 5,657,453 of $0.01 warrants held by it.  With the exercise of those Warrants and the issuance of 23,270,833 shares of Common Stock to Value Partners in conjunction with the LA Bond Exchange, Value Partners holds a controlling 57.5% of the Common Stock with warrants to acquire an additional 2.1% of the Common Stock.  At December 31, 2002, Value Partners owned 66.6% of the Company’s long-term debt.

The Company remains highly leveraged and has been unable to meet its interest payments in full since September 2000. Waivers of default for non-payment of interest have been received from Value Partners, the majority holder of the Notes, through January 1, 2004.  The terms of this waiver require the payment of all defaulted interest payments plus all accrued and unpaid interest thereon within 10 business days following: the receipt by TWC or any subsidiary of $6.0 million or more from any borrowing or sale of equity, the payment of interest to another

Noteholder, or the commencement of a voluntary or involuntary insolvency proceeding against the Company or any subsidiary Note issuer. (see Note 4 to Consolidated Financial Statements)

The Company has taken several steps to improve its consolidated financial position, including (i) the December 2001 sale of its under-performing Spanish casino ($1.3 million of the net proceeds have been earmarked for potential investment in a hotel or casino project); (ii) the LA Bond Exchange, which reduced liabilities by $6.7 million; (iii) expansion of its facility in Znojmo (from 11 to 21 gaming tables);  (iv) the renovation of its Ceska Kubice and Rozvadov casinos, which were completed in May 2002 and November 2002, respectively; (v) the March 2002 purchase of the Znojmo casino building lease; (vi) the signing of the memorandum of understanding for space to be leased in a designer outlet mall near Znojmo, in which the Company intends to open a slot room and bar in the fall of 2003 (See Note 12 in Notes to Consolidated Financial Statements); and (vii) most notably, the filing of a pre-effective prospectus with the SEC in conjunction with the Exchange Agreement, whereby the Company seeks to exchange  a minimum of 92% of its Senior Notes for Common Stock (See Note 12 in Notes to Consolidated Financial Statements.)

While the steps taken by management that have been completed have enhanced the Company’s consolidated balance sheet and improved its results of operations, the Company’s management believes that completion of the Exchange Agreement is a prerequisite for the Company to be in a position to secure additional financing, the proceeds from which would be used to: (i) provide the Company with supplementary working capital to preserve and enhance the Company’s existing assets; and (ii) acquire new business units.

Additionally, the Company is studying several development projects in addition to the slot room and bar discussed above, including the potential development of a hotel near Znojmo, the possible development of a fourth full-service casino in Europe, and the potential acquisition of existing hotels in Europe.  There can be no assurances that management’s plans will be realized.

Assuming that the Exchange Offer is consummated successfully, the Company believes that its cash resources at December 31, 2002, together with 2003 developments (See Note 12 in Notes to Consolidated Financial Statements) and anticipated cash projected to be provided by 2003 operations, are sufficient to fund its activities for the year ending December 31, 2003.  However, long-term liquidity is dependent on the Company’s ability to consummate the Exchange Agreement, to attain profitable operations and to secure additional financing.

Plan of Operations and Important Factors to Consider:

TWC management will continue to develop marketing and operational strategies designed to increase attendance and revenues at its existing locations in the Czech Republic.

In May 2002, the Company completed renovation of the Ceska casino and, during the year, replaced 38 of its existing Aristocrat slot machines with newer-style Novomatic slot machines.  In Rozvadov, the main floor was reconfigured to accommodate the relocation of the slot room from its lower level to the main floor for better player access and visibility.  Further, the carpet and employee uniforms were replaced and a Pacific South Seas theme was introduced.  In Znojmo, an additional four gaming tables were added in July 2002, which leaves the facility with a total of 21 gaming tables currently in operation.  Further, 55 of the 56 existing slot machines in Znojmo were replaced over a two-year period beginning in January 2001 with newer machines of a type that are generally preferred by the casino’s target client base.

In February 2003, the Company also completed negotiation of the memorandum of understanding of a pending lease agreement for an approximately 6,500 square foot space in a designer outlet mall that is currently under construction on a plot of land adjacent to the Company’s Znojmo Casino, where the Company intends to open a slot room and bar, which will have a Hollywood theme.  The mall is scheduled to open in the fall of 2003.

The Company is also pursuing construction of a three-star hotel, which would be connected to the Znojmo casino and be built on company-owned land.  The hotel design has been completed and the Company is actively seeking funding for its planned ground breaking in mid-2003.

Management is advancing on its plan to add a fourth full service casino in the region and is in the process of finalizing its development plans.  Such an addition would allow the Company to take advantage of its existing infrastructure, thereby benefiting from economies of scale.

Accumulated Deficit; Operating Losses

On December 31, 2002, the Company had an accumulated deficit of approximately $37.4 million and a stockholders’ deficit of $14.8 million. For the year ended December 31, 2002, the Company incurred a net loss of approximately $3.3 million, primarily, as a result of increased competition and its high debt burden.  Further, the Company is highly leveraged and, from time to time, has been unable to pay its interest and accounts payable obligations when they become due.  The ability of the Company to achieve profitability from its continuing operations depends upon the successful management of gaming establishments in the Czech Republic, their expansion and possible relocation, the addition of business units, and the diversification of its operations to include other sources of revenue.  There can be no assurance that the Company will achieve profitability as a result of these operations or otherwise.

Need to Diversify

At this time, the Company has operations exclusively in the Czech Republic.  The Company is currently seeking to develop or acquire interests in gaming operations and hotels in Europe; however, there can be no assurance that the Company will be able to develop or acquire such new operations in the future.

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

In June 2002, the financial authority of Domazlice, Czech Republic (the “Czech Tax Authority”) commenced an audit of the income tax filings of the Company’s Czech subsidiaries for the years ended December 31, 1999 and 2000.  As a result of the audit, the Company is subject to a tax liability of $238,000 and potential penalties and interest amounting to $270,000.  In recognition of the ambiguity of the tax laws that resulted in incorrect filings, the Czech Tax Authority has responded favorably in preliminary discussions regarding the possibility of waiver of the penalties and interest.  The Company has accrued the full tax liability plus a provision equal to 50% of the potential penalty and interest charges in its consolidated financial statements for the year ended December 31, 2002 as well as an accrual related to an, as yet, unaudited period in the year ended December 31, 2001, for which the Company faces additional potential tax liabilities.  Clarifications by the Czech Tax Authority with regard to the statutory tax treatment of certain sources of revenue have resulted in adjustments in the tax treatment of these items by the Company, which eliminated potential additional exposure in these areas beyond June 2001.

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

Need for Additional Financing

Given the Company’s receipt of a conditional waiver regarding nonpayment of interest for the 2003 calendar year, management believes, although there can be no assurance, that existing cash, together with anticipated cash flows from operations, will be sufficient to satisfy its current obligations for the next 12 months.   The expected cash flow will not be sufficient to settle existing past due interest.  Further, the Company will require additional capital for expansion.  If such additional financing does not materialize, this would have a materially adverse effect on the financial condition and operations of the Company. The Company requires additional debt and/or equity financing for the acquisition of other businesses.  The Company’s ability to obtain additional financing may be limited for a number of reasons, including the fact that the Company is highly leveraged and more vulnerable to extended economic downturns.  This high leverage may adversely impact the holders of the Company’s equity and debt securities by impairing the Company’s ability to obtain additional financing needed for working capital, capital expenditures, acquisitions or general corporate purposes.  There can be no assurance that such financing will be available on terms favorable to the Company or at all.

In an effort to make the Company more attractive to potential investors, in addition to the continued improvement of the Company’s operations, management focused on improvement of the Company’s balance sheet through debt reduction initiatives.  In March 2002, management completed negotiation of the LA Bond Exchange, whereby the principal sum of $4.8 million dollars together with approximately $1.9 million in unpaid interest were converted to 37,233,334 shares of Common Stock.  The exchanged debt were converted to Common Stock at a per share price of $0.18.

Pursuant to the issuance of the 37,233,334 shares of Common Stock in connection with the LA Bond Exchange and the additional 50.0 million shares authorized by the shareholders in the previous year’s Annual Meeting, only 49,671,825 shares of the Company’s Common Stock remain available for issuance.  Of these 49,671,825 shares, 726,000 have been reserved for issuance upon the exercise of employee and non-employee director stock options, 5,298,163 have been reserved for issuance upon the exercise of outstanding and exercisable warrants, leaving 43,647,662 available for other general corporate purposes.  The Company may need to amend its Articles of Incorporation to provide for additional authorized shares to fulfill the terms of the Exchange Agreement.   It is anticipated that a proposal to amend the Articles of Incorporation of the Company to increase the number of authorized shares of capital stock will be presented to the stockholders for their consideration at the Company’s 2003 Special Meeting tentatively scheduled for the second quarter of 2003.

The Company’s Board of Directors has been monitoring the Company’s cash flow situation since 1998 and has determined that the Company must act now to alleviate the debt service burden.  At the direction of the Board, the Company’s Chief Executive Officer, Rami S. Ramadan, has, for approximately the past two years, been discussing on a frequent but informal basis alternatives for the recapitalization of the Company with Value Partners (who has agreed to maintain the confidentiality of all non-public information provided to it and not to trade in the securities of TWC while in possession of non-public information) and to a much lesser extent, with certain other of the Noteholders.  The Company’s Board has also considered, in this regard, sales of certain of the Company’s assets, and in December 2001, decided to sell the Company’s Spanish casino, primarily due to the failure of the local government to make good on its promise to provide the necessary permissions to relocate the casino to the city center. While the Board has looked at the sale of one or more of the Company’s Czech casinos, it has rejected this notion because the Company’s Czech properties are currently the foundation of the Company’s business, represent all of the Company’s basic franchise value and provide all of the Company’s current cash flow which sustains the Company’s operations.  It is the belief of the Company’s Board, based on recent appraisals and the current market conditions in the Czech Republic, that the sale of one or more of the Company’s Czech casinos would not be sufficient to significantly alleviate the Company’s debt burden, and that the sale of all of the casinos would not produce sufficient funds to pay off all of the Notes and the Company’s other liabilities.  In addition, the Board believes that with a restructuring such as the one proposed, the Company will have the opportunity to grow revenue and become profitable and thereby result in a positive return on investment for the Company’s stockholders.  A liquidation of the Company’s assets at this time would, in the Board’s opinion, not provide such a return. Accordingly, the Board did not, and does not believe that further significant asset sales would be in the best interests of the Company, its stockholders or its creditors.  By late 2001, it became apparent to Mr. Ramadan that, after contacting approximately 86 potential sources of capital in the U.S. and Europe, additional financing for TWC would not be possible without a major recapitalization of the Company.  At that time, Mr. Ramadan and the Board became concerned that the Company’s only real alternative was to take significant steps to reduce the Company’s long-term debt.  In March 2002, as discussed above, seven private investors (Value Partners representing 62.5% of the total principal amount) agreed to complete the LA Bond Exchange, which provided for the exchange $4.8 million of the Company’s 12% Senior Secured Bonds relating to the Company’s discontinued Louisiana operations plus $1.9 million of accrued and unpaid interest, into 37,233,334 shares of restricted common stock in a private, exempt exchange transaction.

While this exchange provided some help in alleviating the debt service burden, the Company’s Board of Directors agreed that more needed to be done to free up the Company’s cash flow and to make the Company attractive to outside financiers.  Mr. Ramadan analyzed and discussed with the Board a wide range of potential debt restructure scenarios before concluding that any plan that sought less than a 100% exchange of the existing debt for equity would not sufficiently address the Company’s cash flow and credit rating issues to allow us to continue as a going concern or to pursue Mr. Ramadan’s growth strategy for the Company.

In exploring possible solutions to the Company’s tenuous financial position, Mr. Ramadan and the Board carefully weighed the goals of the existing Noteholders against those of the Company’s existing stockholders and concluded that moving forward under the existing conditions was of little benefit to either group.

In March 2003, the Company filed pre-effective amendment No. 3 to Form S-4 registration statement under the Securities Act of 1933.  Through this prospectus, the Company seeks to exchange either 22,640 shares of Common Stock or $1,000 principal amount variable rate promissory notes due 2010 for each $1,000 principal amount of the Company’s 12% Senior Secured Notes due March 17, 2005.  In addition, pursuant to the terms of the proposed Exchange Agreement, certain tendering noteholders would receive an 8% promissory note due 2006 for interest accrued through September 17, 2001.

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

Licensing and Regulation

The Company’s operations are subject to regulation by each local jurisdiction in which it operates or plans to operate business, as well as federal laws and the laws of any foreign country. Each of the Company’s officers, and directors, and in certain instances, persons who have more than a five percent income or profit interest in, or who exercise significant influence over the activities of the Company, may be subject to strict scrutiny and approval from the gaming commission or other regulatory body of each jurisdiction in which the Company may conduct gaming operations.

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

Possible Adverse Effect of Issuance of Preferred Stock

The Company’s Articles of Incorporation authorize the issuance of 4,000,000 shares of “blank check” Preferred Stock, with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, the Company’s Board of Directors is empowered, without further stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the Preferred Stock could be used, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. The Company has no current plans to issue any shares of Preferred Stock. However, there can be no assurance that Preferred Stock will not be issued at some time in the future.

Dilutive Effect of Warrants

In connection with the completion of the March 1998 Private Placement, the Company issued warrants to purchase approximately 9.5 million shares of the Company’s Common Stock. In addition, in connection with the restructuring of the Senior Notes, in March 1998 the Company issued approximately 3.2 million warrants to purchase the Company’s Common Stock.  The Company also issued approximately 1.25 million warrants to purchase the Company’s Common Stock in connection with the October 1999 Private Placement.  The issuance of such securities will have a dilutive effect on any earnings that the Company might generate when the earnings are evaluated on a diluted basis.  At March 20, 2002, a total of 5,298,163 warrants are outstanding, which, if exercised, would represent 9.5% of the 55,626,338 shares of Common Stock that would be outstanding.

Item 7.  Financial Statements.

The following items are included in this Report:

Consolidated Financial Statements

INDEPENDENT AUDITORS’ REPORT

Board of Directors

Trans World Corporation

We have audited the accompanying consolidated balance sheet of Trans World Corporation and Subsidiaries as of December 31, 2002, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ deficit and cash flows for the years ended December 31, 2002 and 2001.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  We did not audit the financial statements of a former majority-owned subsidiary, which statements reflect total revenues of approximately $2.6 million for the ten-month period ended October 31, 2001 (reflected within discontinued operations in the accompanying consolidated financial statements).  Those financial statements were audited by other auditors, whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the former majority-owned subsidiary, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trans World Corporation and Subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey

February 14, 2003

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
December 31, 2002
(In thousands, except for per share data)

ASSETS

CURRENT ASSETS:

Cash	$3,834
Prepaid expenses and other current assets	369

Total current assets	4,203

PROPERTY AND EQUIPMENT, net	6,038

OTHER ASSETS:

Goodwill	3,579
Deposits and other assets	1,335

4,914

$15,155
LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:

Short-term debt	$249
Long-term debt, current maturities	366
Accounts payable	386
Accrued expenses and other current liabilities	3,198

Total current liabilities	4,199

LONG-TERM LIABILITIES:

Long-term debt, less current maturities	19,152
Interest payable	6,482
Other	155

25,789

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:

Preferred stock, $.001 par value, 4,000 shares authorized, none issued
Common stock $.001 par value, 100,000 shares authorized, 50,328 shares issued and outstanding	50
Additional paid-in capital	21,750
Accumulated other comprehensive income	762
Accumulated deficit	(37,395)

Total stockholders’ deficit	(14,833)

$15,155

See accompanying notes to consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2002 and 2001
(In thousands, except for per share data)

	2002	2001

REVENUES	$14,237	$12,773

COSTS AND EXPENSES
Cost of revenues	7,353	6,208
Depreciation and amortization	621	1,920
Selling, general and administrative	5,135	5,333
	13,109	13,461

INCOME/(LOSS) FROM OPERATIONS	1,128	(688)

OTHER INCOME/(EXPENSE):
Interest, net	(3,911)	(3,937)
Loss on sale of assets	(21)	(8)
Foreign exchange gain (loss)	228	(5)
Other	(537)
	(4,242)	(3,950)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(3,114)	(4,638)

INCOME TAXES	(161)

LOSS FROM CONTINUING OPERATIONS	(3,275)	(4,638)

DISCONTINUED OPERATIONS, net gain from discontinued Casino De Zaragoza, net of tax of $0		7,084

NET INCOME/(LOSS)	$(3,275)	$2,446

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, basic and diluted	42,939	10,201

INCOME/(LOSS) PER COMMON SHARE, basic and diluted
From continuing operations	$(0.08)	$(0.45)
From discontinued operations		0.69
Net income/(loss)	$(0.08)	$0.24

COMPREHENSIVE INCOME/(LOSS)

Net income/(loss)	$(3,275)	$2,446

Other comprehensive income/(loss), foreign currency translation adjustment, net of a $1,807 reclassification adjustment in 2001 for gains recognized in net income	700	(1,446)

Comprehensive income/(loss)	$(2,575)	$1,000

See accompanying notes to consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
Years Ended December 31, 2002 and 2001
(In thousands, except for per share data)

			Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit

	Common Stock
	Shares	Amount
Balances, January 1, 2001	5,365	$5	$15,016	$1,508	$(36,566)	$(20,037)

Exercise of warrants	5,658	6	51			57

Foreign currency translation adjustment, net				(1,446)		(1,446)

Net income					2,446	2,446

Balances, December 31, 2001	11,023	11	15,067	62	(34,120)	(18,980)

Conversion of long-term debt and related accrued interest into Common Stock	37,233	37	6,664			6,701

Exercise of warrants and options	2,072	2	19			21

Foreign currency translation adjustment				700		700

Net loss					(3,275)	(3,275)
Balances, December 31, 2002	50,328	$50	$21,750	$762	$(37,395)	$(14,833)

See accompanying notes to consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2002 and 2001
(In thousands, except for per share data)

	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,275)	$2,446
Adjusted for discontinued operations		(7,084)
Loss from continuing operations	(3,275)	(4,638)
Adjustments to reconcile loss from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	621	1,920
Non-cash interest	803	767
Other non-cash items	19	283
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Prepaid expenses and other current assets	(157)	(54)
Other assets		(83)
Accounts payable, accrued expenses and other liabilities	3,563	2,611
Net cash provided by in continuing operations	1,574	806
Net cash used in discontinued operations		(640)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,574	166

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of Casino de Zaragoza, net		1,643
Proceeds from the sale of equipment	20	13
Purchases of property and equipment and other	(1,822)	(161)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,802)	1,495

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term debt		1,792
Payments of short-term debt	(461)	(1,636)
Proceeds from long-term debt	1,369
Payments of long-term debt	(207)
Proceeds from exercise of warrants and options	21	57
Payments of deferred financing costs	(222)

NET CASH PROVIDED BY FINANCING ACTIVITIES	500	213

EFFECT OF EXCHANGE RATE CHANGES ON CASH	312	91

NET INCREASE IN CASH	584	1,965

CASH
Beginning of year	3,250	1,285

End of year	$3,834	$3,250

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
Years Ended December 31, 2002 and 2001
(In thousands, except for per share data)

	2002	2001
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION,
Cash paid during the year for:
Interest	$108	$1,054

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

Conversion of accounts payable and accrued interest to short-term debt	$16	$216

Conversion of long-term debt and related accrued interest into Common Stock	$6,701	$—

Accrual of deferred financing costs	$72	$—

See accompanying notes to consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data)

NOTE 1 - Nature of Business and Liquidity

Overview

Trans World Corporation and Subsidiaries (collectively the “Company”), a Nevada corporation, is primarily engaged in the gaming business in the Czech Republic.    The Company’s Spanish operations were sold in December 2001 (see Note 11).

Gaming Operations - Czech Republic

The Company owns and operates three casinos in the Czech Republic, two of which are located in the western part of the country, close to the border of the German State of Bavaria.  The larger of the German border casinos, located in Ceska Kubice, currently has 15 gaming tables and 48 slot machines. The smaller of the German border casinos, located in Rozvadov, currently has 11 gaming tables and 30 slot machines.  The Company also owns and operates a casino in the southern Czech Republic, close to the border of Austria.  This casino, located in Hate near Znojmo (“Znojmo”), currently has 21 gaming tables and 56 slot machines.

Discontinued Gaming Operations - Spain

The Company held a majority interest in Casino de Zaragoza S.A. (“CDZ”), which owns the license to operate the only casino in the Spanish province of Aragon.  The casino, which operated nine gaming tables and 24 slot machines, was situated 15 miles outside of Zaragoza, and had been operating at a loss since its April 1998 acquisition by the Company.  As part of the terms of that acquisition, the Company had negotiated an agreement with the local representatives of an agency of the provincial government, the Diputacion General de Aragon (“DGA”), to allow the casino to relocate from its present position to the center of downtown Zaragoza, subject to a decree.  As a result of excessive delays by the local Spanish authorities in authorizing the casino’s relocation, coupled with the business unit’s mounting losses, the Company elected to divest itself of the casino, and in December 2001, the Company sold its interest in CDZ to a local Spanish casino operator.  (See Note 11.)

Liquidity

At December 31, 2002, the Company has a working capital surplus of only $4 and a stockholders’ deficit of $14,833.  Further, in spite of the recent debt conversion initiative discussed below, the Company is highly leveraged and was unable to meet its September 2000, March 2001, September 2001, March 2002, and September 2002 interest payments in full (see Note 4). The Company has taken several steps to improve its consolidated financial position, including (i) the December 2001 sale of its under-performing Spanish casino ($1,300 of the net proceeds have been earmarked for potential investment in a hotel or casino project); (ii) the March 2002 debt (and related accrued interest) conversion to equity (hence reducing liabilities by $6,700); (iii) expansion of its facility in Znojmo, Czech Republic (from 11 to 21 gaming tables);  (iv) the renovation of its casinos in Ceska Kubice and Rozvadov, which were completed in May 2002 and November 2002, respectively; (v) the March 2002 buyout (purchase) of the Znojmo casino building lease; (vi) the signing of the heads of terms (“memorandum of understanding”) for space to be leased in a designer outlet mall in Hate, Czech Republic, in which the Company intends to open a slot room and bar in the fall of 2003 (see Note 12); and (vii) most notably, the filing of a pre-effective prospectus with the Securities and Exchange Commission (“SEC”) whereby the Company seeks to exchange  a minimum of 92% of its 12% Senior Secured Notes due March 17, 2005 for Common Stock (the “Exchange Agreement)” (See Note 12.)

While the steps taken by management (discussed in the preceding paragraph) that have been completed have enhanced the Company’s consolidated balance sheet and improved its results, the Company’s management believes that completion of the Exchange Agreement is a prerequisite for the Company to be in a position to secure additional financing, the proceeds from which would be used to (i) provide the Company with supplementary working capital to preserve and enhance the Company’s existing assets; and (ii) acquire new business units.

Additionally, the Company is studying several development projects in addition to the slot room and bar discussed above, including the potential development of a hotel in Hate, Czech Republic, the possible development of a fourth full-service casino in Europe, and the potential acquisition of existing hotels in Europe.  There can be no assurances that management’s plans will be realized.

The Company believes that its cash resources at December 31, 2002, together with 2003 developments (See Note 12) and anticipated cash provided by 2003 operations, are sufficient to fund its activities for the year ending December 31, 2003.  However, long-term liquidity is dependent on the Company’s ability to attain profitable operations and to secure additional financing.

NOTE 2 - Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

Cash - Cash consists of cash in banks and on hand.  The Company maintains its bank accounts at several financial institutions, which, at times, may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits.  In addition, the FDIC does not insure the Company’s foreign cash, which totaled $3,650 at December 31, 2002.  The Company has not incurred any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

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

Goodwill - Goodwill, which represents the excess of cost of the Company’s Czech subsidiaries over the fair value of their net assets the date of acquisition, was being amortized on a straight-line basis over seven years through December 31, 2001.  Under Statement of Financial Accounting Standards (“SFAS”) No. 142, effective the first quarter of the year ended December 31, 2002, goodwill is no longer subject to amortization over its estimated useful life; rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test.  During the quarter ended June 2002, the Company completed the first step of the required two-step impairment testing.  The first step of the impairment testing required the Company to compare the fair value of its Czech Republic reporting unit, the Company’s only reporting unit as defined under SFAS No. 142, to its carrying value (the net equity of the Company) to determine whether there was an indication that an impairment existed.  The fair value of the Czech Republic reporting unit was determined through a combination of recent appraisals of the Company’s real property, a multiple of earnings before interest taxes depreciation and amortization and the Company’s experience in selling its Spanish casino in 2001.  No impairment losses were recorded against goodwill of $3,579 upon the initial adoption of SFAS No. 142.

Had amortization expense been discontinued during the first quarter of the year ended December 31, 2001 (instead of the first quarter of the year ended December 31, 2002 pursuant to SFAS No. 142), the Company’s loss from continuing operations for the year ended December 31, 2001 would have been decreased $1,060 (or $0.10 per common share) and net income for the year ended December 31, 2001 would have been increased $1,775 (or $0.17 per common share).

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

The Company complies with SFAS No. 128, “Earnings Per Share,” which requires dual presentation of basic and diluted earnings per share.  Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the year.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the entity.

As the Company had a net loss from continuing operations for the years ended December 31, 2002 and 2001, diluted earnings per share equals basic earnings per share as potentially dilutive common stock equivalents, including unexercised warrants and options to purchase approximately 6,024 and 8,136 shares of the Company’s Common Stock as of December 31, 2002 and 2001, respectively, are antidilutive.  The average market price per share of the Company’s Common Stock for the years ended December 31, 2002 and 2001 was $0.10 and $0.07, respectively.  If the Company would have had income from continuing operations for the years ended December 31, 2002 and 2001, the denominator (weighted average common shares outstanding) in the diluted earnings per share calculation would have increased, through application of the treasury stock method, for each class of option or warrant for which the average market price per share of the Company’s Common Stock exceeded the Common Stock equivalents’ exercise price.

Income Taxes - The Company complies with SFAS No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax income assets to the amount expected to be realized.

Casino Revenue - Casino revenue is the net win from gaming activities, which is the difference between gaming wagers and the amount paid out to patrons, plus revenue generated from ancillary services, including sales of food, beverage, cigarettes, and casino logo merchandise, which represent less than two percent of total revenues.

Promotional Allowances - Promotional allowances primarily consist of food and beverages furnished gratuitously to customers.  For the years ended December 31, 2002 and 2001, revenues do not include the retail amount of food and beverage of $945 and $502, respectively, provided gratuitously to customers.  The cost of these items of  $343 and $349, respectively, is included in cost of revenues.

Fair Value of Financial Instruments - The fair values of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” approximate their carrying amounts presented in the accompanying consolidated balance sheet at December 31, 2002.

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

Stock-based compensation - The Company accounts for its stock-based compensation arrangements under the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations, including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation”, rather than the alternative fair value accounting allowed by SFAS No. 123, “Accounting for Stock-Based Compensation” (see Note 10).

New Accounting Pronouncements - During 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for the Impairment or Disposal of Long-Lived Assets” and No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”.

SFAS No. 146, which is not effective until the year ending December 31, 2003, addresses financial accounting and reporting for costs associated with exit or disposal activities.  The Company does not believe that SFAS No. 146 will have a significant impact on its consolidated financial position, results of operations or cash flows.

SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company’s management currently does not plan to transition to the fair value method of accounting for employee stock options.  Accordingly, the Company’s management does not believe that portion of SFAS No. 148 will impact the Company.  However, the Company has provided the required disclosures (see Note 10).

During 2001, the FASB issued SFAS Nos. 141, “Business Combinations”; 142, “Goodwill and Other Intangibles” and 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  Neither SFAS Nos. 141 nor 142 had a significant impact on the Company’s consolidated financial position, results of operations or cash flows (see goodwill policy for further discussion of SFAS No. 142 implementation).  SFAS No. 144 established a single model, based upon the framework established in SFAS No. 121 “Accounting for the Impairment or Disposal of Long-Lived Assets to be Disposed of”, for long-lived assets to be disposed of by sale and to address significant implementation issues.   In light of its December 2001 sale of CDZ, the Company elected early adoption of this standard.  Accordingly, the Company has presented the operations of its Spanish casino as discontinued operations for the year ended December 31, 2001.

NOTE 3 - Property and Equipment

At December 31, 2002, property and equipment consists of the following:

Land	$1,417
Building and improvements	2,768
Gaming equipment	1,626
Furniture, fixtures and other equipment	2,687
Construction in progress	48
8,546
Less accumulated depreciation and amortization	(2,508)

$6,038

NOTE 4 - Long-Term Debt

At December 31, 2002, long-term debt consists of the following:

12% Senior Secured Promissory Notes(a)(d)	$17,000
12% Senior Secured Note(b)(d)	3,000
Znojmo casino building acquisition loan(c)	1,464
21,464
Less unamortized debt discount	(1,946)
$19,518

(a)

In March 1998, the Company borrowed $17,000 ($9,000 from Value Partners, Ltd. – “Value Partners”) in a private placement (“March 1998 Private Placement”).  The loan is represented by 12% Senior Secured Notes (“the March 1998 Senior Notes”) issued pursuant to indentures by and among the Company and an independent indenture trustee.  The March 1998 Senior Notes, which are due March 2005, carry a default interest rate of 17% on any due but unpaid interest installments and require mandatory prepayments based upon excess cash flows generated from the Company’s Czech subsidiary 21st Century Resorts a.s. (“Resorts”).  The March 1998 Senior Notes are collateralized by substantially all of Resort’s gaming equipment and a majority interest in the capital stock of all of the Company’s subsidiaries.  In addition to the March 1998 Senior Notes, each investor received a proportionate share of warrants to purchase 7,087 shares of the Company’s Common Stock at an exercise price of $0.01 per share, expiring March 31, 2005

Of the $17,000 principal amount of notes and warrants issued in the March 1998 Private Placement, the Company allocated approximately $4,700 (computed using the Black-Scholes valuation model, assuming a risk-free rate of five percent, a seven to 10 year maturity, no expected dividends, and a volatility of 275%) as the estimated value of the warrants issued with the notes.  This amount is being amortized as additional interest expense with a corresponding increase to notes payable over the lives of the respective notes using the effective interest method until such notes are repaid.  At December 31, 2002, approximately $3,029 has been amortized and the remaining balance of approximately $1,671 at December 31, 2002 is reflected as a reduction of notes payable.

See Notes 1 and 12 regarding exchange initiative.

(b)

In October 1999, the Company borrowed $3,000 ($2,700 from Value Partners) in a private placement (“October 1999 Private Placement”).  The loan is represented by 12% Senior Secured Notes (“October 1999 Senior Notes”) issued pursuant to indentures by and among the Company and an independent indenture trustee.  The October 1999 Senior Notes, which are due March 2005, require mandatory prepayments based upon excess cash flows generated from Resorts.  The October 1999 Senior notes are collateralized by primarily all of Resort’s gaming equipment and a majority interest in the capital stock of all of the Company’s subsidiaries.  In addition to the October 1999 Senior Notes, each investor received a proportionate share of warrants to purchase 1,251 shares of the Company’s Common Stock at an exercise price of $0.01 per share, expiring March 31, 2008.

Of the $3,000 principal amount of notes and warrants issued in the October 1999 Private Placement, the Company allocated approximately $625 (computed using the Black-Scholes valuation model, assuming a risk-free rate of five percent, a five to 10 year maturity, no expected dividends, and a volatility of 154%) as the estimated value of the warrants issued with the notes.  This amount is being amortized as additional interest expense with a corresponding increase to notes payable over the lives of the respective notes using the effective interest method until such notes are repaid.  At December 31, 2002, approximately $350 has been amortized and the remaining balance of approximately $275 at December 31, 2002 is reflected as a reduction of notes payable.

See Notes 1 and 12 regarding exchange initiative.

(c)

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

(d)

The Company was not in compliance with certain covenants (nonpayment of interest – see Notes 1 and 12) of its long-term debt obligations.  In February 2003, the Company received waivers on the defaults from the holder of the majority interest of those debt instruments (Value Partners)  (See Note 12).

Principal payments due on long-term debt are as follows:

Year ending December 31,
2003	$366
2004	366
2005	20,366
2006	366

$21,464

NOTE 5 - Accrued Expenses and Other Current Liabilities

At December 31, 2002, accrued expenses and other current liabilities consist of the following:

Accrued Czech gaming and charity taxes	$1,552
Accrued compensation	842
Accrued other Czech taxes and related charges	373
Other	431

$3,198

NOTE 6 - Commitments and Contingencies

Lease Obligations - The Company is obligated under operating leases relative to its various facilities expiring through 2010.  Future aggregate minimum annual rental payments under all of these leases for the next five years are as follows:

Year ending December 31,
2003	$196
2004	98
2005	78
2006	20
2007	20

Rent expense under these leases (including Znojmo’s building lease, which was bought out by the Company in March 2002) amounted to approximately $144 and $437 for the years ended December 31, 2002 and 2001, respectively.

The Company is also obligated under operating leases relative to slot equipment.  Future rental payments under these leases are entirely revenue based.

Employment Agreements - The Company has entered into employment agreements with certain of its executives, which provide for annual compensation plus, in most cases, participation in future benefit programs and stock options plans.  As of December 31, 2002, future annual compensation under these employment agreements is as follows:

Year ending December 31,
2003	$530
2004	530
2005	200

Consulting Agreements - The Company has entered into consulting agreements in Czech Republic until 2005.  Future annual payments under these consulting contracts are $27 for each of the next three years.

401 (k) and profit sharing plan - The Company maintains a contributory 401(k) plan and a profit sharing plan.  These plans are for the benefit of all eligible employees, who may have up to 15% of their salary withheld, not to exceed $11 (in the year ended December 31, 2002).  The Company is required to make a matching contribution based on a portion of salary withheld.  The Company made 401(k) plan contributions of $13 in 2002 and $11 in 2001.

Foreign activities - During the years ended December 31, 2002 and 2001, the Company’s operations were entirely outside of the United States.  Operating internationally involves additional risks relating to such things as currency exchange rates, different legal and regulatory environments, political and economic risks relating to the stability or predictability of foreign governments, differences in the manner in which different cultures do business, difficulties in staffing and managing foreign operations, differences in financial reporting, operating difficulties, different types of criminal threats and other factors.  The occurrence of any of these risks, if severe enough, could have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

Litigations (former President and Chief Operating Officer) - Since October 2000, the Company and its former President and Chief Operating Officer had been involved in certain legal proceedings in

U.S. and Spanish courts.  In February 2003, the Company and its former President and Chief Operating Officer executed a two-part settlement agreement in regards to these matters (See Note 12.)

Litigation (Choice Capital Corporation) - In October 2001, the Company filed a “Complaint for Damages” against Choice Capital Corporation, a/k/a Choice International Corporation (“Choice”) and Jude Onukuwa in the Superior Court of Fulton County, Georgia.  The Company seeks to recover payments made to Choice in connection with a financing deal that never closed.  In addition, the Company seeks to recover interest and attorney fees.  In November 2001, Choice answered the complaint and included a counterclaim against the Company, which seeks damages of $1,200 for lost commissions related to the unconsummated deal.  In March 2003, the Company’s motion to compel discovery was granted.  The Company believes, based on the advice of counsel, that it has a reasonable expectation to recover certain payments (plus interest) that lie at the heart of the litigation.  Further, the Company believes, based on the advice of counsel, Choice’s counterclaim is without merit.  Accordingly, no provision for liability to the Company that may result upon adjudication has been made in the accompanying consolidated financial statements.

Other litigation - The Company is not currently involved in any other material legal proceeding nor was it involved in any other material litigation during the year ended December 31, 2002.

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

In June 2002, the financial authority of Domazlice, Czech Republic (the “Czech Tax Authority”) commenced an audit of the income tax filings of the Company’s Czech subsidiaries for the years ended December 31, 1999 and 2000.  As a result of the audit, the Company is subject to a tax liability of $238 and potential penalties and interest amounting to $270.  In recognition of the ambiguity of the tax laws that resulted in incorrect filings, the Czech Tax Authority has responded favorably in preliminary discussions regarding the possibility of waiver of the penalties and interest.  The Company has accrued the full tax liability plus a provision equal to 50% of the potential penalty and interest charges in its consolidated financial statements for the year ended December 31, 2002 as well as an accrual related to an, as yet, unaudited period in the year ended December 31, 2001, for which the Company faces additional potential tax liabilities.  Clarifications by the Czech Tax Authority with regard to the statutory tax treatment of certain sources of revenue have resulted in adjustments in the tax treatment of these items by the Company, which eliminated potential additional exposure in these areas beyond June 2001.

NOTE 7 - Stockholders’ Deficit

In conjunction with the Company’s 2002 Annual Meeting, which was held in July 2002, the shareholders approved an amendment to the Company’s Articles of Incorporation, as amended, that increased the number of authorized shares of capital stock of the Company from 52,000 to 104,000, of which 4,000 shares, each having a par value of $.001 per share, were designated “preferred stock”, and 100,000 shares, each having a par value of $.001 per share, were designated “Common Stock”.

In March 2002, the Company consummated an exchange agreement with the holders of $4,800 of debt (including $3,000 from Value Partners), whereby this debt, together with $1,902 of accrued and unpaid interest, was exchanged for approximately 37,233 shares of the Company’s Common Stock at a conversion price of $0.18 per share, the approximate fair value of the Company’s Common Stock as of the date of the Exchange Agreement.  With this transaction and the February 2001 warrant exercise (discussed below), Value Partners owns approximately 58% of the Company’s Common Stock.

In May 2002, the holders of $0.01 Warrants Series D exercised an aggregate of 2,052 warrants to purchase shares of the Company’s Common Stock.  In July 2002, the Company’s Managing Director of Casino Operations exercised a portion of his exercisable options and purchased 20 shares of the Company’s Common Stock at the exercise price of $0.04 per share.

In February 2001, Value Partners exercised warrants to purchase 5,658 shares of the Company’s Common Stock at $0.01 per share.

NOTE 8 - Other Consolidated Balance Sheet Items

Other Assets - Included in other assets at December 31, 2002 are approximately $747 in restricted deposits relating to Czech license bond requirement and other items aggregating $588.

Short-term Debt - At December 31, 2002, short-term debt consisted exclusively of $249  related to a short-term promissory note (including accrued interest of $33) associated with outstanding legal fees from the year ended December 31, 2000 owed by the Company.  The note, which bears interest at a rate of 7% per annum, matured on January 1, 2003 and was extended through January 1, 2004 in the principal amount of $249 at an interest rate of 7% per annum.  Under the terms of the note, the Company must keep any future activity of its account in good standing, which it has done.

NOTE 9 - Income Taxes

At December 31, 2002, the Company had U.S. and foreign net operating loss carry forwards (“NOL’s”) of approximately $29,888 and $2,108, respectively, available to offset certain future taxes payable.  However, based on limited analysis, the February 2001 warrant exercise (see Note 7) or earlier events may have triggered significant limitations of preexisting U.S. NOL’s, pursuant to Internal Revenue Code Section 382, to the extent that substantially all of the Company’s existing U.S. NOL’s prior to February 2001, aggregating approximately $20,606, may be significantly limited.  The U.S. NOL’s generated subsequent to February 2001, aggregating approximately $9,282 resulted in an estimated $3,156 deferred tax asset at December 31, 2002 and the foreign NOL resulted in an estimated $664 deferred tax asset at December 31, 2002.  A full valuation allowance has been established for these deferred tax assets since its realization is considered unlikely.

The U.S. NOL’s expire between 2009 and 2022.  The foreign NOL’s expire between 2003 and 2009.  The following table presents the U. S. and foreign components of pretax loss from continuing operations before income taxes for the years ended December 31, 2002 and 2001:

	2002	2001

U.S.	$(5,714)	$(6,180)
Foreign	2,439	1,542

	$(3,275)	$(4,638)

The following table presents the principal reasons for the differences between the effective tax rate and the U.S. federal statutory income tax rate attributable to continuing operations for the years ended December 31, 2002 and 2001:

	2002	2001

U.S federal statutory income tax rate	(34)%	(34)%
Effect of differences in foreign tax rates	(21)	(19)
Effect of non-deductibility of goodwill amortization		8
Effect of NOL
Valuation allowances	60	45

	5%	—%

NOTE 10 - Warrants and Stock Options

Warrants

For the years ended December 31, 2002 and 2001, warrant activity is as follows:

Price per Share	Balance, January 1, 2001	Exercised 2001	Expired 2001	Balance, December 31, 2001	Exercised 2002	Balance, December 31, 2002

$1.50	3,200			3,200		3,200
1.00	960			960		960
0.59	250		(250)	—		—
0.01	8,848	(5,657)		3,190	(2,052)	1,138

	13,258	(5,657)	(250)	7,350	(2,052)	5,298

All warrants outstanding at December 31, 2002 are exercisable.

Stock Option Plans

The Company has incentive and non-statutory stock option plans under which certain key employees may purchase up to a total of 2 common shares of the Company.  Under the incentive stock option plan, the exercise price can not be less than the fair market value of a share on the date of grant or at 110 percent of the fair market value on the date of grant, if, any employee owns more than 10 percent of the total combined voting power of all classes of outstanding stock of the Company.  In addition, the incentive stock option plan provided for automatic grant of an option to purchase 2 shares of Common Stock to non-employee directors on a quarterly basis.  In the case of a non-statutory stock option, the exercise price may be any amount determined by the Board on the date of grant, but not less than the par value of the stock subject to the option.

During 1999, in light of diminishing shares remaining available for grant to non-employee directors, the Company’s Board of Directors and the stockholders approved the 1999 Non-Employee Director Stock Option Plan (the “1999 Plan”), which was amended in July 2000.  Under the 1999 Plan, an aggregate of 250 shares of the Company’s Common Stock were reserved for issuance pursuant to options issued pursuant to the 1999 Plan.  The 1999 Plan provides for an automatic grant of an option to purchase 2 shares of Common Stock to non-employee directors on a quarterly basis through the second quarter of 2000 and 2.5 shares of Common Stock on a quarterly basis thereafter.  Under the 1999 Plan, the exercise price shall equal the fair market value of the Company’s Common Stock on the date of grant.  Options issued under the 1999 Plan shall be immediately exercisable over 10 years.

The activity in the stock option plans is as follows:

	Options	Range	Average

Balance outstanding, January 1, 2001	549	$0.17-9.00	$0.69

Granted	250	0.03-0.61	0.27

Expired	(13)	9.00	9.00

Exercised	0.0	0.0	0.0

Balance outstanding, December 31, 2001	786	$0.03-2.00	$0.44

Granted	230	0.05-0.15	0.06

Expired	(270)	0.04-2.00	0.46

Exercised	(20)	0.04	0.04

Balance outstanding, December 31, 2002	726	$0.03-0.83	$0.33

Exercisable, December 31, 2002	726	$0.03-0.83	$0.33

The option price per share was equal to or above the market value of the underlying stock on the date of grant.  Options generally expire between five and 10 years after the date of grant or earlier upon termination, as defined in the plans.

Further information about the Company’s outstanding stock options at December 31, 2002 is as follows:

Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price

$0.01 to $0.20	347	9.13	$0.08
$0.21 to $0.40	55	6.78	$0.27
$0.41 to $.060	8	6.63	$0.49
$0.61 to $0.80	310	3.82	$0.61
$0.81 to $0.83	6	6.75	$0.83

	726	6.64	$0.33

The Company complies with the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”

The Company applies APB No. 25 and related interpretations in accounting for its stock option plans and, accordingly, no compensation cost has been recognized because stock options granted under the plans were at exercise prices which were equal to or above the market value of the underlying stock at date of grant.  Had compensation expenses been determined as provided by SFAS No. 123 using the Black-Scholes option-pricing model, the pro forma effect on the Company’s net income (loss) and per share amounts would have been:

	2002	2001

Net income/(loss)	$(3,275)	$2,446
Stock-based employee compensation expense included in net loss net of related tax effects	—	—
Stock-based employee compensation determined under the fair value based method, net of related tax effects	(14)	(66)

Pro forma	$(3,289)	$2,380

Income/(loss) per common share,basic and diluted
As reported	$(0.08)	$0.24
Pro forma	$(0.08)	$0.23

The fair value of each option grant is calculated using the following weighted average assumptions:

	2002	2001

Expected life (years)	10	5-10
Risk-free rate	4.6%	5.5%
Volatility	254%	172%
Dividend yield	0%	0%

NOTE 11 - Discontinued Operations

In December 2001, the Company sold its majority interest in CDZ (as of October 31, 2001) to an unrelated Spanish casino operator (the “Buyer”) for 11,119 Euros (including the Buyer’s assumption of CDZ’s liabilities of 7,505 Euros).  Of the gross sales amount, 1,955 Euros (or approximately $1,736 using the exchange rate in effect at the time of the sale) was received directly by the Company (reduced by approximately $481 of closing costs, paid prior to 2001, during 2001, and during 2002) and 1,659 Euros (or approximately $1,473 using the exchange rate in effect at the time of the sale) were paid by the Buyer directly to CDZ on behalf of the Company to offset the Company’s existing liability to CDZ.  The $7,084 net gain from discontinued operations, as reported in the accompanying consolidated statements of operations, is comprised of a $1,456 loss from 2001 operations and a $8,540 gain on sale (including $1,807 of previously unrealized foreign currency translation adjustments).

Summary operating results of discontinued operations for the year ended December 31, 2001 are as follows:

Revenues	$2,622

Costs and expenses
Cost of revenues	2,353
Depreciation and amortization	715
Selling general and administrative and other	1,010

4,078

Net loss	$(1,456)

At October 31, 2001, CDZ’s balance sheet was comprised primarily of the following:

Current assets	$1,813
Non-current assets, including goodwill of $2,831	$3,192

Current liabilities	$4,218
Non-current liabilities	$4,792

The gain on the sale of CDZ is computed as follows:

Gross sales proceeds (received by the Company)	$1,736
Less: transaction costs	(481)

1,255

Gross sales proceeds (paid to CDZ on the Company’s behalf)	1,473

2,728

Basis	(4,005)
Foreign currency translation adjustment	(1,807)

Gain	$8,540

NOTE 12- Subsequent Events

In January 2003, the Company signed a memorandum of understanding regarding an approximately 6,500 square foot space that the Company intends to lease in a designer outlet mall that is currently under construction on a plot of land adjacent to the Company’s Znojmo Casino.  The Company plans to open a slot room and bar, which will have a Hollywood theme, in this space.  The mall is scheduled to open in the fall of 2003.

In February 2003, the Company received waivers on payment of interest-related defaults through January 1, 2004.  The terms of the waivers require the payment of all defaulted interest payments plus all accrued and unpaid interest thereon within ten business days of (i) the Company’s receipt of $6,000 or more from any borrowing or sale of equity; (ii) the commencement of a voluntary or involuntary insolvency proceeding against the Company or (iii) the payment of interest to another Noteholder.  In the event that the Company obtains funds in excess of $6,000 on or before September 17, 2003, the accrued unpaid interest due as of September 17, 2003 shall be due on September 17, 2003.

As a result of the receipt of waivers, the Company has classified all interest payable related to the March 1998 Senior Notes and the October 1999 Senior Notes aggregating $6,482 as long-term on the accompanying December 31, 2002 consolidated balance sheet.

In March 2003, the Company filed pre-effective amendment No. 3 to Form S-4 registration statement under the Securities Act of 1933.  Through this prospectus, the Company seeks to exchange either 22,640 shares of Common Stock or $1,000 principal amount variable rate promissory notes due 2010 for each $1,000 principal amount of the Company’s 12% Senior Secured Notes due March 17, 2005.  In addition, pursuant to the Exchange Agreement, certain tendering noteholders would receive an 8% promissory note due 2006 for interest accrued through September 17, 2001.

In February 2003, the Company executed a two-part settlement agreement with its former President and Chief Operating Officer.  Pursuant to the two-part settlement agreement in exchange for cash payments that will continue through 2004 but which will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows, the former President and Chief Operating Officer agreed to discontinue all litigation brought against the Company, including litigation concerning CDZ, and to return the share of CDZ stock to the Company.  The Company likewise discontinued its lawsuit against him.

REPORT OF INDEPENDENT AUDITORS

Board of Directors

Casino de Zaragoza, S.A.

We have audited the accompanying consolidated balance sheets of CASINO DE ZARAGOZA, S.A. AND SUBSIDIARIES as of October 31, 2001, and the related consolidated statements of operations, shareholders’ equity and cash flows for the ten month period then ended. These financial statements are the responsibility of Casino de Zaragoza, S.A.’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Casino de Zaragoza, S.A. and Subsidiaries as of October 31, 2001, and the consolidated results of its operations and its cash flows for ten month period then ended in conformity with generally accepted accounting principles in the United States of America.

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
/s/ Juan Pedro Gómez Quiroga

Zaragoza, Spain
March 26, 2002

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 9.  Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the Exchange Act.

The following table provides information as of March 20, 2003 with respect to each of the Company’s directors and each Executive Officer:

Name	Age	Position in the Company	Director or Executive Since
Rami S. Ramadan	53	CEO, CFO, President and Director	1999
Julio E. Heurtematte, Jr(1)	67	Director	1998
Malcolm M.B. Sterrett(1)	60	Director	1998
Geoffrey B. Baker(1)(2)	53	Director	1999

(1)	Member of Audit Committee and Compensation Committee.
(2)	Mr. Baker, who was appointed to a fill a vacancy on the Board of Directors on December 22, 1998, resigned from his position on May 13, 1999 and rejoined the Board on August 4, 1999.

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

Geoffrey B. Baker.   Mr. Baker is a private investor.  From 1983 to the present, Mr. Baker has been a member of the private investment firm, Baker & Donaldson.  From 1977 to 1982, he was Legislative Director to U. S. Senator Lowell P. Weicker, Jr., and from 1975 to 1977 he served on the Senate Committee on Commerce as a minority staff member for surface transportation.

Information about the Board and its Committees:

The Company’s Board of Directors manages the business and affairs of the Company. Meetings of the Board are held quarterly and on an as-needed basis. The Board has established several committees, described below, which also meet on an as-required basis during the year. The Board held six meetings and acted by consent through weekly conference calls conducted during the Company’s fiscal year ended December 31, 2002. No director of the Company attended fewer than 75% of the total number of meetings of the Board or meetings of committees of the Board during the year ended December 31, 2002.

The Board of Directors has established the following committees:

Audit Committee

The Audit Committee reviews and approves internal accounting controls, internal audit operations and activities, the Company’s annual report and audited financial statements, the selection of the Company’s independent auditors, the activities and recommendations of the Company’s independent auditors, material changes in the Company’s accounting procedures, the Company’s policies regarding conflicts of interest and such other matters as may be delegated by the Board. The Audit Committee, composed of Messrs. Baker, Heurtematte and Sterrett, all non-employee directors, met once and acted by consent through four conference calls in 2002.

Compensation Committee

The Compensation Committee sets the compensation for executive officers of the Company and sets the terms of grants of awards under the Company’s 1993 Incentive Stock Option Plan (the “1993 Plan”), the Company’s 1998 Stock Option Plan (the “1998 Plan”), the 1999 Non-Employee Director Stock Option Plan and any other equity-based compensation plans adopted by the Company. The Compensation Committee, composed of Messrs. Baker, Heurtematte and Sterrett, met twice in 2002 and acted by consent through one conference call in 2002.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers, directors and persons who own more than 10% of the Company’s Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”) and the National Association of Securities Dealers, Inc. by certain dates. The Company’s directors and executive officers satisfied these filing requirements for the fiscal year ended December 31, 2002.  On February 23, 2001, Value Partners, the Company’s majority bondholder, converted 5,657,453 of $0.01 warrants it held, and on May 20, 2002, it received an additional 23,270,833 shares as part of its participation in the LA Bond Exchange.  With this conversion, Value Partners holds a controlling 57.5% of the Company’s issued and outstanding Common Stock.  At December 31, 2002, Value Partners owned 66.6% of the Company’s existing long-term debt and owned 2,600,000 warrants which, upon exercise, would result in Value Partner’s beneficial ownership of Common Stock equaling 59.6% of the Company’s issued and outstanding shares of Common Stock,

On May 20, 2002, Anasazi Partners, a limited partnership, was also issued 9,696,389 shares as part of its participation in the LA Bond Exchange.  With this conversion, Anasazi Partners holds a 19.8% of the Company’s issued and outstanding Common Stock.  At December 31, 2002, Anasazi Partners owns 1,083,333 warrants, which, upon exercise would result in Anasazi Partners’ beneficial ownership of Common Stock equaling 21.5% of the Company’s issued and outstanding shares of Common Stock.

Mr. Christopher P. Baker, by virtue of his position as general partner of Anasazi Partners, effectively controls Anasazi Partners’ beneficial ownership of 21.5% of the Company’s issued and outstanding shares of Common Stock.  In addition, Mr. Baker owns: 2,988,481 shares of Common Stock; 10,000 shares of Common Stock held by C.P. Baker LLC of which he is President; 994,473 shares of Common Stock held by CP Baker Venture Fund I, of which Mr. Baker is the President; warrants to purchase 43,333 shares of Common Stock; and, warrants to purchase 86,667 shares of Common Stock, of which CP Baker Venture Fund I is the record holder.  Upon exercise of these said warrants and the exercise of all warrants held by Anasazi Partners, Mr. Baker would beneficially own 29.4% of the Company’s issued and outstanding shares of Common Stock.  Mr. Baker’s wife, Adrienne Baker, holds 442,534 shares of Common Stock.  Mr. Baker disclaims beneficial ownership of such shares.

The Company knows of no other person who owns 10% or more of the Company’s Common Stock.

Item 10.            Executive Compensation.

                           Summary of Cash and Certain Other Compensation:

The following table sets forth the cash and non-cash compensation earned during the fiscal years ending December 31, 2002, 2001, 2000, and 1999 by the Chief Executive Officer(s) and Chief Financial Officer of the Company (the “Named Officers”) during those periods.

Summary Compensation Table

	Annual Compensation					Long Term Compensation
	Year	Salary	Bonus(2)	Other Annual Compensation	Stock Options(3)	All Other Compensation (4)
Rami Ramadan(1)	2002	$350,000	$126,000	$—	150,000	$5,616
President, CEO and CFO	2001	300,000	39,900	—	100,000	5,556
	2000	300,000	—	—	100,000	5,450
	1999	150,000	—	—	100,000	2,200

(1)

Mr. Ramadan joined the Company as its CEO and CFO, July 12, 1999.  He was elected the Company’s President in August 2000.  On July 12, 2002, Mr. Ramadan’s employment agreement was renewed with amendments for an additional three years.

(2)	2002 estimated bonus has been accrued but not yet paid.

(3)

Amounts in year 1999 through 2001 represent the number of qualified stock options granted each year.  These options listed are exercisable, and the option price per share was set forth in Mr. Ramadan’s employment contract (See: Employment/Severance Agreements.) As part of his employment agreement renewal in 2002, the number of options to be granted was increased to 150,000 per year for the duration of his three-year agreement.  The options are exercisable at a per share price equal to the fair market value of such share, as determined by the average of the bid and ask price of such share at the close of the market on the date of the grant.

(4)	The amounts shown represent the cost of a leased automobile provided to Mr. Ramadan for each year indicated.

Option Grants and Exercises

The following table summarizes certain information concerning individual grants of options during fiscal 2002 to the executive officer named in the Summary Compensation Table above and the potential realizable value of the options held by such person at December 31, 2002.

Options Granted in Fiscal 2002
Individual Grants

	Shares of Common Stock Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year	Exercise of Base Price ($/SH)	Expiration Date

Rami S. Ramadan	150,000	65%	$0.05	07/12/12

No options were exercised by the executive officer named in the Summary Compensation Table during fiscal 2002.

The following table summarizes the option values held by the executive officer named in the Summary Compensation Table as of December 31, 2002.

Aggregate Option Exercises in Fiscal 2002 and
Fiscal 2002 Year-End Option Value Table

Name	No. of Shares Acquired on Exercise	Value Realized Upon Exercise	Number of Unexercised Options At December 31, 2002		Value of Unexercised in the Money Options at December 31, 2002
			Exercisable	Unexercisable	Exercisable	Unexercisable

Rami S. Ramadan	—	$—	450,000	—	$15,000	$—

Directors’ Compensation

As of July 2000, non-employee directors receive a cash retainer fee of $2,500 per quarter, plus $1,000 per Board meeting and $750 per Committee meeting.  All members of the Board are reimbursed for out-of-pocket expenses in connection with attending Board meetings.  Pursuant to the 1999 Non-Employee Director Stock Option Plan adopted at the 1999 Annual Meeting and amended by the Board in July 2000, each non-employee director is provided with an automatic grant of a non-qualified option to purchase 2,500 shares of Common Stock on the date following each fiscal quarter in which the director serves. Each such option (i) has a 10-year term, (ii) has an exercise price per share equal to 100% of the fair market value of one share of Common Stock on the date of grant, and (iii) becomes fully exercisable on the date of grant.

Employment/Severance Agreements

Rami S. Ramadan. Effective July 12, 2002, the Company entered into a renewal of a three year employment agreement with Mr. Ramadan pursuant to which he will continue to serve as the Company’s CEO, CFO and President at an annual salary of $400,000. Mr. Ramadan is eligible to participate in the 1998 Plan, Executive Compensation Plan and any present or future employee benefit plans. He also will be reimbursed for reasonable travel and out-of-pocket expenses necessarily incurred in the performance of his duties. Mr. Ramadan will also receive three separate equal annual installments of options to acquire the Company’s Common Stock, each of which shall have a 10-year term commencing upon the date on which each installment is granted. Upon commencement of the renewal agreement, Mr. Ramadan received 150,000 options exercisable at a per share price equal to the fair market value of such share, as determined by the average of the bid and ask price of such share at the close of the market on the date of the grant.  In the event the employment agreement is terminated other than for cause, as defined in the agreement, Mr. Ramadan will receive two years’ salary.  In addition, upon the expiration of the employment agreement, if TWC elects not to renew Mr. Ramadan’s employment, TWC shall continue to pay to him his base salary and his medical insurance benefits then in effect in semi-monthly increments until the date of the earlier of the commencement of his full time employment with another employer, or the first anniversary date of the expiration date of the employment agreement.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information regarding the beneficial ownership of the Common Stock as of March 20, 2003 (the “Calculation Date”), unless otherwise noted, (a) by each shareholder who is known by the Company to own beneficially more than 5.0% of the outstanding Common Stock, (b) by each director, (c) by each executive officer named in the Summary Compensation Table above and by all executive officers and directors as a group. Unless otherwise noted, each of the shareholders listed in the table or included within a group listed in the table possesses sole voting and investment power with respect to the shares indicated, subject to community property laws where applicable. The business address for each director and officer of the Company is 545 Fifth Avenue, Suite 940, New York, New York 10017.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned(1)	Percentage of Ownership(1)

Value Partners, Ltd.(2)	31,528,286	59.6%
Anasazi Partners Limited Partnership(3)	11,048,722	21.5%
Christopher P. Baker(4)	15,171,676	29.47%
Rami S. Ramadan(5)	450,000	*
Julio E. Heurtematte, Jr.(6)	81,691	*
Malcolm M.B. Sterrett(7)	81,691	*
Geoffrey B. Baker(8)	77,691	*
All directors and the executive officer as a group (4 persons)(9)	691,073	1.4%

*      Less than 1%.

(1)          The percentage of outstanding shares is based on 50,328,175 shares outstanding as of March 20, 2003 and, for certain individuals and entities, on reports filed with the SEC or on information provided directly to the Company by such individuals or entities. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from March 20, 2003 upon the exercise of options or warrants. Each beneficial owner’s percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) are exercisable within 60 days from March 20, 2003 have been exercised. Included are shares of Common Stock issuable upon the exercise of options or warrants to purchase the Company’s Common Stock.

(2)          Value Partners, Ltd. is a Texas limited partnership, whose business address is 4514 Cole Avenue, Suite 808, Dallas, Texas 75205. Includes 28,928,286 shares of Common Stock; warrants to purchase: 600,000 shares of Common Stock at an exercise price of $1.00, expiring December 31, 2005 and 2,000,000 shares of Common Stock at an exercise price of $1.50 per share, expiring December 31, 2005.

(3)          Anasazi Partners, Ltd. is a Massachusetts limited partnership whose business address is 303 Congress Street, Suite 301, Boston, Massachusetts 02210. Includes 9,965,389 shares of Common Stock; warrants to purchase 250,000 shares of Common Stock at an exercise price of $1.00 per share, expiring December 31, 2005; and warrants to purchase 833,333 shares of Common Stock at an exercise price of $1.50 per share, expiring December 31, 2005.

(4)          The business address for Christopher P. Baker is 303 Congress Street, Suite 301, Boston, Massachusetts 02210. Includes: 2,988,481 shares of Common Stock of which Mr. Christopher P. Baker, President of C.P. Baker &

Co., is the record holder; 10,000 shares of Common Stock held by Baker LLC, of which Christopher P. Baker is the President; 994,473 shares of Common Stock held by CP Baker Venture Fund I, of which Christopher P. Baker is the President; 9,965,389 shares of Common Stock held by Anasazi Partners, Ltd, of which Christopher P. Baker is a general partner; warrants to purchase 250,000 shares of Common Stock at an exercise price of $1.00 per share, expiring December 31, 2005 held by Anasazi Partners, Ltd; warrants to purchase 833,333 shares of Common Stock at an exercise price of $1.50 per share, expiring December 31, 2005, held by Anasazi Partners, Ltd.; warrants to purchase 10,000 shares of Common Stock at an exercise price of $1.00, expiring December 31, 2005; warrants to purchase 33,333 shares of Common Stock at an exercise price of $1.50, expiring on December 31, 2005; warrants to purchase 20,000 shares of Common Stock at an exercise price of $1.00, expiring on December 31, 2005; warrants to purchase 66,667 shares of Common Stock at an exercise price of $1.50, expiring on December 31, 2005; and, excludes 442,534 shares of Common Stock held by Adrienne Baker, Mr. Baker’s spouse, the beneficial ownership thereof is disclaimed by Mr. Baker.

(5)          Consists of shares subject to incentive options granted to Mr. Ramadan on July 12, 1999, 2000, 2001 and 2002, all of which were fully vested on the date of grant.

(6)          Includes warrants to purchase 41,691 shares of Common Stock at an exercise price of $.01 per share expiring March 31, 2008; 1,000 shares of Common Stock subject to non-qualified options granted to Mr. Heurtematte under the 1998 Incentive Stock Option Plan at the end of each calendar quarter ended June 30, 1998 through December 31, 1998 and 2,000 shares of Common Stock subject to non-qualified options granted under the 1999 Non-Employee Director Stock Option Plan at the end of each calendar quarter ended March 31, 1999 through June 30, 2000, and 2,500 shares of Common Stock subject to non-qualified options granted under the 1999 Director Plan at the end of each calendar quarter ended September 30, 2000 through December 31, 2002, all of which were fully vested on the dates of grant.   Mr. Heurtematte is also the owner of Senior Notes having a principal balance of $100,000.

(7)          Includes warrants to purchase 41,691 shares of Common Stock at an exercise price of $.01 per share expiring March 31, 2008; 1,000 shares of Common Stock subject to non-qualified options granted to Mr. Sterrett under the 1998 Plan at the end of each calendar quarter ended June 30, 1998 through December 31, 1998 and 2,000 shares of Common Stock, subject to non-qualified options, granted under the 1999 Director Plan at the end of each calendar quarter ended since March 31, 1999 through June 30, 2000, and 2,500 shares of Common Stock subject to non-qualified options granted under the 1999 Director Plan at the end of each calendar quarter ended September 30, 2000 through December 31, 2002, all of which were fully vested on the dates of grant.  Mr. Sterrett is also the owner of Senior Notes having a principal balance of $100,000.

(8)          Includes warrants to purchase 41,691 shares of Common Stock at an exercise price of $.01 per share expiring March 31, 2008; 1,000 shares of Common Stock subject to non-qualified options granted to Mr. Baker under the 1993 Incentive Stock Option Plan at December 31, 1998, 2,000 shares of Common Stock, subject to non-qualified options, granted under the 1999 Director Plan for the calendar quarter ended March 31, 1999 and 2,000 shares of Common Stock subject to non-qualified options granted under the 1999 Director Plan at the end of each quarter ended since September 31, 1999 through June 30, 2000, and 2,500 shares of Common Stock subject to non-qualified options granted under the 1999 Director Plan at the end of each calendar quarter ended September 30, 2000 through December 31, 2002, all of which were fully vested on the dates of grant.  Mr. Baker is also the owner of Senior Notes having a principal balance of $100,000 and has no relation to Mr. Christopher P. Baker.

(9)          See Notes (5), (6), (7) and (8) above.

Item 12.  Certain Relationships and Related Transactions.

On March 31, 1998, the Company, with the assistance of Libra, acting as placement agent, borrowed $17.0 million from 14 investors in the March 1998 Private Placement. The loan is represented by the Senior Notes issued pursuant to the Indentures by and among TWC, TWGI, TWGF and USTCT. The Indentures were amended on October 29, 1998 in connection with the restructuring of the Company’s ownership of Resorts as a result of the change in the Czech gaming law, which restricted foreign ownership of Czech casinos. The Amended Indentures, however, did not alter the underlying basis of the Senior Notes. The Senior Notes require mandatory prepayments based upon excess cash flow generated by TWGI from the operation of the Czech casinos acquired in the Resorts acquisition and bear interest at the rate of 12% per annum. The proceeds of the Senior Notes were used to pay the net acquisition costs of, and improvements to, Resorts totaling $12.6 million, to repay the First Amended Loan Agreement in the amount of $1.3 million, to cover costs and expenses of $1.4 million relating to the March 1998 Private Placement and to provide working capital of $1.7 million.

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

The Company was unable to fully meet its September 2000, March 2001, September 2001, March 2002, September 2002 and March 2003 interest payments related to the Senior Notes (see Note 4 of the notes to Consolidated Financial Statements). The Company has obtained waivers of past due and future default and forbearance from Value Partners, the majority holder of the Notes through January 1, 2004. The terms of these waivers require the payment of all defaulted interest payments plus all accrued and unpaid interest thereon within 10 business days following: the receipt by TWC or any subsidiary of $6.0 million or more from any borrowing or sale of equity, the payment of interest to another Noteholder, or the commencement of a voluntary or involuntary insolvency proceeding against the Company or any subsidiary Note issuer. Its other Noteholders have not taken any action, to date, to enforce the Indentures against the Company.

The Company has, from time to time, been in technical default of the Indentures and has relied upon the forbearance and waivers from a majority interest of the holders of the Notes, Value Partners. The Company has borrowed other amounts from Value Partners from time to time, including a short-term loan of $1.0 million in March 2001, (some of which have been in technical default for which forbearance or waivers have been granted) and may seek to borrow additional funds or obtain equity investments from Value Partners in the future. On February 23, 2001, Value Partners exercised warrants representing 5,657,453 shares of its Common Stock for the $0.01 exercise price. In May 2002, The Company issued 23,270,833 shares of its Common Stock to Value Partners in conjunction with the LA Bond Exchange transaction. With the exercise of those warrants, Value Partners holds, as of the date of this prospectus, a controlling 57.5% of its issued and outstanding Common Stock and owns warrants exercisable for 2,600,000 shares of Common Stock. Upon the exercise of such warrants, Value Partners’ holdings would equal approximately 59.6% of the issued and outstanding shares of its Common Stock. In addition to these holdings, Value Partners owns 66.6% of its long-term debt.

Item 13.  Exhibits and Reports on Form 8-K.

(a)           Exhibits

Reference is made to the Exhibit Index hereinafter contained.

A copy of any exhibits listed or referred to herein will be furnished at a reasonable cost to any person who was a shareholder of the Company as of March 20, 2003, upon written request from any such person. Requests should be sent to: Rami S. Ramadan, Chief Executive Officer, Trans World Corporation, 545 Fifth Avenue, Suite 940, New York, New York 10017.

(b)           Reports on Form 8-K

During the last quarter of the year ended December 31, 2002, the Company did not file a Periodic Report on Form 8-K with the SEC.

TRANS WORLD CORPORATION
EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED DECEMBER 31, 2002

Item No	Item	Method of Filing

3.1(a)	Articles of Incorporation	Incorporated by reference to Exhibit 3.1 contained in the registration statement on Form SB-2 (File No. 33-85446-A).

3.1(b)	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to Exhibit 3.1 contained in the Form 10-KSB for the fiscal year ended December 31, 2000 (File No. 0-25244)

3.2	Bylaws	Incorporated by reference to Exhibit 3.2 contained in the registration statement on Form SB-2 (File No. 33-85446-A).

4.1	Specimen Common Stock Certificate	Incorporated by reference to Exhibit 4.1 contained in the registration statement on Form SB-2 (File No. 33-85446-A).

4.2

Indenture dated March 31, 1998, as supplemented on October 29, 1998.  October 15, 1999 and September 10, 2001, among the registrant, TWC International  U.S. Corporation, TWC Finance Corp. and U.S. Trust Company of Texas, N.A.

Incorporated by reference to Exhibit 4(1) contained in the Form 8-K filed on April 14, 1998 (File No.0-25244). Each of the supplements is filed herewith.

4.3	Indenture dated March 31, 1998, as supplemented on October 29, 1998, October 15, 1999 and September 10, 2001, between TWC International U.S. Corporation and U.S. Trust Company of Texas, N.A.	Incorporated by reference to Exhibit 4(III) contained in the Form 8-K filed on April 14, 1998 (File No. 0-25244). Each of the supplements is filed herewith.

4.4	Series A Warrant to Purchase Common Stock dated March 31, 1998	Incorporated by reference to Exhibit 4(VI) contained in the Form 8-K filed on April 14, 1998 (File No. 0-25244)

4.5	Series B Warrant to Purchase Common Stock dated March 31, 1998	Incorporated by reference to Exhibit 4(VII) contained in the Form 8-K filed on April 14, 1998 (File No. 0-25244)

4.6	Series C Warrant to Purchase Common Stock dated March 31, 1998	Incorporated by reference to Exhibit 4(II) contained in the Form 8-K filed on April 14, 1998 (File No. 0-25244)

4.7	Series G Warrant to Purchase Common Stock dated March 31, 1999	Incorporated by reference to Exhibit 10.49 contained in the Form 10-KSB filed on May 30, 2000 (File No. 0-25244)

4.8	Agreement to Amend Warrants dated March 31, 1998 among the Company and the named Holders	Incorporated by reference to Exhibit 4(VIII) contained in the Form 8-K filed on April 14, 1998 (File No. 0-25244)

10.1	1993 Incentive Stock Option Plan	Incorporated by reference to Exhibit 10.13 contained in the registration statement on Form SB-2 (File No. 33-85446-A).

10.2	Loan Agreement dated June 11, 1997 between the Company and Value Partners	Incorporated by reference to Exhibit 10.36 contained in the Form 8-K filed on June 17, 1997 (File No. 0-25244)

10.3	Loan Agreement dated October 27, 1997, between Value Partners, and the Company	Incorporated by reference to Exhibit 10.39 contained in the Form 10-QSB for the quarter ended September 30, 1997, filed on November 12, 1997 (File No. 0-25244)

10.4	Employment Agreement between the Company and Rami S. Ramadan dated July 12, 1999	Incorporated by reference to Exhibit 10.1 contained in the Form 8-K filed on July 13, 1999 (File No. 0-25244)

10.5	Amendment to Employment Agreement between the Company and Rami S. Ramadan dated July 1, 2002	Incorporated by reference to Exhibit 10.5 contained in the Registration Statement on Form S-4 (File No. 333-101028)

10.6	1998 Incentive Stock Option Plan	Incorporated by reference to Exhibit 10.46 contained in the Form 10-KSB filed on May 26, 2000 (File No. 0-25244)

10.7	1999 Non-Employee Director Stock Option Plan	Incorporated by reference to Exhibit 10.47 contained in the Form 10-KSB filed on May 26, 2000 (File No. 0-25244)

10.8	Form 12% Secured Senior Note due March 2005	Incorporated by reference to Exhibit 10.48 contained in the Form 10-KSB filed on May 26, 2000 (File No. 0-25244)

10.9	English Restatement of the Spanish Agreement of Sale of Casino de Zaragoza	Incorporated by reference to Exhibit 99.2 contained in the Form 8-K filed on January 9, 2002 (File No. 0-22544)

10.10	Form of Fourth Supplemental Trust Indenture by and among Trans World Corporation, TWG International U.S. Corp., TWG Finance Corp. and the Bank of New York Trust Company of Florida, N.A. (as Trustee)	Incorporated by reference to Exhibit 10.10 contained in the Registration Statement on Form S-4 (File No. 333-101028)

10.11	Waiver and Forbearance of Covenant Violations (Interest) – Primary Indenture	Incorporated by reference to Exhibit 10.11 contained in the Registration Statement on Form S-4 (File No. 333-101028)

10.12	Waiver and Forbearance of Covenant Violations (Interest) – Finance Indenture	Incorporated by reference to Exhibit 10.12 contained in the Registration Statement on Form S-4 (File No. 333-101028)

10.13	Indemnification Agreement by and between Value Partners, Ltd., Trans World Corporation and TWG International U.S. Corporation dated February 12, 2003	Incorporated by reference to Exhibit 10.13 contained in the Registration Statement on Form S-4 (File No. 333-101028)

21.0	Subsidiaries	Incorporated by reference to Exhibit 21.0 contained in the Form S-4 (File No. 333-101028)

99.1	Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the Issuer has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS WORLD CORPORATION
(registrant)

Dated: March 31, 2003
	By:	/s/ Rami S. Ramadan
Rami S. Ramadan
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Issuer on March 31, 2003 in the capacities indicated.

Signature and Title

/s/ Rami S. Ramadan
Director

/s/ Geoffrey B. Baker
Director

/s/ Malcolm M.B. Sterrett
Director

/s/ Julio E. Heurtematte, Jr.
Director

SECTION 302 CERTIFICATION OF THE

CHIEF EXECUTIVE OFFICER/CHIEF FINANCIAL OFFICER

I, Rami S. Ramadan, the Chief Executive Officer/Chief Financial Officer of Trans World Corporation, certify that:

1. I have reviewed this annual report on Form 10-KSB of Trans World Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 31, 2003	By:	/s/ Rami S. Ramadan
Chief Executive Officer/Chief
Financial Officer