Form 10QSB
period 2003-03-31
TRANS WORLD CORP
filed 2003-05-15
CIK 914577

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Shares of the Registrant’s Common Stock, par value $.001, outstanding as of May 7, 2003:  50,328,175

Transitional Small Business Disclosure Format (check one:  YES   ☒    NO   ☐)

TRANS WORLD CORPORATION AND SUBSIDIARIES

FORM 10-QSB

FOR THE QUARTER ENDED MARCH 31, 2003

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

March 31, 2003

(in thousands, except for per share data)

ASSETS
CURRENT ASSETS:

Cash	$4,772
Prepaid expenses and other current assets	289

Total current assets	5,061

PROPERTY AND EQUIPMENT, less accumulated depreciation of $2,674	6,001

OTHER ASSETS:

Goodwill	3,579
Deposits and other assets	1,405

Total other assets	4,984

$16,046

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:

Short-term debt	$249
Accounts payable	468
Interest payable	4
Long-term debt, current maturities	376
Accrued Czech gaming and charity taxes	1,918
Accrued expenses and other current liabilities	1,643

Total current liabilities	4,658

LONG-TERM LIABILITIES:

Long-term debt, less current maturities, net of $1,736 of debt discount	19,299
Long-term interest payable	7,302
Other	16

Total long-term liabilities	26,617

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:

Preferred stock, $.001 par value, 4,000 shares authorized, none issued
Common stock $.001 par value, 100,000 shares authorized, 50,328 shares issued and outstanding	50
Additional paid-in capital	21,750
Accumulated other comprehensive income	830
Accumulated deficit	(37,859)

Total stockholders’ deficit	(15,229)

$16,046

See accompanying notes to condensed consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS (Unaudited)

Three Months Ended March 31, 2003 and 2002

(in thousands, except for per share data)

	2003	2002

REVENUES	$4,002	$3,416

COSTS AND EXPENSES:
Cost of revenues	2,043	1,673
Depreciation and amortization	116	139
Selling, general and administrative	1,289	1,168
	3,448	2,980

INCOME FROM OPERATIONS	554	436

OTHER INCOME (EXPENSE):
Interest expense	(1,055)	(905)
Foreign exchange gain	46	3
Other	(10)
	(1,019)	(902)

NET LOSS	$(465)	$(466)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, basic and diluted	50,328	11,023

LOSS PER COMMON SHARE, basic and diluted	$(0.01)	$(0.04)

COMPREHENSIVE LOSS:

Net loss	$(465)	$(466)

Other comprehensive income, foreign currency translation adjustment	68	4

Comprehensive loss	$(397)	$(462)

See accompanying notes to condensed consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Three Months Ended March 31, 2003 and 2002

(in thousands)

	2003	2002

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$976	$(322)

NET CASH USED IN INVESTING ACTIVITIES, purchase of property and equipment	(9)	(1,474)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of short-term debt		(118)
Proceeds from long-term debt		1,416
Payments of long-term debt	(63)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(63)	1,298

EFFECT OF EXCHANGE RATE CHANGES ON CASH	34

NET INCREASE (DECREASE) IN CASH	938	(498)

CASH
Beginning of period	3,834	3,250

End of period	$4,772	$2,752

See accompanying notes to condensed consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.                                       Unaudited Statements.

The accompanying condensed consolidated financial statements of Trans World Corporation and Subsidiaries (collectively, the “Company” or “TWC”) for the three-month periods ended March 31, 2003 and 2002 are unaudited and reflect all adjustments of a normal and recurring nature to present fairly the consolidated financial position, results of operations and cash flows for the interim periods.  These unaudited condensed, consolidated financial statements have been prepared by the Company pursuant to the instructions to Form 10-QSB.  Pursuant to such instructions, certain financial information and footnote disclosures normally included in such financial statements have been condensed or omitted.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis or plan of operations, contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002.  The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may occur for the year ending December 31, 2003.

2.                                       Liquidity.

At March 31, 2003, the Company had a working capital surplus of approximately $403,000 and a stockholders’ deficit of approximately $15.2 million.  Further, the Company is highly leveraged and has been unable to meet its interest payments in full since September 2000. Waivers of these and future defaults have been received from Value Partners, Ltd (“Value Partners”), the majority holder of the Company’s $20.0 million 12% Senior Secured Notes (“Senior Notes”).

The Company has taken several steps to improve its consolidated financial position, including (i) the December 2001 sale of its under-performing Spanish casino, Casino de Zaragoza (“CDZ”) ($1.3 million of the net proceeds have been earmarked for potential investment in a hotel or casino project); (ii) the consummation of an exchange agreement with the holders of $4.8 million 12% Secured Senior Bonds (“LA Bonds”) (the “March 2002 Exchange Agreement”) which resulted in the conversion of such debt (and related accrued interest) to equity (hence reducing liabilities by $6.7 million); (iii) the expansion of its casino in Hate near Znojmo, Czech Republic (“Znojmo”) from 11 to 22 gaming tables; (iv) the renovations of its casinos in Ceska Kubice, Czech Republic (“Ceska”) and in Rozvadov, Czech Republic (“Rozvadov”), which were completed in May 2002 and November 2002, respectively; (v) the March 2002 buyout (purchase) of the Znojmo casino building lease, which effectively lowered the related interest rate from 19.0% to 6.2%; (vi) the filing of a prospectus with the Securities and Exchange Commission (“SEC”), whereby the Company seeks to exchange  a minimum of 92% of its Senior Notes for the Company’s common stock, $.001 par value per share (“Common Stock”) (the “Exchange Agreement”); and (vii) the signing of a future lease agreement for rental of space in a designer outlet mall in Hate, Czech Republic, in which the Company intends to open a slot room and bar in the fall of 2003.

While steps taken by management (discussed in the preceding paragraph) that have been completed have enhanced the Company’s consolidated balance sheet and improved its results, completion of the Exchange Agreement is a prerequisite for the Company to be in a position to secure additional financing, the proceeds from which would be used to (i) provide the Company with supplementary working capital to preserve and enhance the Company’s existing assets and (ii) acquire new business units.

Further, the Company is studying several development projects in addition to the slot room and bar discussed above that management believes will enhance the Company’s results if pursued, including the potential development of a hotel in Hate, Czech Republic, the possible development of a fourth full-service casino in Europe, and the potential acquisition of existing hotels in Europe.  There can be no assurances that management’s plans will be realized.

The Company believes that its cash resources at March 31, 2003, together with the cash provided by 2003 operations and the waivers of default in the payment of interest, will be sufficient to fund its activities for the year ending December 31, 2003.  However, long-term liquidity is dependent on the Company’s ability to attain profitable operations and to secure additional financing.

3.                                       Selected accounting policies and recent accounting pronouncements.

(a)                                  Earnings per share - Basic earnings (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per common share incorporate the dilutive effect of common stock equivalents on an average basis during the period.  The Company’s Common Stock equivalents currently include stock options and warrants.  Dilutive earnings (loss) per common share have not been presented for the three-month periods ended March 31, 2003 and 2002, since the inclusion of Common Stock equivalents would have been anti-dilutive.  Unexercised warrants and stock options to purchase approximately 6,031,663 and 7,861,075 shares of common stock as of March 31, 2003 and 2002, respectively, were not included in the computation of earnings (loss) per common share because to do so would be anti-dilutive for the periods presented.

(b)                                 Recent accounting pronouncements - During 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”.

SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and did not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows upon its 2003 implementation.  SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company adopted SFAS 148 without any impact on its consolidated financial condition, results of operations, as the Company has decided not to voluntarily adopt the accounting provisions of SFAS 123, as permitted under the provisions of SFAS 148.

(c)                                  Stock-based compensation - The Company complies with the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148.

The Company applies APB No. 25 and related interpretations in accounting for its stock option plans and, accordingly, no compensation cost has been recognized because stock options granted under the plans were at exercise prices which were equal to or above the market value of the underlying stock at date of grant.  Had compensation expenses been determined as provided by SFAS No. 123 using the Black-Scholes option pricing model, the pro forma effect on the Company’s net income (loss) would have been additional expenses of $1,125 and $750 for the three-month periods ended March 31, 2003 and 2002, respectively.

4.                                       Other items.

(a)                                  Debt defaults - The Company has, from time to time, been in default of certain covenants of certain indebtedness.  The Company relies upon the forbearance and waivers on the defaults of certain covenants from Value Partners, which represents a majority in interest of the holders of the indebtedness.  In May 2003, the Company received waivers on payment of interest-related defaults through April 1, 2004.  The terms of the waivers require the payment of all defaulted interest payments plus all accrued and unpaid interest thereon within 10 business days of (i) the Company’s receipt of $6.0 million or more from any borrowing or sale of equity; (ii) the commencement of a voluntary or involuntary insolvency proceeding against the Company or (iii) the payment of interest to another Noteholder.  In the event that the Company obtains funds in excess of $6.0 million on or before September 17, 2003, the accrued unpaid interest due as of September 17, 2003 shall be due on September 17, 2003.  In the event that the Company obtains funds in excess of $6.0 million on or before March 17, 2004, the accrued unpaid interest due as of March 17, 2004 shall be due on March 17, 2004.

(b)                                 Litigation – The Company is involved in an action against Choice Capital Corporation in United States (“US”) court (See:  Part II - Item 1.  “Legal Proceedings”).  The Company is not currently involved in any other material legal proceeding nor was it involved in any other litigation for the three months ended March 31, 2003.

(c)                                  Subsequent event – Exchange Agreement - On May 14, 2003, the Company filed pre-effective amendment No. 7 to Form S-4 registration statement under the Securities Act of 1933, which was declared effective by the SEC on that date.  Through this prospectus, the Company seeks to exchange either 22,640 shares of Common Stock or $1,000 principal amount variable rate promissory notes due 2010 for each $1,000 principal amount of the Company’s 12% Senior Secured Notes due March 17, 2005.  In addition, pursuant to the Exchange Agreement, certain tendering noteholders would receive an 8% promissory note due 2006 for interest accrued through September 17, 2001.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Exchange Rates

The actual 2003 and 2002 operating results in local currency for Ceska, Rozvadov, and Znojmo (collectively, the “Business Units”) were converted to USDs using the average exchange rates of the months in the reporting periods, the effective quarterly exchange rates of which are depicted in the following table.

Period	US Dollar	Czech Koruna	Euro
January 2003 through March 2003	1.00	29.5745	0.9326
January 2002 through March 2002	1.00	36.2297	1.1405
January 2003 through March 2003	1.0728	31.7215	1.00
January 2002 through March 2002	0.8773	31.7801	1.00

Due to the fact that the Company’s operations are located in Europe, the financial results are subject to the influence of fluctuations in foreign currency exchange rates.  Reversing the trend of the first quarter of 2002, a period in which the Euro and other European currencies lost significant value versus the US Dollar (“USD”) negatively impacting the Company’s performance, these currencies strengthened against the USD in the first quarter of 2003, which increased revenue totals converted into USDs.  However, since the Company’s revenues were earned in Euros and casino related expenses were paid in Czech Korunas, the Company benefited from a disproportionate change in the USD value of expenses versus revenues as a result of the fact that the Czech Koruna stabilized against the Euro in the 2003 reporting period while gaining on the USD.

The balance sheet totals of the Company’s foreign subsidiaries at March 31, 2003 were converted to USDs using the prevailing exchange rates at March 31, 2003, which are depicted in the following table.

As of	US Dollar	Czech Koruna	Euro
March 31, 2003	1.00	29.6430	0.9264
March 31, 2003	1.0800	32.0144	1.00

Critical Accounting Policy

Management has identified goodwill valuation as a critical accounting policy that affects the Company’s consolidated financial statements.  Goodwill, which represents the excess of cost of the Company’s Czech subsidiaries over the fair value of their net assets on the date of acquisition, was being amortized on a straight-line basis over seven years through December 31, 2001.  Under Statement of Financial Accounting Standards (“SFAS”) No. 142, effective the first quarter of the year ended December 31, 2002, goodwill is no longer subject to amortization over its estimated useful life; rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test.  During the quarter ended June 2002, the Company completed the first step of the required two-step impairment testing.  The first step of the impairment testing required the Company to compare the fair value of its Czech Republic reporting unit, the Company’s only reporting unit as defined under SFAS No. 142, to its carrying value (the net equity of the Company) to determine whether there was an indication that an impairment existed.  The fair value of the Czech Republic reporting unit was determined through a combination of recent appraisals of the Company’s real property, a multiple of earnings before interest, taxes, depreciation and amortization and the Company’s sale of its Spanish casino in 2001.  No impairment losses were recorded against goodwill of $3,579 upon the initial adoption of SFAS No. 142.  The Company anticipates revisiting the impairment testing during the second quarter of 2003.  The Company believes no circumstances have occurred since the 2002 impairment testing that would more likely than not reduce the fair value of the reporting unit below its carrying value.

Total Company:

Three Months Ended March 31, 2003 and 2002:

The changes in the consolidated results of the Company for the three month-period ended March 31, 2003 versus the results for the three month-period ended March 31, 2002 are depicted in the following table.

	Three Months Ended March 31, 2002	Change	Three Months Ended March 31, 2003

Net loss	(466)
Revenues		586
Cost of revenues		(370)
Depreciation and amortization		23
Selling, general and administrative		(121)
Interest expense and other		(149)
Foreign exchange gain		43
Other		(10)
Net loss		1	(465)

In the quarter ended March 31, 2003, the Company earned revenues of $4.0 million, which is an increase of $586,000 as compared to the same quarter in 2002.  The growth in revenue was attributable to modest increases (27.6%) in the drop per head (“DpH”), the per guest average dollar value of gaming chips purchased, as well as significantly increased slot revenues (76.4%) versus the same period in 2002.  The increase in DpH was in large part a direct result of the Business Units’ concerted efforts to continually improve guest relations through enhanced personalized service, while the increase in slot revenue was the result of an ongoing slot replacement program, whereby older Aristocrat slot machines are being replaced by newer and more popular Novomatic machines.  The strengthening of the Euro to the USD in the period versus the same period in 2002, as discussed above, also contributed to the revenue increase.  The increase in DpH was somewhat offset by a decline in attendance, which fell 12.5% in the three-month period ended March 31, 2003 versus the three-month period ended March 31, 2002.  The attendance decline reflected continuation of a trend that is the result of current weak economic conditions and increased competition.  While the attendance trend was negative, the 12.5% decline in the first period was an improvement over the 17.1% decline in overall attendance that was experienced in year 2002 versus year 2001, and was the result of an aggressive slate of marketing and promotional events, including theme parties, and continuation of the Regensburg, Germany and Vienna, Austria advertising campaigns.

Cost of revenues of $2.0 million was $370,000 higher in the first quarter of 2003 than in the first quarter of 2002.  The increase can be attributed, in large part, to revenue-based lease expenses related to the aforementioned Novomatic slot machines, higher percentage of gaming tax assessed on the slot revenues and labor cost increases resulting from expansion of the number of gaming tables in Znojmo.

Selling, general, and administrative costs increased by $121,000 in the first quarter of 2003 versus the same period in 2002 due, primarily, to greater sales and marketing expenditures associated with advertising campaigns in Regensburg, Germany and in Vienna, Austria; additional repairs and maintenance costs incurred in Ceska and Znojmo; and expenses related to other promotional programs and events in the period.  These expense increases were partially offset by reduced rent expenses in Znojmo, which were the result of the casino building purchase in March 2002.

The Company incurred a $150,000 increase in interest expense in the first quarter of 2003 versus the same period in 2002 as a result of $116,000 more in penalty interest expense related to the Senior Notes and $15,000 in additional interest on the Znojmo building loan, repayment of which commenced in June 2002.

A $46,000 foreign exchange gain was realized in the first quarter of 2003 versus a gain of $3,000 in the same period in 2002.

In the quarter ended March 31, 2003 the Company incurred a charge of $10,000 related to miscellaneous state franchise tax filings.

As a result, the Company’s net loss of $465,000 for the three-month period ended March 31, 2003 was nearly identical to the net loss in the corresponding period in 2002.

Administrative Issues:

Ceska

The Ceska casino currently operates 15 gaming tables, including seven card tables, seven roulette tables, and one electro-mechanical, eight-position roulette game.  It also has 48 slot machines, including 38 newer Novomatic machines, and parking for approximately 60 cars.

Rozvadov

The Rozvadov casino currently operates 10 gaming tables, including five card tables and five roulette tables.  It also has 29 Novomatic slot machines, and parking for 40 cars.

Znojmo

Znojmo currently operates 22 gaming tables, which consist of twelve card tables, eight roulette tables, and two electro-mechanical roulette games.  It also has 57 slot machines, 55 of which are newer Novomatic machines, and parking for approximately 120 cars.

Management Company

On November 5, 2002, the Company, with the support of the holders of 92% interest in its Senior Notes and the holders of 86% of its Common Stock, filed a registration statement on Form S-4 with the SEC to potentially exchange all of its outstanding Senior Notes for shares of the Company’s Common Stock or for variable rate promissory notes.  TWC has subsequently filed amendments to the Form S-4 on December 31, 2002, February 13, 2003, March 21, 2003, April 17, 2003, April 25, 2003, May 13, 2003, and on May 14, 2003. Management expects the Exchange Agreement to be completed by mid 2003.

If the noteholders exchange all of the Senior Notes for shares of the Company’s Common Stock, TWC would reduce its long- term debt from approximately $21.4 million, inclusive of approximately $1.7 million of unamortized debt discount, as of March 31, 2003 to approximately $3.9 million, and the noteholders would receive Common Stock equating to approximately 90% ownership of the post-exchange issued and outstanding shares of the Company’s Common Stock.  It will be a condition to the Exchange Agreement offer that 100% of the principal amount of the Senior Notes be tendered and that at least 92% of the principal amount of the Senior Notes be tendered for exchange for shares of the Company’s Common Stock.

Under the terms of the Exchange Agreement offer, if the Company closes the Exchange Agreement offer, the equity interests of the Company’s existing stockholders will be diluted to 10% of the total shares outstanding even if less than 100% of the noteholders tender their Senior Notes for shares of the Company’s Common Stock.  The ownership interest held by all stockholders is subject to further dilution if and when the Company issues additional shares in the future, whether due to option or warrant exercises or for other corporate purposes.

In conjunction with the Exchange Agreement offer, the Company held a special meeting of stockholders on May 13, 2003.  In that meeting, the Company’s stockholders voted to amend the Company’s Articles by increasing its authorized shares of Common Stock to 950,000,000 shares.  The Company anticipates that upon the conclusion of the Exchange Agreement it will engage in a reverse stock split in which every 100 shares of its Common Stock will be split down into one share.  Fractional shares will be rounded up and no stockholder will be cashed out in the reverse split.

Sales and Marketing

As part of the Company’s efforts to combat the decline in attendance, which was primarily a result of the ongoing recession in Europe and growing competition, its marketing activities were intensified in the first quarter of 2003.  The principal objective of the marketing activities was further penetration into the Regensburg, Germany and Vienna, Austria city center and regional markets.  Advertising initiatives included newspaper, billboard, television and radio ads, press releases, taxi and bus ads, and the launching of a new multi-lingual ACC website at www.american-chance-casinos.com.  Further, a series of ethnically themed parties were held in the Business Units, including American, Turkish, Chinese, French, Italian, and Russian night parties.    Additionally, in March 2003, the Company participated in Regensburg’s largest multiplex theater, Cinemaxx’s, promotion of “Oscar Night”, which featured promotional roulette tables and special set designs in the spirit of the American Oscar Awards show.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital, defined as current assets minus current liabilities, increased $399,000 to a surplus of $403,000 at March 31, 2003 from a nominal working capital surplus of $4,000 at December 31, 2002.  The increase was due, primarily, to a net increase in accounts payable and accrued expenses and other current liabilities of $357,000, an increase in current maturities of long-term debt of $102,000, and a decrease in prepaid expenses and other current assets of $80,000, which were largely offset by an increase in cash on hand of $938,000.  For the three months ended March 31, 2003, the Company had net cash provided by operations of $976,000.  This was, primarily, a result of a $465,000 net loss offset by $116,000 of depreciation and amortization, $210,000 of non-cash interest related to the amortization of debt discount and an $1.1 million net increase in cash attributable to changes in operating assets and liabilities.  For the three months ended March 31, 2003, net cash used in investing activities of $9,000 related, primarily, to minor property and equipment purchases,  sale of slot machines, and exchange rate fluctuations.  For the three months ended March 31, 2003, net cash used in financing activities of $63,000 represented partial repayment of an approximately $1.4 million loan used to purchase the Znojmo casino building.

The Company is obligated under various contractual commitments over the next five years.  The following is a summary of the five-year commitments of the Company as of March 31, 2003:

(in thousands)		Less than			After
Contractual Obligation	Total	1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt	$21,411	$376	$20,753	$282
Operating leases	365	173	157	35
Employment agreements	1,128	398	730	—
Other agreements	140	140
Consulting agreements	74	27	47	—

Total contractual obligations	$23,118	$1,114	$21,687	$317	$—

The Company has, from time to time, been in technical default of the indentures related to the Senior Notes, which were amended in conjunction with the 1998 restructuring of the Company’s Czech subsidiaries and legal entities (the “Amended Indentures”), and is so as of March 31, 2003; however, it has received waivers regarding these technical defaults through April 1, 2004.  TWC relies upon the forbearance and waivers on the default of certain covenants from

Value Partners, which represents a majority in interest of the holders of the Senior Notes. The Company has borrowed other amounts from Value Partners from time to time (some of which have been in technical default for which forbearance or waivers have been granted).  In February 2001, Value Partners converted 5,657,453 of $0.01 warrants held by it.  In May 2002, the Company issued 23,270,833 shares of Common Stock to Value Partners in conjunction with the March 2002 Exchange Agreement.  With these additional equity holdings, Value Partners holds a controlling 57.5% of the Company’s issued and outstanding Common Stock with warrants to acquire up to 59.6% of such Common Stock.  At March 31, 2003, Value Partners owned 66.6% of the Company’s long-term debt.

Further, in spite of the LA Bond conversion, the Company is highly leveraged and has been unable to meet its interest payments in full since September 2000. In May 2003, the Company received waivers of default for non-payment of interest through April 1, 2004, the terms of which require the payment of all defaulted interest payments plus all accrued and unpaid interest thereon within ten business days of (i) the Company’s receipt of $6.0 million or more from any borrowing or sale of equity; (ii) the commencement of a voluntary or involuntary insolvency proceeding against the Company or (iii) the payment of interest to another Noteholder.  In the event that the Company obtains funds in excess of $6.0 million on or before September 17, 2003, the accrued unpaid interest due as of September 17, 2003 shall be due on September 17, 2003. In the event that the Company obtains funds in excess of $6.0 million on or before March 17, 2004, the accrued unpaid interest due as of March 17, 2004 shall be due on March 17, 2004.

The Company has taken several steps to improve its consolidated financial position, including (i) the December 2001 sale of CDZ ($1.3 million of the net proceeds have been earmarked for potential investment in a hotel or casino project); (ii) the consummation of the March 2002 Exchange Agreement which resulted in the conversion of such debt (and related accrued interest) to equity (hence reducing liabilities by $6.7 million); (iii) the expansion of Znojmo from 11 to 22 gaming tables;  (iv) the renovation of Ceska and Rozvadov casinos, which were completed in May 2002 and November 2002, respectively; and (v) the March 2002 buyout (purchase) of the Znojmo casino building lease, which effectively reduced the related interest rate from 19.0% to 6.2%; (vi) the filing of a prospectus with the SEC, whereby the Company seeks to exchange  a minimum of 92% of its 12% Senior Notes for Common Stock; and (vii) the signing of the future lease agreement for rental of space in a designer outlet mall in Hate, Czech Republic, in which the Company intends to open a slot room and bar in the fall of 2003.  Additionally, the Company is studying proposed projects to develop a fourth casino and a hotel in Europe.  There can be no assurances that management’s plans will be realized.

In November 2002, the Company filed a registration statement on Form S-4 with the SEC to exchange all of its outstanding Senior Notes for shares of the Company’s Common Stock or for variable rate promissory notes.  On May 14, 2003, the Company filed pre-effective amendment No. 7 to Form S-4 registration statement under the Securities Act of 1933, which was declared effective by the SEC on that date.  Through this prospectus, the Company seeks to exchange either 22,640 shares of Common Stock or $1,000 principal amount variable rate promissory notes due December 2009 for each $1,000 principal amount of the Company’s Senior Notes.  In addition, pursuant to the Exchange Agreement, certain tendering noteholders would receive an 8% promissory note due December 2005 for interest accrued through September 17, 2000.

If the noteholders exchange all of the Senior Notes for shares of the Company’s Common Stock, TWC would reduce its long-term debt from approximately $21.4 million, inclusive of approximately $1.7 million of unamortized debt discount, as of March 31, 2003 to approximately $3.9 million, and the noteholders would receive Common Stock equating to approximately 90% ownership of the post-exchange issued and outstanding shares of the Company’s Common Stock.  It will be a condition to the Senior Note Exchange offer that 100% of the principal amount of the Senior Notes be tendered and that at least 92% of the principal amount of the Senior Notes be tendered for exchange for shares of the Company’s Common Stock.

Value Partners, which represents a majority in interest of the holders of the Senior Notes and holds a controlling 57.5% of the Company’s issued and outstanding Common Stock with warrants to acquire up to 59.6% of such Common Stock, has indicated to management that it will tender its Senior Notes for Common Stock pursuant to the Exchange Agreement.  Management expects the Exchange Agreement to be completed in mid 2003.

The following pro forma unaudited consolidated financial statements give effect to the Exchange Agreement using the following assumptions:

•                  100% of the outstanding principal amount of the Senior Notes is exchanged for approximately 453 million shares of Common Stock.

•                  The Company issues three-year, 8% Notes in the aggregate amount of $2,474,400 in lieu of pre-September 18, 2001 accrued interest to certain Noteholders; and

•                  All of the Company’s Noteholders waive and cancel post-September 2001 accrued interest.

The pro-forma unaudited consolidated statement of operations for the quarter ended March 31, 2003 was prepared based upon the unaudited historical consolidated statement of operations of the Company.  The pro forma unaudited consolidated balance sheet at March 31, 2003 was prepared based upon an unaudited consolidated historical balance sheet of the Company.  The conversion price of $0.0442 is a product of the terms of the Exchange Agreement, which are designed to provide to Noteholders who tender in the Exchange Agreement 90% ownership of the Company’s issued and outstanding Common Stock in exchange for their Notes, even if less than 100% of the Noteholders tender their Notes for shares of the Company’s Common Stock.  As a result, management believes the $0.0442 conversion price to be representative of the current fair value of the Company’s Common Stock.  Accordingly, the transaction will be accounted for as an even exchange of value, with no gain or loss recognized in connection with the proposed note exchange.  Further, management believes that the $0.0442 conversion price is a better indicator of fair value than any recently published market values of the Company’s Common Stock, which is illiquid and thinly and sporadically traded.

Exchange Agreement

Pro Forma Unaudited Consolidated Balance Sheet

100% Exchange of $20 Million of Notes for Common Stock

(in thousands, except for per share data)

	At March 31, 2003
	Historical	Adjustments		Pro-Forma Consolidated
ASSETS
CURRENT ASSETS:
Cash	$4,772	$		$4,772
Prepaid expenses and other current assets	289			289
Total current assets	5,061	—		5,061
PROPERTY AND EQUIPMENT, less accumulated depreciation of $2,674	6,001			6,001
OTHER ASSETS:
Goodwill	3,579			3,579
Deposits and other assets	1,405			1,405
Total other assets	4,984	—		4,984
	$16,046	$—		$16,046

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Short-term debt	$249	$		$249
Accounts payable	468			468
Interest payable	4			4
Long-term debt, current maturities	376	760	(a)	1,136
Accrued Czech gaming and charity taxes	1,918			1,918
Accrued expenses and other current liabilities	1,643	350	(b)	1,993
Total current liabilities	4,658	1,110		5,768
LONG-TERM LIABILITIES:
Long-term debt, less current maturities, net of $1,736 of debt discount	19,299	(16,550	)(c)	2,749	(h)
Interest payable	7,302	(7,302	)(d)	0
Other	16			16
Total long-term liabilities	26,617	(23,852)		2,765

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.001 par value, 4,000 shares authorized as of March 31, 2003, none issued

Common stock $.001 par value, 100,000 shares authorized as of March 31, 2003 and 9,500 shares authorized as of the exchange transaction, 50,328 shares issued and outstanding as of March 31, 2003 and 503,124 shares issued and outstanding as of the exchange transaction.	50	453	(e)	503
Additional paid-in capital	21,750	19,197	(f)	40,947
Accumulated other comprehensive income	830			830
Accumulated deficit	(37,859)	3,092	(g)	(34,767)
Total stockholders’ equity (deficit)	(15,229)	22,742		7,513	(h)
	$16,046	$(0)		$16,046

(a)                                  See footnote (d)(i).

(b)                                 Represents an adjustment to record the approximate cost of the Exchange Agreement transaction (offset in additional paid-in capital).

(c)                                  Represents an adjustment to (i) reflect the conversion of the Senior Notes, net of a $1,736 debt discount (a decrease of $18,264) and the (ii) issuance of a converted interest Note (long-term portion) (an increase of $1,714).

(d)                                 Represents an adjustment to (i) reclassify pre-September 18, 2001 accrued interest to reflect the issuance of a converted interest Note (of which $760 is short-term and $1,714 is long-term) (a decrease of $2,474) and (ii) cancel post-September 17, 2001 accrued interest on the Senior Notes being forgiven (a decrease of $4,828).

(e)                                  Represents an adjustment to (i) reflect the issuance of 452,796 shares as a result of the Exchange Agreement (a $453 increase).

(f)                                    Represents an adjustment to (i) reflect the issuance of 452,796 shares as a result of the Exchange Agreement (a $19,547 increase); and (ii) record the approximate cost of the Exchange Agreement transaction (a $350 reduction).

(g)                                 Represents an adjustment to (i) write-off the unamortized debt discount on the Senior Notes as of March 31, 2003 (a decrease of $1,736) and (ii) cancel post-September 17, 2001 accrued interest on the Senior Notes (an increase of $4,828).

(h)                                 In the event that only 92% of the principal amount of the Notes are tendered in exchange for Common Stock, which is the minimum requirement of the proposed note exchange, the post-exchange outstanding long-term debt would be approximatley $4.3 million and the post-exchange stockholders’ equity would be approximately $5.9 million.

Note Exchange Offer

Pro Forma Unaudited Consolidated Statement of Operations

100% Exchange of $20.0 Million of Notes for Common Stock

(in thousands, except per share data)

	Three Months Ended March 31, 2003
	Consolidated Historical	Adjustments		Consolidated Pro Forma
Revenues	$4,002	$—		$4,002

Income from operations	554			554

Other income (expense)	(1,019)	$983	(a)(b)	(36)

Net loss	$(465)	$983		$518

Loss per common share, basic and diluted	$(0.01)			$0.00

Weight average common shares, basic and diluted	50,328	452,796		503,124

(a)                                  Represents an adjustment to: (i) record the reversal of 12% interest expense on the Notes for the three-month period ended March 31, 2003 (a credit of $600, which is calculated as follows: $20,000 x 12% x 90/360); (ii) record the reversal of penalty interest on the Notes accrued in the three-month period based on the number of days outstanding of unpaid basic interest and a 17% interest rate per the indenture (a credit of $221); (iii) to record the reversal of amortization of debt discount on the Notes (a credit of $210), which represents the difference between the unamortized debt discount balance at December 31, 2002 ($1,946) and the unamortized debt discount balance at March 31, 2003 ($1,736), the amortization of the debt discount represents expensing of the cost allocated to the warrants using the effective interest method over the term of the Notes; (iv) record interest expense on the interest notes (a charge of approximately $48), which represents the first three interest payments in the 36-month amortization schedule of the 8% interest notes anticipated to be issued pursuant to the Exchange Agreement.

(b)                                 In the event that only 92% of the notes are tendered in exchange for common stock, which is the minimum requirement of the proposed exchange, the impact of the exchange on interest expense and on the pro forma loss from continuing operations would be an adjustment of approximately $959, which would consist of (i) reversal of three months of interest expense on the Notes (a credit of $600); (ii) reversal of three months of penalty interest on the Notes (a credit of $221); (iii) reversal of amortization of debt discount on the Notes (a credit of $210); and (iv) post-exchange pro forma interest expense for the three-month period ended March 31, 2003 (a charge of approximately $72, which would consist of approximately $48 of interest expense related to the interest notes and approximately $24 of interest expense related to the replacement notes).  The post-exchange pro forma net earnings in the three-month period ended March 31, 2003 would be approximately $495.

PLAN OF OPERATIONS

TWC management will continue to develop marketing and operational strategies designed to increase attendance and revenues at its existing locations in the Czech Republic.  Management will strive to maximize the performance of its existing Business Units through a combination of revenue enhancement strategies and improved efficiencies.

In Ceska, where the erosion of its customer base is most evident due to increased competition and the economic downturn in the region, management will focus on implementing strategies designed to expand the casino’s customer base, such the marketing campaign conducted in Regensburg, Germany to create a new market for its casino.  Rozvadov will seek to retain its existing base of quality players and to grow this base through improvement of its product and guest relations programs.  With the addition of a second multi-roulette table in April 2003, Znojmo will continue to be promoted via marketing campaigns that target the vast Vienna, Austria market and other guest relations programs designed to attract new players.  Other future development plans for the Company include the possible construction of a fourth casino in the Czech Republic and the potential development of a hotel adjacent to the Znojmo casino.

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

TWC has many competitive advantages.  The Company’s casinos have a reputation for consistently high quality and high levels of service in a relaxed but exciting atmosphere.  Management has worked hard to be known as a reputable casino company in the Czech Republic through its consistent policies, professional management and strict adherence to all local gaming regulations.  With an appropriate long-term capital structure and adequate working capital, management believes that the Company’s business will remain viable and can reasonably be managed to produce higher margins in the future than those experienced in 2002 and in the three months ended March 31, 2003.  TWC’s strengthened capital structure would enable the Company to retain and attract high quality personnel and, most importantly, existing and future customers.

Management’s long-term goal is to create a hotel division while pursuing expansion of the casino division.  Acquisitions will be based on an evaluation of the potential return of projects that arise and the availability of financing to purchase additional assets.

Development

The Company has earmarked approximately $1.3 million in net cash proceeds from the sale of CDZ for investment in expansion projects and is currently evaluating several possible acquisition prospects in addition to the aforementioned slot room and bar discussed above, including the development of a hotel in Hate, Czech Republic, the possible development of a fourth full-service casino in Europe, and the potential acquisition of existing hotels in Europe.  Management intends to pursue what it believes to be projects with the highest potential returns and greatest strategic value based on its detailed analyses of all potential investment opportunities.

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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In October 2001, TWC filed a “Complaint for Damages” against Choice Capital Corporation, a/k/a Choice International Corporation and Jude Onukuwa in the Superior Court of Fulton County, Georgia (Case No. CV43682).  The Company seeks to recover payments made to Choice in connection with a potential financing deal that Choice never closed, along with interest, attorney fees, damages for lost profits, and punitive damages.  In November 2001, Choice answered the complaint and included a counterclaim against the Company, which seeks punitive damages of $1.2 million for lost commissions related to the unconsummated deal.  In March 2003, the Company’s motion to compel discovery was granted.  The Company believes that it has a strong case against Choice and that it has meritorious defenses to Choice’s counterclaims and intends to pursue the Company’s claims vigorously as well as to defend against Choice’s claims vigorously.

In February 2003, the Company executed a two-part settlement agreement with its former President and Chief Operating Officer.  Pursuant to the two-part settlement agreement, in exchange for cash payments that will continue through 2004 but which will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows, the former President and Chief Operating Officer agreed to discontinue all litigation he had brought against the Company.

The Company is not currently involved in any other material legal proceeding nor was it involved in any other material litigation for the three months ended March 31, 2003.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

In March 2002, the Company executed an Exchange Agreement with the holders of $4.8 million 12% Secured Senior Bonds whereby this debt, together with $1.9 million of accrued and unpaid interest was exchanged in May 2002 for approximately 37.2 million shares of the Company’s Common Stock at a conversion price of $0.18 per share.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

(a)                                  The Company has, from time to time, been in technical default of the Amended Indentures and is so as of March 31, 2003.  TWC relies upon the forbearance and waivers on the default of certain covenants from Value Partners, which represents a majority in interest of the holders of the Senior Notes. The Company has borrowed other amounts from Value Partners from time to time (some of which have been in technical default for which forbearance or waivers have been granted).  At March 31, 2003, Value Partners holds a controlling 57.5% of the Company’s issued and outstanding Common Stock with warrants to acquire up to 59.6% of such Common Stock.  At March 31, 2003, Value Partners owned 66.6% of the Company’s long-term debt.

The Company has a working capital deficit of $403,000 and a stockholders’ deficit of $15.2 million as of March 31, 2003.  Further, the Company is highly leveraged and has been unable to meet its interest payments in full since September 2000. In May 2003, the Company received waivers on payment of interest-related defaults through April 1, 2004.  The terms of the waivers require the payment of all defaulted interest payments plus all accrued and unpaid interest thereon within ten business days of (i) the Company’s receipt of $6.0 million or more from any borrowing or sale of equity; (ii) the commencement of a voluntary or involuntary insolvency proceeding against the Company or (iii) the payment of interest to another Noteholder.  In the event that the Company obtains funds in excess of $6.0 million on or before September 17, 2003, the accrued unpaid interest due as of September 17, 2003 shall be due on September 17, 2003. In the event that the Company obtains funds in excess of $6.0 million on or before March 17, 2004, the accrued unpaid interest due as of March 17, 2004 shall be due on March 17, 2004.

(b)                                 Not applicable.

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

TRANS WORLD CORPORATION

Date: May 15, 2003	By:	/s/ Rami S. Ramadan
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

Date: May 15, 2003	By:	/s/ Rami S. Ramadan
Chief Executive Officer/Chief
Financial Officer