Form 10QSB
period 2003-06-30
TRANS WORLD CORP
filed 2003-08-12
CIK 914577

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Shares of the Registrant’s Common Stock, par value $.001, outstanding as of August 7, 2003:  503,125,175

Transitional Small Business Disclosure Format (check one:   YES  ☐              NO  ☒)

TRANS WORLD CORPORATION AND SUBSIDIARIES

FORM 10-QSB

FOR THE QUARTER ENDED JUNE 30, 2003

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

June 30, 2003

(in thousands, except for per share data)

ASSETS

CURRENT ASSETS:

Cash	$4,267
Prepaid expenses and other current assets	247

Total current assets	4,514

PROPERTY AND EQUIPMENT, less accumulated depreciation of $2,400	6,417

OTHER ASSETS:

Goodwill	3,579
Deposits and other assets	873

Total other assets	4,452

$15,383

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Short-term debt	$249
Accounts payable	653
Taxes payable to Czech taxing authorities	1,132
Long-term debt, current maturities	1,160
Accrued expenses and other current liabilities	1,812

Total current liabilities	5,006

LONG-TERM LIABILITIES:

Long-term debt, less current maturities	4,257
Other	21

Total long-term liabilities	4,278

STOCKHOLDERS’ EQUITY:

Preferred stock, $.001 par value, 4,000 shares authorized, none issued
Common stock $.001 par value, 950,000 shares authorized, 503,125 shares issued and outstanding	503
Additional paid-in capital	42,717
Accumulated other comprehensive income	1,179
Accumulated deficit	(38,300)

Total stockholders’ equity	6,099

$15,383

See accompanying notes to condensed consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS (Unaudited)

Six and Three Months Ended June 30, 2003 and 2002

(in thousands, except for per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2003	2002	2003	2002

REVENUES	$8,094	$6,673	$4,092	$3,257

COSTS AND EXPENSES:
Cost of revenues	4,227	3,400	2,184	1,727
Depreciation and amortization	271	284	155	145
Selling, general and administrative	2,700	2,420	1,411	1,264
	7,198	6,104	3,750	3,136

INCOME FROM OPERATIONS	896	569	342	121

OTHER INCOME (EXPENSE):
Interest expense	(1,632)	(1,898)	(577)	(981)
Foreign exchange gain	157	29	111	26
Other expense	(326)		(316)
	(1,801)	(1,869)	(782)	(955)

NET LOSS	$(905)	$(1,300)	$(440)	$(834)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	52,830	19,903	55,304	28,686

LOSS PER COMMON SHARE
Basic and Diluted	$(0.02)	$(0.07)	$(0.01)	$(0.03)

COMPREHENSIVE LOSS:

Net loss	$(905)	$(1,300)	$(440)	$(834)

Other comprehensive income, foreign currency translation adjustment	417	765	349	761

Comprehensive loss	$(488)	$(535)	$(91)	$(73)

See accompanying notes to condensed consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Six Months Ended June 30, 2003 and 2002

(in thousands)

	2003	2002

NET CASH PROVIDED BY OPERATING ACTIVITIES	$521	$1

NET CASH USED IN INVESTING ACTIVITIES, purchase of property and equipment	(171)	(1,784)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of short-term debt		(262)
Proceeds from long-term debt		1,416
Payments of long-term debt	(111)	(29)
Proceeds from exercise of warrants		20

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(111)	1,145

EFFECT OF EXCHANGE RATE CHANGES ON CASH	194	351

NET INCREASE (DECREASE) IN CASH	433	(287)

CASH
Beginning of period	3,834	3,250

End of period	$4,267	$2,963

See accompanying notes to condensed consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.     Unaudited Statements.

The accompanying condensed consolidated financial statements of Trans World Corporation and Subsidiaries (collectively, the “Company” or “TWC”) for the six and three-month periods ended June 30, 2003 and 2002 are unaudited and reflect all adjustments of a normal and recurring nature to present fairly the consolidated financial position, results of operations and cash flows for the interim periods.  These unaudited condensed, consolidated financial statements have been prepared by the Company pursuant to the instructions to Form 10-QSB.  Pursuant to such instructions, certain financial information and footnote disclosures normally included in such financial statements have been condensed or omitted.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis or plan of operations, contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002.  The results of operations for the six and three-month periods ended June 30, 2003 are not necessarily indicative of the results that may occur for the year ending December 31, 2003.

2.     Liquidity.

On June 26, 2003, the Company completed an exchange agreement (the “June 2003 Exchange Agreement”) with the holders of its $20.0 million 12% Senior Secured Notes (the “Senior Notes”), whereby $18.45 million of note principal was exchanged for 452,797,000 shares of the Company’s common stock, $.001 par value per share (“Common Stock”) and $1.55 million was exchanged for seven-year, unsecured, variable rate promissory notes (the “Replacement Notes”).  In addition, approximately $2.5 million in pre-September 18, 2001 accrued and unpaid interest was converted into three-year, unsecured, promissory notes (the “Interest Notes”) bearing 8% interest and approximately $5.2 million of post-September 17, 2001 interest was waived and forgiven.

The June 2003 Exchange Agreement, which had 100% participation by the holders of the notes with 92.25% in aggregate value of the notes exchanging for Common Stock, both conditions of the offer, effectively reduced the Company’s long-term liabilities (net of approximately $1.7 million of unamortized debt discount) from approximately $28.4 million at March 31, 2003 to approximately $4.3 million at June 30, 2003.  Management believes that the enhanced consolidated balance sheet and improved results that are a product of the transaction have put the Company in a better position to secure additional financing, the proceeds from which would be used to (i) provide the Company with supplementary working capital to preserve and enhance the Company’s existing assets and (ii) acquire new businesses.

At June 30, 2003, the Company had a working capital deficit of approximately $492,000.  Given the favorable effect from the recapitalization and reduced interest expenses, the Company believes it can produce positive working capital in the future.

The Company has also taken several other steps to improve its consolidated financial position, including (i) the consummation of an exchange agreement with the holders of $4.8 million 12% Secured Senior Bonds (“LA Bonds”) (the “March 2002 Exchange Agreement”) which resulted in the conversion of such debt (and related accrued interest) to equity (hence reducing liabilities by $6.7 million); (ii) the doubling of the capacity of its casino in Hate near Znojmo, Czech Republic (“Znojmo”) from 11 to 22 gaming tables; (iii) the renovations of its casinos in Ceska Kubice, Czech Republic (“Ceska”) and in Rozvadov, Czech Republic (“Rozvadov”), which were completed in May 2002 and November 2002, respectively; (iv) the March 2002 buyout (purchase) of the Znojmo casino building lease, which effectively lowered the related interest rate from 19.0% to 6.2%; and (v) the development of a slot room and bar operation, Hollywood Spin, in space that the Company is leasing in a designer outlet mall in Hate, Czech Republic, which is scheduled to open in September 2003.

The Company is also studying several development projects in addition to the slot room and bar discussed above that management believes will enhance the Company’s results if pursued, including the potential development of a hotel in Hate, Czech Republic, the possible development of a fourth full-service casino in Europe, and the potential acquisition of existing hotels in Europe, for which the Company has set aside approximately $2.0 million in investment capital from asset sales and cash flow from operations.  There can be no assurances that management’s plans will be realized.

3.               Note Exchange Agreement

During June 2003, the Company completed the June 2003 Exchange Agreement (see Note 2 for further discussion).  The transaction increased the Company's stockholders' equity by approximately $21.4 million, detailed as follows (in millions):

Senior Notes, gross	$20.0
Unamortized debt discount	(1.5)
Post-September 17, 2001 interest forgiven	5.2
Issuance of Replacement Notes	(1.6)
Transaction costs	(0.7)
$21.4

The debt to equity conversion price of approximately $0.04 was a product of the terms of the June 2003 Exchange Agreement, which was designed to provide the noteholders who tendered in the exchange approximately 90% ownership of the Company's issued and outstanding common stock.  The Company believes the approximate $0.04 conversion price was representative of the fair value of the Company's common stock.  Accordingly, the transaction was accounted for as an even exchange of value, with no gain or loss recognized.  Further, the Company believes the post-September 17, 2001 interest forgiven was an inseparable component of the June 2003 Exchange Agreement and has accounted for this forgiveness as part of the overall transaction (e.g. an increase to additional paid in capital).

4.               Selected accounting policies and recent accounting pronouncements.

(a)          Earnings per share - Basic earnings (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per common share incorporate the dilutive effect of common stock equivalents on an average basis during the period.  The Company’s Common Stock equivalents currently include stock options and warrants.  Dilutive earnings (loss) per common share have not been presented for the six and three-month periods ended June 30, 2003 and 2002, since the inclusion of Common Stock equivalents would have been anti-dilutive.  Unexercised warrants and stock options to purchase approximately 6,039,163 and 5,809,163 shares of Common Stock as of June 30, 2003 and 2002, respectively, were not included in the computation of earnings (loss) per common share because to do so would be anti-dilutive for the periods presented.

(b)         Recent accounting pronouncements - During 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”.

SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133.  SFAS 150 requires certain freestanding financial instruments, such as mandatory redeemable preferred stock, to be measured at fair value and classified as liabilities.  The 2003 and 2004 implementation, if applicable, of SFAS 149 and SFAS 150, respectively, is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

(c)          Stock-based compensation - The Company complies with the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148.

The Company applies APB No. 25 and related interpretations in accounting for its stock option plans and, accordingly, no compensation cost has been recognized because stock options granted under the plans were at exercise prices which were equal to or above the market value of the underlying stock at date of grant.  Had compensation expenses been determined as provided by SFAS No. 123 using the Black-Scholes option pricing model, the pro forma effect on the Company’s net income (loss) would have been additional expenses of $1,555 and $1,639 for the six-month periods ended June 30, 2003 and 2002, respectively.

5.               Other items.

(a)          Litigation – The Company is involved in an action against Choice Capital Corporation (“Choice”) in United States (“US”) court (See:  Part II - Item 1.  “Legal Proceedings”).  The Company is not currently involved in any other material legal proceeding or litigation as of June 30, 2003.

(b)         Increase in authorized shares of Common Stock -  In order to allow for the June 2003 Note Exchange, the Company held a special meeting of stockholders on May 13, 2003, in which the stockholders voted to amend the Company’s Articles by increasing the authorized shares of Common Stock to 950,000,000 shares.

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

Period	US Dollar	Czech Koruna	Euro
April 2003 through June 2003	1.00	27.7484	0.8811
January 2003 through March 2003	1.00	29.5745	0.9326
April 2002 through June 2002	1.00	33.2383	1.0893
January 2002 through March 2002	1.00	36.2297	1.1405

Due to the fact that the Company’s operations are located in Europe, the financial results are subject to the influence of fluctuations in foreign currency exchange rates.  Reversing the trend of the first quarter of 2002, a period in which the Euro and other European currencies lost significant value versus the US Dollar (“USD”) negatively impacting the Company’s performance, these currencies strengthened against the USD in the first six months of 2003, which increased revenue totals converted into USDs.  However, since the Company’s revenues were earned in Euros and casino related expenses were paid in Czech Korunas, the Company benefited from a disproportionate change in the USD value of expenses versus revenues as a result of the fact that the Czech Koruna stabilized against the Euro in the 2003 reporting period while gaining on the USD.

The balance sheet totals of the Company’s foreign subsidiaries at June 30, 2003 were converted to USDs using the prevailing exchange rates at June 30, 2003, which are depicted in the following table.

As of	US Dollar	Czech Koruna	Euro
June 30, 2003	1.00	27.5840	0.8746

Critical Accounting Policies

Management has identified goodwill valuation as a critical accounting policy that affects the Company’s consolidated financial statements.  Goodwill, which represents the excess of cost of the Company’s Czech subsidiaries over the fair value of their net assets on the date of acquisition, was being amortized on a straight-line basis over seven years through December 31, 2001.  Under Statement of Financial Accounting Standards (“SFAS”) No. 142, effective the first quarter of the year ended December 31, 2002, goodwill is no longer subject to amortization over its estimated useful life; rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test.  During the quarter ended June 2002, the Company completed the first step of the required two-step impairment testing.  The first step of the impairment testing required the Company to compare the fair value of its Czech Republic reporting unit, the Company’s only reporting unit as defined under SFAS No. 142, to its carrying value (the net equity of the Company) to determine whether there was an indication that an impairment existed.  The fair value of the Czech Republic reporting unit was determined through a combination of recent appraisals of the Company’s real property, a multiple of earnings before interest, taxes, depreciation and amortization and the Company’s sale of its Spanish casino in 2001.  No impairment losses were recorded against goodwill of $3,579 upon the initial adoption of SFAS No. 142.  During the second quarter of 2003, as required by SFAS 142, the Company repeated the fair-value based testing of the carrying value goodwill related to its Czech Republic reporting unit and determined that no recording of impairment losses was warranted.

In June 2003, the Company completed the June 2003 Exchange Agreement (See Note 3 of the condensed consolidated financial statements for discussion of the accounting treatment).

Total Company:

Three Months Ended June 30, 2003 and 2002:

The changes in the consolidated results of the Company for the three month-period ended June 30, 2003 versus the results for the three month-period ended June 30, 2002 are depicted in the following table.

	Three Months Ended June 30, 2002	Change	Three Months Ended June 30, 2003

Net loss	(834)
Revenues		835
Cost of revenues		(457)
Depreciation and amortization		(10)
Selling, general and administrative		(147)
Interest expense		404
Foreign exchange gain on its deposits		85
Other		(316)
Net loss		394	(440)

Total revenue for the quarter ended June 30, 2003 was $4.1 million, which represented a 26%, or $835,000, improvement versus the second quarter of 2002 and is attributable to gains (14%) in the drop per head (“DpH”), the per guest average dollar value of gaming chips purchased, and vast improvement in slot revenues (66%).  Further, the strengthening of the Euro, the currency in which the Company’s revenues are earned, boosted the USD revenue reported for the three months ended June 30, 2003.  Total attendance during the quarter ended June 30, 2003 showed a marginal improvement over the same quarter in 2002, which helped to reduce the year-to-date attendance shortfall versus the same prior year period to 5.6% from a deficit of 12.6% as of March 31, 2003, and is attributable in large part to the promotional and advertising campaigns targeted toward two principal markets, Vienna, Austria and Regensburg, Germany.

In an effort to increase the frequency and duration of player visits, the Company increased its in-house promotions and expanded its entitlement programs, thereby increasing expenses in the second quarter of 2003 versus the same period in 2002.  Further, higher labor costs associated with five additional gaming tables that were not in operation in the comparable quarter of 2002 and revenue-based slot lease agreements also contributed to increases in the Company’s cost of revenues in the second quarter of 2003 versus the same quarter in 2002.

The Company continued its marketing and promotional programs in the quarter ended June 30, 2003, which included the Lucky Player program that was introduced in the fall of 2002.  Similar to the relationship of the Euro to the USD, Czech Korunas, the currency in which the majority of the Company’s expenses are paid, gained value versus the Euro, thus serving to increase the selling, administrative and general exchange rate fluctuation related expense.  As a result, total selling, general and administrative costs increased by $147,000 in the second quarter of 2003 as compared to the same period in 2002.

Interest expense declined $404,000 in the second quarter of 2003 versus the second quarter of 2002 due, principally, to the impact of the June 2003 Exchange Agreement on this expense.

The Company realized a foreign exchange gain of approximately $111,000 from its Euro currency bank deposits in the second quarter of 2003, which represented an increase of $85,000 versus the $26,000 foreign exchange gain in the comparable period in 2002.

In the quarter ended June 30, 2003, the Company’s $316,000 of other expenses consisted primarily of the write-off of financing related assets.

As a result, the Company incurred a net loss of $440,000 for the three-month period ended June 30, 2003, which represented a $394,000 improvement over the results of the same three-month period in 2002.

Six Months Ended June 30, 2003 and 2002:

The changes in the consolidated results of the Company for the six month-period ended June 30, 2003 versus the results for the six month-period ended June 30, 2002 are depicted in the following table.

	Six Months Ended June 30, 2002	Change	Six Months Ended June 30, 2003

Net loss	(1,300)
Revenues		1,421
Cost of revenues		(827)
Depreciation and amortization		13
Selling, general and administrative		(280)
Interest expense		266
Foreign exchange gain on its deposits		128
Other		(326)
Net loss		395	(905)

In the six months ended June 30, 2003, the Company earned revenues of $8.1 million, which represented an increase of $1.4 million as compared to the same period in 2002. Despite a slight dip in win percentage (“WP”) of 0.9 percentage points (“ppts”) and a 5.6% decrease in attendance, substantial increases (26.2%) in the DpH and slot revenues (70.1%), more than offset these declines.  The improvement in DpH was largely the result of management’s continued focus on refinement of guest relations and personalized service, while the renovated slot rooms in Ceska and Rozvadov, as well as the complete replacement of older Aristocrat slot machines with newer Novomatic machines in all Business Units, contributed to the improved slot revenues.  Additionally, the weakening of the USD against the Euro versus the same period last year helped to augment year-2003 revenues.

In the first half of 2003, cost of revenues of $4.2 million was 24.3% higher than in the first six months of 2002 due to a combination of labor cost increases associated with the operation of five additional gaming tables introduced in 2003, greater guest amenity expenses related to the aforementioned promotional efforts, and higher revenue-based lease expenses related to the Novomatic slot machines.

Selling, general, and administrative costs increased by $280,000 to $2.7 million in the first six months in 2003 versus the same period in 2002 due, in large part, to the write-off of development expenses related to a potential acquisition that was never completed, increased legal costs related to the closure of one of the Company’s subsidiaries, higher marketing expenses, including promotional expenses related to themed parties, the aforementioned marketing campaigns, and the replacement of billboards in Znojmo and Hate, Czech Republic.

Interest expense for the first six months of 2003 versus the same period in 2002 decreased by $266,000, primarily, as a result of the impact of the June 2003 Exchange Agreement on this expense.

A $157,000 foreign exchange gain was realized in the first half of 2003 versus a gain of $29,000 in the same period in 2002, which represented an increase of $128,000.

Other expenses were $326,000 higher in the six-month period ended June 30, 2003 than in the same period in 2002 and consisted mainly of the write-off of certain financing related assets.

As a result, the Company’s net loss of $905,000 for the six-month period ended June 30, 2003 represented a $395,000 improvement over the corresponding period in 2002.

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

Znojmo

Znojmo currently operates 22 gaming tables, which consist of 12 card tables, eight roulette tables, and two electro-mechanical roulette games.  It also has 57 slot machines, 55 of which are newer Novomatic machines, and parking for approximately 120 cars.

Management Company

On June 26, 2003, the Company completed the June 2003 Exchange Agreement with the holders of the Senior Notes, whereby $18.45 million of note principal was exchanged for 452,797,000 shares of Common Stock and $1.55 million was exchanged for the seven-year, unsecured, variable rate Replacement Notes.  In addition, approximately $2.5 million in pre-September 18, 2001 accrued and unpaid interest was converted into the three-year, unsecured, 8% Interest Notes and approximately $5.2 million of post-September 17, 2001 interest was waived and forgiven.

The debt to equity conversion price of approximately $0.04 was a product of the terms of the June 2003 Exchange Agreement, which was designed to provide the noteholders who tendered in the note exchange approximately 90% ownership of the Company’s issued and outstanding Common Stock.  As a result, the Company believes the approximate $0.04 conversion price was representative of the fair value of the Company’s Common Stock.  Accordingly, the transaction was accounted for as an even exchange of value, with no gain or loss recognized.

The June 2003 Exchange Agreement, which had 100% participation and 92.25% in aggregate value of the Senior Notes exchanging for Common Stock, both conditions of the offer, effectively reduced the Company’s long-term liabilities (net of approximately $1.7 million of unamortized debt discount) from approximately $28.4 million at March 31, 2003 to approximately $4.3 million at June 30, 2003.  Management believes that the enhanced consolidated balance sheet and improved results that are a product of the transaction have put the Company in a better position to secure additional financing, the proceeds from which would be used to (i) provide the Company with supplementary working capital to preserve and enhance the Company’s existing assets and (ii) acquire new businesses.

Under the terms of the June 2003 Exchange Agreement, the equity interests of TWC’s existing stockholders were diluted to 10% of the total shares outstanding.  The ownership interest held by all stockholders is subject to further dilution if and when the Company issues additional shares in the future, whether due to option or warrant exercises or for other corporate purposes.

Further, in conjunction with the June 2003 Exchange Agreement, the Company held a special meeting of stockholders on May 13, 2003.  In that meeting, its stockholders voted to amend the Company’s Articles by increasing the authorized shares of Common Stock to 950,000,000 shares.  Management anticipates that it will engage in a reverse stock split sometime in late 2003, in which every 100 shares of its Common Stock will be split down into one share.  Fractional shares will be rounded up and no stockholder will be cashed out in the reverse split.

Sales and Marketing

In the second quarter of 2003, the Company continued its efforts to boost attendance, enhance play volume, and increase the rate of repeat visitation by tailoring marketing initiatives to each unit’s individual client base.  In addition, management sought to develop and to reintroduce successful promotions that appealed to a greater range of players.  Media ads were concentrated in the regional market centers of Vienna, Austria and Regensburg, Germany and included television and radio bits; newspaper, billboard, taxi, and bus ads; and press releases.  Where possible, management participated in cost sharing arrangements with other non-gaming businesses in its media ads and promotions in order to minimize costs.  Management also continued its popular series of ethnically themed parties.  In April 2003, the Company, in collaboration with radio stations Charivari and Gong FM, sponsored the Stars on Ice event at the Regensburg Ice Stadium, and in May 2003, the Company also participated in the Further Messe regional trade show in Germany, where it introduced its own version of the game “Wheel of Fortune” and donated the proceeds from the game to local charities.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital, defined as current assets minus current liabilities, decreased $496,000 to a deficit of $492,000 at June 30, 2003 from a nominal working capital surplus of $4,000 at December 31, 2002.  The decrease was due, primarily, to a net increase in accounts payable of $267,000, an increase in current maturities of long-term debt of $794,000 (primarily the result of issuance of the Interest Notes), and a decrease in prepaid expenses and other current assets of $122,000, which were partially offset by a decrease in accrued expenses and other current liabilities of $254,000 (principally due to the payment of gaming taxes) and an increase in cash on hand of $433,000.

For the six months ended June 30, 2003, the Company had net cash provided by operations of $521,000.  This was, primarily, a result of a $905,000 net loss and a net decrease in operating assets and liabilities of $846,000, which were more than offset by $271,000 of depreciation and amortization, $411,000 of non-cash interest, an increase of $1,173,000 of accrued and unpaid interest, and a $417,000 increase attributable to a foreign currency translation adjustment.  For the six months ended June 30, 2003, net cash used in investing activities of $171,000 related, primarily, to the fit-out of the Company’s new operating unit in Hate, Czech Republic, Hollywood Spin, which is scheduled to open in September 2003, as well as minor property and equipment purchases and exchange rate fluctuations.  For the six months ended June 30, 2003, net cash used in financing activities of $111,000 represented partial principal repayment of an approximately $1.4 million loan used to purchase the Znojmo casino building.

The Company is obligated under various contractual commitments over the next five years.  The following is a summary of the five-year commitments of the Company as of June 30, 2003:

(in thousands) Contractual Obligation	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-term debt, US	$4,024	$760	$1,714	$—	$1,550
Long-term debt, foreign	1,411	376	809	226
Short-term debt	249	249
Operating leases	322	154	138	30
Employment agreements	995	530	465
Consulting agreements	68	27	41
Other agreements	95	95

Total contractual obligations	$7,164	$2,191	$3,167	$256	$1,550

On June 26, 2003 the Company completed the June 2003 Exchange Agreement with the holders of the Senior Notes, whereby $18.45 million of note principal was exchanged for 452,797,000 shares of the Company’s Common Stock and $1.55 million was exchanged for the seven-year, unsecured, variable rate Replacement Notes.  In addition, approximately $2.5 million in pre-September 18, 2001 accrued and unpaid interest was converted into the three-year, unsecured, 8% Interest Notes and approximately $5.2 million of post-September 17, 2001 interest was waived and forgiven.

The debt to equity conversion price of approximately $0.04 was a product of the terms of the June 2003 Exchange Agreement, which was designed to provide the noteholders who tendered in the exchange approximately 90% ownership of the Company’s issued and outstanding Common Stock.  The Company believes the approximate $0.04 conversion price was representative of the fair value of the Company’s Common Stock.  Accordingly, the transaction was accounted for as an even exchange of value, with no gain or loss recognized.

The June 2003 Exchange Agreement, which had 100% participation and 92.25% in aggregate value of the Senior Notes exchanging Common Stock, both conditions of the offer, effectively reduced the Company’s long-term liabilities (net of approximately $1.7 million of unamortized debt discount) from approximately $28.4 million at March 31, 2003 to approximately $4.3 million at June 30, 2003.

The Company had a working capital deficit of approximately $492,000 at June 30, 2003.  Given the favorable effect from the recapitalization and reduced interest expenses, the Company believes it can produce positive working capital in the future.

The Company has also taken several other steps to improve its consolidated financial position, including (i) the March 2002 Exchange Agreement, which resulted in the conversion of such debt (and related accrued interest) to equity (hence reducing liabilities by $6.7 million); (ii) the doubling of the capacity of Znojmo from 11 to 22 gaming tables; (iv) the renovations of its Ceska and Rozvadov, which were completed in May 2002 and November 2002, respectively; (v) the March 2002 buyout (purchase) of the Znojmo casino building lease, which effectively lowered the related interest rate from 19.0% to 6.2%; and (vi) the development of a slot room and bar operation, Hollywood Spin, in space that the Company is leasing in a designer outlet mall in Hate, Czech Republic, which is scheduled to open in September 2003.

In February 2001, Value Partners converted 5,657,453 of $0.01 warrants held by it.  In May 2002, the Company issued 23,270,833 shares of Common Stock to Value Partners in conjunction with the March 2002 Exchange Agreement.  With these additional equity holdings, Value Partners held a controlling 57.5% of the Company’s issued and outstanding Common Stock with warrants to acquire up to 59.6% of such Common Stock.  In conjunction with the June 2003 Exchange Agreement, Value Partners, which owned 66.6% of the Company’s long-term debt prior to the transaction, maintained its controlling interest in the Company pursuant to distribution of 327,010,388 shares to Value Partners, which exchanged its debt for Common Stock in the agreement.  This issue increased Value Partners equity interest in the Company to 70.7%.

PLAN OF OPERATIONS

TWC management will continue to develop marketing and operational strategies designed to increase attendance and revenues at its existing locations in the Czech Republic.  Management will strive to maximize the performance of its existing Business Units through a combination of revenue enhancement strategies and improved efficiencies.

With the June 2003 opening of a casino across the street from the Company’s property, local competition has intensified for Rozvadov.  In response, management is focusing on retaining customers and employees through a strategy of improving both the quality and scope of guest relations programs and emphasizing intrinsic employee benefits.

In Ceska, where the erosion of its customer base was most evident during the prior year, marketing and promotional efforts, in conjunction with the Company’s efforts in improving customer services, have been somewhat successful in reversing this negative trend.  Further, the increased marketing activities served to improve the DpH by 19% from the same period in 2002, in part, due to the Company’s participation in social and local business functions and its continued media advertising campaign in the Regensburg, Germany region.  Ceska will continue to cultivate this market as well as to improve its guest relation programs.

Znojmo, which draws its clientele from the largest and most affluent market of any of the Business Units, has been demonstrably active in targeting this market with its advertising initiatives as well as emphasizing internal promotions and personalized customer service to newcomers and regular players alike.  These tactics have produced a 31% growth in Znojmo’s DpH year-to-date thru June 2003 versus the comparable period in 2002.  Management is also developing strategies to entice potential players from visitors to the local designer outlet mall in its new slot room and bar operation, Hollywood Spin, which will be opening in September 2003 in the mall.  Further, advertising programs and cross-promotions that will draw mall visitors to the nearby Znojmo casino are being designed.

Other future development plans for the Company include the possible construction of a fourth full-service casino in the Czech Republic and the potential development of a hotel adjacent to the Znojmo casino.

Long Range Objective

The Company’s senior corporate-level management, some of whose backgrounds are in the hotel industry, has endeavored to rid the Company of unprofitable businesses, maximize the potential of the Company’s Czech Republic operations, and explore expansion of the Company through the addition of new businesses, including hotels.  Management is currently evaluating several potential expansion opportunities in Europe and the United States, subject to the availability of the necessary financing.  The Company has set aside approximately $2.0 million in investment capital from asset sales and cash flow from operations for an expansion project.

TWC has many competitive advantages.  The Company’s casinos, which operate under the brand name American Chance Casinos (“ACC”), have a reputation for consistently high quality and high levels of service in relaxed but exciting atmospheres.  Management has worked hard to make ACC be known as a reputable casino company in the Czech Republic through its consistent policies, professional management and strict adherence to all local gaming regulations.  With an appropriate long-term capital structure and adequate working capital, management believes that the Company’s business will remain viable and can reasonably be managed to produce higher margins in the future than those experienced in 2002 and in the six months ended June 30, 2003.  TWC’s strengthened capital structure should enable the Company to retain and attract high quality personnel and, most importantly, existing and future customers.

Management’s long-term goal is to create a hotel division while pursuing expansion of the casino division.  Acquisitions will be based on an evaluation of the potential return of projects that arise and the availability of financing to purchase additional assets.

Development

The Company is currently evaluating several possible acquisition prospects in addition to Hollywood Spin, including the development of a hotel in Hate, Czech Republic, the possible development of a fourth full-service casino in Europe, and the potential acquisition of existing hotels in Europe.  Management intends to pursue what it believes to be projects with the highest potential returns and greatest strategic value based on its detailed analyses of all potential investment opportunities.

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

ITEM 3.  CONTROLS AND PROCEDURES

The Company’s management evaluated, with the participation of its Chief Executive Officer/Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on such evaluation, the Chief Executive Officer/Chief Financial Officer has concluded that its disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and is operating in an effective manner.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

In October 2001, TWC filed a “Complaint for Damages” against Choice and Jude Onukuwa in the Superior Court of Fulton County, Georgia (Case No. CV43682).  The Company seeks to recover payments made to Choice in connection with a potential financing deal that Choice never closed, along with interest, attorney fees, damages for lost profits, and punitive damages.  In November 2001, Choice answered the complaint and included a counterclaim against the Company, which seeks punitive damages of $1.2 million for lost commissions related to the unconsummated deal.  In March 2003, the Company’s motion to compel discovery was granted and was unopposed.  In July 2003, TWC filed a motion for summary judgment, which it believes will receive a favorable court decision.

The Company believes that it has a strong case against Choice and that it has meritorious defenses to Choice’s counterclaims and intends to pursue the Company’s claims vigorously as well as to defend against Choice’s claims vigorously.

The Company is not currently involved in any other material legal proceeding or litigation as of June 30, 2003.

ITEM 2.                  CHANGES IN SECURITIES AND USE OF PROCEEDS

In March 2002, the Company executed an Exchange Agreement with the holders of $4.8 million 12% Secured Senior Bonds whereby this debt, together with $1.9 million of accrued and unpaid interest was exchanged in May 2002 for approximately 37.2 million shares of the Company’s Common Stock at a conversion price of $0.18 per share.

On June 26, 2003, TWC executed the June 2003 Exchange Agreement with the holders of its Senior Notes whereby this debt was exchanged for 452.8 million shares of the Company’s Common Stock at a conversion price of $0.04 per share and $1.55 million in principal value of the seven-year, unsecured, variable rate Replacement Notes.  In addition, certain bondholders also received the three-year, unsecured, 8%, Interest Notes in place of pre-September 18, 2001 accrued and unpaid interest on the Senior Notes.  As part of the terms of the exchange, post-September 17, 2001 accrued and unpaid interest on the Senior Notes was waived or canceled.

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES

With the completion of the June 2003 Exchange Agreement on June 26, 2003, the Company was no longer in default on the payment of interest on any of its Senior Notes and presently is in compliance with all of its outstanding debt instruments.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                  OTHER INFORMATION

None.

ITEM 6.                  EXHIBITS REPORTS ON FORM 8-K

EXHIBITS

31.1         Certification of Chief Executive Officer and Chief Financial Officer

32.1         Certification of Chief Executive Officer and Chief Financial Officer

REPORTS ON FORM 8-K

On May 15, 2003, the Company furnished the Securities and Exchange Commission (“SEC”) with a current report on Form 8-K under Item 5. Other Events and Required FD Disclosure announcing (i) the amendment to its Articles of Incorporation in which the number of authorized shares of its common stock was increased by

950,000,000 shares; and (ii) the issuance of a press release relative to the SEC declaring effective TWC’s Form S-4 registration statement, which registered 452,797,000 shares of its common stock for use in connection with the June 2003 Exchange Agreement.

On June 11, 2003, the Company furnished the SEC with a current report on Form 8-K under Item 5. Other Events and Required FD Disclosure announcing the issuance of a press release extending the expiration date of its offer in connection with the June 2003 Exchange Agreement from June 11, 2003 to June 26, 2003.

On June 23, 2003, the Company furnished the SEC with a current report on Form 8-K under Item 5. Other Events and Required FD Disclosure announcing the results of the participation by the holders of its Senior Notes in connection with the June 2003 Exchange Agreement as of June 20, 2003.

On June 26, 2003, the Company furnished the SEC with a current report on Form 8-K under Item 5. Other Events and Required FD Disclosure announcing the expiration of its offer in connection with the June 2003 Exchange Agreement, the participation by 100% of the holders of its Senior Notes pursuant to the June 2003 Exchange Agreement and the acceptance of all such tendered Senior Notes.

SIGNATURE

In accordance with the requirements of Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS WORLD CORPORATION

Date: August 12, 2003	By:	/s/ Rami S. Ramadan
President, Chief Executive Officer and Chief Financial Officer