Form 10QSB
period 2003-09-30
TRANS WORLD CORP
filed 2003-11-06
CIK 914577

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________.

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

Shares of the Registrant’s Common Stock, par value $.001, outstanding as of November 4, 2003:  503,145,175

Transitional Small Business Disclosure Format (check one:   YES  ☐              NO  ☒)

TRANS WORLD CORPORATION AND SUBSIDIARIES

FORM 10-QSB

FOR THE QUARTER ENDED September 30, 2003

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

September 30, 2003

(in thousands, except for per share data)

ASSETS
CURRENT ASSETS:
Cash	$4,253
Prepaid expenses and other current assets	398

Total current assets	4,651

PROPERTY AND EQUIPMENT, less accumulated depreciation of $2,523	6,546

OTHER ASSETS:
Goodwill	3,579
Deposits and other assets	951

Total other assets	4,530

$15,727

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term debt	$249
Accounts payable	512
Interest payable	40
Taxes payable to Czech taxing authorities	1,468
Long-term debt, current maturities	1,181
Accrued expenses and other current liabilities	1,625

Total current liabilities	5,075

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	3,973
Other	12

Total long-term liabilities	3,985

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 4,000 shares authorized,
none issued
Common stock $.001 par value, 950,000 shares authorized, 503,145 shares issued and outstanding	503
Additional paid-in capital	42,717
Accumulated other comprehensive income	1,187
Accumulated deficit	(37,740)

Total stockholders' equity	6,667

$15,727

See accompanying notes to condensed consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS) (Unaudited)

Nine and Three Months Ended September 30, 2003 and 2002

(in thousands, except for per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2003	2002	2003	2002

REVENUES	$12,538	$10,330	$4,444	$3,657

COSTS AND EXPENSES:
Cost of revenues	6,590	5,370	2,363	1,970
Depreciation and amortization	383	436	112	151
Selling, general and administrative	4,042	3,810	1,341	1,390
	11,015	9,616	3,816	3,511

INCOME FROM OPERATIONS	1,523	714	628	146

OTHER INCOME (EXPENSE):
Interest expense	(1,721)	(2,714)	(89)	(815)
Foreign exchange gain	179	(28))	22	(31)
Other expense	(326)	2	(0)	2
	(1,868)	(2,740)	(67)	(844)

NET INCOME (LOSS)	$(345)	$(2,026)	$560	$(698)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	204,578	30,083	503,126	50,112

INCOME (LOSS) PER COMMON SHARE
Basic and Diluted	$(0.00)	$(0.07)	$(0.00)	$(0.01)

COMPREHENSIVE INCOME/LOSS:

Net income (loss)	$(345)	$(2,026)	$560	$(698)

Other comprehensive income (loss), foreign currency translation adjustment	425	652	8	(139)

Comprehensive income/loss	$80	$(1,374)	$568	$(837)

See accompanying notes to condensed consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Nine Months Ended September 30, 2003 and 2002

(in thousands)

	2003	2002

NET CASH PROVIDED BY OPERATING ACTIVITIES	$1,088	$1,214

NET CASH USED IN INVESTING ACTIVITIES, purchase of property and equipment	(383)	(1,989)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of short-term debt		(400)
Proceeds from long-term debt		1,416
Payments of long-term debt	(486)	(115)
Proceeds from exercise of warrants	1	20

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(485)	922

EFFECT OF EXCHANGE RATE CHANGES ON CASH	200	(289)

NET INCREASE (DECREASE) IN CASH	420	(142)

CASH
Beginning of period	3,834	3,250

End of period	$4,253	$3,108

See accompanying notes to condensed consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Unaudited Statements.

The accompanying condensed consolidated financial statements of Trans World Corporation and Subsidiaries (collectively, the “Company” or “TWC”) for the nine and three-month periods ended September 30, 2003 and 2002 are unaudited and reflect all adjustments of a normal and recurring nature to present fairly the consolidated financial position, results of operations and cash flows for the interim periods. These unaudited condensed, consolidated financial statements have been prepared by the Company pursuant to the instructions to Form 10-QSB. Pursuant to such instructions, certain financial information and footnote disclosures normally included in such financial statements have been condensed or omitted.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis or plan of operations, contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002. The results of operations for the nine and three-month periods ended September 30, 2003 are not necessarily indicative of the results that may occur for the year ending December 31, 2003.

2.     Liquidity.

On June 26, 2003, the Company completed an exchange agreement (the “June 2003 Exchange Agreement”) with the holders of its $20.0 million 12% Senior Secured Notes (the “Senior Notes”), whereby $18.45 million, or 92.25%, of note principal was exchanged for 452,797,000 shares of the Company’s common stock, $.001 par value per share (“Common Stock”) and $1.55 million of note principal was exchanged for seven-year, unsecured, variable rate promissory notes (the “Replacement Notes”). In addition, approximately $2.5 million in pre-September 18, 2001 accrued and unpaid interest was converted into three-year, unsecured, promissory notes (the “Interest Notes”) bearing 8% interest and approximately $5.2 million of post-September 17, 2001 interest was waived and forgiven by the holders of the Senior Notes.

The June 2003 Exchange Agreement, which had 100% participation by the holders of the notes and $18.45 million in aggregate value of the notes exchanging for Common Stock, both conditions of the offer, effectively reduced the Company’s long-term liabilities (net of approximately $1.7 million of unamortized debt discount) from approximately $28.4 million at March 31, 2003 to approximately $4.3 million at June 30, 2003. Management believes that the enhanced consolidated balance sheet and improved results that are products of the transaction have put the Company in a better position to secure additional financing, the proceeds from which would be used to (i) provide the Company with supplementary working capital to preserve and enhance the Company’s existing assets and (ii) acquire new businesses.

At September 30, 2003, the Company had a working capital deficit of approximately $424,000. Given the favorable effect from the recapitalization and reduced interest expenses, the Company believes it can produce positive working capital in the future.

In addition to the June 2003 Exchange Agreement, the Company has also taken several other steps to improve its consolidated financial position, including (i) the consummation of an exchange agreement with the holders of $4.8 million 12% Secured Senior Bonds (“LA Bonds”) (the “March 2002 Exchange Agreement”) which resulted in the conversion of such debt (and related accrued interest) to equity (hence reducing liabilities by $6.7 million); (ii) the doubling of the capacity of its casino in Hate near Znojmo, Czech Republic (“Znojmo”) from 11 to 22 gaming tables; (iii) the renovations of its casinos in Ceska Kubice, Czech Republic (“Ceska”) and in Rozvadov, Czech Republic (“Rozvadov”), which were completed in May 2002 and November 2002, respectively; (iv) the March 2002 buyout (purchase) of the Znojmo casino building lease, which effectively lowered the related interest rate from 19.0% to 6.2%; and (v) the September 1, 2003 opening of Hollywood Spin Restaurant and Slot Bar (“Hollywood Spin”) in space that the Company leases in the Freeport designer outlet mall in Hate, Czech Republic.

The Company is also studying several development projects that management believes will enhance the Company’s results if pursued, including the potential development of a hotel in Hate, Czech Republic, the possible development of a fourth full-service casino in Europe, and the potential acquisition of existing hotels in Europe, for which the Company has set aside approximately $2.0 million in investment capital from asset sales and cash flow from operations. There can be no assurances that management’s plans will be realized.

3.     Note Exchange Agreement.

During June 2003, the Company completed the June 2003 Exchange Agreement (see Note 2 for further discussion). The transaction increased the Company’s stockholders’ equity by approximately $21.4 million, detailed as follows (in millions):

Senior Notes, gross	$20.0
Unamortized debt discount	(1.5)
Post-September 17, 2001 interest forgiven	5.2
Issuance of Replacement Notes	(1.6)
Transaction costs	(0.7)
$21.4

The debt to equity conversion price of approximately $0.04 was a product of the terms of the June 2003 Exchange Agreement, which was designed to provide the noteholders who tendered in the exchange approximately 90% ownership of the Company’s issued and outstanding Common Stock. The Company believes the approximate $0.04 conversion price was representative of the fair value of the Company’s Common Stock, which was supported by a report from Feldman Financial Advisors, Inc. Accordingly, the transaction was accounted for as an even exchange of value, with no gain or loss recognized. Further, the Company believes the post-September 17, 2001 interest forgiven was an inseparable component of the June 2003 Exchange Agreement and has accounted for this forgiveness as part of the overall transaction (e.g. an increase to additional paid in capital).

4.	Selected accounting policies and recent accounting pronouncements.

(a)

Earnings per share — Basic earnings (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share incorporate the dilutive effect of Common Stock equivalents on an average basis during the period. The Company’s Common Stock equivalents currently include stock options and warrants. Dilutive earnings (loss) per common share have not been presented for the nine and three-month periods ended September 30, 2003 and 2002, since the inclusion of Common Stock equivalents would have been anti-dilutive for the nine and three-month periods in 2002. Unexercised warrants and stock options to purchase approximately 6,226,663 and 6,016,663 shares of Common Stock as of September 30, 2003 and 2002, respectively, were not included in the computation of earnings (loss) per common share because to do so would be anti-dilutive for the 2002 period presented.

(b)

Recent accounting pronouncements — During 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Accounting for Stock-Based Compensation – Transition and Disclosure” and No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”

SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. SFAS 150 requires certain freestanding financial instruments, such as mandatory redeemable preferred stock, to be measured at fair value and classified as liabilities. The 2003 and 2005 implementation, if applicable, of SFAS 149 and SFAS 150, respectively, is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

(c)	Stock-based compensation — The Company complies with the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148.

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

	9/30/03		9/30/02
Net loss	$(345)		$(2026)
Stock-based employee compensation expense included
in net loss of related tax effects	--		--
Stock-based employee compensation determined under the fair value-based method, net of related tax effects	(13)		(12)
Pro forma	$(358)		$(2038)
Loss per common share, basic and diluted As reported	$(0.0	0)	$(0.07)
Pro forma	$(0.0	0)	$(0.07)

5.     Other items.

(a)

Litigation – The Company is involved in an action against Choice Capital Corporation (“Choice”) in United States (“US”) court (See: Part II — Item 1. “Legal Proceedings”). The Company is not involved in any other material legal proceeding or litigation as of September 30, 2003.

(b)

Increase in authorized shares of Common Stock — In order to allow for the June 2003 Note Exchange, the Company held a special meeting of stockholders on May 13, 2003, in which the stockholders voted to amend the Company’s Articles by increasing the authorized shares of Common Stock to 950,000,000 shares.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Exchange Rates

The actual 2003 and, with the exception of Hollywood Spin, 2002 operating results in local currency for the Company's four locations in the Czech Republic, Ceska, Rozvadov, Znojmo, and Hollywood Spin (collectively, the “Business Units”), were converted to USDs using the average exchange rates of the months in the reporting periods, the effective quarterly exchange rates of which are depicted in the following table.

Period	US Dollar	Czech Koruna	Euro
July 2003 through September 2003	1.00	28.5944	0.8882
April 2003 through June 2003	1.00	27.7484	0.8811
January 2003 through March 2003	1.00	29.5745	0.9326
July 2002 through September 2002	1.00	30.8771	1.0169
April 2002 through June 2002	1.00	33.2383	1.0893
January 2002 through March 2002	1.00	36.2297	1.1405

Due to the fact that the Company’s operations are located in Europe, the financial results are subject to the influence of fluctuations in foreign currency exchange rates. Continuing the trend of the first three quarters of 2002, a period in which the Euro and other European currencies strengthened against the USD, in the first nine months of 2003, these currencies modestly increased revenue totals converted into USDs. However, since the Company’s revenues were earned in Euros and casino related expenses were paid in Czech Korunas, the Company benefited from a disproportionate change in the USD value of expenses versus revenues as a result of the fact that the Czech Koruna stabilized somewhat against the Euro in the 2003 reporting period while gaining on the USD.

The balance sheet totals of the Company’s foreign subsidiaries at September 30, 2003 were converted to USDs using the prevailing exchange rates at September 30, 2003, which are depicted in the following table.

As of	US Dollar	Czech Koruna	Euro
September 30, 2003	1.00	27.4930	0.8625

Critical Accounting Policies

Management has identified the following as critical accounting policies that affect the Company’s consolidated financial statements.

Goodwill

Goodwill, which represents the excess of cost of the Company’s Czech subsidiaries over the fair value of their net assets on the date of acquisition, was being amortized on a straight-line basis over seven years through December 31, 2001. Under Statement of Financial Accounting Standards (“SFAS”) No. 142, effective the first quarter of the year ended December 31, 2002, goodwill is no longer subject to amortization over its estimated useful life; rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test. During the quarter ended June 2002, the Company completed the first step of the required two-step impairment testing. The first step of the impairment testing required the Company to compare the fair value of its Czech Republic reporting unit, the Company’s only reporting unit as defined under SFAS No. 142, to its carrying value (the net equity of the Company) to determine whether there was an indication that an impairment existed. The fair value of the Czech Republic reporting unit was determined through a combination of recent appraisals of the Company’s real property, a multiple of earnings before interest, taxes, depreciation and amortization and the Company’s sale of its Spanish casino in 2001. No impairment losses were recorded against goodwill of $3,579 upon the initial adoption of SFAS No. 142. During the second quarter of 2003, as required by SFAS 142, the Company repeated the annual fair-value based testing of the carrying value goodwill related to its Czech Republic reporting unit and determined that no recording of impairment losses was warranted.

June 2003 Exchange Agreement

In June 2003, the Company completed the June 2003 Exchange Agreement (see Notes 2 and 3 of the condensed consolidated financial statements for further discussion).  The transaction increased the Company’s stockholders’ equity by approximately $21.4 million. The debt to equity conversion price of approximately $0.04 was a product of the terms of the June 2003 Exchange Agreement, which was designed to provide the noteholders who tendered in the exchange approximately 90% ownership of the Company’s issued and outstanding Common Stock.  The Company believes the approximate $0.04 conversion price was representative of the fair value of the Company’s Common Stock.  Accordingly, the transaction was accounted for as an even exchange of value, with no gain or loss recognized.  Further, the Company believes the waiver by the holders of the Senior Notes of the post-September 17, 2001 interest was an inseparable component of the June 2003 Exchange Agreement and has accounted for this forgiveness as part of the overall transaction (e.g. an increase to additional paid-in- capital).

Total Company:

      Three Months Ended September 30, 2003 and 2002:

The changes in the consolidated results of the Company for the three month-period ended September 30, 2003 versus the results for the three month-period ended September 30, 2002 are depicted in the following table and include the results of the Company’s newest Business Unit, Hollywood Spin, which opened in Hate, Czech Republic on September 1, 2003. (For further discussion, see Administrative Issues.)

	Three Months Ended September 30, 2002	Change	Three Months Ended September 30, 2003

Net loss	(698)
Revenues		787
Cost of revenues		(393)
Depreciation and amortization		39
Selling, general and administrative		49
Interest expense		726
Foreign exchange gain on its deposits		52
Other		(2)
Net loss		1,258	560

For the quarter ended September 30, 2003, the Company achieved total revenue of $4.4 million, which represented a 22% improvement, or $787,000, versus the third quarter of 2002. The increase was attributable to (i) a 16% gain in the drop per head (“DpH”), the per guest average dollar value of gaming chips purchased; (ii) a substantial improvement in slot revenues (57%); (iii) a marginal improvement in the win percentage (“WP”) over the same period last year; and (iv) gains due to exchange rate translations. Although total attendance during the quarter ended September 30, 2003 was only in line with the comparable quarter in 2002, it did, however, serve to reduce the year-to-date through September 2003 attendance shortfall versus the same period last year. The improvement was largely due to the continued refinement of customer service, particularly, in Znojmo and Ceska as well as the continuation of promotional and media advertising campaigns targeting two principal markets, Vienna, Austria and Regensburg, Germany.

In the third quarter of 2003, the Company expanded its client entitlement programs through improvement of the quality of buffets offered, extension of its complimentary drinks policy, and introduction of new restaurant menus. These initiatives increased expenses in the third quarter of 2003 versus the same period in 2002. Further, cost increases from revenue-based slot lease agreements, in conjunction with the aforementioned strong slot revenue growth, and higher revenue-driven gaming taxes contributed to increases in the Company’s cost of revenues in the third quarter of 2003 versus the same quarter in 2002.

With respect to its marketing and promotional programs, the Company endeavored to take advantage of cost-sharing agreements and reallocation of certain marketing and promotional productions either in-house or to local agencies, which minimized costs in the quarter ended September 30, 2003. Successful marketing and promotional programs in the quarter included the continuation of the Lucky Player program that was first introduced in the fall of 2002, and the annual Fashion Show. Reversing the relationship of the Euro to the USD which the Euro gained value against the USD, Czech Korunas, the currency in which the majority of the Company’s expenses are paid, lost value versus the Euro in the third quarter of 2003 versus the same period in 2002, thus serving to reduce the selling, administrative and general exchange rate fluctuation related expense. As a result, total selling, general and administrative costs decreased by $49,000 in the third quarter of 2003 as compared to the same period in 2002.

Interest expense was $726,000 lower in the third quarter of 2003 than in the same quarter of 2002 due, principally, to the impact of the June 2003 Exchange Agreement.

The Company realized a foreign exchange gain of approximately $22,000 from its Euro currency bank deposits in the third quarter of 2003, which represented an increase of $53,000 versus the foreign exchange loss of $31,000 suffered in the comparable period in 2002.

As a result, the Company achieved a net income of $560,000 for the three-month period ended September 30, 2003, which represented a $1.3 million improvement over the results of the same three-month period in 2002.

      Nine months Ended September 30, 2003 and 2002:

The changes in the consolidated results of the Company for the nine month-period ended September 30, 2003 versus the results for the nine month-period ended September 30, 2002 are depicted in the following table.

	Nine Months Ended September 30, 2002	Change	Nine Months Ended September 30, 2003

Net loss	(2,026)
Revenues		2,208
Cost of revenues		(1,220)
Depreciation and amortization		53
Selling, general and administrative		(232)
Interest expense		993
Foreign exchange gain on its deposits		207
Other		(328)
Net loss		1,681	(345)

In the nine months ended September 30, 2003, the Company earned revenues of $12.5 million, which represented an increase of $2.2 million as compared to the same period in 2002. Despite a nominal dip in win percentage of 0.5 percentage points (“ppts”) and a 4.4% drop in attendance, substantial increases (22.9%) in DpH and slot revenues (64.4%) more than offset these declines. The improvement in DpH was largely the result of management’s continued focus on refinement of guest relations and personalized service, which included departmental training workshops and seminars, German language classes, and appointment of additional German-speaking hostesses. The improved slot revenues were attributable to the renovated slot rooms in Ceska and Rozvadov as well as the complete replacement of older Aristocrat slot machines with newer Novomatic machines in all Business Units. The weakening of the USD against the Euro versus the same period last year helped to enhance revenues for this nine month period.

In the first nine months of 2003, cost of revenues of $6.6 million was 22.7% higher than in the first nine months of 2002 due to a combination of labor cost increases associated with the operation of five additional gaming tables introduced in 2003, greater guest amenity expenses related to the aforementioned promotional efforts, and higher revenue-based lease expenses related to the Novomatic slot machines.

Selling, general, and administrative costs increased by $232,000 to $4.0 million in the first nine months in 2003 versus the same period in 2002 due, in large part, to the write-off of current year development expenses related to a potential acquisition that was never completed, increased legal costs related to the closure of one of the Company’s subsidiaries, higher marketing expenses, including promotional expenses related to theme parties, the aforementioned marketing campaigns, and the replacement of billboards in Znojmo and Hate, Czech Republic.

Interest expense decreased by $993,000 in the first nine months of 2003 versus the same period in 2002, primarily, as a result of the impact of the June 2003 Exchange Agreement.

$179,000 in foreign exchange gain was realized in the first three quarters of 2003 versus a net loss of $28,000 in the same period in 2002, which represented an increase of $207,000.

Other expenses were $328,000 higher in the nine-month period ended September 30, 2003 versus the comparable period in 2002 due, mainly, to the write-off of certain prior-year financing and development related assets.

Accordingly, the Company’s net loss of $345,000 for the nine-month period ended September 30, 2003 represented a $1.7 million improvement over the corresponding period in 2002.

Administrative Issues:

      Ceska

The Ceska casino, which has a Chicago-1920‘s theme, currently operates 15 gaming tables, including seven card tables, seven roulette tables, and one electro-mechanical, eight-position roulette game. It also has 49 slot machines, including 41 newer Novomatic machines, and parking for approximately 60 cars.

      Rozvadov

The Rozvadov casino, which as a Pacific South Seas theme, currently operates 10 gaming tables, including five card tables and five roulette tables. It also has 30 Novomatic slot machines, and parking for 40 cars.

      Znojmo

Znojmo, which as a Southern Antebellum theme, currently operates 22 gaming tables, which consist of 12 card tables, eight roulette tables, and two electro-mechanical roulette games. It also has 61 slot machines, 60 of which are newer Novomatic machines, and parking for approximately 120 cars.

      Hollywood Spin

In early 2002, work began on a designer outlet mall adjacent to the Company’s Znojmo casino. Recognizing the potential of the mall, which is expected to welcome approximately 1.5 million visitors in its first year of operation, TWC developed the Hollywood Spin restaurant and slot bar concept, which features extensive American movie related décor as well as American music and sports theme elements. In addition to a 76-seat restaurant and 16-seat bar, Hollywood Spin, which opened on September 1, 2003, features 40 Novomatic slot machines and two electro-mechanical, eight position roulette games.

The designer outlet mall has a parking capacity of approximately 1,000 cars.

      Management Company

Management anticipates that it will engage in a reverse stock split sometime in the last quarter of 2003, in which every 100 shares of its Common Stock will be split down into one share. Fractional shares will be rounded up and no stockholder will be cashed out in the reverse split.

Sales and Marketing

In the third quarter of 2003, the Company continued its efforts to boost attendance, enhance play volume, and increase the rate of repeat visitation by tailoring marketing initiatives to each unit’s individual client base. Further, management sought to develop and to reintroduce successful promotions that appealed to a greater range of players. Media ads were concentrated in the regional market centers of Vienna, Austria and Regensburg, Germany, and included television and radio spots; newspaper, billboard, taxi, and bus ads; complimentary vouchers; and press releases. Where possible, management participated in cost sharing arrangements with other non-gaming businesses in its media ads and promotions in order to minimize costs. Management also continued its popular series of ethnically themed parties. In the third quarter of 2003, the Company also concluded its successful Lucky Player promotions in Znojmo and Ceska and staged the annual Fashion Show.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital, defined as current assets minus current liabilities, decreased $428,000 to a deficit of $424,000 at September 30, 2003 from a nominal working capital surplus of $4,000 at December 31, 2002. The decrease was due, primarily, to a net increase in accounts payable of $126,000 and an increase in current maturities of long-term debt of $815,000 (primarily the result of issuance of the Interest Notes), and an increase in other current assets of $29,000, which were partially offset by a decrease in accrued expenses and other current liabilities of $65,000 (principally due to the payment of gaming taxes) and an increase in cash on hand of $420,000.

For the nine months ended September 30, 2003, the Company had net cash provided by operations of $1.1 million. This was, primarily, a result of a $345,000 net loss and a net decrease in operating assets and liabilities of $959,000, which were more than offset by $383,000 of depreciation and amortization, $411,000 of non-cash interest, approximately $1.2 million of waived and forgiven interest, and a $425,000 increase attributable to a foreign currency translation adjustment. For the nine months ended September 30, 2003, net cash used in investing activities of $383,000 related, primarily, to the fit-out of the Company’s new Business Unit in Hate, Czech Republic, Hollywood Spin, which opened on September 1, 2003, as well as minor property and equipment purchases and disposals and exchange rate fluctuations. For the nine months ended September 30, 2003, net cash used in financing activities of $485,000 represented, primarily, principal repayment of $296,000 of an approximately $1.4 million loan used to purchase the Znojmo casino building and principal repayment of $184,000 on the Interest Notes.

The Company is obligated under various contractual commitments over the next several years. The following is a summary of the five-year commitments of the Company as of September 30, 2003:

(in thousands) Contractual Obligation	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-term debt, US	$3,840	$775	$1,515	$-	$1,550
Long-term debt, foreign	1,314	406	908
Short-term debt	249	249
Operating leases	280	136	118	25
Employment agreements	863	530	333
Consulting agreements	61	27	34
Other agreements	50	50

Total contractual obligations	$6,656	$2,173	$2,908	$25	$1,550

The Company had a working capital deficit of approximately $424,000 at September 30, 2003. Given the favorable effect from the June 2003 Exchange Agreement and reduced interest expenses, the Company believes it can produce positive working capital in the future.

In addition to the June 2003 Exchange Agreement, the Company has also taken several other steps to improve its consolidated financial position, including (i) the March 2002 Exchange Agreement, which resulted in the conversion of such debt (and related accrued interest) to equity (hence reducing liabilities by $6.7 million); (ii) the doubling of the capacity of Znojmo from 11 to 22 gaming tables; (iv) the renovations of its Ceska and Rozvadov, which were completed in May 2002 and November 2002, respectively; (v) the March 2002 buyout (purchase) of the Znojmo casino building lease, which effectively lowered the related interest rate from 19.0% to 6.2%; and (vi) the launching of Hollywood Spin in space that the Company is leasing in a designer outlet mall in Hate, Czech Republic, which opened on September 1, 2003.

In February 2001, Value Partners converted 5,657,453 of $0.01 warrants held by it. In May 2002, the Company issued 23,270,833 shares of Common Stock to Value Partners in conjunction with the March 2002 Exchange Agreement. With these additional equity holdings, Value Partners held a controlling 57.5% of the Company’s issued and outstanding Common Stock with warrants to acquire up to 59.6% of such Common Stock. In conjunction with the June 2003 Exchange Agreement, Value Partners, which owned 66.6% of the Company’s long-term debt prior to the transaction, maintained its controlling interest in the Company pursuant to the distribution of 327,010,388 shares to Value Partners, which exchanged its debt for Common Stock in the agreement. This issue increased Value Partners equity interest in the Company to 70.7%.

PLAN OF OPERATIONS

TWC management will continue to develop marketing and operational strategies designed to increase attendance and revenues at its existing locations in the Czech Republic. Management will strive to maximize the performance of its existing Business Units through a combination of revenue enhancement strategies and improved efficiencies.

With the June 2003 opening of a casino across the street from the Company’s property, local competition has intensified for Rozvadov. Compounding this, the regional economy in the quarter reviewed weakened, thus reducing the overall customer base for the casino. In response, management is focusing on retaining existing customers and employees through a strategy of improving both the quality and scope of guest relations programs, emphasizing intrinsic employee benefits and customer service training. Further, a slate of in-house promotional activities is planned.

In Ceska, where the erosion of its customer base was most evident during the prior year, marketing and promotional efforts, in conjunction with the Company’s efforts in improving customer service, have been somewhat successful in reversing this negative trend. Further, the increased marketing activities served to improve the DpH by 18.4% from the same period in 2002, in part, due to the Company’s participation in social and local business functions and its continued media advertising campaign in the Regensburg, Germany region. Ceska will continue to cultivate this market as well as to improve its guest relations programs.

Znojmo, which draws its clientele from the largest and most affluent market of any of the Business Units, has been demonstrably active in targeting this market with its media advertising initiatives as well as emphasizing internal promotions and personalized customer service to newcomers and regular players alike. These tactics have produced a 27.9% growth in Znojmo’s DpH year-to-date thru September 2003 versus the comparable period in 2002. Management is also developing strategies to entice visitors to the Freeport designer outlet mall toward its new restaurant, bar and slot room operation, Hollywood Spin, which opened in September 2003 within the mall. Further, advertising programs and cross-promotions that will draw mall visitors to the nearby Znojmo casino are being considered.

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

TWC has many competitive advantages. The Company’s casinos, which operate under the brand name American Chance Casinos (“ACC”), have a reputation for consistently high quality and high levels of service in relaxed but exciting atmospheres. Management has worked hard to make ACC be known as a reputable casino company in the Czech Republic through its consistent policies, professional management and strict adherence to all local gaming regulations. With an appropriate long-term capital structure and adequate working capital, management believes that the Company’s business will remain viable and can reasonably be managed to produce higher margins in the future than those experienced in 2002 and in the nine months ended September 30, 2003. TWC’s strengthened capital structure should enable the Company to retain and attract high quality personnel and, most importantly, existing and future customers.

Management’s long-term goal is to create a hotel division while pursuing expansion of the casino division. Acquisitions will be based on an evaluation of the potential return of projects that arise and the availability of financing to purchase additional assets.

Development

The Company is currently evaluating several possible acquisition prospects, including the development of a fourth full-service casino in Europe, construction of two hotels, and the potential acquisition of existing hotels in Europe. Management intends to pursue what it believes to be projects with the highest potential returns and greatest strategic value based on its detailed analyses of all potential investment opportunities.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In October 2001, TWC filed a “Complaint for Damages” against Choice and Jude Onukuwa in the Superior Court of Fulton County, Georgia (Case No. CV43682), in which the Company seeks to recover payments made to Choice in connection with a potential financing deal that Choice never closed, along with interest, attorney fees, damages for lost profits, and punitive damages. In July 2003, TWC filed a motion for summary judgment, which was granted in mid-August 2003, providing for a 30-day appeal period. In late October 2003, after the expiration of the appeal period, the Company proceeded to file a motion for final judgment, which it believes will receive a favorable court decision.

The Company is not involved in any other material legal proceeding or litigation as of September 30, 2003.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In September 2003, the Company issued 20,000 shares of its Common Stock in connection with the exercise of options by one of its executives.

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

TRANS WORLD CORPORATION

Date: November 6, 2003	By:	/s/ Rami S. Ramadan
President, Chief Executive Officer and Chief Financial Officer