Form 10KSB
period 2003-12-31
TRANS WORLD CORP
filed 2004-03-05
CIK 914577

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-KSB

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES    ☒      NO    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.      ☐

The issuer’s revenues for the year ended December 31, 2003 were approximately $17,605,000.

As of February 23, 2004, 503,145,175 shares of Common Stock of the Registrant were deemed outstanding, and the aggregate market value of the Common Stock of the Registrant as of that date (based upon the $0.03 closing price of the Common Stock at that date as reported by the OTC Bulletin Board), excluding outstanding shares beneficially owned by directors and executive officers, was approximately $15.094 million.

Transitional Small Business Disclosure Format (check one:   YES     ☐      NO    ☒  )

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
Forward-Looking Statements
Exchange Rates
Critical Accounting Policies
Results of Operations
Business Units
Ceska, Czech Republic
Rozvadov, Czech Republic
Znojmo, Czech Republic
Hollywood Spin, Czech Republic
Liquidity and Capital Resources
Plan of Operations and Important Factors to Consider
Positive Stockholders’ Equity; Positive Operating Income
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
Code of Ethics
.	Item 11.	Security Ownership of Certain Beneficial Owners and Management
	Item 12.	Certain Relationships and Related Transactions
	Item l3.	Exhibits and Reports on Form 8-K
(a)Exhibits
(b)Reports on Form 8-K
EXHIBITS INDEX
SIGNATURES AND CERTIFICATIONS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

iii

Item 1.  Description of Business.

General Development of Business

Trans World Corporation (herein referred to as the “Company” or “TWC”) owns and operates three full-service casinos, which are located in Ceska Kubice (“Ceska”), Rozvadov (“Rozvadov”), and Hate (near Znojmo) (“Znojmo”) in the Czech Republic, and a casino slot bar and restaurant (“Hollywood Spin”), which is also located in Hate, Czech Republic.  The casinos, which operate under the brand name American Chance Casinos (“ACC”) and showcase themes portraying recognizable eras of American history, are located at border locations and draw the majority of their clients from Germany and Austria.  One of the Company’s casinos has a Chicago 1920’s era theme, one casino has a Southern Antebellum theme, another casino has a Pacific South Seas theme, and the fourth unit has a predominantly Hollywood theme.  ACC’s operating strategy centers on differentiation of its products from the alternative German and Austrian casinos, which have very formal atmospheres.  Management has endeavored to create gaming environments with casual and exciting atmospheres that emphasize relaxed entertainment.  Further, as part of its ACC operating formula, management has striven to highlight the integrity and professionalism of its American owned operations as a means of allaying any concerns that German and Austrian clients might have about gambling abroad.

TWC was organized as a Nevada corporation in October 1993 to acquire, develop and manage, to the extent permitted by applicable local laws, gaming establishments featuring live and mechanized gaming, including video gaming devices such as video poker machines.  With the 1994 acquisition of several Louisiana-based entities, TWC conducted operations under these guidelines.  In 1998, faced with a closing date of June 30, 1999 for its Louisiana operations as a result of changes in laws governing the legality of operating video gaming devices in the State of Louisiana, TWC amended its operating strategy by shifting its focus to the casino market in Europe and acquired three casinos, one located in Spain, Casino de Zaragoza, S.A. (“CDZ”), which included a hotel, and two casinos located in the Czech Republic, as well as a parcel of land also located in the Czech Republic.  The Company also operated two other casinos in Europe under management agreements, which have since been closed due to gaming law changes, opened an additional casino on the parcel of land that was purchased in 1998, sold its interest in CDZ, and opened a slot bar and restaurant operation in a designer outlet mall located in Hate, Czech Republic adjacent to the Znojmo casino.

The Company, which is headquartered in New York City, has no operating presence in the United States.

Current Operations

On March 31, 1998, the Company consummated a Stock Purchase Agreement (“Stock Purchase Agreement”) with 21st Century Resorts a.s., an owner-operator of two casinos, and the owner of property to build a third casino, in the Czech Republic (“Resorts”), and Gameway Leasing Limited and Monarch Leasing Limited, two off-shore affiliates of Resorts which leased equipment to Resorts and the stockholders of Resorts (the “Selling Stockholders”).  Pursuant to the Stock Purchase Agreement, the Company acquired 100% of the equity interests of Resorts, its two operating subsidiaries and all of the assets of Gameway Leasing Limited and Monarch Leasing Limited for the purchase price of $12.6 million, including the cost of initial improvements to the acquired assets. On March 31, 1998, the Company, with the assistance of Libra Investments, Inc., Los Angeles, California (“Libra”) acting as placement agent, borrowed $17.0 million from 14 sophisticated, accredited lenders in a private placement (the “March 1998 Private Placement”). The loan was represented by 12% Senior Secured Notes (the “Senior Notes”) issued pursuant to indentures (the “Indentures”) by and among TWC, TWG International U.S. Corporation (“TWGI”), TWG Finance Corp. (“TWGF”), wholly-owned subsidiaries of TWC), and U.S. Trust Company of Texas, N.A., which was subsequently replaced by the Bank of New York Company of Florida, N.A., acting as indenture trustee. The Senior Notes required mandatory prepayments based upon excess cash flow generated by TWGI from the operation of Resorts and bore interest at the rate of 12% per annum. (See Periodic Reports Form 8-K and the Amended Periodic Report on Form 8-K/A filed with the Securities and Exchange Commission (“SEC”) on April 14, 1998 and June 15, 1998, respectively.) The proceeds of the Senior Notes were used to pay the net acquisition costs of, and improvements to, Resorts totaling approximately $12.6 million, to repay the First Amended

Loan Agreement in the amount of $1.3 million, to cover costs and expenses of $1.4 million relating to the March 1998 Private Placement and to provide working capital of $1.7 million.

The assets acquired with the purchase of Resorts include the Ceska casino, which is located near the border with Germany.  Ceska is patronized primarily by Germans and currently has 15 gaming tables and 46 slot machines as well as a bar/restaurant area and features a Chicago 1920’s era theme.  The purchase also included the Rozvadov casino, which is located approximately four miles from the region’s main highway, not far from the German border and caters, as in Ceska, to a predominantly German clientele.  This casino, which has a Pacific South Seas theme, currently has 10 gaming tables and 30 slot machines, and includes a bar/restaurant area.  The final piece of the purchase was a parcel of land near Znojmo upon which a third Czech Republic casino was constructed.  The Znojmo casino opened in December 1999 with 11 gaming tables and 42 slot machines.  It has a Southern Antebellum theme and draws the bulk of its customers from the northern suburbs of Vienna, Austria.  Pursuant to demand driven expansion projects, the casino has been expanded to 22 gaming tables and 61 slot machines.  The casino also includes a bar/restaurant area.  In September 2003, the Company opened its newest unit, Hollywood Spin, in conjunction with the opening of a designer outlet mall located in the tax-free zone between the Austrian and Czech borders.  The unit, which operates under a retail lease, showcases extensive American film, sports and music themes and includes four gaming tables and 32 slot machines, in addition to a restaurant and bar.

On October 15, 1999, the Company borrowed $3.0 million in a private placement (“October 1999 Private Placement”).  That loan was also represented by 12% Senior Secured Notes (“October 1999 Senior Notes”) issued pursuant to indentures by and among the Company and an independent indenture trustee, the terms of which were identical to those in the notes issued in the March 1998 Private Placement.  The October 1999 Senior Notes, which were scheduled to be due March 2005, required mandatory prepayments based on excess cash flow generated from Resorts.  The March 1998 Senior Notes and the October 1999 Senior Notes were collateralized, primarily, by all of Resort’s gaming equipment and a majority interest in the capital stock of all of the Company’s subsidiaries.  In addition to the October 1999 Senior Notes, each investor received a proportionate share of warrants to purchase 1,250,728 shares of the Company’s common stock, $.001 par value per share (“Common Stock”) at an exercise price of $0.01 per share.  The proceeds of the October 1999 Senior Notes were used to retire a $1.0 million short-term debt obligation related to the acquisition of CDZ, to make an interest payment of approximately $250,000 on said debt, and to finance the equipment, working capital, and pre-opening costs associated with the opening of the Znojmo casino.

On June 26, 2003, the Company completed an exchange agreement (the “June 2003 Exchange Agreement”) with the holders of the Senior Notes, whereby $18.45 million of the $20.00 million note principal, or 92.25%, was exchanged for 452,797,000 shares of the Company’s Common Stock and the remaining $1.55 million was exchanged for seven-year, unsecured, variable rate promissory notes (the “Replacement Notes”).  In addition, approximately $2.5 million in pre-September 18, 2001 accrued and unpaid interest was converted into three-year, unsecured, promissory notes (the “Interest Notes”) bearing 8% interest and approximately $5.2 million of post-September 17, 2001 interest was waived and forgiven by the holders of the Senior Notes.

Corporate Information

The Company’s corporate offices are located at 545 Fifth Avenue, Suite 940, New York, New York 10017, and its telephone number is (212) 983-3355.

OTC Bulletin Board

The Company’s Common Stock was quoted on the OTC Bulletin Board under the symbol TWCP.OB.  With the announcement of the reverse stock split, the Company’s Common Stock will be quoted under a new symbol which will be assigned by the NASDAQ Stock Market, Inc. on or before the effective date of the reverse stock split.  The Company will make a public announcement disclosing the new stock symbol on or before the effective date of the reverse stock split (See Note 11 of the Notes to the Consolidated Financial Statements – “Subsequent Event.”).

Description of Business

The Company is engaged in the acquisition, development and management of niche casino operations in Europe, which feature gaming tables and mechanized gaming devices, such as slot and video poker machines, as well as the acquisition, development and management of small to midsize hotels, which may include casino facilities.  In anticipation of its diversification into the hotel industry, in July 2000, the shareholders voted to amend the Company’s Articles of Incorporation by changing its name from “Trans World Gaming Corp.” to “Trans World Corporation”.  The Company’s name change was based on the importance of the Company’s name accurately conveying its desired identity as not solely an owner/operator of gaming operations.  TWC’s planned expansion into the hotel industry is founded on management’s belief that hotels in the small to midsize boutique class are complementary to the Company’s brand of niche casinos, that opportunities in one of these two industries often lead to, or are tied to, opportunities in the other industry, and that a more diversified portfolio of assets will give the Company greater stability and make it more attractive to potential investors.  Further, some of the Company’s top management has significant experience in the hotel industry.

Industry Overview

Prior to the amendments to the Czech gaming regulations in December 1998, local municipalities were empowered to grant casino licenses in their regions. The amendments to the gaming legislation removed that right from the local governments and effectively eliminated exclusivity. Since this licensing change, four casinos have opened in Folmava, Czech Republic, one of which has since closed, which operate in direct competition with the Company’s Ceska casino due to their proximity.  The Znojmo casino currently has only one surviving local competitor, out of four competitors from a year ago, offering live games.  None of the competitors were located in the duty free zone between the border posts, as is the case with TWC’s casino.  In addition to the remaining competitor, a casino is in the development stage, and is planned to be located in the duty free zone.  In early 2000, in response to increased competition from casinos located in the Czech Republic, the German government issued 12 new gaming licenses in the Bavarian region of Germany.  Since being opened in the spring of 2000, two of the Bavarian casinos that went into operation as a result of issuance of the additional licenses have operated in direct competition with TWC’s casinos in Ceska and Rozvadov.  Further, in June 2003, a new competitor casino began operation across the street from the Company’s casino in Rozvadov.

The casinos in Germany and Austria have formal atmospheres and an air of exclusivity.  ACC’s brand of casinos offers a relaxed but exciting, informal atmosphere, which has proven to be a desirable alternative.  Further, ACC has established itself as a reputable casino company in the Czech Republic through its consistent policies, professional service, and strict adherence to all local gaming regulations.

In conformity to the European Union (“EU”) taxation legislation (as part of its joining in 2004), the Czech Republic’s value added tax (“VAT”) will increase from its current 5% to 22%, effective January 2004, for all inter-EU generated purchases, while identical VAT increases will impact all non-EU generated purchases, commencing in May 2004.

Further, in January of 2004, the Czech government eliminated the social security tax waiver on foreigners employed in the country.  The impact of this change will require an employer contribution of 26% of salary toward this fund, with a corresponding employee contribution of 8%.  The estimated maximum impact of this change on TWC’s operational costs is $100,000 per year.

The Company’s Facilities

The Ceska casino, which has a Chicago-1920’s theme, currently has 15 gaming tables, including seven card tables, seven roulette tables, and one electro-mechanical, eight-position roulette machine.  It also has 46 slot machines, including 44 newer-style Novomatic machines; and parking for approximately 60 cars. The Rozvadov casino, which has a South Pacific theme, currently operates 10 gaming tables, including five card tables and five roulette tables; 30

Novomatic slot machines; and parking for 40 cars.  In Znojmo, the casino features a Southern Antebellum theme and includes 22 gaming tables, which consist of 12 card tables, eight roulette tables, and two electro-mechanical roulette machines; 61 slot machines, 60 of which are newer-style Novomatic machines; and parking for approximately 120 cars.  Nearby, in the designer outlet mall, Hollywood Spin offers two card tables, two electro-mechanical roulette machines, 32 Novomatic slot machines, a 76-seat restaurant and 16-seat bar.

Future Operations

The Company is pursuing construction of a three-star hotel, which would be connected to the Znojmo casino and be built on Company-owned land.  The hotel design has been completed and the Company is actively seeking funding for the project.

Management has procured environmental and zoning approvals for the construction of its fifth casino in the region and is awaiting the approval of its application for construction permits, which is expected by mid-March 2004.  Management believes that ground breaking on the casino will take place rapidly thereafter and that the casino will be in operation by the end of 2004.  Such an addition would allow the Company to attract clientele from a sizable and largely untapped foreign market and to take advantage of its existing infrastructure, thereby benefiting from economies of scale.

Except as described above, the Company has no specific arrangements or understandings with respect to the management or acquisition of any gaming facility. There can be no assurance that the Company will manage or acquire any other gaming facilities in the future.

The Company is also evaluating several possible acquisition prospects, which include existing hotels in Europe and development of two hotels in Germany.  Management intends to pursue what it believes to be projects with the highest potential returns and greatest strategic value based on its analyses of all potential investment opportunities.

Long Range Objectives

The combination of the volatile nature of the gaming industry in which TWC operates exclusively, and that, prior to the June 2003 Exchange Agreement, it was highly leveraged, have undermined its efforts to secure additional financing for growth.  Moreover, these factors have prompted the Company to seek diversification in its operations.  Thus, the Company’s senior corporate-level management, some of whose backgrounds are in the hotel industry, has endeavored to maximize the potential of the Company’s existing Czech Republic operations and explore expansion of the Company through the addition of new non-gaming business units.  In addition to evaluating expansion opportunities in the Czech Republic, management is pursuing several potential hotel acquisition projects elsewhere in Europe, subject to the availability of the necessary financing.  Management’s long-term goal is to create two hotel divisions, a Europe-based division and thereafter a U.S.-based division, while pursuing expansion of the casino division.  Acquisitions will be based on evaluations of the potential returns of projects that arise and the availability of financing to purchase additional assets.

In conjunction with its expansion, the Company will seek to establish or develop a signature property and will create a brand name for this prototype hotel.  Thereafter, the Company will expand its newly created chain by adding hotels that, and transforming hotels to, conform to the Company’s established brand image.  Management’s long-term goal is to expand the TWC hotel chain to 40-60 units and to expand its casino division to 10-12 units.  There can be no assurances that management’s plans and long-range objectives will be realized.

Marketing

In the year ended December 31, 2003, the Company refined its marketing programs by coinciding the timing of each planned event with existing holidays and special occasions.   Further, the event calendar was expanded and certain

innovative player incentive games were launched.  Some of these programs were applied to all ACC business units, while others were casino specific.  Further, the Company participated in several high-profile community events, including the Chamlanschau Trade Show, and sponsored several athletic teams in the year, as a way to further promote its image and positive contribution to the various communities in which the Company operates its casinos.  The Company also reintroduced its popular, ethnic-themed and holiday-related parties, which featured live entertainment, raffles and complimentary grand buffets.  The Company also continued its media campaigns in key cities, notably Vienna and Regensburg and its surrounding region. See Item 6. “Management’s Discussion and Analysis or Plan of Operations – Results of Operations – Business Units.”

Regulations and Licensing

During the quarter ended June 30, 1998, the Czech Republic House of Deputies passed an amendment to the gaming law, which restricted foreign ownership of casino licenses. In response thereto, the Company restructured its subsidiaries and Czech legal entities to comply with the amendment and was subsequently granted a 10-year license.  There can be no assurance that the authorities in the Czech Republic will not amend the gaming law as it pertains to foreign ownership of casino licenses.  In the event the gaming laws are amended in the future, it may have a material adverse effect on the Company’s future profitability and operations. Further, there has been increased competition in the areas where the Company operates because local municipalities no longer have control over the issuance of casino licenses, thereby effectively eliminating exclusivity.

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

Gaming Taxes

Gaming tax rates in the Czech Republic, which were revised by the local Ministry of Finance in June of 2001, averaged approximately 16.7% of total gaming revenues for the year ended December 31, 2003 and currently consist of gaming taxes of 11% of total gaming revenue, charity taxes of 10% of total gaming revenue net of gaming taxes, and 6% of slot revenue of 5.0 million Czech Korunas (approximately $192,000) or less and 8% if above this threshold (both net of slot licensing fees).  There can be no assurances that tax rates, fees, or other payments applicable to the Company’s gaming operations will not be increased in the future.

Competition

The Company’s operations in the Czech Republic compete with a number of local and foreign casinos.  The Ceska unit competes with three casinos in the immediate vicinity and three additional casinos in the greater region, two of which are located in Germany.  The Rozvadov casino competes with two casinos in the local area, one of which opened in June 2003 across the street from the Company’s Rozvadov casino, and four other casinos in the greater region, one of which is located in Germany.   The Znojmo casino faces competition from two local casinos, none of which are located in the duty free zone, as is TWC’s facility.  In addition to the current competitors, development of a new casino is underway in the duty free zone.  (See “Industry Overview”.)

Employees

As of February 23, 2004, the Company had a total of 399 employees, including 125 in its casino in Ceska, 75 in its casino in Rozvadov, 167 in its casino in Znojmo, 14 in its casino in Hollywood Spin, 13 in its regional office in the Czech Republic, and five in the Company’s headquarters in New York.  The Company believes that its employee relations are excellent.

Item 2. Description of Property

Corporate Offices

The Company’s corporate offices are located at 545 Fifth Avenue, Suite 940, New York, New York, occupying 1,559 square feet of office space under a lease at the rental rate of $6,481 per month, expiring in December 2005.

Czech Republic

The Company leases a 5,000 square foot casino facility in Ceska at a rent of approximately $1,921 (50,000 Czech Korunas) per month.  The casino building lease expires in 2010.  The Company also owns a parcel of land in Folmova, Czech Republic in the same region as the existing Ceska casino.

The Company leases accommodations for staff in Ceska Kubice at the rate of approximately $3,496 (91,000 Czech Korunas) per month and for staff in Znojmo at the rate of approximately $6,032 (157,000 Czech Korunas) per month.

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

In April 2002, TWC acquired a parcel of land at a border location in the Czech Republic, on which it intends to build its fifth casino.

Item 3.      Legal Proceedings.

Former President and Chief Operating Officer

On February 14, 2003, TWC executed a two-part settlement agreement with the Company’s former President and Chief Operating Officer, pursuant to which, in exchange for cash payments that ended on January 15, 2004 but did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows, the former President and Chief Operating Officer agreed to discontinue all litigation brought against the Company, including litigation concerning CDZ, and to return the share of CDZ stock to the Company, which he had held for the Company as an accommodation.  In accordance with the settlement terms, the Company discontinued its lawsuit against its former President and Chief Operating Officer.

Choice Capital Corporation

In October 2001, the Company filed a “Complaint for Damages” against Choice Capital Corporation, a/k/a Choice International Corporation (“Choice”) and Jude Onukuwa in the Superior Court of Fulton County, Georgia.  The Company sought to recover payments made to Choice in connection with a financing transaction that never closed as well as interest on the payments. After the expiration of the discovery period, TWC moved for summary judgment, which the court granted with regard to TWC’s claim for return of the payments in controversy.  Further, the court also dismissed Choice’s counterclaim.  Thereafter, TWC petitioned the court to award it interest and to conclude the litigation by issuing a final judgment in TWC’s favor.  The court granted the petition on December 16, 2003.  The final judgment awarded TWC pre-judgment and post-judgment interest.  Choice has filed an appeal from the final judgment; however, TWC is confident that its position will be upheld by the Georgia Court of Appeals.  The Company believes that it has a strong case against Choice and intends to pursue the Company’s claims vigorously.  Because the judgment is solely in TWC’s favor and all claims against TWC have been dismissed or withdrawn, no provision for liability to the Company that may result upon adjudication has been made in the accompanying consolidated financial statements.

The Company is not currently involved in any other material legal proceeding nor was it involved in any other material litigation during the year ended December 31, 2003.

Item 4.      Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

PART II

Item 5.      Market for Common Equity and Related Stockholder Matters.

The Company’s Common Stock was quoted on the OTC Bulletin Board under the symbol TWCP.OB. With the announcement of the reverse stock split, the Company’s Common Stock will be quoted under a new symbol, which will be assigned by the NASDAQ Stock Market, Inc.on or before the effective date of the reverse stock split.  The Company will make a public announcement disclosing the new stock symbol on or before the effective date of the reverse stock split. (See Note 11 of the Notes to the Consolidated Financial Statements – “Subsequent Event.”

As of February 23, 2004, the Company’s stock price was $0.03.  The following table sets forth the high and low prices of the Company’s Common Stock for fiscal years 2002 and 2003:

Common Stock	High		Low
2002
First Quarter	$0.22	*	$0.04	*
Second Quarter	$0.20	*	$0.09	*
Third Quarter	$0.20	*	$0.05	*
Fourth Quarter	$0.18	*	$0.07	*
2003
First Quarter	$0.15	*	$0.08	*
Second Quarter	$0.11	*	$0.06	*
Third Quarter	$0.08	*	$0.04	*
Fourth Quarter	$0.07	*	$0.03	*

* Quoted on OTC Bulletin Board

There were no quotations for the $8.50 warrants.

As of February 23, 2004, there were (a) 503,145,175 outstanding shares of Common Stock held of record by approximately 148 holders; (b) outstanding options to purchase an aggregate of 936,000 shares of Common Stock; (c) outstanding $1.00 Series A Warrants to purchase an aggregate of 960,000 shares of Common Stock issued in connection with the sale of certain debt instruments; (d) outstanding $1.50 Series B Warrants to purchase an aggregate of 3,200,000 shares of Common Stock issued in connection with the restructuring of certain long-term debt; (e) outstanding $0.01 Series C Warrants to purchase an aggregate of 1,013,090 shares of Common Stock issued in connection with the March 1998 Private Placement, with 6,074,362 of this series having been exercised; (f) outstanding $0.01 Series G warrants to purchase an aggregate 125,073 shares of Common Stock issued in connection with the October 1999 Private Placement and the October 1999 Senior Notes, (See Item 6. “Management’s Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources”); and (g) outstanding $.5938 Warrants to purchase an aggregate of 250,000 shares of Common Stock issued in connection with the acquisition of Tottenham & Co., which have since expired.

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

In continuation of the trend in 2002, these currencies further strengthened against the U.S. Dollar (“USD”) in 2003, which increased revenue and expense totals converted into USDs. In addition, since the Company’s revenues were earned in Euros and the majority of casino related expenses were paid in Czech Korunas, the Company incurred a disproportionate decrease in the USD value of expenses versus revenues as a result of the fact that the Koruna strengthened more against the USD in the reporting period than did the Euro.

The impact of exchange rate fluctuations can be measured through comparison of the rates of exchange for these two currencies to the USD, which are depicted on a quarterly basis in the following table.

Period	USD	Czech Koruna 2003	Czech Koruna 2002	Euro 2003	Euro 2002

January through March	$1.00	29.5745	36.2297	0.9326	1.1405
April through June	$1.00	27.7484	33.2243	0.8811	1.0893
July through September	$1.00	28.5945	30.8771	0.8882	1.0169
October through December	$1.00	27.0078	30.9725	0.8407	0.9996

The balance sheet totals of the Company’s foreign subsidiaries at December 31, 2003 were converted to USDs using the prevailing exchange rates at December 31, 2003, which are depicted in the following table.

As Of	USD	Czech Koruna	Euro
December 31, 2003	$1.00	26.0300	0.7967

Critical Accounting Policies

Management has identified the following as critical accounting policies that affect the Company’s consolidated financial statements.

Goodwill

Goodwill, which represents the excess of the cost of the Company’s Czech subsidiaries over the fair value of their net assets at the date of acquisition, was being amortized on a straight-line basis over seven years through December 31, 2001.  Under Statement of Financial Accounting Standards (“SFAS”) No. 142, effective the first quarter of the year ended December 31, 2002, which stated that goodwill is no longer subject to amortization over its estimated useful life; rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test.  During the quarter ended June 2002, the Company completed the first step of the required two-step impairment testing.  The first step of the impairment testing required the Company to compare the fair value of its Czech Republic reporting unit, the Company’s only reporting unit as defined under SFAS No. 142, to its carrying value (the net equity of the Company) to determine whether there was an indication that an impairment existed.  The fair value of the Czech Republic reporting unit was determined through a combination of recent appraisals of the Company’s real property, a multiple of earnings before interest, taxes, depreciation and amortization and the Company’s sale of its Spanish casino in 2001.  No impairment losses were recorded against goodwill upon the initial adoption of SFAS No. 142.  During the second quarter of 2003, as required by SFAS No. 142, the Company repeated the annual fair-value based testing of the carrying value goodwill related to its Czech Republic reporting unit and determined that no recording of impairment losses was warranted.

June 2003 Exchange Agreement

In June 2003, the Company completed the June 2003 Exchange Agreement (see Item I.  “Description of Business - Accounting and Financial Issues” and Note 4 of the Notes to the Consolidated Financial Statements  “Long-Term Debt” for further discussion).  The transaction increased the Company’s stockholders’ equity by approximately $21.4 million.  The debt to equity conversion price of approximately $0.04 was a product of the terms of the June 2003 Exchange Agreement, which was designed to provide the noteholders who tendered in the exchange approximately 90% ownership of the Company’s issued and outstanding Common Stock.  The Company believes the approximate $0.04 conversion price was representative of the fair value of the Company’s Common Stock, which was affirmed in a fairness opinion by an independent valuation firm.  Accordingly, the transaction was accounted for as an even exchange of value, with no gain or loss recognized.  Further, the Company believes the waiver by the holders of the Senior Notes of the post-September 17, 2001 interest was an inseparable component of the June 2003 Exchange Agreement and has accounted for this forgiveness as part of the overall transaction (e.g. an increase to additional paid-in-capital).

Results of Operations

The following discussion and analysis relates to the consolidated financial condition and results of operations of the Company for the years ended December 31, 2003 and 2002.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

($000s in thousands)

	Year Ended December 31, 2002	Change	Year Ended December 31, 2003

Net loss	(3,275)
Revenues		3,368
Cost of revenues		(1,958)
Depreciation and amortization		110
Selling, general and administrative		(938)
Interest expense		2,105
Foreign exchange gain		123
Foreign income taxes on operations		161
Other expenses		542
Net income		3,513	238

In the year ended December 31, 2003, the Company posted revenues of $17.6 million versus $14.2 million in the year ended December 31, 2002. The growth in revenue can be attributed to several factors, notably favorable exchange rate fluctuations, which exerted a positive influence on the drop per head (“DpH”) by 21.0%, and contributed to 18.1% growth in total drop.   In addition, the $3.4 million revenue improvement can partly be attributed to the continuing success of the newer Novomatic slot machines, which were installed as part of the slot replacement program that was initiated in 2001 and completed in early 2003, as well as to the opening of Hollywood Spin in September 2003.   The Company also saw a 22.9% increase in ancillary revenue in 2003, partly as a result of its ongoing refinement of its player benefits and customer service programs.

The Company’s cost of revenues increased by $2.0 million over the prior year due to several factors, principally the negative impact on expenses from the aforementioned exchange rate fluctuations that benefited revenues.  Other factors that also contributed to the increase in expenses include:  (i) higher expenses related to the newer Novomatic slot machines, the lease payments of which are revenue-based; (ii) higher revenue-driven gaming taxes; (iii) greater amenity expenses related to the refinement of its player benefits programs; and (iv) higher labor costs related to its quality and service enhancement of its food and beverage operations and the addition of Hollywood Spin in September 2003.

Depreciation and amortization expense decreased by $110,000 in year 2003 versus the prior year due primarily to the full capitalization of certain slot operating leases.

Selling, general and administrative expenses increased $938,000 in year 2003 in comparison to those of 2002, in large part, as a result of $422,000 in higher payroll increases, $253,000 in write-off of certain financing and development related assets, $200,000 for the recognition of a non-qualified executive retirement program, and $126,000 in higher expenditures in legal and audit advisory services related to the restructuring of subsidiaries, which were somewhat offset by the $63,000 gains from positive exchange rate fluctuations.

Interest expense decreased by $2.1 million in 2003 versus the prior year due, mainly, to the combination of the forgiveness of accrued but unpaid interest on the Senior Notes and the reduction of interest payable pursuant to the June 2003 Exchange Agreement.

A foreign exchange gain of $351,000 was realized in 2003 versus a gain of $228,000 in 2002 due primarily to continued strengthening of the Euro versus the USD.

Foreign income taxes on operations of $161,000 were incurred in 2002 and no such expenses were incurred in 2003.

Other expenses in 2003 of $17,000 comprised mainly of corporate state and local taxes, in comparison to total other expenses of $537,000 in 2002, which included a $349,000 expense related to an income tax audit in the Czech

Republic, $104,500 in acquisition costs related to the Znojmo building lease buyout, $84,000 in expense related to a legal settlement, and $21,000 from loss on sales of outdated slot machines.

As a result, the Company posted a positive net income of $238,000 from operations for the year ended December 31, 2003, which is a sharp contrast to the net loss of $3.3 million for the year ended December 31, 2002.  Further, the positive income in the current year represented the first positive result achieved by the Company’s continuing operations since 1997.

Business Units:

Ceska, Czech Republic

After two consecutive years of attendance declines resulting from fierce competition and a weak regional economy, Ceska’s local market in the year ended December 31, 2003 stabilized as attendance reached its previous year’s level. Management’s emphasis on building a larger customer base from a wider range of demographics and social groups and its employment of marketing initiatives targeting Regensburg, the nearest metropolitan city in Germany, proved successful as total revenue in the year ended December 31, 2003 rose 14.6% over the year ended December 31, 2002.  The improvement was due, in part, to a 19.4% increase in the DpH, which was somewhat offset by a 2.5 percentage point decline in win percentage (“WP”).  The total revenue increase was also driven by a 65.7% improvement in slot revenue for the comparable periods as well as the aforementioned favorable exchange rate fluctuation.  Ceska’s use of many cost-sharing arrangements in the year and its decision to route many of its marketing productions to local businesses served to reduce costs.  The result of its cost-cutting measures and the additional benefits of positive exchange rate fluctuations helped the casino produce incremental revenue retention of 53% to its earnings before interest, taxes, and depreciation and amortization.

Rozvadov, Czech Republic

In 2003, Rozvadov saw a 24.6% decline in its annual attendance level.  The attendance erosion was due in large part to the weakening regional, and largely agricultural, economy.  The decline was exacerbated by the appearance of a new competitor casino across the street from its location in June 2003, which effectively diluted Rozvadov’s capture of the shrinking market.  Rozvadov, which, unlike TWC’s other casino units, heavily depended on a small group of high volume players for its revenue, saw the drastic reduction of visits from this group in the year ended December 31, 2003.  As a result, Rozvadov’s statistical indicators were lower than the prior year, with the exception of DpH, which saw an 8.7% increase.  Total revenue, despite a 130% improvement in slot performance and a favorable exchange rate influence, fell 18.4% from its 2002 level.  Operating expenses, which rose as a result of increased marketing activities and higher revenue-based slot lease payments, caused year 2003 earnings exclusive of interest and depreciation and amortization to fall 69.9% from those of 2002.  Management has undertaken several initiatives to counter Rozvadov’s attendance decline, including expansion of its marketing programs, improvement of the casino’s exterior signage, and supplements to its in-house promotions.  It is hoped that the aforementioned actions will enable the casino to extend its market reach and penetration and result in capture of additional casual players to compensate for the attendance decline of the casino’s high-end players.

Znojmo, Czech Republic

Znojmo, which is the Company’s largest casino and strongest performer, had its third consecutive year of double-digit revenue growth, a trend that has been consistent since its opening in December 1999.  In 2003, the casino’s DpH jumped 26.5% from the previous year, while attendance and WP gained 4.6% and 1.6 percentage points, respectively, over the totals achieved in the year ended December 31, 2002.  These improvements were due largely to management’s continuing efforts to cultivate clients from the relatively wealthy population of the city of Vienna and its surrounding region, its efforts to refine its player entitlement and recognition programs, and expansion of the casino from 21 to 22 gaming tables and from 56 to 61 slots.  Further, the positive influence of exchange rate fluctuations also helped to contribute to a 44.4% improvement in total revenue in the year ended December 31, 2003 versus the prior year.  Operating expenses increased, notably in revenue-based lease expenses in connection with the Novomatic slot machines, in revenue-driven gaming taxes, and in higher payroll related to the operation of the additional gaming tables and enhanced customer service.  Earnings exclusive of interest, taxes, and depreciation and amortization reflected 53% retention of the incremental revenue increase over the prior year.

Hollywood Spin, Czech Republic

In addition to the presence of TWC’s Znojmo casino in the tax-free zone in the town of Hate, Czech Republic, the Company sought to capture a portion of the 1.5 million visitors anticipated to visit a newly developed designer outlet mall, which is located adjacent to its Znojmo casino.  The Company is utilizing its existing infrastructure in Hate in order to benefit from economies of scale.   TWC negotiated and executed an agreement with Freeport plc, the mall developer, to lease approximately 6,500 square foot of retail space, which is situated in a prominent corner of the indoor mall, in order to open a slot bar and restaurant operation, Hollywood Spin.  On September 1, 2003, in conjunction with the “soft-opening” of the mall, Hollywood Spin commenced operations.  Hollywood Spin, which coincided its grand opening with that of the Freeport mall on September 25, 2003, features popular American film, sports and music themes.  The unit opened with two electro-mechanical multi-roulettes, 40 Novomatic slot machines, a 76-seat restaurant, and a 16-seat bar.  The results of its first three months of operation were mixed as Hollywood Spin, along with the other tenants of the mall, struggled to attract patrons from an overall mall attendance that was below expectations.  Further, certain startup costs served to increase Hollywood Spin’s operating costs in its first three months of operation, and as a result, the unit incurred a loss excluding interest, taxes, and depreciation and amortization for the year ended on December 31, 2003 of $200,000.

Liquidity and Capital Resources

The Company’s working capital, defined as current assets minus current liabilities, decreased by $143,000 to a deficit of $139,000 at December 31, 2003 from a nominal working capital surplus at December 31, 2002 of $4,000.

The Company believes that with the recent debt conversion (See Note 4 of the Notes to the Consolidated Financial Statements  “Long-Term Debt” for further discussion), the Company can achieve positive working capital in the near future.  The Company is current on all of its long-term obligations.  Further, in addition to the June 2003 Exchange Agreement, the Company has taken several steps to improve its consolidated financial position, including (i) the consummation of the March 2002 Exchange Agreement, which resulted in the conversion of such debt (and related accrued interest) to equity (hence reducing liabilities by $6.7 million); (ii) the doubling of the capacity of its Znojmo casino from 11 to 22 gaming tables; (iii) the renovations of its Ceska and Rozvadov casinos, which were completed in May 2002 and November 2002, respectively; (iv) the March 2002 buyout (purchase) of the Znojmo casino building lease, which effectively lowered the related interest rate from 19.0% to 6.2%; and (v) the September 1, 2003 opening of Hollywood Spin in space that the Company leases in the Freeport designer outlet mall in Hate, Czech Republic.

For the year ended December 31, 2003, the Company had net cash provided by continuing operations of $1.9 million.  This was primarily a result of a $238,000 income from continuing operations, $511,000 of depreciation and amortization, $1.6 million of non-cash interest related to the amortization of debt discount recorded in connection with the warrants issued with the March 1998 and October 1999 Private Placements, a $9,000 decrease in cash attributable to an increase in prepaid expenses and other current assets, a $227,000 cash decrease resulting from an increase in other assets, a decrease of $33,000 in accounts payable, and a $170,000 net decrease in cash attributable to changes in accrued expenses and other liabilities.  For the year ended December 31, 2003, net cash used in investing activities was $433,000 and was used primarily for additions to, and replacements of, casino equipment and development of Hollywood Spin, while net cash used in financing activities of $725,000 included $312,000 in repayment of the Interest Notes, $414,000 in repayment of long-term debt related to the Znojmo building lease purchase, and approximately $1,000 of proceeds from the exercise of options.

Prior to the June 2003 Exchange Agreement, the Company had been highly leveraged and was unable to meet its interest payments in full since September 2000. Waivers of default for non-payment of interest had been received from Value Partners, the majority holder of the Notes.  The Company is now in good standing in all of its long-term obligations.

The Company is also obligated under various contractual commitments over the next five years.  The following is a summary of the five-year commitments of the Company as of December 31, 2003:

(in thousands) Contractual Obligation	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt, US	$3,652	$791	$1,311	$—	$1,550
Long-term debt, foreign	1,304	429	875
Short-term debt	266	266
Operating leases	231	109	99	23
Employment agreements	730	530	200
Consulting agreements	54	27	27
Other agreements	50	50

Total contractual obligations	$6,286	$2,202	$2,511	$23	$1,550

Plan of Operations and Important Factors to Consider:

TWC management will continue to develop marketing and operational strategies designed to increase attendance and revenues at its existing locations in the Czech Republic.

In May 2002, the Company completed renovation of the Ceska casino and, in 2003, replaced 38 of its existing Aristocrat slot machines with newer-style Novomatic slot machines.  In 2003, the gaming floor in Rozvadov was reconfigured to accommodate the relocation of the slot room from its lower level to the main floor for better player access and visibility and the casino’s carpet was replaced.  Further, employee uniforms were changed and a Pacific South Seas theme was introduced.  In Znojmo, an additional four gaming tables were introduced in July 2002, an electro-mechanical multi-roulette in April 2003, which leaves the facility with a total of 22 gaming tables currently in operation.  Further, 55 of the 56 existing slot machines in Znojmo were replaced over a two-year period, beginning in January 2001, with newer machines of a type that are generally preferred by the casino’s target client base, and five newer machines were recently introduced, giving the casino a total of 61 machines currently in operation.  In Hollywood Spin, the Company operates four gaming tables, two of which are electro-mechanical multi-roulettes, 32 Novomatic slot machines, and features a Hollywood-themed bar and restaurant.

The Company is also pursuing construction of a three-star hotel, which would be connected to the Znojmo casino and be built on company-owned land.  The hotel design has been completed and the Company is actively seeking funding for its planned construction in mid-2004.

Management is advancing on its plan to add a fourth full service casino in the region and has received zoning and environmental study approvals from appropriate authorities.  The Company is awaiting the approval of its application for construction permits.  The addition of a fifth casino unit would allow the Company to penetrate a new, and potentially lucrative market, and take full advantage of its existing infrastructure, thereby benefiting from economies of scale.

Positive Stockholders’ Equity; Positive Operating Income

On December 31, 2003, the Company had a positive stockholders’ equity of $8.8 million. For the year ended December 31, 2003, the Company achieved a net income of approximately $238,000, as a result of a combination of the June 2003 Exchange Agreement, improved revenue from operations and favorable exchange rate fluctuations.  The ability of the Company to sustain profitability from its continuing operations depends upon the successful management of gaming establishments in the Czech Republic, their expansion and possible relocation, the addition of business units, and the diversification of its operations to include other sources of revenue.  There can be no assurance that the Company will achieve profitability as a result of these operations or otherwise.

Need to Diversify

At this time, the Company has operations exclusively in the Czech Republic.  The Company is currently seeking to develop or acquire interests in gaming operations and hotels in Europe; however, there can be no assurance that the Company will be able to develop or acquire such new operations in the future.

Taxation of Gaming Operations

Gaming operators are typically subject to significant taxes and fees in addition to federal and state corporate income taxes, and such taxes and fees are subject to increase at any time. Any material increase in these taxes or fees would adversely affect the results of operations of the Company. The Czech Republic currently has a number of laws related to various taxes imposed by governmental authorities. Applicable taxes include value added tax, corporate tax, charity tax, and payroll (social) taxes, together with others.  In addition, laws related to these taxes have not been in force for significant periods, in contrast to more developed market economies; therefore, implementing regulations are often unclear or nonexistent. Accordingly, few precedents with regard to issues have been established. Often, differing opinions regarding legal interpretations exist both among and within government ministries and organizations, creating uncertainties and areas of conflict. Tax declarations, together with other legal compliance areas (for example, customs and currency control matters) are subject to review and investigation by a number of authorities, which are authorized by law to impose extremely severe fines, penalties and interest charges. These facts create tax risks in the Czech Republic substantially more significant than typically found in countries with more developed tax systems. Management believes that it has adequately provided for tax liabilities; however, the risk remains that relevant authorities in the Czech Republic could take differing positions with regard to interpretive issues and the effect on amounts paid for taxes, fines, penalties, and interest could be significant.  (See “Note 6. Commitments and Contingencies – Taxing Jurisdiction”)

Dependence upon Key Personnel

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

Need for Additional Financing

Although the Company has achieved a positive income in this reporting year, the Company, pursuant to its growth and diversification strategies, would require additional debt and/or equity financing for the acquisition of other businesses.  In this regard, the Company’s ability to obtain additional financing has been greatly enhanced as a result of its second recapitalization effort (See Item 1. “Description of Business-Accounting and Financial Issues”), completed in June 2003, which effectively further reduced its debt burden by approximately 80%.  Despite these balance sheet enhancements, there can be no assurance that such financing will be available on terms favorable to the Company or at all.

International Activities

The Company’s operations are totally outside of the United States. Operating internationally involves additional risks relating to such things as currency exchange rates, different legal or regulatory environments, political and economic risks relating to the stability or predictability of foreign governments, differences in the manner in which different cultures do business, difficulties in staffing and managing foreign operations, differences in financial reporting, operating difficulties, different types of criminal threats and other factors. The occurrence of any of these risks, if severe enough, could have a material adverse effect on the financial condition or results of operations of the Company.

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

Dilutive Effect of Warrants

In connection with the completion of the March 1998 Private Placement, the Company issued warrants to purchase approximately 9.5 million shares of the Company’s Common Stock. In addition, in connection with the restructuring of the Senior Notes, in March 1998 the Company issued approximately 3.2 million warrants to purchase the Company’s Common Stock.  The Company also issued approximately 1.25 million warrants to purchase the Company’s Common Stock in connection with the October 1999 Private Placement.  The issuance of such securities will have a dilutive effect on any earnings that the Company might generate when the earnings are evaluated on a diluted basis.  At February 23, 2004, a total of 5,298,163 warrants are outstanding, which, if exercised, would represent 1.0% of the 508,443,338 shares of Common Stock that would be outstanding.

Item 7.      Financial Statements.

The following items are included in this Report:

Consolidated Financial Statements

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders

Trans World Corporation

We have audited the accompanying consolidated balance sheet of Trans World Corporation and Subsidiaries as of December 31, 2003, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit) and cash flows for the years ended December 31, 2003 and 2002.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trans World Corporation and Subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey

February 20, 2004

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
December 31, 2003
(In thousands, except for per share data)

ASSETS

CURRENT ASSETS:

Cash	$4,944
Prepaid expenses and other current assets	434

Total current assets	5,378

PROPERTY AND EQUIPMENT, less accumulated depreciation of $2,757	6,981

OTHER ASSETS:

Goodwill	4,659
Deposits and other assets	1,075

Total other assets	5,734

$18,093

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Short-term debt	$266
Accounts payable	401
Interest payable	51
Long-term debt, current maturities	1,220
Accrued expenses and other current liabilities	3,579

Total current liabilities	5,517

LONG-TERM LIABILITIES:

Long-term debt, less current maturities	3,736
Other	60

Total long-term liabilities	3,796

STOCKHOLDERS’ EQUITY:

Preferred stock, $.001 par value, 4,000 shares authorized, none issued
Common stock $.001 par value, 950,000 shares authorized, 503,145 shares issued and outstanding	503
Additional paid-in capital	42,729
Accumulated other comprehensive income	2,705
Accumulated deficit	(37,157)

Total stockholders’ equity	8,780

$18,093

See accompanying notes to consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2003 and 2002
(In thousands, except for per share data)

	2003	2002

REVENUES	$17,605	$14,237

COSTS AND EXPENSES:
Cost of revenues	9,311	7,353
Depreciation and amortization	511	621
Selling, general and administrative	6,073	5,135
	15,896	13,109

INCOME FROM OPERATIONS	1,709	1,128

OTHER INCOME/(EXPENSE):
Interest, net	(1,806)	(3,911)
Loss on sale of assets		(21)
Foreign exchange gain	351	228
Other	(17)	(537)
	(1,471)	(4,242)

INCOME/(LOSS) BEFORE INCOME TAXES	238	(3,114)

INCOME TAXES		(161)

NET INCOME/(LOSS)	$238	$(3,275)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	279,833	42,939
Diluted	280,592	42,939

INCOME/(LOSS) PER COMMON SHARE
Basic	$0.00	$(0.08)
Diluted	$0.00	$(0.08)

COMPREHENSIVE INCOME/(LOSS):

Net income/(loss)	$238	$(3,275)

Other comprehensive income/(loss), foreign currency translation adjustment	1,943	700

Comprehensive income/(loss)	$2,181	$(2,575)

See accompanying notes to consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)
Years Ended December 31, 2003 and 2002
(In thousands, except for per share data)

			Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity/(Deficit)

	Common Stock
	Shares	Amount

Balances, January 1, 2002	11,023	$11	$15,067	$62	$(34,120)	$(18,980)

Conversion of long-term debt and related accrued interest into Common Stock	37,233	37	6,664			6,701

Exercise of warrants and options	2,072	2	19			21

Foreign currency translation adjustment				700		700

Net loss					(3,275)	(3,275)
Balances, December 31, 2002	50,328	$50	$21,750	$762	$(37,395)	$(14,833)

Conversion of long-term debt and related accrued interest into Common Stock	452,797	453	20,979			21,432

Exercise of options	20

Foreign currency translation adjustment				1,943		1943

Net income					238	238
Balances, December 31, 2003	503,145	$503	$42,729	$2,705	$(37,157)	$8,780

See accompanying notes to consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2003 and 2002
(In thousands, except for per share data)

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$238	$(3,275)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	511	621
Noncash interest	1,617	803
Other		19
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Prepaid expenses and other current assets	(9)	(157)
Other assets	(227)
Accounts payable	(33)
Accrued expenses and other liabilities	(170)	3,563

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,927	1,574

CASH FLOWS FROM INVESTING ACTIVITIES,
Purchases of property and equipment	(437)	(1,822)
Proceeds from the sale of equipment	4	20

NET CASH USED IN INVESTING ACTIVITIES	(433)	(1,802)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term debt
Payments of short-term debt		(461)
Proceeds from long-term debt		1,369
Payments of long-term debt	(726)	(207)
Proceeds from exercise of warrants and options	1	21
Payments of deferred financing costs		(222)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(725)	500

EFFECT OF EXCHANGE RATE CHANGES ON CASH	341	312

NET INCREASE IN CASH	1,110	584

CASH
Beginning of year	3,834	3,250

End of year	$4,944	$3,834

See accompanying notes to consolidated financial statements

	2003	2002
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION,
Cash paid during the year for:
Interest	$189	$108

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

Conversion of accrued interest to short-term debt	$17	$16

Conversion of long-term debt and related accrued interest into Common Stock	$21,432	$6,701

Accrual of deferred financing costs	$—	$72

See accompanying notes to consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for per share data)

NOTE 1 - Nature of Business and Liquidity

Nature of Business

Trans World Corporation and Subsidiaries (collectively “TWC” or the “Company”), a Nevada corporation, is primarily engaged in the gaming business in the Czech Republic.

The Company owns and operates four casinos in the Czech Republic, two of which are located in the western part of the country, close to the border of the German State of Bavaria.  The larger of the German border casinos, located in Ceska Kubice, currently has 15 gaming tables and 46 slot machines. The smaller of the German border casinos, located in Rozvadov, currently has 10 gaming tables and 30 slot machines.  The Company also owns and operates two casinos in the southern Czech Republic, close to the border of Austria.  The larger of the Austrian border casinos, located in Hate (near Znojmo), currently has 22 gaming tables and 61 slot machines.  The other casino,  Hollywood Spin Restaurant and Slot Bar (“Hollywood Spin”), which is also located in Hate, in space that the Company leases in a designer outlet mall, operates four gaming tables, 32 slot machines, a 76-seat restaurant, and a 16-seat bar.

Liquidity

At December 31, 2003, the Company has a working capital deficit of $139.  The Company believes that with the recent debt conversion (See Note 4), the Company can achieve positive working capital in the near future.  The Company is current on all of its long-term obligations.  Further, in addition to the June 2003 Exchange Agreement, the Company has taken several steps to improve its consolidated financial position, including (i) the consummation of the March 2002 Exchange Agreement, which resulted in the conversion of such debt (and related accrued interest) to equity (hence reducing liabilities by $6.7 million); (ii) the doubling of the capacity of its Znojmo casino from 11 to 22 gaming tables; (iii) the renovations of its Ceska and Rozvadov casinos, which were completed in May 2002 and November 2002, respectively; (iv) the March 2002 buyout (purchase) of the Znojmo casino building lease, which effectively lowered the related interest rate from 19.0% to 6.2%; and (v) the September 1, 2003 opening of Hollywood Spin in space that the Company leases in the Freeport designer outlet mall in Hate, Czech Republic.

While the steps taken by management have enhanced the Company’s consolidated balance sheet and improved its results, the Company’s management is now focused on securing additional financing to acquire new business units.

Additionally, the Company is studying several development projects, including the development of a fifth full-service casino in Europe, the potential development of a hotel in Hate, Czech Republic, and the potential acquisition of existing hotels in Europe.  There can be no assurances that management’s plans will be realized.

The Company believes that its cash resources at December 31, 2003, and anticipated cash provided by 2004 operations, are sufficient to fund its activities for the year ending December 31, 2004.

NOTE 2 - Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

Cash - Cash consists of cash in banks and on hand.  The Company maintains its bank accounts at several financial institutions, which, at times, may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits.  In addition, the FDIC does not insure the Company’s foreign cash, which totaled approximately $4,900 at December 31, 2003.  The Company has not incurred any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Property and Equipment - Property and equipment is stated at cost less accumulated depreciation and amortization.  The Company provides for depreciation and amortization using the straight-line method over the following estimated useful lives:

Asset	Estimated Useful Life

Building and improvements	4-45 years
Gaming equipment	4-12 years
Furniture, fixtures and other equipment	3-12 years

Development costs -  Development costs incurred in connection with the pursuit and development of new gaming and hotel projects in various jurisdictions are capitalized as part of the total project costs or, in the case of opportunities that are explored but not ultimately pursued, expensed upon abandonment of the projects.

Goodwill - Goodwill, which represents the excess of the cost of the Company’s Czech subsidiaries over the fair value of their net assets at the date of acquisition, was being amortized on a straight-line basis over seven years through December 31, 2001.  Under Statement of Financial Accounting Standards (“SFAS”) No. 142, effective the first quarter of the year ended December 31, 2002, goodwill is no longer subject to amortization over its estimated useful life; rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test.  During the quarter ended June 2002, the Company completed the first step of the required two-step impairment testing.  The first step of the impairment testing required the Company to compare the fair value of its Czech Republic reporting unit, the Company’s only reporting unit as defined under SFAS No. 142, to its carrying value (the net equity of the Company) to determine whether there was an indication that an impairment existed.  The fair value of the Czech Republic reporting unit was determined through a combination of recent appraisals of the Company’s real property, a multiple of earnings before interest taxes depreciation and amortization and the Company’s experience in selling its Spanish casino in 2001.  No impairment losses were recorded against goodwill upon the initial adoption of SFAS No. 142.  During the second quarter of 2003, as required by SFAS 142, the Company repeated the annual fair-value based testing of the carrying value goodwill related to its Czech Republic reporting unit and determined that no recording of impairment losses was warranted.

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

Earnings/(Loss) Per Common Share - Basic earnings (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per common share incorporate the dilutive effect of common stock equivalents on an average basis during the period.  The Company’s common stock equivalents currently include stock options and warrants.  Dilutive earnings (loss) per common share have not been presented for the year ended December 31, 2002, since the inclusion of Common Stock equivalents would have been anti-dilutive. Unexercised warrants and stock options to purchase approximately 5,096 and 6,234 shares of common stock as of December 31, 2003 and 2002, respectively, were not included in the computation of earnings (loss) per common share because to do so would be anti-dilutive.

Income Taxes - The Company complies with SFAS No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.

Casino Revenue - Casino revenue is the net win from gaming activities, which is the difference between gaming wagers and the amount paid out to patrons.  Revenues generated from ancillary services, including sales of food, beverage, cigarettes, and casino logo merchandise, represent less than two percent of total revenues.

Promotional Allowances - Promotional allowances primarily consist of food and beverages furnished gratuitously to customers.  For the years ended December 31, 2003 and 2002, revenues do not include the retail amount of food and beverage of $1,350 and $945, respectively, provided gratuitously to customers.  The cost of these items of $483 and $343, respectively, is included in cost of revenues.

Fair Value of Financial Instruments - The fair values of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” approximate their carrying amounts presented in the accompanying consolidated balance sheet at December 31, 2003.

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

The Company applies APB No. 25 and related interpretations in accounting for its stock option plans and, accordingly, no compensation cost has been recognized because stock options granted under the plans were at exercise prices which were equal to or above the market value of the underlying stock at date of grant.  Had compensation expenses been determined as provided by SFAS No. 123 using the Black-Scholes option pricing model, the pro forma effect on the Company’s net income (loss) and income (loss) per share would have been the following for the years ended December 31, 2003 and 2002, respectively.

	2003	2002
Net income/(loss), as reported	$238	$(3,275)
Stock-based employee compensation expense included in net income/(loss), net of related tax effects	—	—

Stock-based employee compensation determined under the fair value-based method, net of related tax effects	(13)	(14)
Pro forma net income/ (loss)	$225	$(3,289)
Income/(loss) per common share, basic and diluted
As reported	$0.00	$(0.08)
Pro forma	$0.00	$(0.08)

The fair value of each option grant is calculated using the following weighted average assumptions:

	2003	2002

Expected life (years)	10	10
Risk-free rate	4.0%	4.6%
Volatility	152%	254%
Dividend yield	0%	0%

New Accounting Pronouncements - During 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities” and No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”

SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133.  SFAS No. 150 requires certain freestanding financial instruments, such as mandatory redeemable preferred stock, to be measured at fair value and classified as liabilities.  The 2003 implementation of SFAS Nos. 149 and 150 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 3 - Property and Equipment

At December 31, 2003, property and equipment consists of the following:

Land	$1,331
Building and improvements	4,157
Gaming equipment	920
Furniture, fixtures and other equipment	3,173
Construction in progress	157
9,738
Less accumulated depreciation and amortization	(2,757)

$6,981

NOTE 4 - Long-Term Debt

On June 26, 2003, the Company completed an exchange agreement (the “June 2003 Exchange Agreement”) with the holders of its $20,000, 12% Senior Secured Notes (the “Senior Notes”), whereby $18,450 of note principal, or 92.25%, was exchanged for 452,797 shares of the Company’s common stock, $.001 par value per share (“Common Stock”) and $1,550 was exchanged for seven-year, unsecured, variable rate promissory notes (the “Replacement Notes”).  In addition, approximately $2,500 in pre-September 18, 2001 accrued and unpaid interest was converted into three-year, unsecured, promissory notes (the “Interest Notes”) bearing 8% interest and approximately $5,200 of post-September 17, 2001 interest was waived and forgiven by the holders of the Senior Notes.

The June 2003 Exchange Agreement, which had 100% participation by the holders of the Senior Notes and $18.45 million in aggregate value of the Senior Notes exchanging for Common Stock, both conditions of the offer, effectively reduced the Company’s long-term liabilities (net of approximately $1,535 of unamortized debt discount) from approximately $28,400 at March 31, 2003 to approximately $4,300 at June 30, 2003.

The debt to equity conversion price of approximately $0.04 was a product of the terms of the June 2003 Exchange Agreement, which was designed to provide the noteholders who tendered in the exchange approximately 90% ownership of the Company’s issued and outstanding Common Stock.  The Company believes the approximate $0.04 conversion price was representative of the fair value of the Company’s Common Stock, which was supported by a report from an independent financial advisor.  Accordingly, the transaction was accounted for as an even exchange of value, with no gain or loss recognized.  Further, the Company believes the post-September 17, 2001 interest forgiven was an inseparable component of the June 2003 Exchange Agreement and has accounted for this forgiveness as part of the overall transaction (e.g. an increase to additional paid in capital).

At December 31, 2003, long-term debt consists of the following:

Interest Notes (a)	$2,102
Replacement Notes (b)	1,550
Znojmo casino building acquisition loan (c)	1,304

$4,956

(a)

The Interest Notes, which have three-year terms, provide for monthly payments of principal and interest in an amount sufficient to fully amortize the principal of the note over its term.  The interest notes bear an interest rate of 8% per year from the date of their issuance, July 26, 2003.

(b)

The Replacement Notes, which have seven-year terms, bear simple interest at the rate of 6% for the first three years, 9.3% for year four and 10% for years five through seven.  Interest will be payable annually beginning on July 26, 2004, the anniversary of the issue date for the first three years except that one half of the interest payable for that period will be accrued and payable at maturity.  Thereafter, all interest will accrue and be payable annually on the anniversary of the issue date.

(c)

In March 2002, the Company exercised its right to buyout (purchase) the Znojmo casino building lease.  The building lease buyout (purchase), the cost of which was approximately $1,393, was financed by a loan from a local Czech Republic bank.  The bank note, which is payable in monthly installments through December 2006, bears interest at 6.2% per annum and is collateralized by the Znojmo casino building, the Company’s Rozvadov casino and employee housing buildings, and the Company’s land in Folmava.

Principal payments due on long-term debt are as follows:

Year ending December 31,
2004	$1,220
2005	1,313
2006	873
2007	0
2008	0
Thereafter	1,550

$4,956

NOTE 5 - Accrued Expenses and Other Current Liabilities

At December 31, 2003, accrued expenses and other current liabilities consist of the following:

Accrued Czech gaming and charity taxes	$1,922
Accrued compensation	1,410
Other operational accruals	247

$3,579

NOTE 6 - Commitments and Contingencies

Lease Obligations - The Company is obligated under operating leases relative to its various facilities expiring through 2010.  Future aggregate minimum annual rental payments under all of these leases for the next five years are as follows:

Year ending December 31,
2004	$109
2005	79
2006	20
2007	20
2008	23

The Company is also obligated under operating leases relative to slot equipment.  Future rental payments under these leases are entirely revenue based.

Employment Agreements - The Company has entered into employment agreements with certain of its executives, which provide for annual compensation plus, in most cases, participation in future benefit programs and stock options plans.  As of December 31, 2003, future annual compensation under these employment agreements is as follows:

Year ending December 31,
2004	$530
2005	200

Consulting Agreements - The Company has entered into two consulting agreements in the Czech Republic until 2005.  Future annual payments under these consulting contracts are $27 for each of the next two years.

401 (k) and profit sharing plan - The Company maintains a contributory 401(k) plan and a profit sharing plan.  These plans are for the benefit of all eligible U.S. employees, who may have up to 15% of their salary withheld, not to exceed $12 (in the year ended December 31, 2003).  The Company is required to make a matching contribution based on a portion of salary withheld.  The Company made 401(k) plan contributions of $18 in 2003 and $13 in 2002.

Foreign activities - The Company’s operations are entirely outside of the United States.  Operating internationally involves additional risks relating to such things as currency exchange rates, different legal and regulatory environments, political and economic risks relating to the stability or predictability of foreign governments, differences in the manner in which different cultures do business, difficulties in staffing and managing foreign operations, differences in financial reporting, operating difficulties, and different types of criminal threats and other factors.  The occurrence of any of these risks, if severe enough, could have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

Litigation - In October 2001, the Company filed a “Complaint for Damages” against Choice Capital Corporation, a/k/a Choice International Corporation (“Choice”) and Jude Onukuwa in the Superior Court of Fulton County, Georgia.  The Company sought to recover payments made to Choice in connection with a financing transaction that never closed as well as interest on the payments. After the expiration of the discovery period TWC moved for summary judgment, which the court granted with regard to TWC’s claim for return of the payments in controversy.  The court also dismissed Choice’s counterclaim.  Thereafter, TWC petitioned the court to award it interest and to conclude the litigation by issuing a final judgment in the Company’s favor.  The court granted the petition on December 16, 2003.  The final judgment awarded TWC pre-judgment and post-judgment interest.  Choice has filed an appeal from the final judgment; however, The Company is confident that its position will be upheld by the Georgia Court of Appeals.  The Company believes that it has a strong case against Choice and intends to pursue the Company’s claims vigorously.  Because the judgment is solely in TWC’s favor and all claims against the Company have been dismissed or withdrawn, no provision for liability to the Company that may result upon adjudication has been made in the accompanying consolidated financial statements.

Other litigation - The Company is not currently involved in any other material legal proceeding nor was it involved in any other material litigation during the year ended December 31, 2003.

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

NOTE 7 - Stockholders’ Equity (Deficit)

In June 2003, the Company completed the June 2003 Exchange Agreement (see Note 4 for further discussion).  The transaction, which increased the Company’s stockholder’s equity by approximately $21,432, is detailed as follows:

Senior Notes, gross	$20,000
Unamortized debt discount	(1,535)
Post-September 17, 2001 interest forgiven	5,179
Issuance of Replacement Notes	(1,550)
Transaction costs	(662)

$21,432

In March 2002, the Company consummated an exchange agreement with the holders of $4,800 of debt, whereby this debt, together with $1,902 of accrued and unpaid interest, was exchanged for approximately 37,233 shares of the Company’s Common Stock at a conversion price of $0.18 per share, the approximate fair value of the Company’s Common Stock as of the date of the March 2002 Exchange Agreement.

In September 2003, the Company’s Managing Director of Casino Operations exercised another portion of his exercisable options and purchased 20 shares of the Company’s Common Stock at the exercise price of $0.04 per share.

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

NOTE 8 - Other Consolidated Balance Sheet Items

Other Assets - Included in other assets at December 31, 2003 are approximately $922 in restricted deposits relating to Czech license bond requirement and other items aggregating $153.

Short-term Debt - At December 31, 2003, short-term debt consisted exclusively of $266, related to a short-term promissory note (including accrued interest of $51) associated with outstanding legal fees from the year ended December 31, 2000 owed by the Company.  The note, which bears interest at a rate of 7% per annum, matured on January 1, 2004 and was extended through January 1, 2005 in the principal amount of $266 at an interest rate of 7% per annum.  Under the terms of the note, the Company must keep any future activity of its account in good standing, which it has done.

NOTE 9 - Income Taxes

At December 31, 2003, the Company had U.S. and foreign net operating loss carry forwards (“NOL’s”) of approximately $29,261 and $1,317, respectively, available to offset certain future taxes payable.  However, based on limited analysis, the February 2001 warrant exercise or earlier events may have triggered significant limitations of preexisting U.S. NOL’s, pursuant to Internal Revenue Code Section 382, to the extent that substantially all of the Company’s existing U.S. NOL’s prior to February 2001, aggregating approximately $21,152, may be significantly limited.  The U.S. NOL’s generated subsequent to February 2001, aggregating approximately $8,109 resulted in an estimated $3,670 deferred tax asset at December 31, 2003 and the foreign NOL resulted in an estimated $415 deferred tax asset at December 31, 2003.  A full valuation allowance has been established for these deferred tax assets since its realization is considered unlikely.

The U.S. NOL’s expire between 2009 and 2023.  The foreign NOL’s expire between 2004 and 2010.  The following table presents the U. S. and foreign components of pretax loss from continuing operations before income taxes for the years ended December 31, 2003 and 2002:

	2003	2002

U.S.	$(1,227)	$(5,714)
Foreign	1,465	2,600

	$238	$(3,114)

The following table presents the principal reasons for the differences between the effective tax rate and the U.S. federal statutory income tax rate attributable to continuing operations for the years ended December 31, 2003 and 2002.

	2002	2003
U.S federal statutory income tax rate	(34.0)%	(34.0)%

U.S. State and local statutory income tax rate (net of federal benefit)	(11.3)%	(11.3)%
Effect of foreign tax rates, foreign currency and other	45.3%	40.0%

	—%	(5.3)%

NOTE 10 - Warrants and Stock Options

Warrants

For the years ended December 31, 2003 and 2002, warrant activity is as follows

Exercise Price per Share	Warrants Expiring	Balance, January 1, 2002	Exercised 2002	Balance December 31, 2002	Exercised 2003	Balance, December 31, 2003
$1.50	12/31/2005	3,200		3,200		3,200
1.00	12/31/2005	960		960		960
0.01	3/31/2008	3,190	(2,052)	1,138		1,138
		7,350	(2,052)	5,298	—	5,298

All warrants outstanding at December 31, 2003 are exercisable.

Stock Option Plans

The Company has incentive and non-statutory stock option plans (the “1998 Plan”) under which certain key employees may purchase up to a total of 2 common shares of the Company.  Under the 1998 Plan, the exercise price can not be less than the fair market value of a share on the date of grant or at 110 percent of the fair market value on the date of grant, if, any employee owns more than 10 percent of the total combined voting power of all classes of outstanding stock of the Company.  In addition, the 1998 Plan provided for automatic grant of an option to purchase 2 shares of Common Stock to non-employee directors on a quarterly basis.  In the case of a non-statutory stock option, the exercise price may be any amount determined by the Board on the date of grant, but not less than the par value of the stock subject to the option.

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

The activity in the stock option plans is as follows:

	Number of Options	Range of Exercise Price	Weighted Average Exercise Price

Balance outstanding, January 1, 2002	786	$0.03-2.00	$0.44

Granted	230	0.05-0.15	0.06

Expired	(270)	0.04-2.00	0.46

Exercised	(20)	0.04	0.04

Balance outstanding, December 31, 2002	726	$0.03-0.83	$0.33

Granted	230	0.03-0.15	0.06

Expired

Exercised	(20)	0.04	0.04

Balance outstanding, December 31, 2003	936	$0.03-0.83	$0.27

Exercisable, December 31, 2003	936	$0.03-0.83	$0.27

The option exercise price per share was equal to or above the market value of the underlying stock on the date of grant.  Options generally expire between five and 10 years after the date of grant or earlier upon termination, as defined in the plans.

Further information about the Company’s outstanding stock options at December 31, 2003 is as follows:

Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price

$ 0.03 to $0.20	558	8.68	$0.07
$ 0.21 to $0.40	55	5.78	$0.27
$ 0.41 to $.060	8	5.63	$0.49
$ 0.61 to $0.80	310	1.53	$0.61
$ 0.81 to $0.83	6	5.75	$0.83

	936	5.85	$0.19

NOTE 11- Subsequent Event

On January 14, 2004, TWC’s Board of Directors approved a one (1)-for-one hundred (100) reverse stock split of its authorized and issued common stock, $0.001 par value per share, with all fractional shares being rounded up to the next whole share.  The reverse split will be effective April 5, 2004.  The results of the reverse stock split will not only affect the present holders of the Company’s outstanding shares of Common Stock, but the number of shares available for grant or issuance under the 1998 Plan and the 1999 Plan and corresponding warrants and options will be proportionally adjusted on a one (1)-for-one hundred (100) ratio as well.

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 9.  Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the Exchange Act.

The following table provides information as of February 23, 2004 with respect to each of the Company’s directors and each Executive Officer:

Name	Age	Position in the Company	Director or Executive Since
Rami S. Ramadan	54	CEO, CFO, President and Director	1999
Julio E. Heurtematte, Jr.(1)	68	Director	1998
Malcolm M.B. Sterrett(1)	61	Director	1998
Geoffrey B. Baker (1),(2)	54	Director	1999

(1)	Member of Audit Committee and Compensation Committee.
(2)	Mr. Baker, who was appointed to a fill a vacancy on the Board of Directors on December 22, 1998, resigned from his position on May 13, 1999 and rejoined the Board on August 4, 1999.

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

Information about the Board and its Committees:

The Company’s Board of Directors manages the business and affairs of the Company. Meetings of the Board are held quarterly and on an as-needed basis. The Board has established several committees, described below, which also meet on an as-required basis during the year. The Board held three meetings and acted by consent through weekly conference calls conducted during the Company’s fiscal year ended December 31, 2003. No director of the Company attended fewer than 75% of the total number of meetings of the Board or meetings of committees of the Board during the year ended December 31, 2003.

The Board of Directors has established the following committees:

Audit Committee

The Audit Committee reviews and approves internal accounting controls, internal audit operations and activities, the Company’s annual report and audited financial statements, the selection of the Company’s independent auditors, the activities and recommendations of the Company’s independent auditors, material changes in the Company’s accounting procedures, the Company’s policies regarding conflicts of interest and such other matters as may be delegated by the Board. The Audit Committee, composed of Messrs. Baker, Heurtematte and Sterrett, all non-employee directors, met twice and acted by consent through four conference calls in 2003.

Compensation Committee

The Compensation Committee sets the compensation for executive officers of the Company and sets the terms of grants of awards under the Company’s 1993 Incentive Stock Option Plan (the “1993 Plan”), the Company’s 1998 Stock Option Plan (the “1998 Plan”), the 1999 Non-Employee Director Stock Option Plan and any other equity-based compensation plans adopted by the Company. The Compensation Committee, composed of Messrs. Baker, Heurtematte and Sterrett, met three times in 2003 and acted by consent through one conference call in 2003.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers, directors and persons who own more than 10% of the Company’s Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”) and the National Association of Securities Dealers, Inc. by certain dates. The Company’s directors and executive officers satisfied these filing requirements for the fiscal year ended December 31, 2003.  On February 23, 2001, Value Partners, the Company’s majority bondholder, converted 5,657,453 of $0.01 warrants it held, and on May 20, 2002, it received an additional 23,270,833 shares as part of its participation in the March 2002 Exchange Agreement.  With this conversion, Value Partners held a controlling 57.5% of the Company’s issued and outstanding Common Stock.  Further, on June 25, 2003, as part of its participation in the June 2003 Exchange Agreement, Value Partners received an additional 327,010,388 shares.  At December 31, 2003, Value Partners owned 70.7% of the Company’s issued and outstanding Common Stock, and owned 2,600,000 warrants which, upon exercise, would result in Value Partner’s beneficial ownership of Common Stock equaling 70.9% of the Company’s issued and outstanding shares of Common Stock,

The Company knows of no other person who owns 10% or more of the Company’s Common Stock.

Item 10.         Executive Compensation.

Summary of Cash and Certain Other Compensation:

The following table sets forth the cash and non-cash compensation earned during the fiscal years ending December 31, 2003, 2002 and

2001 by the Chief Executive Officer and Chief Financial Officer of the Company (the “Named Officer”) during those periods.

Summary Compensation Table
Annual Compensation						Long Term Compensation
	Year	Salary	Bonus	Other Annual Compensation	Stock Options (2)	All Other Compensation (3)
Rami Ramadan(1)	2003	$400,000	$168,000	$—	150,000	$305,616
President, CEO and CFO	2002	350,000	126,000	—	150,000	5,616
	2001	300,000	39,900	—	100,000	5,556

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

(3)

The amounts shown represent the accrual in 2003 for a non-qualified executive retirement reserve of $100,000 per year for the years 2000, 2001 and 2002 (the balance of which ($200,000) will be accrued in 2004) and the cost of a leased automobile provided to Mr. Ramadan for each year indicated.

Option Grants and Exercises

The following table summarizes certain information concerning individual grants of options during fiscal 2003 to the executive officer named in the Summary Compensation Table above and the potential realizable value of the options held by such person at December 31, 2003.

Options Granted in Fiscal 2003

Individual Grants

	Shares of Common Stock Underlying Options Granted	% of TotalOptions Granted to Employees in Fiscal Year	Base Exercise Price ($/SH)	Expiration Date

Rami S. Ramadan	150,000	65%	$0.06	07/12/13

No options were exercised by the executive officer named in the Summary Compensation Table during fiscal 2003.

The following table summarizes the option values held by the executive officer named in the Summary Compensation Table as of December 31, 2003.

Aggregate Option Exercises in Fiscal 2003 and

Fiscal 2003 Year-End Option Value Table

			Number of Unexercised Options At December 31, 2003		Value of Unexercised in the Money Options at December 31, 2003
Name	No. of Shares Acquired on Exercise	Value Realized Upon Exercise	Exercisable	Unexercisable	Exercisable	Unexercisable

Rami S. Ramadan	—	$—	600,000	—	$—	$—

Directors’ Compensation

As of July 2000, non-employee directors receive a cash retainer fee of $2,500 per quarter, plus $1,000 per Board meeting and $750 per Committee meeting.  Effective beginning the quarter ending September 30, 2003, non-employee directors’ compensation was amended by the Board to a cash retainer fee of $6,250 per quarter, per member.  In addition, the non-executive chairman of the Board will receive an additional $1,250 per quarter, while each chairman of its two Committees will receive $625 per quarter.  All members of the Board are reimbursed for out-of-pocket expenses in connection with attending Board meetings.  Pursuant to the 1999 Non-Employee Director Stock Option Plan adopted at the 1999 Annual Meeting and amended by the Board in July 2000, each non-employee director is provided with an automatic grant of a non-qualified option to purchase 2,500 shares of Common Stock on the date following each fiscal quarter in which the director serves. Each such option (i) has a 10-year term, (ii) has an exercise price per share equal to 100% of the fair market value of one share of Common Stock on the date of grant, and (iii) becomes fully exercisable on the date of grant.

Employment/Severance Agreements

Rami S. Ramadan. Effective July 12, 2002, the Company entered into a renewal of a three-year employment agreement with Mr. Ramadan pursuant to which he will continue to serve as the Company’s CEO, CFO and President at an annual salary of $400,000. Mr. Ramadan is eligible to participate in the 1998 Plan, Executive Compensation Plan and any present or future employee benefit plans. He also will be reimbursed for reasonable travel and out-of-pocket expenses necessarily incurred in the performance of his duties. Mr. Ramadan will also receive three separate equal annual installments of options to acquire the Company’s Common Stock, each of which shall have a 10-year term commencing upon the date on which each installment is granted. Upon commencement of the renewal agreement, Mr. Ramadan received 150,000 options exercisable at a per share price equal to the fair market value of such share, as determined by the average of the bid and ask price of such share at the close of the market on the date of the grant.  In the event the employment agreement is terminated other than for cause, as defined in the agreement, Mr. Ramadan will receive two years’ salary.  In addition, upon the expiration of the employment agreement, if TWC elects not to renew Mr. Ramadan’s employment, TWC shall continue to pay to him his base salary and his medical insurance benefits then in effect in semi-monthly increments until the date of the earlier of the commencement of his full time employment with another employer, or the first anniversary date of the expiration date of the employment agreement. Mr. Ramadan is currently involved in a negotiation for an amendment to his employment agreement with the Compensation Committee of the Board of Directors.  As of the date hereof, no amendment has been entered into; however, the Compensation Committee and the board has approved the Company’s accrual of a “non-qualified executive retirement reserve” of $100,000 per year, retroactive to 2000.  The Company accrued $300,000 for this purpose in 2003 and will accrue an additional $200,000 in 2004.

Code of Ethics

The Board of Directors adopted a Code of Ethics which covers all executive officers of TWC and its subsidiaries.  The Code of  Ethics requires that senior management avoid conflicts of interest; maintain the confidentiality of information relating to the Company; engage in transactions in the Common Stock only in compliance with applicable laws and regulations and the requirements set forth in the Code of Ethics; and comply with other requirements which are intended to ensure that such officers conduct business in an honest and ethical manner and otherwise act with integrity and in the best interest of TWC.

All executive officers of the Company are required to affirm in writing that they have reviewed and understand the Code of Ethics.

A copy of our Code of Ethics will be furnished to any person upon written request from any such person.  Requests should be sent to:  Rami S. Ramadan, President, Chief Executive Officer and Chief Financial Officer, Trans World Corporation, 545 Fifth Avenue, Suite 940, New York, New York 10017.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information regarding the beneficial ownership of the Common Stock as of February 23, 2004 (the “Calculation Date”), unless otherwise noted, (a) by each shareholder who is known by the Company to own beneficially more than 5.0% of the outstanding Common Stock, (b) by each director, (c) by each executive officer named in the Summary Compensation Table above and by all executive officers and directors as a group. Unless otherwise noted, each of the shareholders listed in the table or included within a group listed in the table possesses sole voting and investment power with respect to the shares indicated, subject to community property laws where applicable. The business address for each director and officer of the Company is 545 Fifth Avenue, Suite 940, New York, New York 10017.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned (1)	Percentage of Ownership (1)
Value Partners, Ltd. (2)	358,538,674	70.9%
Rami S. Ramadan (3)	600,000	*
Julio E. Heurtematte, Jr. (4)	2,494,532	*
Malcolm M.B. Sterrett (5)	2,494,532	*
Geoffrey B. Baker (6)	2,490,532	*
All directors and the executive officer as a group (4 persons) (7)	8,079,596	1.6%

* Less than 1%.

(1)   The percentage of outstanding shares is based on 503,145,175 shares outstanding as of February 23, 2004 and, for certain individuals and entities, on reports filed with the SEC or on information provided directly to the Company by such individuals or entities. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from February 23, 2004 upon the exercise of options or warrants. Each beneficial owner’s percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) are exercisable within 60 days from February 23, 2004 have been exercised. Included are shares of Common Stock issuable upon the exercise of options or warrants to purchase the Company’s Common Stock.

(2)   Value Partners, Ltd. is a Texas limited partnership, whose business address is 4514 Cole Avenue, Suite 808, Dallas, Texas 75205. Includes 355,938,674 shares of Common Stock; warrants to purchase: 600,000 shares of Common Stock at an exercise price of $1.00, expiring December 31, 2005 and 2,000,000 shares of Common Stock at an exercise price of $1.50 per share, expiring December 31, 2005.

(3)   Consists of shares subject to incentive options granted to Mr. Ramadan on July 12, 1999, 2000, 2001, 2002, and 2003, all of which were fully vested on the date of grant.

(4)   Includes warrants to purchase 41,691 shares of Common Stock at an exercise price of $.01 per share expiring March 31, 2008; 1,000 shares of Common Stock subject to non-qualified options granted to Mr. Heurtematte under the 1998 Incentive Stock Option Plan at the end of each calendar quarter ended June 30, 1998 through December 31, 1998 and 2,000 shares of Common Stock subject to non-qualified options granted under the 1999 Non-Employee Director Stock Option Plan at the end of each calendar quarter ended March 31, 1999 through June 30, 2000, and 2,500 shares of Common Stock subject to non-qualified options granted under the 1999 Director Plan at the end of each calendar quarter ended September 30, 2000 through December 31, 2003, all of which were fully vested on the dates of grant.   Mr. Heurtematte was also a participant of the June 2003 Exchange Agreement, for which he received 2,402,841 shares of the Company’s issued and outstanding Common Stock.

(5)   Includes warrants to purchase 41,691 shares of Common Stock at an exercise price of $.01 per share expiring March 31, 2008; 1,000 shares of Common Stock subject to non-qualified options granted to Mr. Sterrett under the 1998 Plan at the end of each calendar quarter ended June 30, 1998 through December 31, 1998 and 2,000 shares of Common Stock, subject to non-qualified options, granted under the 1999 Director Plan at the end of each calendar quarter ended since March 31, 1999 through June 30, 2000, and 2,500 shares of Common Stock subject to non-qualified options granted under the 1999 Director Plan at the end of each calendar quarter ended September 30, 2000 through December 31, 2003, all of which were fully vested on the dates of grant.  Mr. Sterrett was also a participant of the June 2003 Exchange Agreement, for which he received 2,402,841 shares of the Company’s issued and outstanding Common Stock.

(6)   Includes warrants to purchase 41,691 shares of Common Stock at an exercise price of $.01 per share expiring March 31, 2008; 1,000 shares of Common Stock subject to non-qualified options granted to Mr. Baker under the 1993 Incentive Stock Option Plan at December 31, 1998, 2,000 shares of Common Stock, subject to non-qualified options, granted under the 1999 Director Plan for the calendar quarter ended March 31, 1999 and 2,000 shares of Common Stock subject to non-qualified options granted under the 1999 Director Plan at the end of each quarter ended since September 31, 1999 through June 30, 2000, and 2,500 shares of Common Stock subject to non-qualified options granted under the 1999 Director Plan at the end of each calendar quarter ended September 30, 2000 through December 31, 2003, all of which were fully vested on the dates of grant.  Mr. Baker was also a participant of the June 2003 Exchange Agreement, for which he received 2,402,841 shares of the Company’s issued and outstanding Common Stock.

(7)   See Notes (3), (4), (5) and (6) above.

Item 12.  Certain Relationships and Related Transactions.

As part of its participation in the June 2003 Exchange Agreement, Value Partners received 327,010,388 shares of the Company’s issued and outstanding Common Stock, and with the exercise of its 2.6 million warrants, holds a controlling 70.9% of the Company’s issued and outstanding Common Stock.  Further, Value partners received one of the Interest Notes as part of this exchange.  As of December 31, 2003, Value Partners holds 34.7% of the Company’s long term debt.

Item 13.  Exhibits and Reports on Form 8-K.

(a)              Exhibits

Reference is made to the Exhibit Index hereinafter contained.

A copy of any exhibits listed or referred to herein will be furnished at a reasonable cost to any person who was a shareholder of the Company as of February 23, 2004, upon written request from any such person. Requests should be sent to: Rami S. Ramadan, President, Chief Executive Officer and Chief Financial Officer, Trans World Corporation, 545 Fifth Avenue, Suite 940, New York, New York 10017.

(b)              Reports on Form 8-K

During the last quarter of the year ended December 31, 2003, the Company did not file a Periodic Report on Form 8-K with the SEC.

TRANS WORLD CORPORATION

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-KSB

FOR THE YEAR ENDED DECEMBER 31, 2003

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

4.3	Indenture dated March 31, 1998, as supplemented on October 29, 1998, October 15, 1999 and September 10, 2001, between TWC International U.S. Corporation and U.S. Trust Company of Texas, N.A.	Incorporated by reference to Exhibit 4(III) contained in the Form 8-K filed on April 14, 1998 (File No. 0-25244). Each of the supplements is filed herewith.

4.4	Series A Warrant to Purchase Common Stock dated March 31, 1998	Incorporated by reference to Exhibit 4(VI) contained in the Form 8-K filed on April 14, 1998 (File No. 0-25244)

4.5	Series B Warrant to Purchase Common Stock dated March 31, 1998	Incorporated by reference to Exhibit 4(VII) contained in the Form 8-K filed on April 14, 1998 (File No. 0-25244)

4.6	Series C Warrant to Purchase Common Stock dated March 31, 1998	Incorporated by reference to Exhibit 4(II) contained in the Form 8-K filed on April 14, 1998 (File No. 0-25244)

4.7	Series G Warrant to Purchase Common Stock dated March 31, 1999	Incorporated by reference to Exhibit 10.49 contained in the Form 10-KSB filed on May 30, 2000 (File No. 0-25244)

4.8	Agreement to Amend Warrants dated March 31, 1998 among the Company and the named Holders	Incorporated by reference to Exhibit 4(VIII) contained in the Form 8-K filed on April 14, 1998 (File No. 0-25244)

10.1	1993 Incentive Stock Option Plan	Incorporated by reference to Exhibit 10.13 contained in the registration statement on Form SB-2 (File No. 33-85446-A).

10.2	Loan Agreement dated June 11, 1997 between the Company and Value Partners	Incorporated by reference to Exhibit 10.36 contained in the Form 8-K filed on June 17, 1997 (File No. 0-25244)

10.3	Loan Agreement dated October 27, 1997, between Value Partners, and the Company	Incorporated by reference to Exhibit 10.39 contained in the Form 10-QSB for the quarter ended September 30, 1997, filed on November 12, 1997 (File No. 0-25244)

10.4	Employment Agreement between the Company and Rami S. Ramadan dated July 12, 1999	Incorporated by reference to Exhibit 10.1 contained in the Form 8-K filed on July 13, 1999 (File No. 0-25244)

10.5	Amendment to Employment Agreement between the Company and Rami S. Ramadan dated July 1, 2002	Incorporated by reference to Exhibit 10.5 contained in the Registration Statement on Form S-4 (File No. 333-101028)

10.6	1998 Incentive Stock Option Plan	Incorporated by reference to Exhibit 10.46 contained in the Form 10-KSB filed on May 26, 2000 (File No. 0-25244)

10.7	1999 Non-Employee Director Stock Option Plan	Incorporated by reference to Exhibit 10.47 contained in the Form 10-KSB filed on May 26, 2000 (File No. 0-25244)

10.8	Form 12% Secured Senior Note due March 2005	Incorporated by reference to Exhibit 10.48 contained in the Form 10-KSB filed on May 26, 2000 (File No. 0-25244)

10.9	English Restatement of the Spanish Agreement of Sale of Casino de Zaragoza	Incorporated by reference to Exhibit 99.2 contained in the Form 8-K filed on January 9, 2002 (File No. 0-22544)

10.10	Form of Fourth Supplemental Trust Indenture by and among Trans World Corporation, TWG International U.S. Corp., TWG Finance Corp. and the Bank of New York Trust Company of Florida, N.A. (as Trustee)	Incorporated by reference to Exhibit 10.10 contained in the Registration Statement on Form S-4 (File No. 333-101028)

10.11	Waiver and Forbearance of Covenant Violations (Interest) — Primary Indenture	Incorporated by reference to Exhibit 10.11 contained in the Registration Statement on Form S-4 (File No. 333-101028)

10.12	Waiver and Forbearance of Covenant Violations (Interest) — Finance Indenture	Incorporated by reference to Exhibit 10.12 contained in the Registration Statement on Form S-4 (File No. 333-101028)

10.13	Indemnification Agreement by and between Value Partners, Ltd., Trans World Corporation and TWG International U.S. Corporation dated February 12, 2003	Incorporated by reference to Exhibit 10.13 contained in the Registration Statement on Form S-4 (File No. 333-101028)

10.14	Agreement and Plan of Recapitalization dated June 25, 2003 between the Company and the named Holders	Incorporated by reference to Exhibit 4.9 contained in the Registration Statement on Form S-4 (File No. 333-101028)

10.15	Form of 8% Rate Promissory Note due 2006	Incorporated by reference to Exhibit 4.10 contained in the Registration Statement on Form S-4 (File No. 333-101028)

10.16	Form of Variable Rate Promissory Note due 2010	Incorporated by reference to Exhibit 4.11 contained in the Registration Statement on Form S-4 (File No. 333-101028)

10.17	Written Description of Non-qualified Executive Retirement Reserve	Filed herewith

21.0	Subsidiaries	Filed herewith

31.0	Section 302 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

32.0	Section 906 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the Issuer has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS WORLD CORPORATION
(registrant)

Dated: March 5, 2004
	By:	/s/ Rami S. Ramadan
Rami S. Ramadan
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Issuer on March 5, 2004 in the capacities indicated.

Signature and Title

/s/ Rami S. Ramadan
Director

/s/ Geoffrey B. Baker
Director

/s/ Malcolm M.B. Sterrett
Director

/s/ Julio E. Heurtematte, Jr.
Director