Form 10QSB
period 2004-03-31
TRANS WORLD CORP
filed 2004-05-03
CIK 914577

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Shares of the Registrant’s Common Stock, par value $.001, outstanding as of April 30, 2004:  5,031,651

Transitional Small Business Disclosure Format (check one:    YES   ☐      NO   ☒)

TRANS WORLD CORPORATION AND SUBSIDIARIES

FORM 10-QSB

FOR THE QUARTER ENDED MARCH 31, 2004

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

March 31, 2004

(in thousands)

ASSETS

CURRENT ASSETS:

Cash	$4,407
Prepaid expenses and other current assets	215

Total current assets	4,622

PROPERTY AND EQUIPMENT, less accumulated depreciation of $2,764	6,658

OTHER ASSETS:

Goodwill	4,471
Deposits and other assets	1,198

Total other assets	5,669

$16,949

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Short-term debt	$266
Accounts payable	201
Interest payable	78
Long-term debt, current maturities	1,230
Taxes payable to Czech taxing authorities	808
Accrued expenses and other current liabilities	2,114

Total current liabilities	4,697

LONG-TERM LIABILITIES:

Long-term debt, less current maturities	3,365
Other	79

Total long-term liabilities	3,444

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:

Preferred stock, $.001 par value, 4,000 shares authorized, none issued
Common stock $.001 par value, 9,500 shares authorized, 5,032 shares issued and outstanding	5
Additional paid-in capital	43,227
Accumulated other comprehensive income	2,212
Accumulated deficit	(36,636)

Total stockholders’ equity	8,808

$16,949

See accompanying notes to condensed consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME/LOSS (Unaudited)

Three Months Ended March 31, 2004 and 2003

(in thousands, except for per share data)

	2004	2003

REVENUES	$4,983	$4,002

COSTS AND EXPENSES:
Cost of revenues	2,494	2,043
Depreciation and amortization	113	116
Selling, general and administrative	1,694	1,289
	4,301	3,448

INCOME FROM OPERATIONS	682	554

OTHER INCOME (EXPENSE):
Interest expense	(79)	(1,055)
Foreign exchange gain (loss)	(84)	46
Other	3	(10)
	(160)	(1,019)

NET INCOME (LOSS)	$522	$(465)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	5,032	503
Diluted	5,039	503

EARNINGS (LOSS) PER COMMON SHARE
Basic	$0.10	$(0.92)
Diluted	$0.10	$(0.92)

COMPREHENSIVE INCOME (LOSS):

Net income (loss)	$522	$(465)

Other comprehensive income (loss), foreign currency translation adjustment	(493)	68

Comprehensive income (loss)	$29	$(397)

See accompanying notes to condensed consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Three Months Ended March 31, 2004 and 2003

(in thousands)

	2004	2003

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(99)	$976

NET CASH USED IN INVESTING ACTIVITIES, net additions of property and equipment	(38)	(9)

NET CASH PROVIDED USED IN FINANCING ACTIVITIES
Payments of long-term debt	(291)	(63)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(109)	34

NET INCREASE (DECREASE) IN CASH	(537)	938

CASH
Beginning of period	4,944	3,834

End of period	$4,407	$4,772

See accompanying notes to condensed consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.               Unaudited Statements.

The accompanying condensed consolidated financial statements of Trans World Corporation and Subsidiaries (collectively, the “Company” or “TWC”) for the three-month periods ended March 31, 2004 and 2003 are unaudited and reflect all adjustments of a normal and recurring nature to present fairly the consolidated financial position, results of operations and cash flows for the interim periods.  These unaudited condensed, consolidated financial statements have been prepared by the Company pursuant to the instructions to Form 10-QSB.  Pursuant to such instructions, certain financial information and footnote disclosures normally included in such financial statements have been condensed or omitted.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis or plan of operations, contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.  The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may occur for the year ending December 31, 2004.

2.               Liquidity.

At March 31, 2004, the Company had a working capital deficit of approximately $75,000.  Given the favorable effect from the 2003 Recapitalization, as described below, and the reduction in interest expenses associated with it, the Company believes it can produce positive working capital in the future.

On June 26, 2003, the Company completed an exchange agreement (the “June 2003 Exchange Agreement”) with the holders of its $20.0 million 12% Senior Secured Notes (the “Senior Notes”), whereby $18.45 million of note principal, or 92.25%, was exchanged for 4,527,970 shares of the Company’s common stock, $.001 par value per share (“Common Stock”) and $1.55 million was exchanged for seven-year, unsecured, variable rate promissory notes (the “Replacement Notes”).  In addition, approximately $2.5 million in pre-September 18, 2001 accrued and unpaid interest was converted into three-year, unsecured, promissory notes (the “Interest Notes”) bearing 8% interest and approximately $5.2 million of post-September 17, 2001 interest was waived and forgiven by the holders of the Senior Notes.  The completion of the June 2003 Exchange Agreement, the exchange of the Replacement Notes, the conversion of the unpaid and accrued interest into Interest Notes and waiver and forgiveness of post September 17, 2001 interest on Senior Notes are collectively referred to as the “2003 Recapitalization.”

In addition to the 2003 Recapitalization, the Company has also taken several other steps to improve its consolidated financial position, including (i) the doubling of the capacity of its casino in Hate near Znojmo, Czech Republic (“Znojmo”) from 11 to 22 gaming tables; (ii) the renovations of its casinos in Ceska Kubice, Czech Republic (“Ceska”) and in Rozvadov, Czech Republic (“Rozvadov”); (iii) the September 1, 2003 opening of Hollywood Spin Restaurant and Slot Bar (“Hollywood Spin”) in space that the Company leases in the Freeport designer outlet mall in Hate, Czech Republic; and (iv) the ground-breaking on the construction of its fifth casino in the Czech Republic in April 2004, which is due to open in late 2004.

Additionally, the Company is concentrating on securing financing to acquire and develop new business units, including the construction of a 100-room hotel in the Bavarian region of Germany, the development of a hotel in Hate, Czech Republic, and the acquisition of existing hotels in Europe.  There can be no assurances that management’s plans will be realized.

3.               Selected accounting policies and recent accounting pronouncements.

(a)          Earnings per share - Basic earnings (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per common share incorporate the dilutive effect of Common Stock equivalents on an average basis during the period.  The Company’s Common Stock equivalents currently include stock options and warrants.    Unexercised warrants and stock options, adjusted for the reverse stock split, to purchase approximately 63,318 and 60,317 shares of Common Stock as of March 31, 2004 and 2003, respectively, were not included in the computation of earnings (loss) per common share because to do so would be anti-dilutive for the 2003 period presented.

(b)         Stock-based compensation - The Company complies with the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148.

The Company applies APB No. 25 and related interpretations in accounting for its stock option plans, adjusted for the reverse stock split, and, accordingly, no compensation cost has been recognized because stock options granted under the plans were at exercise prices which were equal to or above the market value of the underlying stock at date of grant.  Had compensation expenses been determined as provided by SFAS No. 123 using the Black-Scholes option-pricing model, the pro forma effect on the Company’s net income (loss) and per share amounts would have been for the periods ending:

	March 31, 2004	March 31, 2003
Net income (loss)	$522	$(465)
Stock-based employee compensation expense included in net income (loss) of related tax effects	—	—
Stock-based employee compensation determined under the fair value-based method, net of related tax effects	—	(1)
Pro forma	$522	$(466)
Earnings (loss) per common share (basic and diluted), as adjusted for the reverse stock split
As reported	$0.10	$(0.92)
Pro forma	$0.10	$(0.92)

4.               Other items.

(a)               Litigation – The Company is involved in an action against Choice Capital Corporation (“Choice”) in United States (“US”) court (See:  Part II - Item 1.  “Legal Proceedings”).    As of March 31, 2004, the Company is not involved in any other material legal proceeding or litigation.

 (b)           Reverse stock split –  On March 5, 2004, TWC’s Board of Directors approved a one (1)-for-one hundred (100) reverse stock split of its Common Stock, with all fractional shares being rounded up to the next whole share.  The reverse stock split was effective on April 5, 2004.  Stockholders’ equity has been restated to give retroactive recognition to the stock split for all periods presented by reclassifying from common stock to additional paid-in capital for the par value of the diminished shares arising from the reverse split.  In addition, all references in the consolidated financial statements to the number of shares and per share amount have been restated.

(c)          Decrease in authorized shares of Common Stock - As part of the reverse stock split, the Company’s authorized shares of Common Stock was effectively reduced from 950,000,000 to 9,500,000 shares.  There were no changes to the Company’s authorized preferred stock, which remains at 4,000,000 shares.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Exchange Rates

The actual 2004 and 2003 operating results in local currency for the Company’s four locations in the Czech Republic, Ceska, Rozvadov, Znojmo, and Hollywood Spin (collectively, the “Business Units”) , were converted to U.S. Dollars using the average exchange rates of the months in the reporting periods, the effective quarterly exchange rates of which are depicted in the following table.

Period	US Dollar (USD)	Czech Koruna (CZK)	Euro (EUR)
January 2004 through March 2004	1.00	26.3223	0.8010
January 2003 through March 2003	1.00	29.5745	0.9326

Due to the fact that the Company’s operations are located exclusively in Europe, the financial results are subject to the influence of fluctuations in foreign currency exchange rates.  In the first three months of 2003, the EUR and other European currencies strengthened somewhat against the USD, while in the same period in 2004, these currencies weakened against the USD.

The balance sheet totals of the Company’s foreign subsidiaries at March 31, 2004 were converted to USDs using the prevailing exchange rates at March 31, 2004, which are depicted in the following table.

As of	USD	CZK	EUR
March 31, 2004	1.00	27.1210	0.8215

Critical Accounting Policies

Management has identified the following as critical accounting policies that affect the Company’s consolidated financial statements.

Goodwill

Goodwill, which represents the excess of cost of the Company’s Czech subsidiaries over the fair value of their net assets on the date of acquisition, was being amortized on a seven-year, straight-line basis over through December 31, 2001.  Under Statement of Financial Accounting Standards (“SFAS”) No. 142, effective the first quarter of the year ended December 31, 2002, goodwill is no longer subject to amortization over its estimated useful life; rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test.  During the quarter ended June 2002, the Company completed the first step of the required two-step impairment testing.  The first step of the impairment testing required the Company to compare the fair value of its Czech Republic reporting unit, the Company’s only reporting unit as defined under SFAS No. 142, to its carrying value (the net equity of the Company) to determine whether there was an indication that an impairment existed.  The fair value of the Czech Republic reporting unit was determined through a combination of recent appraisals of the Company’s real property, a multiple of earnings before interest, taxes, depreciation and amortization and the Company’s sale of its Spanish casino in 2001.  No impairment losses were recorded against goodwill upon the initial adoption of SFAS No. 142.  During the second quarter of 2003, as required by SFAS 142, the Company repeated the annual fair-value based testing of the carrying value goodwill related to its Czech Republic reporting unit and determined that no recording of impairment losses was warranted.

2003 Recapitalization

In June 2003, the Company completed the 2003 Recapitalization (see Notes 2 and 3 of the Condensed Consolidated Financial Statements for further discussion).  The transaction increased the Company’s stockholders’ equity by approximately $21.4 million.  The debt to equity conversion price of approximately $0.04 was a product of the terms of the June 2003 Exchange Agreement, which was designed to provide the noteholders who tendered in the exchange approximately 90% ownership of the Company’s issued and outstanding Common Stock.  The Company believes the approximate $0.04 conversion price was representative of the fair value of the Company’s Common Stock.  Accordingly, the transaction was accounted for as an even exchange of value, with no gain or loss recognized.  Further, the Company believes the waiver by the holders of the Senior Notes of the post-September 17, 2001 interest was an inseparable component of the 2003 Recapitalization and has accounted for this forgiveness as part of the overall transaction (e.g. an increase to additional paid-in- capital).

Total Company:

Three Months Ended March 31, 2004 and 2003:

The changes in the consolidated results of the Company for the three-month period ended March 31, 2004 versus the results for the three-month period ended March 31, 2003 are depicted in the following table and include the results of the Company’s newest Business Unit, Hollywood Spin, which opened in Hate, Czech Republic on September 1, 2003. (For further discussion, see Administrative Issues.)

	Three Months Ended March 31, 2003	Change	Three Months Ended March 31, 2004

Net loss	(465)
Revenues		981
Cost of revenues		(452)
Depreciation and amortization		4
Selling, general and administrative		(405)
Interest expense		976
Foreign exchange loss		(130)
Other expenses		13
Net income		987	522

For the quarter ended March 31, 2004, the Company achieved total revenue of approximately $5.0 million, which represented a 25%, or $981,000, improvement versus the same quarter in 2003.  The increase was attributable to (i) an 8% increase in overall attendance; (ii) a 14% gain in drop per head (“DpH”), the per guest average dollar value of gaming chips purchased; (iii) a 73% improvement in slot revenues; and (iv) the positive influence of exchange rate fluctuations during the period on these revenues.  The attendance gains were achieved largely in the first month of the reporting year, as a result of the Company’s aggressive marketing of several high-value prize raffles in Znojmo, Hollywood Spin and Ceska.  The DpH was boosted by the increased visitations and playtime of the casinos’ VIP clientele during these promotional periods.

In the first three months of 2004, the Company continued to focus on client entitlement programs through the refinement of complimentary buffets and enhancement of restaurant menus catering to local tastes.  These initiatives, and the volume of promotional activities, increased expenses in the quarter ended March 31, 2004 versus the same period in 2003.  Expense increases from revenue-based slot lease agreements, in conjunction with the aforementioned strong slot revenue growth, higher revenue-driven gaming taxes, increased costs of complimentary buffets and beverages, and the negative impact of exchange rate fluctuations on expenses all contributed to a $452,000 rise in the Company’s cost of revenues in the first quarter of 2004 versus the same quarter in 2003.

Successful marketing and promotional programs in the quarter included raffles, which featured two new cars and a sea cruise for two as the high-value prizes.  The Company also launched a raffle based on a popular U.S. television game show in Rozvadov and held its annual fashion shows in Znojmo and Ceska.  The costs of these promotional programs, coupled with the Company’s $100,000 annual expense toward the retroactive, non-qualified executive retirement reserve in the first quarter of 2004, contributed to the Company’s higher overhead expenses.  Further, exchange rate fluctuations also exerted a negative impact on overhead expenses.  As a result, total selling, general and administrative costs increased by $405,000 in the first quarter of 2004, as compared to the same period in 2003.

Interest expense was $976,000 lower in the first quarter of 2004 than in the same quarter of 2003 due, principally, to the impact of the 2003 Recapitalization.

The Company incurred a non-cash, foreign exchange loss of approximately $84,000 from its EUR currency bank deposits in the first quarter of 2004, which represented a decline of $130,000 versus the foreign exchange gain of $46,000 in the comparable period in 2003.

As a result, the Company achieved a net income of $522,000 for the three-month period ended March 31, 2004, or an approximately $1.0 million improvement over the results of the same three-month period in 2003.

Administrative Issues:

Ceska

The Ceska casino, which has a Chicago-1920’s theme, currently operates 15 gaming tables, including seven card tables, seven roulette tables, and one electro-mechanical, eight-position roulette game.  It also has 46 slot machines, including 41 Novomatic machines, and parking for approximately 60 cars.

Rozvadov

The Rozvadov casino, which has a Pacific South Seas theme, currently operates 10 gaming tables, including five card tables and five roulette tables.  It also has 29 Novomatic slot machines, and parking for 40 cars.

Znojmo

Znojmo, which has a Southern Antebellum theme, currently operates 22 gaming tables, which consist of 12 card tables, eight roulette tables, and two electro-mechanical roulette games.  It also has 59 Novomatic slot machines, and parking for approximately 120 cars.

Hollywood Spin

Hollywood Spin, which opened in September 2003 in a designer outlet mall adjacent to the Company’s Znojmo casino, features extensive American movie related décor as well as American music and sports theme elements.  In addition to a 76-seat restaurant and 16-seat bar, Hollywood Spin offers 32 Novomatic slot machines, two electro-mechanical, eight position roulette games, and two live-game tables.  The designer outlet mall has a parking capacity of approximately 1,000 cars.

Management Company

On April 5, 2004, the Company consummated a one (1)-for-one hundred (100) reverse stock split of its authorized and issued Common Stock.  All fractional shares were rounded up to the next whole share and no stockholders were cashed out in the reverse split.  As a result of the reverse stock split, TWC was assigned a new ticker symbol, “TWOC”, by the National Association of Securities Dealers, Inc (“NASDAQ”).

Sales and Marketing

In the first quarter of 2004, in an effort to boost attendance, enhance play volume, and increase the rate of repeat visitation, the Company launched a promotional blitz, which included several high-value prize raffles in Znojmo, Hollywood Spin and Ceska.  The promotional activities were tailored to each Business Unit’s individual client base.  Further, these events were preceded and, invariably, supplemented by a combination of press releases, radio and television spots, television special features, bus and taxi ads, billboards, and flyers in select target markets.  Where possible, management participated in cost sharing arrangements with other non-gaming businesses in its media ads and promotional prizes in order to minimize costs.  In addition, the popular series of ethnically themed parties were continued.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital deficit, defined as current assets minus current liabilities, improved by $64,000 to a deficit of $75,000 at March 31, 2004 from a working capital deficit of $139,000 at December 31, 2003.  The decrease was due, primarily, to a net decrease in accounts payable of $200,000 and payments of gaming taxes of approximately $1.1 million, which were partially offset by an increase in accrued expenses and other current liabilities of $457,000, a decrease in prepaid expenses and other current assets of $219,000, a decrease in cash on hand of $587,000, an increase of $27,000 in interest payable, and a $10,000 increase in current maturities of long term debt.

For the three months ended March 31, 2004, the Company had net cash used in operations of $99,000.  This was, primarily, a result of net income of $522,000 and a net decrease in operating assets and liabilities of $742,000, principally from payments of gaming taxes, which were partially offset by $113,000 of depreciation and amortization and $33,000 of non-cash interest.  For the three months ended March 31, 2004, net cash used in investing activities of $38,000 related, primarily, to minor property and equipment purchases, which were offset by $26,000 from sale of assets.  For the quarter ended March 31, 2004, net cash used in financing activities of $291,000 represented $99,000 in principal repayment of an approximately $1.4 million loan used to purchase the Znojmo casino building and principal repayment of $192,000 on the Interest Notes.

The Company is obligated under various contractual commitments over the next several years.  The following is a summary of the five-year commitments of the Company as of March 31, 2004:

(in thousands) Contractual Obligation	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-term debt, US	$3,460	$807	$1,103	$—	$1,550
Long-term debt, foreign	1,134	423	711
Short-term debt	266	266
Operating leases	182	83	84	15
Employment agreements	598	498	100
Consulting agreements	47	27	20
Other agreements

Total contractual obligations	$5,688	$2,103	$2,019	$15	$1,550

In addition to the 2003 Recapitalization, the Company has also taken several other steps to improve its consolidated financial position, including (i) the doubling of the capacity of Znojmo from 11 to 22 gaming tables; (ii) the renovations of its Ceska and Rozvadov casinos; (iii) the September 1, 2003 opening of Hollywood Spin in space that the Company is leasing in a designer outlet mall in Hate, Czech Republic; and (iv) the ground breaking on the construction of its fifth casino in the Czech Republic, due to open in late 2004.

In conjunction with the June 2003 Exchange Agreement, Value Partners, which owned 66.6% of the Company’s long-term debt prior to the completion of the 2003 Recapitalization, maintained its controlling interest in the Company pursuant to the distribution of 327,010,388 pre-reverse stock split shares to Value Partners, which exchanged its debt for Common Stock in the agreement.  This issue increased Value Partners equity interest in the Company to 70.7%.  On April 5, 2004, as part of the one (1)-for-one (100) hundred reverse stock split, Value Partners’ Common Stock holding was reduced by a factor of 100 to 3,559,388 shares (fractional shares being rounded up to the next whole share) of the Company’s authorized and outstanding Common Stock.  Value Partners’ equity interest in the Company, as a percentage of authorized and outstanding shares, is approximately 71%.

PLAN OF OPERATIONS

TWC management will continue to develop marketing and operational strategies designed to increase attendance and revenues at its existing locations in the Czech Republic.  Management will strive to maximize the performance of its existing Business Units through a combination of revenue enhancement strategies and improved efficiencies.  Further, management believes that, with the May 2004 opening of the border in conjunction of the Czech Republic joining the European Union (“EU”), the expected reduction of traffic jams and queues at customs and border control will allow for an increase in the number and frequency of visits to the casino by existing and potential foreign clientele.

The regional economy in Rozvadov continued to deteriorate and served to reduce the overall customer base of the casino.  Further, with the June 2003 opening of a casino across the street from the Company’s property, local competition has intensified and negatively impacted its attendance level.  Rozvadov’s revenue achievements in 2002 and part of 2003, which were heavily dependent on its high volume player base, may have contributed, in part, to the erosion of its own market.  In response, management has expanded its marketing programs and undertaken several marketing initiatives to boost attendance, which included enhancing the quality of player amenities and services and targeting a wider scope of players.

Ceska has stabilized its attendance level to that of the comparable period in 2003.  Management focused on customer service and guest relations improvements and the timing of marketing and promotional activities to coincide with major holidays and special events to maximize the capture rate of players.  Ceska continued its efforts to grow the clientele base through increased marketing activities targeting Regensburg, Germany, the nearest prosperous German city to the casino.

Znojmo, which draws its clientele from the largest and most affluent market of any of the Business Units, has capitalized on the variety of promotional activities conducted, together with the casino’s resources of well-trained staff and newer facilities, to attract and retain players.  Management continued to emphasize internal promotions and personalized customer service to newcomers and regular players alike.  The success of these promotional events and management’s efforts produced a 28% growth in attendance for the quarter ended March 31, 2004 versus the comparable period in 2003 and boosted total revenue by 24% in comparison to the same period a year ago.  Management continued to concentrate the bulk of its media advertising toward Vienna, its primary market, which is also expected to benefit from the aforementioned border control relaxation in May 2004.

Hollywood Spin, the newest business unit, which is housed within the Freeport designer outlet mall, continued to develop its market.  Freeport plc, the owner and developer of the mall, has thus far been unable to generate the expected attendance level in the mall.  Thus, management’s challenge has been to attract visitors to Hollywood Spin, and in attempting to do so, has relied heavily on its own marketing infrastructure to cultivate a clientele base.

In April 2004, the Company broke ground on the construction of its fifth casino in the Czech Republic, which it anticipates will open in late 2004.  Other future development plans for the Company include the potential development of a hotel adjacent to the Znojmo casino, and the development of two hotels in the Bavarian region of Germany.

Long Range Objective

The Company’s senior corporate-level management, some of whose backgrounds are in the hotel industry, has endeavored to rid the Company of unprofitable businesses, maximize the potential of the Company’s Czech Republic operations, and explore expansion of the Company through the addition of new businesses, including hotels.  Management is currently evaluating several potential expansion opportunities in Europe, subject to the availability of the necessary financing.

TWC has many competitive advantages.  The Company’s casinos, which operate under the brand name American Chance Casinos (“ACC”), have reputations for consistently high quality and impeccable service in relaxed but exciting atmospheres.  Management has endeavored to establish ACC as a reputable casino company in the Czech Republic through its consistent policies, professional management and strict adherence to all state and local gaming regulations.  With an appropriate long-term capital structure and adequate working capital, management believes that the Company’s business will remain viable and can reasonably be managed to produce higher margins in the future than those experienced in 2003 and in the quarter ended March 31, 2004.  Further, TWC’s strengthened capital structure should enable the Company to retain and attract high quality personnel and, most importantly Further, existing and future customers.

Management’s long-term goal is to create a hotel division while pursuing expansion of the casino division.  Acquisitions will be based on evaluation of the potential return of projects that arise and the availability of financing to purchase additional assets.  However, there can be no assurances that management’s long term goals can be met or realized.

Development

The Company is currently evaluating several possible acquisition prospects, including the construction of three hotels and the potential acquisition of existing hotels in Europe.  Management intends to pursue what it believes to be projects with the highest potential returns and greatest strategic value based on its analyses of all investment opportunities.

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

PART II - OTHER INFORMATION

ITEM 1.                                           LEGAL PROCEEDINGS

In October 2001, the Company filed a “Complaint for Damages” against Choice Capital Corporation, a/k/a Choice International Corporation (“Choice”) and Jude Onukuwa in the Superior Court of Fulton County, Georgia.  The Company sought to recover payments made to Choice in connection with a financing transaction that never closed as well as interest on the payments.  On December 16, 2003, the court granted TWC final judgment and awarded the Company pre-judgment and post-judgment interest.  Choice has filed an appeal from the final judgment; however, TWC is confident that its position will be upheld by the Georgia Court of Appeals.  Because the judgment is solely in TWC’s favor and all claims against TWC have been dismissed or withdrawn, no provision for liability to the Company that may result upon adjudication has been made in the Company’s condensed consolidated financial statements for the quarter ended March 31, 2004.

The Company is not involved in any other material legal proceeding or litigation as of March 31, 2004.

ITEM 2.                                           CHANGES IN SECURITIES AND USE OF PROCEEDS

In April 2004, the Company issued 200 shares of its Common Stock in connection with the March 2004 exercise of options by one of its executives.

ITEM 3.                                           DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                                           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                                           OTHER INFORMATION

None.

ITEM 6.                                           EXHIBITS REPORTS ON FORM 8-K

EXHIBITS

31.0	Certification of Chief Executive Officer/Chief Financial Officer
32.0	Certification of Chief Executive Officer and Chief Financial Officer

REPORTS ON FORM 8-K

A Form 8-K was filed with the SEC. on March 5, 2004, announcing, in a press release, the reverse stock split.

SIGNATURE

In accordance with the requirements of Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS WORLD CORPORATION

Date:	May 3, 2004	By:	/s/ Rami S. Ramadan
President, Chief Executive Officer and
Chief Financial Officer