Form 10QSB
period 2004-06-30
TRANS WORLD CORP
filed 2004-08-02
CIK 914577

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Shares of the Registrant’s Common Stock, par value $.001, outstanding as of July 29, 2004:  5,031,660

Transitional Small Business Disclosure Format (check one:  YES   ☐     NO  ☒)

TRANS WORLD CORPORATION AND SUBSIDIARIES

FORM 10-QSB

FOR THE QUARTER ENDED JUNE 30, 2004

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
June 30, 2004
(in thousands, except for per share data)

ASSETS

CURRENT ASSETS:

Cash	$4,280
Prepaid expenses and other current assets	274

Total current assets	4,554

PROPERTY AND EQUIPMENT, less accumulated depreciation of $2,944	6,987

OTHER ASSETS:

Goodwill	4,590
Deposits and other assets	1,133

Total other assets	5,723

$17,264

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Short-term debt	$266
Accounts payable	200
Interest payable	60
Long-term debt, current maturities	1,243
Czech tax accrual	1,142
Accrued expenses and other current liabilities	1,734

Total current liabilities	4,645

LONG-TERM LIABILITIES:

Long-term debt, less current maturities	3,009
Other	94

Total long-term liabilities	3,103

STOCKHOLDERS’ EQUITY:

Preferred stock, $.001 par value, 4,000 shares authorized, none issued
Common stock $.001 par value, 9,500 shares authorized, 5,032 shares issued and outstanding	5
Additional paid-in capital	43,228
Accumulated other comprehensive income	2,391
Accumulated deficit	(36,108)

Total stockholders’ equity	9,516

$17,264

See accompanying notes to condensed consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME/LOSS (Unaudited)
Six and Three Months Ended June 30, 2004 and 2003
(in thousands, except for per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003

REVENUES	$9,723	$8,094	$4,740	$4,092

COSTS AND EXPENSES:
Cost of revenues	5,071	4,227	2,577	2,184
Depreciation and amortization	224	271	112	155
Selling, general and administrative	3,125	2,700	1,431	1,411
	8,421	7,198	4,119	3,750

INCOME FROM OPERATIONS	1,303	896	621	342

OTHER INCOME (EXPENSE):
Interest expense	(152)	(1,632)	(73)	(577)
Foreign exchange gain (loss)	(104)	157	(20)	111
Other	3	(326)	(0)	(316)
	(253)	(1,801)	(93)	(782)

NET INCOME (LOSS)	$1,049	$(905)	$528	$(440)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	5,032	528	5,032	553
Diluted	5,040	528	5,040	553

EARNINGS (LOSS) PER COMMON SHARE
Basic	$0.21	$(1.71)	$0.10	$(0.80)
Diluted	$0.21	$(1.71)	$0.10	$(0.80)

COMPREHENSIVE INCOME (LOSS):

Net income (loss)	$1,049	$(905)	$528	$(440)

Other comprehensive income (loss), foreign currency translation adjustment	(314)	417	179	349

Comprehensive income (loss)	$735	$(488)	$707	$(91)

See accompanying notes to condensed consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Six Months Ended June 30, 2004 and 2003
(in thousands)

	2004	2003

NET CASH PROVIDED BY OPERATING ACTIVITIES	$300	$521

NET CASH USED IN INVESTING ACTIVITIES, purchase of property and equipment, net	(329)	(171)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Payments of long-term debt	(649)	(111)

NET CASH USED IN FINANCING ACTIVITIES	(649)	(111)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	14	194

NET INCREASE (DECREASE) IN CASH	(664)	433

CASH
Beginning of period	4,944	3,834

End of period	$4,280	$4,267

See accompanying notes to condensed consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.               Unaudited Statements.

The accompanying condensed consolidated financial statements of Trans World Corporation and Subsidiaries (collectively, the “Company” or “TWC”) for the six and three-month periods ended June 30, 2004 and 2003 are unaudited and reflect all adjustments of a normal and recurring nature to present fairly the consolidated financial position, results of operations and cash flows for the interim periods.  These unaudited condensed, consolidated financial statements have been prepared by the Company pursuant to the instructions to Form 10-QSB.  Pursuant to such instructions, certain financial information and footnote disclosures normally included in such financial statements have been condensed or omitted.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis or plan of operations, contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.  The results of operations for the six and three-month periods ended June 30, 2004 are not necessarily indicative of the results that may occur for the year ending December 31, 2004.

2.               Liquidity.

At June 30, 2004, the Company had a working capital deficit of approximately $91,000.  Given the effect from the recent recapitalization and reduced interest expenses, the Company believes it can produce positive working capital in the future.

On June 26, 2003, the Company completed an exchange agreement (the “June 2003 Exchange Agreement”) with the holders of its $20.0 million 12% Senior Secured Notes (the “Senior Notes”), whereby $18.45 million of note principal was exchanged for 452,797,000 shares of the Company’s common stock, $.001 par value per share (“Common Stock”) and $1.55 million was exchanged for seven-year, unsecured, variable rate promissory notes (the “Replacement Notes”).  In addition, approximately $2.5 million in pre-September 18, 2001 accrued and unpaid interest was converted into three-year, unsecured, promissory notes (the “Interest Notes”) bearing 8% interest and approximately $5.2 million of post-September 17, 2001 interest was waived and forgiven by the holders of the Senior Notes.  Further, the Company believes the waiver by the holders of the Senior Notes of the post-September 17, 2001 interest was an inseparable component of the 2003 Recapitalization and has accounted for this forgiveness as part of the overall transaction (e.g. an increase to additional paid-in-capital).  The completion of the June 2003 Exchange Agreement, the exchange of the Replacement Notes, the conversion of the unpaid and accrued interest into Interest Notes and waiver and forgiveness of post September 17, 2001 interest on Senior Notes are collectively referred to as the “2003 Recapitalization.”  (see also “Critical Accounting Policies, 2003 Recapitalization” section below).

In addition to the 2003 Recapitalization, the Company has also taken several other steps in an effort to improve its consolidated financial position, including (i) the doubling of the capacity of its casino in Hate near Znojmo, Czech Republic (“Znojmo”) from 11 to 22 gaming tables; (ii) the renovations of its casinos in Ceska Kubice, Czech Republic (“Ceska”) and in Rozvadov, Czech Republic (“Rozvadov”)  (iii) the September 1, 2003 opening of Hollywood Spin Restaurant and Slot Bar (“Hollywood Spin”) in space that the Company leases in the Freeport designer outlet mall in Hate, Czech Republic; and (iv) the construction of its fifth casino in the Czech Republic, which is due to open in early 2005.

Additionally, the Company is concentrating on securing financing to acquire and develop new business units, including the construction of a 100-room hotel in the Bavarian region of Germany, the development of a hotel in Hate, Czech Republic, and the acquisition of existing hotels in Europe.  Although these objectives are a priority to TWC, there can be no assurances that management’s plans will be realized.

3.               Selected accounting policies and recent accounting pronouncements.

(a)          Earnings per share - Basic earnings (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per common share incorporate the dilutive effect of common stock equivalents on an average basis during the period.  The Company’s Common Stock equivalents currently include stock options and warrants.  Unexercised warrants and stock options, adjusted for the reverse stock split (see: section 4 “Other Items.”), to purchase approximately 63,393 and 60,392 shares of Common Stock as of June 30, 2004 and 2003, respectively, were not included in the computation of earnings (loss) per common share because to do so would be anti-dilutive for the 2003 periods presented.

(b)         Stock-based compensation - The Company complies with the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148.

The Company applies APB No. 25 and related interpretations in accounting for its stock option plans, adjusted for the reverse stock split, and, accordingly, no compensation cost has been recognized because stock options granted under the plans were at exercise prices which were equal to or above the market value of the underlying stock at date of grant.  Had compensation expenses been determined as provided by SFAS No. 123 using the Black-Scholes option-pricing model, the pro forma effect on the Company’s net income (loss) and per share amounts would have been the following for the periods ended:

	Six months ended June 30,		Three months ended June 30,
	2004	2003	2004	2003
Net income (loss), as reported	$1,049	$(905)	$528	$(440)
Stock-based employee compensation expense included in net income (loss) of related tax effects	—	—	—	—
Stock-based employee compensation determined under the fair value-based method, net of related tax effects	(3)	(2)	(1)	(1)
Net income (loss), pro forma	$1,046	$(907)	$527	$(441)
Earnings (loss) per common share (basic and diluted), as adjusted for the reverse stock split:

As reported	$0.21	$(1.71)	$0.10	$(0.92)
Pro forma	$0.21	$(1.71)	$0.10	$(0.92)

4.               Other items.

(a)          Litigation – The Company is involved in an action against Choice Capital Corporation in United States court (See:  Part II - Item 1.  “Legal Proceedings”).  The Company is not currently involved in any other material legal proceeding or litigation as of June 30, 2004, or through the date of this filing.

(b)         Reverse stock split – On March 5, 2004, TWC’s Board of Directors (the “Board”) approved a one (1)-for-one hundred (100) reverse stock split of its Common Stock, with all fractional shares being rounded up to the next whole share.  The reverse stock split was effective on April 5, 2004.  Stockholders’ equity has been restated to give retroactive recognition to the stock split for all periods presented by reclassifying from common stock to additional paid-in capital for the par value of the diminished shares arising from the reverse split.  In addition, all references in the consolidated financial statements to the number of shares and per share amount have been restated.

(c)          Decrease in authorized shares of Common Stock - As part of the reverse stock split, the Company’s authorized shares of Common Stock were effectively reduced from 950,000,000 to 9,500,000 shares.  There were no changes to the Company’s authorized preferred stock, which remains at 4,000,000 shares.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Exchange Rates

The actual 2004 and 2003 operating results in local currency for Ceska, Rozvadov, Znojmo, and Hollywood Spin (collectively, the “Business Units”) were converted to US Dollars using the average of the daily exchange rates of each month in the reporting periods, which are depicted in the following table.

Period	US Dollar (USD)	Czech Koruna (CZK)	Euro (EUR)
June 2004	1.00	26.0523	0.8233
May 2004	1.00	26.7083	0.8335
April 2004	1.00	27.1324	0.8327
June 2003	1.00	26.9171	0.8569
May 2003	1.00	27.1898	0.8658
April 2003	1.00	29.1570	0.9212

Due to the fact that the Company’s operations are located in Europe, the financial results are subject to the influence of fluctuations in foreign currency exchange rates.  Reversing the trend of the first six months of 2003, a period in which the EUR and other European currencies gained significant value versus the USD, these currencies weakened slightly against the USD in the two quarters of 2004.

The balance sheet totals of the Company’s foreign subsidiaries at June 30, 2004 were converted to USDs using the interbank exchange rates for June 30, 2004, which are depicted in the following table.

As of	USD	CZK	EUR
June 30, 2004	1.00	26.4190	0.8277

Critical Accounting Policies

Management has identified the following as critical accounting policies that affect the Company’s consolidated financial statements.

Goodwill

Goodwill, which represents the excess of cost of the Company’s Czech subsidiaries over the fair value of their net assets on the date of acquisition, was being amortized on a straight-line basis over seven years through December 31, 2001.  Under Statement of Financial Accounting Standards (“SFAS”) No. 142, effective the first quarter of the year ended December 31, 2002, goodwill is no longer subject to amortization over its estimated useful life; rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test.  During the quarter ended June 2002, the Company completed the first step of the required two-step impairment testing.  The first step of the impairment testing required the Company to compare the fair value of its Czech Republic reporting unit, the Company’s only reporting unit as defined under SFAS No. 142, to its carrying value (the net equity of the Company) to determine whether there was an indication that an impairment existed.  The fair value of the Czech Republic reporting unit was determined through a combination of the October 2002 appraisals of the Company’s tangible assets and a goodwill estimate using an industry norm multiple of earnings before interest, taxes, depreciation and amortization, less the tangible assets.  No impairment losses were recorded against goodwill upon the initial adoption of SFAS No. 142.  During the second quarter of 2004, , the Company repeated the annual fair-value based testing of the carrying value goodwill related to its Czech Republic reporting unit, as required by SFAS No. 142, and determined that no recording of impairment losses was warranted.

2003 Recapitalization

In June 2003, the Company completed the 2003 Recapitalization (see Note 2 of the Condensed Consolidated Financial Statements for further discussion).  The transaction increased the Company’s stockholders’ equity by approximately $21.4 million.  The debt to equity conversion price of approximately $0.04 was a product of the terms of the June 2003 Exchange Agreement, which was designed to provide the noteholders who tendered in the exchange approximately 90% ownership of the Company’s issued and outstanding Common Stock.  The Company believes the approximate $0.04 conversion price was representative of the fair value of the Company’s Common Stock.  Accordingly, the transaction was accounted for as an even exchange of value, with no gain or loss recognized.  Further, the Company believes the waiver by the holders of the Senior Notes of the post-September 17, 2001 interest was an inseparable component of the 2003 Recapitalization and has accounted for this forgiveness as part of the overall transaction (e.g. an increase to additional paid-in-capital).

Total Company:

Three Months Ended June 30, 2004 and 2003:

The changes in the consolidated results of the Company for the three month-period ended June 30, 2004 versus the results for the three month-period ended June 30, 2003 are depicted in the following table.

	Three Months Ended June 30, 2003	Change	Three Months Ended June 30, 2004

Net loss	(440)
Revenues		648
Cost of revenues		(392)
Depreciation and amortization		43
Selling, general and administrative		(20)
Interest expense		504
Foreign exchange loss		(131)
Other expenses		316
Net income		968	528

For the quarter ended June 30, 2004, the Company achieved revenue of $4.74 million, which represented a 16% or $648,000 improvement versus the second quarter of 2003 and is the net result of (i) a 1.7 percentage point improvement in the combined win percentage; (ii) a 35% gain in slot revenues; (iii) a three percent overall attendance improvement; and (iv) the positive influence of exchange rate fluctuations during the period.  The attendance improvement was attributable, in large part, to the culmination of several high-value prize raffles (which were launched in the first quarter of 2004) and to continued advertising campaigns in the Company’s principal markets in Austria and Germany.

To increase the frequency of visitations, the Company enhanced its in-house promotions and entitlement programs, thereby increasing guest related expenses in the second quarter of 2004 by 24% versus the same period in 2003.  Further, revenue-based slot lease agreements, gaming taxes and influences of foreign exchange rate fluctuations also contributed to the $392,000 increase in the Company’s cost of revenues in the second quarter of 2004 versus the same quarter in 2003.

Total selling, general and administrative costs increased by $20,000 in the second quarter of 2004 as compared to the same period in 2003, primarily as a result of higher payroll, credit card commissions and legal fees, which were somewhat offset by gains from foreign currency transactions between the EUR, its principal revenue currency, and the CZK, the currency in which the majority of the Company’s expenses are paid.

Interest expense declined $504,000 in the second quarter of 2004 versus the second quarter of 2003 due, principally, to the impact of the 2003 Recapitalization.

The Company recorded a non-cash, foreign exchange loss of approximately $20,000 from its Euro currency bank deposits in the second quarter of 2004, versus the $111,000 foreign exchange gain in the comparable period in 2003.

The Company’s reduction of other expenses of $316,000 related to the write-off in 2003 of certain financing related assets and the creation of a non-qualified executive retirement reserve.

As a result, the Company incurred a net income of $528,000 for the three-month period ended June 30, 2004, which represented a $968,000 improvement over the results of the same three-month period in 2003.

Six Months Ended June 30, 2004 and 2003:

The changes in the consolidated results of the Company for the six month-period ended June 30, 2004 versus the results for the six month-period ended June 30, 2003 are depicted in the following table.

	Six Months Ended June 30, 2003	Change	Six Months Ended June 30, 2004

Net loss	(905)
Revenues		1,629
Cost of revenues		(844)
Depreciation and amortization		47
Selling, general and administrative		(425)
Interest expense		1,480
Foreign exchange loss		(261)
Other expenses		328
Net income		1,954	1,049

In the six months ended June 30, 2004, the Company earned revenues of $9.72 million, which represented an increase of $1.63 million when compared to the same period in 2003.  The increase was due principally to (i) a 5.4% improvement in attendance; (ii) a 6.1% improvement in the drop per head (“DpH”), the per guest average dollar value of gaming chips purchased; (iii) a 52% improvement in slot revenues; and (iv) the positive influence of exchange rate fluctuations during the period.  With the exception of exchange rate fluctuations, these improvements were largely the result of management’s continued focus on refinement of guest relations programs and personalized service as well as its efforts to provide memorable entertainment and maintain a relaxed gaming environment for its clientele.

In the first half of 2004, cost of revenues of approximately $5.07 million was 20% higher than in the first six months of 2003 due notably to a combination of greater guest amenity expenses related to the aforementioned promotional efforts, higher revenue-based slot lease expenses, and higher revenue-driven gaming taxes.

Selling, general, and administrative costs increased by $425,000 to $3.13 million in the first six months in 2004 versus the same period in 2003 due, in large part, to the marketing campaigns and advertising expenses associated with the Company’s promotional events, higher payroll, credit card commissions, legal fees, and higher commercial insurance costs, which were somewhat offset by gains from foreign currency transactions.

Interest expense for the first six months of 2004 versus the same period in 2003 decreased by approximately $1.48 million, primarily, as a result of the 2003 Recapitalization.

The Company also recorded a non-cash, foreign exchange loss of $104,000 from its EUR currency bank deposits in the first half of 2004 versus a gain of $157,000 in the same period in 2003.

Other expenses decreased by $328,000 in the six-month period ended June 30, 2004 versus the same period in 2003 and consisted mainly of the write-off in 2003 of certain financing related assets and for the creation of a non-qualified executive retirement reserve.  The decrease was also due, in small part, to the gain on sales of discontinued slot machines.

As a result, the Company’s net income of $1.05 million for the six-month period ended June 30, 2004 represented a $1.95 million improvement over the corresponding period in 2003.

Administrative Issues:

Ceska

The Ceska casino, which has a Chicago-1920’s theme, currently operates 15 gaming tables, including seven card tables, seven roulette tables, and one electro-mechanical, eight-position roulette game.  It also has 46 slot machines, including 41 video slot machines, and parking for approximately 60 cars.

Rozvadov

The Rozvadov casino, which has a Pacific South Seas theme, currently operates 10 gaming tables, including five card tables and five roulette tables.  It also has 30 video slot machines, and parking for 40 cars.

Znojmo

Znojmo, which has a Southern Antebellum theme, currently operates 22 gaming tables, which consist of 12 card tables, eight roulette tables, and two electro-mechanical roulette games.  It also has 60 video slot machines and parking for approximately 120 cars.

Hollywood Spin

Hollywood Spin, which is located within the Freeport designer outlet mall adjacent to the Company’s Znojmo casino, features extensive American movie related décor as well as American music and sports theme elements.  In addition to a 76-seat restaurant and 16-seat bar, Hollywood Spin offers 20 video slot machines, two electro-mechanical, eight position roulette games, and two live-game tables.  The designer outlet mall has a parking capacity of approximately 1,000 cars.

Management Company

On April 5, 2004, the Company executed a one (1)-for-one hundred (100) reverse stock-split of its authorized and issued Common Stock.  All fractional shares were rounded up to the next whole share and no stockholders were cashed out in the reverse split.  As a result of the reverse stock split, TWC was assigned a new ticker symbol, “TWOC”, by the National Association of Securities Dealers, Inc (“NASD”).

Sales and Marketing

In the second quarter of 2004, the Company launched several high profile marketing initiatives as part of its efforts to boost attendance and repeat visitations.  The promotional activities were tailored to each Business Unit’s individual client base.  In addition, the Company, in collaboration with one of the largest BMW regional dealers, sponsored the Miss Regensburg Competition 2004 event.  Management also continued its popular series of ethnically themed parties.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital, defined as current assets minus current liabilities, improved $48,000 to a deficit of $91,000 at June 30, 2004 from a working capital deficit of $139,000 at December 31, 2003.  The reduction was due, primarily, to a decrease in payables of $981,000, notably from payments of gaming taxes, which was partially offset by a decrease in cash on hand of $664,000, a net decrease in accrued expenses and other long-term payables of $109,000 and a decrease in prepaid expenses and other current assets of $160,000.

For the six months ended June 30, 2004, the Company had net cash provided by operations of $300,000.  This was, primarily, a result of a net income of $1.05 million, a net decrease in operating assets and liabilities of $907,000, and a net increase of $75,000 in foreign currency translation adjustment, which were partially offset by $224,000 of depreciation and amortization and $9,000 in short term interest payable.  For the six months ended June 30, 2004, net cash used in investing activities related, principally, to the construction costs of the Company’s newest casino as well as minor property and equipment purchases and exchange rate fluctuations.  For the six months ended June 30, 2004, net cash used in financing activities of $649,000 represented approximately $261,000 in principal repayment of a loan in the original amount of €1.6 million used to purchase the Znojmo casino building and principal repayment of $388,000 on the Interest Notes.

The Company is obligated under various contractual commitments over the next five years.  The following is a summary of the five-year commitments of the Company as of June 30, 2004:

(in thousands) Contractual Obligation	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-term debt, US	$3,264	$823	$891	$—	$1,550
Long-term debt, foreign	987	420	567
Short-term debt	266	266
Operating leases	141	64	67	10
Employment agreements	465	465
Consulting agreements	47	27	20
Other agreements

Total contractual obligations	$5,170	$2,065	$1,545	$10	$1,550

In addition to the 2003 Recapitalization, the Company has also taken several other steps in an effort to improve its consolidated financial position, including (i) the doubling of the capacity of Znojmo from 11 to 22 gaming tables; (ii) the renovations of its Ceska and Rozvadov casinos; (iii) the September 1, 2003 opening of Hollywood Spin in space that the Company is leasing in a designer outlet mall in Hate, Czech Republic; and (iv) the ground breaking on the construction of its fifth casino in the Czech Republic, due to open in early 2005.

Further, the Company is concentrating on securing financing to acquire and develop new business units, including the construction of a 100-room hotel in the Bavarian region of Germany, the development of a hotel in Hate, Czech Republic, and the acquisition of existing hotels in Europe.  Although these objectives are a priority to TWC, there can be no assurances that management’s plans will be achieved.

In conjunction with the June 2003 Exchange Agreement, Value Partners, which owned 66.6% of the Company’s long-term debt prior to the completion of the 2003 Recapitalization, maintained its controlling interest in the Company pursuant to the distribution of 327,010,388 pre-reverse stock split shares to Value Partners, which exchanged its debt for Common Stock in the agreement.  This issue increased Value Partners equity interest in the Company to 70.7%.  On April 5, 2004, as part of the one (1)-for-one (100) hundred reverse stock split, Value Partners’ Common Stock holding was reduced by a factor of 100 to 3,559,388 shares of the Company’s authorized and outstanding Common Stock.  Value Partners also holds 26,000 warrants, which, if exercised, would increase its beneficial ownership to 70.9% of the authorized and outstanding shares of the Company.

PLAN OF OPERATIONS

TWC management will continue to develop marketing and operational strategies designed to increase attendance and revenues at its existing locations in the Czech Republic.  Management will strive to maximize the performance of its existing Business Units through a combination of revenue enhancement strategies and improved efficiencies.  Further, the May 2004 opening of the borders, as part of the Czech Republic joining the European Union (“EU”), has substantially reduced the traffic jams and queues at customs and border control stations and has facilitated easier access of its foreign clientele to the casinos.

The weak economy in Rozvadov’s market region continued to plague the operation and has served to reduce the overall customer base of the casino and its competitors.  In response, management has expanded its marketing programs and undertaken several marketing initiatives to boost attendance, which include enhancing the quality of player amenities and services and targeting a wider scope of players.

Ceska has stabilized its attendance level to that of the comparable period in 2003.  Management continues to focus on customer service and guest relations improvements and is introducing marketing and promotional activities with greater appeal to its existing and potential clientele.  Ceska continues its efforts to grow the clientele base through expanded marketing activities targeting German markets.

Znojmo, which draws its clientele from the largest and most affluent market of any of the Business Units, has demonstrated its ability to attract and retain a large group of high-volume players among its customer base through a variety of promotional activities, together with the casino’s resources of well-trained staff and newer facilities.  Management continues to emphasize internal promotions and personalized customer service to newcomers and regular players alike.  As in the past, the bulk of its media advertising will target Austria’s greater Vienna region, its primary market.

Hollywood Spin, the newest business unit, which is situated within the Freeport designer outlet mall, continues to develop its market.  Freeport plc, the owner and manager of the mall, has struggled to generate the expected attendance level in the mall.  Thus, management’s challenge has been to attract visitors to Hollywood Spin, and in attempting to do so, has relied heavily on its own marketing infrastructure to cultivate a clientele base.

In April 2004, the Company broke ground on its fifth casino in the Czech Republic, which it anticipates will open in early 2005.  Other future development plans for the Company include the potential development of hotels adjacent to the Znojmo casino and in the Bavarian region of Germany as well as possible acquisition of existing hotels in Europe.

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

TWC has many competitive advantages.  The Company’s casinos, which operate under the brand name American Chance Casinos (“ACC”), have reputations for consistently high quality and impeccable service in relaxed but exciting atmospheres.  Management has endeavored to establish ACC as a reputable casino company in the Czech Republic through its consistent policies, professional management and strict adherence to all state and local gaming regulations.  With an appropriate long-term capital structure and adequate working capital, management believes that the Company’s business will remain viable and can reasonably be managed to produce higher margins in the future than those experienced in 2003 and in the six months ended June 30, 2004.  Further, TWC’s strengthened capital structure should enable the Company to retain and attract high quality personnel and, most importantly, existing and future customers.

Management’s long-term goal is to create a hotel division while pursuing expansion of the casino division.  Acquisitions will be based on evaluation of the potential return of projects that arise and the availability of financing to purchase additional assets.  However, there can be no assurances that management’s long term goals can be met or realized.

Development

The Company is currently evaluating several possible development prospects, including the construction of hotels and the potential acquisition of existing hotels in Europe.  Management intends to pursue what it believes to be projects with the highest potential returns and greatest strategic value based on its analyses of all investment opportunities.

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

PART II - OTHER INFORMATION

ITEM 1.                                                     LEGAL PROCEEDINGS

In October 2001, the Company filed a “Complaint for Damages” against Choice Capital Corporation, a/k/a Choice International Corporation (“Choice”) and Jude Onukuwa in the Superior Court of Fulton County, Georgia.  The Company sought to recover payments made to Choice in connection with a financing transaction that never closed as well as interest on the payments.  On December 16, 2003, the court granted TWC final judgment and awarded the Company pre-judgment and post-judgment interest.  Choice’s appeal from the final judgment was dismissed by the Court.  TWC is currently conducting post-judgment discovery on Choice.  Because the judgment is solely in TWC’s favor and all claims against TWC have been dismissed or withdrawn, no provision for liability to the Company that may result upon adjudication has been made in the Company’s condensed consolidated financial statements for the six months ended June 30, 2004.

The Company is not involved in any other material legal proceeding or litigation as of June 30, 2004, or through the date of this filing.

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

ITEM 3.                                                     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 2003 Annual Meeting on June 14, 2004 in Regensburg, Germany.  There were a total of 5,031,656 shares of common stock of the Company which could be voted and that 3,697,386 shares were represented at the meeting by the holders thereof in person and by proxy, which constituted a quorum.  The votes were as follow:

1.                                       Election of Directors, for One-year Term expiring in 2005:

	For	Withheld	Not Voted
Geoffrey B. Baker	3,697,376	10

Julio E. Heurtematte, Jr.	3,697,376	10

Rami S. Ramadan	3,696,826	560

Malcolm M.B. Sterrett	3,697,376	10

Timothy G. Ewing	3,697,376	10

2.                                       Approval of the 2004 Equity Incentive Plan:

For	Against	Abstain	Not Voted
3,696,631	595	160

3.                                       Ratification of the appointment of Rothstein, Kass & Company, P.C. as the Company’s independent accountants for the fiscal year ending December 31, 2004:

For	Against	Abstain	Not Voted
3,697,226	0	160

ITEM 5.                                                     OTHER INFORMATION

None.

ITEM 6.                                                     EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

31.0                           Certification of Chief Executive Officer/Chief Financial Officer

32.0                           Certification of Chief Executive Officer and Chief Financial Officer

REPORTS ON FORM 8-K

None.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS WORLD CORPORATION

Date: August 2, 2004	By:	/s/ Rami S. Ramadan
President, Chief Executive Officer and Chief Financial Officer