Form 10QSB
period 2004-09-30
TRANS WORLD CORP
filed 2004-11-04
CIK 914577

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

☒         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Shares of the Registrant’s Common Stock, par value $.001, outstanding as of November 3, 2004:  5,031,660

Transitional Small Business Disclosure Format (check one:  YES   ☐                 NO  ☒)

TRANS WORLD CORPORATION AND SUBSIDIARIES

FORM 10-QSB

FOR THE QUARTER ENDED SEPTEMBER 30, 2004

INDEX

PART 1 – FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

September 30, 2004

(in thousands, except for per share data)

ASSETS

CURRENT ASSETS:

Cash	$3,228
Prepaid expenses and other current assets	241

Total current assets	3,469

PROPERTY AND EQUIPMENT, less accumulated depreciation of $3,136	8,250

OTHER ASSETS:

Goodwill	4,721
Deposits and other assets	1,102

Total other assets	5,823

$17,542

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Short-term debt	$266
Accounts payable	156
Interest payable	88
Long-term debt, current maturities	1,270
Czech tax accrual	1,385
Accrued expenses and other current liabilities	1,028

Total current liabilities	4,193

LONG-TERM LIABILITIES:

Long-term debt, less current maturities	2,725
Other long-term commitments	758

Total long-term liabilities	3,483

STOCKHOLDERS’ EQUITY:

Preferred stock, $.001 par value, 4,000 shares authorized, none issued
Common stock $.001 par value, 9,500 shares authorized, 5,032 shares issued and outstanding	5
Additional paid-in capital	43,228
Accumulated other comprehensive income	2,716
Accumulated deficit	(36,083)

Total stockholders’ equity	9,866

$17,542

See accompanying notes to condensed consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME/LOSS (Unaudited)

Nine and Three Months Ended September 30, 2004 and 2003

(in thousands, except for per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003

REVENUES	$13,669	$12,538	$3,945	$4,444

COSTS AND EXPENSES:
Cost of revenues	7,468	6,590	2,397	2,363
Depreciation and amortization	338	383	114	112
Selling, general and administrative	4,503	4,041	1,378	1,341
	12,309	11,014	3,889	3,816

INCOME FROM OPERATIONS	1,360	1,524	56	628

OTHER INCOME (EXPENSE):
Interest expense	(221)	(1,721)	(69)	(89)
Foreign exchange gain (loss)	(67)	179	37	22
Other	3	(326)	(0)	(0)
	(285)	(1,868)	(32)	(67)

NET INCOME (LOSS)	$1,075	$(345)	$24	$560

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	5,032	2,046	5,032	5,031
Diluted	5,043	2,046	5,043	5,041

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$0.21	$(0.17)	$0.00	$0.11
Diluted	$0.21	$(0.17)	$0.00	$0.11

COMPREHENSIVE INCOME (LOSS):

Net income (loss)	$1,075	$(345)	$24	$560

Other comprehensive income, foreign currency translation adjustment	11	425	325	8

Comprehensive income	$1,086	$80	$349	$568

See accompanying notes to condensed consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Nine Months Ended September 30, 2004 and 2003

(in thousands)

	2004	2003

NET CASH PROVIDED BY OPERATING ACTIVITIES	$425	$1,088

NET CASH USED IN INVESTING ACTIVITIES:
Purchase of property and equipment (primarily for Dolni Casino Construction)	(1,308)	(383)

NET CASH USED IN FINANCING ACTIVITIES
Payments of long-term debt	(940)	(485)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	108	200

NET INCREASE (DECREASE) IN CASH	(1,715)	419

CASH:
Beginning of period	4,944	3,834

End of period	$3,229	$4,253

See accompanying notes to condensed consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.               Unaudited Statements.

The accompanying condensed consolidated financial statements of Trans World Corporation and Subsidiaries (collectively, the “Company” or “TWC”) for the nine and three-month periods ended September 30, 2004 and 2003 are unaudited and reflect all adjustments of a normal and recurring nature to fairly present the consolidated financial position, results of operations and cash flows for the interim periods.  These unaudited, condensed consolidated financial statements have been prepared by the Company according to the instructions for Form 10-QSB.  Pursuant to these instructions, certain financial information and footnote disclosures normally included in such financial statements have been condensed or omitted.

These unaudited, condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis or plan of operations, contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.  The results of operations for the nine and three-month periods ended September 30, 2004 are not necessarily indicative of the results that may occur for the year ending December 31, 2004.

2.               Liquidity.

At September 30, 2004, the Company had a working capital deficit of approximately $724,000, due in large part to approximately $1.31 million of capital investments in the construction of its fifth casino in Dolni Dvoriste (“Dolni”), Czech Republic, which is expected to open in January 2005.  This working capital deficit is transitory as the Company believes that the projected cash flows from the new business unit, in conjunction with the positive effects of the recent recapitalization, discussed below, and the associated reduction in interest expense will produce positive working capital in the near future.

On June 26, 2003, the Company completed an exchange agreement (the “June 2003 Exchange Agreement”) with the holders of its $20.0 million 12% Senior Secured Notes (the “Senior Notes”), whereby $18.45 million of note principal was exchanged for 452,797,000 shares (prior to the reverse split.  See Section 4. Other Items) of the Company’s common stock, $.001 par value per share (“Common Stock”) and $1.55 million was exchanged for seven-year, unsecured, variable rate promissory notes (the “Replacement Notes”).  In addition, approximately $2.5 million in pre-September 18, 2001 accrued and unpaid interest was converted into three-year, unsecured, promissory notes (the “Interest Notes”) bearing 8% interest and approximately $5.2 million of post-September 17, 2001 interest was waived and forgiven by the holders of the Senior Notes.  Further, the Company believes the waiver by the holders of the Senior Notes of the post-September 17, 2001 interest was an inseparable component of the 2003 Recapitalization and has accounted for this forgiveness as part of the overall transaction (e.g. an increase to additional paid-in-capital).  The completion of the June 2003 Exchange Agreement, the exchange of the Replacement Notes, the conversion of the unpaid and accrued interest into Interest Notes and waiver and forgiveness of post September 17, 2001 interest on Senior Notes are collectively referred to as the “2003 Recapitalization.”  (See also under “Item 2. Management’s Discussion and Analysis or Plan of Operation”).

In addition to the 2003 Recapitalization, the Company has also taken several other steps in an effort to improve its consolidated financial position, including (i) the doubling of the capacity of its casino in Hate near Znojmo, Czech Republic (“Znojmo”) from 11 to 22 gaming tables; (ii) the renovations of its casinos in Ceska Kubice, Czech Republic (“Ceska”) and in Rozvadov, Czech Republic (“Rozvadov”)  (iii) the September 1, 2003 opening of Hollywood Spin Restaurant and Slot Bar (“Hollywood Spin”) in space that the Company leases in the Freeport Designer Outlet Mall in Hate, Czech Republic; and (iv) the construction of its fifth casino in Dolni, which is scheduled to open in January 2005.

Additionally, the Company is concentrating on securing financing to acquire and develop new business units, including the construction of a hotel in the Czech Republic and the acquisition and/or construction of hotels and casinos in Europe.  Although these objectives are TWC’s priorities, there can be no assurances that management’s plans will be realized.

3.               Selected accounting policies.

(a)          Earnings per share - Basic earnings (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per common share incorporate the dilutive effect of common stock equivalents on an average basis during the period.  The Company’s Common Stock equivalents currently include stock options and warrants.  Unexercised warrants and stock options, adjusted for the reverse stock split (see: section 4 “Other Items.”), to purchase approximately 64,968 and 62,267 shares of Common Stock as of September 30, 2004 and 2003, respectively, were not included in the computation of earnings (loss) per common share because to do so would be anti-dilutive for the 2003 year-to-date period presented.

(b)         Stock-based compensation - The Company complies with the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148.

The Company applies Accounting Principles Board (“APB”) No. 25 and related interpretations in accounting for its stock option plans, adjusted for the reverse stock split, and, accordingly, no compensation cost has been recognized because stock options granted under the plans were at exercise prices which were equal to or above the market value of the underlying stock on the date of grant.  Had compensation expenses been determined as provided by SFAS No. 123 using the Black-Scholes option-pricing model, the pro forma effect on the Company’s net income (loss) and per share amounts would have been the following for the periods ended:

	Nine months ended September 30,		Three months ended September 30,
	2004	2003	2004	2003
Net income (loss), as reported	$1,075	$(345)	$24	$560
Stock-based employee compensation expense included in net income (loss) of related tax effects	—	—	—	—
Stock-based employee compensation determined under the fair value-based method, net of related tax effects	(3)	(2)	(1)	(11)
Net income (loss), pro forma	$1,072	$(347)	$23	$549
Earnings (loss) per common share (basic and diluted), as adjusted for the reverse stock split:

As reported	$0.21	$(0.17)	$0.00	$0.11
Pro forma	$0.21	$(0.17)	$0.00	$0.11

4.               Other items.

(a)          Litigation – The Company is involved in an action against Choice Capital Corporation in the Superior Court of Fulton County, Georgia (See:  Part II - Item 1.  “Legal Proceedings”).    The Company is not currently involved in any other material legal proceeding or litigation as of September 30, 2004, or through the date of this filing.

(b)         Reverse stock split –  On March 5, 2004, TWC’s Board of Directors (the “Board”) approved a one (1)-for-one hundred (100) reverse stock split of its Common Stock, with all fractional shares being rounded up to the next whole share.  The reverse stock split was effective on April 5, 2004.  Stockholders’ equity was restated to give retroactive recognition to the stock split for all periods presented by reclassifying from common stock to additional paid-in capital for the par value of the diminished shares arising from the reverse split.  In addition, all references in the condensed consolidated financial statements to the number of shares and per share amount were restated.

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

Period	US Dollar (USD)	Czech Koruna (CZK)	Euro (EUR)
September 2004	1.00	25.9264	0.8194
August 2004	1.00	25.9855	0.8199
July 2004	1.00	25.7436	0.8149
September 2003	1.00	28.7888	0.8893
August 2003	1.00	28.9799	0.8968
July 2003	1.00	28.0210	0.8787

The balance sheet totals of the Company’s foreign subsidiaries at September 30, 2004 were converted to USDs using the interbank exchange rates for September 30, 2004, which are depicted in the following table.

As of	USD	CZK	EUR
September 30, 2004	1.00	25.6860	0.8114

Critical Accounting Policies

Management has identified the following as critical accounting policies that affect the Company’s condensed consolidated financial statements.

Goodwill

Goodwill, which represents the excess of cost of the Company’s Czech subsidiaries over the fair value of their net assets on the date of acquisition, was being amortized on a straight-line basis over seven years through December 31, 2001.  Under Statement of Financial Accounting Standards (“SFAS”) No. 142, effective the first quarter of the year ended December 31, 2002, goodwill is no longer subject to amortization over its estimated useful life; rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test.  During the quarter ended June 2002, the Company completed the first step of the required two-step impairment testing.  The first step of the impairment testing required the Company to compare the fair value of its Czech Republic reporting unit, the Company’s only reporting unit as defined under SFAS No. 142, to its carrying value (the net equity of the Company) to determine whether there was an indication that an impairment existed.  The fair value of the Czech Republic reporting unit was determined through a combination of the October 2002 appraisals of the Company’s tangible assets and a goodwill estimate using an industry norm multiple of earnings before interest, taxes, depreciation and amortization.  No impairment losses were recorded against goodwill upon the initial adoption of SFAS No. 142.  During the second quarter of 2004, the Company repeated the annual fair-value based testing of the carrying value goodwill related to its Czech Republic reporting unit, as required by SFAS No. 142, and determined that no recording of impairment losses was warranted.

2003 Recapitalization

In June 2003, the Company completed the 2003 Recapitalization (see Note 2 of the Condensed Consolidated Financial Statements for further discussion).  The transaction increased the Company’s stockholders’ equity by approximately $21.4 million.  The debt-to-equity conversion price of approximately $0.04 was a product of the terms of the June 2003 Exchange Agreement, which was designed to provide the noteholders who tendered in the exchange approximately 90% ownership of the Company’s issued and outstanding Common Stock.  The Company believes the approximate $0.04 conversion price was representative of the fair value of the Company’s Common Stock.  Accordingly, the transaction was accounted for as an even exchange of value, with no gain or loss recognized.  Further, the Company believes the waiver by the holders of the Senior Notes of the post-September 17, 2001 interest was an inseparable component of the 2003 Recapitalization and has accounted for this forgiveness as part of the overall transaction (e.g. an increase to additional paid-in-capital).

Total Company:

Three Months Ended September 30, 2004 and 2003:

The changes in the consolidated results of the Company for the three month-period ended September 30, 2004 versus the results for the three month-period ended September 30, 2003 are depicted in the following table.

	Three Months Ended September 30, 2003	Change	Three Months Ended September 30, 2004

Net income	560
Revenues		(499)
Cost of revenues		(34)
Depreciation and amortization		(2)
Selling, general and administrative		(37)
Interest expense		20
Foreign exchange gain		16
Net income		(536)	24

For the quarter ended September 30, 2004, the Company achieved revenue of $3.95 million, an 11.2% or $499,000 decline versus the third quarter of 2003.  This decline was primarily the result of a 4.7 percentage point drop in the combined win percentage, the ratio of total live-game revenue earned versus the total value of gaming chips purchased, due to a relatively higher number of live-game losses to regular customers that occurred in the period as compared to the same period in 2003.

Cost of revenues increased by $34,000, principally, as a result of the revenue-based slot lease expenses, as slot revenue for the quarter ended September 30, 2004 improved by 36% over the same quarter in 2003.  Further, the cost increase was partly due to a 19%, non-reimbursable, value-added tax (“VAT”) on products and services, which commenced on May 1, 2004 in conjunction with the Czech Republic joining the European Union (“EU”).

Total selling, general and administrative costs increased by $37,000, or 2.7%, in the third quarter of 2004 versus the same period in 2003, primarily, as a result of a combination of higher development expenses, media advertising, non-reimbursable VAT expenses, and currency losses from foreign currency transactions between the EUR, the principal revenue currency, and the CZK, the currency in which the majority of the Company’s expenses are paid.

Interest expense declined by $20,000, a 22.6% drop, in the third quarter results for 2004 versus the same quarter of 2003 due, mainly, to amortization of the Interest Notes.

The Company recorded a non-cash, foreign exchange gain of approximately $37,000 from its EUR currency bank deposits in the second quarter of 2004, versus a $22,000 foreign exchange gain in the comparable period in 2003.

As a result, the Company earned net income of $24,000 for the three-month period ended September 30, 2004, which represented a $536,000 decline over the results for the same three-month period in 2003.

Nine months Ended September 30, 2004 and 2003:

The changes in the consolidated results of the Company for the nine month-period ended September 30, 2004 versus the results for the nine month-period ended September 30, 2003 are depicted in the following table.

	Nine Months Ended September 30, 2003	Change	Nine Months Ended September 30, 2004

Net loss	(345)
Revenues		1,131
Cost of revenues		(878)
Depreciation and amortization		45
Selling, general and administrative		(462)
Interest expense		1,500
Foreign exchange loss		(246)
Other expenses		330
Net income		1,420	1,075

In the nine months ended September 30, 2004, the Company earned revenues of $13.67 million, which represented a 9.0%, or $1.13 million, increase as compared to the same period in 2003.  The increase was due primarily to (i) a 4.3% improvement in attendance; (ii) a 3.6% improvement in the drop per head (“DpH”), the per guest average dollar value of gaming chips purchased; (iii) a 36% improvement in slot revenues; and (iv) the positive influence of exchange rate fluctuations during the period.  With the exception of exchange rate fluctuations, these improvements were largely the result of management’s continued focus on refinement of guest relations programs and personalized service as well as its efforts to provide enjoyable entertainment and to maintain a relaxed gaming environment for its clientele.

For the first nine months of 2004, cost of revenues of approximately $7.47 million was 13.3% higher than in the first nine months of 2003 due, notably, to a combination of higher payroll costs, higher revenue-based slot lease expenses and non-reimbursable VAT expenses.

Selling, general, and administrative costs increased by $462,000, or 11.5%, to $4.50 million in the first nine months in 2004 versus the same period in 2003 due, in large part, to the marketing campaigns and advertising expenses associated with the Company’s promotional events, development costs, higher credit card commissions, higher commercial insurance costs, currency losses from foreign currency exchange transactions, and non-reimbursable VAT expenses, which were somewhat offset by lower legal and professional fees.

Interest expense for the first nine months of 2004 versus the same period in 2003 decreased by approximately $1.5 million, or 87.1%, primarily, as a result of the 2003 Recapitalization.

The Company also recorded a non-cash, foreign exchange loss of $67,000 from its EUR currency bank deposits in the first nine months of 2004 versus a gain of $179,000 in the same period in 2003.

Other expenses decreased by approximately $330,000, or 101.2%, in the nine-month period ended September 30, 2004 versus the same period in 2003 and reflected, mainly, the write-off in 2003 of certain financing-related assets and the creation of a non-qualified executive retirement reserve.  The decrease was also due, in small part, to the gain on sales of discontinued slot machines.

As a result, the Company’s net income of $1.08 million for the nine-month period ended September 30, 2004 represented a $1.42 million improvement over the corresponding period in 2003.

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

Management Company

None.

Sales and Marketing

In the third quarter of 2004, the Company launched several high profile marketing initiatives as part of its efforts to boost attendance and repeat visitations.  The promotional activities were tailored to each Business Unit’s individual client base.  Management also continued its popular series of ethnically-themed parties.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital, defined as current assets minus current liabilities, fell to a deficit of approximately $724,000 at September 30, 2004 from a working capital deficit of $139,000 at December 31, 2003.  The deficit was primarily due to a decrease in cash-on-hand of $1.72 million, notably from capital investments for the construction of its fifth casino in Dolni, a decrease of prepaid expenses and other current assets of $193,000, and a net increase in other long-term payables of $87,000, which was partially offset by a decrease of $629,000 in accrued expenses, $538,000 in payments of gaming taxes and $245,000 in reduction of payables.

For the nine months ended September 30, 2004, the Company had net cash provided by operations of $424,000.  This was primarily the result of net income of $1.07 million, $338,000 of depreciation and amortization and an increase of $37,000 in short term interest payable, which were partially offset by a net cash decrease of $1.02 million related to changes in operating assets and liabilities and $8,000 in foreign currency translation adjustment.  For the nine months ended September 30, 2004, net cash used in investing activities related principally to the construction costs of the Company’s newest casino as well as minor property and equipment purchases and exchange rate fluctuations.  For the nine months ended September 30, 2004, net cash used in financing activities of $940,000 represented approximately $353,000 in principal repayment of a loan in the original amount of €1.6 million used to purchase the Znojmo casino building and for principal repayment of $587,000 on the Interest Notes.

The Company is obligated under various contractual commitments over the next five years.  The following is a summary of the five-year commitments of the Company as of September 30, 2004:

(in thousands) Contractual Obligation	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-term debt, US	$3,065	$840	$675	$—	$1,550
Long-term debt, foreign	930	430	500
Short-term debt	266	266
Operating leases	87	32	50	5
Employment agreements	1,003	333	670
Consulting agreements	34	27	7

Total contractual obligations	$5,385	$1,928	$1,902	$5	$1,550

In addition to the 2003 Recapitalization, the Company has also taken several other steps in an effort to improve its consolidated financial position, including (i) the doubling of the capacity of Znojmo from 11 to 22 gaming tables; (ii) the renovations of its Ceska and Rozvadov casinos; (iii) the September 1, 2003 opening of Hollywood Spin in space that the Company is leasing in a designer outlet mall in Hate, Czech Republic; and (iv) the construction of its fifth casino in Dolni, near the Austrian border, which is due to open in early 2005.

Further, the Company is concentrating on securing financing to acquire and develop new business units, including the development of a hotel in the Czech Republic, and the acquisition and/or construction of hotels and casinos in Europe.  Although these objectives are TWC’s priorities, there can be no assurances that management’s plans will be achieved.

In conjunction with the June 2003 Exchange Agreement, Value Partners, Ltd. (“Value Partners”), which owned 66.6% of the Company’s long-term debt prior to the completion of the 2003 Recapitalization, maintained its controlling interest in the Company pursuant to the distribution of 327,010,388 pre-reverse stock split shares to Value Partners, which exchanged its debt for Common Stock in the agreement.  This issue increased Value Partners equity interest in the Company to 70.7%.  On April 5, 2004, as part of the one (1)-for-one hundred (100) reverse stock split, Value Partners’ Common Stock holding was reduced by a factor of 100 to 3,559,388 shares of the Company’s authorized and outstanding Common Stock.  Value Partners also holds 26,000 warrants, which, if exercised, would increase its beneficial ownership to 70.9% of the authorized and outstanding shares of the Company.

PLAN OF OPERATIONS

TWC management will continue to develop marketing and operational strategies designed to increase attendance and revenues at its existing locations in the Czech Republic.  Management will strive to maximize the performance of its existing Business Units through a combination of revenue enhancement strategies and improved efficiencies.  Further, the May 2004 opening of the borders, as part of the Czech Republic joining the EU, has substantially reduced the traffic jams and queues at customs and border control stations and has facilitated easier access of its foreign clientele to the casinos.

The weak economy in Rozvadov’s market region continued to plague the operation and served to reduce the overall customer base of the casino and its competitors.  In response, management expanded its marketing programs and undertook several marketing initiatives to boost attendance, which included improving the visibility and appearance of its exterior façade, increasing its signage and billboard displays, enhancing the quality of player amenities and services and targeting a wider scope of players.

Ceska has stabilized its attendance level to that of the comparable period in 2003.  Management continues to focus on customer service and guest relations.  It is also introducing marketing and promotional activities that will have greater appeal to its existing and potential clientele.

Znojmo, which draws its clientele from the largest and most affluent market of any of the Business Units, has demonstrated its ability to attract and retain a large group of high-volume players among its customer base through a variety of promotional activities, in conjunction with the casino’s resources of well-trained staff and newer facilities.  Management continues to emphasize internal promotions and personalized customer service to newcomers and regular players alike.  The casino continues to aim the bulk of its media advertising toward Austria’s greater Vienna region, its primary market.

Hollywood Spin, the newest business unit, which is situated within the Freeport Designer Outlet Mall, continues to establish its market.  Freeport plc, the owner and manager of the mall, has struggled to generate the expected attendance level in the mall.  Thus, management’s challenge has been to attract visitors to Hollywood Spin and, in attempting to do so, has relied heavily on its own marketing infrastructure to cultivate a clientele base.

In April 2004, the Company broke ground on its fifth casino in Dolni, near the Austrian border, and anticipates that it will open in January 2005.  Other future development plans for the Company include the possible development of a hotel in the Czech Republic as well as potential acquisition and construction of hotels and casinos in Europe.

Long Range Objective

The Company’s senior, corporate-level staff members, many of whom have extensive hotel industry experience, have endeavored to rid the Company of unprofitable businesses, maximize the potential of the Company’s Czech Republic operations, and explore expansion of the Company through the addition of new businesses, including hotels.  Management is currently evaluating several potential expansion opportunities in Europe, subject to the availability of the necessary financing.

TWC has many competitive advantages.  The Company’s casinos, which operate under the brand name American Chance Casinos (“ACC”), have reputations for consistently high quality and impeccable service in relaxed but exciting atmospheres.  Management has established ACC as a reputable casino company in the Czech Republic through its consistent policies, professionalism and strict adherence to all state and local gaming regulations.  With an appropriate long-term capital structure and adequate working capital, management believes that the Company’s business will remain viable and can be reasonably managed to produce higher margins in the future than those experienced in 2003 and in the nine months ended September 30, 2004.  Further, TWC’s strengthened capital structure and its positive reputation in its industry should enable the Company to retain and attract high quality personnel and, most importantly, retain existing and attract future customers.

Management’s long-term goal is to create a hotel division while pursuing expansion of the casino division.  Acquisitions will be based on evaluation of the potential return of projects that arise and the availability of financing to purchase additional assets.  However, there can be no assurances that management’s long term goals can be met or realized.

Development

The Company is currently evaluating several possible development prospects, including the acquisition and/or construction of hotels and casinos in Europe.  Management intends to pursue what it believes to be projects with the highest potential returns and greatest strategic value based on its analyses of all investment opportunities.

Note on Forward-Looking Information

This Form 10-QSB contains certain forward-looking statements.  For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipates,” “estimates,” or “continue” or comparable terminology or the negative thereof are intended to identify certain forward-looking statements.  These statements, by their nature, involve substantial risks and uncertainties, both known and unknown, and actual results may differ materially from any future results expressed or implied by such forward-looking statements.  The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

ITEM 3.  CONTROLS AND PROCEDURES

The Company’s management, with the participation of its Chief Executive Officer/Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) (the “‘34 Act”) as of the end of the period covered by this report.  Based on such evaluation, the Chief Executive Officer/Chief Financial Officer has concluded that its disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the ‘34 Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and regulations and is operating in an effective manner.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the ‘34 Act) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                                                     LEGAL PROCEEDINGS

In October 2001, the Company filed a “Complaint for Damages” against Choice Capital Corporation, a/k/a Choice International Corporation (“Choice”) and Jude Onukuwa in the Superior Court of Fulton County, Georgia.  The Company sought to recover payments and the resulting interest on the payments that TWC made to Choice in connection with a financing transaction that never closed.  On December 16, 2003, the court granted TWC final judgment and awarded the Company pre-judgment and post-judgment interest.  Choice’s appeal from the final judgment was dismissed by the Court and TWC is currently conducting post-judgment discovery.  Because the judgment is solely in TWC’s favor and all counterclaims against TWC have been dismissed or withdrawn, no provision for liability to the Company that may result upon adjudication has been made in the Company’s condensed consolidated financial statements for the nine months ended September 30, 2004.

The Company is not involved in any other material legal proceeding or litigation as of September 30, 2004, or through the date of this filing.

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

TRANS WORLD CORPORATION

Date:	November 4, 2004	By:	/s/ Rami S. Ramadan
President, Chief Executive Officer and
Chief Financial Officer