Form 10KSB
period 2004-12-31
TRANS WORLD CORP
filed 2005-03-30
CIK 914577

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-KSB

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2004

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

Common Stock, $.001 par value
Warrants to Purchase Common Stock

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES   ☒     NO   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.     ☐

The issuer’s revenues for the year ended December 31, 2004 were approximately $18,938,000.

The aggregate market value of Common Stock of the Registrant as of March 14, 2005, based upon the average bid and asked price of $3.00 as reported on the OTC Bulletin Board on that date, was $15,095,043.  There were 5,031,681 shares of Common Stock of the Registrant deemed outstanding as of said date.

Transitional Small Business Disclosure Format (check one:   YES   ☐     NO   ☒)

TRANS WORLD CORPORATION
FORM IO-KSB

TABLE OF CONTENTS

PART I.
	Item 1.	Description of Business
General Development of Business
Recapitalization
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
Reverse Stock Split
	Item 6.	Management’s Discussion and Analysis or
Plan of Operations
Forward-Looking Statements
Exchange Rates
Critical Accounting Policies
Results of Operations
Business Units
Route 59, Czech Republic
Ceska, Czech Republic
Rozvadov, Czech Republic
Hollywood Spin, Czech Republic
Route 55, Czech Republic
Liquidity and Capital Resources
Plan of Operations and Important Factors to Consider
Positive Stockholders’ Equity; Positive Operating Income
Need to Diversify
Taxation of Gaming Operations
Social Security and Health Insurance Contributions
Dependence upon Key Personnel
Need for Additional Financing
International Activities
Licensing and Regulation
Liability Insurance
No Dividends
Possible Adverse Effect of Issuance of Preferred Stock
Dilutive Effect of Warrants and Options
	Item 7.	Financial Statements
	Item 8.	Changes In and Disagreements with Accountants
on Accounting and Financial Disclosure

ii

PART III.
	Item 9.	Directors and Executive Officers, Promoters and
Control Persons: Compliance with Section
16(A) of the Exchange Act.
Information about the Board and its Committees
Audit Committee
Compensation Committee
Nominating Committee
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
(b)Reports on Form 8-K
EXHIBITS INDEX
SIGNATURES AND CERTIFICATIONS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

iii

Item 1.  Description of Business.

General Development of Business

Trans World Corporation (herein referred to as the “Company” or “TWC”) owns and operates four full-service casinos in the Czech Republic, which are located in Ceska Kubice (“Ceska”), Rozvadov (“Rozvadov”), Hate (near Znojmo) (“Route 59”), and, since December 19, 2004, Dolni Dvoriste (“Route 55”), plus a casino slot bar and restaurant (“Hollywood Spin”), which is also located in Hate, Czech Republic.  The casinos, which operate under the brand name American Chance Casinos (“ACC”) and showcase themes portraying recognizable eras of American history, are located at border locations and draw the majority of their clients from Germany and Austria.  Each of the casinos has a distinctive theme: Pacific South Seas, Chicago in the Roaring 20’s, Southern Antebellum, Miami Beach in the 1950’s and Hollywood.  ACC’s operating strategy centers on differentiating its products from the alternative German and Austrian casinos, which have very formal atmospheres.  Management has endeavored to create gaming environments with casual and exciting atmospheres that emphasize relaxed entertainment.  Further, as part of the ACC operating formula, management has striven to highlight the integrity and professionalism of its American-owned operations as a means to dispel any concerns that German and Austrian clients might have about gambling abroad.

TWC was organized as a Nevada corporation in October 1993 to acquire, develop and manage, to the extent permitted by applicable local laws, gaming establishments featuring live and mechanized gaming, including video gaming devices such as video poker machines.  With the 1994 acquisition of several Louisiana-based entities, TWC conducted operations under these guidelines.  In 1998, faced with a closing date of June 30, 1999 for its Louisiana operations as a result of changes in laws governing the legality of operating video gaming devices in the State of Louisiana, TWC amended its operating strategy by shifting its focus to the casino market in Europe and acquired three casinos, one located in Spain, Casino de Zaragoza, S.A. (“CDZ”), which included a hotel, and two casinos located in the Czech Republic, as well as a parcel of land also located in the Czech Republic.  The Company also operated two other casinos in Europe under management agreements, which have since been closed due to gaming law changes.  In December 1999, TWC opened Route 59 on the parcel of land in Hate, Czech Republic, that was purchased in 1998; In December 2001, the Company sold its interest in CDZ and, in September 2003, opened a slot bar and restaurant operation in a designer outlet mall located in Hate, Czech Republic adjacent to Route 59.  On December 19, 2004, TWC completed its second and largest casino construction to date and opened Casino Route 55 in Dolni Dvoriste, Czech Republic, at the border near Linz, Austria.  The gala event for Route 55 was held successfully on January 29, 2005 with high-profile Austrian celebrities and sports figures, local politicians from both sides of the border and distinguished guests of the Company in attendance.

The Company, which is headquartered in New York City, has no operating presence in the United States.

Recapitalization

On June 26, 2003, the Company completed an exchange agreement (the “June 2003 Exchange Agreement”) with the holders of the Senior Notes, whereby $18.45 million of the $20.0 million note principal, or 92.25%, was exchanged for 452,797,000 shares (or approximately 4.5 million shares after giving effect to the April 2004 one (1) for one hundred (100) reverse stock split) (see Part II, Item 5 “Market for Common Equity and Related Stockholder Matters” – Reverse Stock Split) of the Company’s Common Stock and the remaining $1.55 million was exchanged for seven-year, unsecured, variable rate promissory notes (the “Replacement Notes”).  In addition, approximately $2.5 million in pre-September 18, 2001 accrued and unpaid interest was converted into three-year, unsecured, promissory notes (the “Interest Notes”) bearing 8% interest and approximately $5.2 million of post-September 17, 2001 interest was waived and forgiven by the holders of the Senior Notes.  The completion of the June 2003 Exchange Agreement, the exchange of the Replacement Notes, the conversion of the unpaid and accrued interest into Interest Notes and waiver and forgiveness of post September 17, 2001 interest on Senior Notes are collectively referred to as the “2003 Recapitalization.” (See also under Item 6. “Management’s Discussion and Analysis or Plan of Operation”).

On April 5, 2004, the Company executed the reverse stock split, which reduced the outstanding shares of the Company to approximately 5 million. In addition, all references herein and in the consolidated financial statements to the number of shares and per share amount were restated. (See under Item 5.  “Market for Common Equity and Related Stockholder Matters”).

Corporate Information

The Company’s corporate offices are located at 545 Fifth Avenue, Suite 940, New York, New York 10017, its telephone number is (212) 983-3355, and its website is www.transwc.com.

OTC Bulletin Board

The Company’s Common Stock is quoted on the OTC Bulletin Board under the symbol TWOC.OB.

Description of Business

The Company is engaged in the acquisition, development and management of niche casino operations in Europe, which feature gaming tables and mechanized gaming devices, such as slot and video poker machines, as well as the acquisition, development and management of small to midsize hotels, which may include casino facilities.  In anticipation of its logical expansion into the hotel industry in order to complement its casino operations, the shareholders voted to amend the Company’s Articles of Incorporation by changing its name from “Trans World Gaming Corp.” to “Trans World Corporation” in July 2000.  The Company’s name change was based on the importance of accurately conveying its desired identity as more than just an owner/operator of gaming operations.  TWC’s planned expansion into the hotel industry is founded on management’s belief that hotels in the small to midsize boutique class are complementary to the Company’s brand of niche casinos, that opportunities in one of these two industries often lead to, or are tied to, opportunities in the other industry, and that a more diversified portfolio of assets will give the Company greater stability and make it more attractive to potential investors.  Further, several of the Company’s top management have significant experience in the hotel industry.

Industry Overview

Prior to the amendments to the Czech gaming regulations in December 1998, local municipalities were empowered to grant casino licenses in their regions. The amendments to the gaming legislation removed that right from the local governments and effectively eliminated exclusivity. Since this licensing change, four casinos have opened in Folmava, Czech Republic, one of which has since closed, which operate in direct competition with the Company’s Ceska Casino due to their proximity.  Route 59 currently has only two competitors: one remaining from four in existence two years ago and a new competitor which is similarly located in the former duty free zone between the border posts.  The Company’s newest casino, Route 55, which opened on December 19, 2004, has one immediate competitor.  In early 2000, in response to increased competition from casinos located in the Czech Republic, the German government issued 12 new gaming licenses in the Bavarian region of Germany.  Two of the Bavarian casinos that went into operation in spring of 2000, as a result of issuance of the additional licenses have operated in direct competition with TWC’s casinos in Ceska and Rozvadov.  Further, in June 2003, a new competitor casino began operation across the street from the Company’s casino in Rozvadov.

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

In conformity to the European Union (“EU”) taxation legislation (as part of its joining in 2004), the Czech Republic’s value added tax (“VAT”) increased from 5% to 19%, effective January 2004, for all intra-EU generated purchases, while all non-EU generated purchases were impacted by identical VAT increases, with their May 2004 commencement.  Unlike other industries, the VATs are not recoverable for gaming operations.

The Company’s Facilities

The Ceska casino, which has a 1920’s Chicago theme, currently has 15 gaming tables, including seven card tables, seven roulette tables, and one electro-mechanical, eight-position roulette machine.  It also has 46 slot machines, including 44 newer-style Novomatic machines, and parking for approximately 60 cars. The Rozvadov casino, which has a South Pacific theme, currently operates 10 gaming tables, including five card tables and five roulette tables, 30 Novomatic slot machines; and parking for 40 cars.  At Route 59, the casino features a Southern Antebellum theme and includes 22 gaming tables, which consist of 12 card tables, eight roulette tables, and two electro-mechanical roulette machines, 61 slot machines, 60 of which are newer-style Novomatic machines; and parking for approximately 120 cars.  Nearby, in the designer outlet mall, Hollywood Spin offers two card tables, one electro-mechanical roulette machine, 20 Novomatic slot machines, a 76-seat restaurant and 16-seat bar.  On December 19, 2004, TWC opened its largest casino to date.  Starting in April 2004 and constructed over a period of eight months, the casino features a Miami Beach “Streamline Moderne” style, reminiscent of Miami Beach in the early 50’s and its interior is painted with a vivid palette of tropical colors.  The two story casino offers 18 tables (8 American Roulette, 4 Blackjack, 4 Poker and two electronic multi-roulettes) and 94 slot machines on the main gaming floor, and, on the mezzanine level, includes a full Italian, Pompeii-themed restaurant with a seating capacity for 70 guests; an open buffet area; a VIP lounge; a VIP gaming room and a large al-fresco terrace.

Future Operations

The Company is pursuing construction of a four-star hotel, which would be connected to the Route 59 casino and be built on Company-owned land.  The hotel design has been completed and the Company is actively seeking funding for the project.  There can be no assurance that the Company will manage or acquire any other gaming facilities in the future.

The Company is also evaluating several possible expansion projects, which include acquisition of existing hotels in Europe and development of hotels in Germany and Croatia.  Management intends to pursue what it believes to be projects with the highest potential returns and greatest strategic value based on its analyses of all potential investment opportunities.

Long Range Objectives

The Company’s existing operations are exclusively in the Czech Republic and in gaming.  Consequently, the Company’s senior corporate-level management, several of whose backgrounds are in the hotel industry, has endeavored to expand its operations by exploring ways to expand the Company through the acquisition and/or development of new non-gaming business units, while continuing to grow the Company’s existing Czech Republic operations.  Acquisitions will be based on evaluations of the potential returns of projects that arise and the availability of financing to purchase additional assets.

Marketing

In the year ended December 31, 2004, the Company boosted its marketing and promotional programs in an effort to secure and enhance its competitive position in the respective markets that it serves.  Moreover, the event calendar was broadened and higher player incentive games were launched.  Some of these programs were applied to all ACC business units, while others were casino-specific.  In addition, the Company participated in several high-profile community events, including the annual Chamlanschau Trade Show, and sponsored several athletic teams and community projects during the year, as a way to further promote its image and positive contribution to the various communities in which the Company operates.  The Company continued its popular, ethnic-themed and holiday-related parties, which featured live entertainment, raffles and complimentary grand buffets.  The Company aggressively targeted key cities in its media campaigns, most notably Vienna, Regensburg and the areas surrounding these cities. (See Item 6. “Management’s Discussion and Analysis or Plan of Operations – Results of Operations – Business Units.”)

Regulations and Licensing

In 1998, the Czech Republic House of Deputies passed an amendment to the gaming law, which restricted foreign ownership of casino licenses. In response thereto, the Company restructured its subsidiaries and Czech legal entities to comply with the amendment and was subsequently granted a 10-year license.  There can be no assurance that the authorities in the Czech Republic will not amend the gaming law as it pertains to foreign ownership of casino licenses.  In the event the gaming laws are amended in the future, it may have a material adverse effect on the Company’s future profitability and operations. Further, there has been increased competition in the areas where the Company operates because local municipalities no longer have control over the issuance of casino licenses, thereby effectively eliminating exclusivity.

Application of Future or Additional Regulatory Requirements

In the future, the Company intends to seek the necessary licenses, approvals and findings of suitability for the Company and its personnel in other jurisdictions, where the Company plans to open casinos.  However, there can be no assurance that such licenses, approvals or findings of suitability will be obtained or will not be revoked, suspended or conditioned or that the Company will be able to obtain the necessary approvals for its future activities. If a license, approval or finding of suitability is required by a regulatory authority and the Company fails to seek or does not receive the necessary license or finding of suitability, the Company may be prohibited from owning or operating gaming establishments in that jurisdiction.

Gaming Taxes

Gaming tax rates in the Czech Republic averaged approximately 15.6% of total gaming revenues for the year ended December 31, 2004 and currently consist of gaming taxes of 11% of total gaming revenue, charity taxes of 10% of total gaming revenue net of gaming taxes, and 6% of slot revenue of 50.0 million Czech Korunas (“CZK”) (approximately $1.9 million) or less or 8% if above this threshold (both net of slot licensing fees).  There can be no assurances that tax rates, fees, or other payments applicable to the Company’s gaming operations will not be increased in the future.

Competition

The Company’s operations in the Czech Republic compete with a number of local and foreign casinos.  The Ceska unit competes with three casinos in its immediate vicinity and three additional casinos in the greater region, two of which are located in Germany.  The Rozvadov casino competes with one casino in the local area, which opened in June 2003 across the street, and four other casinos in the greater region, one of which is located in Germany.   Route

59 faces competition from three local casinos, one located in the former duty free zone in Hate as is TWC’s facility, and two nearer to Znojmo, while the Company’s newest casino, Route 55, faces an existing local competitor in Dolni Dvoriste, and three others in the greater region, one of which is located in Austria.

Employees

As of February 23, 2005, the Company had a total of 532 employees, including 120 in its casino in Ceska, 74 in its casino in Rozvadov, 183 in Route 59, 11 in Hollywood Spin, 126 in Route 55, 13 in its regional office in the Czech Republic, and five in the Company’s headquarters in New York.  The Company believes that its employee relations are excellent.

Item 2. Description of Property

Corporate Offices

The Company’s corporate offices are located at 545 Fifth Avenue, Suite 940, New York, New York, occupying 1,626 square feet of office space under a lease at the rental rate of $6,321 per month, expiring in March 2010.

Czech Republic

The Company leases a 5,000 square foot casino facility in Ceska.  The casino building lease expires in 2010.  The Company also owns a parcel of land in Folmova, Czech Republic in the same region as the existing Ceska casino.

The Company leases accommodations for staff in Ceska Kubice and in Route 59.

In Rozvadov, the Company owns the casino building and an adjacent facility for staff accommodations.

In March 2002, the Company exercised its right to purchase the Route 59 building lease.  The purchase of approximately $1.8 million was financed by a loan from a local bank in the Czech Republic.  The bank note, which is payable in monthly installments through December 2006, bears interest at 6.2% per annum and is collateralized by the Route 59 building and the Company’s Rozvadov casino and employee housing buildings.

In April 2002, TWC acquired a parcel of land in Dolni Dvoriste, Czech Republic, on which it constructed its fifth casino, Route 55.

Item 3. Legal Proceedings.

Choice Capital Corporation

In October 2001, the Company filed a “Complaint for Damages” against Choice Capital Corporation, a/k/a Choice International Corporation (“Choice”) and Jude Onukuwa in the Superior Court of Fulton County, Georgia.  The Company sought to recover payments made to Choice in connection with a financing transaction that never closed as well as interest on the payments. After the expiration of the discovery period, TWC moved for summary judgment, which the court granted with regard to TWC’s claim for return of the payments in controversy.  Further, the court also dismissed Choice’s counterclaim.  Thereafter, TWC petitioned the court to award it interest and to conclude the litigation by issuing a final judgment in TWC’s favor.  The court granted the petition on December 16, 2003 and awarded TWC pre-judgment and post-judgment interest.  TWC has served notice to Choice for a post-judgment deposition, set for April 12, 2005.  Because the judgment is solely in TWC’s favor and all claims against TWC have been dismissed or withdrawn, no provision for liability to the Company that may result upon adjudication has been made in the accompanying consolidated financial statements.

The Company is not currently involved in any other material legal proceeding nor was it involved in any other material litigation during the year ended December 31, 2004, or through the date of this filing.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The Company’s Common Stock is quoted on the OTC Bulletin Board under the symbol TWOC.OB (formerly TWCP.OB).

Reverse Stock Split

On March 5, 2004, TWC’s Board of Directors (the “Board”) approved a one (1)-for-one hundred (100) reverse stock split of its Common Stock, with all fractional shares being rounded up to the next whole share.  The reverse stock split was effective on April 5, 2004.  Stockholders’ equity was restated to give retroactive recognition to the stock split for all periods presented by reclassifying from common stock to additional paid-in capital for the par value of the diminished shares arising from the reverse split.  In addition, all references herein and in the consolidated financial statements to the number of shares and per share amount were restated.

As of March 14, 2005, the Company’s stock price was $3.00.  The following table sets forth the high and low prices of the Company’s Common Stock for fiscal years 2003 and 2004.

Common Stock	High		Low
2003
First Quarter	$15.00	*	$8.00	*
Second Quarter	$11.00	*	$6.00	*
Third Quarter	$8.00	*	$4.00	*
Fourth Quarter	$7.00	*	$3.00	*
2004
First Quarter	$5.00	*	$2.00	*
Second Quarter	$5.00	*	$2.50	*
Third Quarter	$5.00	*	$2.70	*
Fourth Quarter	$3.90	*	$2.75	*

* Quoted on OTC Bulletin Board, as adjusted to reflect the 1 for 100 reverse stock split.

There were no quotations for the $150.00 warrants.

As of March 14, 2005, there were (a) 5,031,681 outstanding shares of Common Stock held of record by approximately 148 holders; (b) outstanding options to purchase an aggregate of 11,060 shares of Common Stock; (c) outstanding $100.00 Series A Warrants to purchase an aggregate of 9,600 shares of Common Stock issued in connection with the sale of certain debt instruments; (d) outstanding $150.00 Series B Warrants to purchase an aggregate of 32,001 shares of Common Stock issued in connection with the restructuring of certain long-term debt; (e) outstanding $1.00 Series C Warrants to purchase an aggregate of 10,131 shares of Common Stock issued in connection with the March 1998 Private Placement, with 6,074 of this series having been exercised; (f) outstanding $1.00 Series G warrants to purchase an aggregate 1,251 shares of Common Stock.

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

Exchange Rates

Due to the fact that the Company’s operations are all located overseas, the results of the Company are subject to the impact of fluctuations in foreign exchanges rates.  Pursuant to the January 2002 adoption of the Euro (“EUR”) as the sole trading currency by all European Union member nations that had previously tied their local currencies to it, the Company’s operations conducted business exclusively in EURs and CZKs, which is the currency in which payroll and some payable items are paid in the Czech Republic.

In continuation of the trend in 2003, these currencies further strengthened against the U.S. Dollar (“USD”) in 2004, which increased revenue and expense totals converted into USDs. In addition, since the Company’s revenues were earned in EURs and the majority of casino related expenses were paid in CZKs, the Company incurred a disproportionate increase in the USD value of expenses versus revenues as a result of the fact that the CZK strengthened more against the USD in the reporting period than it did versus the EUR.  Thus, the Company’s earnings benefited less from the weakness of the USD versus these currencies than did its revenues.

The impact of exchange rate fluctuations can be measured through comparison of the rates of exchange for these two currencies to the USD, which are depicted on a quarterly basis in the following table.

Period	USD	CZK 2004	CZK 2003	EUR 2004	EUR 2003

January through March	$1.00	26.3223	29.5745	0.8009	0.9326
April through June	$1.00	26.6319	27.7484	0.8299	0.8811
July through September	$1.00	25.8847	28.5945	0.8181	0.8882
October through December	$1.00	24.0779	27.0078	0.7719	0.8407

The balance sheet totals of the Company’s foreign subsidiaries at December 31, 2004 were converted to USDs using the prevailing exchange rates at December 31, 2004, which are depicted in the following table.

As Of	USD	CZK	EUR
December 31, 2004	$1.00	22.3580	0.7331

Critical Accounting Policies

Management has identified the following as critical accounting policies that affect the Company’s consolidated financial statements.

Goodwill

Goodwill represents the excess of the cost of the Company’s Czech subsidiaries over the fair value of their net assets at the date of acquisition.  Under Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill is no longer subject to amortization over its estimated useful life; rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test.  The impairment assessment requires the Company to compare the fair value of its Czech Republic reporting unit, the Company’s only reporting unit as defined under SFAS No. 142, to its carrying value (the net equity of the Company) to determine whether there is an indication that an impairment exists.  The fair value of the Czech Republic reporting unit is determined through a combination of recent appraisals of the Company’s real property and a multiple of earnings before interest taxes depreciation and amortization, which was based on the Company’s experience in selling its Spanish casino in 2001.  During the second quarter of 2003 and 2004, as required by SFAS No. 142, the Company performed the fair-value based testing of the carrying value of goodwill related to its Czech Republic reporting unit, and determined that no recording of impairment losses was warranted.

June 2003 Exchange Agreement

In June 2003, the Company completed the June 2003 Exchange Agreement (see Note 4 of the Notes to the Consolidated Financial Statements “Long-Term Debt” for further discussion).  The transaction increased the Company’s stockholders’ equity by approximately $21.4 million.  The debt to equity conversion price of approximately $4.00 per share was a product of the terms of the June 2003 Exchange Agreement, which was designed to provide the noteholders who tendered in the exchange approximately 90% ownership of the Company’s issued and outstanding Common Stock.  The Company believes the approximate $4.00 per share conversion price was representative of the fair value of the Company’s Common Stock, which was affirmed in a fairness opinion by an independent valuation firm.  Accordingly, the transaction was accounted for as an even exchange of value, with no gain or loss recognized.  Further, the Company believes the waiver by the holders of the Senior Notes of the post-September 17, 2001 interest was an inseparable component of the June 2003 Exchange Agreement and has accounted for this forgiveness as part of the overall transaction (e.g. an increase to additional paid-in-capital).

Results of Operations

The following discussion and analysis relates to the consolidated financial condition and results of operations of the Company for the years ended December 31, 2004 and 2003.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

($000s in thousands)

	Year Ended December 31, 2003	Change	Year Ended December 31, 2004

Net income	238
Revenues		1,333
Cost of revenues		(1,201)
Depreciation and amortization		17
Selling, general and administrative		(138)
Interest income		5
Interest expense		1,515
Foreign exchange loss		(356)
Route 55 December 2004 preopening costs		(197)
Other income		31
Net income		1,009	1,247

In the year ended December 31, 2004, the Company posted a 7.4%, or $1.3 million, improvement on revenues of $18.9 million versus $17.6 million in the prior year. The growth in revenue was largely due to a 3.4% attendance improvement, which contributed to an 8.4% growth in total drop, and favorable exchange rate fluctuations, which exerted a positive influence on revenues, including a 4.8% increase on the drop per head (“DpH”), the per guest average dollar value of gaming chips purchased.   An aggregate 20.3% improvement in other gaming-related revenues, including slot revenues, in 2004 was due partly as to the Company’s ongoing refinement of player benefits and customer service programs, while an 87.9% increase in food and beverage sales occurred mainly due to the operations at  Hollywood Spin.

The Company’s cost of revenues increased by $1.2 million over the prior year due to several factors, principally the negative impact on expenses from the aforementioned exchange rate fluctuations that benefited revenues.  Other factors that also contributed to the increase in cost of revenues include: (i) higher expenses related to the newer Novomatic slot machines, the lease payments of which are revenue-based; (ii) greater amenity expenses related to the refinement of player benefits programs; and (iii) higher labor costs related to quality and service enhancements in food and beverage operations.

Depreciation and amortization expense decreased by $17,000 in year 2004 versus the prior year due primarily to the full amortization of certain slot operating leases.

Selling, general and administrative expenses increased $138,000 in year 2004 in comparison to those of 2003, in large part, as a result of higher marketing expenditures to increase market share, which were partially offset by lower legal expenses incurred in 2004.

Interest income marginally increased while interest expense decreased by $1.5 million in 2004 versus the prior year due mainly to the 2003 Recapitalization.

A foreign exchange loss of $5,000 was incurred in 2004 versus a gain of $351,000 in 2003 due principally to a gradual strengthening of the USD versus the EUR and CZK through the first three quarters of 2004, which was consequently offset by the subsequent weakening of the USD versus the EUR and CZK in the final quarter in 2004.

Preopening costs for Route 55 totaled $197,000.

Other income in 2004 of $31,000 was derived mainly from the gain of sale of outdated slot machines of $27,000.

As a result, the Company posted a positive net income of approximately $1.2 million for the year ended December 31, 2004, which is a significant improvement over the net income of $238,000 posted for the year ended December 31, 2003.

Business Units:

Route 59, Czech Republic

For the year ended December 31, 2004, Route 59 sustained its ability to attract both high-end and casual players with its fourth consecutive year of double-digit revenue growth.  Attendance in 2004 accounted for a 13.2% increase over the same period in 2003, while DpH benefited from the visitations of affluent clientele to record a 7.5% improvement over 2003.  The combination of improved attendance and DpH contributed to a 21.7% improvement in total drop for 2004.  Other gaming-related income, including slot revenues, also increased, contributing to a 10.8% improvement in total revenue.  Fluctuations in foreign exchange rates contributed positively to overall revenue but also impacted expenses negatively.  Operating expenses increased, notably in revenue-driven gaming taxes, higher payroll related to the enhanced customer service level and greater player amenities.  Earnings exclusive of interest, taxes, and depreciation and amortization reflected 23% retention of the incremental revenue increase over the prior year.  The high level of dedication to customer service and professionalism, and amenity offerings to casino visitors was instrumental in the success of the casino.

Ceska, Czech Republic

Fierce competition and a recessionary regional market, that was largely dependent on the Bavarian economy, continued to plague Ceska in 2004.  The deepening economic woes in Germany and, specifically, the massive layoffs from large manufacturing and industrial companies in Bavaria impacted the regional and local economies.  Management expended great efforts to promote the casino with a full promotional events calendar in 2004 in order to maintain its competitive share of the market.  After a decline in 2003, the casino’s attendance stabilized in 2004, as the casino redirected its marketing to Regensburg, the nearest metropolitan city in Germany, to supplement the weak local market.  Despite worsening economic conditions in the region, Ceska achieved total revenue improvement of 3.6% for the year ended December 31, 2004, which was aided by a 22.7% increase in slot revenue as many of the low-stakes, live game players transitioned to slot games, and by favorable exchange rate fluctuations on revenues.  However, the added marketing and promotional expenses, coupled with greater player amenities to retain and grow its market share, and the negative effect of exchange fluctuations decreased its operating margins and served to reduce its earnings before interest, taxes, and depreciation and amortization.

Rozvadov, Czech Republic

Similarly to Ceska, in 2004, Rozvadov experienced continued regional economic stagnation, which was acerbated by the appearance of a direct competitor.  The combination served to further erode its attendance by 23.1% from the prior year.  The severe economic conditions effectively reduced the size of the casino’s overall customer base and its previously dedicated group of high-volume players and exerted downward pressure on its DpH, which fell 10.6% from 2003.  Slot revenues, on the other hand, jumped 69.3% as more live-game players switched to lower stakes games, but the revenue improvement was not sufficient to compensate for the decline in overall revenue.  Total revenue fell 16.4% for the year ended December 31, 2004 versus the year ended December 31, 2003.  In the last part of 2004, Rozvadov applied greater efforts to revitalize its operations by increasing promotional activities, improving its external signage and billboards, and enhancing its guest amenities and services, the benefits of which will take a measure of time to bear fruit.

Hollywood Spin, Czech Republic

The positioning of the unit in the Freeport designer outlet mall should have permitted the operation to capture a portion of the 1.5 million visitors anticipated to visit the Freeport-owned mall, but in reality the owner-projected number of visitors did not materialize.  Attendance to the mall was dismal throughout the year and was sporadic at best during the year end holiday season.

Route 55, Czech Republic

Route 55, which opened on December 19, 2004 in Dolni Dvoriste, posted nominal revenues for the twelve days of its operation in 2004.  The casino, themed in a Miami Beach “Streamline Moderne” style harkens back to an era of Miami in the 50’s.  It has approximately 1,000 square meters of gaming area, equipped with 18 tables and 94 slot machines.  Also located on the main floor are reception, coffee, bar and grill areas.  On the mezzanine level, the casino features an Italian restaurant, decorated in an “Old Pompeii” façade, with seating capacity for 70 people, including a buffet area, plus an al fresco terrace.  a VIP lounge, and a private card room.  TWC officially launched the casino on January 29, 2005 with a hosted, by invitation-only gala event, that included a wide range of attendees, including high-profile celebrities, sports legends, local politicians from both sides of the border, news reporters from television stations in Linz and distinguished guests of the Company and of its subsidiary, ACC.

Liquidity and Capital Resources

The Company’s working capital deficit increased to approximately $4.7 million at December 31, 2004 from approximately $140,000 at December 31, 2003, primarily as a result of its direct investment (i.e. cash infusion) in the construction of its fifth casino, Route 55.  To alleviate some of this deficit, the Company executed a construction loan with GE Capital Bank a.s. in the amount of 60 million CZK (or approximately $2.7 million using year end exchange rates), of which only 10 million CZKs (or approximately $447,000 using year end exchange rates) was drawn as of December 31, 2004.

The Company is current on all of its long-term obligations.  Further, in addition to the 2003 Recapitalization, the Company has taken several steps in an effort to improve its consolidated financial position, including (i) the doubling of the capacity of Route 59 from 11 to 22 gaming tables; (ii) the renovations of its Ceska and Rozvadov casinos and (iii) the recent opening of its fifth and largest casino, Route 55, near the Austrian border, which features 18 gaming tables and 94 slot machines.

For the year ended December 31, 2004, the Company had net cash provided by operations of approximately $2.0 million.  This was primarily a result of net income of approximately $1.2 million, an increase in accounts payable of $611,000 and $494,000 of depreciation and amortization, which were partially offset by a decrease in cash of $167,000 as a result of increases in prepaid expenses and other current assets, $138,000 decrease in cash attributable to changes in other assets, $27,000 from sale of outdated slot machines, and also by a decrease in cash of $22,000 from changes in accrued expenses and other liabilities.  For the year ended December 31, 2004, net cash used in investing activities was approximately $3.6 million and was used primarily for the construction of the Company’s newest casino, Route 55, and minor additions to, and replacements of, casino equipment of Hollywood Spin, while net cash used in financing activities of $906,000 included $1.3 million in repayment of the Interest Notes and long-term debt related to the Route 59 building lease purchase, which were somewhat offset by a partial draw on the Route 55 construction term loan of $389.

The Company is also obligated under various contractual commitments over the next five years.  The following is a summary of the five-year commitments of the Company as of December 31, 2004:

(in thousands) Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-term, unsecured debt, US	$2,861	$856	$455	$—	$1,550
Long-term debt, foreign	1,473	559	714	186	14
Operating leases	587	118	226	198	45
Employment agreements	650	350	300
Consulting agreements	27	27

Total contractual obligations	$5,598	$1,910	$1,695	$384	$1,609

The Company’s management believes that its cash resources at December 31, 2004, the proceeds of the construction loan and anticipated cash provided by 2005 operations are sufficient to fund its activities for the year ending December 31, 2005.

Plan of Operations and Important Factors to Consider:

TWC management will continue to develop marketing and operational strategies designed to increase attendance and revenues at its existing locations in the Czech Republic.

In May 2002, the Company completed renovation of the Ceska casino and, in 2003, replaced 38 of its existing Aristocrat slot machines with newer-style Novomatic slot machines.  In 2003, the gaming floor in Rozvadov was reconfigured to accommodate the relocation of the slot room from its lower level to the main floor for better player access and visibility and the casino’s carpet was replaced.  Additionally, employee uniforms were changed and a Pacific South Seas theme was introduced.  In 2004, Rozvadov’s entrance and reception areas were renovated and more effective signage were installed.  In Route 59, an additional four gaming tables were introduced in July 2002, an electro-mechanical multi-roulette in April 2003, which leaves the facility with a total of 22 gaming tables currently in operation.  Also, 55 of the 56 existing slot machines in Route 59 were replaced over a two-year period, beginning in January 2001, with newer machines of a type that are generally preferred by the casino’s target client base, and four newer machines were recently introduced, giving the casino a total of 60 machines currently in operation.  On September 1, 2003, the Company opened Hollywood Spin in conjunction with the opening of a designer outlet mall located in the former tax-free zone between the Austrian and Czech borders.  In Hollywood Spin, the Company operates three gaming tables, one of which is an electro-mechanical multi-roulette, 20 Novomatic slot machines, and features a Hollywood-themed bar and restaurant.  In December 2004, the Company launched its largest casino to date, Route 55, which opened with 18 tables, two of which are electro-mechanical multi-roulettes, and 94 Novomatic slot machines.  (See also under “Business Units: Route 55, Czech Republic” above).

The Company is also pursuing construction of a four-star hotel, which would be connected to the Route 59 and be built on company-owned land.  The hotel design has been completed and the Company is actively seeking funding for its planned construction in mid-2005.

Positive Stockholders’ Equity; Positive Operating Income

On December 31, 2004, the Company had a positive stockholders’ equity of approximately $12.1 million. For the year ended December 31, 2004, the Company achieved a net income of approximately $1.2 million, as a result of a combination of the 2003 Recapitalization, improved revenue from operations and favorable exchange rate fluctuations.  The ability of the Company to sustain profitability from its continuing operations depends upon the successful management of gaming establishments in the Czech Republic, their expansions, the addition of business units, and the expansion of its operations to include other sources of revenue.  There can be no assurance that the Company will achieve profitability as a result of these operations or otherwise.

Need to Diversify

At this time, the Company has operations exclusively in the Czech Republic.  The Company is currently seeking to develop or acquire interests in gaming operations and hotels in Europe; however, there can be no assurance that the Company will be able to develop or acquire such new operations in the future.

Taxation of Gaming Operations

Gaming operators are typically subject to significant taxes and fees in addition to federal and state corporate income taxes, and such taxes and fees are subject to increase at any time. Any material increase in these taxes or fees would adversely affect the results of operations of the Company. The Czech Republic currently has a number of laws related to various taxes imposed by governmental authorities. Applicable taxes include VAT, corporate tax, charity tax, and payroll (social) taxes.  Tax declarations, together with other legal compliance areas (for example, customs and currency control matters) are subject to review and investigation by a number of authorities, which are authorized by law to impose extremely severe fines, penalties and interest charges, may create tax risks. Management believes that it has adequately provided for tax liabilities.

Social Security and Health Insurance Contributions

In January 2004, the Czech government eliminated the social security tax and health insurance waivers on foreigners employed in the country.  The impact of this change required TWC to make an employer contribution of 26% of salary toward the national social security fund, with a corresponding employee contribution of 8%.  Further, TWC voluntarily chose to assist in the employee health insurance plan contribution of 9% by contributing 4.5% to the fund.  The impact of this change on TWC’s operational costs in 2004 was approximately $102,000 and is expected to remain in this range each year.

 Dependence upon Key Personnel

The Company’s ability to successfully implement its strategy of expansion, manage the Czech casinos, and maintain a competitive position will continue to depend, in large part, on the ability of Mr. Rami S. Ramadan, the Company’s President, Chief Executive Officer (“CEO”), and Chief Financial Officer (“CFO”).  Prior to joining TWC in 1999, Mr. Ramadan served as Executive Vice President of Finance for the Ian Schrager Hotels and also held financial positions with Hyatt Hotels, Euro-Disney and Meridien Hotels.  The Company may also be highly dependent upon other key employees, casino managers and consultants whom the Company may retain from time to time.

Need for Additional Financing

Although the Company has achieved positive income for the second consecutive year, the Company, pursuant to its growth strategies, would require additional debt and/or equity financing for the acquisition of other businesses.  In this regard, the Company’s ability to obtain additional financing has been improved as a result of the 2003 Recapitalization, which effectively reduced its then existing debt burden by approximately 80%.  Despite these balance sheet enhancements, there can be no assurance that such financing will be available on terms favorable to the Company or at all.

International Activities

The Company’s operations are completely outside of the United States. Operating internationally involves additional risks relating to such things as currency exchange rates, different legal or regulatory environments, political and economic risks relating to the stability or predictability of foreign governments, differences in the manner in which different cultures do business, difficulties in staffing and managing foreign operations, differences in financial reporting, operating difficulties, different types of criminal threats and other factors. The occurrence of any of these risks, if severe enough, could have a material adverse effect on the financial condition or results of operations of the Company.

Licensing and Regulation

The Company’s operations are subject to regulation by each local jurisdiction in which it operates or plans to operate business, as well as federal laws and the laws of any foreign country. Each of the Company’s officers and directors, and, in certain instances, persons who have more than a five percent income or profit interest in, or who exercise significant influence over the activities of the Company, may be subject to strict scrutiny and approval from the gaming commission or other regulatory body of each jurisdiction in which the Company may conduct gaming operations.

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

No Dividends

The Company has not paid any dividends to date on its Common Stock, and does not expect to declare or pay any dividends in the foreseeable future. The Company intends to retain future earnings, if any are generated, for investment in its current operations and for future project developments.

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

Dilutive Effect of Warrants and Options

As of March 14, 2005, a total of 52,983 warrants and 11,060 options are outstanding, which, if exercised, would represent 1.3% of the 5,095,724 shares of Common Stock that would be outstanding.  The issuance of such securities would have a dilutive effect on any earnings per share that the Company may generate when the earnings per share are evaluated on a diluted basis.

Item 7. Financial Statements.

The following items are included in this Report:

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Trans World Corporation

We have audited the accompanying consolidated balance sheet of Trans World Corporation and Subsidiaries as of December 31, 2004, and the related consolidated statements of income and comprehensive income, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2004.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trans World Corporation and Subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey

February 18, 2005

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
December 31, 2004
(dollars in thousands, except for per share data)

ASSETS

CURRENT ASSETS:

Cash	$2,686
Prepaid expenses	492
Other current assets	154

Total current assets	3,332

PROPERTY AND EQUIPMENT, less accumulated depreciation of $3,673	13,917

OTHER ASSETS:

Goodwill	5,424
Deposits and other assets	1,370

Total other assets	6,794

$24,043

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Long-term debt, current maturities	$1,415
Accounts payable	3,315
Interest payable	51
Czech tax accrual	1,858
Accrued expenses and other current liabilities	1,398

Total current liabilities	8,037

LONG-TERM LIABILITIES:

Long-term debt, less current maturities	2,919
Other	1,026

Total long-term liabilities	3,945

STOCKHOLDERS’ EQUITY:

Preferred stock, $.001 par value, 4,000,000 shares authorized, none issued

Common stock $.001 par value, 9,500,000 shares authorized, 5,031,681 shares issued and outstanding	5
Additional paid-in capital	43,228
Accumulated other comprehensive income	4,738
Accumulated deficit	(35,910)

Total stockholders’ equity	12,061

$24,043

See accompanying notes to consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
Years Ended December 31, 2004 and 2003
(dollars in thousands, except for per share data)

	2004	2003

REVENUES	$18,938	$17,605

COSTS AND EXPENSES:
Cost of revenues	10,512	9,312
Depreciation and amortization	494	511
Selling, general and administrative	6,211	6,073
Preopening costs	197
	17,414	15,896

INCOME FROM OPERATIONS	1,524	1,709

OTHER INCOME (EXPENSE):
Interest income	23	18
Interest expense	(309)	(1,824)
Foreign exchange gain (loss)	(5)	351
Other	14	(16)
	(277)	(1,471)

NET INCOME	$1,247	$238

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	5,031,606	2,798,334
Diluted	5,039,194	2,805,922

EARNINGS PER COMMON SHARE:
Basic	$0.25	$0.08
Diluted	$0.25	$0.08

COMPREHENSIVE INCOME:

Net income	$1,247	$238

Other comprehensive income, foreign currency translation adjustment	2,033	1,943

Comprehensive income	$3,280	$2,181

See accompanying notes to consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)
Years Ended December 31, 2004 and 2003
(dollars in thousands, except for per share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity/(Deficit)
Balances, January 1, 2003	503,282	$1	$21,799	$762	$(37,395)	$(14,833)

Conversion of long-term debt and related accrued interest into Common Stock	4,527,970	4	21,428			21,432

Exercise of options	200

Foreign currency translation adjustment				1,943		1,943

Net income					238	238
Balances, December 31, 2003	5,031,452	5	43,227	2,705	(37,157)	8,780

Exercise of options	200

Foreign currency translation adjustment				2,033		2,034

Other	29		1

Net income					1,247	1,247
Balances, December 31, 2004	5,031,681	$5	$43,228	$4,738	$(35,910)	$12,061

See accompanying notes to consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2004 and 2003
(dollars in thousands, except for per share data)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,247	$238
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	494	511
Noncash interest		1,617
Gain on sale of equipment	(27)
Increase (decrease) in cash attributable to changes in assets and liabilities:
Prepaid expenses and other current assets	(167)	(9)
Other assets	(138)	(227)
Accounts payable	611	(33)
Accrued expenses and other liabilities	(22)	(170)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,998	1,927

CASH FLOWS FROM INVESTING ACTIVITIES,
Purchases of property and equipment	(3,601)	(437)
Proceeds from the sale of equipment	27	4

NET CASH USED IN INVESTING ACTIVITIES	(3,574)	(433)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	389
Payments of long-term debt	(1,295)	(726)
Proceeds from exercise of warrants		1

NET CASH USED IN FINANCING ACTIVITIES	(906)	(725)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	224	341

NET INCREASE (DECREASE) IN CASH	(2,258)	1,110

CASH
Beginning of year	4,944	3,834

End of year	$2,686	$4,944

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION,
Cash paid during the year for:
Interest	$240	$189
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

Conversion of accrued interest to debt	$19	$17
Conversion of long-term debt and related accrued interest into common stock	$—	$21,432
Route 55 partial construction cost included in accounts payable and other current liabilities	$1,866	$—
Note incurred in connection with acquisition of vehicle	$20	$—

See accompanying notes to consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except for per share data)

NOTE 1 - Nature of Business and Liquidity

Nature of Business

Trans World Corporation and Subsidiaries (collectively “TWC” or the “Company”), a Nevada corporation, is primarily engaged in the gaming business in the Czech Republic.

The Company owns and operates five casinos in the Czech Republic, two of which are located in the western part of the country, close to the border of the German State of Bavaria.  The larger of the two, located in Ceska Kubice (“Ceska”), currently has 15 gaming tables and 46 slot machines. The smaller is located in Rozvadov (“Rozvadov”) and currently has 10 gaming tables and 30 slot machines.  Three casinos are located in the southern part of the Czech Republic, close to the Austrian border.  The largest of these three, “Route 55”, recently opened on December 19, 2004 at Dolni Dvoriste with 18 gaming tables, 94 slot machines, a 70-seat Italian restaurant and a bar and grill.  The other two are located in Hate (near Znojmo), where one, “Route 59” currently has 22 gaming tables and 60 slot machines.  The other, Hollywood Spin Restaurant and Slot Bar (“Hollywood Spin”), which is located in a space that the Company leases in a designer outlet mall, operates three gaming tables, 20 slot machines, a 76-seat restaurant and a 16-seat bar.

Liquidity

The Company’s working capital deficit increased to $4,705 at December 31, 2004 from $140 at December 31, 2003, primarily as a result of its direct investment (i.e. cash infusion) in the construction of its fifth casino, Route 55.  To alleviate some of this deficit, the Company executed a construction term loan with GE Capital Bank a.s. in the amount of 60 million Czech Korunas (“CZK”) (or approximately $2,684 using year end exchange rates), of which only 10 million CZKs (or approximately $447 using year end exchange rates) was drawn as of December 31, 2004.

The Company is current on all of its long-term obligations.  Further, in addition to the June 2003 Exchange Agreement (see “Note 4 – Long-Term Debt” ), the Company has taken several steps in an effort to improve its consolidated financial position, including (i) the doubling of the capacity of Route 59 from 11 to 22 gaming tables; (ii) the renovations of its Ceska and Rozvadov casinos and (iii) the recent opening of its fifth and largest casino, Route 55, near the Austrian border, close to Linz.  While the steps taken by management have enhanced the Company’s consolidated balance sheet and improved its results, the Company’s management is now focused on securing additional financing to acquire and develop new business units.  Additionally, the Company is studying several development projects, including the potential development of a hotel in Hate, Czech Republic, and the potential acquisition of existing hotels in Europe.  There can be no assurances that management’s plans will be realized.

The Company’s management believes that its cash resources at December 31, 2004, the proceeds of the construction term loan and anticipated cash provided by 2005 operations are sufficient to fund its activities for the year ending December 31, 2005.

NOTE 2 - Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

Cash - Cash consists of cash in banks and on hand.  The Company maintains its bank accounts at several financial institutions, which, at times, may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits.  In addition, the FDIC does not insure the Company’s foreign cash, which totaled approximately $2,521 at December 31, 2004.  The Company has not incurred any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Property and Equipment - Property and equipment is stated at cost less accumulated depreciation and amortization.  The Company provides for depreciation and amortization using the straight-line method over the following estimated useful lives:

Asset	Estimated Useful Life

Building and improvements	4-45 years
Gaming equipment	4-12 years
Furniture, fixtures and other equipment	3-12 years

Preopening Costs -  Preopening costs are expensed as incurred pursuant to Statement of Position 98-5.

Goodwill - Goodwill represents the excess of the cost of the Company’s Czech subsidiaries over the fair value of their net assets at the date of acquisition.  Under Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill is no longer subject to amortization over its estimated useful life; rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test.  The impairment assessment requires the Company to compare the fair value of its Czech Republic reporting unit, the Company’s only reporting unit as defined under SFAS No. 142, to its carrying value (the net equity of the Company) to determine whether there is an indication that an impairment exists.  The fair value of the Czech Republic reporting unit is determined through a combination of recent appraisals of the Company’s real property and a multiple of earnings before interest taxes depreciation and amortization, which was based on the Company’s experience in selling its Spanish casino in 2001.  During the second quarter of 2003 and 2004, as required by SFAS No. 142, the Company performed the fair-value based testing of the carrying value of goodwill related to its Czech Republic reporting unit, and determined that no recording of impairment losses was warranted.

Foreign Currency Translation - For foreign subsidiaries whose functional currency is the local foreign currency, balance sheet accounts and cash flows are translated at exchange rates in effect at the end of the year and statement of operations accounts are translated applying monthly averages of daily exchange rates on the respective monthly local statement of operations accounts for the year.  Resulting translation adjustments are included in “accumulated other comprehensive income”.

Earnings Per Common Share - Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share incorporate the dilutive effect of common stock equivalents on an average basis during the period.  The Company’s common stock equivalents currently include stock options and warrants.  Unexercised warrants and stock options to purchase shares of common stock as of December 31, 2004 and 2003 are approximately 64,043 and 62,443 respectively.

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

Casino Revenue - Casino revenue is the net win from gaming activities, which is the difference between gaming wagers and the amount paid out to patrons.  Revenues generated from ancillary services, including sales of food, beverage, cigarettes, and casino logo merchandise, represent less than three percent of total revenues.

Promotional Allowances - Promotional allowances primarily consist of food and beverages furnished gratuitously to customers.  For the years ended December 31, 2004 and 2003, revenues do not include the retail amount of food and beverage of $1,403 and $1,350, respectively, provided gratuitously to customers.  The cost of these items of $650 and $483, respectively, is included in cost of revenues.

External Advertising -  External advertising expenses are charged to operations as incurred and were $753 and $527 for the years ended December 31, 2004 and 2003, respectively.

Fair Value of Financial Instruments - The fair values of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” approximate their carrying amounts presented in the accompanying consolidated balance sheet at December 31, 2004.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

Stock-based compensation - The Company complies with the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148.

The Company applies Auditing Practices Board (“APB”) No. 25 and related interpretations in accounting for its stock option plans and, accordingly, no compensation cost has been recognized because stock options granted under the plans were at exercise prices which were equal to or above the market value of the underlying stock at date of grant.  Had compensation expenses been determined as provided by SFAS No. 123 using the Black-Scholes option pricing model, the pro forma effect on the Company’s net income and income per share would have been the following for the years ended December 31, 2004 and 2003, respectively:

	2004	2003
Net income, as reported	$1,247	$238
Stock-based employee compensation expense included in net income, net of related tax effects	—	—
Stock-based employee compensation determined under the fair value-based method, net of related tax effects	(9)	(13)
Pro forma net income	$1,238	$225
Income per common share, basic and diluted
As reported	$0.25	$0.08
Pro forma	$0.25	$0.08

The fair value of each option grant is calculated using the following weighted average assumptions:

	2004	2003

Expected life (years)	10	10
Risk-free rate	4.2%	4.0%
Volatility	143%	152%
Dividend yield	0%	0%

New Accounting Pronouncement - In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation,” and supersedes APB Opinion No. 25 (“APB No. 25”). Among other items, SFAS No. 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS No. 123R for the Company is the first quarter of 2006. SFAS No. 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods, either for all prior periods presented or to the beginning of the fiscal year in which the statement is adopted, based on previous pro forma disclosures made in accordance with SFAS No. 123. The Company has not yet determined which of the methods it will use upon adoption.

The Company currently utilizes the Black-Scholes option pricing model to measure the fair value of stock options granted to employees. While SFAS No. 123R permits entities to continue to use such a model, it also permits the use of a “lattice” model. The Company expects to continue using the Black-Scholes option pricing model upon adoption of SFAS No. 123R to measure the fair value of stock options.

The adoption of this statement will have the effect of reducing net income and income per share as compared to what would be reported under the current requirements. These future amounts cannot be precisely estimated because they depend on, among other things, the number of options issued in the future, and accordingly, the Company has not determined the impact of adoption of this statement on its results of operations.

NOTE 3 - Property and Equipment

At December 31, 2004, property and equipment consists of the following:

Land	$2,242
Building and improvements	10,353
Gaming equipment	237
Furniture, fixtures and other equipment	4,758

17,590
Less accumulated depreciation and amortization	(3,673)

$13,917

NOTE 4 - Long-Term Debt

On June 26, 2003, the Company completed an exchange agreement (the “June 2003 Exchange Agreement”) with the holders of its $20,000, 12% Senior Secured Notes (the “Senior Notes”), whereby $18,450 of note principal, or 92.25%, was exchanged for 452,797,000 shares  (or 4,527,970 shares after giving effect to the April 2004 one (1) for one hundred (100) reverse stock split – see Note 7) of the Company’s common stock, $.001 par value per share (“Common Stock”) and $1,550 was exchanged for seven-year, unsecured, variable rate promissory notes (the “Replacement Notes”).  In addition, approximately $2,500 in pre-September 18, 2001 accrued and unpaid interest was converted into three-year, unsecured, promissory notes (the “Interest Notes”) bearing 8% interest and approximately $5,200 of post-September 17, 2001 interest was waived and forgiven by the holders of the Senior Notes.

The debt to equity conversion price of approximately $0.04 per share (or $4.00 per share after giving effect to the April 2004 one (1) for one hundred (100) reverse stock split) was a product of the terms of the June 2003 Exchange Agreement, which was designed to provide the noteholders who tendered in the exchange approximately 90% ownership of the Company’s issued and outstanding Common Stock.  The Company believes the approximate $0.04 per share conversion price (or $4.00 per share after giving effect to the April 2004 one (1) for one hundred (100) reverse stock split) was representative of the fair value of the Company’s Common Stock, which was supported by a report from an independent financial advisor.  Accordingly, the transaction was accounted for as an even exchange of value, with no gain or loss recognized.  Further, the Company believes the post-September 17, 2001 interest forgiven was an inseparable component of the June 2003 Exchange Agreement and has accounted for this forgiveness as part of the overall transaction (e.g. an increase to additional paid in capital).  The completion of the June 2003 Exchange Agreement, the exchange of the Replacement Notes, the conversion of the unpaid and accrued interest into Interest Notes and waiver and forgiveness of post September 17, 2001 interest on Senior Notes are collectively referred to as the “2003 Recapitalization.”

At December 31, 2004, long-term debt consists of the following:

Interest Notes (a)	$1,311
Replacement Notes (b)	1,550
Route 59 building acquisition loan (c)	1,026
Route 55 construction term loan (d)	447

$4,334

(a)	The Interest Notes, which have three-year terms, provide for monthly payments of principal and interest of approximately $78 through June 2006.

(b)

The Replacement Notes, which have seven-year terms, have tiered, simple interest rates: 6% for the first three years, 9.3% for the fourth year and 10% for the fifth through the seventh year. For the first three years of the term, one half of the accrued annual interest is payable, beginning on July 26, 2004, with the accrued interest balance payable at maturity. For the last four years of the term, all annual interest accrued will be payable in full on July 26 of each of these last four years.

(c)

In March 2002, the Company exercised its right to buyout (purchase) the Route 59 building lease. The building lease buyout (purchase), approximately $1,393, was financed by a loan from a local Czech Republic bank. The bank note, which is payable in monthly installments through December 2006, bears interest at 6.2% per annum and is collateralized by the Route 59 building, the Company’s Rozvadov casino and employee housing buildings.

(d)

In December 2004, the Company drew 10 million CZK (approximately $447) from the 60 million CZK, 5.95% per annum, 58-month term loan it received from GE Capital Bank a.s. for the construction of Casino Route 55. The Company expects to draw down the loan until March 2005 and to commence repayment, as per the loan agreement, in May 2005 to February 2010. The loan is collaterized by the Company’s land, building, furniture, fixtures and equipment in Dolni Dvoriste and its land in Folmava.

Principal payments due on long-term debt are as follows:

Year ending December 31,
2005	$1,415
2006	1,076
2007	93
2008	93
2009	93
2010	1,564
$4,334

NOTE 5 - Accrued Expenses and Other Current Liabilities

At December 31, 2004, accrued expenses and other current liabilities consist of the following:

Accrued payroll	$699
Accrued bonuses/incentives	371
Other operational accruals	328
$1,398

NOTE 6 - Commitments and Contingencies

Lease Obligations - The Company is obligated under operating leases primarily related to its various facilities expiring through 2010.  Future aggregate minimum annual rental payments under all of these leases for the next five years are as follows:

Year ending December 31,
2005	$118
2006	115
2007	111
2008	98
2009	100

Rent expense under these operating leases was approximately $109 and $106 for the years ended December 31, 2004 and 2003, respectively.

The Company is also obligated under operating leases relative to slot equipment.  Future rental payments under these leases are entirely revenue based.

Employment Agreements - The Company has entered into employment agreements with certain of its executives, which provide for annual compensation plus, in most cases, participation in future benefit programs and stock options plans.  As of December 31, 2004, future annual compensation under these employment agreements is as follows:

Year ending December 31,
2005	$350
2006	150
2007	150

Consulting Agreements - The Company has entered into two consulting agreements in the Czech Republic until December 31, 2005.  Future annual payments under these consulting contracts are $27 in aggregate.

401 (k) and profit sharing plan - The Company maintains a contributory 401(k) plan and a profit sharing plan.  These plans are for the benefit of all eligible U.S. employees, who may have up to 15% of their salary withheld, not to exceed $13 (in the year ended December 31, 2004).  The Company  makes a matching contribution based on a portion of salary withheld.  The Company made 401(k) plan contributions of $31 in 2004 and $18 in 2003.

Foreign activities - The Company’s operations are entirely outside of the United States.  Operating internationally involves additional risks relating to such things as currency exchange rates, different legal and regulatory environments, political and economic risks relating to the stability or predictability of foreign governments, differences in the manner in which different cultures conduct business, difficulties in staffing and managing foreign operations, differences in financial reporting, operating difficulties, and different types of criminal threats, and other factors.  The occurrence of any of these risks, if severe enough, could have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

Taxing Jurisdiction - The Czech Republic currently has a number of laws related to various taxes imposed by governmental authorities.  Applicable taxes include VAT, charity tax, corporate tax, and payroll (social) taxes.  Tax declarations, together with other legal compliance areas (as examples, customs and currency control matters) are subject to review and investigation by a number of authorities, which are enabled by law to impose extremely severe fines, penalties and interest charges, create tax risks in the Czech Republic.  Management believes that it has adequately provided for tax liabilities.

NOTE 7 - Stockholders’ Equity

In April 2004, the Board of Directors approved a one (1) for one hundred (100) reverse stock split.  Stockholders’ equity was restated to give retroactive recognition to the stock split for all periods presented by reclassifying from common stock to additional paid-in capital from the par value of the diminished shares arising from the reverse split.  Additionally, all references in the consolidated financial statements to the number of shares and per share amount were restated.  As part of the reverse stock split, the Company’s authorized shares of Common Stock were effectively reduced from 950,000,000 to 9,500,000.  There were no changes to the Company’s authorized preferred stock, which remains at 4,000,000 shares.

In June 2003, the Company completed the 2003 Recapitalization (see Note 4 for further discussion).  The transaction, which increased the Company’s stockholder’s equity by approximately $21,432, is detailed as follows:

Senior Notes, gross	$20,000
Unamortized debt discount	(1,535)
Post-September 17, 2001 interest forgiven	5,179
Issuance of Replacement Notes	(1,550)
Transaction costs	(662)
$21,432

In September 2003, the Company’s Managing Director of Casino Operations exercised a portion of his exercisable options and purchased 200 shares of the Company’s Common Stock at the exercise price of $4.00 per share and, in March 2004, purchased 200 additional shares at the exercise price of $2.00 per share.

NOTE 8 - Other Consolidated Balance Sheet Items

Other Assets - Included in other assets at December 31, 2004 is approximately $1,073 in restricted deposits relating to Czech license bond requirements.

Other long-term liabilities - At December 31, 2004, long-term commitments consisted of $285, related to a promissory note associated with outstanding legal fees from the year ended December 31, 2000 owed by the Company.  The note matured on January 1, 2005 and was extended through July 1, 2006 in the principal amount of $285 at an interest rate of 7% per annum.  Under the terms of the note, the Company must keep any future activity of its account in good standing, which it has done.  Also included in long-term commitments is $295 corresponding to deferred executive incentives, $400 for a compensation plan reserve and $46 for accrued interest related to the Replacement Notes, payable in June 2010.

NOTE 9 - Income Taxes

At December 31, 2004, the Company had U.S. and foreign net operating loss carry forwards (“NOL’s”) of approximately $25,915 and $2,079, respectively, available to offset certain future taxes payable.  However, based on limited analysis, the February 2001 warrant exercise or earlier events may have triggered significant limitations of preexisting U.S. NOL’s, pursuant to Internal Revenue Code Section 382, to the extent that substantially all of the Company’s existing U.S. NOL’s prior to February 2001, aggregating approximately $17,172, may be significantly limited.  The U.S. NOL’s generated subsequent to February 2001, aggregating approximately $8,743 resulted in an estimated $3,497 deferred tax asset at December 31, 2004 and the foreign NOL resulted in an estimated $624 deferred tax asset at December 31, 2004.  A full valuation allowance has been established for these deferred tax assets since its realization is considered unlikely.

The U.S. NOL’s expire between 2009 and 2024.  The foreign NOL’s expire between 2005 and 2010.  The following table presents the U.S. and foreign components of pretax income for the years ended December 31, 2004 and 2003:

	2004	2003

U.S	$(358)	$(1,227)
Foreign	1,605	1,465
	$1,247	$238

The following table presents the principal reasons for the differences between the effective tax rate and the U.S. federal statutory income tax rate for the years ended December 31, 2004 and 2003:

	2004	2003

U.S federal statutory income tax rate	(34.0)%	(34.0)%
U.S. State and local statutory income tax rate (net of federal benefit)	(11.3)%	(11.3)%
Effect of foreign tax rates, foreign currency and other	45.3%	45.3%
	—%	—%

NOTE 10 - Stock Options and Warrants

Options

The activity in the stock option plans is as follows:

	Number of Options	Range of Exercise Price	Weighted Average Exercise Price

Balance outstanding, January 1, 2003	7,260	$3.00-83.00	$33.00

Granted	2,300	3.00-15.00	6.00
Expired
Exercised	(200)	4.00	4.00

Balance outstanding, December 31, 2003	9,360	$3.00-83.00	$27.10

Granted	3,000	2.00-4.00	3.06
Expired	(1,100)		56.55
Exercised	(200)	4.00	4.00

Balance outstanding, December 31, 2004	11,060	$2.00-83.00	$18.32

Exercisable, December 31, 2004	11,060	$2.00-83.00	$18.32

The option exercise price per share was equal to or above the market value of the underlying stock on the date of grant.  Options generally expire between five and 10 years after the date of grant or earlier upon termination, as defined in the plans.

Additional information about the Company’s outstanding stock options at December 31, 2004 is as follows:

Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price

$2.00	500	9.16	$2.00
$2.01 to $4.00	3,025	9.03	$3.46
$5.00	2,075	7.52	$5.00
$5.01 to $10.00	1,725	8.39	$6.26
$10.01 to $25.00	1,155	6.16	$17.48
$25.01 to $50.00	420	4.87	$36.60
$50.01 to $75.00	2,100	0.97	$61.62
$83.00	60	4.75	$83.00
	11,060	6.64	$18.32

Warrants

For the years ended December 31, 2004 and 2003, warrant activity is as follows:

Exercise Price per Share	Warrants Expiring	Balance, January 1, 2003	Exercised 2003	Balance, December 31, 2003	Exercised 2004	Balance, December 31, 2004

$150.00	12/31/2005	32,001	—	32,001	—	32,001
100.00	12/31/2005	9,600		9,600		9,600
1.00	3/31/2008	11,382		11,382		11,382
		52,983	—	52,983	—	52,983

All warrants outstanding at December 31, 2004 are exercisable.

2004 Equity Incentive Plan

In May 2004, TWC’s Board of Directors (the “Board”) unanimously adopted the 2004 Equity Incentive Plan, (“2004 Equity Plan”) which was subsequently approved by the shareholders of the Company at its Annual Meeting held in June 2004.  The 2004 Equity Plan stipulates that no further grants will be made under the 1998 Stock Option Plan (the “1998 Plan”) and the 10,800 shares of Common Stock remaining available for grant under the 1998 Plan were added to those available for grant under the 2004 Equity Plan.

Further, the 2004 Equity Plan provides that certain awards made under the plan will be eligible to be “qualified performance-based compensation” that are exempt from the $1,000 deduction limit imposed on publicly-held corporations by Section 162(m) of the Internal Revenue Code and 262,383 shares of Common Stock will be authorized and available for issuance pursuant to awards granted under the 2004 Equity Plan, including 10,800 shares previously available for grant under the 1998 Plan.

Under the 2004 Equity Plan, any employee of the Company or the Company’s affiliates who is not a member of the Compensation Committee may be designated by the Compensation Committee as a participant and receive awards thereunder.  Non-employee directors of the Company are not eligible to receive awards under the 2004 Equity Plan.  Type of awards which may be granted include stock options, stock appreciation rights, restricted stocks and restricted stock units, other stock-based awards and performance awards.

The 2004 Equity Plan contains the following provisions:  (i) No stock option repricings (without the approval of the Company’s shareholders); (ii) limitations on shares other than for stock options; (iii) no discounts on stock options: (iv) minimum one year vesting periods for all awards (including stock options); (v) minimum three year vesting periods for restricted stock and other stock-based awards; and (vi) no “evergreen” provisions.

NOTE 11- Subsequent Events

In January 2005, a short-term promissory note obligation in the amount of $285 (including accrued interest of $70), originally due in January 2005, was extended to July 2006.

In February 2005, the Company drew down additional monies from its 60 million CZK (or approximately $2,684) term loan.  The draw down of approximately $1,957, together with the amount outstanding at December 31, 2004 of approximately $447 and a residual of $280 (to be drawn by the end of April 2005) are due as follows:

Year ending December 31,

2005	$370
2006	555
2007	555
2008	555
2009	555
2010	94

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 9.  Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the Exchange Act.

The following table provides information as of March 14, 2005 with respect to each of the Company’s directors and each Executive Officer:

Name	Age	Position in the Company	Director or Executive Since
Rami S. Ramadan	55	CEO, CFO, President and Director	1999
Julio E. Heurtematte, Jr.(1)	69	Director	1998
Malcolm M.B. Sterrett (1)	62	Director	1998
Geoffrey B. Baker (1),(2)	55	Director	1999
Timothy G. Ewing (1)	44	Director	2004

(1)	Member of each Audit, Nominating and Compensation Committees.
(2)	Mr. Baker, who was appointed to a fill a vacancy on the Board of Directors on December 22, 1998, resigned from his position on May 13, 1999 and rejoined the Board on August 4, 1999.

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

Julio E. Heurtematte, Jr. Mr. Heurtematte is a private consultant, specializing in international projects, trade and investments and has acted in such capacity since 1989. From 1963 to 1989, Mr. Heurtematte served with the Inter-American Development Bank in several capacities, most recently as its Deputy Manager for Project Analysis.

Malcolm M. B. Sterrett. Mr. Sterrett is a private investor. From 1989 to 1993, he was a partner at the law firm of Pepper Hamilton & Scheetz, in Washington, D.C. From 1988 to 1989, he served as General Counsel to the U.S. Department of Health and Human Services and from 1982 to 1988 he was a Commissioner on the U.S. Interstate Commerce Commission. Before that, he was Vice President and General Counsel to the United States Railway Association and served as Staff Director and Counsel to the U.S. Senate Committee on Commerce, Science and Transportation.

Geoffrey B. Baker.   Mr. Baker is a private investor.  From 1983 to the present, Mr. Baker has been a member of the private investment firm, Baker & Donaldson.  From 1977 to 1982, he was Legislative Director to former U.S. Senator Lowell P. Weicker, Jr., and from 1975 to 1977 he served on the Senate Committee on Commerce as a minority staff member for surface transportation.

Timothy G. Ewing.   Mr. Ewing is a Chartered Financial Analyst and the managing partner of Ewing & Partners, the manager of Value Partners, Ltd., a private investment partnership formed in 1989. Value Partners, Ltd. is the majority shareholder and minority debt holder of the Company, and of the Endurance Partnerships, formed in 2001.  Mr. Ewing sits on the board of directors of Harbourton Capital Group in McLean, Virginia and Cherokee, Inc. in Van Nuys, California.  In addition, he is Chairman of the governing board of the Dallas Museum of Natural History and sits on the Board of Trustees of the Baylor Health Care System Foundation and the Dallas Opera, and the advisory board of the University of Texas at Dallas Holocaust Studies Program.

Information about the Board and its Committees:

The Company’s Board of Directors, which is chaired by Mr. Sterrett in a non-executive role, manages the business and affairs of the Company. Meetings of the Board are held quarterly and on an as-needed basis.  The Board has established several committees, described below, which also meet on an as-required basis during the year.  The Board held two meetings and acted by consent through weekly conference calls conducted during the Company’s fiscal year ended December 31, 2004.  No director of the Company attended fewer than 75% of the total number of meetings of the Board or meetings of committees of the Board during the year ended December 31, 2004.

The Board of Directors has established the following committees:

Audit Committee

The Audit Committee reviews and approves internal accounting controls, internal audit operations and activities, the Company’s annual report and audited financial statements, the selection of the Company’s independent auditors, the activities and recommendations of the Company’s independent auditors, material changes in the Company’s accounting procedures, the Company’s policies regarding conflicts of interest and such other matters as may be delegated by the Board. The Audit Committee, composed of Mr. Baker, the Committee’s Chairman Messrs. Heurtematte, Sterrett and Ewing, all non-employee, “independent” directors, met once and acted by consent through five conference calls in 2004.

Compensation Committee

The Compensation Committee sets the compensation for executive officers of the Company and sets the terms of grants of awards under the 1999 Non-Employee Director Stock Option Plan (the “1999 Plan”), the 2004 Equity Plan and any other equity-based compensation plans adopted by the Company. The Compensation Committee, composed of Mr. Heurtematte, the Committee’s Chairman, Messrs. Baker, Sterrett and Ewing, met three times in 2004 and acted by consent through one conference call in 2004.

Nominating Committee

The Nominating Committee has the responsibilities set forth in its Charter, including recommending Board nominees, determining the qualifications for such nominees and assisting the Board of Directors in interpreting and applying the Company’s Corporate Governance Guidelines.  The Nominating Committee, which was established at the Company’s Annual Meeting held on June 14, 2004, is composed of Mr. Ewing, its Chairman, Messrs. Baker, Heurtematte and Sterrett, and did not convene during the remaining six months of 2004.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers, directors and persons who own more than 10% of the Company’s Common Stock to file reports of ownership and changes in ownership with the Securities and

Exchange Commission (“SEC”) and the National Association of Securities Dealers, Inc. by certain dates. The Company’s directors and executive officer satisfied these filing requirements for the fiscal year ended December 31, 2004.  Prior to June 2003, Value Partners held a controlling 57.5% of the Company’s issued and outstanding Common Stock.  Further, as part of its participation in the 2003 Recapitalization, Value Partners received an additional 3,270,104 shares.  At December 31, 2004, Value Partners owned 70.7% of the Company’s issued and outstanding Common Stock, and owned 26,000 warrants which, upon exercise, would result in Value Partner’s beneficial ownership of Common Stock equaling 70.9% of the Company’s issued and outstanding shares of Common Stock,

The Company knows of no other person who owns 10% or more of the Company’s Common Stock.

Item 10.                                      Executive Compensation.

Summary of Cash and Certain Other Compensation:

The following table sets forth the cash and non-cash compensation earned during the fiscal years ending December 31, 2004, 2003 and 2001 by the Chief Executive Officer and Chief Financial Officer of the Company (the “Named Officer”) during those periods.

Summary Compensation Table

						Long Term Compensation
				Other Annual	Stock	All Other
	Annual Compensation			Compensation	Options	Compensation
	Year	Salary	Bonus	(2)	(3)	(4)

Rami Ramadan (1)	2004	$400,000	$150,000	$100,000	1,500	$8,268
President, CEO and CFO	2003	400,000	168,000	300,000	1,500	5,616
	2002	350,000	126,000	—	1,500	5,616
	2001	300,000	39,900	—	1,000	5,556

(1)

Mr. Ramadan joined the Company as its CEO and CFO, July 12, 1999. He was elected the Company’s President in August 2000. On July 12, 2002, Mr. Ramadan’s employment agreement was renewed with amendments for an additional three years.

(2)

The amounts shown represent accruals for a compensation plan reserve of $100,000 per year for the years 2000 through 2002, which was accrued in 2003, and $100,000 for the year 2003, which was accrued in 2004 and an additional $100,000 for the year 2004 to be accrued in 2005.

(3)

Amounts in year 2001 through 2004 represent the number of qualified stock options granted each year. These options listed are exercisable, and the option exercise price per share for 2001 was set forth in Mr. Ramadan’s original employment contract (See: Employment/Severance Agreements.) As part of his employment agreement renewal in 2002, the number of options to be granted was increased to 1,500 per year for the duration of his three-year agreement. The options are exercisable at a per share price equal to the fair market value of such share, as determined by the average of the bid and ask price of such share at the close of the market on the date of the grant.

(4)	The amounts represent the cost of a leased automobile provided to Mr. Ramadan for each year indicated.

Option Grants and Exercises

The following table summarizes certain information concerning individual grants of options during fiscal 2004 to the executive officer named in the Summary Compensation Table above and the potential realizable value of the options held by such person at December 31, 2004.

Options Granted in Fiscal 2004
Individual Grants

	Shares of Common Stock Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year	Base Exercise Price ($/SH)	Expiration Date

Rami S. Ramadan	1,500	52%	$3.30	07/12/14

No options were exercised by the executive officer named in the Summary Compensation Table during fiscal 2004.

The following table summarizes the option values held by the executive officer named in the Summary Compensation Table as of December 31, 2004.

Aggregate Option Exercises in Fiscal 2004 and
Fiscal 2004 Year-End Option Value Table

			Number of Unexercised		Value of Unexercised in the
	No. of Shares	Value	Options At		Money Options at
	Acquired on	Realized Upon	December 31, 2004		December 31, 2004
Name	Exercise	Exercise	Exercisable	Unexercisable	Exercisable	Unexercisable

Rami S. Ramadan	—	$—	6,500	—	$—	$—

Directors’ Compensation

As of July 2000, non-employee directors are entitled to receive a cash retainer fee of $2,500 per quarter, plus $1,000 per Board meeting and $750 per Committee meeting.  Effective beginning the quarter ending September 30, 2003, non-employee directors’ compensation was amended by the Board to include a cash retainer fee of $6,250 per quarter, per member.  In addition, the non-executive chairman of the Board will receive an additional $1,250 per quarter, while each chairman of its three Committees will receive $625 per quarter.  All members of the Board are reimbursed for out-of-pocket expenses in connection with attending Board meetings.  Pursuant to the 1999 Plan adopted at the 1999 Annual Meeting and amended by the Board in July 2000, each non-employee director is provided with an automatic grant of a non-qualified option to purchase 25 shares of Common Stock on the date following each fiscal quarter in which the director serves. Each such option (i) has a 10-year term, (ii) has an exercise price per share equal to 100% of the fair market value of one share of Common Stock on the date of grant, and (iii) becomes fully exercisable on the date of grant.

Employment/Severance Agreements

Rami S. Ramadan. Effective July 12, 2002, the Company entered into a renewal of a three-year employment agreement with Mr. Ramadan pursuant to which he will continue to serve as the Company’s CEO, CFO and President at an annual salary of $400,000. Mr. Ramadan is eligible to participate in the 2004 Equity Plan and any present or future employee benefit plans. He also will be reimbursed for reasonable travel and out-of-pocket expenses necessarily incurred in the performance of his duties. Mr. Ramadan will also receive three separate, equal installments annually of options to acquire the Company’s Common Stock, each of which shall have a 10-year term commencing on the date each installment is granted. Upon commencement of the renewal agreement, Mr. Ramadan received 1,500 options exercisable at a per share price equal to the fair market value of such share, as determined by the average of the bid and ask price of such share at the close of the market on the date of the grant.  In the event the employment agreement is terminated other than for cause, as defined in the agreement, Mr. Ramadan will receive two years’ salary.  In addition, upon the expiration of the employment agreement, if TWC elects not to renew Mr. Ramadan’s employment, TWC shall continue to pay to him his base salary and his medical insurance benefits then in effect in semi-monthly increments until the date of the earlier of the commencement of his full time employment with another employer, or the first anniversary date of the expiration date of the employment agreement. Mr. Ramadan is currently involved in a negotiation for an amendment to his employment agreement with the Compensation Committee of the Board of Directors.  As of the date hereof, no amendment has been entered into; however, the Compensation Committee and the Board have approved the Company’s accrual of a “compensation plan reserve” of $100,000 per year, for the years ended 2000, 2001, 2002, 2003 and 2004.  The Company accrued $300,000 for this purpose in 2003, $100,000 in 2004 and $100,000 to be deferred in 2005, subject to the adoption of a deferred compensation plan, which is anticipated during 2005.

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

A copy of the Company’s Code of Ethics will be furnished to any person upon written request from any such person.  Requests should be sent to:  Rami S. Ramadan, President, Chief Executive Officer and Chief Financial Officer, Trans World Corporation, 545 Fifth Avenue, Suite 940, New York, New York 10017.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information regarding the beneficial ownership of the Common Stock as of March 14, 2005 (the “Calculation Date”), unless otherwise noted, (a) by each shareholder who is known by the Company to own beneficially more than 5.0% of the outstanding Common Stock, (b) by each director, (c) by each executive officer named in the Summary Compensation Table above and by all executive officers and directors as a group. Unless otherwise noted, each of the shareholders listed in the table or included within a group listed in the table possesses sole voting and investment power with respect to the shares indicated, subject to community property laws where applicable. The business address for each director and officer of the Company is 545 Fifth Avenue, Suite 940, New York, New York 10017.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned (1)	Percentage of Ownership (1)

Value Partners, Ltd. (2)	3,585,388	70.9%
Rami S. Ramadan (3)	6,500	*
Julio E. Heurtematte, Jr. (4)	25,046	*
Malcolm M.B. Sterrett (5)	25,046	*
Geoffrey B. Baker (6)	25,006	*
Timothy G. Ewing (7)	3,585,388	70.9
All directors and the executive officer as a group (5 persons) (8)	3,666,986	72.4%

*                                         Less than 1%.

(1)   The percentage of outstanding shares is based on 5,031,681 shares outstanding as of March 14, 2005 and, for certain individuals and entities, on reports filed with the SEC or on information provided directly to the Company by such individuals or entities. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from March 14, 2005 upon the exercise of options or warrants. Each beneficial owner’s percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) are exercisable within 60 days from March 14, 2005 have been exercised. Included are shares of Common Stock issuable upon the exercise of options or warrants to purchase the Company’s Common Stock.

(2)   Value Partners, Ltd. is a Texas limited partnership, managed by Ewing & Partners, whose business address is 4514 Cole Avenue, Suite 808, Dallas, Texas 75205. Includes 3,559,388 shares of Common Stock; warrants to purchase: 6,000 shares of Common Stock at an exercise price of $100.00, expiring December 31, 2005 and 20,000 shares of Common Stock at an exercise price of $150.00 per share, expiring December 31, 2005.

(3)   Consists of shares subject to incentive options granted to Mr. Ramadan on July 12, 1999 and each subsequent year through 2004, all of which were fully vested on the date of grant.

(4)   Includes warrants to purchase 417 shares of Common Stock at an exercise price of $1.00 per share expiring March 31, 2008; 10 shares of Common Stock subject to non-qualified options granted to Mr. Heurtematte under the 1998 Plan at the end of each calendar quarter ended June 30, 1998 through December 31, 1998 and 20 shares of Common Stock subject to non-qualified options granted under the 1999 Plan at the end of each calendar quarter ended March 31, 1999 through June 30, 2000, and 25 shares of Common Stock subject to non-qualified options granted under the 1999 Plan at the end of each calendar quarter ended September 30, 2000 through December 31, 2004, all of which were fully vested on the dates of grant.   Mr. Heurtematte was also a participant of the June 2003 Exchange Agreement, for which he received 2,403 shares of the Company’s issued and outstanding Common Stock.

(5)   Includes warrants to purchase 417 shares of Common Stock at an exercise price of $1.00 per share expiring March 31, 2008; 10 shares of Common Stock subject to non-qualified options granted to Mr. Sterrett under the 1998 Plan at the end of each calendar quarter ended June 30, 1998 through December 31, 1998 and 20 shares of Common Stock, subject to non-qualified options, granted under the 1999 Plan at the end of each calendar quarter ended since March 31, 1999 through June 30, 2000, and 25 shares of Common Stock subject to non-qualified options granted under the 1999 Plan at the end of each calendar quarter ended September 30, 2000 through December 31, 2004, all of which were fully vested on the dates of grant.  Mr. Sterrett was also a participant of the June 2003 Exchange Agreement, for which he received 2,403 shares of the Company’s issued and outstanding Common Stock.

(6)   Includes warrants to purchase 417 shares of Common Stock at an exercise price of $1.00 per share expiring March 31, 2008; 10 shares of Common Stock subject to non-qualified options granted to Mr. Baker under the 1993 Incentive Stock Option Plan at December 31, 1998, 20 shares of Common Stock, subject to non-qualified options, granted under the 1999 Director Plan for the calendar quarter ended March 31, 1999 and 20 shares of Common Stock subject to non-qualified options granted under the 1999 Director Plan at the end of each quarter ended since September 31, 1999 through June 30, 2000, and 25 shares of Common Stock subject to non-qualified options granted under the 1999 Director Plan at the end of each calendar quarter ended September 30, 2000 through December 31, 2004, all of which were fully vested on the dates of grant.  Mr. Baker was also a participant of the June 2003 Exchange Agreement, for which he received 2,403 shares of the Company’s issued and outstanding Common Stock.

(7)   Mr. Timothy G. Ewing is the managing partner of Ewing & Partners, which manages Value Partners, Ltd.  His beneficial ownership includes 3,559,388 shares of Common Stock, held by Value Partners, Ltd., as well as warrants, also held by Value Partners, Ltd., to purchase: 6,000 shares of Common Stock at an exercise price of $100.00, expiring December 31, 2005 and 20,000 shares of Common Stock at an exercise price of $150.00 per share, expiring December 31, 2005. (See also Note (2) above)

(8)   See Notes (3), (4), (5), (6) and (7) above.

Item 12.  Certain Relationships and Related Transactions.

As part of its participation in the 2003 Recapitalization, Value Partners received 3,270,104 shares of the Company’s issued and outstanding Common Stock, and with the exercise of its 26,000 warrants, holds a controlling 70.9% of the Company’s issued and outstanding Common Stock.  Further, Value partners received one of the Interest Notes as part of this exchange.  As of December 31, 2004, Value Partners holds 24.8% of the Company’s long term debt.

Item 13.  Exhibits and Reports on Form 8-K.

(a)           Exhibits

Reference is made to the Exhibit Index hereinafter contained.

A copy of any exhibits listed or referred to herein will be furnished at a reasonable cost to any person who was a shareholder of the Company as of March 14, 2005, upon written request from any such person. Requests should be sent to: Rami S. Ramadan, President, Chief Executive Officer and Chief Financial Officer, Trans World Corporation, 545 Fifth Avenue, Suite 940, New York, New York 10017.

(b)           Reports on Form 8-K

During the last quarter of the year ended December 31, 2004, the Company did not file a Periodic Report on Form 8-K with the SEC.

TRANS WORLD CORPORATION
EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED DECEMBER 31, 2004

Item No	Item	Method of Filing

3.1(a)	Articles of Incorporation	Incorporated by reference to Exhibit 3.1 contained in the registration statement on Form SB-2 (File No. 33-85446-A).

3.1(b)	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to Exhibit 3.1 contained in the Form 10-KSB for the fiscal year ended December 31, 2000 (File No. 0-25244)

3.1 (c)	Certificate of Amendment to Articles of Incorporation	Filed herewith.

3.2	Bylaws	Incorporated by reference to Exhibit 3.2 contained in the registration statement on Form SB-2 (File No. 33-85446-A).

4.1	Specimen Common Stock Certificate	Incorporated by reference to Exhibit 4.1 contained in the registration statement on Form SB-2 (File No. 33-85446-A)

4.2

Indenture dated March 31, 1998, as supplemented on October 29, 1998. October 15, 1999 and September 10, 2001, among the registrant, TWC International U.S. Corporation, TWC Finance Corp. and U.S. Trust Company of Texas, N.A.

Incorporated by reference to Exhibit 4(1) contained in the Form 8-K filed on April 14, 1998 (File No.0-25244).

4.3	Indenture dated March 31, 1998, as supplemented on October 29, 1998, October 15, 1999 and September 10, 2001, between TWC International U.S. Corporation and U.S. Trust Company of Texas, N.A.	Incorporated by reference to Exhibit 4(III) contained in the Form 8-K filed on April 14, 1998 (File No. 0-25244).

4.4	Series A Warrant to Purchase Common Stock dated March 31, 1998	Incorporated by reference to Exhibit 4(VI) contained in the Form 8-K filed on April 14, 1998 (File No. 0-25244)

4.5	Series B Warrant to Purchase Common Stock dated March 31, 1998	Incorporated by reference to Exhibit 4(VII) contained in the Form 8-K filed on April 14, 1998 (File No. 0-25244)

4.6	Series C Warrant to Purchase Common Stock dated March 31, 1998	Incorporated by reference to Exhibit 4(II) contained in the Form 8-K filed on April 14, 1998 (File No. 0-25244)

4.7	Series G Warrant to Purchase Common Stock dated March 31, 1999	Incorporated by reference to Exhibit 10.49 contained in the Form 10-KSB filed on May 30, 2000 (File No. 0-25244)

4.8	Agreement to Amend Warrants dated March 31, 1998 among the Company and the named Holders	Incorporated by reference to Exhibit 4(VIII) contained in the Form 8-K filed on April 14, 1998 (File No. 0-25244)

10.1	1993 Incentive Stock Option Plan	Incorporated by reference to Exhibit 10.13 contained in the registration statement on Form SB-2 (File No. 33-85446-A).

10.2	Loan Agreement dated June 11, 1997 between the Company and Value Partners	Incorporated by reference to Exhibit 10.36 contained in the Form 8-K filed on June 17, 1997 (File No. 0-25244)

10.3	Loan Agreement dated October 27, 1997, between Value Partners, and the Company	Incorporated by reference to Exhibit 10.39 contained in the Form 10-QSB for the quarter ended September 30, 1997, filed on November 12, 1997 (File No. 0-25244)

10.4	Employment Agreement between the Company and Rami S. Ramadan dated July 12, 1999	Incorporated by reference to Exhibit 10.1 contained in the Form 8-K filed on July 13, 1999 (File No. 0-25244)

10.5	Amendment to Employment Agreement between the Company and Rami S. Ramadan dated July 1, 2002	Incorporated by reference to Exhibit 10.5 contained in the Registration Statement on Form S-4 (File No. 333-101028)

10.6	1998 Incentive Stock Option Plan	Incorporated by reference to Exhibit 10.46 contained in the Form 10-KSB filed on May 26, 2000 (File No. 0-25244)

10.7	1999 Non-Employee Director Stock Option Plan	Incorporated by reference to Exhibit 10.47 contained in the Form 10-KSB filed on May 26, 2000 (File No. 0-25244)

10.8	Form 12% Secured Senior Note due March 2005	Incorporated by reference to Exhibit 10.48 contained in the Form 10-KSB filed on May 26, 2000 (File No. 0-25244)

10.9	English Restatement of the Spanish Agreement of Sale of Casino de Zaragoza	Incorporated by reference to Exhibit 99.2 contained in the Form 8-K filed on January 9, 2002 (File No. 0-22544)

10.10	Form of Fourth Supplemental Trust Indenture by and among Trans World Corporation, TWG International U.S. Corp., TWG Finance Corp. and the Bank of New York Trust Company of Florida, N.A. (as Trustee)	Incorporated by reference to Exhibit 10.10 contained in the Registration Statement on Form S-4 (File No. 333-101028)

10.11	Waiver and Forbearance of Covenant Violations (Interest) – Primary Indenture	Incorporated by reference to Exhibit 10.11 contained in the Registration Statement on Form S-4 (File No. 333-101028)

10.12	Waiver and Forbearance of Covenant Violations (Interest) – Finance Indenture	Incorporated by reference to Exhibit 10.12 contained in the Registration Statement on Form S-4 (File No. 333-101028)

10.13	Indemnification Agreement by and between Value Partners, Ltd., Trans World Corporation and TWG International U.S. Corporation dated February 12, 2003	Incorporated by reference to Exhibit 10.13 contained in the Registration Statement on Form S-4 (File No. 333-101028)

10.14	Agreement and Plan of Recapitalization dated June 25, 2003 between the Company and the named Holders	Incorporated by reference to Exhibit 4.9 contained in the Registration Statement on Form S-4 (File No. 333-101028)

10.15	Form of 8% Rate Promissory Note due 2006	Incorporated by reference to Exhibit 4.10 contained in the Registration Statement on Form S-4 (File No. 333-101028)

10.16	Form of Variable Rate Promissory Note due 2010	Incorporated by reference to Exhibit 4.11 contained in the Registration Statement on Form S-4 (File No. 333-101028)

10.17	2004 Equity Incentive Plan	Filed herewith

21.0	Subsidiaries	Filed herewith

31.0	Section 302 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

32.0	Section 906 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the Issuer has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS WORLD CORPORATION
(registrant)

Dated:March 30, 2005
	By:	/s/ Rami S. Ramadan
Rami S. Ramadan
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Issuer on March 30, 2005 in the capacities indicated.

Signature and Title

/s/ Rami S. Ramadan
Director

/s/ Geoffrey B. Baker
Director

/s/ Timothy G. Ewing
Director

/s/ Julio E. Heurtematte, Jr.
Director

/s/ Malcolm M.B. Sterrett
Director