Form 10QSB
period 2005-03-31
TRANS WORLD CORP
filed 2005-05-09
CIK 914577

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

☒                                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Shares of the Registrant’s Common Stock, par value $.001, outstanding as of May 3, 2005:  5,031,681

Transitional Small Business Disclosure Format (check one:   YES   ☐          NO   ☒)

TRANS WORLD CORPORATION AND SUBSIDIARIES

FORM 10-QSB

FOR THE QUARTER ENDED MARCH 31, 2005

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

March 31, 2005 and December 31, 2004

(dollars in thousands)

	March 31, 2005	December 31, 2004

ASSETS
CURRENT ASSETS:

Cash	$1,860	$2,686
Prepaid expenses	401	492
Other current assets	163	154

Total current assets	2,424	3,332

PROPERTY AND EQUIPMENT, less accumulated depreciation of $3,705 and $3,673, respectively	13,687	13,917

OTHER ASSETS:

Goodwill	5,214	5,424
Deposits and other assets	1,317	1,370

Total other assets	6,531	6,794

	$22,642	$24,043

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Long-term debt, current maturities	$1,679	$1,415
Accounts payable	1,272	3,315
Interest payable	79	51
Czech tax accrual	1,448	1,858
Accrued expenses and other current liabilities	1,677	1,398

Total current liabilities	6,155	8,037

LONG-TERM LIABILITIES:

Long-term debt, less current maturities	4,369	2,919
Other	1,092	1,026

Total long-term liabilities	5,461	3,945

STOCKHOLDERS’ EQUITY:

Preferred stock, $.001 par value, 4,000,000 shares authorized, none issued
Common stock $.001 par value, 9,500,000 shares authorized, 5,031,681 shares issued and outstanding	5	5
Additional paid-in capital	43,228	43,228
Accumulated other comprehensive income	4,173	4,738
Accumulated deficit	(36,380)	(35,910)

Total stockholders’ equity	11,026	12,061

	$22,642	$24,043

See accompanying notes to condensed consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS) (Unaudited)

Three Months Ended March 31, 2005 and 2004

(dollars in thousands, except for per share data)

	2005	2004

REVENUES	$5,639	$4,983

COSTS AND EXPENSES:
Cost of revenues	3,442	2,494
Depreciation and amortization	188	113
Selling, general and administrative	2,358	1,694
	5,988	4,301

INCOME (LOSS) FROM OPERATIONS	(349)	682

OTHER INCOME (EXPENSE):
Interest expense	(81)	(79)
Foreign exchange loss	(4)	(84)
Other	(36)	3
	(121)	(160)

NET INCOME (LOSS)	(470)	522

Other comprehensive loss, foreign currency translation adjustment	(565)	(493)

COMPREHENSIVE INCOME (LOSS)	$(1,035)	$29

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	5,031,681	5,031,650
Diluted	5,031,681	5,039,360

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$(0.09)	$0.10
Diluted	$(0.09)	$0.10

See accompanying notes to condensed consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Three Months Ended March 31, 2005 and 2004

(dollars in thousands)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(470)	$522
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation and amortization	188	113
Gain on sale of equipment	(3)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(49)	211
Deposits and other assets	13	(162)
Accounts payable	(103)	(192)
Interest payable	28
Czech tax accrual	(344)
Accrued expenses and other current liabilities	326	(591)

NET CASH USED IN OPERATING ACTIVITIES	(414)	(99)

CASH FLOWS FROM INVESTING ACTIVITIES,
Purchases of property and equipment	(2,261)	(38)
Proceeds from the sale of assets	3

NET CASH USED IN INVESTING ACTIVITIES	(2,258)	(38)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	2,182
Payments of long-term debt	(314)	(291)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,868	(291)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(22)	(109)

NET DECREASE IN CASH	(826)	(537)

CASH
Beginning of period	2,686	4,944

End of period	$1,860	$4,407

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$56	$62

See accompanying notes to condensed consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.               Unaudited Statements.

The accompanying condensed consolidated financial statements of Trans World Corporation and Subsidiaries (collectively, the “Company” or “TWC”) as of March 31, 2005 and for the three-month periods ended March 31, 2005 and 2004 are unaudited and reflect all adjustments of a normal and recurring nature to fairly present the consolidated financial position, results of operations and cash flows for the interim periods.  These unaudited, condensed consolidated financial statements have been prepared by the Company according to the instructions for Form 10-QSB.  Pursuant to these instructions, certain financial information and footnote disclosures normally included in such financial statements have been condensed or omitted.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis or plan of operations, contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.  The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may occur for the year ending December 31, 2005.

The condensed consolidated balance sheet as of December 31, 2004 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

2.               Liquidity.

The Company’s working capital deficit decreased to approximately $3.7 million from approximately $4.7 million at December 31, 2004, primarily as a result of cash infusion from a construction term loan with GE Capital Bank a.s. in the amount of 60 million Czech Korunas (“CZK”) (or approximately $2.7 million using year end exchange rates), of which 10 million CZK (or approximately $447,000 using year end exchange rates) was drawn as of December 31, 2004.  During the quarter ended March 31, 2005, the Company drew down the remaining 50 million CZK (or approximately $2.2 million using quarter end exchange rates).  A majority of the construction term loan has been classified as long-term and its proceeds have been used to pay down certain construction related accounts payable related to its newest casino, Route 55 (“Route 55”), at Dolni Dvoriste.

Management has amplified its marketing efforts to promote Route 55 while focusing on attendance growth for the existing units through external and internal promotional initiatives.  Further, management is in active discussions with potential investors regarding equity and loan investments into the Company.

The Company’s management believes that its cash resources at March 31, 2005 and anticipated incremental cash to be provided by the new casino and from existing operations will be sufficient to fund its activities for the year ending December 31, 2005.  TWC is current on all of its long-term obligations.

3.               Selected accounting policies.

(a)          Earnings per share - Basic earnings (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per common share incorporate the dilutive effect of common stock equivalents on an average basis during the period.  The Company’s Common Stock equivalents currently include stock options and warrants.  Unexercised warrants and stock options to purchase 62,918 of Common Stock as of March 31, 2005 were not included in the computation of diluted earnings (loss) per common share because to do so would be anti-dilutive.  Unexercised warrants and options to purchase 63,318 shares of Common Stock as of March 31, 2004 were included in the computation of diluted earnings per common share, if such unexercised warrants and stock options were “in-the-money”.

(b)         Stock-based compensation - The Company complies with the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148.

The Company applies Accounting Principles Board (“APB”) No. 25 and related interpretations in accounting for its stock option plans, adjusted for the reverse stock split, and, accordingly, no compensation cost has been recognized because stock options granted under the plans were at exercise prices which were equal to or above the market value of the underlying stock on the date of grant.  Had compensation expenses been determined as provided by SFAS No. 123 using the Black-Scholes option pricing model, the pro forma effect on the Company’s net income and income per share amounts would have been as follows:

	Three months ended March 31,
(in thousands)	2005	2004
Net income (loss), as reported	$(470)	$522
Stock-based employee compensation determined under the fair value-based method, net of related tax effects	—	(2)
Net income (loss), pro forma	$(470)	$520
Earnings (loss) per common share (basic and diluted), as adjusted for the reverse stock split:
As reported	$(0.09)	$0.10
Pro forma	$(0.09)	$0.10

(c)                      New accounting pronouncement - In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation,” and supersedes APB Opinion No. 25 (“APB No. 25”). Among other items, SFAS No. 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS No. 123R for the Company is the first quarter of 2006. SFAS No. 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods, either for all prior periods presented or to the beginning of the fiscal year in which the statement is adopted, based on previous pro forma disclosures made in accordance with SFAS No. 123. The Company has not yet determined which of the methods it will use upon adoption.

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

The actual 2005 and 2004 operating results in local currency for the Czech casino units at Ceska Kubice (“Ceska”), at Rozvadov (“Rozvadov”), at Hate, near Znojmo (“Route 59”), at Route 55, and in the Freeport Designer Outlet Mall at Hate (“Hollywood Spin”) (collectively, the “Business Units”) were converted to US Dollars using the average of the daily exchange rates of each month in the reporting periods, which are depicted in the following table.

Period	US Dollar (USD)	Czech Koruna (CZK)	Euro (EUR)
March 2005	1.00	22.5897	0.7575
February 2005	1.00	23.0581	0.7690
January 2005	1.00	23.1078	0.7611
March 2004	1.00	26.9098	0.8154
February 2004	1.00	26.0566	0.7929
January 2004	1.00	25.9833	0.7941

The balance sheet totals of the Company’s foreign subsidiaries at March 31, 2005 were converted to USDs using the interbank exchange rates for March 31, 2005, which are depicted in the following table.

As of	USD	CZK	EUR
March 31, 2005	1.00	23.2590	0.7744

Imminent Gaming Legislation

There is imminent gaming legislation under consideration by Czech authorities.  The new law is intended to define the parameters of casinos in the Czech Republic and to prohibit certain non-gaming activities currently being promoted, thereby effectively decreasing the number of existing casinos.  The new legislation is expected to be ratified by the Czech parliament in the next several months and should be effective commencing January 1, 2006.   Management believes that none of the Company’s current operations is likely to be negatively affected by this new legislation.

Critical Accounting Policies

Management has identified the following as critical accounting policies that affect the Company’s condensed consolidated financial statements.

Goodwill

Goodwill represents the excess of the cost of the Company’s Czech subsidiaries over the fair value of their net assets at the date of acquisition.  Under Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill is no longer subject to amortization over its estimated useful life; rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test.  The impairment assessment requires the Company to compare the fair value of the assets of its Czech Republic reporting unit, American Chance Casinos, the Company’s only reporting unit as defined under SFAS No. 142, to its carrying value (the net equity of the Company) to determine whether there is an indication that an impairment exists.  The fair value of the Czech Republic reporting unit is determined through a combination of recent appraisals of the Company’s real property and a multiple of earnings before interest taxes depreciation and amortization, which was based on the Company’s experience in selling a previous casino.  During the second quarters of 2003 and 2004, as required by SFAS No. 142, the Company performed the fair-value based testing of the carrying value of goodwill related to its Czech Republic reporting unit, and determined that no recording of impairment losses was warranted.  The Company expects to conduct its 2005 fair value-based testing during the second quarter of 2005.  However, management believes that there are no interim indicators of an impairment charge.

Review of Consolidated Results of the Company:

Three Months Ended March 31, 2005 and 2004:

The changes in the consolidated results of the Company for the three-month period ended March 31, 2005 versus the results for the three-month period ended March 31, 2004 are depicted in the following table.

(in thousands)	Three Months Ended March 31, 2004	Change	Three Months Ended March 31, 2005

Net income	$522
Revenues		656
Cost of revenues		(948)
Depreciation and amortization		(75)
Selling, general and administrative		(664)
Interest expense		(2)
Foreign exchange gain		80
Other expenses		(39)
Net loss		(992)	$(470)

For the quarter ended March 31, 2005, the Company generated revenues of approximately $5.6 million, a 13.2%, or $656,000, improvement over the first quarter of 2004.  This increase was primarily due to the addition of the Company’s newest and largest Business Unit, Route 55 and improved overall slot results, which, in aggregate, served to partially offset the weaker gaming revenues of Route 59, as a result of lower than average win percentage, the ratio of table game revenues to the value of all gaming chips purchased, to the same period in 2004 and to softer attendance level.

Cost of revenues increased by $948,000, or 38.0%, principally, as a result of the incremental cost of opening Route 55, including training, direct promotions and other launching costs, and from higher revenue-based slot lease expenses.

Depreciation and amortization expense increased by $75,000 due mainly to the addition of Route 55.

Selling, general and administrative costs increased by $664,000, or 39.2%, in the first quarter of 2005 versus the same quarter in 2004 as a result of several factors, notably: (i) incremental cost of operating Route 55; (ii) Route 55 launching costs; (iii) higher legal and consulting expenses; and (iv) currency losses from foreign currency transactions, which occurred in operations, between the EUR, the principal revenue currency, and the CZK, the currency in which the majority of the Company’s expenses are paid.

The Company recorded a nominal, non-cash, foreign exchange loss of approximately $4,000 from its EUR currency bank deposits versus an $84,000 foreign exchange loss in the comparable period in 2004.

Other expenses increased by $39,000 mainly from 2004 New York State and New York City corporate franchise tax assessments on the Company’s increase in shareholders’ equity.

As a result, the Company incurred a net loss of $470,000 for the three-month period ended March 31, 2005, a $992,000 decline from the results for the same three-month period in 2004.

The Company’s Business Units:

Ceska

The Ceska casino, which has a Chicago-1920’s theme, currently operates 15 gaming tables, including one electro-mechanical, eight-position roulette game.  It also has 46 video slot machines and parking for approximately 60 vehicles.

Rozvadov

The Rozvadov casino features a Pacific South Seas theme and currently operates 10 gaming tables.  It also has 30 video slot machines and parking for 40 vehicles.

Route 59

Route 59, which has a Southern Antebellum theme, currently operates 22 gaming tables and 60 video slot machines and has parking for approximately 120 vehicles.

Hollywood Spin

Hollywood Spin, located within the Freeport Designer Outlet Mall adjacent to the Company’s Route 59 casino, features extensive American movie related décor as well as American music and sports theme elements.  In addition to a 76-seat restaurant and 16-seat bar, Hollywood Spin offers 20 video slot machines and one electro-mechanical, eight position roulette game.  The designer outlet mall has a parking capacity of approximately 1,000 vehicles.

Route 55

Route 55, the Company’s newest and largest casino, is themed in a Miami Beach “Streamline Moderne” style and includes among its amenities 18 gaming tables and 94 video slot machines and parking for approximately 120 vehicles.  It features an Italian restaurant, a VIP lounge, and a private card room on its mezzanine level.  On its main floor, the casino offers bar and grill areas and a stage for live entertainment.

Sales and Marketing

The Company continues to emphasize its marketing and promotional programs in an effort to secure and enhance its competitive position in the respective markets that it serves.  The Company aggressively targets key cities in its media campaigns, most notably Vienna, Regensburg, Linz, and the areas surrounding these cities.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital deficit decreased to approximately $3.7 million from approximately $4.7 million at December 31, 2004, primarily as a result of cash infusion from a construction term loan with GE Capital Bank a.s. in the amount of 60 million Czech Korunas (“CZK”) (or approximately $2.7 million using year end exchange rates), of which 10 million CZK (or approximately $447,000 using year end exchange rates) was drawn as of December 31, 2004.

During the quarter ended March 31, 2005, the Company drew down the remaining 50 million CZK (or approximately $2.2 million using quarter end exchange rates).  A majority of the construction term loan has been classified as long-term and its proceeds have been used to pay down certain Route 55 construction related accounts payable.

Management has amplified its marketing efforts to promote Route 55 while focusing on attendance growth for the existing units through external and internal promotional initiatives.  Further, management is in active discussions with potential investors regarding equity and loan investments into the Company.

The Company is obligated under various contractual commitments over the next five years.  The following is a summary of the five-year commitments of the Company as of March 31, 2005:

(in thousands) Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term, unsecured debt, US	$2,653	$874	$229	$—	$1,550
Long-term debt, foreign	3,395	805	1,811	779
Operating leases	566	113	213	196	44
Employment agreements	513	250	263
Consulting agreements	20	20

Total contractual obligations	$7,147	$2,062	$2,516	$975	$1,594

The Company’s management believes that its cash resources at March 31, 2005 and anticipated cash to be provided by 2005 operations will be sufficient to fund its activities for the year ending December 31, 2005.  TWC is current on all of its long-term obligations.

PLAN OF OPERATIONS

TWC management will continue to develop marketing and operational strategies designed to increase attendance and revenues in its business units in the Czech Republic.

Rozvadov’s market region has seen a modest rebound as former players have returned, boosting attendance. This is attributable largely to management’s efforts to expand its marketing and promotional programs and to enhance the quality of player amenities and services.

Ceska’s attendance level increased by 10% over that of the comparable period in 2004 as a result of management’s focus on customer service and guest relations.  The casino will continue to introduce marketing and promotional activities intended to provide greater appeal to its existing and potential clientele.

Route 59, which draws its clientele from the largest and most affluent market of any of the Business Units, incurred a disproportionate level of gaming losses to its VIP clientele and lower attendance in the quarter ended March 31, 2005, which negatively impacted the Company’s overall results.  With its resources of well-trained staff and attractive facilities, management continues to emphasize internal promotions and personalized customer service to newcomers and regular players alike.  Route 59 directs the bulk of its media advertising toward Austria’s greater Vienna region, its primary market.

Hollywood Spin, situated within the Freeport Designer Outlet Mall, struggled to establish its market as Freeport plc, the owner and manager of the mall, failed to generate the expected attendance level in the mall.  Thus, management’s challenge has been to devise alternative strategies and modifications to its operations to attract visitors to Hollywood Spin.

The Company’s newest and largest casino, Route 55, opened on December 19, 2004 and has steadily begun to draw visitors and players to the new facility.  Management anticipates business volume will grow steadily in the ensuing quarters of 2005, as its marketing campaign hits full stride and operations normalize.  The casino will focus on boosting attendance and improving the quality of service and amenity offerings.

Other future expansion plans for the Company include the possible development of a hotel in the Czech Republic as well as potential acquisition and construction of other hotels and casinos in European cities and resort areas.  There can be no assurance that management’s future development plans will be realized.

Long Range Objective

The Company’s senior corporate-level management, several of whose backgrounds are in the hotel industry, has endeavored to expand its operations and, as a complement to its casinos, by exploring ways to grow the Company through the acquisition and/or development of hotels.  Acquisitions will be based on evaluations of the potential returns of projects that arise and the availability of financing to purchase additional assets. The Company is currently evaluating several possible development prospects, including the acquisition and/or construction of hotels and casinos in Europe.  Management intends to pursue what it believes to be projects with the highest potential returns and greatest strategic value based on its analyses of all investment opportunities.  There can be no assurance that the Company will be able to develop or acquire such new operations in the future.

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

ITEM 3.  CONTROLS AND PROCEDURES

The Company’s management, with the participation of Rami S. Ramadan, its Chief Executive Officer/Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) (the “‘34 Act”) as of the end of the period covered by this report.  Based on such evaluation, the Chief Executive Officer/Chief Financial Officer has concluded that its disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the ‘34 Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and regulations and is operating in an effective manner.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the ‘34 Act) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not involved in any material legal proceeding or litigation as of March 31, 2005, or through the date of this filing.

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

32.0         Certification of Chief Executive Officer/Chief Financial Officer

REPORTS ON FORM 8-K

None.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS WORLD CORPORATION

Date:	May 9, 2005	By:	/s/ Rami S. Ramadan
President, Chief Executive Officer and
Chief Financial Officer