Form 10QSB
period 2005-06-30
TRANS WORLD CORP
filed 2005-08-05
CIK 914577

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

☒                                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Shares of the Registrant’s Common Stock, par value $.001, outstanding as of August 4, 2005:  5,031,681

Transitional Small Business Disclosure Format (check one:  YES   ☐            NO   ☒)

TRANS WORLD CORPORATION AND SUBSIDIARIES

FORM 10-QSB

FOR THE QUARTER ENDED JUNE 30, 2005

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

June 30, 2005 and December 31, 2004

(dollars in thousands)

	June 30, 2005	December 31, 2004

ASSETS
CURRENT ASSETS:

Cash	$1,606	$2,686
Prepaid expenses	330	492
Other current assets	157	154

Total current assets	2,093	3,332

PROPERTY AND EQUIPMENT, less accumulated depreciation of $3,645 and $3,673, respectively	12,765	13,917

OTHER ASSETS:

Goodwill	4,859	5,424
Deposits and other assets	1,244	1,370

Total other assets	6,103	6,794

	$20,961	$24,043

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Long-term debt, current maturities	$1,641	$1,415
Accounts payable	1,710	3,315
Interest payable	60	51
Czech tax accrual	1,528	1,858
Accrued expenses and other current liabilities	1,216	1,398

Total current liabilities	6,155	8,037

LONG-TERM LIABILITIES:

Long-term debt, less current maturities	3,780	2,919
Other	1,208	1,026

Total long-term liabilities	4,988	3,945

STOCKHOLDERS’ EQUITY:

Preferred stock, $.001 par value, 4,000,000 shares authorized, none issued
Common stock $.001 par value, 9,500,000 shares authorized, 5,031,681 shares issued and outstanding	5	5
Additional paid-in capital	43,228	43,228
Accumulated other comprehensive income	3,176	4,738
Accumulated deficit	(36,591)	(35,910)

Total stockholders’ equity	9,818	12,061

	$20,961	$24,043

See accompanying notes to condensed consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS) (Unaudited)

Six and Three Months Ended June 30, 2005 and 2004

(dollars in thousands, except for per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004

REVENUES	$11,484	$9,723	$5,845	$4,740

COSTS AND EXPENSES:
Cost of revenues	6,957	5,071	3,515	2,577
Depreciation and amortization	369	224	181	111
Selling, general and administrative	4,613	3,125	2,257	1,431
	11,939	8,420	5,953	4,119

INCOME (LOSS) FROM OPERATIONS	(455)	1,303	(108)	621

OTHER INCOME (EXPENSE):
Interest expense	(186)	(152)	(105)	(73)
Foreign exchange loss	(4)	(104)		(20)
Other	(36)	2
	(226)	(254)	(105)	(93)

NET INCOME (LOSS)	(681)	1,049	(213)	528
Other comprehensive income (loss), foreign currency translation adjustment	(1,562)	(314)	(997)	179

COMPREHENSIVE INCOME (LOSS)	$(2,243)	$735	$(1,210)	$707

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	5,031,681	5,031,650	5,031,681	5,031,650
Diluted	5,031,681	5,040,233	5,031,681	5,040,233

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$(0.14)	$0.21	$(0.04)	$0.10
Diluted	$(0.14)	$0.21	$(0.04)	$0.10

See accompanying notes to condensed consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Six Months Ended June 30, 2005 and 2004

(dollars in thousands)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(681)	$1,049
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	369	224
Gain on sale of equipment	(3)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2)	163
Deposits and other assets	(1)	(249)
Accounts payable	507	(257)
Interest payable	10	9
Czech tax accrual	(145)	(753)
Accrued expenses and other current liabilities	88	114

NET CASH PROVIDED BY OPERATING ACTIVITIES	142	300

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,437)	(329)
Proceeds from the sale of assets	3

NET CASH USED IN INVESTING ACTIVITIES	(2,434)	(329)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	2,133
Payments of long-term debt	(751)	(649)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,382	(649)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(170)	14

NET DECREASE IN CASH	(1,080)	(664)

CASH:
Beginning of period	2,686	4,944

End of period	$1,606	$4,280

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$177	$165

See accompanying notes to condensed consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.               Unaudited Statements.

The accompanying condensed consolidated financial statements of Trans World Corporation and Subsidiaries (collectively, the “Company” or “TWC”) as of June 30, 2005 and for the six and three months ended June 30, 2005 and 2004 are unaudited and reflect all adjustments of a normal and recurring nature to fairly present the consolidated financial position, results of operations and cash flows for the interim periods.  These unaudited, condensed consolidated financial statements have been prepared by the Company according to the instructions for Form 10-QSB.  Pursuant to these instructions, certain financial information and footnote disclosures normally included in such financial statements have been condensed or omitted.

These unaudited, condensed consolidated financial statements should be read in conjunction with the audited, consolidated financial statements and notes thereto, together with management’s discussion and analysis or plan of operations, contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.  The results of operations for the six and three months ended June 30, 2005 are not necessarily indicative of the results that may occur for the year ending December 31, 2005.

The condensed consolidated balance sheet as of December 31, 2004 was derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles.

2.               Liquidity.

As of June 30, 2005, the Company’s working capital deficit has decreased to approximately $4.1 million from approximately $4.7 million at December 31, 2004, primarily as a result of a cash infusion from a construction term loan with GE Capital Bank.  A majority of the funds received from the construction term loan has been classified as long-term and its proceeds have been used to pay down certain construction related accounts payable related to the Company’s newest casino at Dolni Dvoriste (“Route 55”), Czech Republic.

The Company has taken several measures to improve the results and further reduce the working capital deficit, which was primarily the result of the project to construct the Route 55 casino. This project also included the launching of an intense marketing campaign to promote the new casino, which has generated steady increases in business volume that, in turn, is expected to boost revenues.  Moreover, the Company’s other business units have experienced upturns in revenues in July 2005.  These revenue improvements are largely the impact of more effective marketing and promotional activities.  In addition, the current portion of long-term debt related to the maturing Interest Note of $891,000 will be paid back by an average of $74,000 per month, through June 2006, which will further reduce the working capital deficit.

The Company’s management believes that its cash resources at June 30, 2005, in addition to the anticipated incremental cash to be provided by the new casino and from existing operations, will be sufficient to fund its activities for the next twelve months.  Further, management is in active discussions with potential investors regarding equity and loan investments into the Company, which are expected to alleviate the working capital deficit.    Management believes that several of the Company’s projects in development are under strong funding consideration, which, if funded, will result in distribution of expenses from the Czech subsidiaries, further reducing the operating costs of the casinos, and enhancing the Company’s working capital.

3.               Selected Accounting Policies.

(a)          Earnings per share - Basic earnings (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per common share incorporate the dilutive effect of common stock equivalents on an average basis during the period.  The Company’s Common Stock equivalents currently include stock options and warrants.  Unexercised warrants and stock options to purchase 64,393 of Common Stock as of June 30, 2005 were not included in the computation of diluted earnings (loss) per common share because to do so would be anti-dilutive.  Unexercised warrants and options to purchase 63,393 shares of Common Stock as of June 30, 2004 were included in the computation of diluted earnings per common share, if such unexercised warrants and stock options were “in-the-money.”

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

	Six months ended June 30,		Three months ended June 30,
(in thousands except per share data)	2005	2004	2005	2004
Net income (loss), as reported	$(681)	$1,049	$(213)	$528
Stock-based employee compensation determined under the fair value-based method, net of related tax effects	(3)	(3)	(3)	(1)
Net income (loss), pro forma	$(684)	$1,046	$(216)	$527
Earnings (loss) per common share (basic and diluted), as adjusted for the reverse stock split:
As reported	$(0.14)	$0.21	$(0.04)	$0.10
Pro forma	$(0.14)	$0.21	$(0.04)	$0.10

(c)          New accounting pronouncement - In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation,” and supersedes APB Opinion No. 25 (“APB No. 25”). Among other items, SFAS No. 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in their financial statements. The effective date of SFAS No. 123R for the Company is the first quarter of 2006. SFAS No. 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permit entities to restate financial statements of previous periods, either for all prior periods presented or to the beginning of the fiscal year in which the statement is adopted, based on previous pro forma disclosures made in accordance with SFAS No. 123. The Company has not yet determined which of the methods it will use upon adoption.

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

Period	US Dollar (USD)	Czech Koruna (CZK)	Euro (EUR)
June 2005	1.00	24.7230	0.8219
May 2005	1.00	23.8451	0.7878
April 2005	1.00	23.3050	0.7727
March 2005	1.00	22.5897	0.7575
February 2005	1.00	23.0581	0.7690
January 2005	1.00	23.1078	0.7611

June 2004	1.00	26.0523	0.8233
May 2004	1.00	26.7083	0.8335
April 2004	1.00	27.1324	0.8327
March 2004	1.00	26.9098	0.8154
February 2004	1.00	26.0566	0.7929
January 2004	1.00	25.9833	0.7941

The balance sheet totals of the Company’s foreign subsidiaries at June 30, 2005 were converted to USDs using the interbank exchange rates for June 30, 2005, which are depicted in the following table.

As of	USD	CZK	EUR
June 30, 2005	1.00	24.9550	0.8290

Critical Accounting Policies

Management has identified the following as critical accounting policies that affect the Company’s condensed consolidated financial statements.

Goodwill

Goodwill represents the excess of the cost of the Company’s Czech subsidiaries over the fair value of their net assets at the date of acquisition.  Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life; rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test.  The impairment assessment requires the Company to compare the fair value of the assets of its Czech Republic reporting unit, American Chance Casinos, the Company’s only reporting unit as defined under SFAS No. 142, to its carrying value (the net equity of the Company) to determine whether there is an indication that an impairment exists.  The fair value of the Czech Republic reporting unit is determined through a combination of recent appraisals of the Company’s real property and a multiple of earnings before interest taxes depreciation and amortization, which was based on the Company’s experience in selling a previous casino.  As required by SFAS No. 142, during the second quarters of 2005 and 2004, the Company performed the fair-value based testing of the carrying value of goodwill related to its Czech Republic reporting unit, and determined that no recording of impairment losses was warranted.

Review of Consolidated Results of the Company:

Three Months Ended June 30, 2005 and 2004:

The changes in the consolidated results of the Company for the three months ended June 30, 2005 versus the results for the three months ended June 30, 2004 are depicted in the following table.

	Three Months		Three Months
	Ended		Ended
(in thousands)	June 30, 2004	Change	June 30, 2005

Net income	$528
Revenues		1,105
Cost of revenues		(938)
Depreciation and amortization		(70)
Selling, general and administrative		(826)
Interest expense		(32)
Foreign exchange gain		20
Net loss		(741)	$(213)

For the quarter ended June 30, 2005, the Company generated incremental revenues of approximately $1.1 million, a 23.3% improvement over the second quarter of 2004.  This increase was largely due to the addition of the Company’s newest and largest casino, Route 55 and strong overall slot results, which, in the aggregate, served to partially offset the weaker gaming revenues of Route 59.  These were as a result of a lower than average win percentage, the ratio of table game revenues to the value of all gaming chips purchased, and softer attendance levels versus the same period in 2004.

Cost of revenues increased by $938,000, or 36.4%, principally, as a result of the incremental cost of operating Route 55, including training, food and beverage amenities, gifts and giveaways, and from higher revenue-based slot lease expenses.

Depreciation and amortization expense increased by $70,000 due mainly to the addition of Route 55.

Selling, general and administrative costs increased by $826,000, or 57.8%, in the three months ended June 30, 2005 versus the same period in 2004 as a result of several factors, notably: (i) the incremental costs of promoting Route 55; (ii) greater expenditures in marketing and promotions to maintain market share in the Company’s other business units amid higher competition; and (iii) currency losses from operations-related foreign currency transactions between the EUR, the principal revenue currency, and the CZK, the currency in which the majority of the Company’s expenses are paid.

Interest expense increased $32,000 primarily as a result of the Route 55 construction loan.

The Company recorded a nominal, non-cash, foreign exchange loss of less than $1,000 from its EUR currency bank deposits in the second quarter of 2005 versus a $20,000 foreign exchange loss in the comparable period in 2004.

As a result, the Company incurred a net loss of $213,000 for the six months ended June 30, 2005, a $741,000 decline from the results for the same six months in 2004.

Six Months Ended June 30, 2005 and 2004:

The changes in the consolidated results of the Company for the six months ended June 30, 2005 versus the results for the six-month period ended June 30, 2004 are depicted in the following table.

	Six Months		Six Months
	Ended		Ended
(in thousands)	June 30, 2004	Change	June 30, 2005

Net income	$1,049
Revenues		1,761
Cost of revenues		(1,886)
Depreciation and amortization		(145)
Selling, general and administrative		(1,488)
Interest expense		(34)
Foreign exchange gain		101
Other expenses		(39)
Net loss		(1,730)	$(681)

For the six months ended June 30, 2005, the Company generated revenues of approximately $11.5 million, an 18.1%, or $1.8 million improvement over the comparable period in 2004.  This increase was largely attributable to the addition of Route 55 and improved overall slot results, which, in the aggregate, served to partially offset the weaker gaming revenues of Route 59 and Rozvadov, which were the result of lower than average win percentage and softer attendance levels versus the same period in 2004.

Cost of revenues increased by approximately $1.9 million, or 37.0%, principally, as a result of the incremental cost of operating Route 55, including training, food and beverage amenities, gifts and giveaways and from higher revenue-based slot lease expenses.

Depreciation and amortization expense increased by $145,000 due mainly to the addition of Route 55.

The increase of approximately $1.5 million, or 47.6%, in selling, general and administrative costs was the result of several factors, notably: (i) the incremental costs of promoting Route 55; (ii) higher marketing and promotional costs to maintain market share in the Company’s Business Units; and (iii) currency losses from operations-related foreign currency transactions between the EUR, the principal revenue currency, and the CZK, the currency in which the majority of the Company’s expenses are paid.

Interest expense increased $34,000 in connection with the Route 55 construction loan.

Other expenses increased by $39,000 mainly from 2004 New York State and New York City corporate franchise tax assessments on the Company’s increase in shareholders’ equity.

Consequently, the Company incurred a net loss of $681,000 for the six months ended June 30, 2005 versus net income of approximately $1.0 million for the same six months in 2004.

The Company’s Business Units:

Ceska

The Ceska casino, which has a Chicago 1920’s theme, currently operates 15 gaming tables, including one electro-mechanical, eight-position roulette game, 46 video slot machines and parking for approximately 60 vehicles.

Rozvadov

The Rozvadov casino features a Pacific South Seas theme and currently operates 10 gaming tables, 30 video slot machines and parking for 40 vehicles.

Route 59

Route 59, which has a Southern Antebellum theme, currently operates 22 gaming tables and 60 video slot machines and has parking for approximately 120 vehicles.

Hollywood Spin

Hollywood Spin, located within the Freeport Designer Outlet Mall adjacent to the Company’s Route 59 casino, features extensive American movie related décor as well as American music and sports theme elements.  In addition to a 76-seat restaurant and 16-seat bar, Hollywood Spin offers five video slot machines and two gaming tables.  The designer outlet mall has a parking capacity of approximately 1,000 vehicles.

Route 55

Route 55, the Company’s newest and largest casino, is themed in a Miami Beach “Streamline Moderne” style and includes among its amenities 18 gaming tables and 94 video slot machines and parking for approximately 120 vehicles.  The unit features an Italian restaurant, a VIP lounge, and a private card room on its mezzanine level.  On its main floor, the casino offers bar and grill areas and a stage for live entertainment.

Sales and Marketing

The Company continues to emphasize its marketing and promotional programs in an effort to secure and enhance its competitive position in the respective markets that it serves.  The Company aggressively targets key cities in its media campaigns, most notably Vienna, Regensburg, Linz, and the areas surrounding these cities.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2005, the Company’s working capital deficit has decreased to approximately $4.1 million from approximately $4.7 million at December 31, 2004, primarily as a result of a cash infusion from a construction term loan with GE Capital Bank.  A majority of the funds received from the construction term loan has been classified as long-term and its proceeds have been used to pay down certain construction related accounts payable related to the Company’s newest casino, Route 55.

The Company has taken several measures to improve the results and further reduce the working capital deficit, which was primarily the result of the project to construct the Route 55 casino. This project also included the launching of an intense marketing campaign to promote the new casino, which has generated steady increases in business volume that, in turn, is expected to boost revenues.  Moreover, the Company’s other business units have experienced upturns in revenues in July 2005.  These revenue improvements are largely the impact of more effective marketing and promotional activities.  In addition, the current portion of long-term debt related to the maturing Interest Note of $891,000 will be paid back by an average of $74,000 per month, through June 2006, which will further reduce the working capital deficit.

The Company’s management believes that its cash resources at June 30, 2005, in addition to the anticipated incremental cash to be provided by the new casino and from existing operations, will be sufficient to fund its activities for the next twelve months.  Further, management is in active discussions with potential investors regarding equity and loan investments into the Company, which are expected to alleviate the working capital deficit.    Management believes that

several of the Company’s projects in development are under strong funding consideration, which, if funded, will result in distribution of expenses from the Czech subsidiaries, further reducing the operating costs of the casinos, and enhancing the Company’s working capital.

The Company is obligated under various contractual commitments over the next five years.  The following is a summary of the five-year commitments of the Company as of June 30, 2005:

(in thousands)		Less than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

Long-term, unsecured debt, US	$2,726	$891	$285	$—	$1,550
Long-term debt, foreign	2,980	750	1,802	428
Operating leases	539	108	202	196	33
Employment agreements	1,375	350	1,025
Consulting agreements	14	14

Total contractual obligations	$7,634	$2,113	$3,314	$624	$1,583

PLAN OF OPERATIONS

TWC management is concentrating its efforts on consistently improving and developing its casino business in the Czech Republic through the design and implementation of innovative marketing and operational strategies.  By thoroughly analyzing each casino’s region and clientele, as well as closely reviewing the policies and procedures of the properties, TWC strive to tailor its business in a manner that is most conducive to attracting and retaining customers.

Rozvadov

The Rozvadov Casino has seen a boost in its attendance which can be largely attributed to re-invigorated marketing and promotional programs, supplemented with improved player amenities and services.  The programs are fine-tuned and updated as needed in an effort to continue this trend.

Ceska

The Ceska Casino is experiencing an excellent increase in its attendance level; it recorded a notable 21% improvement for the six months ended June 30, 2005 over the comparable period in 2004.  Management is focusing on greater guest relations programs that are geared to enhancing the overall experience for visitors to the casino.

Route 59

The Route 59 Casino suffered a disproportionate level of gaming losses to its VIP clientele and attendance levels that were lower than expected in the six months ended June 30, 2005.  As a result, the Company’s overall results were negatively affected.  To counter these events, management is pro-actively initiating new promotional programs and emphasizing personalized customer service to both new and returning guests.  Additionally, management will continue to advertise Route 59 to the greater Vienna region, its primary market.

Hollywood Spin

Freeport plc, the owner and manager of the mall, has struggled to bring in the expected foot traffic and consequently, the mall’s tenants, including Hollywood Spin, have been adversely affected.  In response, the Company has endeavored to introduce alternative initiatives aimed at improving the food and beverage and gaming operations to attract additional guests.

Route 55

Route 55, the Company’s newest and largest casino, which opened on December 19, 2004, has seen a steady, growing attendance.  There are additional positive indicators that support management’s view that business volume will continue to increase over the following quarters.  The casino’s aggressive marketing campaign is expected to make inroads into the affluent Linz market, while the operation focuses on delivering superior customer service and an exciting and entertaining experience to visitors to the casino.

Other future expansion plans for the Company include the possible development of a hotel in the Czech Republic as well as potential acquisition and construction of other hotels and casinos in European cities and resort areas.  There can be no assurance that management’s future development plans will be realized.

Long Range Objective

The Company’s senior corporate-level management, several of whom have backgrounds in the hotel industry, has endeavored to expand its operations and, as a complement to the casinos, to explore ways to grow the Company through the acquisition and/or development of hotels.  Acquisitions will be based on evaluations of the potential returns of projects that arise and the availability of financing to purchase additional assets.  The Company is currently evaluating several possible development prospects, including the acquisition and/or construction of hotels and casinos in Europe.  Management intends to pursue what it believes to be projects with the highest potential returns and greatest strategic value based on its analyses of all investment opportunities.  There can be no assurance that the Company will be able to develop or acquire such new operations in the future.

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

PART II - OTHER INFORMATION

ITEM 1.             LEGAL PROCEEDINGS

The Company is not involved in any material legal proceeding or litigation as of June 30, 2005, or through the date of this filing.

ITEM 2.              CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.              DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 2004 Annual Meeting on June 27, 2005 in Durnstein, Austria.  There were a total of 5,031,681 shares of common stock of the Company which could be voted and that 3,656,040 shares were represented at the meeting by the holders thereof in person and by proxy, which constituted a quorum.  The votes were as follow:

1.                                       Election of Directors, for One-year Term expiring in 2006:

	For	Withheld	Not Voted
Geoffrey B. Baker	3,656,040

Timothy G. Ewing	3,656,040

Julio E. Heurtematte, Jr.	3,656,040

Rami S. Ramadan	3,656,040

Malcolm M.B. Sterrett	3,656,040

2.                                       Approval to amend the 2004 Equity Incentive Plan:

For	Against	Abstain	Not Voted
3,653,830		2,202

3.                                       Ratification of the appointment of Rothstein, Kass & Company, P.C. as the Company’s independent accountants for the fiscal year ending December 31, 2004:

For	Against	Abstain	Not Voted
3,656,040

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

TRANS WORLD CORPORATION

Date:	August 5, 2005	By:	/s/ Rami S. Ramadan
President, Chief Executive Officer and
Chief Financial Officer