Form 10QSB
period 2005-09-30
TRANS WORLD CORP
filed 2005-11-04
CIK 914577

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒                                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act), pursuant to Rule 33-8587.  YES   ☐        NO  ☒

Shares of the Registrant’s Common Stock, par value $.001, outstanding as of October 31, 2005:  5,031,681

Transitional Small Business Disclosure Format (check one:   YES   ☐      NO   ☒)

TRANS WORLD CORPORATION AND SUBSIDIARIES

FORM 10-QSB

FOR THE QUARTER ENDED SEPTEMBER 30, 2005

INDEX

PART 1 — FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004

Condensed Consolidated Statements of Operations and Comprehensive Income/Loss for the Nine and Three Months Ended September 30, 2005 and 2004

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004

Notes to Condensed Consolidated Financial Statements

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ITEM 3.	CONTROLS AND PROCEDURES

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

ITEM 4.	SUBSMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.	OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURE

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

September 30, 2005 and December 31, 2004

(dollars in thousands)

ASSETS
	September 30, 2005	December 31, 2004
CURRENT ASSETS:

Cash	$1,712	$2,686
Prepaid expenses	208	492
Other current assets	139	154

Total current assets	2,059	3,332

PROPERTY AND EQUIPMENT, less accumulated depreciation of $3,868 and $3,673, respectively	12,789	13,917

OTHER ASSETS:

Goodwill	4,928	5,424
Deposits and other assets	1,214	1,370

Total other assets	6,142	6,794

	$20,990	$24,043

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Long-term debt, current maturities	$1,603	$1,415
Accounts payable	1,035	3,315
Interest payable	45	51
Czech tax accrual	2,217	1,858
Accrued expenses and other current liabilities	1,279	1,398

Total current liabilities	6,179	8,037

LONG-TERM LIABILITIES:

Long-term debt, less current maturities	3,395	2,919
Other	1,238	1,026

Total long-term liabilities	4,633	3,945

STOCKHOLDERS' EQUITY:

Preferred stock, $.001 par value, 4,000,000 shares authorized, none issued
Common stock $.001 par value, 9,500,000 shares authorized, 5,031,681 shares issued and outstanding	5	5
Additional paid-in capital	43,228	43,228
Accumulated other comprehensive income	3,387	4,738
Accumulated deficit	(36,442)	(35,910)

Total stockholders' equity	10,178	12,061

	$20,990	$24,043

See accompanying notes to condensed consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS) (Unaudited)

Nine and Three Months Ended September 30, 2005 and 2004

(dollars in thousands, except for per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004

REVENUES	$17,463	$13,669	$5,979	$3,945

COSTS AND EXPENSES:

Cost of revenues	10,528	7,468	3,571	2,397
Depreciation and amortization	546	338	177	114
Selling, general and administrative	6,642	4,503	2,029	1,378

	17,716	12,309	5,777	3,889

INCOME (LOSS) FROM OPERATIONS	(253)	1,360	202	56

OTHER INCOME (EXPENSE):

Interest expense	(271)	(221)	(86)	(69)
Foreign exchange gain (loss)	(5)	(67)	(3)	37
Other	(3)	3	36

	(279)	(285)	(53)	(32)

NET INCOME (LOSS)	(532)	1,075	149	24

Other comprehensive income (loss), foreign currency translation adjustment	(1,351)	11	211	325

COMPREHENSIVE INCOME (LOSS)	$(1,883)	$1,086	$360	$349

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	5,031,681	5,031,652	5,031,681	5,031,660
Diluted	5,031,681	5,043,016	5,037,826	5,043,364

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$(0.11)	$0.21	$0.03	$0.00
Diluted	$(0.11)	$0.21	$0.03	$0.00

See accompanying notes to condensed consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Nine Months Ended September 30, 2005 and 2004

(dollars in thousands)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(532)	$1,075
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	546	338
Gain on sale of equipment	(3)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	149	(478)
Deposits and other assets	47	248
Accounts payable	(186)	(244)
Interest payable	(6)	37
Czech tax accrual	548
Accrued expenses and other current liabilities	175	(551)

NET CASH PROVIDED BY OPERATING ACTIVITIES	738	425

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,450)	(1,308)
Proceeds from the sale of assets	3

NET CASH USED IN INVESTING ACTIVITIES	(2,447)	(1,308)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	2,105
Payments of long-term debt	(1,228)	(940)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	877	(940)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(142)	107

NET DECREASE IN CASH	(974)	(1,716)

CASH:
Beginning of period	2,686	4,944

End of period	$1,712	$3,228

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$249	$521

See accompanying notes to condensed consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.               Unaudited Statements.

The accompanying condensed consolidated financial statements of Trans World Corporation and Subsidiaries (collectively, the “Company” or “TWC”) as of September 30, 2005 and for the nine and three months ended September 30, 2005 and 2004 are unaudited and reflect all adjustments of a normal and recurring nature to fairly present the consolidated financial position, results of operations and cash flows for the interim periods.  These unaudited, condensed consolidated financial statements have been prepared by the Company according to the instructions for Form 10-QSB.  Pursuant to these instructions, certain financial information and footnote disclosures normally included in such financial statements have been condensed or omitted.

These unaudited, condensed consolidated financial statements should be read in conjunction with the audited, consolidated financial statements and notes thereto, together with management’s discussion and analysis or plan of operations, contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.  The results of operations for the nine and three months ended September 30, 2005 are not necessarily indicative of the results that may occur for the year ending December 31, 2005.

The condensed consolidated balance sheet as of December 31, 2004, as presented herein, was derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles.

2.               Liquidity.

As of September 30, 2005, the Company’s working capital deficit has decreased to approximately $4.1 million from approximately $4.7 million at December 31, 2004, primarily as a result of a cash infusion from a construction term loan with GE Capital Bank.  A majority of the funds received as a result of the construction term loan has been classified as long-term and its proceeds have been used to pay down certain construction-related accounts payable associated with the Company’s newest casino at Dolni Dvoriste (“Route 55”), Czech Republic.

Since the beginning of 2005, the Company has taken measures to improve the performance results and further reduce the working capital deficit, which was primarily the result of the project to construct the Route 55 casino.  One measure was an intense marketing campaign at Route 55, which increased attendance by an average of 37%, every quarter since January 1, 2005.  Moreover, the Company also increased the marketing agenda for its other business units, while redirecting many events toward in-house productions that have resulted in a significant reduction of marketing expenses for the quarter ended September 30, 2005.

Management is finalizing the terms of equity investments with potential equity investors.  The cash infusion is expected to alleviate the working capital deficit and to allow for major capital enhancements to its operating units.  However, no assurance can be given that the Company will be able to successfully complete an agreement with potential equity investors.  Notwithstanding the cash infusion, the Company’s management believes that its cash resources at September 30, 2005, in addition to the anticipated incremental cash to be provided by Route 55, which opened in January 2005  and from existing operations, will be sufficient to fund its activities for the next twelve months.

3.               Selected Accounting Policies.

(a)          Earnings per share - Basic earnings (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per common share incorporates the dilutive effect of common stock equivalents on an average basis during the period.  The Company’s Common Stock equivalents currently include stock options and warrants.  Unexercised warrants and stock options to purchase 64,468 of Common Stock as of September 30, 2005 were not included in the computation of diluted earnings (loss) per common share for the nine months ended September 30, 2005 because to do so would be anti-dilutive.  Unexercised warrants and options to purchase 64,968 shares of

Common Stock as of September 30, 2004 were included in the computation of diluted earnings per common share, if such unexercised warrants and stock options were “in-the-money.”

(b)         Stock-based compensation - The Company complies with the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, as issued by the Financial Accounting Standards Board (“FASB”).

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

(in thousands except per share data)	Nine months ended September 30,		Three months ended September 30,
	2005	2004	2005	2004

Net income (loss), as reported	$(532)	$1,075	$149	$24
Stock-based employee compensation determined under the fair value-based method, net of related tax effects	(3)	(3)	(0)	(0)
Net income (loss), pro forma	$(535)	$1,072	$149	$24
Earnings (loss) per common share (basic and diluted):

As reported	$(0.11)	$0.21	$0.03	$0.00
Pro forma	$(0.11)	$0.21	$0.03	$0.00

   (c)             New accounting pronouncement - In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation,” and supersedes APB No. 25. Among other items, SFAS No. 123R will eliminate the use of APB No. 25 and the intrinsic value method of accounting, and will require companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in their financial statements. The effective date of SFAS No. 123R for the Company is the first quarter of 2006. SFAS No. 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permit entities to restate financial statements of previous periods, either for all prior periods presented or to the beginning of the fiscal year in which the statement is adopted, based on previous pro forma disclosures made in accordance with SFAS No. 123. The Company has not yet determined which of the methods it will use upon adoption.

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

4.               Subsequent Event.

On October 25, 2005, the Company renewed the employment contract for Mr. Rami S. Ramadan, the Chief Executive Officer, for a two-year term, expiring on December 31, 2007.  The contract provides for the continuation of the current annual salary of $400,000; for stock option grants to purchase up to 35,000 shares per year, with specified exercise price targets; and for a perpetual, one-year contract extension, if no notices are received from either party, 90 days prior to its term maturity.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Exchange Rates

Due to the fact that the Company’s operations are located in Europe, the financial results are subject to the influence of fluctuations in foreign currency exchange rates.

The actual 2005 and 2004 operating results in local currency for the Czech casino units at Ceska Kubice (“Ceska”), at Rozvadov (“Rozvadov”), at Hate, near Znojmo (“Route 59”), at Route 55, and in the Freeport Designer Outlet Mall at Hate (“Hollywood Spin”) (collectively, the “Business Units”) were converted to US Dollars using the average of the daily exchange rates of each month in the reporting quarters, which are depicted in the following table.

Period	US Dollar (USD)	Czech Koruna (CZK)	Euro (EUR)
September 2005	1.00	23.9166	0.8150
August 2005	1.00	24.1125	0.8135
July 2005	1.00	25.1065	0.8306
September 2004	1.00	25.9264	0.8194
August 2004	1.00	25.9855	0.8199
July 2004	1.00	25.7436	0.8149

The balance sheet totals of the Company’s foreign subsidiaries at September 30, 2005 and December 31, 2004 were converted to USDs using the interbank exchange rates, which are depicted in the following table.

As of	USD	CZK	EUR
September 30, 2005	1.00	24.6060	0.8304
December 31, 2004	1.00	22.3580	0.7331

Critical Accounting Policies

Management has identified the following as critical accounting policies that affect the Company’s condensed consolidated financial statements.

Goodwill

Goodwill represents the excess of the cost of the Company’s Czech subsidiaries over the fair value of their net assets at the date of acquisition.  Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life; rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test.  The impairment assessment requires the Company to compare the fair value of the assets of its Czech Republic reporting unit, American Chance Casinos, the Company’s only reporting unit as defined under SFAS No. 142, to its carrying value (the net equity of the Company) to determine whether there is an indication that an impairment exists.  The fair value of the Czech Republic reporting unit is determined through a combination of recent appraisals of the Company’s real property and a multiple of earnings before interest, taxes, depreciation and amortization, which was based on the Company’s experience in selling a previous casino.  As required by SFAS No. 142, during the second quarters of 2005 and 2004, the Company performed the fair-value based testing of the carrying value of goodwill related to its Czech Republic reporting unit, and determined that no recording of impairment losses was warranted.

Review of Consolidated Results of the Company:

Three Months Ended September 30, 2005 and 2004:

The changes in the consolidated results of the Company for the three months ended September 30, 2005 versus the results for the three months ended September 30, 2004 are depicted in the following table.

(in thousands)	Three Months		Three Months
	Ended		Ended
	September 30, 2004	Change	September 30, 2005

Net income	$24
Revenues		2,034
Cost of revenues		(1,174)
Depreciation and amortization		(63)
Selling, general and administrative		(651)
Interest expense		(17)
Foreign exchange gain (loss)		(40)
Other		36
Net income		125	$149

For the quarter ended September 30, 2005, the Company generated incremental revenues of approximately $2.0 million, a 51.6% improvement over the third quarter of 2004.  This increase was largely due to the addition of the Company’s newest and largest casino, Route 55, strong live-game results in two of the Company’s other casinos and to favorable impact of exchange rates on the Company’s revenues.

Cost of revenues increased by approximately $1.2 million, or 49.0%, principally, as a result of the incremental cost of operating Route 55, including training, food and beverage amenities, promotional gifts and giveaways;  higher revenue-driven gaming taxes; greater revenue-based slot lease expenses; and to the negative impact of exchange rates on expenses.

Depreciation and amortization expense increased by $63,000, or 55.3%, due mainly to the addition of Route 55.

Selling, general and administrative costs increased by $651,000, or 47.2%, in the three months ended September 30, 2005 versus the same period in 2004 as a result of several factors, notably: (i) the incremental costs of promoting Route 55; (ii) a one-time credit of $175,000 for consultancy services that were capitalized into the Route 55 casino construction in 2004; (iii) a reclassification of 2004 and estimated 2005 business and franchise taxes of approximately $79,000; (iv) a compensation accrual adjustment of $92,000 in 2004; and (iv) currency losses from operations-related foreign currency transactions between the EUR, the principal revenue currency, and the CZK, the currency in which the majority of the Company’s expenses are paid.

Interest expense increased $17,000, or 24.6%, primarily as a result of the Route 55 construction loan.

The Company recorded a nominal, non-cash, foreign exchange loss of less than $3,000 from its EUR currency bank deposits in the third quarter of 2005 versus a $37,000 foreign exchange gain in the comparable period in 2004.  The majority of the Company’s EUR currency bank deposits, which totaled approximately $1.4 million as of September 30, 2004, were subject to the fluctuations of foreign exchange rates.  These deposits were gradually depleted over the entire year of 2004 to finance the construction of Route 55.

As a result, the Company earned a net income of $149,000, or $0.03 per share, for the quarter ended September 30, 2005, a $125,000 or $0.02 per share improvement from the results for the same quarter in 2004.

Nine months Ended September 30, 2005 and 2004:

The changes in the consolidated results of the Company for the nine months ended September 30, 2005 versus the results for the nine months ended September 30, 2004 are depicted in the following table.

(in thousands)	Nine Months		Nine Months
	Ended		Ended
	September 30, 2004	Change	September 30, 2005

Net income	$1,075
Revenues		3,794
Cost of revenues		(3,060)
Depreciation and amortization		(208)
Selling, general and administrative		(2,139)
Interest expense		(50)
Foreign exchange gain (loss)		62
Other		(6)
Net loss		(1,607)	($532)

For the nine months ended September 30, 2005, the Company generated revenues of approximately $17.5 million, an 27.8%, or $3.8 million improvement over the comparable period in 2004.  This increase was largely attributable to the addition of Route 55, improved live-game results in Ceska, enhanced slot results, which, in the aggregate, served to partially offset the weaker gaming revenues of Route 59 and Rozvadov, which were primarily the result of lower than average win percentage (the ratio of table game revenues to the value of all gaming chips purchased) versus the same period in 2004.

Cost of revenues increased by approximately $3.1 million, or 41.0%, principally, as a result of the incremental cost of operating Route 55, including training, food and beverage amenities, promotional gifts and giveaways; revenue-driven gaming taxes; and from higher revenue-based slot lease expenses.

Depreciation and amortization expense increased by $208,000, or 61.5%, due mainly to the addition of Route 55.

The increase of approximately $2.1 million, or 47.5%, in selling, general and administrative costs was due to several factors, notably: (i) the one-time, marketing startup costs of Route 55; (ii) the incremental costs of promoting Route 55; (iii) currency losses from operations-related foreign currency transactions between the EUR, the principal revenue currency, and the CZK, the currency in which the majority of the Company’s expenses are paid; and (iv) higher cost of utilities.

Interest expense increased $50,000, or 22.6%, in connection with the Route 55 construction loan.

A foreign exchange loss of $5,000 was incurred for the nine months ended September 30, 2005, as compared to a loss of $67,000 for the same period in 2004.  The loss in 2004 was due to the Company’s EUR currency bank deposits, which totaled approximately $1.4 million as of September 30, 2004, that were subject to the fluctuations of foreign exchange rates.  These deposits were gradually depleted over the entire year of 2004 to finance the construction of Route 55.

Consequently, the Company incurred a net loss of $532,000, or ($0.11) per share, for the nine months ended September 30, 2005 versus net income of approximately $1.1 million, or $0.21 per share, for the same nine months in 2004.

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

Hollywood Spin

Hollywood Spin, located within the Freeport Designer Outlet Mall adjacent to the Company’s Route 59 casino, a 76-seat restaurant and 16-seat bar, Hollywood Spin offers five video slot machines.

Route 55

Route 55, the Company’s newest and largest casino, is themed in a Miami Beach “Streamline Moderne” style and includes, among its amenities, 18 gaming tables, 94 video slot machines and parking for approximately 120 vehicles.  The unit features an Italian restaurant, a VIP lounge, and a private card room on its mezzanine level.  On its main floor, the casino offers bar and grill areas and a stage for live entertainment.

Sales and Marketing

The Company continues to emphasize its marketing and promotional programs in an effort to secure and enhance its competitive position in the respective markets that it serves.  The Company aggressively targets key cities in its media campaigns, most notably Vienna and Linz, both in Austria, Regensburg, Germany and the areas surrounding these cities.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005, the Company’s working capital deficit has decreased to approximately $4.1 million from approximately $4.7 million at December 31, 2004, primarily as a result of a cash infusion from a construction term loan with GE Capital Bank.  A majority of the funds received as a result of the construction term loan has been classified as long-term and its proceeds have been used to pay down certain construction-related accounts payable associated with the Company’s newest casino at Dolni Dvoriste (“Route 55”), Czech Republic.

Since the beginning of 2005, the Company has taken measures to improve the performance results and further reduce the working capital deficit, which was primarily the result of the project to construct the Route 55 casino.  One measure was an intense marketing campaign at Route 55, which increased attendance by an average of 37%, every quarter since January 1, 2005.  Moreover, the Company also increased the marketing agenda for its other business units, while redirecting many events toward in-house productions that have resulted in a significant reduction of marketing expenses for the quarter ended September 30, 2005.

Management is finalizing the terms of equity investments with potential equity investors.  The cash infusion is expected to alleviate the working capital deficit and to allow for major capital enhancements to its operating units.  However, no assurance can be given that the Company will be able to successfully complete an agreement with potential equity investors.  Notwithstanding the cash infusion, the Company’s management believes that its cash resources at September 30, 2005, in addition to the anticipated incremental cash to be provided by Route 55, which opened in January 2005  and from existing operations, will be sufficient to fund its activities for the next twelve months.

The Company is obligated under various contractual commitments over the next five years.  The following is a summary of the five-year commitments of the Company as of September 30, 2005:

(in thousands)		Less than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

Long-term, unsecured debt, US	$2,507	$672	$285	$1,550
Long-term debt, foreign	2,776	931	1,635	210
Operating leases	514	106	194	193	21
Employment agreements (a)	1,238	550	688
Consulting agreements	7	7

Total contractual obligations	$7,042	$2,266	$2,802	$1,953	$21

(a) includes an agreement with the Company's Chief Executive Officer, renewed on October 25, 2005.

PLAN OF OPERATIONS

TWC management is concentrating its efforts on consistently improving and developing its casino business in the Czech Republic through the design and implementation of innovative marketing and operational strategies.  By thoroughly analyzing each casino’s region and clientele, as well as closely reviewing the policies and procedures of the properties, TWC strives to tailor its business in a manner that is most conducive to attracting and retaining customers.  The Company emphasizes and supports training programs to enhance employee work skills as well as improved customer service levels.

Ceska

The Ceska Casino is experiencing an excellent increase in its attendance level; it recorded a notable 17% improvement for the nine months ended September 30, 2005 over the comparable period in 2004.  Management will strive to emphasize greater guest relations programs that have proven successful in enhancing the overall experience for visitors to the casino.

Rozvadov

The Rozvadov Casino has seen a 20% boost in its attendance for the nine months ended September 31, 2005, which can be largely attributed to re-invigorated marketing and promotional programs, supplemented with improved player amenities and services.  However, the unit has sustained several large losses to its players that effectively reduced its win percentage over the nine-month period ended September 30, 2005 when compared with the same period in 2004.  Management continues to focus on supporting the high level of attendance, which it believes will form a solid basis of revenues.

Route 59

The Route 59 Casino suffered a disproportionate level of gaming losses to its VIP clientele and attendance levels that were lower than expected in the nine months ended September 30, 2005.  To counter these events, management is pro-actively initiating new promotional programs and emphasizing personalized customer service to both new and returning guests.  Additionally, management will continue to advertise Route 59 to the greater Vienna region, its primary market.

Hollywood Spin

Freeport plc, the owner and manager of the Freeport Designer Outlet Mall, has struggled over the past two years and continues to struggle during 2005 to bring in the expected foot traffic and consequently, the mall’s tenants, including Hollywood Spin, have been adversely affected.  In response, the Company has endeavored to introduce alternative initiatives aimed at improving the food and beverage and gaming operations to attract additional guests.

Route 55

Route 55, the Company’s newest and largest casino, which was officially launched with a gala event on January 29, 2005, has seen steady attendance growth.  Business volume, namely attendance, has grown an average of 37% from quarter to quarter since January 2005.  The casino’s aggressive marketing campaign is expected to make inroads into the affluent Linz market, while the operation focuses on delivering superior customer service and an exciting and entertaining experience for visitors to the casino.

Long Range Objective

The Company’s senior corporate-level management, several of whom have backgrounds in the hotel industry, has endeavored to expand its operations and, as a complement to the casinos, to explore ways to grow the Company through the acquisition and/or development of hotels.  Acquisitions will be based on evaluations of potential returns of projects that arise and the availability of financing to purchase additional assets.  Management intends to pursue projects that it believes to have the highest potential returns and greatest strategic value, based on its analyses of all investment opportunities.  There can be no assurance that the Company will be able to develop or acquire such new operations in the future.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not involved in any material legal proceeding or litigation as of September 30, 2005, or through the date of this filing.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

Subsequent Event.   On October 25, 2005, the Company renewed the employment contract for Mr. Rami S. Ramadan, the Chief Executive Officer, for a two-year term, expiring on December 31, 2007.  The contract provides for the continuation of the current annual salary of $400,000; for stock option grants to purchase up to 35,000 shares per year, with specified exercise price targets; and for a perpetual one-year contract extension, if no notices are received from either party, 90 days prior to its term maturity.

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

TRANS WORLD CORPORATION

Date:	November 4, 2005	By:	/s/ Rami S. Ramadan
President, Chief Executive Officer and
Chief Financial Officer