Form 10KSB
period 2005-12-31
TRANS WORLD CORP
filed 2006-03-17
CIK 914577

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2005

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

Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐   No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES   ☒     NO   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The issuer’s revenues for the year ended December 31, 2005 were approximately $23,249,000.

The aggregate market value of Common Stock of the Registrant as of March 16, 2006, based upon the average bid and asked price of $2.50 as reported on the OTC Bulletin Board on that date, was $19,602,143. There were 7,840,869 shares of Common Stock of the Registrant deemed outstanding as of said date.

Transitional Small Business Disclosure Format (check one:   YES   ☐     NO   ☒)

TRANS WORLD CORPORATION
FORM 1O-KSB

PART I.
	Item 1.	Description of Business
General Development of Business
Corporate Information
OTC Bulletin Board
Description of Business
Market Overview and Competition
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
$4.75 million Capital Raise
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
(b)Reports on Form 8-K
EXHIBITS INDEX
SIGNATURES AND CERTIFICATIONS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

iii

Item 1. Description of Business.

General Development of Business

Trans World Corporation (hereinafter referred to as the “Company” or “TWC”) was organized as a Nevada corporation in October 1993 for the acquisition, development and management of gaming establishments to the extent permitted by applicable local laws, featuring live and mechanized gaming, including video gaming devices such as video poker machines. In 1998, the Company amended its operating strategy by shifting its focus to the casino market in Europe. Today, TWC owns and operates four full-service casinos in the Czech Republic, which are located in Ceska Kubice (“Ceska”), Rozvadov (“Rozvadov”), Hate (“Route 59”), and, since December 19, 2004, Dolni Dvoriste (“Route 55”). The casinos, which operate under the brand name American Chance Casinos (“ACC”) and showcase themes portraying recognizable eras of American history, are situated at border locations and draw the majority of their clients from Germany and Austria. Each of the casinos has a distinctive theme: Pacific South Seas, Chicago in the Roaring 20’s, Southern Antebellum and Miami Beach in the 1950’s. ACC’s operating strategy centers on differentiating its products from the very formal German and Austrian casinos. Management has endeavored to create gaming environments with casual and exciting atmospheres with an emphasis on entertainment. Further, as part of the ACC operating formula, management strives to uphold the integrity and professionalism of its American-owned operations as a means to dispel any concerns that German and Austrian clients might have about gambling in the Czech Republic.

TWC, which is headquartered in New York City, has no operating presence in the United States.

Corporate Information

The Company’s corporate offices are located at 545 Fifth Avenue, Suite 940, New York, New York 10017, its telephone number is (212) 983-3355, and its website is www.transwc.com, which is not a part of this Form 10-KSB.

OTC Bulletin Board

The Company’s Common Stock is quoted on the OTC Bulletin Board under the symbol TWOC.OB.

Description of Business

The Company is engaged in the acquisition, development and management of niche casino operations in Europe, which feature gaming tables and mechanized gaming devices, such as slot and video poker machines, as well as the acquisition, development and management of small to midsize hotels, which may include casino facilities. In anticipation of its logical expansion into the hotel industry in order to complement its casino operations, the shareholders voted to amend the Company’s Articles of Incorporation by changing its name from “Trans World Gaming Corp.” to “Trans World Corporation” in July 2000. The Company’s name change was based on the importance of accurately conveying its desired identity as more than just an owner/operator of gaming operations. TWC’s planned expansion into the hotel industry is founded on management’s belief that hotels in the small to midsize boutique class are complementary to the Company’s casino brand, that opportunities in one of these two industries often lead to, or are tied to, opportunities in the other industry, and that a more diversified portfolio of assets will give the Company greater stability and make it more attractive to potential investors. Further, several of the Company’s top management have extensive experience in the hotel industry.

Market Overview and Competition

The Company acquired two of its casinos in the Czech Republic in March 1998, where they were the only casinos in the local market area. Prior to December 1998, local municipalities were empowered to grant casino licenses in their regions. However, after that time, amendments to the Czech gaming legislation removed that right from the local governments and effectively eliminated exclusivity. Since this licensing change, four casinos have opened in Folmava, Czech Republic, which operate in direct competition with the Company’s Ceska casino due to their proximity. Route 59 currently has only two competitors: one remaining from four that were in existence two years ago and a new competitor, which is similarly located in the former duty free zone between the Czech and Austrian border posts. The Company’s newest casino, Route 55, which opened on December 19, 2004, has one immediate competitor. In early 2000, in response to increased competition from casinos located in the Czech Republic, the German government issued 12 new gaming licenses in the Bavarian region of Germany. Two of the Bavarian casinos that went into operation in spring of 2000 as a result of the additional licenses have operated in direct competition with TWC’s casinos in Ceska and Rozvadov. Further, in June 2003, a new competitor casino opened across the street from the Rozvadov casino.

Casinos in Germany and Austria have formal atmospheres and an air of exclusivity. ACC’s casinos offer relaxed but exciting and informal atmospheres, which have become a desirable alternative. Further, ACC has established itself as a reputable casino company in the Czech Republic through its high customer service standards, professional service, and strict adherence to all local gaming regulations.

In conformity to the European Union (“EU”) taxation legislation, when the Czech Republic joined the EU in 2004, its value added tax (“VAT”) increased from 5% to 19%, effective January 2004, for all intra-EU generated purchases. All non-EU generated purchases were impacted by identical VAT increases, beginning in May 2004. Unlike in other industries, VATs are not recoverable for gaming operations.

The Company’s Facilities

The Ceska casino, which has a 1920’s Chicago theme, currently has 16 gaming tables, including seven card tables, eight roulette tables, and one electro-mechanical, eight-position roulette machine. It also has 48 slot machines, and parking for approximately 60 cars.

The Rozvadov casino, which has a South Pacific theme, currently operates 10 gaming tables, including five card tables and five roulette tables, 30 slot machines; and parking for 40 cars.

Route 59 features a Southern Antebellum theme and includes 22 gaming tables, which consist of 12 card tables, eight roulette tables, and two electro-mechanical roulette machines, 60 slot machines; and parking for approximately 120 cars.

On December 19, 2004, TWC opened Route 55, its largest casino to date. The casino features a Miami Beach “Streamline Moderne” style, reminiscent of Miami Beach in the early 50’s. The two-story casino offers 21 tables (eight American Roulette, seven Blackjack, four Poker and two electronic multi-roulettes) and 94 slot machines on the main gaming floor, and, on the mezzanine level, a full Italian, Pompeii-themed restaurant with seating for 70 guests; an open buffet area; a VIP lounge; and a VIP gaming room.

Future Operations

The Company’s management is now focused on securing additional financing to acquire and develop new business units. Additionally, the Company is involved in several development projects, including the potential development of hotels in Hate and in Folmava, Czech Republic, and the potential acquisition of existing hotels in Europe. There can be no assurances that management’s plans will be realized.

Long Range Objectives

The Company’s existing operations are located exclusively in the Czech Republic and in the gaming industry. Consequently, the Company’s senior corporate management, several of whom have extensive experience in the hotel industry, are exploring ways to expand the Company through the acquisition and/or development of new non-gaming business units, while continuing to grow the Company’s existing Czech Republic operations. Acquisitions will be based on evaluations of the potential returns of projects that arise and the availability of financing to purchase additional assets.

Marketing

In the year ended December 31, 2005, the Company further increased its marketing and promotional programs in an effort to secure and enhance its competitive position in the respective markets that it serves. The casino event calendars were broadened to attract new players, while focusing on higher player-incentive games to retain existing players. In addition, the Company continued its sponsorships of several athletic teams and community projects during the year, as a way to further promote its image and positive contribution to the communities in which the Company operates. The Company also continued its popular, ethnic-themed and holiday-related parties, which feature live entertainment, raffles and complimentary grand buffets. Further, the Company aggressively targeted key cities in its media campaigns, most notably Vienna, Linz and Regensburg and the areas surrounding these cities. (See Item 6. “Management’s Discussion and Analysis or Plan of Operations – Results of Operations – Business Units.”)

Regulations and Licensing

In 1998, the Czech Republic House of Deputies passed an amendment to the gaming law, which restricted foreign ownership of casino licenses. In response, the Company restructured its subsidiaries and Czech legal entities to comply with the amendment and was subsequently granted a 10-year gaming license. There can be no assurance that the authorities in the Czech Republic will not amend the gaming law as it pertains to foreign ownership of casino licenses. In the event the gaming laws are amended in the future, it may have a material adverse effect on the Company’s future profitability and operations. Further, there has been increased competition in the areas where the Company operates because local municipalities no longer have control over the issuance of casino licenses, thereby effectively eliminating exclusivity.

Application of Future or Additional Regulatory Requirements

In the future, TWC may seek the necessary licenses, approvals and findings of suitability in other jurisdictions, where the Company plans to conduct business. However, there can be no assurance that such licenses, approvals or findings of suitability will be obtained or will not be revoked, suspended or conditioned or that the Company will be able to obtain the necessary approvals for its future activities.

Gaming Taxes

Gaming tax rates in the Czech Republic averaged approximately 14.7% of total gaming revenues for the year ended December 31, 2005 and currently consist of gaming taxes of 11% of total gaming revenue, charity taxes of 10% of total gaming revenue net of gaming taxes, and 6% of slot revenue of 50.0 million Czech Korunas (“CZK”) (approximately $2.0 million) or less or 8% if above this threshold (both net of slot licensing fees). There can be no assurances that tax rates, fees, or other payments applicable to the Company’s gaming operations will not be increased in the future.

Employees

As of December 31, 2005, the Company had a total of 514 employees, including 121 in its casino in Ceska, 70 in its casino in Rozvadov, 164 in Route 59, 142 in Route 55, 12 in its shared services office in the Czech Republic, and five in the Company’s headquarters in New York. The Company believes that its employee relations are excellent.

Item 2. Description of Property.

Corporate Offices

The Company’s corporate offices are located at 545 Fifth Avenue, Suite 940, New York, New York, occupying 1,626 square feet of office space pursuant to the renewal of its five-year lease at the base rental rate of $5,014 per month, expiring in March 2010.

Czech Republic

The Company leases the casino facility in Ceska Kubice. The casino building lease expires in 2010. The Company also owns a parcel of land in Folmava, Czech Republic in the same region as the existing Ceska casino.

The Company leases accommodations for staff in Ceska Kubice, Hate (Route 59) and in Dolni Dvoriste (Route 55).

In Rozvadov, the Company owns the casino building and an adjacent facility for staff accommodations.

In March 2002, the Company exercised its right to buyout (purchase) the Route 59 building lease. The building lease buyout, of €1.6 million, or approximately $1.9 million using 2005 year-end exchange rate, was financed by a loan from a local bank in the Czech Republic. The bank note, which is payable in monthly installments through December 2006, bears interest at 6.2% per annum and is collateralized by the Route 59 building and the Company’s Rozvadov casino and an employee housing building.

In April 2002, TWC acquired a parcel of land in Dolni Dvoriste, Czech Republic. On this parcel, the Company constructed its fourth and largest casino, Route 55, which was completed in December 2005. The casino’s construction was financed in part through a 60 million CZK (or approximately $2.4 million using 2005 year-end exchange rate), 5.95% interest per annum, 58-month term loan with GE Capital Bank a.s.. The loan is collaterized by the land, building, furniture, fixtures and equipment in Dolni Dvoriste and the land in Folmava.

Item 3.   Legal Proceedings.

The Company is not currently involved in any other material legal proceeding nor was it involved in any other material litigation during the year ended December 31, 2005, or through the date of this filing.

Item 4.   Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

The Company’s Common Stock is quoted on the OTC Bulletin Board under the symbol TWOC.OB (formerly TWCP.OB).

$4.75 million Capital Raise

In December 2005, the Company sold $4.75 million of the Company’s Common Stock, in a private placement (the “$4.75 million Capital Raise”) to selected “accredited investors,” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The market price at the time of closing the $4.75 million Capital Raise was $1.70 per share. Thereby, the Company issued an aggregate of 2,794,188 shares of Common Stock on two separate dates: 1,911,835 on December 22, 2005 and 882,353 on December 27, 2005. In conjunction with the transaction, the firm that assisted in the arrangement of the private placement requested to have a portion of its finder’s fee paid in shares of the Company’s Common Stock. Thus, on December 30, 2005, the Company issued an additional 15,000 shares at market price of $1.70. The Company incurred approximately $257,000 in associated expenses that were capitalized into additional paid-in capital. The private equity raise is intended for use for the following purposes:

•                  Renovation and expansion of Route 59;

•                  Capital enhancements in Route 55;

•                  Purchase and upgrade of gaming equipment; and

•                  Additional working capital for the Company.

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

As of March 16, 2006, the Company’s stock price was $2.50. The following table sets forth the high and low prices of the Company’s Common Stock for fiscal years 2004 and 2005 as quoted on OTC Bulletin Board.

Common Stock	High	Low
2004
First Quarter	$5.00	$2.00
Second Quarter	$5.00	$2.50
Third Quarter	$5.00	$2.70
Fourth Quarter	$3.90	$2.75
2005
First Quarter	$3.05	$2.50
Second Quarter	$3.50	$2.50
Third Quarter	$2.70	$2.35
Fourth Quarter	$2.00	$1.60

As of March 16, 2006, there were (a) 7,840,869 outstanding shares of Common Stock held of record by approximately 114 holders; (b) outstanding options to purchase an aggregate of 185,360 shares of Common Stock; (c) outstanding $1.00 Series C Warrants to purchase an aggregate of 10,131 shares of Common Stock issued in connection with the March 1998 Private Placement, with 6,074 of this series having been exercised; (d) outstanding $1.00 Series G warrants to purchase an aggregate 1,251 shares of Common Stock.

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

Exchange Rates

Due to the fact that the Company’s operations are located overseas, the results of the Company are subject to the impact of fluctuations in foreign exchange rates. In May 2004, the Czech Republic joined the European Union (“EU”), but has not yet adopted the Euro (“EUR”) currency. Thus, the Company’s operations conducted business in EURs and Czech Korunas (“CZK”), the country’s local currency.

In a reversal of the 2004 trend, the U.S. Dollar (“USD”) strengthened against the EUR and CZK currencies in 2005. Consequently, this strengthening of the USD had a negative impact on the Company’s earnings.

The impact of exchange rate fluctuations can be measured through a comparison of the rates of exchange for these two currencies to the USD, which are depicted on a quarterly basis, showing the trend, in the following table.

Period	USD	CZK 2005	CZK 2004	EUR 2005	EUR 2004

January through March	$1.00	22.9139	26.3223	0.7623	0.8009
April through June	$1.00	23.9565	26.6319	0.7941	0.8299
July through September	$1.00	24.3836	25.8847	0.8197	0.8181
October through December	$1.00	24.6842	24.0779	0.8410	0.7719

The balance sheet totals of the Company’s foreign subsidiaries at December 31, 2005 were converted to USDs using the prevailing exchange rates at December 31, 2005, which are depicted in the following table.

As Of	USD	CZK	EUR
December 31, 2005	$1.00	24.5390	0.8444

Critical Accounting Policies

Management has identified the following as critical accounting policies that affect the Company’s consolidated financial statements.

Goodwill

Goodwill represents the excess of the cost of the Company’s Czech subsidiaries over the fair value of their net assets at the date of acquisition. Under Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill is no longer subject to amortization over its estimated useful life; rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. The impairment assessment requires the Company to compare the fair value of its Czech Republic reporting unit, the Company’s only reporting unit as defined under SFAS No. 142, to its carrying value (the net equity of the Company) to determine whether there is an indication that an impairment exists. The fair value of the Czech Republic reporting unit is determined through a combination of recent appraisals of the Company’s real property and a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”), which was based on the Company’s experience and data from independent, third parties. During the second quarter of 2004 and 2005, as required by SFAS No. 142, the Company performed the fair-value based testing of the carrying value of goodwill related to its Czech Republic reporting unit, and determined that no recording of impairment losses was warranted.

Results of Operations

The following discussion and analysis relates to the consolidated financial condition and results of operations of the Company for the years ended December 31, 2005 and 2004.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

($000s in thousands)

	Year Ended		Year Ended
	December 31, 2004	Change	December 31, 2005

Net income	$1,247
Revenues		4,311
Cost of revenues		(3,495)
Depreciation and amortization		(243)
Selling, general and administrative		(1,862)
2004 preopening expenses		197
Interest expense, net		(41)
Other		(35)
Net income		(1,168)	$79

In the year ended December 31, 2005, the Company posted a 22.8%, or $4.3 million, improvement on revenues of $23.2 million versus $18.9 million in the year ended December 31, 2004. The improvement was largely the result of the addition of the Company’s newest operating unit, Route 55. The growth in revenue was attributable to a 19.3% attendance improvement, which in turn contributed to 12.9% growth in total drop. Slot revenues in 2005 increased 61.9% over the same period in 2004, with Route 55 contributing approximately 73% of the increase. Attendance also improved as a consequence of the Company’s efforts to enhance player benefits and customer service programs, along with a greater and more substantive offering of promotional events.

The Company’s cost of revenues increased by $3.5 million over the prior year as a result of several factors, the principal contribution of which was the incremental costs of operating Route 55. Other factors that also contributed to the increase in cost of revenues included: (i) higher revenue-based expenses; (ii) greater amenity expenses related to the refinement of player benefit programs; (iii) higher labor costs related to quality and service enhancements in food and beverage operations; (iv) foreign exchange-related transactional losses, compared with a 2004 overall gain; and (v) higher utilities expenses from a colder winter.

Depreciation and amortization expense increased by $243,000 in year 2005 versus the prior year, due primarily to the addition of Route 55.

Selling, general and administrative expenses increased by approximately $1.9 million in year 2005 in comparison to those of 2004, in large part, as a result of the incremental costs of adding Route 55 and its associated launching and initial marketing costs as well as to higher promotional expenditures to increase and retain market share in the Company’s other units.

Interest expense increased by $41,000 in 2005 versus the prior year due mainly to the Route 55 construction loan.

Other income decreased $35,000 in 2005 due to the elimination of interest earned from the Company’s foreign bank deposits and from a gain on the sale of outdated slot machines of $27,000 in 2004.

Consequently, the Company posted a positive net income of approximately $79,000 for the year ended December 31, 2005, versus an approximate net income of $1.2 million for the year ended December 31, 2004.

Business Units:

Ceska, Czech Republic

2005 was a year of notable growth for Ceska. Attendance surged 13% over the year ended December 31, 2004 as the ongoing Regensburg, Germany marketing campaign paid off. The increase in attendance boosted total drop by 5.4% while giving up 6.7% of drop per head (“DpH”), the per guest average dollar value of gaming chips purchased, versus 2004. Total revenue increased by 34.2%, due, in part, to a win percentage gain of 3.6 percentage points (“ppts”) and slot revenue improvement of 89%, compared to last year. Operating expenses in 2005, as a percentage of revenue, were 7.8 ppts lower than 2004, due to the largely win-driven revenue. The casino’s overhead expenses were notable for higher foreign exchange-related expenses, which totaled approximately $46,000 in 2005, compared with a credit of $22,000 in 2004. Nevertheless, the large improvement in revenues more than compensated for these expenses and resulted in an EBITDA improvement of nearly double that of 2004.

Rozvadov, Czech Republic

Rozvadov saw a 16% increase in 2005 in attendance from the same period in 2004, due to a robust slate of promotional activities that had not been previously introduced at this venue due to space limitations. Total drop increased by 5.2% as a result of better attendance, while DpH dipped 9.3% below 2004. Total revenue, which improved over last year by 4.5% did not fully benefit from the better total drop, as the win percentage fell 3.7 ppts below the prior year, due to some large wins by the casino’s players. Operating and overhead expenses in 2005 were higher than 2004, notably due exchange-related expenses, which were $25,000 versus a credit of $14,000 in 2004, and higher utilities expenses, which increased by 163% due to the abnormally cold winter experienced in the region in 2005.

Route 59, Czech Republic

In the year ended December 31, 2005, Route 59 experienced a decline in business volume as a result of greater competition and the fewer visits by the casino’s high-stake players. The casino completed its fifth full-year of operation since opening in December 1999. The 8.2% improvement in DpH was not sufficient to offset the 18.6% decline in attendance. Further exacerbating the decline in total drop was the 1.6 ppts in TWC’s win percentage, as a result of several large wins by the casino’s regular players. Thus, total revenue in 2005 was off by 17.8%, or approximately $2.0 million, from the same period a year ago. Expenses were within recognized standards, with the exception of foreign exchange-related charges, which increased by approximately $89,000.

Route 55, Czech Republic

In 2005, Route 55 completed its first full year of operation. The Company officially launched the casino on January 29, 2005 with a hosted, invitation-only gala event that was attended by a wide range of guests, including high-profile celebrities, sports legends, local politicians from both sides of the border, news reporters from television stations in Linz and distinguished guests of both TWC and ACC. During 2005, the Company focused on promotional events, a varied mix of live games and superior guest services in order to develop a strong client base. Revenues achieved in 2005 were modest due to delays in marketing programs. Recruiting, training and staffing of the unit posed a challenge as the local labor pool was inadequate and untrained. However, performance indicators were positive in trend, and average daily attendance has improved by approximately 30% during the period of January 1, 2005 through December 31, 2005.

             Hollywood Spin Slot Room and Bar, Czech Republic

From the outset of operations in September 2003, attendance at the Freeport Designer Outlet Mall, where Hollywood Spin was located, was insufficient to sustain the operation. In December 2005 and pursuant to the terms of the lease, the Company closed Hollywood Spin. The Company alleges that the landlord failed to honor its contractual obligation under the lease relative to efforts to bring attendance to the mall. Accordingly, the Company is considering its legal options regarding this issue.

Liquidity and Capital Resources

The Company had a positive working capital of $161,000 at December 31, 2005 versus a deficit of approximately $4.7 million at December 31, 2004, primarily as a result of equity investments (i.e. cash infusion) from the sale of its Common Stock (see Part II - Item 5.  Market for Common Equity and Related Stockholder Matters) in December 2005 and from partial proceeds of a construction term loan from GE Capital Bank a.s. in the amount of 60 million CZKs (or approximately $2.4 million using year end exchange rates), of which only 10 million CZKs (or approximately $408,000 using year end exchange rates) was drawn as of December 31, 2004.

For the year ended December 31, 2005, the Company had net cash provided by operating activities of approximately $1.5 million. This was primarily a result of net income of approximately $79,000, an increase in cash of $1,055,000 from higher Czech tax accrual,  an increase of operational accounts payable of $570,000, an increase in cash of $66,000 attributable to change in deposits and other assets, and $737,000 of depreciation and amortization, which were partially offset by $746,000 from changes in accrued expenses and other current liabilities, a decrease in cash of $112,000 as a result of increases in prepaid expenses and other current assets and $111,000 of non-cash activity. For the year ended December 31, 2005, net cash used in investing activities was approximately $2.5 million and was used primarily for the construction of the Company’s newest casino, Route 55, and minor additions to, and replacements of, casino equipment. Net cash provided by financing activities of approximately $5.0 million included gross proceeds from the $4.75 million Capital Raise, approximately $2.1 million from the proceeds of the Route 55 construction loan, which were partially offset by approximately $1.7 million in repayments of the Interest Notes and other long-term debts related to the Route 59 building lease purchase and the Route 55 construction loan, plus $197,000 for the payoff of an unsecured, promissory note.

The Company is also obligated under various contractual commitments over the next five years. The following is a summary of the five-year commitments of the Company as of December 31, 2005:

(in thousands)		Less than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

Long-term, unsecured debt, US	$2,005	$455	$1,550
Long-term debt, foreign	2,542	925	1,532	85
Operating leases	477	114	223	140
Employment agreements	1,100	550	550

Total contractual obligations	$6,124	$2,044	$3,855	$225	$—

The Company’s management believes that its cash resources at December 31, 2005 and anticipated cash to be provided by 2006 operations will be sufficient to fund its activities for the year ending December 31, 2006.

Plan of Operations and Important Factors to Consider:

TWC management will continue to develop marketing and operational strategies designed to increase attendance and revenues at its existing locations in the Czech Republic.

In January 2006, the Company finalized the design of a renovation and expansion plan for its Route 59 casino. Construction work is expected to be completed by July 2006. The casino will continue to operate through the renovation/expansion period, which will be done during off-peak hours and closed periods. Further, the Company is preparing to undertake certain capital enhancements in Route 55 and has initiated the process to purchase new gaming equipment for the Company’s casinos in the Czech Republic.

Positive Stockholders’ Equity; Positive Operating Income

On December 31, 2005, the Company had a positive stockholders’ equity of approximately $15.3 million. For the year ended December 31, 2005, the Company achieved a net income of approximately $79,000, on total revenue of approximately $23.4 million. The year was exceptional due to the launching, marketing and first-year operation of its newest and largest casino, Route 55, which increased the Company’s total expenditures. The ability of the Company to sustain profitability from its continuing operations will depend upon the successful management of gaming establishments in the Czech Republic, their expansions, the addition of business units, and the expansion of operations to include other sources of revenue. There can be no assurance that the Company will achieve profitability as a result of these operations or otherwise.

Need to Diversify

At this time, the Company has operations exclusively in the Czech Republic. The Company is currently seeking to develop or acquire interests in gaming operations and hotels in Europe. However, there can be no assurance that the Company will be able to develop or acquire such new operations in the future.

Taxation of Gaming Operations

Gaming operators are typically subject to significant taxes, which are subject to increase at any time. Any material increase in these taxes or fees would adversely affect the results of operations of the Company. The Czech Republic currently has a number of laws related to various taxes imposed by governmental authorities. Applicable taxes include VAT, gaming tax, charity tax, and payroll (social) taxes. Tax declarations, together with other legal compliance areas (for example, customs and currency control matters) are subject to review and investigation by a number of authorities, which are authorized by law to impose extremely severe fines, penalties and interest charges, may create tax risks. Management believes that it has adequately provided for tax liabilities.

Dependence upon Key Personnel

The Company’s ability to successfully implement its strategy of expansion, manage the Czech casinos, and maintain a competitive position will continue to depend, in large part, on the ability of Mr. Rami S. Ramadan, the Company’s President, Chief Executive Officer (“CEO”), and Chief Financial Officer (“CFO”). The Company is also dependent upon other key employees, casino managers and consultants whom the Company retains from time to time.

Need for Additional Financing

Although the Company has achieved positive income for the third consecutive year, the Company, pursuant to its growth strategies, requires additional debt and/or equity financing for the acquisition and development of other businesses. In this regard, the Company’s ability to obtain additional financing has been improved as a result of its recapitalization in 2003, which effectively reduced its then existing debt burden by approximately 80%, and by the $4.75 million Capital Raise in December 2005. Despite these improvements, there can be no assurance that such financing will be available on terms favorable to the Company or at all.

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

Licensing and Regulation

The Company’s operations are subject to regulation by each local jurisdiction in which it operates or plans to operate, as well as federal laws and the laws of any foreign country. Each of the Company’s officers may be subject to strict scrutiny and approval from the gaming commission or other regulatory body of each jurisdiction in which the Company may conduct gaming operations.

Liability Insurance

The Company currently maintains, and intends to continue to maintain, general liability insurance in each of those locations in which it operates. There can be no assurance that liability claims will not exceed the coverage limits of such policies or that such insurance will continue to be available on commercially reasonable terms or at all. There can be no assurance that such insurance will be adequate to cover unanticipated liabilities.

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

Dilutive Effect of Warrants and Options

As of March 16, 2006, warrants exercisable for a total of 11,382 shares of Common Stock and options for 185,360 shares of Common Stock are outstanding, which, if all were exercised, would represent 2.4% of the 8,037,611 shares of Common Stock that would be outstanding. The issuance of such securities would have a dilutive effect on any earnings per share that the Company may generate when the earnings per share are evaluated on a diluted basis.

Item 7.   Financial Statements.

The following items are included in this Report:

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Trans World Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Trans World Corporation and Subsidiaries (collectively, “the Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income and comprehensive income (loss), stockholders’ equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trans World Corporation and Subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey
February 14, 2006

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004
(dollars in thousands, except for share data)

	December 31, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:

Cash	$6,595	$2,686
Prepaid expenses	315	492
Other current assets	269	154

Total current assets	7,179	3,332

PROPERTY AND EQUIPMENT, net
	12,647	13,917

OTHER ASSETS:

Goodwill	4,942	5,424
Deposits and other assets	1,257	1,370

Total other assets	6,199	6,794

	$26,025	$24,043

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Long-term debt, current maturities	$1,380	$1,415
Accounts payable	1,762	3,315
Interest payable	51	51
Czech tax accrual	2,724	1,858
Accrued expenses and other current liabilities	1,101	1,398

Total current liabilities	7,018	8,037

LONG-TERM LIABILITIES:

Long-term debt, less current maturities	3,167	2,919
Other	460	1,026

Total long-term liabilities	3,627	3,945

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:

Preferred stock, $.001 par value, 4,000,000 shares authorized, none issued
Common stock, $.001 par value, 9,500,000 shares authorized, 7,840,869 and 5,031,681 shares issued and outstanding in 2005 and 2004, respectively	8	5
Additional paid-in capital	47,743	43,228
Accumulated other comprehensive income	3,460	4,738
Accumulated deficit	(35,831)	(35,910)

Total stockholders’ equity	15,380	12,061

	$26,025	$24,043

See accompanying notes to consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2005 and 2004
(dollars in thousands, except for share data)

	2005	2004

REVENUES	$23,249	$18,938

COSTS AND EXPENSES:
Cost of revenues	14,007	10,512
Depreciation and amortization	737	494
Selling, general and administrative	8,073	6,211
Preopening costs		197
	22,817	17,414

INCOME FROM OPERATIONS	432	1,524

OTHER INCOME (EXPENSE):
Interest expense, net	(350)	(309)
Foreign exchange loss	(5)	(5)
Other	2	37
	(353)	(277)

NET INCOME	79	1,247

Other comprehensive income (loss), foreign currency translation adjustments	(1,278)	2,033

COMPREHENSIVE INCOME (LOSS)	$(1,199)	$3,280

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	5,096,229	5,031,606
Diluted	5,099,872	5,039,194

EARNINGS PER COMMON SHARE:
Basic	$0.02	$0.25
Diluted	$0.02	$0.25

See accompanying notes to consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2005 and 2004
(dollars in thousands, except for share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balances, January 1, 2004	5,031,452	$5	$43,227	$2,705	$(37,157)	$8,780

Exercise of options	200

Foreign currency translation adjustment				2,033		2,033

Other	29		1			1

Net income					1,247	1,247
Balances, December 31, 2004	5,031,681	5	43,228	4,738	(35,910)	12,061

Private placement, net of costs	2,809,188	3	4,515			4,518

Foreign currency translation adjustment				(1,278)		(1,278)

Net income					79	79
Balances, December 31, 2005	7,840,869	$8	$47,743	$3,460	$(35,831)	$15,380

See accompanying notes to consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2005 and 2004
(dollars in thousands, except for share data)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$79	$1,247
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	737	494
Gain on sale of equipment	(3)	(27)
Gain on settlement of promissory note	(108)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(112)	(167)
Deposits and other assets	66	(138)
Accounts payable	570	611
Czech tax accrual	1,055	(65)
Accrued expenses and other current liabilities	(746)	43

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,538	1,998

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property and equipment	(2,528)	(3,601)
Proceeds from the sale of assets	3	27
Refund of security deposit	20

NET CASH USED IN INVESTING ACTIVITIES	(2,505)	(3,574)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement	4,750
Payment of promissory note	(197)
Proceeds from long-term debt	2,084	389
Payments of long-term debt	(1,658)	(1,295)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	4,979	(906)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(103)	224

NET INCREASE (DECREASE) IN CASH	3,909	(2,258)

CASH:
Beginning of year	2,686	4,944

End of year	$6,595	$2,686

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$392	$240

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issuance as partial finder’s fee	$25	$
Accrued finder’s fee for private placement	$212	$
Conversion of accrued interest to debt	$20	$19
Route 55 partial construction costs included in accounts payable and other current liabilities	$	$1,866
Note incurred in connection with acquisition of vehicle	$	$20

See accompanying notes to consolidated financial statements

NOTE 1 - Nature of Business and Liquidity

Nature of Business

Trans World Corporation and Subsidiaries (collectively, “TWC” or the “Company”), a Nevada corporation, is primarily engaged in the gaming business in the Czech Republic.

The Company owns and operates four casinos in the Czech Republic, two of which are located in the western part of the country, close to the border of the German State of Bavaria. The larger of the two, located in Ceska Kubice (“Ceska”), currently has 16 gaming tables and 48 slot machines. The smaller is located in Rozvadov (“Rozvadov”) and currently has 10 gaming tables and 30 slot machines. Two casinos are located in the southern part of the Czech Republic, close to the Austrian border. The largest of these two, “Route 55”, recently opened on December 19, 2004 at Dolni Dvoriste, now has 21 gaming tables, 94 slot machines, a 70-seat Italian restaurant and a bar and grill. The other located in Hate (“Route 59”), currently has 22 gaming tables and 60 slot machines.

Liquidity

The Company achieved a positive working capital of $161 at December 31, 2005 from a deficit of $4,750 at December 31, 2004, primarily as a result of the December 2005 $4,750 Capital Raise (see “Note 7 – Stockholders’ Equity”) and a construction term loan from GE Capital Bank a.s. in the amount of 60 million Czech Korunas (“CZK”) or approximately $2,500 using 2005 year-end exchange rates, of which only 10 million CZKs, or approximately $408 using 2005 year-end exchange rates, was drawn as of December 31, 2004.

The Company’s management is now focused on securing additional financing to acquire and develop new business units. Additionally, the Company is involved in several development projects, including the potential development of hotels in Hate and in Folmava, Czech Republic, and the potential acquisition of existing hotels in Europe. There can be no assurances that management’s plans will be realized.

The Company’s management believes that its cash resources at December 31, 2005 and anticipated cash to be provided by 2006 operations are sufficient to fund its activities for the year ending December 31, 2006.

NOTE 2 - Summary of Significant Accounting Policies

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Property and Equipment - Property and equipment is stated at cost less accumulated depreciation and amortization. The Company provides for depreciation and amortization using the straight-line method over the following estimated useful lives:

Estimated Useful Life
Asset
Building and improvements	4-45 years
Gaming equipment	4-12 years
Furniture, fixtures and other equipment	3-12 years

Preopening Costs -  Preopening costs are expensed as incurred pursuant to AICPA Statement of Position (“SOP”) 98-5, “Reporting on the Costs of Start-up Activities.”  2004 preopening costs included payroll, outside services and other expenses related to the Company’s newest casino, Route 55.

Goodwill - Goodwill represents the excess of the cost of the Company’s Czech subsidiaries over the fair value of their net assets at the date of acquisition. Under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer subject to amortization over its estimated useful life; rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test. The impairment assessment requires the Company to compare the fair value of its Czech Republic reporting unit, the Company’s only reporting unit as defined under SFAS No. 142, to its carrying value (the net equity of the Company) to determine whether there is an indication that an impairment exists. The fair value of the Czech Republic reporting unit is determined through a combination of recent appraisals of the Company’s real property and a multiple of earnings before interest taxes depreciation and amortization, which was based on the Company’s experience and data from independent, third parties. During the second quarters of 2005 and 2004, as required by SFAS No. 142, the Company performed the fair-value based testing of the carrying value of goodwill related to its Czech Republic reporting unit, and determined that no recording of impairment losses was warranted.

Foreign Currency Translation - The Company complies with SFAS No. 52, “Foreign Currency Translation,” which states that for foreign subsidiaries whose functional currency is the local foreign currency, balance sheet accounts and cash flows are translated at exchange rates in effect at the end of the year and resulting translation adjustments are included in “accumulated other comprehensive income.”  Statement of operations accounts are translated applying monthly averages of daily exchange rates on the respective monthly local statement of operations accounts for the year.

Earnings Per Common Share - The Company complies with SFAS No. 128, “Earnings per Share,” which states that basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporate the dilutive effect of common stock equivalents on an average basis during the period. The Company’s common stock equivalents currently include stock options and warrants. Unexercised warrants and stock options to purchase shares of common stock as of December 31, 2005 and 2004 are approximately 196,742 and 64,043 respectively.

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

Revenue Recognition - Casino revenue is the net win from gaming activities, which is the difference between gaming wagers and the amount paid out to patrons. Revenues generated from ancillary services, including sales of food, beverage, cigarettes, and casino logo merchandise are recognized at the time the related services are performed and represent less than three percent of total revenues.

Promotional Allowances - Promotional allowances primarily consist of food and beverages furnished gratuitously to customers. For the years ended December 31, 2005 and 2004, revenues do not include the retail amount of food and beverage of $1,873 and $1,403, respectively, provided gratuitously to customers. The cost of these items of $826 and $650, respectively, is included in cost of revenues.

External Advertising -  External advertising expenses are charged to operations as incurred and were $1,418 and $753 for the years ended December 31, 2005 and 2004, respectively.

Fair Value of Financial Instruments - The fair values of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” approximate their carrying amounts presented in the accompanying consolidated balance sheets at December 31, 2005 and 2004.

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

Impairment of Long-Lived Assets - The Company adheres to SFAS No. 144, “Accounting for the Impairment on Disposal of Long-Lived Assets” and periodically reviews the carrying value of its long-lived assets in relation to historical results, as well as management’s best estimate of future trends, events and overall business climate. If such reviews indicate that the carrying value of such assets may not be recoverable, the Company would then estimate the future cash flows (undiscounted and without interest charges). If such future cash flows are insufficient to recover the carrying amount of the assets, then impairment is triggered and the carrying value of any impaired assets would then be reduced to fair value.

Stock-based compensation - The Company complies with the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures.”

The Company applies Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans and, accordingly, no compensation cost has been recognized because stock options granted under the plans were at exercise prices which were equal to or above the market value of the underlying stock at date of grant. Had compensation expenses been determined as provided by SFAS No. 123 using the Black-Scholes option pricing model, the pro forma effect on the Company’s net income and income per share would have been the following for the years ended December 31, 2005 and 2004, respectively:

	2005	2004
Net income, as reported	$79	$1,247
Stock-based employee compensation determined under the fair value-based method, net of related tax effects	(58)	(9)
Pro forma net income	$21	$1,238
Income per common share, basic and diluted
As reported	$0.02	$0.25
Pro forma	$0.00	$0.25

The fair value of each option grant is calculated using the following weighted average assumptions:

	2005	2004

Expected life (years)	6.8	10
Risk-free rate	4.4%	4.2%
Volatility	137%	143%
Dividend yield	0%	0%

New Accounting Pronouncements - In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25 (“APB No. 25”). Among other items, SFAS No. 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS No. 123R for the Company is the first quarter of 2006. SFAS No. 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods, either for all prior periods presented or to the beginning of the fiscal year in which the statement is adopted, based on previous pro forma disclosures made in accordance with SFAS No. 123. The Company has not yet determined which of the methods it will use upon adoption.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Correction Replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS No. 154). SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” (APB 20), and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. SFAS No. 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. We are not required to adopt the provisions of SFAS No. 154 until June 1, 2006, although earlier adoption is permitted. We are currently evaluating the provisions of SFAS No, 154.

NOTE 3 - Property and Equipment

At December 31, 2005 and 2004, property and equipment consists of the following:

	2005	2004
Land	$2,067	$2,242
Building and improvements	9,973	10,353
Gaming equipment	237	237
Furniture, fixtures and other equipment	4,428	4,758
	16,705	17,590
Less accumulated depreciation and amortization	(4,058)	(3,673)

	$12,647	$13,917

NOTE 4 - Long-Term Debt

At December 31, 2005 and 2004, long-term debt consists of the following:

	2005	2004
Interest Notes (a)	$455	$1,311
Replacement Notes (b)	1,550	1,550
Route 59 building acquisition loan (c)	460	1,026
Route 55 construction term loan (d)	2,082	447

	$4,547	$4,334

(a)	The Interest Notes, which have three-year terms, provide for monthly payments of principal and interest of approximately $78 through June 2006.

(b)

The Replacement Notes, which have seven-year terms, have tiered, simple interest rates: 6% for the first three years, 9.3% for the fourth year and 10% for the fifth through the seventh years. For the first three years of the term, one half of the accrued annual interest is payable, beginning on July 26, 2004, with the accrued interest balance payable at maturity. For the last four years of the term, all annual interest accrued will be payable in full on July 26 of each of these last four years.

(c)

In March 2002, the Company exercised its right to buyout (purchase) the Route 59 building lease. The building lease buyout, of €1,600, or approximately $1,900 using 2005 year-end exchange rate, was financed by a loan from a local Czech Republic bank. The bank note, which is payable in monthly installments through December 2006, bears interest at 6.2% per annum and is collateralized by the Route 59 building, the Company’s Rozvadov casino and an employee housing building.

(d)

In December 2004, the Company drew 10 million CZK (approximately $408) from the 60 million CZK, 5.95% interest per annum, 58-month term loan it received from GE Capital Bank a.s. for the construction of Casino Route 55. The Company drew down the balance of the loan by March 2005 and commenced repayment, as per the loan agreement in May 2005. The loan is subject to certain financial covenants and collaterized by the land, building, furniture, fixtures and equipment in Dolni Dvoriste and the lot in Folmava.

Principal payments due on long-term debt are as follows:

Year ending December 31,
2006	$1,380
2007	511
2008	511
2009	510
2010	1,635

$4,547

NOTE 5 - Accrued Expenses and Other Current Liabilities

At December 31, 2005 and 2004, accrued expenses and other current liabilities consist of the following:

	2005	2004
Accrued payroll	$628	$699
Accrued bonuses/incentives	—	371
Operational accruals	261	328
Accrued finder’s fee	212	—

	$1,101	$1,398

NOTE 6 – Commitments and Contingencies

Lease Obligations - The Company is obligated under several operating leases expiring through 2010. Future aggregate minimum annual rental payments under all of these leases for the next five years are as follows:

Year ending December 31,
2006	$114
2007	127
2008	96
2009	97
2010	43

Rent expense under these operating leases was approximately $97 and $109 for the years ended December 31, 2005 and 2004, respectively.

The Company is also obligated under operating leases relative to slot equipment. Future rental payments under these leases are based on a percentage of revenue.

Lease Termination – In December 2005 and pursuant to the lease, the Company closed Hollywood Spin Restaurant and Slot Bar (“Hollywood Spin”). The decision to close the unit was based upon lack of attendance at the mall. The Company alleges that the landlord failed to honor its contractual obligation under the lease relative to efforts to bring attendance to the mall. Accordingly, the Company is considering its legal options relative to this issue.

There were no significant amounts to accrue pursuant to SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” as personnel and a majority of the property and equipment were relocated from Hollywood Spin to the Company’s other casinos.

Employment Agreements - The Company has entered into employment agreements with certain of its executives, which provide for annual compensation plus, in most cases, participation in future benefit programs and stock options plans. As of December 31, 2005, future annual compensation under these employment agreements is as follows:

Year ending December 31,
2006	$550
2007	550

Pursuant to a renewal of the employment agreement with the Company’s Chief Executive Officer (“CEO”) in July 2005, the CEO received a grant of seven year options to purchase an aggregate total of 175,000 shares of the Company’s Common Stock in allotments of 35,000 shares per annum over a five year vesting period. These options are exercisable at prices, depending on point in time, ranging from $2.80 per share on July 1, 2005 to $4.11 per share on January 1, 2012. Also pursuant to the July 2005 employment agreement with the Company’s CEO, upon reaching designated earnings per share targets, the CEO will be granted 75,000 restricted shares of the Company’s Common Stock in 25,000 allotments.

401 (k) and Profit Sharing Plan - The Company maintains a contributory 401(k) plan and a profit sharing plan. These plans are for the benefit of all eligible U.S. employees, who may have up to 15% of their salary withheld, not to exceed $14 (in the year ended December 31, 2005). The Company makes a matching contribution based on a portion of salary withheld. The Company made 401(k) plan contributions of $36 in 2005 and $31 in 2004.

Taxing Jurisdiction - The Czech Republic currently has a number of laws related to various taxes imposed by governmental authorities. Applicable taxes include gaming tax, VAT, charity tax, and payroll (social) taxes. Tax declarations, together with other legal compliance areas (as examples, customs and currency control matters) are subject to review and investigation by a number of authorities, which are enabled by law to impose extremely severe fines, penalties and interest charges, create tax risks in the Czech Republic. Management believes that it has adequately provided for tax liabilities.

NOTE 7 – Risks and Uncertainties

Regulation and Licensing - The Company’s operations are subject to regulation by each local jurisdiction in which it operates or plans to operate, as well as federal laws and the laws of any foreign country. Each of the Company’s officers may be subject to strict scrutiny and approval from a gaming commission or another regulatory body of each jurisdiction in which the Company may conduct gaming operations.

In 1998, the Czech Republic House of Deputies passed an amendment to the gaming law, which restricted foreign ownership of casino licenses. In response, the Company restructured its subsidiaries and Czech legal entities to comply with the amendment and was subsequently granted a 10-year gaming license. There can be no assurance that the authorities in the Czech Republic will not amend the gaming law as it pertains to foreign ownership of casino licenses. In the event the gaming laws are amended in the future, it may have a material adverse effect on the Company’s future profitability and operations. Further, there has been increased competition in the areas where the Company operates because local municipalities no longer have control over the issuance of casino licenses, thereby effectively eliminating exclusivity.

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

Cash - Cash consists of cash in banks and on hand. The Company maintains its bank accounts at several financial institutions, which, at times, may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. In addition, the FDIC does not insure the Company’s foreign cash, which totaled approximately $1,995 and $2,521 at December 31, 2005 and 2004, respectively. The Company has not incurred any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

NOTE 8 – Related Parties

At December 31, 2005 and 2004, approximately $372 and $1,072, respectively, of the Interest Notes were held by Value Partners, Ltd., an approximate 45% owner of the Company’s issued and outstanding common stock as of December 31, 2005. Related interest expense was approximately $60 and $114 for the years ended December 31, 2005 and 2004, respectively.

During the year ended December 31, 2005, the Company utilized the services of an attorney who is the brother of the Company’s managing director of Czech operations. Fees paid to the attorney during 2005 aggregated approximately $12. At December 31, 2005, approximately $1 was owed to the attorney for services rendered through such date.

NOTE 9 - Stockholders’ Equity

In December 2005, the Company completed the private placement of 2,794,188 shares of its common stock with several “accredited investors,” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, of shares of Common Stock, for an aggregate purchase price of $4,750 or $1.70 per share, the then listed market price of the Company’s common stock. The placement agent received 15,000 shares of the Company’s common stock at $25 or $1.70 per share, as partial consideration for its finder’s fee. Associated costs of the private placement (the “$4,750 Capital Raise”), which included finder’s fees, and legal and accounting fees, totaled approximately $257 and have been reflected as a reduction of additional paid-in capital.

In April 2004, the Board of Directors approved a one (1) for one hundred (100) reverse stock split. Stockholders’ equity was restated to give retroactive recognition to the stock split for all periods presented by reclassifying from common stock to additional paid-in capital from the par value of the diminished shares arising from the reverse split. Additionally, all references in the consolidated financial statements to the number of shares and per share amount were restated. As part of the reverse stock split, the Company’s authorized shares of Common Stock were effectively reduced from 950,000,000 to 9,500,000. There were no changes to the Company’s authorized preferred stock, which remains at 4,000,000 shares, with no shares of preferred stock issued or outstanding.

NOTE 10 - Other Assets and Liabilities

Other Assets - Included in other assets are restricted deposits, aggregating 24,000 CZK, relating to Czech license bond requirements. Using year-end exchange rates, these deposits have been translated to $978 and $1,073 at December 31, 2005 and 2004, respectively.

Other long-term liabilities - At December 31, 2005 and 2004, other long-term liabilities consisted of the following:

	2005	2004
Compensation plan reserve	$—	$400
Promissory Note	—	285
Deferred executive incentives	315	295
Accrued Interest	93	46
Capitalized leases	52	—

	$460	$1,026

NOTE 11 - Income Taxes

In the Czech Republic, gaming income is not subject to corporate income tax. In lieu of income taxes, gaming income is subject to other taxes in the Czech Republic, including gaming and charity taxes, which are primarily based on percentages of gaming revenues. Foreign net operating loss carry-forwards (disclosed below), were derived from non-gaming activities and can only be applied against non-gaming activities.

At December 31, 2005, the Company had U.S. and foreign net operating loss carry forwards (“NOL’s”) of approximately $28,894 and $2,606, respectively, available to offset certain future taxes payable. However, based on limited analysis, the February 2001 warrant exercise or earlier events may have triggered significant limitations of preexisting U.S. NOL’s, pursuant to Internal Revenue Code Section 382, to the extent that substantially all of the Company’s existing U.S. NOL’s prior to February 2001, aggregating approximately $17,172, may be significantly limited. The U.S. NOL’s generated subsequent to February 2001, aggregating approximately $11,722 resulted in an estimated $4,689 deferred tax asset at December 31, 2005 and the foreign NOL resulted in an estimated $677 deferred tax asset at December 31, 2005. A full valuation allowance has been established for these deferred tax assets since its realization is considered unlikely.

The U.S. NOL’s expire between 2009 and 2025. The foreign NOL’s expire between 2006 and 2010. During the year ended December 31, 2005, approximately $155 of foreign NOL’s expired. The following table presents the U.S. and foreign components of pretax income before income taxes for the years ended December 31, 2005 and 2004:

	2005	2004

U.S.	$(1,557)	$(358)
Foreign	1,636	1,605

	$79	$1,247

The Company’s effective income tax rate differs from the U.S. federal statutory income tax rate primarily because gaming income, the Company’s primary revenue source, is not subject to income tax. Further, the Company’s effective income tax rate differs from the U.S. statutory income tax rate as a result of the Company maintaining a full valuation allowance on its NOL’s.

NOTE 12 - Stock Options and Warrants

Stock Options

The activity in the stock option plans is as follows:

	Number of Options	Range of Exercise Price	Weighted Average Exercise Price

Balance outstanding, January 1, 2004	9,360	$3.00-83.00	$27.10

Granted	3,000	2.00-4.00	3.06

Expired	(1,100)	12.00-61.00	56.55

Exercised	(200)	4.00	4.00

Balance outstanding, December 31, 2004	11,060	$2.00-83.00	$18.32

Granted	175,300	2.00-3.05	2.80

Expired	(1,000)	61.00	61.00

Balance outstanding, December 31, 2005	185,360	$2.00-83.00	$3.41

Exercisable, December 31, 2005	45,360	$2.00-83.00	$5.30

The option exercise price per share was equal to or above the market value of the underlying stock on the date of grant. Options generally expire between five and ten years after the date of grant or earlier upon termination, as defined in the plans.

Additional information about the Company’s outstanding stock options at December 31, 2005 is as follows:

		Weighted
		Average
		Remaining	Weighted
		Contractual	Average
Range of	Number of	Life	Exercise
Exercise Prices	Shares	(in Years)	Price

$0.01 to $2.00	575	8.40	$2.00
$2.01 to $3.00	175,375	6.51	$2.80
$3.01 to $4.00	2,875	8.10	$3.48
$4.01 to $5.00	2,075	6.52	$5.00
$5.01 to $10.00	1,725	7.39	$6.26
$10.01 to $25.00	1,155	5.16	$17.48
$25.01 to $50.00	420	3.87	$36.60
$50.01 to $75.00	1,100	0.84	$62.18
$83.00	60	3.75	$83.00
	185,360	6.50	$3.41

Warrants

For the years ended December 31, 2005 and 2004, warrant activity is as follows:

		Balance,		Balance,			Balance,
Exercise Price	Warrants	January 1,	Exercised	December 31,	Exercised	Expired	December 31,
per Share	Expiring	2004	2004	2004	2005	2005	2005

$150.00	12/31/2005	32,001	—	32,001	—	(32,001)	—
100.00	12/31/2005	9,600		9,600		(9,600)	—
1.00	3/31/2008	11,382		11,382			11,382

		52,983	—	52,983	—	(41,601)	11,382

All warrants outstanding at December 31, 2005 are exercisable.

2004 Equity Incentive Plan

In May 2004, TWC’s Board of Directors (the “Board”) unanimously adopted the 2004 Equity Incentive Plan (“2004 Equity Plan”), which was subsequently approved by the shareholders of the Company at its Annual Meeting held in June 2004. The 2004 Equity Plan stipulates that no further grants will be made under the 1998 Stock Option Plan (the “1998 Plan”) and the 10,800 shares of Common Stock remaining available for grant under the 1998 Plan were added to those available for grant under the 2004 Equity Plan.

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

Under the 2004 Equity Plan, any employee of the Company or the Company’s affiliates who is not a member of the Compensation Committee may be designated by the Compensation Committee as a participant and receive awards thereunder. Non-employee directors of the Company are not eligible to receive awards under the 2004 Equity Plan. Type of awards which may be granted include stock options, stock appreciation rights, restricted stock and restricted stock units, other stock-based awards and performance awards.

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

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 9.  Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the Exchange Act.

The following table provides information as of March 16, 2006 with respect to each of the Company’s directors and each Executive Officer:

Name	Age	Position in the Company	Director or Executive Since
Rami S. Ramadan	56	CEO, CFO, President and Director	1999
Julio E. Heurtematte, Jr. (1)	70	Director	1998
Malcolm M.B. Sterrett (1)	63	Director	1998
Geoffrey B. Baker (1),(2)	56	Director	1999
Timothy G. Ewing (1)	45	Director	2004

(1)	Member of each Audit, Nominating and Compensation Committees.
(2)	Mr. Baker, who was appointed to a fill a vacancy on the Board of Directors on December 22, 1998, resigned from his position on May 13, 1999 and rejoined the Board on August 4, 1999.

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

Timothy G. Ewing. Mr. Ewing has been a director since June 2004. Mr. Ewing, a Chartered Financial Analyst, is the managing partner of Ewing & Partners and the manager of Value Partners, Ltd., a private investment partnership formed in 1989, and of the Endurance Partnerships, formed in 2001. Mr. Ewing sits on the board of directors of Cherokee, Inc. (NASDAQ:  CHKE) in Van Nuys, CA since 1997, and Harbourton Capital Group (OTC:  HBTC) in McLean, VA since 2000. In addition, he is immediate past chairman and executive board member of the Dallas Museum of Natural History, and sits on the board of trustees of The Dallas Opera, and the advisory board of the University of Texas at Dallas’ Holocaust Studies Program.

Information about the Board and its Committees:

The Company’s Board of Directors, which is chaired by Mr. Sterrett in a non-executive role, manages the business and affairs of the Company. The Board holds biweekly conference calls and meets on an as-needed basis. The Board has established several committees, described below, which also meet on an as-required basis during the year. The Board met twice and acted by consent twice during the Company’s fiscal year ended December 31, 2005. No director of the Company attended fewer than 75% of the total number of meetings of the Board or meetings of committees of the Board during the year ended December 31, 2005.

The Board of Directors has established the following committees:

Audit Committee

The Audit Committee reviews and approves internal accounting controls, internal audit operations and activities, the Company’s annual report and audited financial statements, the selection of the Company’s independent auditors, the activities and recommendations of the Company’s independent auditors, material changes in the Company’s accounting procedures, the Company’s policies regarding conflicts of interest and such other matters as may be delegated by the Board. The Audit Committee, composed of Mr. Baker, the Committee’s Chairman, Messrs. Heurtematte, Sterrett and Ewing, all non-employee, “independent” directors, met once and acted by consent once in 2005. Additionally, the Committee’s Chairman conferred four times via telephone with the committee members regarding audit matters throughout 2005.

Compensation Committee

The Compensation Committee sets the compensation for executive officers of the Company and sets the terms of grants of awards under the 1999 Non-Employee Director Stock Option Plan (the “1999 Plan”), the 2004 Equity Plan and any other equity-based compensation plans adopted by the Company. The Compensation Committee, composed of Mr. Heurtematte, the Committee’s Chairman, Messrs. Baker, Sterrett and Ewing, met three times in 2005 and acted by consent once in 2005.

Nominating Committee

The Nominating Committee has the responsibilities set forth in its Charter, including recommending Board nominees, determining the qualifications for such nominees and assisting the Board of Directors in interpreting and applying the Company’s Corporate Governance Guidelines. The Nominating Committee is composed of Mr. Ewing, its Chairman, Messrs. Baker, Heurtematte and Sterrett, and met once during 2005.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers, directors and persons who own more than 10% of the Company’s Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”) and the National Association of Securities Dealers, Inc. by certain dates. The Company’s directors and executive officer satisfied these filing requirements for the fiscal year ended December 31,

2005. Prior to June 2003, Value Partners held a controlling 57.5% of the Company’s issued and outstanding Common Stock. Further, as part of its participation in the 2003 Recapitalization, Value Partners received an additional 3,270,104 shares. At December 31, 2005, after the issuance of an aggregate of 2,809,188 shares of Common Stock as part of the $4.75 million Capital Raise, Value Partners’ beneficial ownership was reduced from 70.9% to 45.4% of the Company’s issued and outstanding Common Stock.

As part of their participation in the $4.75 million Capital Raise, Special Situations Private Equity Fund LLP and Special Situations Cayman Fund, LP, collectively referred to as Special Situations Funds, and Wynnefield Small Cap Value Offshore Fund, Ltd acquired 16.9% and 11.3%, respectively, of the Company’s issued and outstanding Common Stock.

The Company knows of no other person who owns 10% or more of the Company’s Common Stock.

Item 10.            Executive Compensation.

Summary of Cash and Certain Other Compensation:

The following table sets forth the cash and non-cash compensation earned during the fiscal years ending December 31, 2003 through 2005 by the Chief Executive Officer and Chief Financial Officer of the Company (the “Named Officer”) during those periods.

Summary Compensation Table

	Annual Compensation				Long Term Compensation
	Year	Salary	Bonus	Other Compensation (2)	Restricted Stocks (3)	Stock Options (3)	All Other Compensation
Rami S. Ramadan (1)	2005	$400,000	$—	$8,280	$—	175,000	$—
	2004	400,000	150,000	8,268		1,500
	2003	400,000	168,000	5,616		1,500

(1)

Mr. Ramadan joined the Company as its CEO and CFO, July 12, 1999. He was elected the Company’s President in August 2000. On July 1, 2005, Mr. Ramadan’s employment agreement was renewed and amended for an additional two years. See “Employment/Severance Agreement,” below.

(2)	The amounts represent the cost of a leased automobile provided to Mr. Ramadan for each year indicated.

(3)

Amounts in year 2003 through 2004 represent the number of qualified stock options granted each year. These options listed are exercisable, and the option exercise price per share for 2003 and 2004 was set forth in Mr. Ramadan’s 2002 employment contract (See “Employment/Severance Agreement.”). These options are exercisable at a per share price equal to the fair market value of such share, as determined by the average of the bid and ask price of such share at the close of the market on the date of the grant. Commencing with the renewal of his employment agreement in July 1, 2005 and pursuant to the Company’s 2004 Equity Incentive Plan, Mr. Ramadan’s equity compensation plan includes a grant of seven-year options to purchase an aggregate total of 175,000 shares of the Company’s Common Stock at the following exercise prices:

At	Price per share
July 1, 2005	$2.80
January 1, 2006	$2.88
July 1, 2006	$2.97
January 1, 2007	$3.06
July 1, 2007	$3.15
January 1, 2008	$3.25
July 1, 2008	$3.34
January 1, 2009	$3.44
July 1, 2009	$3.55
January 1, 2010	$3.65
July 1, 2010	$3.76
January 1, 2011	$3.88
July 1, 2011	$3.99
January 1, 2012	$4.11

These options will vest cumulatively as follows, if Mr. Ramadan is, at such time, employed by TWC:

At	Number Vested	Cumulative Number Vested

July 1, 2005	35,000	35,000

July 1, 2006	35,000	70,000

July 1, 2007	35,000	105,000

July 1, 2008	35,000	140,000

July 1, 2009	35,000	175,000

In addition, Mr. Ramadan was granted, pursuant to his renewed employment agreement and the 2004 Equity Incentive Plan, 75,000 shares of restricted Common Stock that vest cumulatively as follows, beginning with the quarter ended September 30, 2005:

	Cumulative
Number	Vested	When Vested

25,000	25,000	When the trailing twelve months (“TTM”) earnings per share from TWC’s continuing operations for any two (2) consecutive fiscal quarters (“TTMEPS”) is equal to or exceeds $0.45 for the fist time.

25,000	50,000	When TTMEPS is equal to or exceeds $0.60 for any two (2) consecutive fiscal quarters ended for the first time.

25,000	75,000	When TTMEPS is equal to or exceeds $0.75 for any two (2) consecutive fiscal quarters ended for the first time.

All unvested options and unvested restricted stock granted hereunder shall, automatically and without any further action on the part of Mr. Ramadan or any members of the Compensation Committee, terminate upon the effective date of the termination or expiration of his employment agreement, except that all unvested options and unvested restricted stock granted hereunder shall, automatically and without any further action on the part of any person, vest in Mr. Ramadan upon the closing date of a change of control of the Company. All such vested options and restricted stock must be surrendered or otherwise converted into cash or securities of the acquiror or exercised as required or permitted by the terms and conditions of the change of control documents. Any extension of the terms of his employment agreement beyond December 31, 2007 shall not result in the extension of any option or stock grant vesting or exercise periods set forth above. As of December 31, 2005 there were no shares of restricted stock vested.

Option Grants and Exercises

The following table summarizes certain information concerning individual grants of options during fiscal 2005 to the executive officer named in the Summary Compensation Table above and the potential realizable value of the options held by such person at December 31, 2005.

Options Granted in Fiscal 2005
Individual Grants

Name	Shares of Common Stock Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year	Base Exercise Price ($ /SH)	Expiration Date

Rami S. Ramadan	175,000	100%	$2.80	06/30/12

No options were exercised by the executive officer named in the Summary Compensation Table during fiscal 2005.

The following table summarizes the option values held by the executive officer named in the Summary Compensation Table as of December 31, 2005.

Aggregate Option Exercises in Fiscal 2005 and
Fiscal 2005 Year-End Option Value Table

			Number of Unexercised Options At December 31, 2005		Value of Unexercised in the Money Options at December 31, 2005
Name	No. of Shares Acquired on Exercise	Value Realized Upon Exercise	Exercisable	Unexercisable	Exercisable	Unexercisable

Rami S. Ramadan	—	$—	40,500	140,000	$—	$—

Directors’ Compensation

Effective beginning the quarter ending September 30, 2003, non-employee directors’ compensation includes a cash retainer fee of $6,250 per quarter, per member. In addition, the non-executive chairman of the Board will receive an additional $1,250 per quarter, while each chairman of its three Committees will receive $625 per quarter. All members of the Board are reimbursed for out-of-pocket expenses in connection with attending Board meetings. Pursuant to the 1999 Plan adopted at the 1999 Annual Meeting and amended by the Board in July 2000, each non-employee director is provided with an automatic grant of a non-qualified option to purchase 25 shares of Common Stock on the date following each fiscal quarter in which the director serves. Each such option (i) has a 10-year term, (ii) has an exercise price per share equal to 100% of the fair market value of one share of Common Stock on the date of grant, and (iii) becomes fully exercisable on the date of grant. As of December 31, 2005, there were 570 shares of Common Stock remaining available for issuance under the 1999 Plan reserve.

Employment/Severance Agreement

Rami S. Ramadan. Effective July 1, 2005, the employment agreement between the Company and Mr. Ramadan was renewed for a period of two and one-half years pursuant to which Mr. Ramadan will continue to serve as the Company’s CEO, CFO and President at an annual salary of $400,000. Mr. Ramadan is eligible to participate in the 2004 Equity Plan and any present or future employee benefit plans, including a proposed profit sharing bonus plan and a proposed deferred compensation plan. He also will be reimbursed for reasonable travel and out-of-pocket expenses necessarily incurred in the performance of his duties. As provided by Mr. Ramadan’s new agreement and shown in Footnote 2 to the Summary Compensation Table above, he received:  (i) a grant of seven year options to purchase an aggregate total of 175,000 shares of the Company’s Common Stock in allotments of 35,000 shares per annum over a five year vesting period; and (ii) upon reaching designated earnings per share targets, 75,000 shares of restricted, Common Stock in 25,000 share allotments.

In the event the employment agreement is terminated without cause, as defined in the agreement, Mr. Ramadan will receive two year’s salary, subject to certain timing limitations. The Agreement is also subject to numerous termination provisions in the event of death, disability, discharge for cause, and material breach thereof, among others. In addition, upon termination of his agreement, with the exception of a discharge for cause, generally, the Company will continue to pay Mr. Ramadan his base salary and his medial insurance benefits then in effect until the date of the earlier of the commencement of his full time employment with another employer, or the first anniversary date of the expiration date of the employment agreement. Further, the employment agreement expires on December 31, 2007, provided, however, unless either the Company or Mr. Ramadan notifies the other of its/his intent not to extend the term on or prior to September 30, 2007 or on or prior to each September 30th thereafter, then the Term shall be automatically extended for a period of one year to the next December 31st.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information regarding the beneficial ownership of the Common Stock as of March 16, 2006 (the “Calculation Date”), unless otherwise noted, (a) by each shareholder who is known by the Company to own beneficially more than 5.0% of the outstanding Common Stock, (b) by each director, (c) by each executive officer named in the Summary Compensation Table above and by all executive officers and directors as a group. Unless otherwise noted, each of the shareholders listed in the table or included within a group listed in the table possesses sole voting and investment power with respect to the shares indicated, subject to community property laws where applicable. The business address for each director and officer of the Company is 545 Fifth Avenue, Suite 940, New York, New York 10017.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned (1)	Percentage of Ownership (1)

Value Partners, Ltd. (2)	3,559,388	45.4%
Rami S. Ramadan (3)	183,000	2.3
Julio E. Heurtematte, Jr. (4)	25,146		*
Malcolm M.B. Sterrett (5)	25,146		*
Geoffrey B. Baker (6)	25,106		*
Timothy G. Ewing (7)	3,559,388	45.4
Special Situations Funds (8)	1,323,600	16.9
Wynnefield Small Cap Value Offshore Fund, Ltd (9)	882,353	11.3
SC Fundamental Funds Group (10)	588,235	7.5
All directors and the executive officer as a group (5 persons) (11)	3,817,786	47.7%

*           Less than 1%.

(1)   The percentage of outstanding shares is based on 7,840,869 shares outstanding as of March 16, 2006 and, for certain individuals and entities, on reports filed with the SEC or on information provided directly to the Company by such individuals or entities. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from March 16, 2006 upon the exercise of options or warrants. Each beneficial owner’s percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) are exercisable within 60 days from March 16, 2006 have been exercised. Included are shares of Common Stock issuable upon the exercise of options or warrants to purchase the Company’s Common Stock.

(2)   Value Partners, Ltd. is a Texas limited partnership, managed by Ewing & Partners, whose business address is 4514 Cole Avenue, Suite 808, Dallas, Texas 75205.

(3)   Consists of 2,500 shares of Common Stock and 180,500 shares subject to incentive options, granted to Mr. Ramadan on July 12, 1999 and each subsequent year through 2005, of which 40,500 are vested. (See “Employment/Severance Agreement.”)

(4)   Includes 24,029 shares of Common Stock; warrants to purchase 417 shares of Common Stock at an exercise price of $1.00 per share expiring March 31, 2008; 10 shares of Common Stock subject to non-qualified options granted to Mr. Heurtematte under the 1998 Plan at the end of each calendar quarter ended June 30, 1998 through December 31, 1998 and 20 shares of Common Stock subject to non-qualified options granted under the 1999 Plan at the end of each calendar quarter ended March 31, 1999 through June 30, 2000, and 25 shares of Common Stock subject to non-qualified options granted under the 1999 Plan at the end of each calendar quarter ended September 30, 2000 through December 31, 2005, all of which were fully vested on the dates of grant.

(5)   Includes 24,029 shares of Common Stock; warrants to purchase 417 shares of Common Stock at an exercise price of $1.00 per share expiring March 31, 2008; 10 shares of Common Stock subject to non-qualified options granted to Mr. Sterrett under the 1998 Plan at the end of each calendar quarter ended June 30, 1998 through December 31, 1998 and 20 shares of Common Stock, subject to non-qualified options, granted under the 1999 Plan at the end of each calendar quarter ended since March 31, 1999 through June 30, 2000, and 25 shares of Common Stock subject to non-qualified options granted under the 1999 Plan at the end of each calendar quarter ended September 30, 2000 through December 31, 2005, all of which were fully vested on the dates of grant.

(6)   Includes 24,029 shares of Common Stock; warrants to purchase 417 shares of Common Stock at an exercise price of $1.00 per share expiring March 31, 2008; 10 shares of Common Stock subject to non-qualified options granted to Mr. Baker under the 1993 Incentive Stock Option Plan at December 31, 1998, 20 shares of Common Stock, subject to non-qualified options, granted under the 1999 Director Plan for the calendar quarter ended March 31, 1999 and 20 shares of Common Stock subject to non-qualified options granted under the 1999 Director Plan at the end of each quarter ended since September 31, 1999 through June 30, 2000, and 25 shares of Common Stock subject to non-qualified options granted under the 1999 Director Plan at the end of each calendar quarter ended September 30, 2000 through December 31, 2005, all of which were fully vested on the dates of grant.

(7)   Mr. Timothy G. Ewing is the managing partner of Ewing & Partners, which manages Value Partners, Ltd. His beneficial ownership includes 3,559,388 shares of Common Stock, held by Value Partners, Ltd. (See also Note (2) above).

(8)   AWM Investment Company, Inc., (“AWM”) a Delaware corporation, is the general partner of and investment adviser to the Special Situations Cayman Fund, L.P. (“SSCF”). MG Advisers, L.L.C., (“MG”) a New York limited liability company, is the general partner of and investment adviser to the Special Situations Private Equity Fund, L.P. (“SSPEF”). Austin W. Marxe and David M. Greenhouse are the principal owners of AWM and MG and are principally responsible for the selection, acquisition and disposition of the portfolios securities by the investment advisers on behalf of their Funds. As a result of the $4.75 million Capital Raise, SSCF and SSPEF beneficially own 588,300 and 735,300 shares of Common Stock, respectively. The principal business of Special Situations Funds is to invest in equity and equity-related securities and other securities of any kind and nature.

(9)   As part of its participation in the $4.75 million Capital Raise, Wynnefield Small Cap Value Offshore Fund, Ltd., an investment firm, directly beneficially owns 882,353 shares of the Company’s Common Stock.

(10) SC Fundamental Value Funds LP (“SCFVF”) and SC Fundamental Value BVI, Ltd (“SCFVBVI”), collectively referred to as SC Fundamental Value Funds Group, were participants in the $4.75 million Capital Raise. SCFVF is managed by SC Fundamental LLC, as general partner, and beneficially owns 335,295 shares of Common Stock, while SCFVBVI is managed by SC BVI Partners, as investment advisor, and beneficially owns 252,940 shares of Common Stock.

(11) See Notes (3), (4), (5), (6) and (7) above.

Item 12. Certain Relationships and Related Transactions.

At December 31, 2005 and 2004, approximately $372,000 and $1.1 million of the Interest Notes were held by Value Partners, Ltd., an approximate 45% owner of the Company’s issued and outstanding Common Stock as of December 31, 2005. Related interest expense was approximately $60,000 and $114,000 for the years ended December 31, 2005 and 2004, respectively.

During the year ended December 31, 2005, the Company utilized the services of an attorney who is the brother of the Company’s managing director of Czech operations. Fees paid to the attorney during 2005 aggregated approximately $12,000. At December 31, 2005, approximately $1,200 was owed to the attorney for services rendered through such date.

As of December 31, 2005, Value Partners holds a controlling 45.4% of the Company’s issued and outstanding Common Stock. Further, Value Partners holds 8.2% of the Company’s long term debt.

Item 13. Exhibits and Reports on Form 8-K.

(a)         Exhibits

Reference is made to the Exhibit Index hereinafter contained.

A copy of any exhibits listed or referred to herein will be furnished at a reasonable cost to any person who was a shareholder of the Company as of March 16, 2006, upon written request from any such person. Requests should be sent to: Rami S. Ramadan, President, Chief Executive Officer and Chief Financial Officer, Trans World Corporation, 545 Fifth Avenue, Suite 940, New York, New York 10017.

(b)         Reports on Form 8-K

The Company filed a report on Form 8-K with the SEC on December 29, 2005, announcing unregistered sales of equity securities. (See Part II – Item 5. Market for Common Equity and Related Stockholder Matters)

TRANS WORLD CORPORATION
EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED DECEMBER 31, 2005

Item No	Item	Method of Filing
3.1(a)	Articles of Incorporation	Incorporated by reference to Exhibit 3.1 contained in the registration statement on Form SB-2 (File No. 33-85446-A).

3.1(b)	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to Exhibit 3.1 contained in the Form 10-KSB for the fiscal year ended December 31, 2000 (File No. 0-25244)

3.1 (c)	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to Exhibit 3.1 contained in the Form 10-KSB for the fiscal year ended December 31, 2004 (File No. 0-25244)

3.2	Bylaws	Incorporated by reference to Exhibit 3.2 contained in the registration statement on Form SB-2 (File No. 33-85446-A).

4.1	Specimen Common Stock Certificate	Incorporated by reference to Exhibit 4.1 contained in the registration statement on Form SB-2 (File No. 33-85446-A).

4.2

Indenture dated March 31, 1998, as supplemented on October 29, 1998. October 15, 1999 and September 10, 2001, among the registrant, TWC International U.S. Corporation, TWC Finance Corp. and U.S. Trust Company of Texas, N.A.

Incorporated by reference to Exhibit 4(1) contained in the Form 8-K filed on April 14, 1998 (File No.0-25244).

4.3	Indenture dated March 31, 1998, as supplemented on October 29, 1998, October 15, 1999 and September 10, 2001, between TWC International U.S. Corporation and U.S. Trust Company of Texas, N.A.	Incorporated by reference to Exhibit 4(III) contained in the Form 8-K filed on April 14, 1998 (File No. 0-25244).

4.4	Series A Warrant to Purchase Common Stock dated March 31, 1998	Incorporated by reference to Exhibit 4(VI) contained in the Form 8-K filed on April 14, 1998 (File No. 0-25244)

4.5	Series B Warrant to Purchase Common Stock dated March 31, 1998	Incorporated by reference to Exhibit 4(VII) contained in the Form 8-K filed on April 14, 1998 (File No. 0-25244)

4.6	Series C Warrant to Purchase Common Stock dated March 31, 1998	Incorporated by reference to Exhibit 4(II) contained in the Form 8-K filed on April 14, 1998 (File No. 0-25244)

4.7	Series G Warrant to Purchase Common Stock dated March 31, 1999	Incorporated by reference to Exhibit 10.49 contained in the Form 10-KSB filed on May 30, 2000 (File No. 0-25244)

4.8	Agreement to Amend Warrants dated March 31, 1998 among the Company and the named Holders	Incorporated by reference to Exhibit 4(VIII) contained in the Form 8-K filed on April 14, 1998 (File No. 0-25244)

10.1	1993 Incentive Stock Option Plan	Incorporated by reference to Exhibit 10.13 contained in the registration statement on Form SB-2 (File No. 33-85446-A).

10.2	Loan Agreement dated June 11, 1997 between the Company and Value Partners	Incorporated by reference to Exhibit 10.36 contained in the Form 8-K filed on June 17, 1997 (File No. 0-25244)

10.3	Loan Agreement dated October 27, 1997, between Value Partners, and the Company	Incorporated by reference to Exhibit 10.39 contained in the Form 10-QSB for the quarter ended September 30, 1997, filed on November 12, 1997 (File No. 0-25244)

10.4	Employment Agreement between the Company and Rami S. Ramadan dated July 12, 1999	Incorporated by reference to Exhibit 10.1 contained in the Form 8-K filed on July 13, 1999 (File No. 0-25244)

10.5	Amendment to Employment Agreement between the Company and Rami S. Ramadan dated July 1, 2002	Incorporated by reference to Exhibit 10.5 contained in the Registration Statement on Form S-4 (File No. 333-101028)

10.6	1998 Incentive Stock Option Plan	Incorporated by reference to Exhibit 10.46 contained in the Form 10-KSB filed on May 26, 2000 (File No. 0-25244)

10.7	1999 Non-Employee Director Stock Option Plan	Incorporated by reference to Exhibit 10.47 contained in the Form 10-KSB filed on May 26, 2000 (File No. 0-25244)

10.8	Form 12% Secured Senior Note due March 2005	Incorporated by reference to Exhibit 10.48 contained in the Form 10-KSB filed on May 26, 2000 (File No. 0-25244)

10.9	English Restatement of the Spanish Agreement of Sale of Casino de Zaragoza	Incorporated by reference to Exhibit 99.2 contained in the Form 8-K filed on January 9, 2002 (File No. 0-22544)

10.10	Form of Fourth Supplemental Trust Indenture by and among Trans World Corporation, TWG International U.S. Corp., TWG Finance Corp. and the Bank of New York Trust Company of Florida, N.A. (as Trustee)	Incorporated by reference to Exhibit 10.10 contained in the Registration Statement on Form S-4 (File No. 333-101028)

10.11	Waiver and Forbearance of Covenant Violations (Interest) – Primary Indenture	Incorporated by reference to Exhibit 10.11 contained in the Registration Statement on Form S-4 (File No. 333-101028)

10.12	Waiver and Forbearance of Covenant Violations (Interest) – Finance Indenture	Incorporated by reference to Exhibit 10.12 contained in the Registration Statement on Form S-4 (File No. 333-101028)

10.13	Indemnification Agreement by and between Value Partners, Ltd., Trans World Corporation and TWG International U.S. Corporation dated February 12, 2003	Incorporated by reference to Exhibit 10.13 contained in the Registration Statement on Form S-4 (File No. 333-101028)

10.14	Agreement and Plan of Recapitalization dated June 25, 2003 between the Company and the named Holders	Incorporated by reference to Exhibit 4.9 contained in the Registration Statement on Form S-4 (File No. 333-101028)

10.15	Form of 8% Rate Promissory Note due 2006	Incorporated by reference to Exhibit 4.10 contained in the Registration Statement on Form S-4 (File No. 333-101028)

10.16	Form of Variable Rate Promissory Note due 2010	Incorporated by reference to Exhibit 4.11 contained in the Registration Statement on Form S-4 (File No. 333-101028)

10.17	2004 Equity Incentive Plan, as amended	Incorporated by reference to Exhibit __ contained in the Proxy Statement for the 2004 Annual Meeting and the 2005 Annual Meeting (File No. 0-25244)

10.18	Renewal and Amendment of Employment Agreement between the Company and Rami S. Ramadan, Effective as of July 1, 2005	Filed herewith

31.0	Section 302 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

32.0	Section 906 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the Issuer has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS WORLD CORPORATION
(registrant)

Dated: March 17, 2006
	By:	/s/ Rami S. Ramadan
Rami S. Ramadan
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Issuer on March 17, 2006 in the capacities indicated.

Signature and Title

/s/ Rami S. Ramadan
Director

/s/ Geoffrey B. Baker
Director

/s/ Timothy G. Ewing
Director

/s/ Julio E. Heurtematte, Jr.
Director

/s/ Malcolm M.B. Sterrett
Director