Form 10QSB
period 2006-03-31
TRANS WORLD CORP
filed 2006-05-05
CIK 914577

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Shares of the Registrant’s Common Stock, par value $.001, outstanding as of May 3, 2006:  7,840,869

Transitional Small Business Disclosure Format (check one:  YES  ☐    NO  ☒)

TRANS WORLD CORPORATION AND SUBSIDIARIES

FORM 10-QSB

FOR THE QUARTER ENDED MARCH 31, 2006

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2006 and December 31, 2005

(in thousands)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
CURRENT ASSETS:

Cash	$4,867	$6,596
Prepaid expenses	243	315
Other current assets	319	268

Total current assets	5,429	7,179

PROPERTY AND EQUIPMENT, less accumulated depreciation of of $4,356 and $3,705, respectively	12,965	12,647

OTHER ASSETS:

Goodwill	5,120	4,942
Deposits and other assets	1,259	1,257

Total other assets	6,379	6,199

	$24,773	$26,025

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Long-term debt, current maturities	$1,078	$1,380
Accounts payable	976	1,762
Interest payable	74	51
Czech tax accrual	1,717	2,724
Accrued expenses and other current liabilities	1,195	1,101

Total current liabilities	5,040	7,018

LONG-TERM LIABILITIES:

Long-term debt, less current maturities	3,092	3,167
Other	478	460

Total long-term liabilities	3,570	3,627

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:

Preferred stock, $.001 par value, 4,000,000 shares authorized, none issued
Common stock, $.001 par value, 9,500,000 shares authorized, 7,840,869 shares issued and outstanding	8	8
Additional paid-in capital	47,743	47,743
Accumulated other comprehensive income	3,979	3,460
Accumulated deficit	(35,567)	(35,831)

Total stockholders’ equity	16,163	15,380

	$24,773	$26,025

See accompanying notes to condensed consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

Three Months Ended March 31, 2006 and 2005

(in thousands, except for share data)

	2006	2005
	(Unaudited)	(Unaudited)

REVENUES	$6,039	$5,639

COSTS AND EXPENSES:
Cost of revenues	3,558	3,442
Depreciation and amortization	168	188
Selling, general and administrative	2,005	2,358
	5,731	5,988

INCOME (LOSS) FROM OPERATIONS	308	(349)

OTHER INCOME (EXPENSE):
Interest expense, net	(43)	(81)
Foreign exchange loss	(1)	(4)
Other		(36)
	(44)	(121)

NET INCOME (LOSS)	264	(470)

Other comprehensive income (loss), foreign currency translation adjustments, net of tax	519	(565)

COMPREHENSIVE INCOME (LOSS)	$783	$(1,035)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	7,840,869	5,031,681
Diluted	7,880,444	5,031,681

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$0.03	$(0.09)
Diluted	$0.03	$(0.09)

See accompanying notes to condensed consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2006 and 2005

(in thousands)

	2006	2005
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$264	$(470)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	168	188
Gain on sale of equipment		(3)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	179	(49)
Deposits and other assets	—	13
Accounts payable	(729)	(103)
Interest payable	23	28
Czech tax accrual	(1,146)	(344)
Accrued expenses and other current liabilities	55	326

NET CASH USED BY OPERATING ACTIVITIES	(1,186)	(414)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(162)	(2,261)
Proceeds from the sale of assets		3

NET CASH USED IN INVESTING ACTIVITIES	(162)	(2,258)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt		2,182
Principal payments on long-term debt	(452)	(314)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(452)	1,868

EFFECT OF EXCHANGE RATE CHANGES ON CASH	71	(22)

NET DECREASE IN CASH	(1,729)	(826)

CASH:
Beginning of period	6,596	2,686

End of period	$4,867	$1,860

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$47	$56

See accompanying notes to condensed consolidated financial statements

 TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except per share data)

1.               Basis of Presentation.

The accompanying condensed consolidated financial statements of Trans World Corporation and Subsidiaries (collectively, the “Company” or “TWC”) as of March 31, 2006 and December 31, 2005 and for the three-month periods ended March 31, 2006 and 2005 reflect all adjustments of a normal and recurring nature to fairly present the consolidated financial position, results of operations and cash flows for the interim periods.  These unaudited, condensed consolidated financial statements have been prepared by the Company according to the instructions for Form 10-QSB and Article 10 of Regulation S-X.  Pursuant to these instructions, certain financial information and footnote disclosures normally included in such financial statements have been condensed or omitted.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis or plan of operations, contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.  The results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may occur for the year ending December 31, 2006.

The condensed consolidated balance sheet as of December 31, 2005 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

2.               Liquidity.

At March 31, 2006, the Company’s working capital surplus increased to approximately $389,000 from approximately $161,000 at December 31, 2005, primarily from improved consolidated results.

The Company’s management initiated several capital improvement programs, including the renovation and expansion of Route 59 and gaming equipment purchases, to further enhance its products and thereby improve operational results.  In addition, management is in active discussions to secure additional financing to acquire and develop new business units, including the potential construction of hotels in Hate and Folmava, Czech Republic, as well as the potential acquisition of existing hotels and casinos in Europe.  There can be no assurances that management’s plans will be realized.

The Company’s management believes that its cash resources at March 31, 2006 and anticipated cash to be provided by 2006 operations will be sufficient to fund its activities for the year ending December 31, 2006.

3.               Summary of Selected Significant Accounting Policies.

(a)          Earnings per share - The Company complies with accounting and disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” Basic earnings (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per common share incorporate the dilutive effect of common stock equivalents on an average basis during the period.  The Company’s common stock equivalents currently include stock options and warrants.  Unexercised warrants and stock options to purchase 196,217 shares of common stock as of March 31, 2006 were included in the computation of diluted earnings (loss) per common share, if such unexercised warrants and stock options were “in-the-money.”  Unexercised warrants and options to purchase 62,918 shares of common stock as of March 31, 2005 were not included in the computation of diluted earnings per common share, because to do so would be anti-dilutive.

(b)         Stock-based compensation - The Company complies with SFAS No. 123R, “Share-Based Payment,” issued in December 2004.  SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25 (“APB No. 25”). Among other items, SFAS No. 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the fair value of those awards as of the vested date in the financial statements. The effective date of SFAS No. 123R for the Company is the first quarter of 2006. SFAS No. 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments vested after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permit entities to restate financial statements of previous periods, either for all prior periods presented or to the beginning of the fiscal year in which the statement is adopted, based on previous pro forma disclosures made in accordance with SFAS No. 123. Accordingly, the Company has adopted the modified prospective method of recognition, and has recognized the cost, if any, in its financial statements for the quarter ended March 31, 2006 and for all future reporting periods.

The Company currently utilizes the Black-Scholes option pricing model to measure the fair value of stock options granted to employees. While SFAS No. 123R permits entities to continue to use such a model, it also permits the use of a “lattice” model. The Company expects to continue using the Black-Scholes option pricing model in connection with its adoption of SFAS No. 123R to measure the fair value of stock options.

(c)   Foreign currency translation – The Company complies with SFAS No. 52, “Foreign Currency Translation,” which states that for foreign subsidiaries whose functional currency is the local currency, balance sheet accounts and cash flows are translated at exchange rates in effect at the end of the year and resulting translation adjustments are included in “accumulated other comprehensive income.” Statement of income accounts are translated applying monthly averages of daily exchange rates on the respective monthly local statement of income accounts for the year.

(d)   New accounting pronouncement – In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Correction Replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS No. 154).  SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” (APB 20), and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle.  APB 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change.  SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. SFAS No. 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used.  SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle.  The Company is not required to adopt the provisions of SFAS No. 154 until June 1, 2006, although earlier adoption is permitted.  The Company is currently evaluating the provisions of SFAS No. 154.

4.               Stockholders’ Equity.

In December 2005, the Company completed the private placement of 2,794,188 shares of its common stock with several “accredited investors,” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, for an aggregate purchase price of $4,750 or $1.70 per share, the then listed market price of the Company’s common stock (the “4,750 Capital Raise”). The placement agent received 15,000 shares of the Company’s common stock at $25 or $1.70 per share, as partial consideration for its finder’s fee. Associated costs of the $4,750 Capital Raise, which included finder’s fees, and legal and accounting fees, totaled approximately $257 and have been reflected as a reduction of additional paid-in capital.

5.               Subsequent Event.

On April 4, 2006, as part of its capital improvement program, the Company made a deposit of approximately $352 on its commitment to purchase certain gaming equipment. The total purchase commitment for the gaming equipment is for approximately $700.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Exchange Rates

Due to the fact that the Company’s operations are located in Europe, the financial results are subject to the influence of fluctuations in foreign currency exchange rates.

The actual 2006 and 2005 operating results in local currency for the Czech casino units at Ceska Kubice (“Ceska”), at Rozvadov (“Rozvadov”), at Hate, near Znojmo (“Route 59”), and at Dolni Dvoriste (“Route 55”) (collectively, the “Business Units”) were converted to US Dollars using the average of the daily exchange rates of each month in the reporting periods, which are depicted in the following table.

Period	US Dollar (USD)	Czech Koruna (CZK)	Euro (EUR)
March 2006	1.00	23.8625	0.8320
February 2006	1.00	23.8132	0.8368
January 2006	1.00	23.7940	0.8273
March 2005	1.00	22.5897	0.7575
February 2005	1.00	23.0581	0.7690
January 2005	1.00	23.1078	0.7611

The balance sheet totals of the Company’s foreign subsidiaries at March 31, 2006 were converted to USDs using the interbank exchange rates for March 31, 2006, which are depicted in the following table.

As of	USD	CZK	EUR
March 31, 2006	1.00	23.6846	0.8282

Critical Accounting Policies

Management has identified the following as critical accounting policies that affect the Company’s condensed consolidated financial statements.

Goodwill

Goodwill represents the excess of the cost of the Company’s Czech subsidiaries over the fair value of their net assets at the date of acquisition.  Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life; rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test.  The impairment assessment requires the Company to compare the fair value of its Czech Republic reporting unit, the Company’s only reporting unit as defined under SFAS No. 142, to its carrying value (the net equity of the Company) to determine whether there is an indication that an impairment exists.  The fair value of the Czech Republic reporting unit is determined through a combination of recent appraisals of the Company’s real property and a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”), which was based on the Company’s experience and data from independent, third parties.  The Company expects to conduct its 2006 fair value-based testing during the second quarter of 2006;  however, management believes that there are no interim indicators of an impairment charge.  During the second quarter of 2004 and 2005, as required by SFAS No. 142, the Company performed the annual fair-value based testing of the carrying value of goodwill related to its Czech Republic reporting unit, and determined that no recording of impairment losses was warranted.

Review of Consolidated Results of the Company:

Three Months Ended March 31, 2006 and 2005:

The changes in the consolidated results of the Company for the three-month period ended March 31, 2006 versus the results for the three-month period ended March 31, 2005 are depicted in the following table.

	Three Months		Three Months
	Ended		Ended
(in thousands)	March 31, 2005	Change	March 31, 2006

Net loss	$(470)
Revenues		400
Cost of revenues		(116)
Depreciation and amortization		20
Selling, general and administrative		353
Interest expense		38
Foreign exchange gain		3
Other		36
Net income		734	$264

For the quarter ended March 31, 2006, the Company posted a $400,000, or 7.1%, improvement on total revenue of approximately $6.0 million versus $5.6 million for the quarter ended March 31, 2005.  This increase was largely due to a combination of improved results at the Company’s newest and largest business unit, Route 55, and an approximate 24% increase in overall slot revenue.

Cost of revenues increased by $116,000, or 3.4%, principally as a result of higher revenue-based slot lease expenses.

Depreciation and amortization expense decreased by $20,000 due mainly to maturing assets.

Selling, general and administrative costs decreased by $353,000, or 15.0%, in the first quarter of 2006 versus the same quarter in 2005.  This reduction was due notably to lower external marketing costs, which in 2005 included exceptional expenses related to Route 55’s opening.  The decrease was also due to lower VAT taxes, and to lower currency losses from foreign currency transactions, which occurred in operations, between the EUR, the principal revenue currency, and the CZK, the currency in which the majority of the Company’s expenses are paid.

Interest expense decreased by $38,000, or 46.9%, in the first quarter of 2006 versus the same quarter in 2005, as a portion of the Company’s amortized debt will reach its term in June and December 2006.

Other represents a reclass of general and administrative costs of $36,000.  These expenses, which were recognized in the first quarter of 2005, were New York State and New York City corporate franchise tax assessments for 2004 and estimated prepayments for 2005 on the Company’s increase in shareholders’ equity.  In the first quarter of 2006, these tax assessments of approximately $20,000 represent the finalized assessment for the fiscal year of 2005 and estimated prepayments for 2006, both of which have been recognized in selling, general and administrative expenses above for the current year and for future periods.  The actual net change for these expenses was a savings of $16,000.

As a result of the above, the Company achieved a net income gain of $734,000, for the three-month period ended March 31, 2006 versus the results for the same three-month period in 2005.

The Company’s Business Units:

Ceska

The Ceska casino, which has a Chicago-1920’s theme, currently operates 16 gaming tables, including seven card tables, eight roulette tables and one electro-mechanical, eight-position roulette table.  It also has 48 slot machines and parking for approximately 60 vehicles.

Rozvadov

The Rozvadov casino features a Pacific South Seas theme and currently operates 10 gaming tables, including five card tables, five roulette tables, 30 slot machines, and parking for 40 cars.

Route 59

Route 59, which has a Southern Antebellum theme, currently operates 22 gaming tables, including 12 card tables, eight roulette tables, two electronic multi-roulette tables and 60 slot machines.  The casino also has parking for approximately 120 vehicles.

Route 55

Route 55 is themed in a Miami Beach “Streamline Moderne” style and includes among its amenities, 21 gaming tables, including eight roulette tables, eleven card tables, two electronic multi-roulette tables, and 94 slot machines, plus parking for approximately 120 vehicles.

Sales and Marketing

The Company emphasizes unique marketing and promotional programs in an effort to differentiate itself from its competitors, and to secure and enhance its competitive position in the respective markets that it serves.  The Company aggressively targets key cities in its media campaigns, most notably Vienna, Regensburg, Linz, and the areas surrounding these cities.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2006, the Company’s working capital surplus increased to approximately $389,000 from approximately $161,000 at December 31, 2005, primarily as a result of improved consolidated results.

The Company’s management initiated several capital improvement programs, including the renovation and expansion of Route 59 and gaming equipment purchases, to further enhance its products and thereby improve operational results.  In addition, management is in active discussions to secure additional financing to acquire and develop new business units, which include the potential construction of hotels in Hate and Folmava, Czech Republic, as well as the potential acquisition of existing hotels and casinos in Europe.  There can be no assurances that management’s plans will be realized.

The Company is obligated under various contractual commitments over the next five years.  The following is a summary of the five-year commitments of the Company as of March 31, 2006:

(in thousands)		Less than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

Long-term, unsecured debt, US	$1,780	$230	$1,550
Long-term debt, foreign	2,390	848	1,542
Operating leases	432	125	244	63
Employment agreements	963	550	413

Total contractual obligations	$5,565	$1,753	$3,749	$63	$—

The Company’s management believes that its cash resources at March 31, 2006 and anticipated cash to be provided by 2006 operations will be sufficient to fund its activities for the year ending December 31, 2006.

PLAN OF OPERATIONS

TWC management will continue to develop unique marketing and operational strategies designed to increase attendance and revenues in its business units in the Czech Republic.

The Company began the first part of the renovation and expansion plan for its Route 59 casino.  Construction work is expected to be completed by July 2006.  The casino will continue to operate through the renovation/expansion period, which will be done during off-peak hours and when the casino is closed.  Further, the Company undertook certain capital enhancements in Route 55 and is expecting to receive new gaming equipment for the Company’s Czech casinos in staggered stages, beginning in May 2006.

Long Range Objective

The Company’s existing operations are located exclusively in the Czech Republic and in the gaming industry. Consequently, the Company’s senior corporate management, several of whom have extensive experience in the hotel industry, are exploring ways to expand the Company through the acquisition and/or development of hotels within and outside the Czech Republic, while continuing to grow the Company’s existing operations. Acquisitions will be based on evaluations of the potential returns of projects that arise and the availability of financing to purchase additional assets. There can be no assurance that the Company will be able to develop or acquire such new operations in the future.

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

ITEM 3.  CONTROLS AND PROCEDURES

The Company’s management, with the participation of Rami S. Ramadan, its Chief Executive Officer/Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) (the “‘34 Act”) as of the end of the period covered by this report.  Based on such evaluation, Mr. Ramadan has concluded that its disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the ‘34 Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and regulations and is operating in an effective manner.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the ‘34 Act) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

While the Company is often subject to various contingencies, it is currently engaged in only one litigation matter that is unresolved.  Although the ultimate liability of this claim cannot be determined at this time, management believes that it will not have a material adverse effect on the Company’s consolidated financial position or results of operations.  The Company believes that it has a meritorious claim in the said litigation.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

$4.75 million Capital Raise - In December 2005, the Company privately placed and completed the sale of $4.75 million of the Company’s common stock to selected “accredited investors,” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The market price at the time of closing the $4.75 million Capital Raise was $1.70 per share.  The Company issued an aggregate of 2,794,188 shares of common stock on two separate dates, as part of the $4.75 million Capital Raise: 1,911,835 on December 22, 2005 and 882,353 on December 27, 2005. In conjunction with the transaction, the firm that assisted with the placement requested to have a portion of its finder’s fee paid in shares of the Company’s common stock. Thus, on December 30, 2005, the Company issued an additional 15,000 shares at market price of $1.70. The Company incurred approximately $257,000 in associated expenses that were capitalized into additional paid-in capital. The proceeds from the $4.75 million Capital Raise are intended for use for the following purposes:

• Renovation and expansion of Route 59;

• Capital enhancements at Route 55;

• Purchase and upgrade of gaming equipment; and

• Additional working capital for the Company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

31.0         Rule 13a-14a/15d-14(a) Certification of Chief Executive Officer/Chief Financial Officer

32.0         Section 906 Certification of Chief Executive Officer/Chief Financial Officer

REPORTS ON FORM 8-K

None.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS WORLD CORPORATION

Date:	May 5, 2006	By:	/s/ Rami S. Ramadan
President, Chief Executive Officer and
Chief Financial Officer