Form 10QSB
period 2006-06-30
TRANS WORLD CORP
filed 2006-08-03
CIK 914577

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Shares of the Registrant’s Common Stock, par value $.001, outstanding as of August 3, 2006:  7,840,689

Transitional Small Business Disclosure Format (check one:   YES  ☐      NO  ☒)

TRANS WORLD CORPORATION AND SUBSIDIARIES

FORM 10-QSB

FOR THE QUARTER ENDED JUNE 30, 2006

INDEX

PART 1 – FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2006 and December 31, 2005

(in thousands, except for share data)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS

CURRENT ASSETS:

Cash	$3,312	$6,595
Prepaid expenses	371	315
Other current assets	236	269

Total current assets	3,919	7,179

PROPERTY AND EQUIPMENT, less accumulated depreciation of of $4,722 and $4,058, as of June 30, 2006 and December 31, 2005, respectively	14,391	12,647

OTHER ASSETS:

Goodwill	5,336	4,942
Deposits and other assets	1,284	1,257

Total other assets	6,620	6,199

	$24,930	$26,025

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Long-term debt, current maturities	$773	$1,380
Accounts payable	961	1,762
Interest payable	—	51
Czech tax accrual	1,775	2,724
Accrued expenses and other current liabilities	1,180	1,101

Total current liabilities	4,689	7,018

LONG-TERM LIABILITIES:

Long-term debt, less current maturities	2,992	3,167
Other liabilities	470	460

Total long-term liabilities	3,462	3,627

STOCKHOLDERS’ EQUITY:

Preferred stock, $.001 par value, 4,000,000 shares authorized, none issued
Common stock, $.001 par value, 9,500,000 shares authorized, 7,840,869 shares issued and outstanding	8	8
Additional paid-in capital	47,676	47,743
Accumulated other comprehensive income	4,623	3,460
Accumulated deficit	(35,528)	(35,831)

Total stockholders’ equity	16,779	15,380

	$24,930	$26,025

See accompanying notes to condensed consolidated interim financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

Six and Three Months Ended June 30, 2006 and 2005

(in thousands, except for share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$12,367	$11,484	$6,328	$5,845

COSTS AND EXPENSES:
Cost of revenues	7,337	6,957	3,779	3,515
Depreciation and amortization	350	369	181	181
Selling, general and administrative	4,290	4,613	2,286	2,257
	11,977	11,939	6,246	5,953

INCOME (LOSS) FROM OPERATIONS	390	(455)	82	(108)

OTHER INCOME (EXPENSES):
Interest expense, net	(88)	(186)	(46)	(105)
Foreign exchange loss	2	(4)	1	—
Other	(1)	(36)	—	—
	(87)	(226)	(45)	(105)

NET INCOME (LOSS)	303	(681)	37	(213)

Other comprehensive income (loss), foreign currency translation adjustments, net of tax	1,163	(1,562)	645	(997)

COMPREHENSIVE INCOME (LOSS)	$1,466	$(2,243)	$682	$(1,210)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	7,840,869	5,031,681	7,840,869	5,031,681
Diluted	7,846,287	5,031,681	7,846,287	5,031,681

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$0.04	$(0.14)	$0.00	$(0.04)
Diluted	$0.04	$(0.14)	$0.00	$(0.04)

See accompanying notes to condensed consolidated interim financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2006 and 2005

(in thousands)

	2006	2005
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$303	$(681)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	350	369
Gain on sale of equipment		(3)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	135	(2)
Deposits and other assets		(1)
Accounts payable	(918)	507
Interest payable	(51)	10
Czech tax accrual	(1,220)	(145)
Accrued expenses and other liabilities	(111)	88

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,512)	142

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,027)	(2,437)
Proceeds from the sale of equipment		3
Payment for deposit	(20)

NET CASH USED IN INVESTING ACTIVITIES	(1,047)	(2,434)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt		2,133
Payments of financing costs	(66)
Payments of long-term debt	(866)	(751)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(932)	1,382

EFFECT OF EXCHANGE RATE CHANGES ON CASH	208	(170)

NET DECREASE IN CASH	(3,283)	(1,080)

CASH:
Beginning of period	6,595	2,686

End of period	$3,312	$1,606

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$137	$177

See accompanying notes to condensed consolidated interim financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(in thousands, except per share data)

1.               Basis of Presentation and Consolidation.

The accompanying condensed consolidated interim financial statements of Trans World Corporation and Subsidiaries (collectively, the “Company” or “TWC”) as of June 30, 2006 and December 31, 2005 and for the three and six month periods ended June 30, 2006 and 2005 reflect all adjustments of a normal and recurring nature to fairly present the consolidated financial position, results of operations and cash flows for the interim periods.  All significant intercompany transactions and account balances have been eliminated.  These unaudited, condensed consolidated interim financial statements have been prepared by the Company according to the instructions for Form 10-QSB and Regulation S-B.  Pursuant to these instructions, certain financial information and footnote disclosures normally included in such consolidated financial statements have been condensed or omitted.

These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis or plan of operations, contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.  The results of operations for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may occur for the year ending December 31, 2006.

The condensed consolidated balance sheet as of December 31, 2005 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

2.               Liquidity.

As of June 30, 2006, the Company had a working capital deficit of approximately $770, compared with a working capital surplus of $161 at December 31, 2005, primarily as a result of TWC’s cash investment into its capital improvement program (the “2006 Capital Improvement Program”).

The Company’s management believes that the 2006 Capital Improvement Program, which includes renovation/expansion work for Route 59, capital enhancements in Route 55 and the purchase and upgrade of gaming equipment for all of its casinos, is crucial for the growth and maintenance of its core business.  Management believes that this investment will invigorate the operations by stimulating attendance, while improving its operating margins.  Further, the Company believes that its cash resources at June 30, 2006, in addition to the anticipated cash to be provided by existing operations, will be sufficient to fund its activities for the next twelve months.  Management believes that several of the Company’s projects in development are under strong funding consideration, which, if funded, will result in distribution of expenses from the Czech subsidiaries, further reducing the operating costs of the casinos, and enhancing the Company’s working capital.

3.               Summary of Selected Significant Accounting Policies.

(a)          Earnings per share - The Company complies with accounting and disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.”  Basic earnings (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per common share incorporate the dilutive effect of common stock equivalents on an average basis during the period.  The Company’s common stock equivalents currently include stock options and warrants.  Unexercised warrants and stock options to purchase 196,117 shares of common stock as of June 30, 2006 were included in the computation of diluted earnings per common share, if such unexercised warrants and stock options were “in-the-money.”  Unexercised warrants and options to purchase 64,393 shares of common stock as of June 30, 2005 were not included in the computation of diluted earnings per common share, because to do so would be anti-dilutive.

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

(c)          Foreign currency translation - The Company complies with SFAS No. 52, “Foreign Currency Translation,” which states that for foreign subsidiaries whose functional currency is the local foreign currency, balance sheet accounts and cash flows are translated at exchange rates in effect at the end of the year and resulting translation adjustments are included in “accumulated other comprehensive income.”  Statement of income accounts are translated applying monthly averages of daily exchange rates on the respective monthly local statement of income accounts for the year.

The impact of foreign currency translation on Goodwill is presented below:

	Applicable
	Foreign
As of June 30, 2006 (in 000)	Exchange Rate (“FX”)	Goodwill	Method

Residual balance, as of January 1, 2003 (in USD)(1)		$3,579	(A)

USD residual balance, translated at March 31, 1998, at FX rate of:	33.8830	121,267

CZK balance, as of January 1, 2003 (“2003 CZK Balance”)		121,267

2003 CZK balance, translated to USD at:
At December 31, 2005 at FX of	24.5390	$4,942	(B)
At March 31, 2006 at FX of	23.6846	$5,120	(C)
At June 30, 2006 at FX of	22.7279	$5,336	(D)

Step-up in Goodwill (adjustment made to Translation Adjustment in consolidation) (rounded):
At December 31, 2005		$1,363	E = (B - A)
At March 31, 2006		$1,541	F = (C - A)
At June 30, 2006		$1,757	G = (D - A)

Net Impact of Translation on Goodwill (rounded):
For the three months ended June 30, 2006		$216	(G - F)
For the six months ended June 30, 2006		$394	(G - E)

(1) Goodwill was amortized over 15 years until the Company started to comply with SFAS No. 142, “Goodwill and Other Intangible Assets.”  This balance represents the remaining, unamortized goodwill, after an impairment charge taken prior to January 1, 2003.

(d)         Goodwill - Goodwill represents the excess of the cost of the Company’s Czech subsidiaries over the fair value of their net assets at the date of acquisition, which includes Ceska and Rozvadov casinos.  Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life; rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test.  The impairment assessment requires the Company to compare the fair value of its Czech Republic reporting unit (which is comprised of its Ceska and Rozvadov casinos), and, the Company’s reporting unit as defined under SFAS No. 142, to its carrying value (the net equity of the Company) to determine whether there is an indication that an impairment exists.  The fair value of the Czech Republic reporting unit is determined through a combination of recent appraisals of the Company’s real property and a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”), which was based on the Company’s experience and data from independent, third parties.  During the second quarter of 2006 and 2005, as required by SFAS No. 142, the Company performed the annual fair-value based testing of the carrying value of goodwill related to its Czech Republic reporting unit, and determined that no recording of impairment losses was warranted.

(e)          New accounting pronouncement - The Company complies with SFAS No. 154, “Accounting Changes and Error Correction Replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS No. 154).  SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” (APB No. 20), and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle.  APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change.  SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. SFAS No. 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used.  SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Exchange Rates

Due to the fact that the Company’s operations are located in Europe, the financial results are subject to the influence of fluctuations in foreign currency exchange rates.

The actual 2006 and 2005 operating results in local currency for the Czech casino units at Ceska Kubice (“Ceska”), at Rozvadov (“Rozvadov”), at Hate, near Znojmo (“Route 59”), and at Dolni Dvorsite (“Route 55”) (collectively, the “Business Units”) were converted to US Dollars using the average of the daily exchange rates of each month in the reporting periods, which are depicted in the following table.

Period	US Dollar (USD)	Czech Koruna (CZK)	Euro (EUR)
June 2006	1.00	22.4254	0.7893
May 2006	1.00	22.1942	0.7837
April 2006	1.00	23.3341	0.8169
March 2006	1.00	23.8625	0.8320
February 2006	1.00	23.8132	0.8368
January 2006	1.00	23.7940	0.8273
June 2005	1.00	24.7230	0.8219
May 2005	1.00	23.8451	0.7878
April 2005	1.00	23.3050	0.7727
March 2005	1.00	22.5897	0.7575
February 2005	1.00	23.0581	0.7690
January 2005	1.00	23.1078	0.7611

The balance sheet totals of the Company’s foreign subsidiaries at June 30, 2006 were converted to USDs using the interbank exchange rates for June 30, 2006, which are depicted in the following table.

As of	USD	CZK	EUR
June 30, 2006	1.00	22.7279	0.7969

Critical Accounting Policies

Management has identified the following as critical accounting policies that affect the Company’s condensed consolidated interim financial statements.

Goodwill

Goodwill represents the excess of the cost of the Company’s Czech subsidiaries over the fair value of their net assets at the date of acquisition, which includes Ceska and Rozvadov casinos.  Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life; rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test.  The impairment assessment requires the Company to compare the fair value of its Czech Republic reporting unit (which is comprised of its Ceska and Rozvadov casinos), and, the Company’s reporting unit as defined under SFAS No. 142, to its carrying value (the net equity of the Company) to determine whether there is an indication that an impairment exists.  The fair value of the Czech Republic reporting unit is determined through a combination of recent appraisals of the Company’s real property and a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”), which was based on the Company’s experience and data from independent, third parties.  During the second quarter of 2006 and 2005, as required by SFAS No. 142, the Company performed the periodic fair-value based testing of the carrying value of goodwill related to its Czech Republic reporting unit, and determined that no recording of impairment losses was warranted.

Review of Consolidated Interim Results of the Company:

Three Months Ended June 30, 2006 and 2005:

The changes in the consolidated results of the Company for the three months ended June 30, 2006 versus the results for the three months ended June 30, 2005 are depicted in the following table.

(in thousands)	Three Months Ended June 30, 2005	Change	Three Months Ended June 30, 2006

Net loss	$(213)
Revenues		483
Cost of revenues		(264)
Selling, general and administrative		(29)
Interest expense, net		59
Foreign exchange gain		1
Net income		250	$37

For the quarter ended June 30, 2006, the Company posted an approximate $483,000, or 8.3%, improvement on total revenue of approximately $6.3 million versus $5.8 million for the quarter ended June 30, 2005.  This increase was largely attributable to a combination of improved results at the Company’s newest and largest business unit, Route 55, and at Rozvadov, plus an approximate 27% increase in overall slot revenue.  The revenue improvements served to partially offset the large wins at Route 59 achieved by certain of its players in June 2006.  Further, the FIFA World Cup games in Germany had a greater, adverse impact on attendance than anticipated.

Cost of revenues increased by $264,000, or 7.5%, principally as a result of higher revenue-based slot lease expenses and revenue-driven gaming taxes.  For the quarter ended June 30, 2006 versus the same quarter in 2005, slot lease expenses were approximately $760,000 versus $701,000, respectively, an increase of 8.4%.

Selling, general and administrative costs increased by $29,000, or 1.3%, in the second quarter of 2006 versus the same quarter in 2005.  This small increase resulted largely from the impact of foreign exchange rates on expenses.

Interest expense decreased by $59,000, or 56.2%, in the second quarter of 2006 versus the same quarter in 2005, as a portion of the Company’s amortized debt matured in June 2006.

As a result of the above, the Company achieved net income gain of $250,000, for the three months ended June 30, 2006 versus the results for the same three months in 2005

Six Months Ended June 30, 2006 and 2005:

The changes in the consolidated interim results of the Company for the six months ended June 30, 2006 versus the results for the six months ended June 30, 2005 are depicted in the following table.

(in thousands)	Six Months Ended June 30, 2005	Change	Six Months Ended June 30, 2006

Net loss	$(681)
Revenues		883
Cost of revenues		(380)
Depreciation and amortization		19
Selling, general and administrative		323
Interest expense, net		98
Foreign exchange gain		6
Other		35
Net income		984	$303

For the six months ended June 30, 2006, the Company generated revenues of approximately $12.4 million, a 7.7%, or $883,000 improvement over the same six months in 2005.  This increase was largely attributable to the performance improvements of Route 55 and Rozvadov, plus to improved overall slot results, which, in the aggregate, served to partially offset the weaker gaming revenues of Route 59.  The weaker gaming results of Route 59, in turn, were primarily due to softer attendance levels as compared to the same period in 2005, caused in part by competing events (i.e. FIFA World Cup games in Germany).

Cost of revenues increased by approximately $380,000, or 5.5%, principally as a result of a 15.4% increase in revenue-based slot lease expenses (i.e. approximately $1.5 million in 2006 versus $1.3 million in 2005), higher gifts and giveaways, and higher revenue-driven gaming taxes.

Depreciation and amortization expense decreased by $19,000 due to maturing assets in Rozvadov, which were partially offset by Route 55’s additions.

Selling, general and administrative costs decreased by $323,000, resulting from several factors, notably the absence of the first year (one-time) promotional costs of launching Route 55 in 2005.

Interest expense decreased by $98,000 primarily due to the maturity of a portion of the Company’s amortized debt in June 2006.

Other expenses represent mainly 2005 payments for the 2004 New York State and New York City corporate franchise tax assessments on the Company’s increase in shareholders’ equity, which have been reclassed to general and administrative expenses in 2006.

As a result of the above, the Company achieved net income of approximately $303,000 for the six months ended June 30, 2006 versus a net loss of approximately $681,000 for the same six months in 2005.

The Company’s Business Units:

Ceska

The Ceska casino, which has a Chicago 1920’s theme, currently operates 16 gaming tables, 48 video slot machines and has parking for approximately 60 vehicles.

Rozvadov

The Rozvadov casino features a Pacific South Seas theme and currently operates 10 gaming tables, 30 video slot machines and has parking for 40 vehicles.

Route 59

Route 59, which has a Southern Antebellum theme, currently operates 22 gaming tables and 70 video slot machines and has parking for approximately 120 vehicles.

Route 55

Route 55, the Company’s newest and largest casino, is themed in a Miami Beach “Streamline Moderne” style and includes among its amenities 21 gaming tables, 90 video slot machines and parking for approximately 120 vehicles.  On its mezzanine level, the unit features a private VIP gaming room, a VIP lounge, and an Italian restaurant.

Sales and Marketing

The Company emphasizes unique marketing and promotional programs in an effort to differentiate itself from its competitors, and to secure and enhance its competitive position in the respective markets that it serves.  The Company aggressively targets key cities in its media campaigns, most notably Vienna, Regensburg, Linz, and the areas surrounding these cities.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, the Company had a working capital deficit of approximately $770,000, compared with a working capital surplus of $161,000 at December 31, 2005, primarily as a result of TWC’s cash investment into its capital improvement program (the “2006 Capital Improvement Program”).

The Company’s management believes that the 2006 Capital Improvement Program, which includes renovation/expansion work for Route 59, capital enhancements in Route 55 and the purchase and upgrade of gaming equipment for all of its casinos, is crucial for the growth and maintenance of its core business.  Management believes that this investment will invigorate the operations by stimulating attendance, while improving its operating margins.  Further, the Company believes that its cash resources at June 30, 2006, in addition to the anticipated cash to be provided by existing operations, will be sufficient to fund its activities for the next twelve months.  Management believes that several of the Company’s projects in development are under strong funding consideration, which, if funded, will result in distribution of expenses from the Czech subsidiaries, further reducing the operating costs of the casinos, and enhancing the Company’s working capital.

The Company is obligated under various contractual commitments over the next five years.  The following is a summary of the five-year commitments of the Company as of June 30, 2006:

(in thousands)		Less than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
Long-term, unsecured debt, US	$1,550	$—	$1,550	$—	$—
Long-term debt, foreign	2,215	773	1,442
Operating leases	552	155	349	48
Employment agreements	825	550	275
Total contractual obligations	$5,142	$1,478	$3,616	$48	$—

PLAN OF OPERATIONS

In the first six months of 2006, TWC began implementing its 2006 Capital Improvement Program (see also “Liquidity and Capital Resources” section above), which management believes will greatly enhance its ability to generate attendance and revenues.  In addition to the capital improvements, the Company is continually concentrating its efforts on improving and developing its casino business in the Czech Republic through the design and implementation of innovative marketing and operational strategies.

Ceska

For the six months ended June 30, 2006, Ceska experienced a robust 22% increase in its slot revenues over the comparable period in 2005.  As provided by the 2006 Capital Improvement Program, management replaced 12 existing slot machines with new equipment in early July 2006.

Rozvadov

Rozvadov continued to benefit from re-invigorated marketing and promotional programs in 2006, supplemented with enhanced player amenities and services.  As part of the 2006 Capital Improvement Program, 20 slot machines were replaced in early July 2006.

Route 59

In the second quarter of 2006, Route 59 incurred several major gaming losses to its VIP clientele.  These losses were compounded by weak attendance levels that were affected mainly by competing events, such as the FIFA World Cup matches, held in Germany in June (and July) 2006, and the exhibition matches in May 2006 preceding the commencement of the FIFA World Cup official matches.  These events had a greater, adverse impact on the operations than anticipated.  As a result, the Company’s overall results for the six months ended June 30, 2006 were substantially reduced.

As part of the 2006 Capital Improvement Program, the Company added 10 new slot machines to Route 59’s inventory in July 2006, bringing the total to 70.  Furthermore, under the 2006 Capital Improvement Program, the unit is currently undergoing a $1.8 million renovation/expansion. The project scope includes: (i) refurbishment of the existing space, including bar replacement, new carpet installation, reception reconfiguration, and bathroom upgrades; (ii) expansion of the building, including extension of the gaming floor area, introduction of 30 additional slot machines, construction of a large, centrally located stage, and installation of a second bar; (iii) introduction of new theme elements throughout the casino; and (iv) expansion of the parking area.  The project, which is expected to be completed in the fall of 2006, will further differentiate Route 59 from competitors and will permit a greater emphasis on the integration of entertainment into the gaming experience, a formula which has proven to be successful for TWC.

Route 55

Route 55, which opened on December 19, 2004, nearly doubled its attendance in the two quarters ended June 30, 2006 versus the same quarters in 2005.  This and other positive performance indicators support management’s view that business volume will continue to increase over the following quarters.  To further its growth, TWC, under the 2006 Capital Improvement Program, removed 26 existing slot machines and two multi-roulette and added 22 new slot machines and a Sling Shot roulette, with 12 terminals (considered as a gaming table).  The Company also completed and launched a new, private, VIP gaming room on the mezzanine level of Route 55 on July 1, 2006.

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

ITEM 3.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), under the supervision of Rami S. Ramadan, its Chief Executive Officer/Chief Financial Officer, and with the participation of the Company’s management.  Based upon that evaluation, Mr. Ramadan concluded that the Company’s disclosure controls and procedures were effective to ensure that all material information required to be included in this quarterly report were recorded, processed, summarized and reported as and when required.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation up to the date of the filing of this quarterly report.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 27, 2006, the Company’s filing of a Registration Statement on Form SB-2 was made effective by the Securities and Exchange Commission, under the Securities Act of 1933, as amended, covering the resale by certain selling stockholders of a total of 6,452,045 shares of the Company’s common stock, par value $0.001 per share all as set forth in the Registration Statement.  No shares of common stock are being sold by the Company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 2005 Annual Meeting on May 17, 2006 in Washington, District of Columbia.  There were a total of 7,840,869 shares of common stock of the Company which could be voted and 5,518,511 shares were represented at the meeting by the holders thereof in person and by proxy, which constituted a quorum.  The votes were as follow:

1.                                       Election of Directors, for One-year Term expiring in 2007:

	For	Withheld	Not Voted
Geoffrey B. Baker	5,507,462	11,049	2,322,358

Timothy G. Ewing	5,507,462	11,049	2,322,358

Julio E. Heurtematte, Jr.	5,507,462	11,049	2,322,358

Rami S. Ramadan	5,507,462	11,049	2,322,358

Malcolm M.B. Sterrett	5,507,462	11,049	2,322,358

2.                                       Approval to amend the 2004 Equity Incentive Plan:

For	Against	Abstain	Not Voted
4,225,029	11,149	1,282,333	2,322,358

3.                                       Ratification of the appointment of Rothstein, Kass & Company, P.C. as the Company’s independent accountants for the fiscal year ending December 31, 2006:

For	Against	Abstain	Not Voted
5,507,447	6	11,058	2,322,358

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

31.0         Certification of Chief Executive Officer/Chief Financial Officer  [Rule 13a-14a/15d-14(a)]

32.0         Certification of Chief Executive Officer/Chief Financial Officer [Section 906]

REPORTS ON FORM 8-K

None.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS WORLD CORPORATION

Date: August 3, 2006	By:	/s/ Rami S. Ramadan
President, Chief Executive Officer and Chief Financial Officer