Form 10QSB
period 2006-09-30
TRANS WORLD CORP
filed 2006-11-02
CIK 914577

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Shares of the Registrant’s Common Stock, par value $.001, outstanding as of November 2, 2006:  7,840,869

Transitional Small Business Disclosure Format (check one:   YES  ☐   NO  ☒)

TRANS WORLD CORPORATION AND SUBSIDIARIES

FORM 10-QSB

FOR THE QUARTER ENDED SEPTEMBER 30, 2006

ITEM 1.  CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

TRANS WORLD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2006 and December 31, 2005
(in thousands, except for share data)

	September 30, 2006	December 31, 2005
	(Unaudited)

ASSETS

CURRENT ASSETS:

Cash	$3,048	$6,595
Prepaid expenses	726	315
Other current assets	344	269

Total current assets	4,118	7,179

PROPERTY AND EQUIPMENT, less accumulated depreciation of of $4,678 and $4,058, as of September 30, 2006 and December 31, 2005, respectively	15,230	12,647

OTHER ASSETS:

Goodwill	5,420	4,942
Deposits and other assets	1,432	1,257

Total other assets	6,852	6,199

	$26,200	$26,025

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Long-term debt, current maturities	$673	$1,380
Accounts payable	1,137	1,762
Interest payable	36	51
Czech tax accrual	2,395	2,724
Accrued expenses and other current liabilities	1,023	1,101

Total current liabilities	5,264	7,018

LONG-TERM LIABILITIES:

Long-term debt, less current maturities	2,855	3,167
Other liabilities	472	460

Total long-term liabilities	3,327	3,627

STOCKHOLDERS’ EQUITY:

Preferred stock, $.001 par value, 4,000,000 shares authorized, none issued
Common stock, $.001 par value, 9,500,000 shares authorized, 7,840,869 shares issued and outstanding	8	8
Additional paid-in capital	47,720	47,743
Accumulated other comprehensive income	4,894	3,460
Accumulated deficit	(35,013)	(35,831)

Total stockholders’ equity	17,609	15,380

	$26,200	$26,025

See accompanying notes to condensed consolidated interim financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

Nine and Three Months Ended September 30, 2006 and 2005

(in thousands, except for share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$18,471	$17,463	$6,104	$5,979

COSTS AND EXPENSES:
Cost of revenues	10,686	10,528	3,349	3,571
Depreciation and amortization	533	546	183	177
Selling, general and administrative	6,282	6,642	1,992	2,029
	17,501	17,716	5,524	5,777

INCOME (LOSS) FROM OPERATIONS	970	(253)	580	202

OTHER INCOME (EXPENSES):
Interest expense, net	(155)	(271)	(67)	(86)
Foreign exchange gain (loss)	2	(5)		(3)
Other		(3)		36
	(153)	(279)	(67)	(53)

NET INCOME (LOSS)	817	(532)	513	149

Other comprehensive income (loss), foreign currency translation adjustments, net of tax	1,434	(1,351)	271	211

COMPREHENSIVE INCOME (LOSS)	$2,251	$(1,883)	$784	$360

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	7,840,869	5,031,681	7,840,869	5,031,681
Diluted	7,846,393	5,031,681	7,846,393	5,037,826

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$0.10	$(0.11)	$0.07	$0.03
Diluted	$0.10	$(0.11)	$0.07	$0.03

See accompanying notes to condensed consolidated interim financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2006 and 2005

(in thousands)

	September 30,
	2006	2005
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$817	$(532)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	533	546
Gain on sale of equipment		(3)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(304)	149
Deposits and other assets		47
Accounts payable	(767)	(186)
Interest payable	(15)	(6)
Czech tax accrual	(645)	548
Accrued expenses and other current liabilities	(285)	175

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(666)	738

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,788)	(2,450)
Proceeds from the sale of equipment		3
Payment for deposit and other assets	(151)

NET CASH USED IN INVESTING ACTIVITIES	(1,939)	(2,447)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt		2,105
Payments of financing costs	(14)
Payments of long-term debt	(1,145)	(1,228)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,159)	877

EFFECT OF EXCHANGE RATE CHANGES ON CASH	217	(142)

NET DECREASE IN CASH	(3,547)	(974)

CASH:
Beginning of period	6,595	2,686

End of period	$3,048	$1,712

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$175	$249

See accompanying notes to condensed consolidated interim financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(in thousands, except per share data)

1.               Basis of Presentation and Consolidation.

The accompanying condensed consolidated interim financial statements of Trans World Corporation and Subsidiaries (collectively, the “Company” or “TWC”) as of September 30, 2006 and for the three and nine month periods ended September 30, 2006 and 2005 reflect all adjustments of a normal and recurring nature to fairly present the consolidated financial position, results of operations and cash flows for the interim periods.  All significant intercompany transactions and account balances have been eliminated.  These unaudited, condensed consolidated interim financial statements have been prepared by the Company according to the instructions for Form 10-QSB and Regulation S-B.  Pursuant to these instructions, certain financial information and footnote disclosures normally included in such consolidated financial statements have been condensed or omitted.

These unaudited, condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis or plan of operations, contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.  The results of operations for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may occur for the year ending December 31, 2006.

The condensed consolidated balance sheet as of December 31, 2005 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

2.               Liquidity.

As of September 30, 2006, the Company had a working capital deficit of approximately $1,100, compared with a working capital surplus of $161 at December 31, 2005.

This deficit resulted primarily from TWC’s continued cash investment into its capital improvement program (the “2006 Capital Improvement Program”) and was exacerbated by manufacturers’ delays in shipment of its first slot machines order, pursuant to the Company’s slot replacement program, a central part of the 2006 Capital Improvement Program.  The slot machines were received beginning in July 2006, rather than the anticipated date of end of the first quarter of 2006.  Nevertheless, the Company began to realize the return on this investment from this first order in the third quarter of 2006, which represented approximately $200, or about $800 annualized.  The Company anticipates another order shipment of slot machines in November 2006, which will further enhance its cost benefits.  Management believes that this investment, in addition to other capital improvement projects, will invigorate the operations by stimulating attendance, while improving its operating margins.

Further, the Company believes that its cash resources at September 30, 2006, in addition to the anticipated cash to be provided by existing operations, will be sufficient to fund its activities for the next twelve months.  In addition, on September 21, 2006, the Company signed a management agreement for the Grand Casino/Nightclub Lav, located at Le Meridien Lav, Split resort in Croatia (see also “Plan of Operations” below), which is set to open in December 2006.  Finally, several of the Company’s projects in development are under final stages of funding reviews.  If funded, they are expected to contribute to incremental cash and thereby enhance the Company’s working capital.

3.               Summary of Selected Significant Accounting Policies.

(a)          Earnings per share - The Company complies with accounting and disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.”  Basic earnings (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per common share incorporate the dilutive effect of common stock equivalents on an average basis during the period.  The Company’s common stock equivalents currently include stock options and warrants.  Unexercised warrants and stock options to purchase 266,117 shares of common stock as of September 30, 2006 were included in the computation of diluted earnings per common share, if such unexercised warrants and stock options were “in-the-money.”  Unexercised warrants and options to purchase 64,468 shares of common stock as of September 30, 2005 were not included in the year-to-date computation of diluted earnings per common share, because to do so would be anti-dilutive.

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

(c)          Foreign currency translation - The Company complies with SFAS No. 52, “Foreign Currency Translation,” which states that for foreign subsidiaries whose functional currency is the local foreign currency, balance sheet accounts and cash flows are translated at exchange rates in effect at the end of the year and resulting translation adjustments are included in “accumulated other comprehensive income.”  Statement of operations accounts are translated applying monthly averages of daily exchange rates on the respective monthly local Czech statement of operations accounts for the year.

The impact of foreign currency translation on goodwill is presented below:

	Applicable
	Foreign Exchange
As of September 30, 2006 (in thousands)	Rate (“FX”)	Goodwill		Method

Residual balance, as of January 1, 2003 (in USD) (1)		USD	3,579	A

USD residual balance (A), translated at March 31, 1998 (date of acquisition), at FX rate of: (ie. 2003 CZK Balance)	33.8830	CZK	121,267

2003 CZK balance, translated to USD: At September 30, 2006 at FX of:	22.3749	USD	5,420	B
Net increase (step-up) to Goodwill (adjustment made to Translation Adjustment in consolidation):			1,841	C = (B - A)

Increase to Goodwill (C) is booked as follows:
(Step-up) for the year ended December 31, 2003 at FX of	26.0300	USD	1,080
(Step-up) for the year ended December 31, 2004 at FX of	22.3580	USD	765
(Step-down) for the year ended December 31, 2005 at FX of	24.5390	USD	(482)
(Step-up) for the nine months ended September 30, 2006 at FX of	22.3749	USD	478
			1,841

(1)  Goodwill was amortized over 15 years until the Company started to comply with SFAS No. 142, “Goodwill and Other Intangible Assets.”  This balance represents the remaining, unamortized goodwill, after an impairment charge taken prior to January 1, 2003.

(d)         Goodwill - Goodwill represents the excess of the cost of the Company’s Czech subsidiaries over the fair value of their net assets at the date of acquisition, which includes the Ceska Kubice casino (“Ceska”) and the Rozvadov casino (“Rozvadov”).  Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life; rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test.  The impairment assessment requires the Company to compare the fair value of its Czech Republic reporting unit (which is comprised solely of its Ceska and Rozvadov casinos), and, the Company’s reporting unit as defined under SFAS No. 142, to its carrying value (the net equity of the Company) to determine whether there is an indication that an impairment exists.  The fair value of the Czech Republic reporting unit is determined through a combination of recent appraisals of the Company’s real property and a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”), which was based on the Company’s experience and data from independent, third parties.  During the second quarter of 2006 and 2005, as required by SFAS No. 142, the Company performed the annual fair-value based testing of the carrying value of goodwill related to its Czech Republic reporting unit, and determined that no recording of impairment losses was warranted.

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

For one (1) US Dollar equivalent:

	Average CZK Koruna (CZK)
Period	2006	2005
September	22.3157	23.9166
August	22.0567	24.1125
July	22.4381	25.1065
June	22.4254	24.7230
May	22.1942	23.8451
April	23.3341	23.3050
March	23.8625	22.5897
February	23.8132	23.0581
January	23.7940	23.1078

The balance sheet totals of the Company’s foreign subsidiaries at September 30, 2006 were converted to USDs using the interbank exchange rates for September 30, 2006, which are depicted in the following table.

As of	USD	CZK
September 30, 2006	1.00	22.3749

Critical Accounting Policies

Management has identified the following as a critical accounting policy that affects the Company’s condensed consolidated interim financial statements.

Goodwill

Goodwill represents the excess of the cost of the Company’s Czech subsidiaries over the fair value of their net assets at the date of acquisition, which consists of only the Ceska and Rozvadov casinos.  Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life; rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test.  The impairment assessment requires the Company to compare the fair value of its Czech Republic reporting unit (which is comprised of its Ceska and Rozvadov casinos), and, the Company’s reporting unit as defined under SFAS No. 142, to its carrying value (the net equity of the Company) to determine whether there is an indication that an impairment exists.  The fair value of the Czech Republic reporting unit is determined through a combination of recent appraisals of the Company’s real property and a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”), which was based on the Company’s experience and data from independent, third parties.  During the second quarter of 2006 and 2005, as required by SFAS No. 142, the Company performed the periodic fair-value based testing of the carrying value of goodwill related to its Czech Republic reporting unit, and determined that goodwill was not impaired.

Review of Consolidated Interim Results of the Company:

Three Months Ended September 30, 2006 and 2005:

The changes in the consolidated results of the Company for the three months ended September 30, 2006 versus the results for the three months ended September 30, 2005 are depicted in the following table.

	Three Months Ended		Three Months Ended
(in thousands)	September 30, 2005	Change	September 30, 2006

Net income	$149
Revenues		125
Cost of revenues		222
Depreciation and amortization		(6)
Selling, general and administrative		37
Interest expense, net		19
Foreign exchange gain and other		(33)
Net income		364	$513

For the quarter ended September 30, 2006, Company revenues rose 2.1%, or an approximate $125,000, on total revenue of approximately $6.1 million versus $6.0 million for the quarter ended September 30, 2005.  The nominal increase was due to a combination of revenue improvements in Route 55 plus an approximate 43% increase in overall slot revenue over the comparable period in 2005, which were offset by higher than average live game losses to certain of its players, sustained at Route 59.

Cost of revenues fell by approximately $222,000, or 6.2%, largely as a result of a sizable replacement of slot machines, now wholly-owned, pursuant to the Company’s 2006 Capital Improvement Program; and to newer, less expensive, leased slot machines.  For the quarter ended September 30, 2006 versus the same quarter in 2005, slot lease (including multi-roulettes) expenses were approximately $409,000 versus $733,000, respectively, a decrease of 44.3%; this was a direct benefit of the 2006 Capital Replacement Program, in conjunction with the Company’s restructuring of the slot leases.  The savings were partially offset by higher volume-driven expenses, notably payroll and guest amenities.

Selling, general and administrative costs decreased by $37,000, or 1.8%, in the third quarter of 2006 versus the same quarter in 2005.  This improvement resulted notably from the marked reduction of media advertising expenses, which served to offset the increases in guest entertainment, payroll and professional services.

Compared to same quarter in 2005, net interest expense decreased by $19,000, or 22.1%, in the third quarter of 2006 as a portion of the Company’s amortized debt had matured in June 2006.  Additionally, the Company earned interest on its cash deposits.

As a result of the above, the Company achieved net income gain of $364,000, for the three months ended September 30, 2006 versus the results for the same three months in 2005.

Nine Months Ended September 30, 2006 and 2005:

The changes in the consolidated interim results of the Company for the nine months ended September 30, 2006 versus the results for the nine months ended September 30, 2005 are depicted in the following table.

	Nine Months Ended		Nine Months Ended
(in thousands)	September 30, 2005	Change	September 30, 2006

Net loss	$(532)
Revenues		1,008
Cost of revenues		(158)
Depreciation and amortization		13
Selling, general and administrative		360
Interest expense, net		116
Foreign exchange gain and other		10
Net income		1,349	$817

For the nine months ended September 30, 2006, the Company generated revenues of approximately $18.5 million, a 5.8%, or $1.0 million, improvement over the same nine months in 2005.  This increase was largely attributable to the performance improvements of Route 55, plus to a 31.2% overall slot revenues improvement, which , in aggregate, served to offset the weaker results at Route 59.

Cost of revenues increased by approximately $158,000, or 1.5%, principally as a result of volume-based labor expenses, increased food and beverage amenities and greater gifts and giveaways.

Depreciation and amortization expense dropped by $13,000 due to matured assets in Rozvadov, which were partially offset by Route 55’s additions.

Selling, general and administrative costs decreased by $360,000, resulting from several factors, notably the absence of the first year (one-time) promotional costs of launching Route 55 in 2005.

Net interest expense was reduced by $116,000 due to the maturity of a portion of the Company’s amortized debt in June 2006 and to interest earned on the Company’s cash deposits.

As a result of the above, the Company achieved net income of approximately $817,000 for the nine months ended September 30, 2006 versus a net loss of approximately $532,000 for the same nine months in 2005.

The Company’s Business Units:

Ceska

The Ceska casino, which has a Chicago 1920’s theme, currently operates 16 gaming tables, 48 video slot machines and has parking for approximately 60 vehicles.

Rozvadov

The Rozvadov casino features a Pacific South Seas theme and currently operates 10 gaming tables, 30 video slot machines and has parking for 40 vehicles.

Route 59

Route 59, which has a Southern Antebellum theme, currently operates 21 gaming tables and 70 video slot machines and has parking for approximately 120 vehicles.   The unit is currently undergoing an expansion and renovation, expected to be completed in mid-November 2006. (See also following “Plan of Operations”)

Route 55

Route 55, the Company’s newest and largest casino, is themed in a Miami Beach “Streamline Moderne” style and includes among its amenities: 21 gaming tables, 100 video slot machines and parking for approximately 120 vehicles.  On its mezzanine level, the unit features a private VIP gaming room, a VIP lounge, and a full-service restaurant.

Sales and Marketing

The Company emphasizes unique marketing and promotional programs in an effort to differentiate itself from its competitors, and to secure and enhance its competitive position in the respective markets that it serves.  The Company aggressively targets key cities in its media campaigns, most notably Vienna and Linz, Austria and Regensburg, Germany, and the areas surrounding these cities.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, the Company had a working capital deficit of approximately $1.1 million, compared with a working capital surplus of $161,000 at December 31, 2005.

This deficit resulted primarily from TWC’s continued cash investment into its capital improvement program (the “2006 Capital Improvement Program”) and was exacerbated by manufacturers’ delays in shipment of its first slot machines order, pursuant to the Company’s slot replacement program, a central part of the 2006 Capital Improvement Program.  The slot machines were received beginning in July 2006, rather than the anticipated date of end of the first quarter of 2006.  Nevertheless, the Company began to realize the return on this investment from this first order in the third quarter of 2006, which represented approximately $200,000, or about $800,000 annualized.  The Company anticipates another order shipment of slot machines in November 2006, which will further enhance its cost benefits.  Management believes that this investment, in addition to other capital improvement projects, will invigorate the operations by stimulating attendance, while improving its operating margins.

Further, the Company believes that its cash resources at September 30, 2006, in addition to the anticipated cash to be provided by existing operations, will be sufficient to fund its activities for the next twelve months.  In addition, on September 21, 2006, the Company signed a management agreement for the Grand Casino/Nightclub Lav, located at Le Meridien Lav, Split resort in Croatia (see also “Plan of Operations” below), which is set to open in December 2006.  Finally, several of the Company’s projects in development are under final stages of funding reviews.  If funded, they are expected to contribute to incremental cash and thereby enhance the Company’s working capital.

The Company is obligated under various contractual commitments over the next five years.  The following is a summary of the five-year commitments of the Company as of September 30, 2006:

(in thousands)		Less than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

Long-term, unsecured debt, US	$1,550	$—	$1,550	$—	$—
Long-term debt, foreign	1,978	673	1,305
Operating leases	543	155	354	34
Employment agreements	688	550	138

Total contractual obligations	$4,759	$1,378	$3,347	$34	$—

PLAN OF OPERATIONS

In the course of the first nine months of 2006, TWC implemented its 2006 Capital Improvement Program (see also the “Liquidity and Capital Resources” section above), which management believes will enhance its ability to generate attendance and improved net income.  In addition to the capital improvements, the Company continues to concentrate its efforts on improving its existing operations through the design and implementation of innovative marketing and operational strategies and developing its casino business in Europe.  To that end, on September 21, 2006, the Company signed a management agreement to manage the newly built casino and nightclub, Grand Casino/Nightclub, Lav, situated on the hotel grounds of the Le Meridien Lav, Split, in Croatia, currently under construction.  The casino and nightclub are expected to open in conjunction with the opening of the hotel in mid December 2006.

Ceska

For the nine months ended September 30, 2006, Ceska experienced a robust 19% increase in its slot revenues, which served to partially offset the 11% decline in live game results, when compared to the same period in 2005.  In accordance with the 2006 Capital Improvement Program, management replaced 16 existing slot machines with 12 new, fully-owned slot machines and 4 newer, leased slot machines in early July 2006.

Rozvadov

Rozvadov, which continued to benefit from re-invigorated marketing and promotional programs in 2006, is striving to recapture its market share as well as to cultivate new player markets.  In connection with the 2006 Capital Improvement Program, 22 existing slot machines were replaced with 12 new, fully-owned slot machines and 10 newer, leased slot machines in the same period as those in Ceska.

Route 59

In the third quarter of 2006, Route 59 incurred several major gaming losses to its clientele.  These losses were compounded by weak attendance levels, which had a greater, adverse impact on the operations than anticipated.  Consequently, overall results for the nine months ended September 30, 2006 were substantially reduced from its 2005 results.

As part of the 2006 Capital Improvement Program, the Company replaced and added 14 new slot machines to Route 59’s inventory in July 2006, bringing the total to 70.  Furthermore, pursuant to the 2006 Capital Improvement Program, this unit is currently undergoing an approximate $2.1 million renovation/expansion. The project scope includes: (i) refurbishment of the existing space, including bar replacement, new carpet installation, reception reconfiguration, and bathroom upgrades; (ii) expansion of the building, including extension of the gaming floor area, introduction of 32 additional slot machines, construction of a large, centrally located stage, and installation of a second bar; (iii) introduction of new theme elements throughout the casino; and (iv) expansion of the parking area.  The project, which is expected to be completed in mid-November of 2006, will further differentiate Route 59 from competitors and will permit a greater emphasis on the integration of entertainment into the gaming experience, a formula which has proven to be successful for TWC.

Route 55

Route 55, which opened on December 19, 2004, nearly doubled its attendance in the three quarters ended September 30, 2006 versus the same period in 2005.  To further its growth, TWC, under the 2006 Capital Improvement Program, removed 36 revenue-based leased slot machines and two multi-roulettes and added 26 new, fully-owned slot machines; 10 new, less expensive, leased slot machines; and a Sling Shot roulette, which , with 12 terminals, is considered as one gaming table.  The Company also completed and launched a new private, VIP gaming room on the mezzanine level of this unit on July 1, 2006.

Long Range Objective

The Company’s senior corporate management, several of whom have extensive experience in the hotel industry, are exploring ways to expand the Company through the acquisition and/or development of hotels, in addition to casinos within and outside the Czech Republic, while continuing to grow the Company’s existing operations. The Company will also seek to manage business units that complement its existing operations.  Acquisitions will be based on evaluations of the potential returns of projects that arise and the availability of financing to purchase the assets. There can be no assurance that the Company will be able to develop or acquire such new operations in the future.

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

ITEM 3.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), under the supervision of Rami S. Ramadan, its Chief Executive Officer/Chief Financial Officer, and with the participation of the Company’s management team.  Based upon that evaluation, Mr. Ramadan concluded that the Company’s disclosure controls and procedures were effective to ensure that all material information required to be included in this quarterly report were recorded, processed, summarized and reported as and when required.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation and up to the date of the filing of this quarterly report.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

31.0         Certification of Chief Executive Officer/Chief Financial Officer [Rule 13a-14a/15d-14(a)]

32.0         Certification of Chief Executive Officer/Chief Financial Officer [Section 906]

REPORTS ON FORM 8-K

None.

SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant has caused this report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS WORLD CORPORATION

Date: November 2, 2006	By:	/s/ Rami S. Ramadan
President, Chief Executive Officer and
Chief Financial Officer