Form 10KSB
period 2006-12-31
TRANS WORLD CORP
filed 2007-03-15
CIK 914577

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-KSB

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES    ☒        NO    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule12b-2 of the Exchange Act. (Check one):           Large accelerated filer    ☐       Accelerated filer    ☐                         Non-accelerated filer    ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act. YES    ☐                 NO    ☒

The issuer’s revenues for the year ended December 31, 2006 were approximately $26,216,000.

The aggregate market value of Common Stock of the Registrant as of March 8, 2007, based upon the average bid and asked price of $3.15 as reported on the OTC Bulletin Board on that date, was $24,698,740.50. There were 7,840,870 shares of Common Stock of the Registrant deemed outstanding as of said date.

Transitional Small Business Disclosure Format (check one:YES    ☐ NO    ☒)

TRANS WORLD CORPORATION
FORM 1O-KSB

Item 1. Description of Business.

General Development of Business

Trans World Corporation (hereinafter referred to as the “Company” or “TWC”) was organized as a Nevada corporation in October 1993 for the acquisition, development and management of gaming establishments, to the extent permitted by applicable local laws, featuring live and mechanized gaming, including video gaming devices such as video poker machines, primarily in Louisiana.  In 1998, the Company amended its operating strategy by shifting its focus to the casino market in Europe.  Today, TWC operates five full-service casinos; four of which are owned and one is managed under contract.  The four fully-owned casinos are in the Czech Republic, which are located in Ceska Kubice (“Ceska”), Rozvadov (“Rozvadov”), Hate (“Route 59”), and Dolni Dvoriste (“Route 55”), and the casino operated under management contract is located in Podstrana, near Split, Croatia.

The Czech casinos, which operate under the brand name American Chance Casinos (“ACC”), showcase themes portraying recognizable eras of American history, are situated at border locations and draw the majority of their customers from Germany and Austria.  Each of the casinos has a distinctive theme: Pacific South Seas, Chicago in the Roaring 1920’s, New Orleans’ thematic elements and Miami Beach in the 1950’s.  ACC’s operating strategy centers on differentiating its products from the very formal German and Austrian casinos, and as a result, management has endeavored to create gaming environments with casual and exciting atmospheres with an emphasis on entertainment.  Further, as part of the ACC operating formula, management strives to uphold the integrity and professionalism of its operations as a means to dispel any concerns that customers and governments might have about gambling.

On September 21, 2006, the Company was selected to manage the Grand Casino Lav and Inmotion Nightclub (collectively referred to as the “Grand Casino Lav”), located in the newly opened Le Meridien Lav, Split resort in Podstrana, Croatia.  The management agreement with the Grand Hotel Lav d.o.o., the property owner, provides for a 10-year term, with optional renewal periods of five (5) years each, subject to certain performance conditions.   In addition to marketing the casino/nightclub to the hotel guests, ACC will target the local market of Split, the second largest city in Croatia.

As the Grand Casino Lav opened in the last part of December 2006, its contribution to the year 2006 operational results was not material.  Thus, all discussions of operational performance and results herein are limited to the Company’s fully-owned and operated units in the Czech Republic.

TWC has no operating presence in the United States.

Corporate Information

The Company’s corporate offices are located at 545 Fifth Avenue, Suite 940, New York, New York 10017, its telephone number is (212) 983-3355, and its website is www.transwc.com, which is not a part of this Form 10-KSB.

OTC Bulletin Board

The Company’s Common Stock is quoted on the OTC Bulletin Board under the symbol TWOC.OB.

Description of Business

The Company is engaged in the acquisition, development and management of niche casino operations in Europe, which feature gaming tables and mechanized gaming devices, such as video slot machines, as well as the acquisition, development and eventual management of small to midsize hotels, which may include casino facilities.  TWC’s planned expansion into the hotel industry is founded on management’s belief that hotels in the small to midsize boutique class are complementary to the Company’s casino brand, that opportunities in one of these two industries often lead to, or are tied to, opportunities in the other industry, and that a more diversified portfolio of assets will give the Company greater stability and make it more attractive to potential investors.  Further, several of the Company’s top management have extensive experience in the hotel industry.

Market Overview and Competition

Casinos in Germany and Austria have formal atmospheres and an air of exclusivity, while ACC’s casinos offer relaxed but exciting and informal atmospheres, which have become a desirable alternative.  Further, ACC has established itself as a reputable casino company in the Czech Republic through its high customer service standards, professional service, and strict adherence to all local gaming regulations.

The Company acquired two of its casinos, at Rozvadov and Ceska Kubice, in the Czech Republic in March 1998.  At the time, they were the only casinos in the local market areas.  Prior to December 1998, local municipalities were empowered to grant casino licenses in their regions. However, after 1998, amendments to the Czech gaming legislation removed the licensing right from the local governments, which effectively eliminated exclusivity. Since this change, four casinos have opened in Folmava, Czech Republic, which operate in direct competition with the Company’s Ceska casino.  In early 2000, in response to increased competition from casinos located in the Czech Republic, the German government issued 12 new gaming licenses in the Bavarian region of Germany.  Two of the Bavarian casinos that went into operation in spring of 2000 as a result of the additional licenses have operated in direct competition with TWC’s casinos in Ceska Kubice and Rozvadov.  Further, in June 2003, a new competitor casino opened across the street from the Rozvadov casino.  Route 59 currently has two competitors: one remaining from four that were in existence two years ago and a new competitor, which is similarly located in the former duty free zone between the Czech and Austrian border posts.  The Company’s newest casino, Route 55, which opened in December 2004, has two competitors.

The Grand Casino Lav, which had its soft opening on December 22, 2006 and held its gala grand opening on January 13, 2007, targets the immediate region surrounding Split, a resort destination and a United Nations Educational, Scientific and Cultural Organization (“UNESCO”)-recognized city.  The casino conducts its gaming activities in Euro (“EUR”) currency, and its food and beverage operations in Kunas (“HRK”), the local currency.  The Grand Casino Lav has no current competitors in proximity.

The Company’s Facilities

The Ceska casino, which has a 1920’s Chicago theme, currently has 16 gaming tables, including seven card tables, eight roulette tables, and one electro-mechanical, eight-position roulette machine.  Through 2006, Ceska added, in aggregate, four new video slot machines, bringing the total to the current 52.  Visitor parking is available for approximately 60 cars.

The Rozvadov casino, which has a South Pacific theme, currently operates 10 gaming tables, including five card tables and five roulette tables, 30 video slot machines, and parking for 40 cars.

Route 59 currently includes 21 gaming tables, which consist of 12 card tables, eight roulette tables, and one electro-mechanical roulette machine.  Further, in July 2006, the casino added 10 new video slot machines, bringing the total to 70 for the year ended December 31, 2006.  In January 2007, another 32 slot machines were added, bringing the total number of slots in operation to 102.  The unit recently underwent expansion and renovation projects, the scope of which included: (i) refurbishment of the existing space, including reception reconfiguration; (ii) expansion of the building, including an extension of the gaming floor area; (iii) construction of a large, centrally located stage; (iv) introduction of a second bar; (v) introduction of New Orleans thematic elements throughout the casino; and (vi) expansion of the parking area to accommodate up to 220 cars.

Route 55, ACC’s largest casino to date, features a Miami Beach “Streamline Moderne” style, reminiscent of Miami Beach in the early 1950’s.  The two-story casino offers 21 tables, including 10 card tables, 10 roulette tables, a Slingshot multi-win roulette, and 100 video slot machines, six of which were added in July 2006.  On the mezzanine level, the casino offers a full Italian, Pompeii-themed restaurant with seating for 70 guests, an open buffet area, a VIP lounge, and a VIP gaming room equipped with four gaming tables (included in the 21 tables count).

The Grand Casino Lav currently has 13 gaming tables, including six roulette tables, seven card tables, two of which are in the VIP dedicated area, 80 video slot machines, a panoramic, mezzanine bar overlooking the gaming floor, and a full service nightclub that can accommodate up to 250 guests, and features live acts and entertainment.

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

Long Range Objectives

The Company’s operations are all in the gaming industry.  Consequently, the Company’s senior corporate management, several of whom have extensive experience in the hotel industry, are exploring ways to expand the Company through the acquisition and/or development of new non-gaming business units, while continuing to grow the Company’s existing operations.  The Company will also seek to manage business units that complement its existing operations, while acquisitions will be based on evaluations of the potential returns of projects that arise and, for certain projects, the availability of financing.

Marketing

In the year ended December 31, 2006, the Company boosted its marketing and promotional programs in an ongoing effort to secure and enhance its competitive position in the markets that it serves.  The casino event calendars were broadened to attract new players, while focusing on higher player-incentive games to retain existing players.  In addition, the Company continued its sponsorships of several athletic teams and was a benefactor in several community and social projects during the year, as a way to further promote its image and positive contribution to the communities in which the Company operates.  The Company also continued its popular, ethnic-themed and holiday-related parties, which feature live entertainment, raffles and complimentary grand buffets.  Further, the Company aggressively targeted key cities in its media campaigns, most notably Vienna, Linz and Regensburg and the areas surrounding these cities.

In Croatia, the Company, in addition to its own marketing programs, receives the unique partial benefit of a larger marketing presence via the Le Meridien international brand recognition and their marketing plans.

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

Taxation

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

For the year ended December 31, 2006, gaming taxes for the Company averaged approximately 16.0% of gross gaming revenues, which comprised of live (table) games and slot games revenues.  For live games revenue, the applicable taxes are: (i) A 1% state supervision tax; (ii) a 10% administration tax; and (iii) a charity contribution (tax) according to the formula below, net of the aforementioned taxes totaling 11%.  For slot games revenue, the applicable tax is the charity tax, net of local administration and licensing fees.

Charity tax rates apply according to the following table:

	net of applicable gaming taxes and fees, in Czech Koruna (“CZK”)
	Up to 50 million	Up to 100 million	Above 100 million

Charity tax rates (1)	6%	8%	10%

(1)  The applicable charity tax rate is determined separately on annual live game and slot game revenues, net of applicable gaming taxes and fees as generated/reported by each Czech legal entity.  For the year ended December 31, 2006, one of the Company’s slot subsidiaries, LMJ Slots s.r.o.’s slot revenue exceeded 100 million CZK (approximately $4 million) for the first time and was subject to the 10% charity tax.

There can be no assurances that tax rates, fees, or other payments applicable to the Company's gaming operations will not be increased in the future.

Employees

As of December 31, 2006, the Company had a total of 564 employees, including 126 in its casino in Ceska, 72 in its casino in Rozvadov, 184 in Route 59, 161 in Route 55, 16 in its shared services office in the Czech Republic, and five in the Company’s headquarters in New York.  The Company believes that its employee relations are excellent.

Item 2. Description of Property.

Corporate Offices

The Company’s corporate offices are located at 545 Fifth Avenue, Suite 940, New York, New York, occupying 1,626 square feet of office space pursuant to the renewal of its five-year lease at the base rental rate of $5,114 per month, expiring in March 2010.

Czech Republic

The Company leases the casino facility in Ceska Kubice.  The casino building lease expires in 2010, with option to renew on negotiable terms.  The Company also owns a parcel of land in Folmava, Czech Republic in the same region as the existing Ceska casino.

The Company leases accommodations for staff in Ceska Kubice, Hate (Route 59) and in Dolni Dvoriste (Route 55).

In Rozvadov, the Company owns the casino building and an adjacent facility for staff accommodations.

On December 20, 2006, the Company completed the final payment on the buyout of the Route 59 building lease.  The building lease buyout of €1.6 million, or approximately $2.1 million using 2006 year-end exchange rate, was financed by a loan from a local bank in the Czech Republic.

In April 2002, TWC acquired a parcel of land in Dolni Dvoriste, Czech Republic.  On this parcel, the Company constructed its fourth and largest casino, Route 55, which was completed in December 2004.  The casino’s construction was financed in part through a 60 million CZK (or approximately $2.9 million using 2006 year-end exchange rate), 5.95% interest per annum, 58-month term loan with GE Capital Bank a.s..  The loan is collaterized by the land, building, furniture, fixtures and equipment in Dolni Dvoriste and by the land in Folmava.

Item 3. Legal Proceedings.

While the Company is often subject to various contingencies, it is currently engaged in only one litigation, the outcome of which management believes will not have a material adverse effect on the Company’s consolidated financial position or results of operations.  The Company believes that it has a meritorious claim in the litigation. The Company is not currently involved in any other material legal proceeding nor was it involved in any other material litigation during the year ended December 31, 2006, or through the date of this filing.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The Company’s Common Stock is quoted on the OTC Bulletin Board under the symbol TWOC.OB (formerly TWCP.OB).

$4.75 million Capital Raise

In December 2005, the Company sold $4.75 million of the Company’s Common Stock in a private placement (the “$4.75 million Capital Raise”) to selected “accredited investors,” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”).  The market price at the time of closing the $4.75 million Capital Raise was $1.70 per share.  Thereby, the Company issued an aggregate of 2,794,188 shares of Common Stock on two separate dates: 1,911,835 on December 22, 2005 and 882,353 on December 27, 2005.  In conjunction with the transaction, the firm that assisted in the arrangement of the private placement requested to have a portion of its finder’s fee paid in shares of the Company’s Common Stock.  Thus, on December 30, 2005, the Company issued an additional 15,000 shares at market price of $1.70.  The Company incurred $306,111 in associated expenses that were capitalized into additional paid-in capital.  Through December 31, 2006, the private equity raise was used as follows:

Uses of Cash (assuming 2006 annual average of daily exchange rates)	Amount (000)
Slot machine purchases/replacements	$1,427
Route 59 renovation/expansion	1,682
Route 55 capital improvements	395
ACC working capital	360
TWC working capital	580
Capital Raise underlying costs	306
Total Uses of Cash	$4,750

As of March 8, 2007, the Company’s stock price was $3.15.  The following table sets forth the high and low prices of the Company’s Common Stock for fiscal years 2005 and 2006 as quoted on OTC Bulletin Board.

Common Stock	High	Low
2005
First Quarter	$3.05	$2.50
Second Quarter	$3.50	$2.50
Third Quarter	$2.70	$2.35
Fourth Quarter	$2.00	$1.60
2006
First Quarter	$3.50	$2.00
Second Quarter	$2.90	$2.35
Third Quarter	$2.80	$1.92
Fourth Quarter	$2.85	$2.10

As of March 8, 2007, there were (a) 7,840,870 outstanding shares of Common Stock held of record by approximately 114 holders; (b) outstanding options to purchase an aggregate of 249,735 shares of Common Stock; (c) outstanding $1.00 Series C Warrants to purchase an aggregate of 10,131 shares of Common Stock issued in connection with a private placement of common stock and associated warrants in March 1998; (d) outstanding $1.00 Series G warrants to purchase an aggregate 1,251 shares of Common Stock.

Item 6. Management’s Discussion and Analysis or Plan of Operations.

Forward-Looking Statements

This Form 10-KSB contains certain forward-looking statements. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expects,” “believes,” “anticipates,” “estimates,” or “intends” or comparable terminology are intended to identify certain forward-looking statements in this and other sections of the Form 10-KSB.  These statements, by their nature, involve substantial risks and uncertainties, both known and unknown, and actual results may differ materially from any future results expressed or implied by such forward-looking statements.  The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.  (See also “Plan of Operations and Important Factors to Consider” section below)

Exchange Rates

Due to the fact that the Company’s operations are located overseas, the results of the Company are subject to the impact of fluctuations in foreign exchange rates.  In May 2004, the Czech Republic joined the European Union (“EU”), but still has not yet adopted the Euro (“EUR”) currency.  Thus, the Company’s Czech operations conducted business in EURs and CZKs, the country’s local currency.  TWC does not hedge its currency holdings.

The impact of exchange rate fluctuations can be measured through a comparison of the rates of exchange for these two currencies to the USD, which are depicted on a quarterly average basis of daily rates, showing the trend, in the following table.

Period	USD	CZK 2006	CZK 2005	EUR 2006	EUR 2005

January through March	$1.00	23.8236	22.9139	0.8319	0.7623
April through June	$1.00	22.6462	23.9565	0.7965	0.7941
July through September	$1.00	22.2697	24.3836	0.7845	0.8197
October through December	$1.00	21.7878	24.6842	0.7760	0.8410

The balance sheet totals of the Company’s foreign subsidiaries at December 31, 2006 were converted to USDs using the prevailing interbank exchange rates at December 31, 2006, which are depicted in the following table.

As Of	USD	CZK	EUR
December 31, 2006	$1.00	20.8550	0.7580

Critical Accounting Policies

Management has identified the following as critical accounting policies that affect the Company’s consolidated financial statements.

Goodwill

Goodwill represents the excess of the cost of the Company’s Czech subsidiaries over the fair value of their net assets at the date of acquisition, which consists of only the Ceska and Rozvadov casinos.  Under Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill is no longer subject to amortization over its estimated useful life; rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test.  The impairment assessment requires the Company to compare the fair value of its Czech Republic reporting unit, comprised of its Ceska and Rozvadov casinos, to its carrying value (the net equity of the Company) to determine whether there is an indication that an impairment exists.  The fair value of the Czech Republic reporting unit is determined through a combination of recent appraisals of the Company’s real property and a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”), which was based on the Company’s experience and data from independent, third parties.  During the second quarter of 2006 and 2005, as required by SFAS No. 142, the Company performed the periodic fair-value based testing of the carrying value of goodwill related to its Czech Republic reporting unit, and determined that goodwill was not impaired and therefore that no reporting of impairment losses was warranted.

Results of Operations

The following discussion and analysis relates to the consolidated financial condition and results of operations of the Company for the years ended December 31, 2006 and 2005.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

($000s in thousands)

	Year Ended		Year Ended
	December 31, 2005	Change	December 31, 2006

Net income	$79
Revenues		2,967
Cost of revenues		(739)
Depreciation and amortization		(84)
Selling, general and administrative		(322)
Interest expense, net		120
Foreign currency transaction gain and other		6
Net income		1,948	$2,027

In the year ended December 31, 2006, the Company posted a 12.8%, or approximately $3.0 million, improvement on revenues of $26.2 million versus $23.2 million in the year ended December 31, 2005. The improvement was largely the result of the major revenue increase at the Company’s newest operating unit, Route 55, which was slightly offset by lower live game revenue at Route 59.  With the exception of Route 55’s 80% year-over-year attendance growth, the attendances at other units dipped slightly below their 2005 levels.

The Company’s cost of revenues increased by $739,000 over the prior year as a result of several factors.  The incremental costs associated with the volume increases at Route 55 were the principal contributor.  Other factors that also contributed to the increase in cost of revenues included: (i) the overall increase of gaming taxes, and specifically the hike of charity taxes from 8% to 10% on a substantial portion of the Company’s slot revenues, which, in 2006, exceeded the 100 million CZK revenue base; (ii) greater amenity expenses related to the Company’s aggressive promotional and player benefit programs; and (iii) higher labor costs related to quality and service enhancements in food and beverage operations.  These increases were partially offset by reduced foreign exchange-related transactional losses and to the elimination of slot revenue-based expenses.  In 2006, the Company’s slot lease expenses were approximately $2,316 versus $2,835 in 2005.

Depreciation and amortization expense increased by $84,000 in year 2006 versus the prior year, due primarily to the addition of Route 55 and to the Company’s new, fully-owned slot machines.

Selling, general and administrative expenses increased by approximately $322,000 in year 2006 in comparison to those of 2005, in large part, as a result of the following:  (i) incremental costs of operating Route 55; (ii) preopening expenses related to the Grand Casino Lav; (iii) higher promotional expenditures to increase and retain market share in the Company’s other units; and (iv) stock compensation expense of approximately $51,000, for the fair value of stock options awarded to key management employees.

Net interest expense decreased by $120,000 in 2006 versus the prior year due mainly to maturities of two loans:  The Interest Notes on June 26, 2006 and the lease buyback loan on the Route 59 on December 20, 2006.

Consequently, the Company posted a positive net income of approximately $2.0 million for the year ended December 31, 2006, versus a nominal net income of $79,000 for the year ended December 31, 2005.

Business Units:

Ceska, Czech Republic

2006 results were relatively flat to 2005 as live game attendance dipped 4%, while drop per head (“DpH”), the per guest average dollar value of gaming chips purchased, rose 4%.  Win percentage (“WP”), or the revenue retention percentage of total drop, fell 1.6 percentage points (“ppts”), thereby contributing to a live game revenue reduction of approximately 7% from 2005.  The decline in live game revenue was offset by a 19% increase in slot revenue, resulting in a 1% improvement in total revenues over the prior year.  Operating expenses, as a percentage of revenues, were up 1.6 ppts versus the same period in 2005, while overhead expenses were flat to 2005.  Consequently, 2006 unit earnings were on par with those of 2005.

Rozvadov, Czech Republic

For the year ended December 31, 2006, WP increased 3.9 ppts over 2005, contributing to a 1% improvement in total revenues.   As a percentage of revenues, operating expenses fell 7 ppts from 2005, thanks largely to the conversion to fixed equipment rent over slot revenue-based equipment lease expenses for some of its slot machines and the replacement of rented slot machines with company-owned units.  Overhead expenses saw a 2% reduction in the current year, thanks to lower marketing expenses, thereby contributing to a year over year unit earnings improvement of 60%.

Route 59, Czech Republic

2006 was a transitional year for Route 59.  The casino underwent an expansion and renovation project, pursuant to the Company’s capital improvement program, financed by a portion of the $4.75 million Capital Raise.  Although minimized by management, the construction impact on operations was unavoidable.  The presence of the 2006 FIFA World Cup matches in Germany, throughout the months of June and July 2006, preceding the renovation, had already served to reduce the attendance volume at the casino.  The cumulative and negative impact on attendance at this unit was greater than anticipated, specifically those of high-stake players, which drove down DpH by 16%, despite the fact that overall attendance was on par with the level achieved in 2005.  As a result, total revenues declined by 9% in the current year versus 2005.  Customer retention-related costs, such as gifts and giveaways, dominated operating and overhead expenses throughout the year and following the construction period, thereby reducing the margin to earnings.

Route 55, Czech Republic

In its second year of operation, business at Route 55 climbed steadily, with all statistical indicators reaching double and triple digit growth rates.  Attendance posted an 80% year-to-year increase, with live game revenue posting similar growth, while slot revenue doubled 2005’s.  As a result, total revenues increased 81% over 2005.  Moreover, operating and overhead expenses stabilized after its first year’s operation in 2005, resulting in a dramatic 300% unit earnings turnaround for the young casino.

Liquidity and Capital Resources

At December 31, 2006, the Company had a working capital deficit of approximately $2.6 million versus a working capital surplus of $161,000 at December 31, 2005, primarily as a result of weaker than expected results in Route 59.  Nevertheless, since the completion of the extension of the casino in mid-November 2006, operational results have improved.  Management believes that the completed product will better position Route 59 to recapture the business that it had missed in 2006 as well as attract new business.   Further, management anticipates improvement in its cash flow in 2007, as a result of the following major operational enhancements implemented in 2006: (i) purchases of a sizable number of new slot machines; (ii) successful renegotiation of equipment leases on a large portion of its existing inventory of slot machines, from a revenue-based structure to a fixed-rent basis; and (iii) the continuation of the growth stage of the Company’s newest and largest casino, Route 55.

For the year ended December 31, 2006, the Company had approximately $2.6 million of net cash provided by operating activities.  This was primarily a result of net income of approximately $2.0 million, $821,000 of depreciation and amortization, $147,000 in various accruals’ increases, $51,000 in options expense, and a $22,000 in interest payable, which were partially offset by increases in prepaid expenses and other current assets of approximately $385,000 and a decrease in cash of $123,000 resulting from changes in operational accounts payable.  For the year ended December 31, 2006, net cash used in investing activities was approximately $5.0 million attributable to the following:  (i) the Company’s capital investments of approximately $4.0 million into equipment purchases and renovation of Route 59; (ii)  issuance of notes receivable for equipment purchases of $737,000 and $199,000 for preopening costs to Grand Hotel Lav d.o.o., in connection with the Company’s management of the Grand Casino Lav; and (iii) payments for various deposits of approximately $488,000, which were partially offset by approximately $408,000 from equipment leaseback.  Net cash used in financing activities of approximately $1.2 million were due to repayments of the Interest Notes and other long-term debts related to the Route 59 building lease purchase, the Route 55 construction loan, and to an additional $74,000 in residual legal costs related to the $4.75 million Capital Raise.

The Company is also obligated under various contractual commitments over the next five years.  The following is a summary of the five-year commitments of the Company as of December 31, 2006:

(in thousands)		Less than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
Long-term, unsecured debt, US	$1,550	$—	$1,550	$—	$—
Long-term debt, foreign	1,903	604	1,299
Operating leases	957	309	601	47
Employment agreements	550	550

Total contractual obligations	$4,960	$1,463	$3,450	$47	$—

The Company’s management believes that its cash resources at December 31, 2006 and anticipated cash to be provided by 2007 operations will be sufficient to fund its activities for the year ending December 31, 2007.

Plan of Operations and Important Factors to Consider:

TWC management will continue to develop marketing and operational strategies designed to increase attendance and revenues at its existing locations in the Czech Republic, while striving to minimize costs, through cost-sharing alliances with non-competing businesses.  TWC will employ this formula in its newest unit in Split, Croatia in an effort to build a solid customer base from the local and regional markets.  Further, additional focus will be placed on developing marketing strategies that will specifically target the significant tourist market in the region, particularly in summer months.

Positive Stockholders’ Equity; Positive Operating Income

On December 31, 2006, the Company had a positive stockholders’ equity of approximately $20.3 million. For the year ended December 31, 2006, the Company achieved a net income of approximately $2.0 million, on total revenue of approximately $26.2 million.  The net income improvement was the result of several major factors, such as the increasing dominance of the Company’s largest casino, Route 55, coupled with reduced expenses associated with the leased gaming equipment and the addition of owned slot machines.  The ability of the Company to sustain profitability from its continuing operations will depend upon the successful management of gaming establishments in the Czech Republic, their expansions, the addition of business units, and the expansion of operations to include other sources of revenue.  There can be no assurance that the Company will achieve profitability as a result of these operations or otherwise.

Need to Diversify

At this time, the Company’s operations are primarily located in the Czech Republic.  The Company is currently seeking to develop or acquire additional interests in gaming operations and hotels in Europe.  However, there can be no assurance that the Company will be able to develop or acquire such new operations in the future.

Taxation of Gaming Operations

Gaming operators are typically subject to significant taxes, which may increase at any time. Any material increase in these taxes or fees would adversely affect the results of operations of the Company. The Czech Republic currently has a number of laws related to various taxes imposed by governmental authorities. Applicable taxes include VAT, gaming tax, charity tax, and payroll (social) taxes.  Tax declarations, together with other legal compliance areas (for example, customs and currency control matters) are subject to review and investigation by a number of authorities, which are authorized by law to impose extremely severe fines, penalties and interest charges, may create tax risks. Management believes that it has adequately provided for tax liabilities.

Dependence upon Key Personnel

The Company’s ability to successfully implement its strategy of expansion, manage the existing casinos, and maintain a competitive position will continue to depend, in large part, on the ability of Mr. Rami S. Ramadan, the Company’s President, Chief Executive Officer (“CEO”), and Chief Financial Officer (“CFO”).  The Company is also dependent upon other key employees, casino managers and consultants whom the Company retains from time to time.

Need for Additional Financing

Although the Company has achieved positive income for the fourth consecutive year, the Company, pursuant to its growth strategies, requires additional debt and/or equity financing for the acquisition and development of other businesses.  In this regard, the Company’s ability to obtain additional financing has been improved as a result of its recapitalization in 2003, which effectively reduced its then existing debt burden by approximately 80%, and by the $4.75 million Capital Raise in December 2005.  Despite these improvements, there can be no assurance that such financing will be available on terms favorable to the Company or at all.

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

Climate Impact

As the majority of the Company’s clientele travel from German and Austrian border regions, the casinos’ gaming total drops are highly dependent on the volume and frequency of these players’ visitations, which in turn impacts the operating revenues.  Wintry and icy climate conditions on the commute roads to the Company’s casinos can serve to drastically reduce the number of visitations and thereby the gaming total drops.  On the other hand, warm and favorable outdoor weather can also create a diversionary effect on players’ alternative activities, such as family outings and picnics.  The frequency and severity of any of these aforementioned climate conditions could have a material adverse effect on the results of operations of the Company.

Licensing and Regulation

The Company’s operations are subject to regulation by each local jurisdiction in which it operates or plans to operate, as well as to federal laws and the laws of any foreign country. Each of the Company’s officers may be subject to strict scrutiny and approval from the gaming commission or other regulatory body of each jurisdiction in which the Company may conduct gaming operations.

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

Possible Adverse Effect of Issuance of Preferred Stock

The Company’s Articles of Incorporation authorize the issuance of 4 million shares of “blank check” Preferred Stock, with designations, rights and preferences to be determined from time to time by its Board of Directors. Accordingly, the Company’s Board of Directors is empowered, without further stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the Preferred Stock could be used, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. The Company has no current plans to issue any shares of Preferred Stock. However, there can be no assurance that Preferred Stock will not be issued at some time in the future.

Dilutive Effect of Warrants and Options

As of March 8, 2007, warrants exercisable for a total of 11,382 shares of Common Stock and options for 249,735 shares of Common Stock are outstanding, which, if all were exercised, would represent 3.2% of the 8,101,987 shares of Common Stock that would be outstanding.  The issuance of such securities would have a dilutive effect on any earnings per share that the Company may generate when the earnings per share are evaluated on a diluted basis.

Item 7. Financial Statements.

The following items are included in this Report:

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Trans World Corporation

We have audited the accompanying consolidated balance sheets of Trans World Corporation and Subsidiaries (collectively, “the Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income and comprehensive income (loss), stockholders’ equity and cash flows for each of the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trans World Corporation and Subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/  Rothstein, Kass & Company, P.C.

Roseland, New Jersey
February 8, 2007

TRANS WORLD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005
(in thousands, except for share data)

	December 31, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash	$3,266	$6,595
Prepaid expenses	704	315
Notes receivable, current	223
Other current assets	592	269
Total current assets	4,785	7,179
PROPERTY AND EQUIPMENT, less accumulated depreciation of $5,257 and $4,058, as of December 31, 2006 and 2005, respectively	18,099	12,647
OTHER ASSETS:
Goodwill	5,815	4,942
Notes receivable, less current portion	713
Deposits and other assets	1,814	1,257
Total other assets	8,342	6,199

	$31,226	$26,025

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Long-term debt, current maturities	$604	$1,380
Accounts payable	1,904	1,762
Interest payable	72	51
Czech tax accrual	3,328	2,724
Accrued expenses and other current liabilities	1,497	1,101
Total current liabilities	7,405	7,018
LONG-TERM LIABILITIES:
Long-term debt, less current maturities	2,849	3,167
Other liabilities	718	460
Total long-term liabilities	3,567	3,627
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 4,000,000 shares authorized, none issued
Common stock $.001 par value, 9,500,000 shares authorized, 7,840,870 shares issued and outstanding in 2006 and 2005, respectively	8	8
Additional paid-in capital	47,720	47,743
Accumulated other comprehensive income	6,330	3,460
Accumulated deficit	(33,804)	(35,831)
Total stockholders’ equity	20,254	15,380

	$31,226	$26,025

See accompanying notes to consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2006 and 2005
(dollars in thousands, except for share data)

	Year Ended December 31,
	2006	2005
REVENUES	$26,216	$23,249
OPERATING EXPENSES:
Cost of revenues	14,746	14,007
Depreciation and amortization	821	737
Selling, general and administrative	8,395	8,073
	23,962	22,817
INCOME FROM OPERATIONS	2,254	432
OTHER INCOME (EXPENSES):
Interest income	50	2
Interest expense	(280)	(352)
Foreign currency transaction gain (loss)	3	(5)
Other		2
	(227)	(353)

NET INCOME	2,027	79
Other comprehensive income (loss), foreign currency translation adjustments, net of tax	2,870	(1,278)

COMPREHENSIVE INCOME (LOSS)	$4,897	$(1,199)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	7,840,870	5,096,229
Diluted	7,875,681	5,099,879
EARNINGS PER COMMON SHARE:
Basic	$0.26	$0.02
Diluted	$0.26	$0.02

See accompanying notes to consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2006 and 2005
(dollars in thousands, except for share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balances, January 1, 2005	5,031,681	$5	$43,228	$4,738	$(35,910)	$12,061

Private placement, net of costs	2,809,188	3	4,515			4,518

Foreign currency translation adjustment				(1,278)		(1,278)

Net income					79	79

Balances, December 31, 2005	7,840,869	8	47,743	3,460	(35,831)	15,380

Reissuance of stock certificate (impact of 100-1 reverse adjustment)	1

Private placement residual costs			(74)			(74)

Issuance of stock options			51			51

Foreign currency translation adjustment				2,870		2,870

Net income					2,027	2,027

Balances, December 31, 2006	7,840,870	$8	$47,720	$6,330	$(33,804)	$20,254

See accompanying notes to consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2006 and 2005
(dollars in thousands, except for share data)

	Year Ended December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,027	$79
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	821	737
Stock options expense	51
Gain on sale of equipment		(3)
Gain on settlement of promissory note		(108)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(385)	(112)
Deposits and other assets		66
Accounts payable	(123)	570
Interest payable	22
Czech tax accrual	64	1,055
Accrued expenses and other current liabilities	83	(746)
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,560	1,538
CASH FLOWS FROM INVESTING ACTIVITIES:
Renovation and purchases of property and equipment	(4,013)	(2,528)
Proceeds from the sale of equipment	408	3
Refund of security deposit		20
Payments for deposits and other assets	(488)
Issuance of notes receivable	(936)
NET CASH USED IN INVESTING ACTIVITIES	(5,029)	(2,505)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement		4,750
Payment of promissory note		(197)
Proceeds from long-term debt		2,084
Payments of long-term debt	(1,122)	(1,658)
Payments of financing costs	(74)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,196)	4,979

EFFECT OF EXCHANGE RATE CHANGES ON CASH	336	(103)
NET INCREASE (DECREASE) IN CASH	(3,329)	3,909
CASH:
Beginning of year	6,595	2,686

End of year	$3,266	$6,595

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$211	$392

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issuance as partial finder’s fee	$	$25
Accrued finder’s fee for private placement	$	$212
Conversion of accrued interest to debt	$	$20

See accompanying notes to consolidated financial statements

NOTE 1 - Nature of Business and Liquidity

Nature of Business

Trans World Corporation and Subsidiaries (collectively, “TWC” or the “Company”), a Nevada corporation, is primarily engaged in the gaming business in the Czech Republic.

The Company owns and operates four casinos in the Czech Republic (“CZ”), and manages, under contract, one casino and nightclub in Croatia.  Two of the Czech casinos are located in the western part of the CZ, close to the border of Germany.  The larger of the two, located in Ceska Kubice (“Ceska”), currently has 16 gaming tables and 52 slot machines. The smaller, Rozvadov (“Rozvadov”) is located in the town of Rozvadov and currently has 10 gaming tables and 30 slot machines.  The other two Czech casinos are located in the southern part of the CZ, close to the Austrian border.  The larger of these two, “Route 55”, located in Dolni Dvoriste, now has 21 gaming tables, 100 slot machines, a 70-seat Italian restaurant and a bar and grill.  The other casino, “Route 59”, which recently underwent a major building expansion and renovation, is located in Hate, near Znojmo, and currently has 21 gaming tables and 102 slot machines.

On September 21, 2006, the Company was selected to manage the Grand Casino Lav and Nightclub (the “Grand Casino Lav”), located in the newly opened Le Meridien Lav, Split resort in Podstrana, Croatia.  The management agreement with Grand Hotel Lav d.o.o., the property owner, provides for a 10-year term, with optional renewal periods of five (5) years each, subject to certain performance conditions.   In addition to marketing to the existing hotel guests, American Chance Casinos (“ACC”) will target the local market of Split, the second largest city in Croatia.

As the Grand Casino Lav opened in the last part of December 2006, its contribution to the year 2006 operational results was immaterial.  Thus, all discussions of operational performance and results herein are limited to the Company’s fully-owned and operated units in the Czech Republic.

Liquidity

At December 31, 2006, the Company had a working capital deficit of approximately $2,620 versus a working capital surplus of $161 at December 31, 2005, primarily as a result of weaker than expected results in Route 59.  Since the completion of the extension of the casino in mid-November 2006, operational results have improved.  Management believes that the completed product will better position Route 59 to recapture the business that it had missed in 2006 as well as attract new business.  Further, management anticipates improvement in its cash flow in 2007, as a result of the following major operational enhancements implemented in 2006: (i) purchases of a sizable number of new slot machines; (ii) successful renegotiation of equipment leases on a large portion of its existing inventory of slot machines, from a revenue-based structure to a fixed-rent basis; and (iii) the continuation of the growth stage of the Company’s newest and largest casino, Route 55.

The Company’s management is seeking to secure additional financing to acquire and develop new business units.  Additionally, the Company is involved in several development projects, including the potential development of hotels in Hate and in Folmava, Czech Republic, and the potential acquisition of existing hotels in Europe.  There can be no assurances that management’s plans will be realized.

The Company’s management believes that its cash resources at December 31, 2006 and anticipated cash to be provided by 2007 operations are sufficient to fund its activities for the year ending December 31, 2007.

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

Goodwill - Goodwill represents the excess of the cost of the Company’s Czech subsidiaries over the fair value of their net assets at the date of acquisition, which consists of only the Ceska and Rozvadov casinos.  Under Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill is no longer subject to amortization over its estimated useful life; rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test.  The impairment assessment requires the Company to compare the fair value of its Czech Republic reporting unit, which is comprised of its Ceska and Rozvadov casinos, and the Company’s reporting unit as defined under SFAS No. 142, to its carrying value (the net equity of the Company) to determine whether there is an indication that an impairment exists.  The fair value of the Czech Republic reporting unit is determined through a combination of recent appraisals of the Company’s real property and a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”), which was based on the Company’s experience and data from independent, third parties.  During the second quarter of 2006 and 2005, as required by SFAS No. 142, the Company performed the periodic fair-value based testing of the carrying value of goodwill related to its Czech Republic reporting unit, and determined that goodwill was not impaired.

Comprehensive Income – The Company complies with SFAS No. 130, “Reporting Comprehensive Income.”  SFAS No. 130 establishes rules for reporting and display of comprehensive income (loss) and its components.  SFAS No. 130 requires the Company’s change in the foreign currency translation adjustments to be included in other comprehensive income (loss).

Foreign Currency Translation - The Company complies with SFAS No. 52, “Foreign Currency Translation,” which states that for foreign subsidiaries whose functional currency is the local foreign currency, balance sheet accounts and cash flows are translated at exchange rates in effect at the end of the year and resulting translation adjustments are included in “accumulated other comprehensive income.”  Statement of income accounts are translated by applying monthly averages of daily exchange rates on the respective monthly local statement of operations accounts for the year.

The impact of foreign currency translation on goodwill is presented below:

	Applicable
	Foreign Exchange
As of December 31, 2006 (in thousands)	Rate (“FX”)(2)	Goodwill
Residual balance, as of January 1, 2003 (in USD) (1)		USD	3,579	(A)

USD residual balance (A), translated at March 31, 1998 (date of acquisition), at FX (ie. 2003 CZK Balance)	33.8830	CZK	121,267

2003 CZK balance, translated to USD: At December 31, 2006 at FX of:	20.8550	USD	5,815	(B)

Net increase (step-up) to Goodwill (adjustment made to Translation Adjustment in consolidation):			2,236	(B-A)
Increase to Goodwill (C) is booked as follows:
(Step-up) for the year ended December 31, 2003 at FX of	26.0300	USD	1,080
(Step-up) for the year ended December 31, 2004 at FX of	22.3580	USD	765
(Step-down) for the year ended December 31, 2005 at FX of	24.5390	USD	(482)
(Step-up) for the year ended December 31, 2006 at FX of	20.8550	USD	873
			2,236

(1)            Goodwill was amortized over 15 years until the Company started to comply with SFAS No. 142, “Goodwill and Other Intangible Assets.” This balance represents the remaining, unamortized goodwill, after an impairment charge taken prior to January 1, 2003.

(2)            Interbank rates taken from Oanda.com

Earnings Per Common Share - The Company complies with SFAS No. 128, “Earnings per Share,” which states that basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share incorporate the dilutive effect of common stock equivalents on an average basis during the period.  The Company’s common stock equivalents currently include stock options and warrants.  Unexercised warrants and stock options to purchase shares of common stock as of December 31, 2006 and 2005 are approximately 261,117 and 196,742 respectively.

Income Taxes - The Company complies with SFAS No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed for differences between the financial statement and the tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.

Revenue Recognition - Casino revenue is defined as the net win from gaming activities, which is the difference between gaming wagers and the amount paid out to patrons.  Revenues generated from ancillary services, including sales of food, beverage, cigarettes, and casino logo merchandise are recognized at the time the related services are performed and represent less than three percent of total revenues.

Promotional Allowances - Promotional allowances primarily consist of food and beverages furnished gratuitously to customers.  For the years ended December 31, 2006 and 2005, revenues do not include the retail amount of food and beverage of $2,675 and $1,873, respectively, provided gratuitously to customers.  The cost of these items of $997 and $826, respectively, is included in cost of revenues.

External Advertising -  The Company complies with the accounting and reporting requirements of the AICPA Statement of Position (SOP) 93-7, Reporting on Advertising Costs.  External advertising expenses are charged to operations as incurred and were $924 and $1,418 for the years ended December 31, 2006 and 2005, respectively.

Fair Value of Financial Instruments - The fair values of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” approximate their carrying amounts presented in the accompanying consolidated balance sheets at December 31, 2006 and 2005.

Use of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

Stock-based Compensation - The Company complies with SFAS No. 123R, “Share-Based Payment,” issued in December 2004.  SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25 (“APB No. 25”). Among other items, SFAS No. 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the fair value of those awards as of the vested date in the financial statements. The effective date of SFAS No. 123R for the Company is the first quarter of 2006. SFAS No. 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments vested after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permit entities to restate financial statements of previous periods, either for all prior periods presented or to the beginning of the fiscal year in which the statement is adopted, based on previous pro forma disclosures made in accordance with SFAS No. 123. Accordingly, the Company has adopted the modified prospective method of recognition, and began applying the valuation and other criteria to stock options granted beginning January 1, 2006.  The Company is recognizing expense for the unvested portion of previously issued grants based on the valuation and attribution methods used previously to calculate the pro forma disclosures.  The Company did not recognize expense for employee stock options prior to January 1, 2006.

The Company currently utilizes the Black-Scholes option pricing model to measure the fair value of stock options granted to certain key employees. While SFAS No. 123R permits entities to continue to use such a model, it also permits the use of a “lattice” model. The Company expects to continue using the Black-Scholes option pricing model in connection with its adoption of SFAS No. 123R to measure the fair value of stock options granted.

The assumptions and resulting fair values of stock options granted in the year ended December 31, 2006 are as follows:

2006

Average expected term (in years)	6.2
Average risk-free interest rate	4.6%
Average expected volatility	44%
Dividend yield	0%
Weighted average fair value per share of options granted	$1.14

In 2006, the Company expensed approximately $51 for vested options to certain key management employees, which was recognized in its selling, general and administrative expenses in the consolidated statement of income.

New Accounting Pronouncements - In June 2006, the Financial Accounting Standards Board (FASB) issued FIN No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109. FIN No. 48 requires that management determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets this recognition threshold, the position is measured to determine the amount of benefit to be recognized in the financial statements. The Company will adopt the provisions of FIN No. 48 beginning in the first quarter of 2007. The Company is currently evaluating the impact of adopting FIN No. 48 on its financial condition, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

NOTE 3 - Property and Equipment

At December 31, 2006 and 2005, property and equipment consists of the following:

	2006	2005
Land	$2,440	$2,067
Building and improvements	11,828	9,973
Gaming equipment	1,420	237
Furniture, fixtures and other equipment	7,665	4,428

	23,353	16,705
Less accumulated depreciation and amortization	(5,254)	(4,058)

	$18,099	$12,647

NOTE 4 - Long-Term Debt

At December 31, 2006 and 2005, long-term debt consists of the following:

	2006	2005
Interest Notes (a)	$—	$455
Replacement Notes (b)	1,550	1,550
Route 59 building acquisition loan (c)		460
Route 55 construction term loan (d)	1,903	2,082

	$3,453	$4,547

(a)            The Interest Notes, which had three-year terms, provided for monthly payments of principal and interest of approximately $78, matured in June 2006.

(b)           The Replacement Notes, which have seven-year terms, have tiered, simple interest rates: 6% for the first three years, 9.3% for the fourth year and 10% for the fifth through the seventh years.  For the first three years of the term, one half of the accrued annual interest was payable, beginning on July 26, 2004, with the accrued interest balance payable at maturity.  For the last four years of the term, all annual interest accrued will be payable in full on July 26 of each of these last four years.

(c)            In March 2002, the Company exercised its right to purchase the Route 59 building lease.  The building lease buyout of €1,600, or approximately $2,100 using 2006 year-end exchange rate, was financed by a loan from a local Czech Republic bank.  The bank note, which was collateralized by the Route 59 building, the Company’s Rozvadov casino and an employee housing building, matured in December 2006.

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

Principal payments due on long-term debt are as follows:

Year ending December 31,
2007	$604
2008	604
2009	595
2010	1,650

$3,453

NOTE 5 - Accrued Expenses and Other Current Liabilities

At December 31, 2006 and 2005, accrued expenses and other current liabilities consist of the following:

	2006	2005
Accrued payroll and related costs	$854	$628
Short-term portion of capital lease obligations	234
Operational accruals	277	261
Gaming equipment purchases	132
Accrued finder’s fee		212

	$1,497	$1,101

NOTE 6 - Commitments and Contingencies

Lease Obligations - The Company is obligated under several operating leases expiring through 2010.  Future aggregate minimum annual rental payments under all of these leases for the next four years are as follows:

Year ending December 31,
2007	$97
2008	100
2009	102
2010	47

Rent expense under these operating leases was approximately $97 and $97 for the years ended December 31, 2006 and 2005, respectively.

The Company is also obligated under certain five-year, slot equipment operating leases, which include a monthly rental fee per slot machine, and an option for replacement to different/newer machines.  In 2006, the Company’s slot lease expenses were approximately $2,316 versus $2,835 in 2005.

Lease Termination - In December 2005 and pursuant to the lease, the Company closed Hollywood Spin Restaurant and Slot Bar (“Hollywood Spin”).  The decision to close the unit was based upon lack of attendance at the mall.  The Company alleges that the landlord failed to honor its contractual obligation under the lease regarding efforts to bring attendance to the mall.  Accordingly, the Company is seeking legal remedies relative to this issue.

There were no significant amounts to accrue in 2005 pursuant to SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” as personnel and a majority of the property and equipment were relocated from Hollywood Spin to the Company’s other casinos.

Employment Agreements - The Company has entered into employment agreements with certain of its executives, which provide for annual compensation, plus in most cases, participation in future benefit programs and stock options plans.  As of December 31, 2006, only $550 of annual compensation, payable in 2007, remains under these employment agreements.

Pursuant to a renewal of the employment agreement with the Company’s Chief Executive Officer (“CEO”) in July 2005, the CEO received a grant of seven-year options to purchase an aggregate total of 175,000 shares of the Company’s Common Stock in allotments of 35,000 shares per annum over a five year vesting period.  These options are exercisable at prices, depending on point in time, ranging from $2.80 per share on July 1, 2005 to $4.11 per share on January 1, 2012.  Also pursuant to the July 2005 employment agreement with the Company’s CEO, upon reaching designated earnings per share targets, the CEO will be granted 75,000 restricted shares of the Company’s Common Stock in 25,000 allotments.

401 (k) and Profit Sharing Plan - The Company maintains a contributory 401(k) plan and a profit sharing plan.  These plans are for the benefit of all eligible corporate employees, who may have up to 15% of their salary withheld, not to exceed $15 (in the year ended December 31, 2006).  The

Company makes a voluntary matching contribution based on a portion of salary withheld, which totaled $51 in 2006 and $36 in 2005.

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

NOTE 7 - Risks and Uncertainties

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

In 1998, the Czech Republic’s House of Deputies passed an amendment to the gaming law, which restricted foreign ownership of casino licenses. In response, the Company restructured its subsidiaries and Czech legal entities to comply with the amendment and was subsequently granted a 10-year gaming license.  There can be no assurance that the authorities in the Czech Republic will not amend the gaming law as it pertains to foreign ownership of casino licenses.  In the event the gaming laws are amended in the future, it may have a material adverse effect on the Company’s future profitability and operations. Further, there has been increased competition in the areas where the Company operates because local municipalities no longer have control over the issuance of casino licenses, thereby effectively eliminating exclusivity.

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

Cash - Cash consists of cash in banks and on hand.  The Company maintains its bank accounts at several financial institutions, which, at times, may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits.  In addition, the FDIC does not insure the Company’s foreign cash, which totaled approximately $2,927 and $1,995 at December 31, 2006 and 2005, respectively.  The Company has not incurred any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

NOTE 8 - Related Party Transactions

At December 31, 2006 and 2005, approximately $nil and $372, respectively, of the Interest Notes were held by Value Partners, Ltd., an approximate 44% owner of the Company’s issued and outstanding common stock as of December 31, 2006.  Related interest expense was approximately $9 and $60 for the years ended December 31, 2006 and 2005, respectively.

During the year ended December 31, 2006, the Company utilized the services of an attorney who is the brother of the Company’s managing director of Czech operations.  Fees paid to the attorney during 2006 totaled approximately $17.  At December 31, 2006, approximately $7 was owed to the attorney for services rendered through such date.

NOTE 9 - Stockholders’ Equity

In December 2005, the Company completed the private placement of 2,794,188 shares of its common stock with several “accredited investors,” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, of shares of Common Stock, for an aggregate purchase price of $4,750 or $1.70 per share, the then listed market price of the Company’s common stock (the “$4.75 million Capital Raise”).  The placement agent received 15,000 shares of the Company’s common stock at $25 or $1.70 per share, as partial consideration for its finder’s fee.  Associated costs of the private placement, which included finder’s fees, and legal and accounting fees, totaled approximately $306 and have been reflected as a reduction of additional paid-in capital.

NOTE 10 - Other Assets and Liabilities

Notes Receivables — In connection with the TWC’s management of the Grand Casino Lav and Nightlcub, the Company extended three EUR loans to Grand Hotel Lav, d.o.o., the owner of the Grand Casino Lav and Nightclub, as follow:  (i) a three-year, 4.0% interest per annum loan up to €1,000, or approximately $1,322 using 2006 year-end exchange rates, for the equipment purchases, of which $737 has been drawn as of December 31, 2006; (ii) a two-year, non-interest bearing loan up to €600, or approximately $793 using 2006 year-end exchange rates, for preopening costs related to the casino and nightclub, of which $199 has been drawn as of December 31, 2006; and (iii) a one-year (renewable), non-interest bearing loan up to €300, or $397 using 2006 year-end exchange rates, for working capital, which has not been drawn.  The last possible date of drawing on these loans is February 28, 2007, and will commence repayments on May 31, 2007.

Other Assets - Included in other assets are restricted deposits, aggregating 24,000 CZK, relating to Czech license bond requirements.  Using year-end exchange rates, these deposits have been translated to $1,151 and $978 at December 31, 2006 and 2005, respectively.

Other Long-term Liabilities - At December 31, 2006 and 2005, other long-term liabilities consisted of the following:

	2006	2005
Deferred executive incentives	$150	$315
Accrued Interest	141	93
Capitalized leases	427	52

	$718	$460

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

At December 31, 2006, the Company had U.S. and foreign net operating loss carry forwards (“NOL’s”) of approximately $29,571 and 3,060, respectively, available to offset certain future taxes payable.  However, based on limited analysis, the sizable warrant exercise in February 2001 or earlier events may have triggered significant limitations of preexisting U.S. NOL’s, pursuant to Internal Revenue Code Section 382, to the extent that substantially all of the Company’s existing U.S. NOL’s prior to February 2001, aggregating approximately $15,565, may be significantly limited.  The U.S. NOL’s generated subsequent to February 2001, aggregating approximately $14,006 resulted in an estimated $5,602 deferred tax asset at December 31, 2006 and the foreign NOL resulted in an estimated 796 deferred tax asset at December 31, 2006.  A full valuation allowance has been established for these deferred tax assets since its realization is considered unlikely.

The U.S. NOL’s expire between 2010 and 2026.  The foreign NOL’s expire between 2006 and 2010.  During the year ended December 31, 2006, approximately $672 of foreign NOL’s expired.  The following table presents the U.S. and foreign components of pretax income before income taxes for the years ended December 31, 2006 and 2005:

	2006	2005

U.S.	$(1,998)	$(1,557)
Foreign	4,025	1,636

	$2,027	$79

The Company’s effective income tax rate differs from the U.S. federal statutory income tax rate primarily because gaming income, the Company’s primary revenue source, is not subject to income tax.  Further, the Company’s effective income tax rate differs from the U.S. statutory income tax rate as a result of the Company maintaining a full valuation allowance on its NOL’s.

NOTE 12 - Stock Options and Warrants

Stock Options

The activity in the Company’s stock option plans is as follows:

	Number of Options	Range of Exercise Price	Weighted Average Exercise Price
Balance outstanding,
January 1, 2005	11,060	$2.00-83.00	$18.32

Granted	175,300	2.00-3.05	2.80

Expired	(1,000)	61.00	61.00

Balance outstanding,
December 31, 2005	185,360	$2.00-83.00	$3.41

Granted	65,375	2.50-2.90	2.50

Expired	(1,000)	61.00	61.00

Balance outstanding,
December 31, 2006	249,735	$2.00-83.00	$3.07

Exercisable,
December 31, 2006	114,735	$2.00-83.00	$3.31

The option exercise price per share was equal to or above the market value of the underlying stock on the date of grant. Options generally expire between five and ten years after the date of grant or earlier upon termination, as defined in the plans.

Additional information about the Company’s outstanding stock options at December 31, 2006 is as follows:

Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price

$0.01 to $2.00	75	9.00	$2.00
$2.01 to $2.50	65,075	6.16	$2.50
$2.51 to $3.00	176,175	5.51	$2.97
$3.01 to $4.00	2,675	7.41	$3.45
$4.01 to $5.00	1,875	5.12	$4.96
$5.01 to $10.00	1,925	6.34	$6.44
$10.01 to $25.00	1,355	3.73	$17.93
$25.01 to $50.00	420	2.87	$36.60
$50.01 to $75.00	100	2.95	$51.00
$83.00	60	2.75	$83.00
	249,735	5.69	$3.07

Warrants

For the years ended December 31, 2006 and 2005, warrant activity is as follows:

Exercise Price Per Share	Warrants Expiring	Balance January 1, 2005	Exercised 2005	Expired 2005	Balance Decenber 31, 2005	Exercised 2006	Expired 2006	Balance December 31, 2006
$150.00	12/31/2005	32,001	—	(32,001)	—	—	—	—
100.00	12/31/2005	9,600		(9,600)	—		—	—
1.00	3/31/2008	11,382			11,382			11,382

		52,983	—	(41,601)	11,382	—	—	11,382

All warrants outstanding at December 31, 2006 are exercisable.

NOTE 13 — Compensation Plans

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

The 2004 Equity Plan provides that certain awards made under the plan may be eligible to qualify as “qualified performance-based compensation” which may be exempt from the $1,000 deduction limit imposed on publicly-held corporations by Section 162(m) of the Internal Revenue Code. 262,383 shares of Common Stock will be authorized and available for issuance pursuant to awards granted under the 2004 Equity Plan, including 10,800 shares previously available for grant under the 1998 Plan. In June 2005, the Shareholders of the Company, at its Annual Meeting, approved amendments, facilitating the Committee with discretion to grant to any participant annually up to 250,000 shares of Common Stock and to determine whether to include a one-year vesting requirement for any future grants awarded under the 2004 Equity Plan to any of the Company’s employees. The shareholders of the Company at its Annual Meeting, held in April 2006, approved amendments to increase the 2004 Equity Plan authorized shares that may be issued under the provisions by an additional 125,365, which included the 365 shares remaining in the 1999 Non-Employee Director Stock Option Plan (the “1999 Plan”) that have not been awarded to date, thereby creating a new total of 387,748 authorized and available for issuance, of which 72,748 remained available for issuance as of December 31, 2006. Additionally, the amendments provide that option awards will be available for grants to the executive officers and non-employee directors as well as other key employees, except that non-employee directors are eligible to receive only awards of non-incentive stock options. Type of awards which may be granted, under the 2004 Equity Plan, by the Compensation Committee of the Board, in its discretion from time to time, include stock options, stock appreciation rights, restricted stock and restricted stock units, other stock-based awards and performance awards.

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

Deferred Compensation Plan

On May 17, 2006, the Compensation Committee of the Board unanimously approved and adopted TWC’s Deferred Compensation Plan (the “Deferred Plan”), which provides certain key employees and non-employee directors the opportunity to elect to defer receipt of specified portions of their compensation and to have such deferred amounts treated as if invested in the Common Stock of the Company.

The Company adopted the Deferred Plan with the intention that it shall at all times be characterized as a “top hat” plan of deferred compensation maintained for a select group of management, as described under ERISA Sections 201(2), 301(a)(3) and 401(a)(1) and the Deferred Plan shall at all times satisfy Section 409A of the Code. The unfunded Deferred Plan obligations are payable only in the form of common stock upon the earlier of: (i) a designated, in-service distribution date which must be a minimum of three (3) years from the year of the first deferral; (ii) separation of employment; (iii) disability; (iv) change in control; or (v) death. A participant’s election form must specify whether the payments will be made by lump sum or by installments, and the number of annual installments (with a minimum of two (2) and a maximum of five (5) installments) as may be directed by the participant in his or her election form.

2006 Profit Sharing Plan

The 2006 Profit Sharing Plan was approved by the Compensation Committee of the Board on August 2, 2006 and is subject to conditions outlined in the Deferred Plan.

The 2006 Profit Sharing Plan permits designated key management employees (“KME”) to share in the profits of the Company. The profit sharing pool will be calculated based on a graduated scale of the attainment of consolidated year-end net income before taxes versus the annual budget and the maximum sum to be distributed from that pool is set at 30% of the aggregate of the annual salaries of the KMEs. Each KME is required, pursuant to the rule of the 2006 Profit Sharing Plan, to defer 20% of his annual profit sharing award, if attained, in accordance with the Deferred Plan described above.

NOTE 14 — Subsequent Event

On January 19, 2007, in consideration of his service, the Compensation Committee of the Board granted the CEO, Mr. Ramadan, a merit-based award of $100 and effective February 4, 2007, seven year options to purchase 50,000 shares of Common Stock, with options to purchase 12,500 shares to be vested immediately, and options to purchase 12,500 shares to be vested each subsequent year on the anniversary of the date of grant. The exercise price of these options is set at $3.75 per option.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 9. Directors and Executive Officer; Compliance with Section 16(A) of the Exchange Act.

The following table provides information as of March 8, 2007 with respect to each of the Company’s directors and each Executive Officer:

Name	Age	Position in the Company	Director or Executive Since
Rami S. Ramadan	57	CEO, CFO, President and Director	1999
Julio E. Heurtematte, Jr.(1)	71	Director	1998
Malcolm M.B. Sterrett (1)	64	Director	1998
Geoffrey B. Baker (1,2)	57	Director	1999
Timothy G. Ewing (1)	46	Director	2004

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

Julio E. Heurtematte, Jr. Mr. Heurtematte is a private investor.  Since 1989 he has also been a consultant, specializing in international projects, trade and investments.  From 1963 to 1989 Mr. Heurtematte served with the Inter-American Development Bank in several capacities, the last as Deputy Manager for Project Analysis

Malcolm M. B. Sterrett. Mr. Sterrett is a private investor. From 1989 to 1993, he was a partner at the law firm of Pepper Hamilton & Scheetz, in Washington, D.C. From 1988 to 1989, he served as General Counsel to the U.S. Department of Health and Human Services and from 1982 to 1988 he was a Commissioner on the U.S. Interstate Commerce Commission. Before that, he was Vice President and General Counsel to the United States Railway Association and served as Staff Director and Counsel to the U.S. Senate Committee on Commerce, Science and Transportation.  Until August 2006, Mr. Sterrett had served as a member of the board of directors as well as on some board committees of Telos Corporation.

Geoffrey B. Baker.   Mr. Baker is a private investor and since 1983 has been a partner in a private investment firm and a member of various corporate and civic boards. A graduate of Stanford University and Georgetown University Law Center, Mr. Baker previously served as Legislative Director to U.S. Senator Lowell P. Weicker, Jr., and as Professional Staff Member on the U.S. Senate Committee on Commerce, Science and Transportation.

Timothy G. Ewing.   Mr. Ewing has been a director since June 2004.  Mr. Ewing, a Chartered Financial Analyst, is the managing partner of Ewing & Partners and the manager of Value Partners, Ltd., a private investment partnership formed in 1989, and of the Endurance Partnerships, formed in 2001.  Mr. Ewing sits on the board of directors of Cherokee, Inc. (NASDAQ:  CHKE) in Van Nuys, CA since 1997.  He is the chairman of the board of Harbourton Capital Group (OTC:  HBTC) in McLean, VA and has served on its board of directors since 2000.  In addition, he is immediate past chairman and an executive board member of the Dallas Museum of Nature & Science, serves on the board of directors of The Dallas Opera, the board of trustees of the Baylor Healthcare System Foundation, and the advisory board of the University of Texas at Dallas’ Holocaust Studies Program.

Information about the Board and its Committees:

The Company’s Board of Directors, which is chaired by Mr. Sterrett in a non-executive role, manages the business and affairs of the Company.  The Board holds biweekly conference calls and meets on an as-needed basis.  The Board has established several committees, described below, which also meet on an as-required basis during the year.  The Board met three times and conducted business by consent twice during the Company’s fiscal year ended December 31, 2006.  No director of the Company attended fewer than 75% of the total number of meetings of the Board or meetings of committees of the Board during the year ended December 31, 2006.

The Board of Directors has established the following committees:

Audit Committee

The Audit Committee reviews and approves internal accounting controls, internal audit operations and activities, the Company’s annual report and audited financial statements, the selection of the Company’s independent auditors, the activities and recommendations of the Company’s independent auditors, material changes in the Company’s accounting procedures, the Company’s policies regarding conflicts of interest and such other matters as may be delegated by the Board. The Audit Committee, composed of Mr. Baker, the Committee’s Chairman, Messrs. Heurtematte, Sterrett and Ewing, all non-employee, “independent” directors, met once and conduced business by consent once in 2006.  Additionally, the Committee’s Chairman conferred four times via telephone with the committee members regarding audit matters throughout 2006.

Compensation Committee

The Compensation Committee sets the compensation for executive officers of the Company and sets the terms of grants of awards under the 1999 Non-Employee Director Stock Option Plan (the “1999 Plan”), the 2004 Equity Plan and any other equity-based compensation plans adopted by the Company. The Compensation Committee, composed of Mr. Heurtematte, the Committee’s Chairman, Messrs. Baker, Sterrett and Ewing, met once in 2006 and conducted business by consent three times in 2006.

Nominating Committee

The Nominating Committee has the responsibilities set forth in its Charter, including recommending Board nominees, determining the qualifications for such nominees and assisting the Board of Directors in interpreting and applying the Company’s Corporate Governance Guidelines.  The Nominating Committee is composed of Mr. Ewing, its Chairman, Messrs. Baker, Heurtematte and Sterrett, and met once during 2006.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than 10% of the Company’s Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”) and the National Association of Securities Dealers, Inc. by certain dates.  Officers, directors and 10% stockholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file.

Prior to June 2003, Value Partners held a controlling 57.5% of the Company’s issued and outstanding Common Stock.  Further, as part of its participation in the 2003 Recapitalization, Value Partners received an additional 3,270,104 shares.  At December 31, 2005, after the issuance of an aggregate of 2,809,188 shares of Common Stock as part of the $4.75 million Capital Raise, Value Partners’ beneficial ownership was reduced from 70.9% to 45.4% and as of December 31, 2006, Value Partners’ beneficial ownership was 44.4% of the Company’s issued and outstanding Common Stock.

As part of their participation in the $4.75 million Capital Raise, Special Situations Private Equity Fund LLP and Special Situations Cayman Fund, LP, (collectively referred to as “Special Situations Funds”), and Wynnefield Small Cap Value Offshore Fund, Ltd acquired 16.9% and 11.3%, respectively, of the Company’s issued and outstanding Common Stock.

The Company knows of no other person or entity who owns 10% or more of the Company’s Common Stock.

Based solely on review of the copies of such forms either filed by the Company on behalf of its directors or furnished to the Company, the Company believes that all applicable Section 16(a) filing requirements were satisfied by its directors and executive officer during 2006.

Code of Ethics

The Board of Directors adopted a Code of Ethics which covers all executive officers of TWC and its subsidiaries.  The Code of  Ethics requires that senior management avoid conflicts of interest; maintain the confidentiality of information relating to the Company; engage in transactions in the Common Stock only in compliance with applicable laws and regulations and the requirements set forth in the Code of Ethics; and comply with other requirements which are intended to ensure that such officers conduct business in an honest and ethical manner and otherwise act with integrity and in the best interest of TWC.  In February 2007, all executive officers of the Company reaffirmed, in writing, their commitment to the Company’s Code of Ethics.

A copy of the Company’s Code of Ethics will be furnished to any person upon written request from any such person.  Requests should be sent to:  Rami S. Ramadan, President, Chief Executive Officer and Chief Financial Officer, Trans World Corporation, 545 Fifth Avenue, Suite 940, New York, New York 10017.

Item 10. Executive and Directors’ Compensation

Compensation Discussion and Analysis

Overview of Compensation Philosophy and Program.  TWC’s compensation philosophy is to provide compensation to its executive officers that is competitive in the marketplace in order to attract and retain qualified and experienced officers.  The compensation of the Company’s principal executive officer, including the various components of such compensation, is determined by the Compensation Committee.  The Committee consists solely of non-employee directors who meet all applicable requirements to be independent of management.  In addition, the

Committee uses, from time to time, an independent outside consulting firm that provides information regarding the compensation paid by the Company’s peer group, as described below.

When setting the compensation of its principal executive officer, the Committee generally targets compensation which is comparable with the Company’s peer group with respect to each of the Company’s components of compensation.  The compensation the Company provides to its executive officer primarily consists of the following:

•                  annual base salary,

•                  annual cash bonus,

•                  stock options,

•                  restricted stock awards to a lesser extent and

•                  other forms of compensation as approved by the Committee.

Since 1999, the Company has implemented various stock option and restricted stock plans in order to more closely align the interests of its directors and executive officer with its stockholders.  Each of these plans was approved by the Company’s stockholders.  Grants of stock options are made to its executive officer on an exceptional basis and, to a lesser extent, grants of restricted stock were made in 2004 to its executive officer both as a reward for past service as well as to provide an incentive for future performance. In addition, equity compensation has become a more significant part of the Company’s executive compensation structure due to its goal of linking the executive compensation to the achievement of the Company’s business strategy and goals.

TWC also provides to certain of its key management employees, including its executive officer, a 401(k) retirement plan, with a voluntary employer-matching contribution of 60 cents for each employee dollar contributed.

The Company also offers various fringe benefits to certain of its key employees, including its executive officer, including group policies for medical, dental, life, disability and accidental death insurance.  The executive officer receives the use of a Company-leased automobile.  The Committee believes such benefits are appropriate and assist such officers in fulfilling their employment obligations.

Independent Compensation Committee.  The Committee, composed entirely of independent directors, administers the Company’s executive compensation program.  The members of the Committee, Messrs. Geoffrey B. Baker, Timothy G. Ewing, Julio E. Heurtematte, Jr., Malcolm M.B. Sterrett, meet all of the independence requirements under applicable laws and regulations, including the listing requirements of the National Association of Securities Dealers Automated Quotations (“Nasdaq”) stock market. None of the members is a current or former officer or employee of the Company or any of its subsidiaries or has any separate business relationship with the Company. The role of the Committee is to: (i) oversee the Company’s compensation and benefit plans and policies; (ii) administer its stock benefit plans (including reviewing and approving equity grants to executive officers); and (iii) review and approve annually all compensation decisions relating to the principal executive officer, Mr. Rami S. Ramadan, who serves as President, Chief Executive Officer and Chief Financial Officer of the Company, as set forth in the Summary Compensation Table (the “named executive officer”).

The Committee is committed to high standards of corporate governance, as embraced most notably in the Sarbanes-Oxley Act of 2002 and the various regulations implementing the letter and spirit of that statute. The Committee’s Charter reflects the foregoing responsibilities and commitment, and the Committee and the Board periodically reviews and revises the Charter as appropriate. The full text of the Compensation Committee Charter is available upon written request to the Company’s Secretary. The Committee’s membership is determined by the Board. The Committee held one meeting in 2006 and conducted business by consent three times in 2006.

Even prior to the recent intensified interest in corporate governance, the Committee adhered to sound governance principles and practices. The Committee has typically exercised exclusive authority over the compensation paid to the principal executive officer, while deferring, with respect to the other key management employees, to the discretion of the executive officer, including not only the amount and type of awards granted to executives under the Company’s stock option and restricted stock plans, but also on the issues of executive salaries, bonuses, retirement and severance arrangements, and other benefits.  As a matter of philosophy, the Company and the Committee have been committed to creating a compensatory structure for executives that is simple and readily comprehensible to investors. The types of compensation TWC offers its executives remain within the traditional categories: salary, short and long-term incentive compensation (cash bonus and stock-based awards), standard executive benefits, and retirement and severance benefits. The Company does not provide executives with excessive or exotic perquisites. It also does not make loans to executives or their families or families’ businesses.  The Company does not permit its executives to receive any income or gain from affiliated transactions or arrangements with the Company, a major concern addressed by the new corporate governance laws and regulations.

The Committee recognizes the importance of maintaining sound principles for the development and administration of compensation and benefit programs, and has taken steps to significantly enhance the Committee’s ability to effectively carry out its responsibilities as well as enhance the link between executive pay and performance. Examples of actions that the Committee has taken include (i) holding executive sessions of the Committee without Company management present, (ii) aligning compensation structures based on targeting average competitive pay of peer groups, as advised by its outside consultants, and (iii) aligning the relative mix of stock options and restricted stock awards to increase the importance of long-term incentives.

General Compensation Philosophy.  The Committee believes that compensation paid to executive officers should be closely aligned with the performance of the Company on both a short-term and long-term basis, and that such compensation should assist the Company in attracting and retaining key executives critical to its long-term success. The compensation of executive officers is structured to ensure that a significant portion of an executive’s compensation will be directly related to the Company’s corporate performance and other factors that directly and indirectly influence shareholder value.  To that end, it is the view of the Board that the total compensation program for executive officers should consist of the following:

•                               Salaries;

•                               Annual cash bonus awards;

•                               Long-term incentive compensation consisting of a mixture of stock options and restricted stock awards; and

•                               Certain other benefits.

The overriding philosophy in setting corporate goals is to ensure that the interests of senior management are aligned with the interests of stockholders. The Committee believes that, over time, the financial performance of the Company is reflected in the value of its stock and that internal results, such as financial performance, and external results, such as stock price, ultimately move in a complementary fashion.  In particular, the Committee believes that the most critical performance measures which provide an accurate gauge of management’s success in implementing the Company’s strategy are return on average equity and diluted earnings per share.  The executive officer’s annual discretionary bonus is tied to financial performance (internal results), while other elements, specifically stock options and the ultimate value of restricted stock awards, are tied to stock performance (external results). Under both considerations, financial performance and stock performance, the emphasis is on steady but consistent progress over time, achieved through careful execution of a well-designed business strategy. The Committee believes this formula has worked well for the Company.

The financial performance of the Company on a period-to-period basis is principally reflected in salary adjustments and cash bonuses. The Committee uses these elements of compensation to provide incentives to executives to achieve continuous, near-term results. Executives’ stock-based compensation, on the other hand, is focused on achievement of long-term success. As is true of most publicly traded entities, the Company’s stock performance fluctuates over time, typically more so than does the Company’s financial performance.  However, over time, the Committee believes that the return to stockholders investing in TWC’s stock, including any dividend payout, is a good indicator of corporate performance. Stock-based awards are thus a way to link executive compensation to long-term performance.

In 2005, the Company granted stock options, with a 4-year vesting period, to Mr. Ramadan and, in 2006, stock options which vest over a 3-year periods from the date of grant were granted to certain other key employees. This structure reinforces the executive and key employees’ incentive to seek long-term growth in stock value through strong corporate performance. In addition, the Company has never re-priced stock options downward or exchanged new lower priced options for outstanding higher priced options.

In determining the overall amounts and types of executive compensation, the Committee weighs not only corporate performance measures but personal factors as well, including commitment, leadership and teamwork.  The Committee also considers executive compensation practices of the Company’s competitors and peers, when appropriate.  It is the intent of the Committee that generally salaries be competitive with its competitors and peers set.

Role of the Executive Officer and Management.  The chief executive officer provides recommendations to the Committee on matters of compensation philosophy, plan design and the general guidelines for executive officers compensation.  These recommendations are then considered by the Committee. The chief executive officer generally attends Committee meetings but is not present for executive sessions or for any discussion of his own compensation.

Tax Deductibility of Pay.  Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), places a limit of $1.0 million on the amount of compensation that the Company may deduct in any one year with respect to each of its five most highly paid executive officers. There is an exception to the $1.0 million limitation for performance-based compensation meeting certain requirements. Stock options are performance-based compensation meeting those requirements and, as such, are fully deductible. Service-based only restricted stock awards are not considered performance-based compensation under Section 162(m) of the Code.

To date, Section 162(m) has not affected the ability of the Company to deduct the expense of the executive compensation paid. To maintain flexibility in compensating executive officers in a manner designed to promote varying corporate goals, the Committee has not adopted a policy requiring all compensation to be deductible.

Salaries.  With the exception of the Chief Executive Officer, the salaries of the key management employees are reviewed on an annual basis, as well as at the time of a promotion or other change in responsibilities.  Increases in salary are based on an evaluation of the individual’s performance and level of pay.  Merit increases normally take effect in January of each year.

For 2006, pursuant to his 2.5-year employment agreement effective July 1, 2005, the base annual salary for the named executive officer was $400,000.  Base salary is considered in conjunction with the short-term annual bonus component of the Company’s executive compensation program.

Bonuses.  In addition to the 2006 Profit Sharing Plan (see below), a discretionary cash bonus for the executive officer is determined by the Compensation Committee, on an annual basis, where applicable.  The amount of the bonus is based on the Company’s overall performance as well as an evaluation of the individual’s performance.  In 2006, the Committee did not announce a bonus for the named executive officer.  (See Subsequent Event below)

Long-Term Compensation.  The Committee believes that, from a motivational standpoint, the use of stock-based compensation has contributed to the Company’s financial performance, eliciting maximum effort and dedication from its executive officers. The long-term incentive compensation portion of the Company’s compensation program primarily consists of grants of stock options and, to a lesser extent, restricted stock awards under the Company’s stock incentive and option plans. These grants and awards are designed to provide incentives for long-term positive performance by the executive and other key management employees and to align their financial interests with those of the Company’s stockholders by providing the opportunity to participate in any appreciation in the stock price of the Company’s Common Stock which may occur after the date of grant of stock options or restricted stock awards.

Under the stock incentive plans, the Committee has discretion in determining grants of stock options and restricted stock awards to executive officers, including the timing, amounts and types of awards. In the case of individual executives, the Committee’s award decisions are based in part on corporate performance.

The exercisability of options and the vesting of restricted stock awards depend upon the executive officer continuing to render services to the Company.  In addition, the Company’s 2004 Equity Plan provides that awards may be made based upon specified performance goals. All options granted under the Company’s stock option plans must have an exercise price at least equal to the market value of the common stock on the date of grant. Options may be exercised only within a (1) one-year period after the optionee’s departure from the Company. Restricted shares awarded carry dividend rights, if paid, and voting rights from the date of grant if the vesting is time-based only. If any restricted stock awards were to be granted subject to the achievement of performance criteria, then voting rights would not exist with respect to shares subject to the award until the performance criteria is satisfied and the shares vest.

In the past, the Company’s long-term incentive compensation has primarily consisted of stock options, with restricted stock awards being granted at a significantly lesser rate.  TWC emphasized stock options primarily for two reasons.  First, prior to the adoption of Financial Accounting Standards (“FAS”) No. 123(R), the granting and vesting of stock options did not result in any financial statement expenses, whereas restricted stock awards had to be expensed over the vesting period.  Second, because the exercise price of all of the Company’s stock options equaled the fair market value of the Company’s Common Stock on the date of grant, the executives only benefit from stock options if the market value of the Company’s Common Stock increases after the date of grant.  By comparison, restricted stock awards have some value to the recipients of the awards even if the market value of the stock declines after the date of grant.

With the adoption of FAS No. 123(R), all stock options are now required to be expensed over the applicable vesting period.  In addition, an increasing number of companies are using restricted stock awards, or a combination of restricted stock awards and stock options.  The Committee may consider granting restricted stock awards to a greater extent in the future.

Stock Options

In determining the size of stock option grants to executive officers, the Committee considers the Company’s financial performance against the strategic plan as attributed to executive officers.  In this regard, the Committee granted stock options to Mr. Ramadan, the Chief Executive Officer, in July 2005, as part of his employment contract renewal.  Mr. Ramadan was granted seven-year options to purchase an aggregate total of 175,000 shares, of which 105,000 remain unvested, of the Company’s Common Stock at the following exercise prices:

At	Price per share
July 1, 2005	$2.80
January 1, 2006	$2.88
July 1, 2006	$2.97
January 1, 2007	$3.06
July 1, 2007	$3.15
January 1, 2008	$3.25
July 1, 2008	$3.34
January 1, 2009	$3.44
July 1, 2009	$3.55
January 1, 2010	$3.65
July 1, 2010	$3.76
January 1, 2011	$3.88
July 1, 2011	$3.99
January 1, 2012	$4.11

These options will vest cumulatively as follows, if Mr. Ramadan is employed by TWC at the time of vesting:

At	Number Vested	Cumulative Number Vested

July 1, 2005	35,000	35,000

July 1, 2006	35,000	70,000

July 1, 2007	35,000	105,000

July 1, 2008	35,000	140,000

July 1, 2009	35,000	175,000

Accordingly, these stock options will have value only if the market price of the common stock increases after that date.

Restricted Stock Awards

Under the Company’s 2004 Equity Plan, the Committee is authorized to grant share awards, which are a right to receive a distribution of shares of common stock. Shares of common stock granted pursuant to a share award are in the form of restricted stock which vests upon such terms and conditions as established by the Committee.  The Committee determines which officers and key employees will be granted share awards, the number of shares subject to each share award, whether the share award is contingent upon achievement of certain performance goals and the performance goals, if any, required to be met in connection with a share award.  Non-employee directors are not eligible to receive share awards.  Under the amended 2004 Equity Plan, the Committee has the discretion to grant to any participant annually up to 250,000 shares of Common Stock and to determine whether to include a one-year vesting requirement for any future grants awarded under the 2004 Equity Plan to any of the Company’s employees.

Pursuant to his renewed employment agreement and the 2004 Equity Plan, Mr. Ramadan was granted 75,000 shares of restricted Common Stock that vest cumulatively, beginning with the quarter ended September 30, 2005, as follows:

Number	Cumulative Vested	When Vested
25,000	25,000	When the trailing twelve months (“TTM”) earnings per share from TWC’s continuing operations for any two (2) consecutive fiscal quarters (“TTMEPS”) is equal to or exceeds $0.45 for the first time.
25,000	50,000	When TTMEPS is equal to or exceeds $0.60 for any two (2) consecutive fiscal quarters ended for the first time.
25,000	75,000	When TTMEPS is equal to or exceeds $0.75 for any two (2) consecutive fiscal quarters ended for the first time.

All unvested options and unvested restricted stock granted hereunder shall, automatically and without any further action on the part of Mr. Ramadan or any members of the Compensation Committee, terminate upon the effective date of the termination or expiration of his employment agreement, except that all unvested options and unvested restricted stock granted hereunder shall, automatically and without any further action on the part of any person, vest to Mr. Ramadan upon the closing date of a change of control of the Company. All such vested options and restricted stock must be surrendered or otherwise converted into cash or securities of the acquiror or exercised as required or permitted by the terms and conditions of the change of control documents.  Any extension of the terms of his employment agreement beyond December 31, 2007 shall not result in the extension of any option or stock grant vesting or exercise periods set forth above.  As of December 31, 2006 there were no shares of restricted stock vested.

Stock Ownership Guidelines.  The Company has not established any formal policies or guidelines addressing expected levels of stock ownership by the named executive officer or for other executive officers.  However, this matter remains under consideration.

Additional Components of Executive Compensation.  As part of the renewal of the named executive officer’s employment agreement, the named executive officer and the Company amended the change in control provisions therein. The purpose of these provisions is to retain, for the benefit of the Company, the talents of this highly skilled officer whose services are integral to the development and implementation of the Company’s business.  This agreement, as discussed below, provides for severance benefits in the event of the termination of the executive’s employment under certain circumstances, or in the event of the occurrence of certain events.  The included severance payments are intended to align the named executive officer’s and the stockholders’ interests by enabling the named executive officer to consider corporate transactions that are in the best interests of the stockholders and other constituents of the Company without undue concern over whether the transactions may jeopardize the named executive officer’s own employment or impose a financial hardship on him. The grounds under which severance payments are triggered in the employment and change in control provisions of Mr. Ramadan’s employment agreement are similar to, or the same as, those included in many employment agreements for senior executive officers of comparable gaming companies.

Deferred Compensation Plan

On May 17, 2006, the Compensation Committee of the Board unanimously approved and adopted TWC’s Deferred Compensation Plan (the “Deferred Plan”), which provides certain key employees and non-employee directors the opportunity to elect to defer receipt of specified portions of their compensation and to have such deferred amounts treated as if invested in the Common Stock of the Company.

The Company adopted the Deferred Plan with the intention that it shall at all times be characterized as a “top hat” plan of deferred compensation maintained for a select group of management, as described under ERISA Sections 201(2), 301(a)(3) and 401(a)(1) and the Deferred Plan shall at all times satisfy Section 409A of the Code.  The unfunded Deferred Plan obligations are payable only in the form of common stock upon the earlier of:   (i) a designated, in-service distribution date which must be a minimum of three (3) years from the year of the first deferral; (ii) separation of employment; (iii) disability; (iv) change in control; or (v) death.  A participant’s election form must specify whether the payments will be made by lump sum or by installments, and the number of annual installments (with a minimum of two (2) and a maximum of five (5) installments) as may be directed by the participant in his or her election form.

2006 Profit Sharing Plan

The 2006 Profit Sharing Plan was approved by the Compensation Committee of the Board on August 2, 2006 and is subject to conditions outlined in the Deferred Plan.

The 2006 Profit Sharing Plan permits designated key management employees (“KME”) to share in the profits of the Company.  The profit sharing pool will be calculated based on a graduated scale of the attainment of consolidated year-end net income before taxes versus the annual budget and the maximum sum to be distributed from that pool is set at 30% of the aggregate of the annual salaries of the KMEs.  Each KME is required, pursuant to the provisions of the 2006 Profit Sharing Plan, to defer 20% of his or her annual profit sharing award, if attained, in accordance with the Deferred Plan described above.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee has served as an officer or employee of the Company at any time.  None of the Company’s executive officers serve as a member of the compensation committee of any other for-profit company that has an executive officer serving as a member of the Company’s Board of Directors.  None of the Company’s executive officers serve as a member of the Board of Directors of any other company that has an executive officer serving as a member the Company’s Compensation Committee.

Summary Compensation Table

The following table sets forth a summary of certain information concerning the compensation awarded or paid by the Company or its subsidiaries for services rendered in all capacities during the last three fiscal years to the Company’s principal executive officer/principal financial officer.  The Company refers to this individual in this report as the “named executive officer.”

(Dollars in Thousands) Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards(1)	Non- Equity Incentive Plan Compen- sation	Change in Pension Value and Nonquali- fied Deferred Compensation Earnings(2)	All Other Compen- sation(3)	Total

Rami S. Ramadan	2006	$400	$—	$—	$32	$—	$—	$20	$452
President, Chief Executive Officer	2005	$400	$—	$—	$—	$—	$—	$19	$419
and Chief Financial Officer	2004	$400	$150	$—	$—	$—	$—	$19	$569

(1)                Reflects the amount expensed in accordance with Statement of Financial Accounting Standards No. 123(R) during fiscal 2006 with respect to vesting of stock options.  For a discussion of the assumptions used to establish the valuation of the stock options, reference is made to Note 2 of the Notes to the Consolidated Financial Statements.  Additional information is also included in the table entitled “Grants of Plan-Based Awards.”

(2)                There were no above-market or preferential earnings on nonqualified deferred compensation for the named executive officer.

(3)                Consists of the cost of a leased automobile for business use, as well as employer matching contribution toward his 401(k) plan.

Equity Compensation Plans

The following table sets forth information concerning grants of awards pursuant to plans made to the named executive officer during the year ended December 31, 2006:

Grants of Plan-Based Awards for the Year Ended December 31, 2006

								All Other	All Other		Grant Date
		Estimated Future Payouts			Estimated Future Payouts			Stock Awards:	Option Awards:	Exercise or	Fair Value
		Under Non-Equity Incentive			Under Incentive			Number of	Number of	Base Price	of Stock
		Plan Awards (1)			Plan Awards (2)			Shares of	Securities	of Option	and Option
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	Stock/Units	Underlying Options	Awards	Awards (3)
Name	Date	$000	$000	$000	#	#	#	#	#	($/Sh)	($/Sh)

Rami S. Ramadan	2006	$24	$120	$120	—	75,000	—	—	—	$2.97	$1.11

(1)                   Pursuant to Mr. Ramadan’s participation in the 2006 Profit Sharing Plan, the threshold of which was not reached in 2006, resulting in no cash payment in that year.

(2)                   Conditional upon reaching certain company earnings targets, as stipulated in Mr. Ramadan’s employment agreement (see “Compensation Discussion and Analysis - Restricted Stock Awards” above), which thresholds were not reached in 2006, resulting in no payment of restricted stock.

(3)                   The fair value of the stock options granted is computed in accordance with Statement of Accounting Standards No. 123(R).

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding equity awards held by the named executive officer as of December 31, 2006:

	Option Awards				Stock Awards

	Number of Securities Underlying Unexercised Options		Exercise	Option Expiration	Number of Shares or Units of Stock That Have Not	Market Value of Shares or Units of Stock That Have Not
Name	Exercisable(1)	Unexercisable	Price(2)	Date	Vested(3)	Vested(4)

Rami S. Ramadan	74,500	105,000	$2.97	6/30/12	105,000	$—

(1)                      20% of the stock options to purchase an aggregate of 175,000 shares of Common Stock, granted on July 1, 2005, were immediately vested and an additional 20% vest each year thereafter.  Options to purchase 4,500 shares of Common Stock granted under the previous employment agreement have already vested. (see “Compensation Discussion and Analysis - Stock Options” above).

(2)                      The exercise price set forth in Mr. Ramadan’s employment agreement. (see “Compensation Discussion and Analysis - Stock Options” above).

(3)                      The restricted shares vest according to an earnings formula as stipulated in Mr. Ramadan’s employment agreement. (see “Compensation Discussion and Analysis - Restricted Stock Awards” above).

(4)                      Based upon the fair market value represented by the reported closing price on the over-the-counter bulletin board of $2.85 per share for the Company’s Common Stock as of December 31, 2006, the options were out-of-the-money.

Option Exercises and Stock Vested

The following table sets forth certain information with respect to stock options exercised and restricted stock awards vested for the named executive officer during the year ended December 31, 2006:

	Option Awards		Stock Awards
Name	Number of Shares Acquired On Exercise	Value Realized On Exercise	Number of Shares Acquired On Vesting	Value Realized On Vesting

Rami S. Ramadan	—	$—	—	$—

No stock options were exercised and no shares of restricted stock vested for the named executive officer in 2006.

Nonqualified Deferred Compensation

The named executive did not earn any nonqualified deferred compensation in 2006.

Employment and Change of Control Agreements

The Company entered into an employment agreement renewal with Mr. Ramadan in 2005 pursuant to which the Company agreed to employ Mr. Ramadan as President, Chief Executive Officer and Chief Financial Officer.  For additional information, see “Compensation Discussion and Analysis - Employment/Severance Agreements” below.

The Company, as part of an employment agreement renewal, amended the change of control agreement with Mr. Ramadan.  See “Compensation Discussion and Analysis – Additional Components of Executive Compensation” above.

Potential Payments upon Termination of Employment or a Change in Control

The following table describes the potential payments to the named executive officer, upon an assumed termination of employment or a change in control as of December 31, 2006:

(Dollars in Thousands) Payments and Benefits	Voluntary Termination	Termination for Cause	Involuntary Termination Without Cause or Termination by the Executive for Good Reason With a Change in Control	Material Breach of Agreement by Company	Death or Disability

Accrued vacation pay (a)	$—	$—	$—	$—	$—

Accrued sick pay (b)	1	1	1	1	1

Severance payments and benefits: (c)

Cash severance (d)			400	400

Medical and dental benefits (e)			15	15

Equity awards:

Vested stock options and restricted stock awards (f)

Unvested stock options and restricted stock awards (g)			214

Total payments and benefits	$1	$1	$630	$416	$1

(a)                                  There was no accrued and unused vacation time due to Mr. Ramadan as of December 31, 2006.

(b)                                 Represents a total of six unused sick days.

(c)                                  These severance payments and benefits are payable if Mr. Ramadan’s employment is terminated either (i) by the Company for any reason other than cause, disability or death or (ii) by Mr. Ramadan after a change in control of the Company and if the Company takes certain adverse actions (a “good reason” termination) or if the Company materially breaches the employment agreement and does not cure such breach within 30 days after the date of termination.

(d)                                 Represents Mr. Ramadan’s annual base salary, to be paid in twelve (12) equal payments, commencing on Mr. Ramadan’s pay date which is the closest to the date which is not earlier than six (6) months after the date of termination and on each monthly Company pay date thereafter.

(e)                                  Represents the estimated present value cost of providing continued medical and dental coverage to Mr. Ramadan for an assumed a period ending at the earlier of (i) the date he is entitled to receive substantially similar benefits from a subsequent employer, or (ii) 12 months from the employment termination date.  The estimated costs assume the current insurance premiums and other costs for 12 months from December 31, 2006.

(f)                                    All vested stock options and restricted stock awards are exercisable as set forth in Mr. Ramadan’s employment agreement or the plans under which they were granted, except upon a change in control, in which case, they must be surrendered, or otherwise converted into cash or securities of the acquirer, or exercised as required, or permitted by the terms and conditions of the change in control documents.  The vested stock options held by Mr. Ramadan were “out of the money” and had a value of approximately $0.00, based on the December 29, 2006 (the last business day of 2006) closing price of the Company’s Common Stock on the over-the-counter bulletin board of $2.85 per share.

(g)                                 All unvested stock options and unvested restricted stocks will terminate upon the termination or expiration of the employment agreement except upon a change of control in which case they will vest on the closing date of change of control.  The vested stock options would have no value, based on the December 29, 2006 reported closing price of the Company’s Common Stock at $2.85 per share.

Directors’ Compensation

Effective beginning the quarter ended September 30, 2003, non-employee directors’ compensation includes a cash retainer fee of $6,250 per quarter, per member.  In addition, the non-executive chairman of the Board will receive an additional $1,250 per quarter, while each chairman of its three Committees will receive $625 per quarter.  To recognize the burden and importance of the Audit Committee, effective June 30, 2006, each member of this Committee is compensated an additional $1,250 per quarter.  In connection with this change, the automatic grant of a non-qualified option to purchase 25 shares of Common Stock on the date following each fiscal quarter in which the director serves was eliminated.  All members of the Board are reimbursed for out-of-pocket expenses in connection with attending Board meetings.  Full-time employee directors of the Company do not receive any fees for board or committee meetings.

The following table sets forth information concerning compensation paid or accrued by the Company to each member of the Board of Directors during the year ended December 31, 2006.  Mr. Ramadan has been omitted from the table as his compensation is fully reported in the Summary Compensation Table above.

In ($000) Name	Fees Earned or Paid in Cash(1)	Stock Awards	Option Awards(2)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Geoffrey B. Baker	$32.5	$—	$—	$—	$—	$—	$32.5
Timothy G. Ewing	$32.5	$—	$—	$—	$—	$—	$32.5
Julio E. Heurtematte, Jr.	$32.5	$—	$—	$—	$—	$—	$32.5
Malcolm M.B. Sterrett	$35.0	$—	$—	$—	$—	$—	$35.0

(1)                                  Includes payment of directors’ fees for service on the board of the Company.  Also includes the payment of fees for attendance at meetings of board committees on which the director serves as well as fees for service as chairman of a board committee.  Pursuant to the Company’s adoption of the Deferred Compensation Plan in June 2006, each director elected to defer a portion of his quarterly retainer, which, for the year ended December 31, 2006, was $2,500 each for Mr. Baker, Mr. Heurtematte and Mr. Sterrett, respectively.  Mr. Ewing deferred his entire quarterly retainer fees, which totaled $17,500 for the same period.

(2)                                  Reflects the amount expensed in accordance with Statement of Financial Accounting Standards No. 123(R) during fiscal 2006 with respect to the grants of stock options.  Until its termination in June 30, 2006, each non-employee director was granted, on a quarterly basis, non-qualified options to purchase 25 shares of Common Stock, which were fully vested on the dates of grant, and at the closing market price of the date of grant.  For a discussion of the assumptions used to establish the valuation of the stock options, reference is made to Note 10 of the Notes to the Consolidated Financial Statements of the Company included in the Company’s 2006 Annual Report to Stockholders.

Employment/Severance Agreements

On July 1, 2005, the Company renewed Mr. Ramadan’s employment agreement, pursuant to which the Company agreed to employ him as President, Chief Executive Officer and Chief Financial Officer for a term of two and a half years, ending December 31, 2007, with a current base annual salary of $400,000.  Mr. Ramadan is eligible to participate in the 2004 Equity Plan and any present or future employee benefit plans, including the 2006 Profit Sharing Plan and the Deferred Compensation Plan. He will also be reimbursed for reasonable travel and out-of-pocket expenses necessarily incurred in the performance of his duties. As provided by Mr. Ramadan’s renewed agreement and shown in the “Stock Options” and “Restricted Stock Awards” sections above, he received:  (i) a grant of seven year options to purchase an aggregate total of 175,000 shares of the Company’s Common Stock in allotments of 35,000 shares per annum over a four year vesting period with increasing exercise prices every six months from $2.80 per share at July 1, 2005 to $4.11 per share at January 1, 2012; and (ii) upon reaching designated earnings per share targets, up to 75,000 shares of restricted, Common Stock in 25,000 share allotments.

In the event the employment agreement is terminated without cause, as defined in the agreement, Mr. Ramadan will receive one year’s salary.  The agreement is also subject to numerous termination provisions in the event of death, disability, discharge for cause, and material breach thereof.  In addition, if the Company terminates the agreement without cause, materially breaches the employment agreement and does not cure such breach, or if Mr. Ramadan terminates the employment agreement after a change in control for good reason, the Company will continue to provide Mr. Ramadan with his medical insurance benefits then in effect until the date of the earlier of the commencement of his full time employment with another employer, or the first anniversary date of the termination date of the employment agreement.  Further, the employment agreement expires on December 31, 2007, provided, however, unless either the Company or Mr. Ramadan notifies the other of its/his intent not to extend the term on or prior to September 30, 2007 or on or prior to each September 30th thereafter, then the Term shall be automatically extended for a period of one year to the next December 31st.

Subsequent Event

On January 19, 2007, in consideration of his service to the Company, the Compensation Committee of the Board granted the CEO, Mr. Ramadan, a merit-based award of $100,000 and effective February 4, 2007, seven year options to purchase 50,000 shares of Common Stock, with options to purchase 12,500 shares to be vested immediately, and options to purchase 12,500 shares to be vested each subsequent year on the anniversary of the date of grant.  The exercise price of these options is set at $3.75 per share.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information regarding the beneficial ownership of the Common Stock as of March 8, 2007 (the “Calculation Date”), unless otherwise noted, (a) by each shareholder who is known by the Company to own beneficially more than 5.0% of the outstanding Common Stock, (b) by each director, (c) by each executive officer named in the Summary Compensation Table above and by all executive officers and directors as a group. Unless otherwise noted, each of the shareholders listed in the table or included within a group listed in the table possesses sole voting and investment power with respect to the shares indicated, subject to community property laws where applicable. The business address for each director and officer of the Company is 545 Fifth Avenue, Suite 940, New York, New York 10017.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned (1)	Percentage of Ownership (1)
Value Partners, Ltd. (2)	3,480,982	44.4%
Rami S. Ramadan (3)	233,000	2.9
Julio E. Heurtematte, Jr. (4)	25,171	*
Malcolm M.B. Sterrett (5)	25,171	*
Geoffrey B. Baker (6)	25,131	*
Timothy G. Ewing (7)	3,480,982	44.4
Special Situations Funds (8)	1,325,600	16.9
Wynnefield Small Cap Value Offshore Fund, Ltd (9)	1,012,353	12.9
SC Fundamental Funds Group (10)	588,235	7.5
All directors and the executive officer as a group (5 persons) (11)	3,789,455	46.9%

*              Less than 1%.

(1)          The percentage of outstanding shares is based on 7,840,870 shares outstanding as of March 8, 2007 and, for certain individuals and entities, on reports filed with the SEC or on information provided directly to the Company by such individuals or entities. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from March 8, 2007 upon the exercise of options or warrants. Each beneficial owner’s percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) are exercisable within 60 days from March 8, 2007 have been exercised. Included are shares of Common Stock issuable upon the exercise of options or warrants to purchase the Company’s Common Stock.

(2)          Value Partners, Ltd. is a Texas limited partnership, managed by Ewing & Partners, whose business address is 4514 Cole Avenue, Suite 808, Dallas, Texas 75205.

(3)          Consists of 3,500 shares of Common Stock and 229,500 shares subject to incentive options, granted to Mr. Ramadan, of which 87,000 have vested. (See “Item 10.  Executive Compensation.” above)

(4)          Includes 24,029 shares of Common Stock; warrants to purchase 417 shares of Common Stock at an exercise price of $1.00 per share expiring March 31, 2008; 10 shares of Common Stock subject to non-qualified options granted to Mr. Heurtematte under the 1998 Plan at the end of each calendar quarter ended June 30, 1998 through December 31, 1998 and 20 shares of Common Stock subject to non-qualified options granted under the 1999 Plan at the end of each calendar quarter ended March 31, 1999 through June 30, 2000, and 25 shares of Common Stock subject to non-qualified options granted under the 1999 Plan at the end of each calendar quarter ended September 30, 2000 through June 30, 2006, all of which were fully vested on the dates of grant.   Effective the quarter ended September 30, 2006, as part of Mr. Heurtematte’s participation in the Company’s Deferred Compensation Plan, quarterly option grants were terminated for members of the Board of Directors in lieu of a nominal increase in the annual retainer, of which a minimum of 25% is allocated to the Deferred Compensation Plan.

(5)          Includes 24,029 shares of Common Stock; warrants to purchase 417 shares of Common Stock at an exercise price of $1.00 per share expiring March 31, 2008; 10 shares of Common Stock subject to non-qualified options granted to Mr. Sterrett under the 1998 Plan at the end of each calendar quarter ended June 30, 1998 through December 31, 1998 and 20 shares of

Common Stock, subject to non-qualified options, granted under the 1999 Plan at the end of each calendar quarter ended since March 31, 1999 through June 30, 2000, and 25 shares of Common Stock subject to non-qualified options granted under the 1999 Plan at the end of each calendar quarter ended September 30, 2000 through June 30, 2006, all of which were fully vested on the dates of grant.  Effective the quarter ended September 30, 2006, as part of Mr. Sterrett’s participation in the Company’s Deferred Compensation Plan, quarterly option grants were terminated for members of the Board of Directors in lieu of a nominal increase in the annual retainer, of which a minimum of 25% is allocated to the Deferred Compensation Plan.

(6)          Includes 24,029 shares of Common Stock; warrants to purchase 417 shares of Common Stock at an exercise price of $1.00 per share expiring March 31, 2008; 10 shares of Common Stock subject to non-qualified options granted to Mr. Baker under the 1993 Incentive Stock Option Plan at December 31, 1998, 20 shares of Common Stock, subject to non-qualified options, granted under the 1999 Director Plan for the calendar quarter ended March 31, 1999 and 20 shares of Common Stock subject to non-qualified options granted under the 1999 Director Plan at the end of each quarter ended since September 31, 1999 through June 30, 2000, and 25 shares of Common Stock subject to non-qualified options granted under the 1999 Director Plan at the end of each calendar quarter ended September 30, 2000 through June 30, 2006, all of which were fully vested on the dates of grant.  Effective the quarter ended September 30, 2006, as part of Mr. Baker’s participation in the Company’s Deferred Compensation Plan, quarterly option grants were terminated for members of the Board of Directors in lieu of a nominal increase in the annual retainer, of which a minimum of 25% is allocated to the Deferred Compensation Plan.

(7)          Mr. Timothy G. Ewing is the managing partner of Ewing & Partners, which manages Value Partners, Ltd.  His beneficial ownership includes 3,480,982 shares of Common Stock, held by Value Partners, Ltd. (See also Note (2) above).  Effective the quarter ended September 30, 2006, as part of Mr. Ewing’s participation in the Company’s Deferred Compensation Plan, quarterly option grants were terminated for members of the Board of Directors in lieu of a nominal increase in the annual retainer, of which a minimum of 25% is allocated to the Deferred Compensation Plan.  Mr. Ewing elected to defer his entire retainer in 2006.

(8)           AWM Investment Company, Inc. (“AWM”) is the general partner of and investment adviser to the Special Situations Cayman Fund, L.P. (“SSCF”) and the investment adviser to the Special Situations Private Equity Fund, L.P. (“SSPEF”)  Austin W. Marxe and David M. Greenhouse are the principal owners of AWM.  Through their control of AWM, Messrs. Marxe and Greenhouse share voting and investment control over the portfolio securities of SSCF and SSPEF.  As a result of the $4.75 million Capital Raise, SSPEF beneficially own 735,300 shares of Common Stock, while SSCF beneficially owns 590,300 shares of Common Stock, of which 588,300 were from the $4.75 million Capital Raise..

(9)          Wynnefield Small Cap Value Offshore Fund, Ltd., an investment firm, directly beneficially owns 1,012,353 shares of the Company’s Common Stock, of which 882,353 were from its participation in the $4.75 million Capital Raise.

(10)    SC Fundamental Value Funds LP (“SCFVF”) and SC Fundamental Value BVI, Ltd (“SCFVBVI”), collectively referred to as SC Fundamental Value Funds Group, were participants in the $4.75 million Capital Raise.  SCFVF is managed by SC Fundamental LLC, as general partner, and beneficially owns 352,941 shares of Common Stock, while SCFVBVI is managed by SC BVI Partners, as investment advisor, and beneficially owns 235,294 shares of Common Stock.

(11)    See Notes (3), (4), (5), (6) and (7) above.

Item 12.  Certain Relationships and Related Transactions.

At December 31, 2006 and 2005, approximately $0.00 and $372,000, respectively, of the Interest Notes were held by Value Partners, Ltd., an approximate 44% owner of the Company’s issued and outstanding Common Stock as of December 31, 2006.  Related interest expense was approximately $9,000 and $60,000 for the years ended December 31, 2006 and 2005, respectively.

As of December 31, 2006, Value Partners holds a controlling 44.4% of the Company’s issued and outstanding Common Stock and none of the Company’s long term debt.

During the year ended December 31, 2006, the Company utilized the services of an attorney who is the brother of the Company’s managing director of Czech operations.  Fees paid to the attorney during 2006 totaled approximately $17,000.  At December 31, 2006, approximately $6,500 was owed to the attorney for services rendered through such date.

Item 13.  Exhibits and Reports on Form 8-K.

(a)              Exhibits

Reference is made to the Exhibit Index hereinafter contained.

A copy of any exhibits listed or referred to herein will be furnished at a reasonable cost to any person who was a shareholder of the Company as of March 8, 2007, upon written request from any such person. Requests should be sent to: Rami S. Ramadan, President, Chief Executive Officer and Chief Financial Officer, Trans World Corporation, 545 Fifth Avenue, Suite 940, New York, New York 10017.

(b)              Reports on Form 8-K

The Company filed a report on Form 8-K with the SEC on December 29, 2005, announcing sales of unregistered equity securities. (See Part II — Item 5.  Market for Common Equity and Related Stockholder Matters)

TRANS WORLD CORPORATION
EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED DECEMBER 31, 2006

Item No	Item	Method of Filing

3.1(a)	Articles of Incorporation	Incorporated by reference to Exhibit 3.1 contained in the registration statement on Form SB-2 (File No. 33-85446-A).

3.1(b)	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to Exhibit 3.1 contained in the Form 10-KSB for the fiscal year ended December 31, 2000 (File No. 0-25244)

3.1(c)	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to Exhibit 3.1 contained in the Form 10-KSB for the fiscal year ended December 31, 2004 (File No. 0-25244)

3.2	Bylaws	Incorporated by reference to Exhibit 3.2 contained in the registration statement on Form SB-2 (File No. 33-85446-A).

4.1	Specimen Common Stock Certificate	Incorporated by reference to Exhibit 4.1 contained in the registration statement on Form SB-2 (File No. 33-85446-A).

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

Incorporated by reference to Appendix E contained in the Proxy Statement for the 2004 Annual Meeting and from the discussion contained at page 12-14 of the proxy statement for the 2005 Annual Meeting (File No. 0-25244)

10.18	Renewal and Amendment of Employment Agreement between the Company and Rami S. Ramadan, Effective as of July 1, 2005	Incorporated by reference to Exhibit 10.18 contained in the Form 10-KSB filed on March 17, 2006 (File No. 0-25244)

21.0	Subsidiaries	Filed herewith

31.0	Section 302 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

32.0	Section 906 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the Issuer has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS WORLD CORPORATION
(registrant)

Dated: March 15, 2007
	By:	/s/ Rami S. Ramadan
Rami S. Ramadan
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Issuer on March 15, 2007 in the capacities indicated.

Signature and Title

/s/ Rami S. Ramadan
Director

/s/ Geoffrey B. Baker
Director

/s/ Timothy G. Ewing
Director

/s/ Julio E. Heurtematte, Jr.
Director

/s/ Malcolm M.B. Sterrett
Director