Form 10QSB
period 2007-03-31
TRANS WORLD CORP
filed 2007-05-02
CIK 914577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-qsb

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES   ☒   NO   ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

YES   ☐   NO   ☒

Applicable only to corporate issuers involved in bankruptcy proceedings during the preceding five years

Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  YES  ☐     NO  ☐

Applicable only to corporate issuers

Shares of the Registrant’s Common Stock, par value $.001, outstanding as of May 2, 2007:  7,840,870

Transitional Small Business Disclosure Format (check one):   YES   ☐   NO   ☒

TRANS WORLD CORPORATION AND SUBSIDIARIES

FORM 10-QSB

FOR THE QUARTER ENDED MARCH 31, 2007

INDEX

PART 1 – FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2007 and December 31, 2006

(in thousands, except for share data)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$2,366	$3,266
Prepaid expenses	885	704
Notes receivable, current portion	376	223
Other current assets	242	592

Total current assets	3,869	4,785

PROPERTY AND EQUIPMENT, less accumulated depreciation of of $5,199 and $5,257, as of March 31, 2007 and December 31, 2006, respectively	17,962	18,099

OTHER ASSETS:
Goodwill	5,776	5,815
Notes receivable, less current portion	771	713
Deposits and other assets	1,852	1,814

Total other assets	8,399	8,342

	$30,230	$31,226

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Long-term debt, current maturities	$591	$604
Accounts payable	1,416	1,904
Interest payable	108	72
Czech tax accrual	2,604	3,328
Accrued expenses and other current liabilities	1,677	1,497

Total current liabilities	6,396	7,405

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	2,667	2,849
Other liabilities	729	718

Total long-term liabilities	3,396	3,567

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 4,000,000 shares authorized, none issued Common stock, $.001 par value, 9,500,000 shares authorized, 7,840,870 shares issued and outstanding	8	8
Additional paid-in capital	47,765	47,720
Accumulated other comprehensive income	6,074	6,330
Accumulated deficit	(33,409)	(33,804)

Total stockholders' equity	20,438	20,254

	$30,230	$31,226

See accompanying notes to condensed consolidated interim financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

Three Months Ended March 31, 2007 and 2006

(in thousands, except for share data)

	Three Months Ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)

REVENUES	$6,984	$6,039

COSTS AND EXPENSES:
Cost of revenues	3,804	3,558
Depreciation and amortization	310	168
Selling, general and administrative	2,402	2,005
	6,516	5,731

INCOME FROM OPERATIONS	468	308

OTHER INCOME (EXPENSE):
Interest expense, net	(73)	(43)
Foreign exchange loss		(1)
	(73)	(44)

NET INCOME	395	264

Other comprehensive income (loss), foreign currency translation adjustments, net of tax	(256)	519

COMPREHENSIVE INCOME	$139	$783

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	7,840,870	7,840,869
Diluted	7,873,735	7,880,444

EARNINGS PER COMMON SHARE:
Basic	$0.05	$0.03
Diluted	$0.05	$0.03

See accompanying notes to condensed consolidated interim financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2007 and 2006

(in thousands)

	Three Months Ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$395	$264
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	310	168
Stock-based compensation expense	45
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	83	179
Deposits and other assets	334
Accounts payable	(466)	(729)
Interest payable	36	23
Czech tax accrual	(687)	(1,146)
Accrued expenses and other current liabilities	190	55
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	240	(1,186)

CASH FLOWS FROM INVESTING ACTIVITIES:
Renovation and purchases of property and equipment	(605)	(162)
Additional issuance of notes receivable	(211)
NET CASH USED IN INVESTING ACTIVITIES	(816)	(162)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash used in financing activities, principal payments on long-term debt	(164)	(452)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(160)	71

NET DECREASE IN CASH	(900)	(1,729)

CASH:
Beginning of period	3,266	6,596

End of period	$2,366	$4,867

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$38	$47

See accompanying notes to condensed consolidated interim financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(in thousands, except for share data)

1.               Basis of Presentation and Consolidation.

The accompanying unaudited condensed consolidated interim financial statements of Trans World Corporation and Subsidiaries (collectively, the “Company” or “TWC”) as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 reflect, in the opinion of management, all adjustments of a normal and recurring nature necessary to fairly present the consolidated financial position, results of operations and cash flows for the interim periods.  The financial statements of all foreign subsidiaries consolidated herein have been converted in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for financial presentation purposes.  All significant intercompany transactions and account balances have been eliminated in consolidation.  These unaudited condensed consolidated interim financial statements have been prepared by the Company according to the instructions for Form 10-QSB and Regulation S-B.  Pursuant to these instructions, certain financial information and footnote disclosures normally included in such consolidated financial statements have been condensed or omitted.

These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis or plan of operations, contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.  The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results that may occur for the year ending December 31, 2007.

The condensed consolidated balance sheet as of December 31, 2006 was derived from the Company’s audited financial statements but does not include all disclosures required by US GAAP.

2.               Commitments and Contingencies.

Lease Obligations - The Company is obligated under several operating leases expiring through 2011.  Future aggregate minimum annual rental payments under all of these leases for the next four years are as follows:

Twelve months ending March 31,
2008	$96
2009	100
2010	102
2011	34

Rent expense under these operating leases was approximately $97 and $97 for the years ended December 31, 2006 and 2005, respectively.

The Company is also obligated under certain five-year, slot equipment operating leases, which include a monthly rental fee per slot machine, and an option for replacement to different/newer machines.  In the first quarter of 2007, the Company’s slot lease expenses were approximately $450 versus $698 in the comparable period in 2006.

Employment Agreements - The Company has entered into employment agreements with certain of its executives, which provide for annual compensation, plus in most cases, participation in future benefit programs and stock options plans.  As of March 31, 2007, only $413 of annual compensation, payable in 2007, remains under these employment agreements.

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

401 (k) and Profit Sharing Plan - The Company maintains a contributory 401(k) plan and a profit sharing plan.  These plans are for the benefit of all eligible corporate employees, who may have up to 15% of their salary withheld, not to exceed the maximum federally allowed amount.  The Company makes an employer-matching contribution of 60 cents for each employee dollar contributed.

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

3.               Liquidity.

As of March 31, 2007, the Company had a working capital deficit of approximately $2,527, compared with a working capital deficit of $2,620 at December 31, 2006.  This represents a $93 improvement over the 2006 year end deficit that was due primarily from weaker than expected results in Route 59.  Further, in the first quarter of 2007, TWC contributed an additional cash investment for the renovation of Route 59 that was not included in the Company’s 2006 capital improvement program.  Management anticipates improvement in its cash flow in 2007, as a result of the this additional investment, as well as from the following enhancements to operations completed in 2006: (i) extension and partial renovation of Route 59, (ii) purchases of a sizable number of new slot machines, and (iii) successful renegotiation of equipment leases on a large portion of its existing inventory of leased slot machines, from a revenue-based structure to a fixed-rent basis.

The Company believes that its cash resources at March 31, 2007, in addition to the anticipated cash to be provided by existing operations, will be sufficient to fund its activities for the next twelve months.

Further, the Company is evaluating several financing proposals in connection with several development projects, including the potential development of hotels on land the Company owns, as a complement to its gaming operations.  If constructed, they are expected to contribute incremental cash and enhance the Company’s working capital.  There can be no assurances that management’s plans will be realized.

4.               Summary of Selected Significant Accounting Policies.

(a)          Earnings per share - The Company complies with accounting and disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.”  Basic earnings (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per common share incorporate the dilutive effect of common stock equivalents on an average basis during the period.  The Company’s common stock equivalents currently include stock options and warrants.  Unexercised warrants and stock options to purchase 311,117 and 196,217 shares of common stock as of March 31, 2007 and 2006, respectively, were included in the computation of diluted earnings per common share, if such unexercised warrants and stock options were “in-the-money” and vested.

(b)         Goodwill - Goodwill represents the excess of the cost of the Company’s Czech subsidiaries over the fair value of their net assets at the date of acquisition, which consists of only the Ceska and Rozvadov casinos, collectively recognized for this purpose as the Company’s reporting unit.  Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life; rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test.  The impairment assessment requires the Company to compare the fair value of its Czech Republic reporting unit, which is comprised of its Ceska and Rozvadov casinos, and the Company’s reporting unit as defined under SFAS No. 142, to its carrying value (the net equity of the Company) to determine whether there is an indication that an impairment exists.  The fair value of the

Czech Republic reporting unit is determined through a combination of recent appraisals of the Company’s real property and a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”), which was based on the Company’s experience and data from independent, third parties.  As required by SFAS No. 142, the Company performed the annual fair-value based testing, conducted during the second quarter of 2006, of the carrying value of goodwill related to its Czech Republic reporting unit, and determined that goodwill was not impaired.  The Company expects to conduct its annual fair-value based testing in the second quarter of 2007.

(c)          Foreign currency translation - The Company complies with SFAS No. 52, “Foreign Currency Translation,” which states that for foreign subsidiaries whose functional currency is the local foreign currency, balance sheet accounts and cash flows are translated at exchange rates in effect at the end of the year and resulting translation adjustments are included in “accumulated other comprehensive income.”  Statement of operations accounts are translated by applying monthly averages of daily exchange rates on the respective monthly local Czech statement of operations accounts for the period.

The impact of foreign currency translation on goodwill is presented below:

	Applicable
	Foreign Exchange
	Rate ("FX") (2)	Goodwill		Method

As of March 31, 2007 (in thousands, except FX)

Residual balance, as of January 1, 2003 (in USD) (1)		USD	3,579	(A)

USD residual balance (A), translated at March 31, 1998 (date of acquisition), at FX (ie. 2003 CZK Balance)	33.8830	CZK	121,267

2003 CZK balance, translated to USD:
At March 31, 2007 at FX of:	20.9960	USD	5,776	(B)

Net increase (step-up) to Goodwill (adjustment made to Translation Adjustment in consolidation):			2,197	(B-A)

Increase to Goodwill is booked as follows:
Step-up for the year ended December 31, 2003 at FX of	26.0300	USD	1,080
Step-up for the year ended December 31, 2004 at FX of	22.3580	USD	765
(Step-down) for the year ended December 31, 2005 at FX of	24.5390	USD	(482)
Step-up for the year ended December 31, 2006 at FX of	20.8550	USD	873
(Step-down) for the quarter ended March 31, 2007 at FX of	20.9960	USD	(39)
			2,197

(1)

Goodwill was amortized over 15 years until the Company started to comply with SFAS No. 142, “Goodwill and Other Intangible Assets.” This balance represents the remaining, unamortized goodwill, after an impairment charge taken prior to January 1, 2003.

(2)	Interbank rates taken from Oanda.com

(e)          Recently adopted accounting pronouncement — Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During the first quarter of 2007, the Company recognized no adjustments for uncertain tax benefits.

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. The Company’s deferred tax assets were fully reserved at March 31, 2007 and December 31, 2006.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at March 31, 2007.

The tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company expects no material changes to unrecognized tax positions within the next twelve months.

(f)            New accounting pronouncements - In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. The SAB requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material.  SAB 108 does not change the guidance in SAB 99, “Materiality,” when evaluating the materiality of misstatements.  SAB 108 is effective for fiscal years ending after November 15, 2006.  Upon initial application, SAB 108 permits a one-time cumulative effect adjustment to beginning retained earnings.  The Company is currently evaluating the potential impact, if any, that the adoption of SAB 108 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure many financial instruments at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its consolidated financial position and results of operations.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Nature of Business and Competition

TWC is primarily engaged in the gaming business in the Czech Republic and Croatia.

The Company owns and operates four casinos in the Czech Republic (“CZ”), and manages, under contract, one casino and nightclub in Croatia.  Two of the Czech casinos are located in the western part of the CZ, close to the border of Germany.  The larger of the two, located in Ceska Kubice (“Ceska”), currently has four competitors. The smaller, Rozvadov (“Rozvadov”), is located in the town of Rozvadov and currently has one competitor.  The other two Czech casinos are located in the southern part of the CZ, close to the Austrian border.  The larger of these two, “Route 55”, located in Dolni Dvoriste, has two competitors.  The other casino, “Route 59”, which recently underwent a major building expansion and renovation, is located in Hate, near Znojmo, and currently has two competitors.

On September 21, 2006, the Company was selected to manage a casino and adjoining nightclub (collectively known as the “Grand Casino Lav”), located in the newly opened Le Meridien Lav resort in Podstrana, near Split, Croatia.  The 10-year management agreement with Grand Hotel Lav d.o.o., the property owner, provides for management fees based on the Grand Casino Lav’s financial results.  The agreement also provides optional renewal periods of five (5) years each, subject to certain performance conditions.   In addition to marketing to the existing hotel guests, American Chance Casinos (“ACC”) will target the local market of Split, the second largest city in Croatia.  The Grand Casino Lav currently has no competitors in proximity.

Exchange Rates

Due to the fact that the Company’s operations are located in Europe, TWC’s financial results are subject to the influence of fluctuations in foreign currency exchange rates.

The actual 2007 and 2006 operating results in local currency for the Czech casino units were converted to US Dollars using the average of the daily exchange rates of each month in the reporting periods, which are depicted in the following table.

For one (1) US Dollar equivalent:

	Average Koruna (CZK)
Period	2007	2006
March	21.4332	23.8625
February	21.6468	23.8132
January	21.2256	23.7940

The balance sheet totals of the Company’s foreign subsidiaries at March 31, 2007 and December 31, 2006 were converted to USDs using the interbank exchange rates, which are depicted in the following table:

As of	USD	CZK
March 31, 2007	1.00	20.9960
December 31, 2006	1.00	20.8550

Critical Accounting Policies

Management has identified the following as a critical accounting policy that affects the Company’s unaudited condensed consolidated interim financial statements.

Goodwill

Goodwill represents the excess of the cost of the Company’s Czech subsidiaries over the fair value of their net assets at the date of acquisition, which consists of only the Ceska and Rozvadov casinos, collectively recognized for this purpose as the Company’s reporting unit.  Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life; rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test.  The impairment assessment requires the Company to compare the fair value of its Czech Republic reporting unit (which is comprised of its Ceska and Rozvadov casinos), and, the Company’s reporting unit as defined under SFAS No. 142, to its carrying value (the net equity of the Company) to determine whether there is an indication that an impairment exists.  The fair value of the Czech Republic reporting unit is determined through a combination of recent appraisals of the Company’s real property and a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”), which was based on the Company’s experience and data from independent, third parties.  As required by SFAS No. 142, the Company performed the periodic fair-value based testing, conducted in the second quarter of 2006, of the carrying value of goodwill related to its Czech Republic reporting unit, and determined that goodwill was not impaired.  The Company expects to conduct its annual fair-value based testing in the second quarter of 2007.

Review of Condensed Consolidated Interim Results of the Company:

Three Months Ended March 31, 2007 and 2006:

The changes in the unaudited condensed consolidated results of the Company for the three months ended March 31, 2007 versus the results for the three months ended March 31, 2006 are depicted in the following table:

	Three Months Ended		Three Months Ended
(in thousands)	3/31/2006 (Unaudited)	Change	3/31/2007 (Unaudited)

Net income	$264
Revenues		945
Cost of revenues		(246)
Depreciation and amortization		(142)
Selling, general and administrative		(397)
Interest expense, net		(30)
Foreign exchange gain		1
Net income		131	$395

For the quarter ended March 31, 2007, Company revenues rose 15.6%, or an approximate $945,000, on total revenues of approximately $7.0 million versus $6.0 million for the comparable quarter in 2006.  The revenue improvement was due primarily to increased business volume at its Czech casinos, and, significantly, to growing slot revenues, which represented 37.2% of total revenues versus 26.1% for the same quarter in 2006.  Grand Casino Lav management fees added $19,000 in the first quarter of 2007.

Cost of revenues increased by approximately $246,000, or 6.9%, largely as a result of a volume-driven labor costs and gaming taxes, which, in aggregate, were offset by lower gaming equipment rent.  For the quarter ended March 31, 2007 versus the same quarter in 2006, slot rent expenses were approximately $450,000 versus $698,000, respectively, a decrease of 35.5%, due to favorable renewed lease agreements.

The depreciation expense increase of $142,000 was due primarily to the acceleration of the depreciable life of Company-owned slot machines.

Selling, general and administrative cost increases of $397,000, or 19.8%, in the first quarter of 2007 versus the same quarter in 2006 was due primarily to higher payroll related expenses, additional Grand Casino Lav-related travel and administrative expenses, and the expense of vested stock options.

Net interest expense increased by $30,000, or 69.8% as interest earned on the Company’s deposits, which have been gradually depleted in favor of the 2006 capital improvement plan, has decreased.

As a result of the above, the Company achieved net income of $395,000 for the three months ended March 31, 2007 versus the results for the same three months in 2006.

The Company’s Business Units:

Ceska

The Ceska casino, which has a 1920’s Chicago theme, currently has 15 gaming tables, including seven card tables and eight roulette tables.  In 2006, Ceska added four new slot machines, followed by eight in February 2007, bringing the total to the current 60.  Visitor parking is available for approximately 60 cars.

Rozvadov

The Rozvadov casino, which has a South Pacific theme, currently operates 10 gaming tables, including five card tables and five roulette tables, 30 slot machines, and parking for 40 cars.

Route 59

Route 59 currently includes 21 gaming tables, which consist of 12 card tables, eight roulette tables, and one electro-mechanical roulette machine.  In January 2007, it added 32 new slot machines, bringing the total to the current 102.  In 2006, the unit underwent expansion and renovation projects, the scope of which included: (i) refurbishment of the existing space, including reception reconfiguration; (ii) expansion of the building, including an extension of the gaming floor area; (iii) construction of a large, centrally located stage; (iv) introduction of a second bar; (v) introduction of New Orleans thematic elements throughout the casino; and (vi) expansion of the parking area to accommodate up to 220 cars.  Further, in the first quarter of 2007, the casino extended and completed renovations to certain areas not covered by the 2006 projects, notably structural roof changes, and replacement of carpeting and lighting for the main gaming floor.

Route 55

Route 55, ACC’s largest casino to date, features a Miami Beach “Streamline Moderne” style, reminiscent of Miami Beach in the early 1950’s.  The two-story casino offers 21 tables, including 10 card tables, 10 roulette tables, a Slingshot multi-win roulette, and 100 slot machines.  On the mezzanine level, the casino offers a full Italian, Pompeii-themed restaurant with seating for 70 guests, an open buffet area, a VIP lounge, and a VIP gaming room equipped with four gaming tables (which are included in the table count above).

Grand Casino Lav

The Grand Casino Lav currently has 13 gaming tables, including six roulette tables, seven card tables, two of which are in the dedicated VIP area, 80 video slot machines, a panoramic, mezzanine bar overlooking the gaming floor, and a full service nightclub that can accommodate up to 250 guests, and features live entertainment acts.

The Company’s casinos each offer a restaurant and a full bar, and in certain units, lounge areas and multiple bars.

Sales and Marketing

The Company emphasizes unique marketing and promotional programs in an effort to differentiate itself from its competitors, and to secure and enhance its competitive position in the respective markets that it serves.  With respect to its Czech casinos, the Company aggressively targets key cities in its media campaigns, most notably Vienna and Linz, Austria and Regensburg, Germany, and the areas surrounding these cities, all of which are in driving range of the casinos.  For its Croatian unit, the Company focuses its marketing programs toward the hotel guests, in addition to Split, the second largest city in Croatia, as well as certain key national markets, such as Italy and other neighboring countries.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2007, the Company had a working capital deficit of approximately $2.5 million, compared with a working capital deficit of approximately $2.6 million at December 31, 2006.  This represent a $93,000 improvement over the 2006 year end deficit that was due primarily from weaker than expected results in Route 59.  Further, in the first quarter of 2007, TWC contributed an additional cash investment for the renovation of Route 59 that was not included in the Company’s 2006 capital improvement program.  Management anticipates improvement in its cash flow in 2007, as a result of this additional investment, as well as from the following enhancements to operations completed in 2006: (i) extension and partial renovation of Route 59, (ii) purchases of a sizable number of new slot machines,  (iii) successful renegotiation of equipment leases on a large portion of its existing inventory of leased slot machines, from a revenue-based structure to a fixed-rent basis.

The Company believes that its cash resources at March 31, 2007, in addition to the anticipated cash to be provided by existing operations, will be sufficient to fund its activities for the next twelve months.

Further, the Company is evaluating financing proposals in connection with several development projects, including the potential development of hotels on land the Company owns, as a complement to its gaming operations.  If constructed, they are expected to contribute incremental cash and enhance the Company’s working capital.  There can be no assurances that management’s plans will be realized.

The Company is obligated under various contractual commitments over the next five years.  The following is a summary of the five-year commitments of the Company as of March 31, 2007:

(in thousands)		Less than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
Long-term, unsecured debt, US	$1,550	$—	$1,550	$—	$—
Long-term debt, foreign	1,708	591	1,117
Operating leases	942	299	609	34
Employment agreements	413	413
Total contractual obligations	$4,613	$1,303	$3,276	$34	$—

PLAN OF OPERATIONS

With the completion of the Company’s Capital Improvement Program in 2006, there have been notable improvements in operations and financial results.  Management believes that these improvements have repositioned the units to better recapture the business it had lost to competitors and to increase the volume of current visits, thereby improving revenues.

In addition to the capital improvements, the Company continues to concentrate its efforts on improving its operational results through the design and implementation of innovative marketing and operational strategies and to expanding its casino business in Europe, including its latest addition, the management of the Grand Casino Lav in Split, Croatia.

Ceska

For the three months ended March 31, 2007, Ceska experienced a robust 26% increase in its slot revenues, while live games revenue was flat, when compared to the same period in 2006.  The improvement was due to a combination of the replacement of older leased slot machines to newer ones and to the addition of four wholly-owned slot machines to its inventory in 2006.

Rozvadov

Rozvadov, which has seen a 53% boost in slot business in the first quarter of 2007, coupled with a resurgence in higher-stakes clientele, saw total revenue improvements of 27%, when compared with the same quarter in 2006.  The slot revenue improvement was attributable to the replacement of older leased slot machines with more popular leased slot machines.

Route 59

Route 59, which had undergone the most significant makeover in 2006 and in the first quarter of 2007, has begun to show signs of improvement, as first quarter 2007 attendance increased 3%, while slot revenue increased 27% over the same quarter in 2006.

With an improved product, the casino is poised to recapture the business lost in 2006 as well as draw new business to its expanded and renovated facilities.  This renovation will further differentiate Route 59 from its competitors and will permit a greater emphasis on the integration of entertainment into the gaming experience, a formula which has proven to be successful for TWC.

Route 55

Route 55 is in its third full year of operation.  Attendance in the first quarter of 2007 jumped 84%, while live games revenue and slot revenue increased 18% and 125%, respectively, when compared with the comparable quarter in 2006.  Promotional events and its amenities remain a popular draw to players.

Grand Casino Lav

The casino is in its first year of operations, and is mainly focused on establishing its market, targeting hotel guests, gamblers in the city of Split and surrounding countries.  In anticipation of a flat 2007, the Company hopes to make significant improvement in its operations to stimulate new and repeat business in 2008.

Long Range Objective

The Company’s current operations are principally in the gaming industry.  The Company’s senior corporate management, several of whom have extensive experience in the hotel industry, are exploring ways to expand the Company’s operations through the acquisition and/or development of new non-gaming business units, while continuing to grow the Company’s existing operations.  The Company will also seek to obtain management contracts for business units that complement its existing operations, while its casino and non-gaming expansion will be based on evaluations of the potential returns of projects that arise and, for certain projects, the availability of financing.

Note on Forward-Looking Information

This Form 10-QSB contains certain forward-looking statements.  For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipates,” “hopes,” “estimates,” or “continue” or comparable terminology or the negative thereof are intended to identify certain forward-looking statements.  These statements, by their nature, involve substantial risks and uncertainties, both known and unknown, and actual results may differ materially from any future results expressed or implied by such forward-looking statements.  The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

There were no significant changes in the Company’s internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, these controls subsequent to the date of their evaluation and up to the date of the filing of this quarterly report.

PART II - OTHER INFORMATION

ITEM 1.                 LEGAL PROCEEDINGS

The Company was not involved in any material legal proceeding or litigation during the quarter ended March 31, 2007, or through the date of this filing.

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                  OTHER INFORMATION

None.

ITEM 6.                  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

Reference is made to the Exhibit Index hereinafter contained.

REPORTS ON FORM 8-K

None.

TRANS WORLD CORPORATION
EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-QSB
FOR THE THREE MONTHS ENDED MARCH 31, 2007

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

TRANS WORLD CORPORATION

Date:	May 2, 2007	By:	/s/ Rami S. Ramadan
President, Chief Executive Officer and
Chief Financial Officer