Form 10QSB
period 2007-06-30
TRANS WORLD CORP
filed 2007-07-30
CIK 914577

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒          NO  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐              NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  YES  ☐             NO  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Shares of the Registrant’s Common Stock, par value $.001, outstanding as of July 27, 2007:  7,840,870

Transitional Small Business Disclosure Format (check one: YES  ☐                 NO  ☒)

TRANS WORLD CORPORATION AND SUBSIDIARIES

FORM 10-QSB

FOR THE QUARTER ENDED JUNE 30, 2007

INDEX

PART 1 – FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2007 and December 31, 2006

(in thousands, except for share data)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$2,530	$3,266
Prepaid expenses	872	704
Notes receivable, current portion	376	223
Other current assets	209	592

Total current assets	3,987	4,785

PROPERTY AND EQUIPMENT, less accumulated depreciation of $5,363 and $5,257, as of June 30, 2007 and December 31, 2006, respectively	17,963	18,099

OTHER ASSETS:
Goodwill	5,694	5,815
Notes receivable, less current portion	809	713
Deposits and other assets	1,550	1,814

Total other assets	8,053	8,342

	$30,003	$31,226

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Long-term debt, current maturities	$830	$604
Accounts payable	1,247	1,904
Interest payable	—	72
Czech tax accrual	1,869	3,328
Accrued expenses and other current liabilities	1,474	1,497

Total current liabilities	5,420	7,405

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	2,744	2,849
Other liabilities	745	718

Total long-term liabilities	3,489	3,567

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:

Preferred stock, $.001 par value, 4,000,000 shares authorized, none issued
Common stock $.001 par value, 9,500,000 shares authorized, 7,840,870 shares issued and outstanding	8	8
Additional paid-in capital	47,749	47,720
Accumulated other comprehensive income	5,718	6,330
Accumulated deficit	(32,381)	(33,804)

Total stockholders’ equity	21,094	20,254

	$30,003	$31,226

See accompanying notes to condensed consolidated interim financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

Six and Three Months Ended June 30, 2007 and 2006

(in thousands, except for share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$14,215	$12,367	$7,250	$6,328

COSTS AND EXPENSES:
Cost of revenues	7,579	7,337	3,775	3,779
Depreciation and amortization	603	350	292	181
Selling, general and administrative	4,465	4,290	2,082	2,286
	12,647	11,977	6,149	6,246

INCOME FROM OPERATIONS	1,568	390	1,101	82

OTHER INCOME (EXPENSES):
Interest expense, net	(146)	(88)	(73)	(46)
Foreign exchange gain	1	2		1
Other		(1)
	(145)	(87)	(73)	(45)

NET INCOME	1,423	303	1,028	37

Other comprehensive income (loss), foreign currency translation adjustments, net of tax	(612)	1,163	(356)	645

COMPREHENSIVE INCOME	$811	$1,466	$672	$682

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	7,840,870	7,840,869	7,840,870	7,840,869
Diluted	7,934,309	7,846,287	7,934,309	7,846,287

EARNINGS PER COMMON SHARE:
Basic	$0.18	$0.04	$0.13	$0.00
Diluted	$0.18	$0.04	$0.13	$0.00

See accompanying notes to condensed consolidated interim financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2007 and 2006

(in thousands)

	2007	2006
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,423	$303
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	603	350
Stock-based compensation expense	45
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	117	135
Deposits and other assets	248
Accounts payable	(629)	(918)
Interest payable	(72)	(51)
Czech tax accrual	(1,411)	(1,220)
Accrued expenses and other current liabilities	35	(111)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	359	(1,512)

CASH FLOWS FROM INVESTING ACTIVITIES:
Renovation and purchases of property and equipment	(846)	(1,027)
Payment for deposit		(20)
Additional issuance of notes receivable	(211)
NET CASH USED IN INVESTING ACTIVITIES	(1,057)	(1,047)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from operating loan	476
Payments of financing costs	(16)	(66)
Principal payments on long-term debt	(378)	(866)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	82	(932)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(120)	208

NET DECREASE IN CASH	(736)	(3,283)

CASH:
Beginning of period	3,266	6,595

End of period	$2,530	$3,312

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$310	$137

See accompanying notes to condensed consolidated interim financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(in thousands, except for share data)

1.              Basis of Presentation and Consolidation.

The accompanying unaudited condensed consolidated interim financial statements of Trans World Corporation and Subsidiaries (collectively, the “Company” or “TWC”) as of June 30, 2007 and December 31, 2006 and for the three and six months ended June 30, 2007 and 2006 reflect all adjustments of a normal and recurring nature to fairly present the consolidated financial position, results of operations and cash flows for the interim periods.  The financial statements of all foreign subsidiaries consolidated herein have been converted in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for financial presentation purposes.  All significant intercompany transactions and account balances have been eliminated in consolidation.  These unaudited condensed consolidated interim financial statements have been prepared by the Company according to the instructions for Form 10-QSB and Regulation S-B.  Pursuant to these instructions, certain financial information and footnote disclosures normally included in such consolidated financial statements have been condensed or omitted.

These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis or plan of operations, contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.  The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may occur for the year ending December 31, 2007.

The condensed consolidated balance sheet as of December 31, 2006 was derived from the Company’s audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

2.              Commitments and Contingencies.

Lease Obligations - The Company is obligated under several operating leases expiring through 2011.  Future aggregate minimum annual rental payments under all of these leases for the next four years are as follows:

Twelve months ending June 30,
2008	$96
2009	100
2010	102
2011	20

Rent expense under these operating leases was approximately $48 and $49 for the six months ended June 30, 2007 and 2006, respectively.

The Company is also obligated under certain five-year, slot equipment operating leases, which include a monthly rental fee per slot machine, and an option for upgrades to newer machines.  In the second quarter of 2007, the Company’s slot lease expenses were approximately $458 versus $760 in the comparable period in 2006 and $908 versus $1,265 for the first half of 2007 versus the same period in 2006.

Employment Agreements – The Company has entered into employment agreements with certain of its executives, which provide for annual compensation, plus in most cases, participation in future benefit programs and stock options plans.  As of June 30, 2007, $275 of annual compensation, payable in 2007, remains under these employment agreements.

Pursuant to a renewal of the employment agreement with the Company’s Chief Executive Officer (“CEO”) in July 2005, the CEO received a grant of seven-year options to purchase an aggregate total of 175,000 shares of the Company’s Common Stock in allotments of 35,000 shares per annum over a five-year vesting period.  These options are exercisable at prices, depending on the point in time, ranging from $2.80 per share on July 1, 2005 to $4.11 per share on January 1, 2012.  As of June 30, 2007, 70,000 of the 175,000 options granted have vested, all of which are exercisable at $3.06 per option.  Also pursuant to the July 2005 employment agreement with the Company’s CEO, upon reaching designated earnings per share targets, the CEO will be granted 75,000 restricted shares of the Company’s Common Stock in 25,000 allotments.  No said restricted shares have been vested to date.

401 (k) and Profit Sharing Plan – The Company maintains a contributory 401(k) plan and a profit sharing plan.  These plans are for the benefit of all eligible corporate employees, who may have up to 15% of their salary withheld, not to exceed the maximum federally allowed amount.  The Company makes an employer-matching contribution of 60 cents for each employee dollar contributed.

Taxing Jurisdiction – The Czech Republic currently has a number of laws related to various taxes imposed by governmental authorities.  Applicable taxes include gaming tax, VAT, charity tax, and payroll (social) taxes.  Tax declarations, together with other legal compliance areas (as examples: customs and currency control matters) are subject to review and investigation by a number of governmental authorities, that are enabled by law to impose extremely severe fines, penalties and interest charges and create tax risks in the Czech Republic.  Management believes that it has adequately provided for its tax liabilities.

3.              Liquidity.

As of June 30, 2007, the Company had a working capital deficit of approximately $1,433, compared with a working capital deficit of $2,620 at December 31, 2006.  This represents a $1,187 improvement over the 2006 year end deficit, primarily due to stronger overall operating results achieved in the first half of 2007.  Management anticipates further improvement in its cash flow in 2007 from returns on the additional investments made in the first quarter of 2007 at Route 59, as well as from the enhancements to operations completed in 2006, which included: (i) extension and renovation of Route 59; (ii) purchases of gaming equipment, including 100 slot machines; and, (iii) renegotiation of equipment leases on a large portion of its existing inventory of leased slot machines, from a revenue-based structure to a fixed-rent basis.

The Company believes that its cash resources at June 30, 2007, in addition to the anticipated cash to be provided by existing operations, will be sufficient to fund its activities for the next twelve months.

In addition to an 18-month operating loan for 10,000 Czech Korunas (“CZK”) (approximately $476), secured by the Route 59 casino building in May 2007, the Company is evaluating financing proposals in connection with several development projects, including the potential development of hotels on land the Company owns, as a complement to its gaming operations.  If constructed, the hotels are expected to contribute incremental cash and enhance the Company’s working capital.  There can be no assurances that management’s plans will be realized.

4.              Summary of Selected Significant Accounting Policies.

(a)          Earnings per share - The Company complies with accounting and disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.”  Basic earnings (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per common share incorporate the dilutive effect of common stock equivalents on an average basis during the period.  The Company’s common stock equivalents currently include stock options and warrants.  Unexercised warrants and stock options to purchase 311,117 and 196,117 shares of common stock as of June 30, 2007 and 2006, respectively, were included in the computation of diluted earnings per common share, if such unexercised warrants and stock options were “in-the-money” and vested.

(b)         Goodwill – The Company complies with the accounting and reporting requirements of SFAS No. 142, “Goodwill and Other Intangible Assets.”  Goodwill represents the excess of the cost of the Company’s Czech subsidiaries over the fair value of their net assets at the date of acquisition, which consists of only the Ceska and Rozvadov casinos, collectively recognized for this purpose as the Company’s reporting unit.  Under SFAS No. 142, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test.  The impairment assessment requires the Company to compare the fair value of its Czech Republic reporting unit as defined under SFAS No. 142, which is comprised of its Ceska and Rozvadov casinos, to its carrying value (the net equity of the Company) to determine whether there is an indication that an impairment exists.  The fair value of the Czech Republic reporting unit is determined through a combination of recent appraisals of the Company’s real property and a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”), which was based on the Company’s experience and data from independent third parties.  As required by SFAS No. 142, the Company performed the annual fair value-based testing, which was conducted during the second quarter of 2007, of the carrying value of goodwill related to its Czech Republic reporting unit, and determined that goodwill was not impaired.  The Company expects to conduct its next annual fair value-based testing in the second quarter of 2008.

(c)          Foreign currency translation - The Company complies with the accounting and reporting requirements of SFAS No. 52, “Foreign Currency Translation,” which states that for foreign subsidiaries whose functional currency is the local foreign currency, balance sheet accounts and cash flows are translated at exchange rates in effect at the end of the year and resulting translation adjustments are included in “accumulated other comprehensive income.”  Statement of operations accounts are translated by applying monthly averages of daily exchange rates to the respective monthly local Czech statement of operations accounts for the period.

The impact of foreign currency translation on goodwill is presented below:

	Applicable
	Foreign Exchange
As of June 30, 2007 (in thousands, except FX)	Rate (“FX”) (2)	Goodwill		Method

Residual balance, as of January 1, 2003 (in USD) (1)		USD	3,579	(A)

USD residual balance (A), translated at June 30, 1998 (date of acquisition), at FX rate of: (ie. 2003 CZK Balance)	33.8830	CZK	121,267

2003 CZK balance, translated to USD: At June 30, 2007 at FX of:	21.2980	USD	5,694	(B)

Net increase (step-up) to Goodwill (adjustment made to Translation Adjustment in consolidation):			2,115	(B-A)

Increase to Goodwill is booked as follows:
Step-up for the year ended December 31, 2003 at FX of	26.0300	USD	1,080
Step-up for the year ended December 31, 2004 at FX of	22.3580	USD	765
(Step-down) for the year ended December 31, 2005 at FX of	24.5390	USD	(482)
Step-up for the year ended December 31, 2006 at FX of	20.8550	USD	873
(Step-down) for the six months ended June 30, 2007 at avg. FX of	21.2490	USD	(121)
			2,115

(1)   Goodwill was amortized over 15 years until the Company started to comply with SFAS No. 142. This balance represents the remaining, unamortized goodwill, after an impairment charge taken prior to January 1, 2003.

(2)   FX (interbank) rates taken from Oanda.com.

(e)          Recently adopted accounting pronouncement — Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During the second quarter of 2007, the Company recognized no adjustments for uncertain tax benefits.

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. The Company’s deferred tax assets were fully reserved at June 30, 2007 and December 31, 2006.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at June 30, 2007.

The tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company expects no material changes to unrecognized tax positions within the next twelve months.

(f)            New accounting pronouncements - In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its condensed consolidated interim financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”).  SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. The SAB requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material.  SAB 108 does not change the guidance in SAB 99, “Materiality,” when evaluating the materiality of misstatements.  SAB 108 is effective for fiscal years ending after November 15, 2006.  Upon initial application, SAB 108 permits a one-time cumulative effect adjustment to beginning retained earnings.  The Company is currently evaluating the potential impact, if any, that the adoption of SAB 108 will have on its condensed consolidated interim financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure many financial instruments at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its condensed consolidated interim financial position and results of operations.

5.              Subsequent Event.

On July 23, 2007, the Company established a 24-month secured 150,000 CZK (approximately $7,000), revolving credit facility that will be used for operations and general corporate purposes, including development.  The credit facility, which is secured by the Company’s Route 55 casino building and related land, has been made available through Commerzbank Aktiengesellschaft, pobocka Praha, and includes an option, exercisable by the Company two months prior to full-term maturity, to extend the term for an additional 12 months, with all other provisions, including the rate of interest, remaining the same.  The interest, in conjunction with each requested draw-down terms of either 1-month, 3-month, or 6-month, is calculated using the corresponding Prague Interbank Offering Rate (“PRIBOR”), plus 400 basis points, based on a 360-day calendar year.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Nature of Business and Competition

TWC is primarily engaged in the gaming business in the Czech Republic and Croatia.

The Company owns and operates four casinos in the Czech Republic (“CZ”), and manages, under contract, one casino and nightclub in Croatia.  Two of the Czech casinos are located in the western part of CZ, close to the border of Germany.  The larger of the two, located in Ceska Kubice (“Ceska”), currently has four competitors. The smaller, Rozvadov (“Rozvadov”), is located in the town of Rozvadov and currently has one competitor.  The other two Czech casinos are located in the southern part of CZ, close to the Austrian border.  The larger of these two, “Route 55,” located in Dolni Dvoriste, has two competitors.  The other casino, “Route 59,” which recently underwent a major building expansion and renovation, is located in Hate, near Znojmo, and currently has two competitors.

On September 21, 2006, the Company was selected to manage a casino and adjoining nightclub (collectively known as the “Grand Casino Lav”), located in the newly opened Le Meridien Lav resort in Podstrana, near Split, Croatia.  The 10-year management agreement with Grand Hotel Lav d.o.o., the property owner, provides for management fees based on the Grand Casino Lav’s financial results.  The agreement also provides optional renewal periods of five (5) years each, subject to certain performance conditions.   In addition to marketing to the existing hotel guests, American Chance Casinos (“ACC”) targets the local market of Split, the second largest city in Croatia.  The Grand Casino Lav currently has two new competitors in proximity.

Exchange Rates

Due to the fact that the Company’s operations are located in Europe, the financial results are subject to the influence of fluctuations in foreign currency exchange rates.

The actual 2007 and 2006 operating results in local currency for the Czech casino units were converted to U.S. Dollars (“USD”) using the average of the daily exchange rates of each month in the reporting periods, which are depicted in the following table.

For one (1) USD equivalent:

	Average Koruna (CZK)
Month	2007	2006
June	21.2951	22.4254
May	20.9220	22.1942
April	20.7665	23.3341
March	21.2256	23.8625
February	21.6468	23.8132
January	21.4332	23.7940

The balance sheets totals of the Company’s foreign subsidiaries at June 30, 2007 and December 31, 2006 were converted to USDs using the interbank exchange rates, which are depicted in the following table:

As of	USD	CZK
June 30, 2007	1.00	21.2980
December 31, 2006	1.00	20.8550

Critical Accounting Policies

Management has identified the following as critical accounting policies that affect the Company’s unaudited condensed consolidated interim financial statements.

Goodwill

Goodwill represents the excess of the cost of the Company’s Czech subsidiaries over the fair value of their net assets at the date of acquisition, which consists of only the Ceska and Rozvadov casinos, collectively recognized for this purpose as the Company’s reporting unit.  Under SFAS No. 142, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test.  The impairment assessment requires the Company to compare the fair value of its Czech Republic reporting unit as defined under SFAS No. 142, which is comprised of its Ceska and Rozvadov casinos, to its carrying value (the net equity of the Company) to determine whether there is an indication that an impairment exists.  The fair value of the Czech Republic reporting unit is determined through a combination of recent appraisals of the Company’s real property and a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”), which was based on the Company’s experience and data from independent, third parties.  As required by SFAS No. 142, the Company performed the periodic fair-value based testing, which was conducted in the second quarter of 2007, of the carrying value of goodwill related to its Czech Republic reporting unit, and determined that goodwill was not impaired.  The Company expects to conduct its annual fair-value based testing in the second quarter of 2008.

Review of Consolidated Interim Results of the Company

Three Months Ended June 30, 2007 and 2006:

The changes in the unaudited condensed consolidated interim results of the Company for the three months ended June 30, 2007 versus the results for the three months ended June 30, 2006 are depicted in the following table.

	Three Months Ended		Three Months Ended
(in thousands)	June 30, 2006	Change	June 30, 2007

Net income	$37
Revenues		922
Cost of revenues		4
Depreciation and amortization		(111)
Selling, general and administrative		204
Interest expense, net		(27)
Foreign exchange gain		(1)
Net income		991	$1,028

For the three months ended June 30, 2007, the Company posted an approximate $922,000, or 14.6%, improvement on total revenue of about $7.3 million versus $6.3 million for the three months ended June 30, 2006.  This increase was largely attributable to a combination of improved results at the Company’s newest and largest business unit, Route 55, and at its second largest and recently renovated unit, Route 59.  The overall revenue improvement served to more than offset several large wins in live games at both Route 55 and Route 59 achieved by certain of its players in the second quarter of 2007.

Cost of revenues was flat compared to 2006, as reductions in expenses in Ceska and Rozvadov served to offset volume-driven increases in the other larger casinos.  Slot lease expenses for the quarter ended June 30, 2007 were approximately $458,000 versus $760,000 of the comparable period in 2006.

Depreciation and amortization expense increased by $111,000, or 61.63%, largely due to additional depreciation of recent asset acquisitions, including the Company’s owned slot machines.

Selling, general and administrative costs decreased by $204,000, or 8.9%, in the second quarter of 2007 versus the same quarter in 2006.  This decrease resulted largely from the impact of foreign exchange rates on expenses and lower professional fees.

Net interest expense increased by $27,000, or 58.7%, in the second quarter of 2007 versus the same quarter in 2006, from a reduction in earned interest income, which had served to offset interest expense in 2006.

As a result of the above, the Company achieved net income gain of approximately $1.0 million, for the three months ended June 30, 2007 versus the results for the same three months in 2006.

Six Months Ended June 30, 2007 and 2006:

The changes in the unaudited condensed consolidated interim results of the Company for the six months ended June 30, 2007 versus the results for the six months ended June 30, 2006 are depicted in the following table.

	Six Months Ended		Six Months Ended
(in thousands)	June 30, 2006	Change	June 30, 2007

Net income	$303
Revenues		1,848
Cost of revenues		(242)
Depreciation and amortization		(253)
Selling, general and administrative		(175)
Interest expense, net		(58)
Foreign exchange loss		(1)
Other		1
Net income		1,120	$1,423

For the six months ended June 30, 2007, the Company generated revenues of approximately $14.2 million, a 14.9%, or $1.8 million, improvement over the same six months in 2006.  This increase was largely attributable to the performance improvements of Route 55 and improved overall slot results.

Cost of revenues increased by approximately $242,000, or 3.3%, principally as a result of higher volume-driven payroll expenses, gifts and giveaways, and higher slot revenue taxes, which were partially offset by lower slot lease expenses (i.e. approximately $908,000 in 2007 versus $1.3 million in 2006).

Depreciation and amortization expense increased by $253,000, or 72.3%, due primarily to additional depreciation of recent asset acquisitions, including the Company’s owned slot machines.

Selling, general and administrative costs increased by $175,000, or 4.1%, resulting from several factors, notably the expense of vested stock options, and the impact of foreign exchange rates on expenses, which were partially offset by management fees earned to date at June 30, 2007 of $47,000, and to lower professional fees.

Net interest expense increased by $58,000, or 65.9%, primarily due to a reduction in earned interest income, which had served to offset interest expense in 2006.

As a result of the above, the Company achieved an incremental net income improvement of approximately $1.1 million, or 369.6%, from $303,000 for the six months ended June 30, 2006 to $1.4 million for the same period in 2007.

The Company’s Business Units:

The Company’s casinos each offer a restaurant and a full bar, and in certain units, lounge areas and multiple bars.

Ceska

The Ceska casino, which has a 1920’s Chicago theme, currently has 15 gaming tables, including eight card tables and seven roulette tables.  In 2006, Ceska added four new slot machines, followed by another eight in February 2007, bringing the total to the current 60.  Visitor parking is available for approximately 60 cars.

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

Route 55

Route 55, ACC’s largest casino to date, features a Miami Beach “Streamline Moderne” style, reminiscent of Miami Beach in the early 1950’s.  The two-story casino offers 21 tables, including 10 card tables, 10 roulette tables, a Slingshot multi-win roulette table, and 114 slot machines.  On the mezzanine level, Route 55 offers a full Italian restaurant with seating for 70 guests, an open buffet area, a VIP lounge, and a VIP gaming room equipped with four gaming tables, included in the table count above.

Grand Casino Lav

The Grand Casino Lav currently has 15 gaming tables, including six roulette tables and nine card tables, 80 video slot machines, a panoramic, mezzanine bar overlooking the gaming floor, and a full-service nightclub that can accommodate up to 250 guests and features live entertainment.

Sales and Marketing

The Company emphasizes unique marketing and promotional programs in an effort to differentiate itself from its competitors, and to secure and enhance its competitive position in the respective markets being served.  With respect to its Czech casinos, the Company aggressively targets key cities in its media campaigns, most notably Vienna and Linz, Austria and Regensburg, Germany, as well as the areas surrounding these cities, all of which are within driving range of the casinos.  For its Croatian unit, the Company focuses its marketing programs toward the hotel guests, as well as guests in surrounding hotels.  In addition, efforts are focused on Split, the second largest city in Croatia, as well as certain key national markets, such as Italy and other neighboring countries.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2007, the Company had a working capital deficit of approximately $1.4 million, compared with a working capital deficit of $2.6 million at December 31, 2006.  This represents a $1.2 million improvement over the 2006 year end deficit, primarily due to stronger overall operating results achieved in the first half of 2007.  Management anticipates further improvement in its cash flow in 2007 from the returns on the additional investments made in the first quarter of 2007 at Route 59, as well as from the enhancements to operations completed in 2006, which included: (i) extension and partial renovation of Route 59; (ii) purchases of a sizable number of new slot machines; and, (iii) successful renegotiation of equipment leases on a large portion of its existing inventory of leased slot machines, from a revenue-based structure to a fixed-rent basis.

The Company believes that its cash resources at June 30, 2007, in addition to the anticipated cash to be provided by existing operations, will be sufficient to fund its activities for the next twelve months.

In addition to an 18-month operating loan for approximately $476,000 (10 million CZK), secured by the Route 59 casino building in May 2007, the Company is evaluating financing proposals in connection with several development projects, including the potential development of hotels on land the Company owns, as a complement to its gaming operations.  If constructed, the hotels are expected to contribute incremental cash and enhance the Company’s working capital.  There can be no assurances that management’s plans will be realized.

The Company is obligated under various contractual commitments over the next five years.  The following is a summary of the five-year commitments of the Company as of June 30, 2007:

(in thousands)		Less than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
Long-term, unsecured debt, U.S.	$1,550	$—	$1,550	$—	$—
Long-term debt, foreign	2,024	830	1,194
Operating leases	926	297	609	20
Employment agreements	275	275

Total contractual obligations	$4,775	$1,402	$3,353	$20	$—

In May 2007, the Company drew an operating loan of 10 million CZK (approximately $476,000), secured by Route 59’s casino building. The 18-month term loan, which has monthly principal and interest payments of 526,000 CZK (approximately $24,500), commences in September 2007 and matures in March 2009, bears a floating rate of interest at the one-month, Prague Interbank Offered Rates (“PRIBOR”), plus 220 basis points.  The loan is provided by GE Capital Bank a.s., the same lender that provided the construction loan for its Route 55 casino.

PLAN OF OPERATIONS

With the completion of the Company’s Capital Improvement Program at the end of 2006, which provided for, namely, the expansion and renovation of Route 59 and purchases of certain gaming equipment, and additional renovation work at Route 59, there have been notable improvements in operations and financial results in 2007.  Management believes that these improvements have repositioned the units to better recapture business it had lost to competitors and to increase the volume of current visits, thereby improving revenues.  In addition to the capital improvements, the Company continues to concentrate its efforts on improving its operational results through the design and implementation of innovative marketing and operational strategies and to expand its casino business in Europe, including its latest addition, the management of the Grand Casino Lav in Podstrana, near Split, Croatia.

Long Range Objective

The Company’s current operations are principally in the gaming industry.  The Company’s senior corporate management, several of whom have extensive experience in the hotel industry, is exploring ways to expand the Company’s operations through the acquisition and/or development of new non-gaming business units, while continuing to grow the Company’s existing operations.  The Company will also seek to obtain management contracts for business units that complement its existing operations, while its casino and non-gaming expansion will be based on evaluations of the potential returns of projects that arise and, for certain projects, the availability of financing.

Note on Forward-Looking Information

This Form 10-QSB contains certain forward-looking statements.  For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipates,” “estimates,” or “continue” or comparable terminology or the negative thereof are intended to identify certain forward-looking statements.  These statements, by their nature, involve substantial risks and uncertainties, both known and unknown, and actual results may differ materially from any future results expressed or implied by such forward-looking statements.  Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in the section entitled “Plan of Operations and Important Factors to Consider” under “Item 6. Management Discussion and Analysis or Plan of Operations.” in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 15, 2007.  The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

PART II - OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

The Company was not involved in any material legal proceeding or litigation during the quarter ended June 30, 2007, or through the date of this filing.

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 2007 Annual Meeting on May 5, 2007 in Podstrana, near Split, Croatia.  There were a total of 7,840,870 shares of common stock of the Company which could be voted and 6,456,923 shares were represented at the meeting by the holders thereof in person and by proxy, which constituted a quorum.  The votes were as follow:

1.	Election of Directors, for One-year Term expiring in 2008:

	For	Withheld	Not Voted
Geoffrey B. Baker	6,456,863	60	1,383,947

Timothy G. Ewing	6,456,863	60	1,383,947

Julio E. Heurtematte, Jr.	6,456,863	60	1,383,947

Rami S. Ramadan	6,456,783	140	1,383,947

Malcolm M.B. Sterrett	6,456,863	60	1,383,947

2.	Approval to amend the 2004 Equity Incentive Plan:

For	Against	Abstain	Not Voted
5,787,065	200	2,352	2,051,253

3.	Ratification of the appointment of Rothstein, Kass & Company, P.C. as the Company’s independent accountants for the fiscal year ending December 31, 2007:

For	Against	Abstain	Not Voted
6,456,713	50	160	1,383,947

ITEM 5.                  OTHER INFORMATION

Subsequent Event.  On July 23, 2007, the Company established a 24-month, secured, 150 million CZK, or approximately $7.0 million at June 30, 2007 exchange rate, revolving credit facility that will be used for operations and general corporate purposes, including development.  The credit facility, which is secured by the Company’s Route 55 casino building and related land, has been made available through Commerzbank Aktiengesellschaft, pobocka Praha, and includes an option, exercisable by the Company two months prior to full-term maturity, to extend the term for an additional 12 months, with all other provisions, including the rate of interest, remaining the same.  The interest, in conjunction with each requested draw-down terms of either 1-month, 3-month, or 6-month, is calculated using the corresponding Prague Interbank Offering Rate (“PRIBOR”), plus 400 basis points, based on a 360-day calendar.

ITEM 6.                  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS
31.0	Certification of Chief Executive Officer/Chief Financial Officer [Rule 13a-14a/15d-14(a)]
32.0	Certification of Chief Executive Officer/Chief Financial Officer [Section 906]

REPORTS ON FORM 8-K

None.

TRANS WORLD CORPORATION
EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-QSB
FOR THE THREE MONTHS ENDED JUNE 30, 2007

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

Incorporated by reference to Appendix E contained in the Proxy Statement for the 2004 Annual Meeting and from the discussions contained at page 12-14 of the proxy statement for the 2005 Annual Meeting and at page 14-15 of the proxy statement for the 2006 Annual Meeting (File No. 0-25244)

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

TRANS WORLD CORPORATION

Date: July 30, 2007	By:	/s/ Rami S. Ramadan
President, Chief Executive Officer and
Chief Financial Officer