Form 10QSB
period 2007-09-30
TRANS WORLD CORP
filed 2007-11-01
CIK 914577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

☒       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Shares of the Registrant’s Common Stock, par value $.001, outstanding as of October 31, 2007: 8,840,870

Transitional Small Business Disclosure Format (check one:     YES   ☐                  NO   ☒)

TRANS WORLD CORPORATION AND SUBSIDIARIES

FORM 10-QSB

FOR THE QUARTER ENDED SEPTEMBER 30, 2007

INDEX

PART I — FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2007 and December 31, 2006

(in thousands, except for share data)

ASSETS
	September 30, 2007	December 31, 2006
	(Unaudited)
CURRENT ASSETS:
Cash	$7,651	$3,266
Prepaid expenses	889	704
Notes receivable, current portion	909	223
Other current assets	259	592

Total current assets	9,708	4,785

PROPERTY AND EQUIPMENT, less accumulated depreciation of of $6,200 and $5,257, as of September 30, 2007 and December 31, 2006, respectively	21,271	18,099

OTHER ASSETS:
Goodwill	6,254	5,815
Notes receivable, less current portion	579	713
Deposits and other assets	1,504	1,814

Total other assets	8,337	8,342

	$39,316	$31,226

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Long-term debt, current maturities	$—	$604
Accounts payable	590	1,904
Interest payable	39	72
Czech tax accrual	3,002	3,328
Accrued expenses and other current liabilities	1,636	1,497

Total current liabilities	5,267	7,405

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	6,192	2,849
Other liabilities	488	718

Total long-term liabilities	6,680	3,567

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:

Preferred stock, $.001 par value, 4,000,000 shares authorized, none issued
Common stock, $.001 par value, 9,500,000 shares authorized, 8,840,870 and 7,840,870 shares, issued and outstanding, respectively	9	8
Additional paid-in capital	51,156	47,720
Accumulated other comprehensive income	7,998	6,330
Accumulated deficit	(31,794)	(33,804)

Total stockholders’ equity	27,369	20,254

	$39,316	$31,226

See accompanying notes to condensed consolidated interim financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

Nine and Three Months Ended September 30, 2007 and 2006

(in thousands, except for share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$21,740	$18,471	$7,526	$6,104

COSTS AND EXPENSES:

Cost of revenues	11,620	10,686	4,041	3,349
Depreciation and amortization	911	533	309	183
Selling, general and administrative	6,956	6,282	2,491	1,992

	19,487	17,501	6,841	5,524

INCOME FROM OPERATIONS	2,253	970	685	580

OTHER INCOME (EXPENSE):

Interest expense, net	(246)	(155)	(100)	(67)
Foreign exchange gain	3	2	2

	(243)	(153)	(98)	(67)

NET INCOME	2,010	817	587	513

Other comprehensive income, foreign currency translation adjustments, net of tax	1,668	1,434	2,280	271

COMPREHENSIVE INCOME	$3,678	$2,251	$2,867	$784

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	7,996,969	7,840,869	8,304,077	7,840,869
Diluted	8,111,721	7,846,393	8,418,829	7,846,393

EARNINGS PER COMMON SHARE:
Basic	$0.25	$0.10	$0.07	$0.07
Diluted	$0.25	$0.10	$0.07	$0.07

See accompanying notes to condensed consolidated interim financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2007 and 2006

(in thousands)

	2007	2006
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,010	$817
Adjustments to reconcile net income
to net cash provided by (used in) operating activities:
Depreciation and amortization	911	533
Stock-based compensation expense	144
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	151	(304)
Deposits and other assets	245
Accounts payable	(1,386)	(767)
Interest payable	(33)	(15)
Czech tax accrual	(550)	(645)
Accrued expenses and other current liabilities	(191)	(285)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,301	(666)

CASH FLOWS FROM INVESTING ACTIVITIES:
Renovation and purchases of property and equipment	(2,632)	(1,788)
Payment for deposit		(151)
Issuance of notes receivable	(211)
NET CASH USED IN INVESTING ACTIVITIES	(2,843)	(1,939)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit line	4,909
Proceeds from private placement	3,500
Payments of long-term debt	(2,242)	(1,145)
Payments of financing costs	(303)	(14)
Payments of issuance costs	(207)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	5,657	(1,159)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	270	217

NET INCREASE (DECREASE) IN CASH	4,385	(3,547)

CASH:
Beginning of period	3,266	6,595

End of period	$7,651	$3,048

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$315	$175

See accompanying notes to condensed consolidated interim financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(in thousands, except for share data)

(UNAUDITED)

1.              Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated interim financial statements of Trans World Corporation and Subsidiaries (collectively, the “Company” or “TWC”) as of September 30, 2007 and December 31, 2006 and for the three and nine months ended September 30, 2007 and 2006 reflect all adjustments of a normal and recurring nature to fairly present the consolidated financial position, results of operations and cash flows for the interim periods.  The financial statements of all foreign subsidiaries consolidated herein have been converted in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for financial presentation purposes.  All significant intercompany transactions and account balances have been eliminated in consolidation.  These unaudited condensed consolidated interim financial statements have been prepared by the Company according to the instructions for Form 10-QSB and Regulation S-B.  Pursuant to these instructions, certain financial information and footnote disclosures normally included in such consolidated financial statements have been condensed or omitted.

These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis or plan of operations, contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.  The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may occur for the year ending December 31, 2007.

The condensed consolidated balance sheet as of December 31, 2006 was derived from the Company’s audited financial statements but does not include all disclosures required by US GAAP.

2.              Commitments and Contingencies

Lease Obligations - The Company is obligated through 2011 under several operating leases.  Future aggregate minimum annual rental payments under all of these leases for the next four years are as follows:

Twelve months ending September 30,
2008	$99
2009	103
2010	67
2011	8

Rent expense under these operating leases was approximately $74 and $71 for the nine months ended September 30, 2007 and 2006, respectively.

The Company is also obligated under certain five-year, slot equipment operating leases, which include a monthly rental fee per slot machine, and an option for upgrades to newer machines.  In the third quarter of 2007, the Company’s slot lease expenses were approximately $482 versus $409 in the comparable period in 2006 and $1,390 versus $1,823 for the first nine months of 2007 versus the same period in 2006.

Employment Agreements - The Company has entered into employment agreements with certain of its executives, which provide for annual compensation, plus in most cases, participation in future benefit programs and stock options plans.  As of September 30, 2007, $138 of annual compensation, payable in 2007, remains under these employment agreements.

Pursuant to a renewal of the employment agreement with the Company’s Chief Executive Officer (“CEO”) in July 2005, the CEO received a grant of seven-year options to purchase an aggregate total of 175,000 shares of the Company’s common stock in allotments of 35,000 shares per annum over a five-year vesting period.  These options are exercisable at prices, depending on the point in time, escalating from $2.80 per share on July 1, 2005 to $4.11 per share on January 1, 2012.  As of September 30, 2007, 105,000 of the 175,000 options granted have vested, all of which are exercisable at $3.15 per option.  Also pursuant to the July 2005 employment agreement with the Company’s CEO, upon reaching designated earnings per share targets, the CEO will be granted 75,000 restricted shares of the Company’s common stock in 25,000 allotments.  None of the restricted shares have been vested to date.

401(k) and Profit Sharing Plan - The Company maintains a contributory 401(k) plan and a profit sharing plan.  These plans are for the benefit of all eligible corporate employees, who may have up to 15% of their salary withheld, not to exceed the maximum federally allowed amount.  The Company makes an employer-matching contribution of 60 cents for each employee dollar contributed.

Taxing Jurisdiction - The Czech Republic currently has a number of laws related to various taxes imposed by governmental authorities.  Applicable taxes include gaming tax, VAT, charity tax, and payroll (social) taxes.  Tax declarations, together with other legal compliance areas (as examples: customs and currency control matters) are subject to review and investigation by a number of governmental authorities, that are enabled by law to impose severe fines, penalties and interest charges and create tax risks in the Czech Republic.  Management believes that it has adequately provided for its Czech tax liabilities.

3.              Liquidity

As of September 30, 2007, the Company had a working capital surplus of approximately $4,441, compared with a working capital deficit of $2,620 at December 31, 2006.  This represents a $7,061 improvement over the 2006 year end deficit, primarily due to the combination of an infusion of cash in August 2007 from the private placement of $3,500 (the “$3.5M Capital Raise”) as well as to stronger overall operating results achieved in the first nine months of 2007.

On July 23, 2007, the Company established a 24-month, secured, revolving credit facility (150,000 Czech Korunas (“CZK”), or approximately $7,700), that will be used for operations and general corporate purposes, including development.  The credit facility, which is secured by the Company’s Route 55 casino building and related land, has been made available through Commerzbank Aktiengesellschaft, pobocka Praha, requires quarterly testing and compliance with certain financial covenants, following the Company’s U.S. regulatory filings.  The credit facility also includes an option, exercisable by the Company two months prior to full-term maturity, to extend the term for an additional 12 months, with all other provisions, including the rate of interest, remaining constant.  The interest, in conjunction with each requested draw-down terms of either 1-month, 3-months, or 6-months, is calculated using the corresponding Prague Interbank Offered Rate (“PRIBOR”), plus 400 basis points, based on a 360-day calendar year.  As of September 30, 2007, the Company had drawn an aggregate of 90,000 CZK, or approximately $4,900, of which a large portion was used to pay off the Company’s existing long term debt.

The Company believes that its cash resources at September 30, 2007, in addition to the anticipated cash to be provided by existing operations, will be sufficient to fund its activities for the next twelve months.

Further, as a complement to its gaming operations, the Company has recently broken ground on the construction of a 75-room, four-star hotel, the first for the Company.  The hotel will be connected to its Route 59 casino with the joint facility’s main restaurant linking the two buildings.  The hotel, set to open next fall, is expected to contribute incremental cash and enhance the Company’s overall results.  There can be no assurances that management’s projections will be realized.

4.              Summary of Selected Significant Accounting Policies

(a)          Earnings per share — The Company complies with accounting and disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.”  Basic earnings (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per common share incorporate the dilutive effect of common stock equivalents on an average basis during the period.  The Company’s common stock equivalents currently include stock options and warrants.  Unexercised warrants and stock options to purchase 311,117 and 266,117 shares of common stock as of September 30, 2007 and 2006, respectively, were included in the computation of diluted earnings per common share, if such unexercised warrants and stock options were “in-the-money” and vested.

(b)         Goodwill — The Company complies with the accounting and reporting requirements of SFAS No. 142, “Goodwill and Other Intangible Assets.”  Goodwill represents the excess of the cost of the Company’s Czech subsidiaries over the fair value of their net assets at the date of acquisition, which consists of only the Ceska and Rozvadov casinos, collectively recognized for this purpose as the Company’s reporting unit.  Under SFAS No. 142, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test.  The impairment assessment requires the Company to compare the fair value of its Czech Republic reporting unit as defined under SFAS No. 142, which is comprised of its Ceska and Rozvadov casinos, to its carrying value (the net equity of the Company) to determine whether there is an indication that an impairment exists.  The fair value of the Czech Republic reporting unit is determined through a combination of recent appraisals of the Company’s real property and a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”), which was based on the Company’s experience and data from independent third parties.  As required by SFAS No. 142, the Company performed the annual fair value-based testing, which was conducted during the second quarter of 2007, of the carrying value of goodwill related to its Czech Republic reporting unit, and determined that goodwill was not impaired.  The Company expects to conduct its next annual fair value-based testing in the second quarter of 2008.

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

The impact of foreign currency translation on goodwill is presented below:

As of September 30, 2007 ( in thousands, except FX)	Applicable Foreign Exchange Rate (“FX”) (2)	Goodwill		Method

Residual balance, as of January 1, 2003 (in USD) (1)		USD	3,579	(A)

USD residual balance (A), translated at June 30, 1998 (date of acquisition), at FX rate of:	33.8830	CZK	121,267
(ie. 2003 CZK Balance)

2003 CZK balance, translated to USD:
At September 30, 2007 at FX of:	19.3900	USD	6,254	(B)

Net increase (step-up) to Goodwill (adjustment made to Translation Adjustment in consolidation):			2,675	(B-A)

Increase to Goodwill is booked as follows:
Step-up for the year ended December 31, 2003 at avg. FX of	28.2170	USD	1,080
Step-up for the year ended December 31, 2004 at avg. FX of	25.7251	USD	765
(Step-down) for the year ended December 31, 2005 at avg. FX of	23.9905	USD	(482)
Step-up for the year ended December 31, 2006 at avg. FX of	22.6253	USD	873
Step-up for the nine months ended September 30, 2007 at avg. FX of	20.9274	USD	439
			2,675

(1)   Goodwill was amortized over 15 years until the Company started to comply with SFAS No. 142.  This balance represents the remaining, unamortized goodwill, after an impairment charge taken prior to January 1, 2003.

(2)   FX (interbank) rates taken from Oanda.com.

(d)  Stock-based compensation - The Company complies with the accounting and reporting requirements of SFAS No. 123R, “Share-Based Payment.”  SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25 (“APB No. 25”). Among other items, SFAS No. 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the fair value of those awards as of the vested date in the financial statements. The effective date of SFAS No. 123R for the Company is the first quarter of 2006. SFAS No. 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments vested after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permit entities to restate financial statements of previous periods, either for all prior periods presented or to the beginning of the fiscal year in which the statement is adopted, based on previous pro forma disclosures made in accordance with SFAS No. 123. Accordingly, the Company has adopted the modified prospective method of recognition, and began applying the valuation and other criteria to stock options granted beginning January 1, 2006.  The Company is recognizing expense for the unvested portion of previously issued grants based on the valuation and attribution methods used previously to calculate the pro forma disclosures.  The Company did not recognize expense for employee stock options prior to January 1, 2006.

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

(e)          Comprehensive income — The Company complies with SFAS No. 130, “Reporting Comprehensive Income.”  SFAS No. 130 establishes rules for reporting and display of comprehensive income (loss) and its components.  SFAS No. 130 requires the Company’s change in the foreign currency translation adjustments to be included in other comprehensive income (loss).

(f)            Recently adopted accounting pronouncement — Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During the third quarter of 2007, the Company recognized no adjustments for uncertain tax benefits.

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. The Company’s deferred tax assets were fully reserved at September 30, 2007 and December 31, 2006.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at September 30, 2007.

The tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company expects no material changes to unrecognized tax positions within the next twelve months.

(g)         New accounting pronouncements - In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its condensed consolidated interim financial statements.

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

5.              Stockholders’ Equity

In August 2007, the Company completed the private placement of 1,000,000 shares of its common stock with several “accredited investors,” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, for an aggregate purchase price of $3,500 or $3.50 per share, the then listed market price of the Company’s common stock.  Associated costs of the $3.5 million Capital Raise, which included finder’s fees, and legal and accounting fees, totaled approximately $207 and have been reflected as a reduction of additional paid-in capital.

6.              Subsequent Event

On October 23, 2007, pursuant to the Company’s 2004 Equity Incentive Plan, as amended, Mr. Ramadan was granted seven year options to purchase 125,000 shares of common stock, with options to purchase 25,000 shares to be vested immediately, and options to purchase 25,000 shares to be vested each subsequent year on the anniversary of the date of grant.  The exercise price of these options is set at $4.85 per share, the closing stock price on October 23, 2007, and will escalate at a pre-determined rate per annum.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Nature of Business and Competition

The Company owns and operates, under its subsidiary company and registered brand of “American Chance Casinos” (“ACC”), four casinos in the Czech Republic (“CZ”), and manages, under contract, one casino and nightclub in Croatia.  Two of the Czech casinos are located in the western part of CZ, close to the border of Germany.  The larger of the two, located in Ceska Kubice (“Ceska”), currently has four competitors. The smaller, Rozvadov (“Rozvadov”), is located in the town of Rozvadov and currently has one competitor.  The other two Czech casinos are located in the southern part of CZ, close to the Austrian border.  The larger of these two, “Route 55,” located in Dolni Dvoriste, has two competitors.  The other casino, “Route 59,” which recently underwent a major building expansion and renovation, is located in Hate, near Znojmo, and currently has two competitors.

On September 21, 2006, ACC was selected to manage a casino and adjoining nightclub (collectively known as the “Grand Casino Lav”), located in the newly opened Le Meridien Lav resort in Podstrana, near Split, Croatia.  The 10-year management agreement with Grand Hotel Lav d.o.o., the property owner, provides for management fees based on the Grand Casino Lav’s financial results.  The agreement also provides optional renewal periods of five (5) years each, subject to certain performance conditions.   In addition to marketing to the existing hotel guests and other foreign tourists, ACC targets the local market of Split, the second largest city in Croatia.  The Grand Casino Lav currently has two competitors.

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

For one (1) USD equivalent:

	Average Koruna (CZK)
Month	2007	2006
September	19.8795	22.3157
August	20.4980	22.0567
July	20.7215	22.4381
June	21.2951	22.4254
May	20.9220	22.1942
April	20.7665	23.3341
March	21.2256	23.8625
February	21.6468	23.8132
January	21.4332	23.7940

The balance sheets totals of the Company’s foreign subsidiaries at September 30, 2007 and December 31, 2006 were converted to USDs using the interbank exchange rates, which are depicted in the following table:

As of	USD	CZK
September 30, 2007	1.00	19.3900
December 31, 2006	1.00	20.8550

Critical Accounting Policies

The Company believes that several accounting policies are important to understanding its historical and future performance. TWC refers to these policies as “critical” because these specific areas generally require the Company to make judgments and estimates about matters that are uncertain at the time these estimates were made, and different estimates—which also would have been reasonable—could have been used, which would have resulted in different financial results.  For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to Consolidated Financial Statements for the year ended December 31, 2006, included in the Company’s Annual Report on Form 10-KSB.

Review of Consolidated Interim Results of the Company

Three Months Ended September 30, 2007 and 2006:

The changes in the unaudited condensed consolidated interim results of the Company for the three months ended September 30, 2007 versus the results for the three months ended September 30, 2006 are depicted in the following table.

	Three Months Ended		Three Months Ended
(in thousands)	September 30, 2006	Change	September 30, 2007

Net income	$513
Revenues		$1,422
Cost of revenues		(692)
Depreciation and amortization		(126)
Selling, general and administrative		(499)
Interest expense, net		(33)
Foreign exchange gain		2
Net income		$74	$587

For the three months ended September 30, 2007, the Company posted an approximate $1.4 million, or 23.3%, improvement on total revenue of approximately $7.5 million versus $6.1 million for the three months ended September 30, 2006.  This increase was largely attributable to stronger gains in both live games and slots at its casinos, driven by higher attendance levels.

Cost of revenues increased by approximately $692,000, or 20.7%, over 2006, mainly due to volume-driven expenses, such as payroll and guest amenities, but as a percentage of total revenue, the overall cost was 1.2 percentage points lower for the third quarter of 2007 versus the same quarter in 2006.  Slot lease expenses for the quarter ended September 30, 2007 were approximately $482,000 versus $409,000 of the comparable period in 2006, with the increase attributable to the augmentation of the number of leased machines from 184 to 206.

Depreciation and amortization expense increased by approximately $126,000, or 68.9%, largely due to additional depreciation of recent asset acquisitions, including the Company’s owned slot machines.

Selling, general and administrative costs increased by approximately $499,000, or 25.1%, in the third quarter of 2007 versus the same quarter in 2006.  This increase resulted largely from the bank and closing fees related to the securing of the Commerzbank credit facility and to the early payoff penalty fee of the GE Bank construction loan for Route 55, the payoff of which was a condition of the credit facility.

Net interest expense increased by approximately $33,000, or 49.3%, in the third quarter of 2007 versus the same quarter in 2006, from payment of interest on the Commerzbank credit balance and a reduction in earned interest income from the deposits of the $4.75 million private placement, which had served to offset interest expense in 2006.

As a result of the above, the Company achieved a net income gain of approximately $74,000 for the three months ended September 30, 2007 versus the results for the same three months in 2006.

Nine Months Ended September 30, 2007 and 2006:

The changes in the unaudited condensed consolidated interim results of the Company for the nine months ended September 30, 2007 versus the results for the nine months ended September 30, 2006 are depicted in the following table.

	Nine Months Ended		Nine Months Ended
(in thousands)	September 30, 2006	Change	September 30, 2007

Net income	$817
Revenues		$3,269
Cost of revenues		(934)
Depreciation and amortization		(378)
Selling, general and administrative		(674)
Interest expense, net		(91)
Foreign exchange gain		1
Net income		$1,193	$2,010

For the nine months ended September 30, 2007, the Company generated revenues of approximately $21.7 million, a 17.7%, or $3.3 million, improvement over the same nine months in 2006.  This increase was largely attributable to the performance improvements of Route 55 and Route 59 and to improved overall slot results.

Cost of revenues increased by approximately $934,000, or 8.7%, principally as a result of higher volume-driven payroll expenses, gifts and giveaways, and higher slot revenue-driven taxes, which were partially offset by lower slot lease expenses (i.e. approximately $1.4 million in 2007 versus $1.9 million in 2006).

Depreciation and amortization expense increased by approximately $378,000, or 71.0%, due primarily to additional depreciation of recent asset acquisitions, including the Company’s owned slot machines.

Selling, general and administrative costs increased by approximately $674,000, or 10.7%, resulting from several factors, notably to bank and closing fees related to the securing of the Commerzbank credit facility and to the early payoff penalty fee of the GE Bank construction loan for Route 55; to the expenses of vested stock options, which were partially offset by management fees earned to date from Grand Casino Lav, Croatia at September 30, 2007 of approximately $87,000; and to lower professional fees.

Net interest expense increased by approximately $91,000, or 58.7%, primarily due to payment of interest on the Commerzbank credit balance and a reduction in earned interest income, which had served to offset interest expense in 2006.

As a result of the above, the Company achieved an incremental net income improvement of approximately $1.2 million, or 146.0%, from approximately $817,000 for the nine months ended September 30, 2006 to approximately $2.0 million for the same period in 2007.

The Company’s Business Units:

The Company’s casinos each offer a restaurant and a full bar, and in the larger units, lounge areas and multiple bars.

Ceska

The Ceska casino, which has a 1920’s Chicago theme, currently has 15 gaming tables, including eight card tables and seven roulette tables.  In 2006, Ceska added four new slot machines, followed by another eight in February 2007, bringing the total to the current 60.

Rozvadov

The Rozvadov casino, which has a South Pacific theme, currently operates 10 gaming tables, including five card tables and five roulette tables and 30 slot machines.

Route 59

Route 59 currently operates 21 gaming tables:  12 card tables, eight roulette tables, and one electro-mechanical roulette machine.  In January 2007, the unit added 32 new slot machines, bringing the total to the current 102.  In 2006, Route 59 underwent expansion and renovation projects, resulting in: (i) the refurbishment of the existing space, including reception reconfiguration; (ii) expansion of the building, including an extension of the gaming floor area; (iii) construction of a large, centrally located stage; (iv) introduction of a second bar; (v) introduction of New Orleans thematic elements throughout the casino; and (vi) expansion of the parking area to accommodate up to 220 cars.  Further, in the first nine months of 2007, the casino extended and completed renovations to certain areas not covered by the capital improvement program implemented in 2006 (the “2006 Capital Improvement Program”), notably structural roof changes, replacement of carpeting and lighting for the main gaming floor, and enhancement to the exterior façade of the casino.

Route 55

Route 55, ACC’s largest casino, features a Miami Beach “Streamline Moderne” style, reminiscent of Miami Beach in the early 1950’s.  The two-story casino offers 21 tables, including 10 card tables, 10 roulette tables and a Slingshot multi-win roulette table, as well as 114 slot machines.  On the mezzanine level, Route 55 offers a full-service Italian restaurant with seating for 70 guests, an open buffet area, a VIP lounge, and a VIP gaming room equipped with four gaming tables that are included in the table count above.

Grand Casino Lav

The Grand Casino Lav currently has 15 gaming tables, including six roulette tables and nine card tables, 60 video slot machines, a panoramic mezzanine bar overlooking the gaming floor, and a full-service nightclub that can accommodate up to 250 guests.

Sales and Marketing

The Company utilizes a wide range of media marketing and promotional programs in an effort to differentiate itself from its competitors and to secure and enhance its competitive position in the respective markets being served.  With respect to its Czech casinos, the Company aggressively targets key cities in its media campaigns, most notably Vienna and Linz in Austria and Regensburg in Germany, as well as the areas surrounding these cities, all of which are within driving range of the casinos.  For its Croatian unit, the Company focuses its marketing programs toward Le Meridien Lav hotel guests, as well as guests in surrounding hotels.  In addition, efforts are focused on Split, the second largest city in Croatia, as well as certain key foreign markets, such as Italy and other neighboring countries.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2007, the Company had a working capital surplus of approximately $4.4 million, compared with a working capital deficit of approximately $2.6 million at December 31, 2006.  This represents an approximate $7.1 million improvement over the 2006 year end deficit, primarily due to the combination of an infusion of cash in August 2007 from the $3.5M Capital Raise as well as to stronger overall operating results achieved in the first nine months of 2007.

On July 23, 2007, the Company established a 24-month, secured, revolving credit facility (150 million CZK), or approximately $7.7 million, that will be used for operations and general corporate purposes, including development.  The credit facility, which is secured by the Company’s Route 55 casino building and related land, has been made available through Commerzbank Aktiengesellschaft, pobocka Praha, requires quarterly testing and compliance with certain financial covenants, following the Company’s U.S. regulatory filings.  The credit facility also includes an option, exercisable by the Company two months prior to full-term maturity, to extend the term for an additional 12 months, with all other provisions, including the rate of interest, remaining constant.  The interest, in conjunction with each requested draw-down terms of either 1-month, 3-months, or 6-months, is calculated using the corresponding PRIBOR, plus 400 basis points, based on a 360-day calendar year.  As of September 30, 2007, the Company had drawn an aggregate of 90 million CZK, or approximately $4.9 million, of which a large portion was used to pay off the Company’s existing long term debt.

The Company believes that its cash resources at September 30, 2007, in addition to the anticipated cash to be provided by existing operations, will be sufficient to fund its activities for the next twelve months.

Further, as a complement to its gaming operations, the Company has recently broken ground on the construction of a 75-room, four-star hotel, the first for the Company.  The hotel will be connected to its Route 59 casino with the joint facility’s main restaurant linking the two buildings.  The hotel, set to open next fall, is expected to contribute incremental cash and enhance the Company’s overall results.  There can be no assurances that management’s projections will be realized.

The Company is obligated under various contractual commitments over the next five years.  The following is a summary of the five-year contractual obligations of the Company as of September 30, 2007:

(in thousands)		Less than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
Long-term, unsecured debt, U.S.	$1,550	$—	$1,550	$—	$—
Long-term, secured debt, foreign	4,642		4,642
Operating leases	843	348	487	8
Employment agreements	138	138
Total contractual obligations	$7,173	$486	$6,679	$8	$—

In August 2007, as a condition of the Commerzbank credit facility agreement, the Company subsequently paid off its operating loan, secured by Route 59’s casino building and the construction loan on Route 55 from the proceeds of the credit facility.

PLAN OF OPERATIONS

With the completion of the Company’s 2006 Capital Improvement Program, which provided for the expansion and renovation of Route 59, purchases of certain gaming equipment, and additional renovation work at Route 59, there have been notable improvements in operations and financial results in 2007.  Management believes that these improvements have repositioned the units to better recapture business it had lost to competitors and to increase the volume of current visits, thereby improving revenues.  In addition to the capital improvements, the Company continues to concentrate its efforts on improving its operational results through the design and implementation of innovative marketing and operational strategies and to expand its casino business in Europe, including its latest addition, the management of the Grand Casino Lav in Croatia.

Long-Range Objective

The Company’s current operations are principally in the gaming industry.  The Company’s senior corporate management, several of whom have extensive experience in the hotel industry, is exploring ways to expand the Company’s operations through the acquisition and/or development of new non-gaming business units, while continuing to grow the Company’s existing operations.  In that endeavor, TWC has recently broken ground on the construction of a 75-room, four-star hotel, near its Route 59 casino.  The Company will also seek to obtain management contracts for business that complement its existing operations, while its casino and non-gaming expansion will be based on evaluations of the potential returns of projects that arise and, for certain projects, the availability of financing.

Note on Forward-Looking Information

This Form 10-QSB contains certain forward-looking statements.  For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipates,” “estimates,” or “continue” or comparable terminology or the negative thereof are intended to identify certain forward-looking statements.  These statements, by their nature, involve substantial risks and uncertainties, both known and unknown, and actual results may differ materially from any future results expressed or implied by such forward-looking statements.  Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in the section entitled “Plan of Operations and Important Factors to Consider” under “Item 6. Management’s Discussion and Analysis or Plan of Operations” in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 15, 2007.  The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company was not involved in any material legal proceeding or litigation during the quarter ended September 30, 2007, or through the date of this filing.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

$3.5 million Capital Raise - In August 2007, the Company privately placed and completed the sale of $3.5 million of the Company’s common stock to selected “accredited investors,” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The market price at the time of closing the $3.5 million Capital Raise was $3.50 per share.  The Company issued an aggregate of 1.0 million shares of common stock on two separate dates, as part of the $3.5 million Capital Raise: 323,000 shares on August 16, 2007 and 677,000 shares on August 22, 2007.  As part of the transaction, the Company incurred approximately $207,000 in associated expenses that were capitalized into additional paid-in capital, of which $175,000, or 5% of the capital raised, was for finder’s fee paid to Carr Securities Corporation. The proceeds from the $3.5 million Capital Raise are earmarked for the construction of the initial phase of the Savannah Hotel adjacent to the Company’s Route 59 Casino.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

Subsequent Event —  On October 23, 2007, pursuant to the Company’s 2004 Equity Incentive Plan, as amended, Mr. Ramadan was granted seven year options to purchase 125,000 shares of common stock, with options to purchase 25,000 shares to be vested immediately, and options to purchase 25,000 shares to be vested each subsequent year on the anniversary of the date of grant.  The exercise price of these options is set at $4.85 per share, the closing stock price on October 23, 2007, and will escalate at a pre-determined rate per annum.

ITEM 6.   EXHIBITS

EXHIBITS

31.0         Certification of Chief Executive Officer/Chief Financial Officer  [Rule 13a-14a/15d-14(a)]

32.0         Certification of Chief Executive Officer/Chief Financial Officer [Section 906]

TRANS WORLD CORPORATION
EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-QSB
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007

Item No	Item	Method of Filing

3.1(a)	Articles of Incorporation	Incorporated by reference to Exhibit 3.1 contained in the registration statement on Form SB-2 (File No. 33-85446-A).

3.1(b)	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to Exhibit 3.1 contained in the Form 10-KSB for the fiscal year ended December 31, 2000 (File No. 0-25244).

3.1 (c)	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to Exhibit 3.1 contained in the Form 10-KSB for the fiscal year ended December 31, 2004 (File No. 0-25244).

3.2	Bylaws	Incorporated by reference to Exhibit 3.2 contained in the registration statement on Form SB-2 (File No. 33-85446-A).

4.1	Specimen Common Stock Certificate	Incorporated by reference to Exhibit 4.1 contained in the registration statement on Form SB-2 (File No. 33-85446-A).

4.2

Indenture dated March 31, 1998, as supplemented on October 29, 1998. October 15, 1999 and September 10, 2001, among the registrant, TWC International U.S. Corporation, TWC Finance Corp. and U.S. Trust Company of Texas, N.A.

Incorporated by reference to Exhibit 4(1) contained in the Form 8-K filed on April 14, 1998 (File No.0-25244).

4.3	Indenture dated March 31, 1998, as supplemented on October 29, 1998, October 15, 1999 and September 10, 2001, between TWC International U.S. Corporation and U.S. Trust Company of Texas, N.A.	Incorporated by reference to Exhibit 4(III) contained in the Form 8-K filed on April 14, 1998 (File No. 0-25244).

4.4	Series A Warrant to Purchase Common Stock dated March 31, 1998	Incorporated by reference to Exhibit 4(VI) contained in the Form 8-K filed on April 14, 1998 (File No. 0-25244).

4.5	Series B Warrant to Purchase Common Stock dated March 31, 1998	Incorporated by reference to Exhibit 4(VII) contained in the Form 8-K filed on April 14, 1998 (File No. 0-25244).

4.6	Series C Warrant to Purchase Common Stock dated March 31, 1998	Incorporated by reference to Exhibit 4(II) contained in the Form 8-K filed on April 14, 1998 (File No. 0-25244).

4.7	Series G Warrant to Purchase Common Stock dated March 31, 1999	Incorporated by reference to Exhibit 10.49 contained in the Form 10-KSB filed on May 30, 2000 (File No. 0-25244).

4.8	Agreement to Amend Warrants dated March 31, 1998 among the Company and the named Holders	Incorporated by reference to Exhibit 4(VIII) contained in the Form 8-K filed on April 14, 1998 (File No. 0-25244).

10.1	1993 Incentive Stock Option Plan	Incorporated by reference to Exhibit 10.13 contained in the registration statement on Form SB-2 (File No. 33-85446-A).

10.2	Loan Agreement dated June 11, 1997 between the Company and Value Partners	Incorporated by reference to Exhibit 10.36 contained in the Form 8-K filed on June 17, 1997 (File No. 0-25244).

10.3	Loan Agreement dated October 27, 1997, between Value Partners, and the Company	Incorporated by reference to Exhibit 10.39 contained in the Form 10-QSB for the quarter ended September 30, 1997, filed on November 12, 1997 (File No. 0-25244).

10.4	Employment Agreement between the Company and Rami S. Ramadan dated July 12, 1999	Incorporated by reference to Exhibit 10.1 contained in the Form 8-K filed on July 13, 1999 (File No. 0-25244).

10.5	Amendment to Employment Agreement between the Company and Rami S. Ramadan dated July 1, 2002	Incorporated by reference to Exhibit 10.5 contained in the Registration Statement on Form S-4 (File No. 333-101028).

10.6	1998 Incentive Stock Option Plan	Incorporated by reference to Exhibit 10.46 contained in the Form 10-KSB filed on May 26, 2000 (File No. 0-25244).

10.7	1999 Non-Employee Director Stock Option Plan	Incorporated by reference to Exhibit 10.47 contained in the Form 10-KSB filed on May 26, 2000 (File No. 0-25244).

10.8	Form 12% Secured Senior Note due March 2005	Incorporated by reference to Exhibit 10.48 contained in the Form 10-KSB filed on May 26, 2000 (File No. 0-25244).

10.9	English Restatement of the Spanish Agreement of Sale of Casino de Zaragoza	Incorporated by reference to Exhibit 99.2 contained in the Form 8-K filed on January 9, 2002 (File No. 0-22544).

10.10	Form of Fourth Supplemental Trust Indenture by and among Trans World Corporation, TWG International U.S. Corp., TWG Finance Corp. and the Bank of New York Trust Company of Florida, N.A. (as Trustee)	Incorporated by reference to Exhibit 10.10 contained in the Registration Statement on Form S-4 (File No. 333-101028).

10.11	Waiver and Forbearance of Covenant Violations (Interest) — Primary Indenture	Incorporated by reference to Exhibit 10.11 contained in the Registration Statement on Form S-4 (File No. 333-101028).

10.12	Waiver and Forbearance of Covenant Violations (Interest) — Finance Indenture	Incorporated by reference to Exhibit 10.12 contained in the Registration Statement on Form S-4 (File No. 333-101028).

10.13	Indemnification Agreement by and between Value Partners, Ltd., Trans World Corporation and TWG International U.S. Corporation dated February 12, 2003	Incorporated by reference to Exhibit 10.13 contained in the Registration Statement on Form S-4 (File No. 333-101028).

10.14	Agreement and Plan of Recapitalization dated June 25, 2003 between the Company and the named Holders	Incorporated by reference to Exhibit 4.9 contained in the Registration Statement on Form S-4 (File No. 333-101028).

10.15	Form of 8% Rate Promissory Note due 2006	Incorporated by reference to Exhibit 4.10 contained in the Registration Statement on Form S-4 (File No. 333-101028).

10.16	Form of Variable Rate Promissory Note due 2010	Incorporated by reference to Exhibit 4.11 contained in the Registration Statement on Form S-4 (File No. 333-101028).

10.17	2004 Equity Incentive Plan, as amended

Incorporated by reference to Appendix E contained in the Proxy Statement for the 2004 Annual Meeting and from the discussions contained at page 12-14 of the proxy statement for the 2005 Annual Meeting and at page 14-15 of the proxy statement for the 2006 Annual Meeting (File No. 0-25244).

10.18	Renewal and Amendment of Employment Agreement between the Company and Rami S. Ramadan, Effective as of July 1, 2005	Incorporated by reference to Exhibit 10.18 contained in the Form 10-KSB filed on March 17, 2006 (File No. 0-25244).

31.0	Section 302 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith.

32.0	Section 906 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS WORLD CORPORATION

Date: November 1, 2007	By:	/s/ Rami S. Ramadan
President, Chief Executive Officer and Chief Financial Officer