Form 10KSB
period 2007-12-31
TRANS WORLD CORP
filed 2008-03-11
CIK 914577

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-KSB

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2007

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  YES  ☐   NO  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒   NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act.  (Check one):    Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act.  YES  ☐   NO  ☒

The issuer’s revenues for the year ended December 31, 2007 were approximately $30,491,000.

The aggregate market value of Common Stock of the Registrant as of February 29, 2008, based upon the average bid and asked price of $4.00 as reported on the OTC Bulletin Board on that date, was $35,386,496.00.  There were 8,846,624 shares of Common Stock of the Registrant deemed outstanding as of said date.

Transitional Small Business Disclosure Format (check one:   YES  ☐   NO  ☒ )

TRANS WORLD CORPORATION
FORM 1O-KSB

Item 1.  Description of Business.

General Development of Business

Trans World Corporation (hereinafter referred to as “we”, “us”, “our Company”, or “TWC”) was organized as a Nevada corporation in October 1993 for the acquisition, development and management of gaming establishments, to the extent permitted by applicable local laws, featuring live and mechanized gaming, including video gaming devices such as video poker machines, primarily in Louisiana.  In 1998, we amended our operating strategy by shifting our focus to the casino market in Europe.  Today, we operate five full-service casinos; four of which are owned and one is managed under contract.  The four fully-owned casinos are in the Czech Republic, which are located in Ceska Kubice (“Ceska”), Rozvadov (“Rozvadov”), Hate (“Route 59”), and Dolni Dvoriste (“Route 55”), and the casino operating under a management contract is located in Podstrana, near Split, Croatia.

The Czech casinos, which conducted business under our brand name, American Chance Casinos (“ACC”), showcase themes portraying recognizable eras of American history, and are situated at border locations and draw the majority of their customers from Germany and Austria.  Each of the casinos has a distinctive theme: Pacific South Seas, Chicago in the Roaring 1920’s during Prohibition, New Orleans in the 1920’s, and Miami Beach in the 1950’s.  ACC’s operating strategy centers on differentiating its products from the very formal German and Austrian casinos, and as a result, management has endeavored to create gaming environments with casual and exciting atmospheres, emphasizing entertainment.  Further, as part of the ACC operating formula, our management strives to uphold the integrity and professionalism of our operations as a means to dispel any concerns that customers and governments might have about gambling.

On September 21, 2006, we were selected to manage the Grand Casino Lav and InMotion Nightclub (collectively referred to as the “Grand Casino Lav”), located in the then-newly opened Le Meridien Lav, Split resort in Podstrana, Croatia.  The management agreement with the Grand Hotel Lav d.o.o., the property owner, provides for a 10-year term, with optional renewal periods of five (5) years each, subject to certain performance conditions.   In addition to marketing the casino/nightclub to the hotel guests, ACC targets the local market of Split, the second largest city in Croatia, as well as neighboring countries.

As the Grand Casino Lav opened in the last part of December 2006, its income contribution, arising primarily from management fees, to our year 2007 operational results was not material.  Thus, all discussions of operational performance and results herein are limited to our fully-owned and operated units in the Czech Republic.

We have no operating presence in the United States.

Corporate Information

Our corporate offices are located at 545 Fifth Avenue, Suite 940, New York, New York 10017, our telephone number is (212) 983-3355, our website is www.transwc.com and the ACC website is www.acc.cz, , neither of which is a part of this Form 10-KSB.

Description of Business

We are engaged in the acquisition, development and management of niche casino operations in Europe, which feature gaming tables and mechanized gaming devices, such as video slot machines, as well as the acquisition, development and eventual management of small to midsize hotels, which may include casino facilities.  Our planned expansion into the hotel industry is founded on management’s belief that hotels in the small to midsize boutique class are complementary to our casino brand, that opportunities in one of these two industries often lead to, or are tied to, opportunities in the other industry, and that a more diversified portfolio of assets will give us greater stability and make TWC more attractive to potential investors.  Further, several of our top management executives have extensive experience in the hotel industry.

Market Overview and Competition

Casinos in Germany and Austria have formal atmospheres and an air of exclusivity, while our casinos offer relaxed but exciting atmospheres, which, for many of our patrons, have become a desirable alternative.  Further, we have established ACC as a reputable casino company in the Czech Republic through our high customer service standards, professional service, and strict adherence to all local gaming regulations.

As of December 31, 2007, four casinos operate in direct competition with our Ceska casino, while one competitor casino operates across the street from our Rozvadov casino.  Route 59 and Route 55 each currently has two direct competitors.

The Grand Casino Lav, which opened on December 22, 2006, targets the immediate region surrounding Split, a resort destination and a United Nations Educational, Scientific and Cultural Organization (“UNESCO”)-recognized city, as well as neighboring countries.  The casino conducts its gaming activities using the Euro (“EUR”) currency, and its food and beverage operations in Kunas (“HRK”), the Croatian currency.  The Grand Casino Lav has two competitors.

Costs and Effects of Environmental Compliance

We incurred no material costs or effects of environmental compliance for the year ended December 31, 2007.

Our Facilities

Our casinos each offer a restaurant and a full bar, and in the larger units, lounge areas and multiple bars.

The Ceska casino, which has a 1920’s Chicago Prohibition Period theme, currently has 15 gaming tables, including seven card tables and eight roulette tables.  Through 2007, Ceska added, in aggregate, 14 new video slot machines, bringing the total to the current 66.

The Rozvadov casino, which has a South Pacific theme, currently operates 10 gaming tables, including five card tables and five roulette tables, and 30 video slot machines.

Route 59 currently includes 21 gaming tables, which consist of 12 card tables, eight roulette tables, and a Slingshot multi-win roulette table.  In 2007, the casino added 32 new video slot machines, bringing the total to 102 for the year ended December 31, 2007.  The unit underwent expansion and renovation projects in 2006 and 2007, the scope of which included: (i) refurbishment of the existing space, including reception reconfiguration; (ii) expansion of the building, including an extension of the gaming floor area; (iii) construction of a large, centrally located stage; (iv) introduction of a second bar; (v) introduction of a New Orleans in the 1920’s theme throughout the casino; (vi) expansion of the parking area to accommodate up to 220 cars; (vii) reconstruction of its gaming floor roof; and (viii) a revolving door entrance.

Route 55, ACC’s largest casino, features a Miami Beach “Streamline Moderne” style, reminiscent of Miami Beach in the early 1950’s.  The two-story casino offers 23 tables, including 12 card tables, 10 roulette tables, a Slingshot multi-win roulette, and 120 video slot machines, 20 of which were added in 2007.  On the mezzanine level, the casino offers a full-service, Italian restaurant, an open buffet area, a VIP lounge, and a VIP gaming room equipped with four gaming tables, which are included in the 23 table count.

The Grand Casino Lav currently has 15 gaming tables, including six roulette tables, nine card tables, two of which are in the VIP dedicated area, 60 video slot machines, a panoramic mezzanine bar with a view overlooking the gaming floor, and a full-service nightclub.

Future Operations

As a complement to our gaming operations, we have recently commenced construction of the Savannah Hotel, a 77-room, four-star hotel, the first for the Company.  The hotel will be connected to our Route 59 casino with the joint facility’s main restaurant linking the two buildings.  The hotel, set to open in winter of 2008-2009, is expected to contribute incremental cash and ultimately enhance the Company’s overall results.

Long Range Objectives

Our operations are all in the gaming industry.  Consequently, our senior corporate management, several of whom have extensive experience in the hotel industry, are exploring ways to expand the Company’s operations through the acquisition and/or development of new, complementary non-gaming business units, while continuing to grow the Company’s existing operations.  We will also seek to manage business units that complement our existing operations, while acquisitions will be based on evaluations of the potential returns of projects that arise and, for certain projects, the availability of financing.

Marketing

In the year ended December 31, 2007, we increased our marketing and promotional programs in an ongoing effort to secure and enhance our competitive position in the markets that we serve.  The casino event calendars were broadened to attract new players, while focusing on higher player-incentive games to retain existing players.  In addition, we continued our sponsorships of several regional, athletic teams and were a benefactor in several community and social projects during the year, as a way to further promote our image and positive contribution to the communities in which we operate.  We also continued our popular, ethnic-themed and holiday-related parties, which feature live entertainment, raffles and complimentary grand buffets.  Further, we aggressively targeted key cities in our media campaigns, most notably Vienna, Linz and Regensburg and the areas surrounding these cities.

In addition to our own marketing programs in Croatia, we received the partial benefit of a larger marketing presence via the Le Meridien international hotel brand recognition and their marketing plans.

Regulations and Licensing

In 1998, the Czech Republic House of Deputies passed an amendment to the gaming law, which restricted foreign ownership of casino licenses.  In response, we restructured our Czech subsidiaries and legal entities to comply with the amendment and were subsequently granted 10-year gaming licenses or permits, which are expiring near the end of 2008.  The permits are amended each time we add a new operating branch or unit.  The no-cost permits are renewable by application and must be granted as long as the corporate casino operator meets the following conditions: (i) maintain the required basic capital, which includes our gaming bonds of 26 million Czech Koruna (“CZK”) for our gaming subsidiaries; (ii) designated as a public or private stock company (“a.s.”); (iii) whose executive board members of said Czech stock company have no criminal records; and (iv) have no overdue taxes.   As we currently meet all of these criteria, we believe that the permits can be renewed without difficulty. We will begin the application process in the third quarter of 2008.

Application of Future or Additional Regulatory Requirements

In the future, we may seek the necessary licenses, approvals and findings of suitability in other jurisdictions, where the Company plans to conduct business.  However, there can be no assurance that such licenses, approvals or findings of suitability will be obtained or will not be revoked, suspended or conditioned, or that we will be able to obtain the necessary approvals for our future activities.

Taxation

Value Added Taxes

In conformity with the European Union (“EU”) taxation legislation, when the Czech Republic joined the EU in 2004, its value added tax (“VAT”) increased from 5% to 19%, effective January 2004, for all intra-EU generated purchases. All non-EU generated purchases were impacted by identical VAT increases, beginning in May 2004.  Unlike in other industries, VATs are not recoverable for gaming operations.

Gaming Taxes

The majority of our revenues are from gaming operations in the Czech Republic, which are subject to gaming taxes and therefore have no corporate income tax liabilities under Czech law.  For the year ended December 31, 2007, our gaming taxes averaged approximately 13.8% of gross gaming revenues, which comprised of live (table) games and slot games revenues.  For live games revenue, the applicable taxes and fees are: (i) a 10% administration tax; (ii) a 1% state supervision fee; and (iii) a charity contribution (tax) according to the formula below, net of the aforementioned taxes and fees, totaling 11%.  For slot games revenue, the applicable assessment is the charity tax for publicly beneficial, cultural, sporting and welfare purposes, net of local (municipality) administration and slot state-licensing fees.

Gaming taxes payable are due to the Czech Ministry of Finance annually in April, while charity contributions payable are generally due quarterly, but have no stated due dates.  The Company may allocate this charity contribution to local schools, sports clubs, subsidized or volunteered organizations, and municipalities in which each of the Company’s casinos operate.  The distribution is subject to the prior approval of the Czech Ministry of Finance.

For the year ended December 31, 2007, slot revenues of each of our three slot subsidiary companies were subject to the 8% charity tax tier.  Charity tax rates apply according to the following table:

	net of applicable gaming taxes and fees, in CZK
	Up to 50 million	Up to 100 million	Above 100 million

Charity tax rates (1)	6%	8%	10%

(1) The applicable charity tax rate is determined separately on annual live game and slot game revenues, net of applicable gaming taxes and fees as generated by each of our Czech legal entities.

Corporate Income Taxes

Our Czech subsidiaries’ gaming revenues are subject to applicable gaming taxes, however our Czech holding companies’ revenues, net of exempted revenues such as dividends, are subject to Czech corporate income tax, which was 24% for year 2007.  Additionally, our non-gaming revenues are also subject to the Czech corporate income tax.

There can be no assurances that tax rates, fees, or other payments applicable to our gaming operations will not be increased in the future.  (See also Note 2 and 11 of the Notes to the Consolidated Financial Statements)

Our Employees

As of December 31, 2007, we had a total of 639 full-time employees, including 124 in our casino in Ceska Kubice, 69 in our casino in Rozvadov, 189 in Hate at Route 59, 152 in Dolni Dvoriste at Route 55, 16 in our shared services office located above the Ceska casino, all of which are in the Czech Republic, and five in the Company’s headquarters in New York.  Under the Grand Casino Lav management contract, we supervised 84 employees of Grand Hotel Lav, d.o.o..  We believe that our employee relations are excellent.

Item 2. Description of Property.

Our Corporate Offices

Our corporate offices are located at 545 Fifth Avenue, Suite 940, New York, New York, occupying 1,626 square feet of office space pursuant to the renewal of our five-year lease at the base rental rate of $5,114 per month, expiring in March 2010.

Czech Republic

We lease the casino facility in Ceska Kubice.  The casino building lease expires in 2010, with option to renew on negotiable terms.  We also own a parcel of land in Folmava, Czech Republic in the same region as the existing Ceska casino.  We lease accommodations for staff in Ceska Kubice, Hate (Route 59) and in Dolni Dvoriste (Route 55).

In Rozvadov, we own the casino building and an adjacent facility for staff accommodations.

On December 20, 2006, we completed the final payment on the buyout of the Route 59 building lease.  The building lease buyout of €1.6 million, or approximately $2.1 million, using the 2006 year-end exchange rate, was financed by a loan from a local bank in the Czech Republic.

In April 2002, we acquired a parcel of land in Dolni Dvoriste, Czech Republic.  On this parcel, we constructed our fourth and largest casino, Route 55, which was completed and opened in December 2004.  The casino’s construction was financed in part through a 60 million CZK (or approximately $3.3 million using 2007 year-end exchange rate) loan with GE Capital Bank a.s..  The loan was subsequently paid off by funds drawn against the Commerzbank Aktiengesellschaft, pobocka Praha (“Commerzbank”) revolving credit facility that we secured in July 2007 (see “Item 6. Management’s Discussion and Analysis or Plan of Operations - Liquidity and Capital Resources”).

None of our real property holdings’ book value individually exceeded 10% of the Company’s total assets as of December 31, 2007.

Item 3. Legal Proceedings.

We are often subject to various contingencies, the resolutions of which, our management believes will not have a material adverse effect on our consolidated financial position or results of operations.  We are not currently involved in any material legal proceeding nor were we involved in any material litigation during the year ended December 31, 2007, or through the date of this filing.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Our $00.001 par value, common stock (“Common Stock”) is quoted on the OTC Bulletin Board under the symbol TWOC.OB.

$3.5 million Capital Raise

In August 2007, we completed the private placement of 1,000,000 shares of our Common Stock with several “accredited investors,” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, for an aggregate purchase price of $3.5 million or $3.50 per share (the “$3.5 million Capital Raise”), the then quoted market price of our Common Stock.  Associated costs of the $3.5 million Capital Raise, which included finder’s fees, and legal and accounting fees, totaled approximately $216,000 and have been reflected as a reduction of additional paid-in capital.  The gross proceeds from the transaction were earmarked for the initial phase construction of the Savannah Hotel, adjacent our Route 59 Casino.

As of February 29, 2008, our stock price was $4.00.  The following table sets forth the high and low prices of the Company’s Common Stock for fiscal years 2006 and 2007 as quoted on OTC Bulletin Board. All such quotations reflect inter-dealer prices, without retail mark up, mark down or commission, and may not represent actual transactions.

Common Stock	High	Low
2006
First Quarter	$3.50	$2.00
Second Quarter	$2.90	$2.35
Third Quarter	$2.80	$1.92
Fourth Quarter	$2.85	$2.05
2007
First Quarter	$4.60	$2.32
Second Quarter	$4.80	$3.40
Third Quarter	$4.65	$3.55
Fourth Quarter	$5.20	$3.60

As of February 29, 2008, there were (a) 8,846,624 outstanding shares of Common Stock held of record by approximately 103 holders; (b) outstanding options to purchase an aggregate of 429,135 shares of Common Stock; (c) outstanding $1.00 Series C Warrants to purchase an aggregate of 4,378 shares of Common Stock issued in connection with a private placement of Common Stock and associated warrants in March 1998; (d) outstanding $1.00 Series G warrants to purchase an aggregate 1,251 shares of Common Stock.

Dividends

We have not paid any dividends to date on our Common Stock, and do not expect to declare or pay any dividends in the foreseeable future. We intend to retain future earnings, if any are generated, for investment in our current operations and for future project developments.

Item 6. Management’s Discussion and Analysis or Plan of Operations.

Forward-Looking Statements

This Form 10-KSB contains certain forward-looking statements. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expects,” “believes,” “anticipates,” “estimates,” or “intends” or comparable terminology are intended to identify certain forward-looking statements in this and other sections of the Form 10-KSB.  These statements, by their nature, involve substantial risks and uncertainties, both known and unknown, and actual results may differ materially from any future results expressed or implied by such forward-looking statements.  We undertake no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.  (See also “Plan of Operations and Important Factors to Consider” section below)

Exchange Rates

Due to the fact that our operations are located overseas, the results of the Company are subject to the impact of fluctuations in foreign exchange rates.  In May 2004, the Czech Republic joined the European Union (“EU”), but still has not adopted the Euro (“EUR”) currency.  Thus, our Czech operations conduct business in EURs and CZKs, the country’s local currency.  We do not hedge our currency holdings.

The impact of exchange rate fluctuations can be measured through a comparison of the rates of exchange for these two currencies to the USD, which are depicted on a quarterly average basis of daily rates, showing the strengthening trend of the CZK currency versus the USD and EUR currencies, in the following table.

Period	USD	CZK 2007	CZK 2006	EUR 2007	EUR 2006

January through March	$1.00	21.4284	23.8236	0.7634	0.8319
April through June	$1.00	20.9937	22.6462	0.7419	0.7965
July through September	$1.00	20.3716	22.2697	0.7280	0.7845
October through December	$1.00	18.5515	21.7878	0.6907	0.7760

The balance sheet totals of our foreign subsidiaries at December 31, 2007 were converted to USDs using the prevailing interbank exchange rates, as found at www.oanda.com, which are depicted in the following table.

As Of	USD	CZK	EUR
December 31, 2007	$1.00	18.1103	0.6794

Critical Accounting Policies

Our management has identified the following as critical accounting policies that affect our consolidated financial statements.

Goodwill

Goodwill represents the excess of the cost of our Czech subsidiaries over the fair value of their net assets at the date of acquisition, which consists of only the Ceska and Rozvadov casinos.  Under Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill is no longer subject to amortization over its estimated useful life; rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test.  The impairment assessment requires us to compare the fair value of our Czech Republic “reporting unit,” comprised of our Ceska and Rozvadov casinos, to its carrying value (the net equity of the Company) to determine whether there is an indication that an impairment exists.  The fair value of the Czech Republic reporting unit is determined through a combination of appraisals of the Company’s real property and a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”), which was based upon our experience and data from independent, third parties.  As required by SFAS No. 142, we performed the periodic fair-value based testing of the carrying value of goodwill related to our Czech Republic reporting unit, during the second quarter of 2007 and 2006, and determined that goodwill was not impaired and therefore that no reporting of impairment losses was warranted.   There were no indicators of impairment present during the third and fourth quarters of 2007, therefore we determined that there was no impairment of goodwill at December 31, 2007.

Results of Operations

The following discussion and analysis relates to our consolidated financial condition and results of operations for the years ended December 31, 2007 and 2006.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

(in thousands)

	Year Ended		Year Ended
	December 31, 2006	Change	December 31, 2007

Net income	$2,027
Revenues		$4,275
Cost of revenues		(1,922)
Depreciation and amortization		(371)
Selling, general and administrative		(1,082)
Interest expense, net		(130)
Foreign currency transaction gain and other		1
Foreign income taxes		(84)
Net income		$687	$2,714

In the year ended December 31, 2007, we achieved a 16.3%, or approximately $4.3 million, improvement on revenues of $30.5 million versus $26.2 million for the year ended December 31, 2006. This improvement was largely the result of major revenue increases at our two largest casinos, Route 55 and Route 59, which, in turn, were based on the strength of higher attendance and superior win percentages.

Our Company’s cost of revenues increased by $1.9 million or 13.0%, over the prior year, mainly from incremental costs associated with business volume increases at Route 55 and Route 59.  Other factors that also contributed to the increase in cost of revenues included greater amenity expenses related to the Company’s aggressive promotional and player benefit programs and higher volume-driven labor costs.  In 2007, our slot lease expenses were approximately $1,873 versus $2,316 in 2006.

Depreciation and amortization expense increased by $371,000, or 45.2%, in year 2007 versus the prior year, due primarily to the added asset value from the extension and renovation work at Route 59.

Our selling, general and administrative expenses increased by approximately $1.0 million, or 12.9%, in year 2007 in comparison to those of 2006, in large part, as a result of the following:  (i) approximately $303,000 in costs associated with securing the approximately $8.3 million Commerzbank revolving credit facility; (ii) higher marketing and promotional expenditures to increase and retain market share, including the reintroduction of Route 59 to the Vienna market; and (iii) stock compensation expense of approximately $144,000, for the fair value of stock options awarded to key management employees.

Net interest expense increased by $130,000, or 56.5%, in 2007 versus the prior year due mainly to interest on the balance drawn against the Commerzbank revolving credit facility and to the escalated interest rate, per the terms of the Replacement Notes (See Note 4 of the Notes to the Consolidated Financial Statements).

Our foreign income taxes on one of our Czech holding company, 21st Century Resorts a.s., of approximately $84,000 include $60,000 in deferred income taxes.

Accordingly, we achieved a net income improvement of $687,000, or 33.9%, on approximately $2.7 million for the year ended December 31, 2007, versus a net income of approximately $2.0 million for the year ended December 31, 2006.

Our Business Units:

Ceska, Czech Republic

For the year 2007, Ceska posted a modest 3% revenue improvement over 2006, due to a 11% slot revenue improvement, despite a 14% drop in live game attendance.  Win percentage (“WP”), or the revenue retention percentage of total drop, edged higher by 0.6 percentage points (“ppts”).  Operating expenses were up by 2.1% versus the same period in 2006, while overhead expenses were up by 20.6%, largely from higher marketing and promotional expenditures.

Rozvadov, Czech Republic

For 2007 versus 2006, a 16% improvement in drop per head (“DpH”), the per guest average money value of gaming chips purchased, compensated somewhat for the 18% drop in attendance for Rozvadov.  2007 total revenue was flat to 2006.  Operating expenses increased 10.2% from 2006, notably in payroll, while overhead expenses saw a 2% rise in the current year.

Route 59, Czech Republic

2007 was a recovery year for Route 59, as live game attendance rebounded 9% over 2006, as a result of an improved product, which was supported by capital investments made to further enhance those done through the 2006 Capital Improvement Program.  These improvements included the reconstruction of the gaming roof and improved décor and lighting.  For 2007, the unit posted a 30% improvement in slot revenues, when compared to 2006.  We invested significantly to promote and reintroduce the casino to its local and Vienna markets, thereby increasing direct marketing costs over the prior year by 41%.  We strongly believe that this investment had an immediate positive impact and will continue to beneficially impact the unit.

Route 55, Czech Republic

Business at Route 55 continued to grow substantially in 2007, as live game attendance increased by 24% over the prior year, compensating for the lower DpH, contributing to a 8% live game revenue improvement.  However, it was slot revenues that made the significant difference, increasing 76% over 2006’s level.  As a result, total revenue increased by 35% over 2006.  Operating and overhead expenses, as percentages of total revenue, decreased by 5.7 ppts and 3.4 ppts, respectively, when compared to 2006.  Thus, this unit’s earnings in 2007 doubled those of 2006.

Grand Casino Lav, Croatia

The performance results in 2007 of the Grand Casino Lav were less than expected, but not unusual, as 2007 was the first full year of operation for the unit.  An operating loss was anticipated, as was the case for the Company’s Route 55 in its first year of operation three years ago.  In 2007, the casino focused its efforts to establish itself in its market and against its competitors.

Liquidity and Capital Resources

At December 31, 2007, our Company had a working capital surplus of approximately $4.0 million versus a working capital deficit of $2.6 million at December 31, 2006, in large part due to a cash infusion in August 2007 from the private placement of the $3.5 million Capital Raise of the Company’s Common Stock, as well as to continued earnings from its operations.

On July 23, 2007, we established a 24-month, secured, revolving credit facility (150 million CZK, or approximately $8.3 million), that will be used for operations and general corporate purposes, including development.  The credit facility, which is secured by our Route 55 casino building and related land, has been made available through Commerzbank Aktiengesellschaft, pobocka Praha, and requires quarterly testing and compliance with certain financial covenants, following our U.S. regulatory filings.  We are in full compliance with the credit facility’s financial covenants up to and including the year ended December 31, 2007.  The credit facility also includes an option, exercisable by the Company two months prior to full-term maturity, to extend the term for an additional 12 months, with all other provisions, including the rate of interest, remaining constant.  The interest, in conjunction with each requested drawdown term of either 1-month, 3-months, or 6-months, is calculated using the corresponding Prague Interbank Offered Rate (“PRIBOR”), plus 400 basis points, based on a 360-day calendar year.  As of December 31, 2007, we had drawn an aggregate of 90 million CZK, or approximately $5.1 million, of which a large portion was used to pay off the Company’s existing long term debt.

Further, as a complement to our gaming operations, we began construction of the Savannah Hotel, a 77-room, four-star hotel, the first for the Company.  The hotel will be connected to our Route 59 casino with the joint facility’s main restaurant linking the two buildings.  The hotel, set to open winter of 2008-2009, is expected to contribute incremental cash and ultimately enhance the Company’s overall results.  There can be no assurances that our management’s projections will be realized.

We are also obligated under various contractual commitments over the next three years.  The following is a summary of our five-year commitments as of December 31, 2007:

(in thousands)		Less than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
Long-term, unsecured debt, U.S.	$1,550	$—	$1,550	$—	$—
Long-term, secured debt, foreign	5,111		5,111
Operating leases	821	383	438
Employment agreements	400	400
Total contractual obligations	$7,882	$783	$7,099	$—	$—

Our management believes that our cash resources at December 31, 2007 and anticipated cash to be provided by 2008 operations will be sufficient to fund our activities for the year ending December 31, 2008.

Our Plan of Operations and Important Factors to Consider:

We will continue to develop marketing and operational strategies designed to increase attendance and revenues at our existing locations in the Czech Republic, while striving to minimize costs, through cost-sharing alliances with non-competing businesses, where advantageous.  We will also employ this formula in the Grand Casino Lav, our newest unit in Split, Croatia in an effort to build a solid customer base from the local and regional markets.  Further, we will place additional focus on developing marketing strategies that will specifically target the significant summer tourist market in that region.

Need to Diversify

At this time, our operations are primarily located in the Czech Republic.  We are currently seeking to develop or acquire additional interests in gaming operations and hotels in Europe.  However, there can be no assurance that we will be able to develop or acquire such new operations in the future.

Taxation of Gaming Operations

Gaming operators are typically subject to significant taxes, which may increase at any time. Any material increase in these taxes or fees would adversely affect our results of operations. The Czech Republic currently has a number of laws related to various taxes imposed by governmental authorities. Applicable taxes include VAT, gaming tax, charity contribution tax, and payroll (social) taxes.  Tax declarations, together with other legal compliance areas (for example, customs and currency control matters) are subject to review and investigation by a number of authorities, which are authorized by law to impose fines, penalties and interest charges, may create tax risks. We believe that we have adequately provided for our Czech tax liabilities. (See also Note 11 of the “Notes to the Consolidated Financial Statements”)

Dependence upon Key Personnel

Our ability to successfully implement our strategy of expansion, manage the existing casinos, and maintain a competitive position will continue to depend, in large part, on the ability of Mr. Rami S. Ramadan, the Company’s President, Chief Executive Officer (“CEO”), and Chief Financial Officer (“CFO”).  The Company is also dependent upon other key employees, casino managers and consultants whom we retain from time to time.

Need for Additional Financing

Although we have achieved positive net income for the fifth consecutive year, we, pursuant to our growth strategies, require additional debt and/or equity financing for the acquisition and development of other businesses.  In this regard, our ability to obtain additional financing has been improved significantly as a result of the following: (i) our recapitalization in 2003, which effectively reduced our then existing debt burden by approximately 80%; (ii) our ability to obtain the GE Capital Bank a.s. loan for the construction of Route 55; (iii) the securing of the Commerzbank revolving credit facility; and by (iv) two capital raises, the $4.75 million capital raise in December 2005 and the $3.5 million Capital Raise in August 2007 (collectively referred to as the “Two Capital Raises”).  Despite these improvements, there can be no assurance that such financing will continue to be available on terms favorable to us or at all.

International Activities

Our operations are completely outside of the United States. Operating internationally involves additional risks relating to such things as currency exchange rates, different legal or regulatory environments, political and economic risks relating to the stability or predictability of foreign governments, differences in the manner in which different cultures do business, difficulties in staffing and managing foreign operations, differences in financial reporting, operating difficulties, different types of criminal threats and other factors. The occurrence of any of these risks, if severe enough, could have a material adverse effect on our financial condition or results of operations.

Climate Impact

As the majority of our clientele travel from German and Austrian border regions, we are highly dependent on the volume and frequency of these players’ visitations, which impact our operating revenues.  Wintry and icy climate conditions on the roads to our casinos can serve to drastically reduce the number of visitations.  On the other hand, warm and favorable outdoor weather can also divert players to alternative activities, such as family outings and picnics.  The frequency and strength of any of these aforementioned climate conditions could have a material adverse effect on our results of operations.

Licensing and Regulation

Our operations are subject to regulation by each federal and local jurisdiction in which we operate. Each of our officers may be subject to strict scrutiny and approval from the gaming commission or other regulatory body of each jurisdiction in which we conduct gaming operations.

Liability Insurance

We currently maintain, and intend to continue to maintain, general liability insurance in each of those locations in which we operate. There can be no assurance that liability claims will not exceed the coverage limits of such policies or that such insurance will continue to be available on commercially reasonable terms or at all. There can be no assurance that such insurance will be adequate to cover unanticipated liabilities.

No Dividends

We have not paid any dividends to date on our Common Stock, and do not expect to declare or pay any dividends in the foreseeable future. We intend to retain future earnings, if any are generated, for investment in our current operations and for future project developments.

Possible Adverse Effect of Issuance of Preferred Stock

Our Articles of Incorporation authorize the issuance of four (4) million shares of “blank check” preferred stock, with designations, rights and preferences to be determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without further stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the preferred stock could be used, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.  Our Board of Directors has no current plans to issue any shares of preferred stock. However, there can be no assurance that preferred stock will not be issued at some time in the future.

Dilutive Effect of Warrants and Options

As of February 29, 2008, warrants exercisable for a total of 5,629 shares of Common Stock and options for 429,135 shares of Common Stock are outstanding, which, if all were exercised, would represent 4.7% of the 9,281,388 shares of Common Stock that would be outstanding.  The issuance of such securities would have a dilutive effect on any earnings per share that we may generate when the earnings per share are evaluated on a fully diluted basis.

Item 7. Financial Statements.

The following items are included in this Report:

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Trans World Corporation

We have audited the accompanying consolidated balance sheets of Trans World Corporation and Subsidiaries (collectively, the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trans World Corporation and Subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/  Rothstein, Kass & Company, P.C.

Roseland, New Jersey
March 11, 2008

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2007 and 2006
(in thousands, except for share data)

	December 31, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash	$8,315	$3,266
Prepaid expenses	437	704
Notes receivable, current portion	969	223
Other current assets	247	592

Total current assets	9,968	4,785

PROPERTY AND EQUIPMENT, less accumulated depreciation of $6,663 and $5,254, as of December 31, 2007 and 2006, respectively	23,747	18,099

OTHER ASSETS:
Goodwill	6,696	5,815
Notes receivable, less current portion	551	713
Deposits and other assets	2,126	1,814

Total other assets	9,373	8,342

	$43,088	$31,226

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Long-term debt, current maturities	$—	$604
Accounts payable	884	1,904
Interest payable	78	72
Czech tax accrual	3,381	3,328
Accrued expenses and other current liabilities	1,610	1,497

Total current liabilities	5,953	7,405

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	6,661	2,849
Other liabilities	455	718

Total long-term liabilities	7,116	3,567

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:

Preferred stock, $.001 par value, 4,000,000 shares authorized, none issued
Common stock $.001 par value, 9,500,000 shares authorized, 8,840,870 and 7,840,870 shares, issued and outstanding, respectively	9	8
Additional paid-in capital	51,147	47,720
Accumulated other comprehensive income	9,953	6,330
Accumulated deficit	(31,090)	(33,804)

Total stockholders’ equity	30,019	20,254

	$43,088	$31,226

See accompanying notes to consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME
Years Ended December 31, 2007 and 2006
(in thousands, except for share data)

	Years Ended December 31,
	2007	2006

REVENUES	$30,491	$26,216

OPERATING EXPENSES:
Cost of revenues	16,668	14,746
Depreciation and amortization	1,192	821
Selling, general and administrative	9,477	8,395
	27,337	23,962

INCOME FROM OPERATIONS	3,154	2,254

OTHER INCOME (EXPENSES):
Interest income	41	50
Interest expense	(401)	(280)
Foreign exchange gain	4	3
	(356)	(227)

INCOME BEFORE INCOME TAXES	2,798	2,027

Foreign income taxes	(84)

NET INCOME	2,714	2,027

Other comprehensive income, foreign currency
translation adjustments, net of tax	3,623	2,870

TOTAL COMPREHENSIVE INCOME	$6,337	$4,897

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	8,209,678	7,840,870
Diluted	8,321,503	7,875,681

EARNINGS PER COMMON SHARE:
Basic	$0.33	$0.26
Diluted	$0.33	$0.26

See accompanying notes to consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2007 and 2006
(in thousands, except for share data)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balances, January 1, 2006	7,840,869	$8	$47,743	$3,460	$(35,831)	$15,380

Reissuance of stock certificate (impact of 100-1 reverse adjustment)	1

Private placement, residual costs			(74)			(74)

Issuance of stock options			51			51

Foreign currency translation adjustment, net of tax				2,870		2,870

Net income					2,027	2,027

Balances, December 31, 2006	7,840,870	8	47,720	6,330	(33,804)	20,254

Private placement, net of costs	1,000,000	1	3,283			3,284

Issuance of stock options			144			144

Foreign currency translation adjustment, net of tax				3,623		3,623

Net income					2,714	2,714

Balances, December 31, 2007	8,840,870	$9	$51,147	9,953	$(31,090)	$30,019

See accompanying notes to consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2007 and 2006
(in thousands, except for share data)

	Years Ended December 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,714	$2.027
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,192	821
Stock-based compensation expense	144	51
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(286)	(385)
Deposits and other assets	1,183
Accounts receivable	(633)	(279)
Accounts payable	(1,144)	(123)
Interest payable	5	22
Czech tax accrual	(402)	64
Accured expenses and other current liabilities	(270)	83
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,503	2,281

CASH FLOWS FROM INVESTING ACTIVITIES:
Renovation and purchases of property and equipment	(3,547)	(4,013)
Proceeds from the sale of equipment		408
Payments for deposits and other assets		(488)
Issuance of notes receivable		(657)
Payments received from notes receivable
NET CASH USED IN INVESTING ACTIVITIES:	(3,547)	(4,750)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit line	5,111
Proceeds from private placement	3,500
Payments of long-term debt	(2,172)	(1,122)
Payments of financing costs	(303)	(74)
Payments of issuance costs	(216)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	5,920	(1,196)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	173	336

NET INCREASE (DECREASE) IN CASH	5,049	(3,329)

CASH:
Beginning of year	3,266	6,595

End of year	$8,315	$3,266

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$390	$211

See accompanying notes to consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for share data)

NOTE 1 - Nature of Business and Liquidity

Nature of Business

Trans World Corporation and Subsidiaries (collectively, “TWC” or the “Company”), a Nevada corporation, is primarily engaged in the gaming business in the Czech Republic.

The Company owns and operates four casinos in the Czech Republic (“CZ”), and manages, under contract, one casino and nightclub in Croatia.  Two of the Czech casinos are located in the western part of the CZ, close to the border of Germany.  The larger of the two, located in Ceska Kubice (“Ceska”), currently has 15 gaming tables and 66 slot machines. The smaller, Rozvadov (“Rozvadov”), located in the town of Rozvadov, currently has 10 gaming tables and 30 slot machines.  The other two Czech casinos are located in the southern part of the CZ, close to the Austrian border.  The larger of these two, “Route 55”, located in Dolni Dvoriste, now has 23 gaming tables and 120 slot machines.  The other casino, “Route 59”, which recently underwent major building expansion and renovation work, is located in Hate, near Znojmo, and currently has 21 gaming tables and 102 slot machines.

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

As the Grand Casino Lav opened in the last part of December 2006, its management fees income contribution to the year 2007 operational results was not material.  Thus, all discussions of operational performance and results herein are limited to the Company’s fully-owned and operated units in the Czech Republic.

Liquidity

At December 31, 2007, the Company had a working capital surplus of approximately $4,015 versus a working capital deficit of $2,620 at December 31, 2006, in large part due to a cash infusion in August 2007 from the private placement of $3,500 (the “$3.5 million Capital Raise”) of the Company’s Common Stock, as well as to continued growth at its Route 55 casino.

On July 23, 2007, the Company established a 24-month, secured, revolving credit facility (150,000 Czech Korunas (“CZK”), or approximately $8,300), that will be used for operations and general corporate purposes, including development.  The credit facility, which is secured by the Company’s Route 55 casino building and related land, has been made available through Commerzbank Aktiengesellschaft, pobocka Praha, requires quarterly testing and compliance with certain financial covenants, following the Company’s U.S. regulatory filings.  The Company is in full compliance with the credit facility’s financial covenants up to and including the year ended December 31, 2007.  The credit facility also includes an option, exercisable by the Company two months prior to full-term maturity, to extend the term for an additional 12 months, with all other provisions, including the rate of interest, remaining constant.  The interest, in conjunction with each requested drawdown term of either 1-month, 3-months, or 6-

months, is calculated using the corresponding Prague Interbank Offered Rate (“PRIBOR”), plus 400 basis points, based on a 360-day calendar year.  As of December 31, 2007, the Company had drawn an aggregate of 90,000 CZK, or approximately $5,100, of which a large portion was used to pay off the Company’s existing long term debt.

Further, as a complement to its gaming operations, the Company began construction of the Savannah Hotel, a 77-room, four-star hotel, the first for the Company.  The hotel will be connected to its Route 59 casino with the joint facility’s main restaurant linking the two buildings.  The hotel, set to open in winter of 2008-2009, is expected to contribute incremental cash and ultimately enhance the Company’s overall results.  There can be no assurances that management’s projections will be realized.

The Company’s management believes that its cash resources at December 31, 2007 and anticipated cash to be provided by 2008 operations are sufficient to fund its activities for the year ending December 31, 2008.

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

Property and Equipment - Property and equipment is stated at cost less accumulated depreciation and amortization.  The Company provides for depreciation and amortization using the straight-line method over the following estimated useful lives:

Asset	Estimated Useful Life

Building and improvements	5-50 years
Gaming equipment	4-12 years
Furniture, fixtures and other equipment	4-12 years

Preopening Costs -  Preopening costs are expensed as incurred pursuant to AICPA Statement of Position (“SOP”) 98-5, “Reporting on the Costs of Start-up Activities.”

Goodwill - Goodwill represents the excess of the cost of the Company’s Czech subsidiaries over the fair value of their net assets at the date of acquisition, which consists of only the Ceska and Rozvadov casinos.  Under Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill is no longer subject to amortization over its estimated useful life; rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test.  The impairment assessment requires the Company to compare the fair value of its Czech Republic “reporting unit,” which is comprised of its Ceska and Rozvadov casinos, and the Company’s reporting unit as defined under SFAS No. 142, to its carrying value (the net equity of the Company) to determine whether there is an indication that an impairment exists.  The fair value of the Czech Republic reporting unit is determined through a combination of recent appraisals of the Company’s real property and a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”), which was based on the Company’s experience and data from independent, third parties.  As required by SFAS No. 142, the Company performed, during the second quarter of 2007 and 2006, the periodic fair-value based testing of the carrying value of goodwill related to its Czech Republic reporting unit, and determined that goodwill was not impaired.  There were no indicators of impairment present during the third and fourth quarters of 2007, therefore we determined that there was no impairment of goodwill at December 31, 2007.

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

The impact of foreign currency translation on goodwill is presented below:

	Applicable
	Foreign Exchange
As of December 31, 2007 (in thousands, except FX)	Rate (“FX”) (2)	Goodwill		Method

Residual balance, as of January 1, 2003 (in USD) (1)		USD	3,579	(A)

USD residual balance (A), translated at June 30, 1998 (date of acquisition), at FX rate of: (ie. 2003 CZK Balance)	33.8830	CZK	121,267

2003 CZK balance, translated to USD:
At December 31, 2007 at FX of:	18.1103	USD	6,696	(B)

Net increase (step-up) to Goodwill (adjustment made to Translation Adjustment in consolidation):			3,117	(B-A)

Increase to Goodwill is booked as follows:
Step-up for the year ended December 31, 2003 at avg. FX of	28.2170	USD	1,080
Step-up for the year ended December 31, 2004 at avg. FX of	25.7251	USD	765
(Step-down) for the year ended December 31, 2005 at avg. FX of	23.9905	USD	(482)
Step-up for the year ended December 31, 2006 at avg. FX of	22.6253	USD	873
Step-up for the year ended December 31, 2007 at avg. FX of	20.3285	USD	881
			3,117

(1)             Goodwill was amortized over 15 years until the Company started to comply with SFAS No. 142. This balance represent the remaining, unamortized goodwill, after an impairment charge taken prior to January 1, 2003.

(2)             FX (interbank) rates taken from Oanda.com.

Earnings Per Common Share - The Company complies with SFAS No. 128, “Earnings per Share,” which states that basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share incorporate the dilutive effect of common stock equivalents on an average basis during the period.  The Company’s common stock equivalents currently include stock options and warrants.  Unexercised warrants and stock options to purchase shares of Common Stock as of December 31, 2007 and 2006 are approximately 430,517 and 261,117 respectively.

Income Taxes - The Company complies with SFAS No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed for differences between the financial statement and the tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.  In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48).  FIN 48 creates a single accounting and disclosure model for uncertain tax positions, provides guidance on the minimum threshold that a tax uncertainty is required to meet before it can be recognized in the financial statements and applies to all tax positions taken by a company, both those deemed to be routine as well as those for which there may be a high degree of uncertainty.

FIN 48 establishes a two-step approach for evaluating tax positions.  The first step, recognition, occurs when a company concludes (based solely on the technical aspects of the tax matter) that a tax position is more likely than not to be sustained on examination by a taxing authority.  The second step, measurement, is only considered after step one has been satisfied and measures any tax benefit at the largest amount that is deemed more likely than not to be realized upon ultimate settlement of the uncertainty.  Tax positions that fail to qualify for initial recognition are recognized in the first subsequent interim period that they meet the more likely than not standard, when they are resolved through negotiation or litigation with the taxing authority or upon the expiration of the statute of limitations.  Derecognition of a tax position previously recognized would occur when a company subsequently concludes that a tax position no longer meets the more likely than not threshold of being sustained.  FIN 48 also significantly expands the financial statement disclosure requirements relating to uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position, results of operations and cash flows.  During the year ended December 31, 2007, the Company recognized no adjustments for uncertain tax provisions.

Revenue Recognition - The Company complies with the SEC’s Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements, as amended by SAB 104.”  Casino revenue is defined as the net win from gaming activities, which is the difference between gaming wagers and the amount paid out to patrons.  Revenues generated from ancillary services, including sales of food, beverage, cigarettes, and casino logo merchandise are recognized at the time the related services are performed and represent less than three percent of total revenues.

Promotional Allowances - Promotional allowances primarily consist of food and beverages furnished gratuitously to customers.  For the years ended December 31, 2007 and 2006, revenues do not include the retail amount of food and beverage of $3,234 and $2,675, respectively, provided gratuitously to customers.  The cost of these items of $1,264 and $997, respectively, is included in cost of revenues.

External Advertising -  The Company complies with the accounting and reporting requirements of the AICPA Statement of Position (SOP) 93-7, “Reporting on Advertising Costs.”  External advertising expenses are charged to operations as incurred and were $1,055 and $924 for the years ended December 31, 2007 and 2006, respectively.

Fair Value of Financial Instruments - The fair values of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” approximate their carrying amounts presented in the accompanying consolidated balance sheets at December 31, 2007 and 2006.

Use of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

Stock-based Compensation - The Company complies with SFAS No. 123R, “Share-Based Payment,” issued in December 2004.  SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25 (“APB No. 25”). Among other items, SFAS No. 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the fair value of those awards as of the vested date in the financial statements. The effective date of SFAS No. 123R for the Company was the first quarter of 2006. SFAS No. 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments vested after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permit entities to restate financial statements of previous periods, either for all prior periods presented or to the beginning of the fiscal year in which the statement is adopted, based on previous pro forma disclosures made in accordance with SFAS No. 123. Accordingly, the Company has adopted the modified prospective method of recognition, and began applying the valuation and other criteria to stock options granted beginning January 1, 2006.  The Company is recognizing the expense for the unvested portion of previously issued grants based on the valuation and attribution methods used previously to calculate the pro forma disclosures.  The Company did not recognize the expense for employee stock options prior to January 1, 2006.

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

The assumptions and resulting fair values of stock options granted in the year ended December 31, 2007 are as follows:

2007

Average expected term (in years)	7.0
Average risk-free interest rate	4.5%
Average expected volatility	43.4%
Dividend yield	0.0%
Weighted average fair value per share of options granted	$2.04

In 2007 and 2006, the Company expensed approximately $144 and $51, respectively for granted options to certain key management employees, which was recognized in its selling, general and administrative expenses in the consolidated statements of income.

New Accounting Pronouncements - In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measures”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity and in changes in net assets of a not-for-profit organization. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for us for the fiscal year ending on June 30, 2007. The requirement to measure plan assets and benefit obligations would become effective for the Company for the fiscal year ending June 30, 2009. The Company does not expect the new standard to have any material impact on its financial position and results of operations.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“FAS 141R”). FAS 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the fair value of identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date. FAS 141R determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS No. 141R is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of adopting FAS 141R on our consolidated results of operations and financial condition and plan to adopt it as required in the first quarter of fiscal 2009.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”), an amendment of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”).  FAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. This pronouncement is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of adopting FAS 160 on our consolidated results of operations and financial condition and plan to adopt it as required in the first quarter of fiscal 2009.

NOTE 3 - Property and Equipment

At December 31, 2007 and 2006, property and equipment consists of the following:

	2007	2006
Land	$3,842	$2,440
Building and improvements	17,752	11,828
Furniture, fixtures and other equipment	8,816	9,085

	30,410	23,353
Less accumulated depreciation and amortization	(6,663)	(5,254)

	$23,747	$18,099

NOTE 4 - Long-Term Debt

At December 31, 2007 and 2006, long-term debt consists of the following:

	2007	2006
Replacement Notes (a)	$1,550	$1,550
Route 55 construction term loan (b)		1,903
Revolving credit facility (c)	5,111

	$6,661	$3,453

(a)

The unsecured, Replacement Notes, issued in June 2002, have seven-year terms and have tiered, simple interest rates: 6% for the first three years, 9.3% for the fourth year and 10% for the fifth through the seventh year. For the first three years of the term, one half of the accrued annual interest was payable, beginning on July 26, 2004, with the accrued interest balance payable at maturity. For the last four years of the term, all annual interest accrued will be payable in full on June 26 of each of these last four years. The Notes mature on June 26, 2010.

(b)

In December 2004, the Company drew 10,000 CZK (approximately $408) from the 60,000 CZK, 5.95% interest per annum, 58-month term loan it received from GE Capital Bank a.s. for the construction of Route 55. The loan was subsequently paid off by funds drawn from the Company’s established credit facility (see following footnote (c)).

(c)

On July 23, 2007, the Company established a 24-month, secured, revolving credit facility (150,000 CZK, or approximately $8,300), that will be used for operations and general corporate purposes, including development. The credit facility, which is secured by the Company’s Route 55 casino building and related land, has been made available through Commerzbank Aktiengesellschaft, pobocka Praha, requires quarterly testing and compliance with certain financial covenants, following the Company’s U.S. regulatory filings. The credit facility also includes an option, exercisable by the Company two months prior to full-term maturity, to extend the term for an additional 12 months, with all other provisions, including the rate of interest, remaining constant. The interest, in conjunction with each requested drawdown terms of either 1-month, 3-months, or 6-months, is calculated using the corresponding PRIBOR, plus 400 basis points, based on a 360-day calendar year. As of December 31, 2007, the Company had drawn an aggregate of 90,000 CZK, or approximately $5,111, which was largely used to pay off the GE Capital Bank a.s. loan above and to fund the first phase of construction of the Savannah Hotel, the Company’s new hotel adjacent to its Route 59 casino.

Principal payments due on long-term debt are as follows:

Year ending December 31,
2008	$—
2009
2010*	6,661

$6,661

* The Company may draw up to the available limit of its revolving credit facility prior to payoff, thereby increasing long-term debt .

NOTE 5 - Accrued Expenses and Other Current Liabilities

At December 31, 2007 and 2006, accrued expenses and other current liabilities consist of the following:

	2007	2006
Accrued payroll and related costs	$928	$854
Short-term portion of capital lease obligations	314	234
Operational accruals	368	277
Gaming equipment purchases		132

	$1,610	$1,497

NOTE 6 - Commitments and Contingencies

Lease Obligations - The Company is obligated under several operating leases expiring through 2010.  Future aggregate minimum annual rental payments under all of these leases for the three years are as follows:

Year ending December 31,
2008	$101
2009	$105
2010	$51

Rent expense under these operating leases was approximately $97 and $97 for the years ended December 31, 2007 and 2006, respectively.

The Company is also obligated under certain five-year, slot equipment operating leases, expiring in 2011 and 2012, which include a monthly fixed rental fee per slot machine, and an option for replacement to different/newer machine during the term of the lease.  In 2007, the Company’s slot lease expenses were approximately $1,873 versus $2,316 in 2006, as a result of lower rent per machine, as part of the renegotiated lease completed in June 2006.

Employment Agreements - The Company entered into a 2.5 year employment agreement with its Chief Executive Officer (“CEO”), Mr. Rami S. Ramadan, in 2005, which provides for annual compensation, plus participation in future benefit programs and stock options plans.  As of December 31, 2007, only $400 of annual compensation, payable in 2008, remains under said employment agreement, excluding any bonus awards that may be granted in 2008.

Pursuant to this renewal of the employment agreement with Mr. Ramadan in July 2005, he received a grant of seven-year options to purchase an aggregate total of 175,000 shares of the Company’s

Common Stock in allotments of 35,000 shares per annum over a four-year vesting period.  These options are exercisable at prices, depending on point in time, ranging from $2.80 per share on July 1, 2005 to $4.11 per share on January 1, 2012.  No vested options have been exercised by Mr. Ramadan as of December 31, 2007.  Also pursuant to this July 2005 employment agreement, upon reaching designated earnings per share targets, Mr. Ramadan will be granted 75,000 restricted shares of the Company’s Common Stock in 25,000 allotments.  None of the restricted shares have been vested to date.

On February 4, 2007, Mr. Ramadan was granted seven year options to purchase 50,000 shares of Common Stock, of which options to purchase 12,500 shares will vest immediately, and the balance will vest in three equal parts, over a three-year vesting period, on the anniversary of the date of grant.  The exercise price of these options was set at $3.75 per share, the closing price on the date of grant.

Further, on October 23, 2007, pursuant to the Company’s 2004 Equity Incentive Plan, Mr. Ramadan was granted seven year options to purchase 125,000 shares of Common Stock, with options to purchase 25,000 shares to be vested immediately, and the balance to be vested in four equal parts, over a four-year vesting period, on the anniversary of the date of grant.  The exercise price of these options is set at $4.85 per share, the closing stock price on October 23, 2007, and will escalate at 4.2% per annum.

401 (k) and Profit Sharing Plan - The Company maintains a contributory 401(k) plan and a profit sharing plan.  These plans are for the benefit of all eligible corporate employees, who may have up to 15% of their salary withheld, not to exceed the maximum federally allowed amount.  The Company makes a voluntary employer-matching contribution of 60 cents for each employee dollar contributed, which totaled $37 in 2007 and $51 in 2006.

Taxing Jurisdiction - The Czech Republic currently has a number of laws related to various taxes imposed by governmental authorities.  Applicable taxes include gaming tax, VAT, charity tax, and payroll (social) taxes.  Tax declarations, together with other legal compliance areas (for example, customs and currency control matters) are subject to review and investigation by a number of authorities, which are enabled by law to impose fines, penalties and interest charges, create tax risks in the Czech Republic.  Management believes that it has adequately provided for its Czech tax liabilities.

NOTE 7 - Risks and Uncertainties

Regulation and Licensing - The Company’s operations are subject to regulation by each jurisdiction in which it operates or plans to operate.  Each of the Company’s officers may be subject to strict scrutiny and approval from a gaming commission or another regulatory body of each jurisdiction in which the Company may conduct gaming operations.

In 1998, the Czech Republic’s House of Deputies passed an amendment to the gaming law, which restricted foreign ownership of casino licenses. In response, the Company restructured its subsidiaries and Czech legal entities to comply with the amendment and was subsequently granted 10-year gaming licenses that expire near the end of 2008.  There can be no assurance that the authorities in the Czech Republic will not amend the gaming law as it pertains to foreign ownership of casino licenses.  In the event the gaming laws are amended in the future, it may have a material adverse effect on the Company’s future profitability and operations. Further, there has been increased competition in the areas where the Company operates because local municipalities no longer have control over the issuance of casino licenses, thereby effectively eliminating the municipal exclusivity that the Company had until December 1998.

Foreign Activities - The Company’s operations are entirely outside of the United States.  Operating internationally involves additional risks relating to such things as currency exchange rates, different legal and regulatory environments, political and economic risks relating to the stability or predictability of foreign governments, differences in the manner in which different cultures conduct business, difficulties in staffing and managing foreign operations, differences in financial reporting, operating difficulties, different types of criminal threats, and other factors.  The occurrence of any of these risks, if severe enough, could have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

Cash - Cash consists of cash in banks and on hand.  The Company maintains its bank accounts at several financial institutions, which, at times, may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits.  In addition, the FDIC does not insure the Company’s foreign cash, which totaled approximately $4,557 and $2,927 at December 31, 2007 and 2006, respectively.  The Company has not incurred any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

NOTE 8 - Related Party Transactions

Related interest expense to Value Partners, Ltd., an approximate 38% owner of our issued and outstanding Common Stock as of December 31, 2007, was approximately $0 and $9 for the years ended December 31, 2007 and 2006, respectively.

During the year ended December 31, 2007, the Company utilized the services of an attorney who is the brother of the Company’s former managing director of Czech operations.  Legal fees paid to the attorney during years 2007 and 2006 totaled approximately $7 and $17, respectively.  The Company has not used said attorney’s services since January 2007.

NOTE 9 - Stockholders’ Equity

In August 2007, the Company completed the private placement of 1,000,000 shares of its Common Stock with several “accredited investors,” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, for an aggregate purchase price of $3,500 or $3.50 per share, the then listed closing price of the Company’s Common Stock.  Associated costs of the $3.5 million Capital Raise, which included finder’s fees, and legal and accounting fees, totaled approximately $216 and have been reflected as a reduction of additional paid-in capital.  The gross proceeds from the transaction were earmarked for the initial phase construction of the Savannah Hotel adjacent our Route 59 Casino.

NOTE 10 - Other Assets and Other Long-Term Liabilities

Notes Receivables – In connection with the TWC’s management of the Grand Casino Lav and Nightclub, the Company extended three EUR loans to Grand Hotel Lav, d.o.o., the owner of the Grand Casino Lav and Nightclub, as follows:  (i) a three-year, 4.0% interest per annum loan of €568, or approximately $899 using 2007 year-end exchange rates, for the purchases of gaming equipment; (ii) a two-year, non-interest bearing loan of €229, or approximately $359 using 2007 year-end exchange rates, for preopening costs related to the casino and nightclub; and (iii) a one-year (renewable), non-interest bearing loan of €170, or approximately $262 using 2007 year-end exchange rates, for working capital.  Management believes the loans are fully collectible.

Restricted Deposits -  Restricted deposits aggregated 26,000 CZK and 24,000 CZK, relating to Czech license bond requirements, for year 2007 and 2006, respectively.  Using respective year-end exchange rates, these deposits have been translated to $1,436 and $1,151 at December 31, 2007 and 2006, respectively.

Other Long-term Liabilities - At December 31, 2007 and 2006, other long-term liabilities consisted of the following:

	2007	2006
Deferred executive incentives	$—	$150
Accrued interest	141	141
Capitalized leases	314	427

	$455	$718

NOTE 11 - Income Taxes

In the Czech Republic, gaming income is not subject to corporate income tax.  In lieu of income taxes, gaming income is subject to other taxes in the Czech Republic, including gaming and charity taxes, which are primarily based on percentages of gaming revenues.  Foreign net operating loss carry-forwards (disclosed below) were derived from non-gaming activities and can only be applied against non-gaming activities.  For the year ended December 31, 2007, one of our Czech holding companies, 21st Century Resorts a.s. incurred approximately $84 of income taxes, of which approximately $60 was deferred.

At December 31, 2007, the Company had U.S. and foreign net operating loss carry forwards (“NOL’s”) of approximately $31,421 and $2,141, respectively, available to offset certain future taxes payable.  However, based on limited analysis, the sizable warrant exercise in February 2001 or earlier events may have triggered significant limitations of preexisting U.S. NOL’s, pursuant to Internal Revenue Code Section 382, to the extent that substantially all of the Company’s existing U.S. NOL’s prior to February 2001, aggregating approximately $15,565, may be significantly limited.  The U.S. NOL’s generated subsequent to February 2001, aggregating approximately $15,856, resulted in an estimated $6,342 deferred tax asset at December 31, 2007 and the foreign NOL resulted in an estimated $514 deferred tax asset at December 31, 2007.  A full valuation allowance has been established for these deferred tax assets since its realization is considered unlikely.

The U.S. NOL’s expire between 2010 and 2026.  The foreign NOL’s expire between 2006 and 2010.  During the year ended December 31, 2007, approximately $797 of foreign NOL’s expired.  The following table presents the U.S. and foreign components of pretax income before income taxes for the years ended December 31, 2007 and 2006:

	2007	2006

U.S.	$(2,165)	$(1,998)
Foreign	4,963	4,025

	$2,798	$2,027

The Company’s effective income tax rate differs from the U.S. federal statutory income tax rate primarily because gaming income, the Company’s primary revenue source, is not subject to income tax.  Further, the Company’s effective income tax rate differs from the U.S. statutory income tax rate as a result of the Company maintaining a full valuation allowance on its NOL’s.

NOTE 12 - Stock Options and Warrants

Stock Options Plans

The activity in the Company’s stock option plans is as follows:

	Number of Options	Range of Exercise Price	Weighted Average Exercise Price

Balance outstanding,
January 1, 2006	185,360	$2.00-83.00	$3.41

Granted in 2006	65,375	2.50-2.90	2.50
Expired in 2006	(1,000)	61.00	61.00

Balance outstanding,
December 31, 2006	249,735	$2.00-83.00	$3.07

Granted in 2007	175,000	3.75-4.85	4.54
Expired in 2007	(5,600)	2.50-24.00	3.88

Balance outstanding,
December 31, 2007	419,135	$2.00-83.00	$2.41

Exercisable,
December 31, 2007	196,635	$2.00-83.00	$1.77

In each instance, the option exercise price per share was equal to or above the market value of the underlying stock on the date of grant.  Options generally expire between five and ten years after the date of grant or earlier upon termination, as defined in the plans.

Additional information about the Company’s outstanding stock options at December 31, 2007 is as follows:

	Options Outstanding
		Weighted
		Average
		Remaining	Weighted
		Contractual	Average
Range of	Number of	Life	Exercise
Exercise Prices	Shares	(in Years)	Price

$0.01 to $2.00	75	8.00	$2.00
$2.01 to $3.00	61,250	5.60	$2.51
$3.01 to $3.50	177,250	4.53	$2.00
$3.51 to $4.00	50,425	6.10	$3.75
$4.01 to $5.00	126,675	6.79	$4.85
$5.01 to $10.00	1,925	5.34	$6.44
$10.01 to $25.00	955	3.87	$16.85
$25.01 to $50.00	420	1.87	$36.60
$50.01 to $75.00	100	1.95	$51.00
$83.00	60	1.75	$83.00

	419,135	5.56	$2.41

Warrants

For the years ended December 31, 2007 and 2006, warrant activity was as follows:

Exercise Price		Balance,		Balance,			Balance,
per	Warrants	January 1,	Exercised	December 31,	Exercised	Expired	December 31,
Share	Expiring	2006	2006	2006	2007	2007	2007
1.00	3/31/2008	11,382		11,382			11,382

All warrants outstanding at December 31, 2007 are exercisable. (See Note 14 below)

NOTE 13 - Compensation Plans

2004 Equity Incentive Plan

In May 2004, TWC’s Board of Directors (the “Board”) unanimously adopted the 2004 Equity Incentive Plan (“2004 Equity Plan”), which was subsequently approved by the shareholders of the Company at its Annual Meeting held in June 2004.  The 2004 Equity Plan stipulates that no further grants will be made under the 1998 Stock Option Plan (the “1998 Plan”) and the 10,800 shares of Common Stock remaining available for grant under the 1998 Plan and the 365 shares remaining in the 1999 Non-Employee Director Stock Option Plan (the “1999 Plan”) that had not been awarded to date were added to those available for grant under the 2004 Equity Plan.

The 2004 Equity Plan provides that certain awards made under the plan may be eligible for designation as “qualified performance-based compensation” which may be exempt from the $1,000 deduction limit imposed on publicly-held corporations by Section 162(m) of the Internal Revenue Code.  The type of awards which may be granted, under the 2004 Equity Plan, by the Compensation Committee of the Board, in its discretion from time to time, include stock options, stock appreciation rights, restricted stock and restricted stock units, other stock-based awards and performance awards.

In June 2005, the shareholders of the Company, at its Annual Meeting, approved amendments, providing the Committee with the discretion to grant to any participant annually up to 250,000 shares of Common Stock and to determine whether to include a one-year vesting requirement for any future grants awarded under the 2004 Equity Plan to any of the Company’s employees.

Further, the shareholders of the Company at its Annual Meetings, held in April 2006 and May 2007, approved amendments to the 2004 Equity Plan to increase the authorized shares that may be issued under its provisions to a total of 627,270 shares, of which 137,270 remained available for issuance as of December 31, 2007.  Additionally, the amendments provide that option awards will be available for grants to the executive officers and non-employee directors as well as other key employees, except that non-employee directors are eligible to receive only awards of non-incentive stock options.

The 2004 Equity Plan also contains the following provisions:  (i) no stock option repricings (without the approval of the Company’s shareholders); (ii) limitations on shares other than for stock options; (iii) no discounts on stock options: (iv) minimum one year vesting periods for all awards (including stock options); (v) minimum three year vesting periods for restricted stock and other stock-based awards; (vi) no “evergreen” provisions; and (vii) in no event shall there be granted during the term of the 2004 Equity Plan, restricted stock or restricted stock units, which are not subject to be achievement of a performance target or targets covering more than an aggregate of 75,000 shares.

Deferred Compensation Plan

On May 17, 2006, the Compensation Committee of the Board unanimously approved and adopted TWC’s Deferred Compensation Plan (the “Deferred Plan”), which provides certain key employees and non-employee directors the opportunity to defer receipt of specified portions of their compensation and to have such deferred amounts treated as if invested in the Common Stock of the Company.

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

2007 Profit Sharing Plan

The 2007 Profit Sharing Plan, which superseded the 2006 Profit Sharing Plan, was approved by the Compensation Committee of the Board on November 9, 2007.

The 2007 Profit Sharing Plan permits designated key management employees (“KME”) to share in the profits of the Company.  The profit sharing pool will be calculated based on a graduated scale of the attainment of consolidated year-end net income before taxes versus the annual budget and the maximum sum to be distributed from that pool is set at 50% of the aggregate of the annual salaries of the KMEs.  Each KME is required, pursuant to the 2007 Profit Sharing Plan, to defer 20% of his or her annual profit sharing award, if attained, into the Deferred Plan.

NOTE 14 - Subsequent Event

Warrants Exercised

On January 31, 2008, U.S. Bancorp Investments, Inc., one of TWC’s shareholders, exercised a portion of its series C, $1.00 exercise price warrants for 5,754 shares of the Company’s Common Stock.  The Company received $5,754 in cash exercise price, which will be reflected as an increase to additional paid-in capital.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  We maintain a system of disclosure controls and procedures, as defined in the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), Rule 13a-15(e),which is designed to provide reasonable assurance that information, which is required to be disclosed in our reports filed pursuant to the Exchange Act, is accumulated and communicated to management in a timely manner. At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our CEO and CFO concluded that, as of the date of such evaluation, our disclosure controls and procedures were effective in timely alerting him to information relating to us that is required to be included in our reports filed under the Exchange Act.

Changes in Internal Control over Financial Reporting. During the fourth quarter of 2007, there were no significant changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), is a process designed by, or under the supervision of, our principal executive and principal financial officer,
Mr. Ramadan, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of our Company’s consolidated subsidiaries.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management considered the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework.” Based on this assessment, management believes that, as of December 31, 2007, our internal control over financial reporting was effective.

Item 8B. Other Information.

None.

PART III

Item 9. Directors and Executive Officer, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(A) of the Exchange Act.

The following table provides information as of February 29, 2008 with respect to each of our directors and Mr. Rami S. Ramadan, our CEO or principal Executive Officer (the “named executive officer”):

Name	Age	Position in the Company	Director Since

Rami S. Ramadan	58	CEO, CFO, President and Director	1999
Julio E. Heurtematte, Jr.(1)	72	Director	1998
Malcolm M.B. Sterrett (1)	65	Director	1998
Geoffrey B. Baker (1),(2)	58	Director	1999
Timothy G. Ewing (1)	47	Director	2004

(1)	Member of each Audit, Nominating and Compensation Committees.
(2)	Mr. Baker, who was appointed to a fill a vacancy on the Board of Directors on December 22, 1998, resigned from his position on May 13, 1999 and rejoined the Board on August 4, 1999.

Rami S. Ramadan has served as CEO and CFO since July 12, 1999 and President since August 2000. His most recent prior position had been Executive Vice President of Finance for the Ian Schrager Hotels from November 1997 to July 1999. Prior to that, Mr. Ramadan held senior financial positions with Hyatt Hotels from January 1994 to November 1997, Euro Disney from October 1990 to December 1993 and Le Meridien Hotels from September 1975 to September 1990.

Julio E. Heurtematte, Jr. Mr. Heurtematte is a private investor.  Since 1989 he has also been a consultant, specializing in international projects, trade and investments.  From 1963 to 1989 Mr. Heurtematte served with the Inter-American Development Bank in several capacities, the last as Deputy Manager for Project Analysis.

Malcolm M. B. Sterrett. Mr. Sterrett is a private investor. From 1989 to 1993, he was a partner at the law firm of Pepper Hamilton & Scheetz, in Washington, D.C. From 1988 to 1989, he served as General Counsel to the U.S. Department of Health and Human Services and from 1982 to 1988 he was a Commissioner on the U.S. Interstate Commerce Commission. Before that, he was Vice President and General Counsel to the United States Railway Association and served as Staff Director and Counsel to the U.S. Senate Committee on Commerce, Science and Transportation.  From 1998 to 2006, Mr. Sterrett had served as a member of the board of directors as well as on certain board committees of Telos Corporation (OTC: TLSKP.PK) in Ashburn, Virginia.

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

Timothy G. Ewing.   Mr. Ewing, a Chartered Financial Analyst, is the managing partner of Ewing & Partners and the manager of Value Partners, Ltd., a private investment partnership formed in 1989, and of the Endurance Partnerships, private investment partnerships formed in 2001.  Mr. Ewing has been a member of the board of directors of Cherokee, Inc. (NASDAQ:  CHKE) in Van Nuys, California since 1997.  He is the chairman of the board of Harbourton Capital Group (OTC:  HBTC) in McLean, Virginia and has served on its board of directors since 2000.  In addition, he is immediate past chairman and an executive board member of the Dallas Museum of Nature & Science, serves on the board of directors of The Dallas Opera, the board of trustees of the Baylor Healthcare System Foundation, and the advisory board of the University of Texas at Dallas’ Holocaust Studies Program.

Information about our Board and its Committees:

Our Board of Directors, which is chaired by Mr. Sterrett in a non-executive role, manages the business and affairs of the Company.  The Board holds biweekly conference calls and meets in person on an as-needed basis.  The Board has established several committees, described below, which also meet on an as-required basis during the year.  The Board met in person three times and conducted business by written consent twice during the Company’s fiscal year ended December 31, 2007.  No director attended fewer than 75% of the total number of meetings of the Board or meetings of committees of the Board during the year ended December 31, 2007.

The Board of Directors has established the following committees:

Audit Committee

The Audit Committee reviews and approves internal accounting controls, internal audit operations and activities, the Company’s annual report and audited financial statements, the selection of the Company’s independent auditors, the activities and recommendations of the Company’s independent auditors, material changes in the Company’s accounting procedures, the Company’s policies regarding conflicts of interest and such other matters as may be delegated by the Board. The Audit Committee, composed of Mr. Baker, the Committee’s Chairman, Messrs. Heurtematte, Sterrett and Ewing, all non-employee, “independent” directors, with Mr. Heurtematte serving as the “audit committee financial expert”, met once and conduced business by written consent four times in 2007.  Additionally, the Committee’s Chairman conferred once via telephone with the committee members regarding audit matters in 2007.

Compensation Committee

The Compensation Committee sets the compensation for executive officers of the Company and sets the terms of grants of awards under the 2004 Equity Plan and any other equity-based compensation plans adopted by the Company. The Compensation Committee, composed of Mr. Heurtematte, the Committee’s Chairman, Messrs. Baker, Sterrett and Ewing, met three times in 2007, conferred by phone twice, and conducted business by written consent once in 2007.

Nominating Committee

The Nominating Committee has the responsibilities set forth in its Charter, including recommending Board nominees, determining the qualifications for such nominees and assisting the Board of Directors in interpreting and applying the Company’s Corporate Governance Guidelines.  The Nominating Committee is composed of Mr. Ewing, its Chairman, Messrs. Baker, Heurtematte and Sterrett, and met once during 2007.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than 10% of our Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”) and the Financial Industry Regulatory Authority, Inc. (formerly, the National Association of Securities Dealers, Inc.) (“FINRA”) by certain dates.  Officers, directors and 10% stockholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file.

Prior to June 2003, Value Partners held a controlling 57.5% of our issued and outstanding Common Stock.  Further, as part of its participation in the 2003 recapitalization, Value Partners received an additional 3,270,104 shares.  After the issuance of 2,809,188 and 1,000,000 shares of Common Stock as part of the $4.75 million and the $3.5 million Capital Raises, respectively, Value Partners’ beneficial ownership was reduced from 70.9% to 37.6% of our issued and outstanding Common Stock.

As part of their participation in the Two Capital Raises, Special Situations Private Equity Fund LLP and Special Situations Cayman Fund, LP (collectively referred to as “Special Situations Funds”), and Wynnefield Small Cap Value Offshore Fund, Ltd, Wynnefield Partners Small Cap Value LP and Wynnefield Partners Small Cap Value LP1 (collectively referred to as “Wynnefield Funds”), currently hold 23.5% and 16.0%, respectively, of our issued and outstanding Common Stock.

We know of no other person or entity who owns 10% or more of the Company’s Common Stock.

Based solely on review of the copies of such forms either filed by us on behalf of our directors and named executive officer, or furnished to the Company, we believe that all applicable Section 16(a) filing requirements were satisfied by our directors and named executive officer during 2007.

Code of Ethics

Our Board of Directors adopted a Code of Ethics which covers all company executives of TWC and our subsidiaries.  The Code of Ethics requires that senior management avoid conflicts of interest; maintain the confidentiality of information relating to the Company; engage in transactions in the Common Stock only in compliance with applicable laws and regulations and the requirements set forth in the Code of Ethics; and comply with other requirements which are intended to ensure that such officers conduct business in an honest and ethical manner and otherwise act with integrity and in the best interest of TWC.  In February 2007, all our key management employees and officers reaffirmed, in writing, their commitment to our Code of Ethics.

A copy of our Company’s Code of Ethics will be furnished to any person upon written request from any such person.  Requests should be sent to:  Rami S. Ramadan, President, Chief Executive Officer and Chief Financial Officer, Trans World Corporation, 545 Fifth Avenue, Suite 940, New York, New York 10017.

Item 10. Executive Compensation

Compensation Discussion and Analysis

Overview of Compensation Philosophy and Program.  Our compensation philosophy is to provide compensation to our executive officers that is competitive in the marketplace in order to attract and retain qualified and experienced officers.  The compensation of our named executive officer, including the various components of such compensation, is determined by our Compensation Committee.  The Committee consists solely of non-employee directors who meet all applicable requirements to be independent of management.  In addition, the Committee uses, from time to time, an independent outside consulting firm that provides information regarding the compensation paid by our peer group, as described below.

When setting the compensation of our named executive officer, the Committee generally targets compensation which is comparable with our peer group with respect to each of the components of compensation.  The compensation we provide to our named executive officer primarily consists of the following:

•                  annual base salary,

•                  annual cash bonus,

•                  stock options,

•                  profit sharing plans,

•                  to a lesser extent, restricted stock awards, and

•                  other forms of compensation as approved by the Committee.

Independent Compensation Committee.  The Compensation Committee, composed entirely of independent directors, administers our executive compensation program.  The members of the Committee, Messrs. Geoffrey B. Baker, Timothy G. Ewing, Julio E. Heurtematte, Jr., and Malcolm M.B. Sterrett, meet all of the independence requirements under applicable laws and regulations, including the listing requirements of the NASDAQ stock market. None of the members is a current or former officer or employee of our Company or any of our subsidiaries or has any separate business relationship with the Company (other than as a shareholder). The role of the Committee is to: (i) oversee our compensation and benefit plans and policies; (ii) administer our stock benefit plans (including reviewing and approving equity grants to executive officers); and (iii) review and approve annually all compensation decisions relating to the named executive officer, Mr. Rami S. Ramadan, who serves as President, Chief Executive Officer and Chief Financial Officer of the Company, as set forth in the Summary Compensation Table.

Role of the Named Executive Officer and Management.  The named executive officer provides recommendations to our Committee on matters of compensation philosophy, plan design and the general guidelines for other executive officers’ compensation.  These recommendations are then considered by the Committee. The chief executive officer generally attends Committee meetings but is not present for executive sessions or for any discussion of his own compensation.

Tax Deductibility of Pay.  Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), places a limit of $1.0 million on the amount of compensation that the Company may deduct in any one year with respect to our Chief Executive Officer and certain other highly compensated officers. There is an exception to the $1.0 million limitation for performance-based compensation meeting certain requirements. Stock options are performance-based compensation meeting those requirements and, as such, are fully deductible. Service-based only restricted stock awards are not considered performance-based compensation under Section 162(m) of the Code.

To date, Section 162(m) has not affected the ability of the Company to deduct the expense of the executive compensation paid. To maintain flexibility in compensating executive officers in a manner designed to promote varying corporate goals, our Committee has not adopted a policy requiring all compensation to be deductible.

Salaries.  With the exception of the Chief Executive Officer, the salaries of our key management employees are reviewed on an annual basis, as well as at the time of a promotion or other change in responsibilities.  Increases in salary are based on an evaluation of the individual’s performance and current level of pay.  Merit increases normally take effect in January of each year.

For 2007, pursuant to his July 1, 2005, 2.5-year employment agreement, which was automatically renewed for a one-year term ending December 31, 2008, the base annual salary for our named executive officer was $400,000.  Base salary is considered in conjunction with the short-term annual bonus component of our executive compensation program.

Bonuses.  In addition to the 2007 Profit Sharing Plan (see above), a discretionary cash bonus for the named executive officer is determined by the Compensation Committee, on an annual basis, where applicable.  The amount of the bonus is based on the Company’s overall performance as well as an evaluation of the individual’s performance.  In 2007, the Committee granted a discretionary cash bonus of $100,000 to the named executive officer.

Stock Options

In determining the size of stock option grants to executive officers, our Committee considers the Company’s financial performance against the strategic plan as attributed to executive officers.  In this regard, our Committee granted stock options to Mr. Ramadan, the Chief Executive Officer, on July 1, 2005, as part of his employment contract renewal.  Mr. Ramadan was granted seven-year options, to be vested over a four-year vesting period, to purchase an aggregate total of 175,000 shares, of which 70,000 remained unvested as of December 31, 2007, of the Company’s Common Stock at the exercise prices ranging from $2.80 at July 1, 2005, incrementally increasing every six months, to a maximum of $4.11 on January 1, 2012.  The unvested balance of 70,000 options will vest, if Mr. Ramadan is employed by TWC at the time of vesting, in two equal parts on July 1, 2008 and 2009, respectively.

On February 4, 2007, Mr. Ramadan was granted seven year options to purchase 50,000 shares of Common Stock, of which options to purchase 12,500 shares vested immediately, and the balance will vest in three equal parts, over a three-year vesting period, on the anniversary of the date of grant.  The exercise price of these options is set at $3.75 per share, the closing market price.of the shares on the date of grant.

Further, on October 23, 2007, pursuant to the Company’s 2004 Equity Incentive Plan, as amended, Mr. Ramadan was granted seven year options to purchase 125,000 shares of Common Stock, with options to purchase 25,000 shares to be vested immediately, and the balance to be vested in four equal parts, over a four-year vesting period, on the anniversary of the date of grant.  The exercise price of these options is set at $4.85 per share, the closing stock price on October 23, 2007, and will escalate at 4.2% per annum.

Restricted Stock Awards

Under our 2004 Equity Plan, our Committee is authorized to grant share awards, which are a right to receive a distribution of shares of Common Stock. Shares of common stock granted pursuant to a share award are in the form of restricted stock which vests upon such terms and conditions as established by the Committee.  Our Committee determines which officers and key employees will be granted share awards, the number of shares subject to each share award, whether the share award is contingent upon achievement of certain performance goals and the performance goals, if any, required to be met in connection with a share award.  Non-employee directors are not eligible to receive share awards.  Under the amended 2004 Equity Plan, our Committee has the discretion to grant an award or awards to any one individual participant during any one calendar year up to 250,000 shares of Common Stock and to determine whether to include a one-year vesting requirement for any future grants awarded under the 2004 Equity Plan to any of our employees.  However, in no event shall there be granted during the term of the 2004 Equity Plan, restricted stock or restricted stock units, which are not subject to be achievement of a performance target or targets covering more than an aggregate of 75,000 shares.

Pursuant to his renewed employment agreement and the 2004 Equity Plan, Mr. Ramadan was granted in July 2005 75,000 shares of restricted Common Stock that vest cumulatively, beginning with the quarter ended September 30, 2005, as follows:

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

All unvested options and unvested restricted stock granted hereunder shall, automatically and without any further action on the part of Mr. Ramadan or any members of the Compensation Committee, terminate upon the effective date of the termination or expiration of his employment agreement, except that all unvested options and unvested restricted stock granted thereunder shall, automatically and without any further action on the part of any person, vest to Mr. Ramadan upon the closing date of a change of control of the Company. All such vested options and restricted stock must be surrendered or otherwise converted into cash or securities of the acquiror or exercised as required or permitted by the terms and conditions of the change of control documents.  Any extension of the terms of his employment agreement beyond December 31, 2007 shall not result in the extension of any option or stock grant vesting or exercise periods set forth above.  As of December 31, 2007, there were no shares of restricted stock vested.

Stock Ownership Guidelines.  We have not established any formal policies or guidelines addressing expected levels of stock ownership by the named executive officer or for other executive officers.  However, this matter remains under consideration.

Additional Components of Executive Compensation.  As part of the renewal of the named executive officer’s employment agreement in July 2005, the named executive officer and the Company amended the change in control provisions therein. The purpose of these provisions is to retain, for the benefit of the Company, the talents of this highly skilled officer whose services are integral to the development and implementation of the Company’s business.  This agreement, as discussed below, provides for severance benefits in the event of the termination of the executive’s employment under certain circumstances, or in the event of the occurrence of certain events.  The included severance payments are intended to align the named executive officer’s and the stockholders’ interests by enabling the named executive officer to consider corporate transactions that are in the best interests of the stockholders and other constituents of our Company without undue concern over whether the transactions may jeopardize the named executive officer’s own employment or impose a financial hardship on him. The grounds under which severance payments are triggered in the employment and change in control provisions of Mr. Ramadan’s employment agreement are similar to, or the same as, those included in many employment agreements for senior executive officers of comparable gaming companies.

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

We adopted the Deferred Plan with the intention that it shall at all times be characterized as a “top hat” plan of deferred compensation maintained for a select group of management, as described under ERISA Sections 201(2), 301(a)(3) and 401(a)(1) and the Deferred Plan shall at all times satisfy Section 409A of the Code.  The unfunded Deferred Plan obligations are payable only in the form of common stock upon the earlier of:   (i) a designated, in-service distribution date which must be a minimum of three (3) years from the year of the first deferral; (ii) separation of employment; (iii) disability; (iv) change in control; or (v) death.  A participant’s election form must specify whether the payments will be made by lump sum or by installments, and the number of annual installments (with a minimum of two (2) and a maximum of five (5) installments) as may be directed by the participant in his or her election form.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee has served as an officer or employee of the Company at any time.  None of the Company’s executive officers serve as a member of the compensation committee of any other for-profit company that has an executive officer serving as a member of our Company’s Board of Directors.  None of our Company’s executive officers serve as a member of the board of directors of any other company that has an executive officer serving as a member of that company’s compensation committee.

Summary Compensation Table

The following table sets forth a summary of certain information concerning the compensation awarded or paid by our Company or our subsidiaries for services rendered in all capacities during the fiscal year ended December 31, 2007 to the Company’s executives listed below:

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards(1)	Non- Equity Incentive Plan Compen- sation	Change in Pension Value and Nonquali- fied Deferred Compensation Earnings(2)	All Other Compen-sation(3)	Total

Rami S. Ramadan, Chief Executive Officer	2007	$400,000	$100,000	$—	$89,000	$—	$—	$25,000	$614,000
Sarah E. Wagner, Director of Project Development	2007	$146,850	$30,928	$—	$3,000	$—	$—	$9,300	$190,078
Hung D. Le, Corporate Controller	2007	$110,000	$31,167	$—	$3,000	$—	$—	$9,300	$153,467

(1)

Reflects the amount expensed in accordance with Statement of Financial Accounting Standards No. 123(R) during fiscal 2007 with respect to vesting of stock options. For a discussion of the assumptions used to establish the valuation of the stock options, reference is made to Note 2 of the Notes to the Consolidated Financial Statements. Additional information is also included in the table entitled “Grants of Plan-Based Awards for the Year Ended December 31, 2007.”

(2)	There were no above-market or preferential earnings on nonqualified deferred compensation for the named executive officer.
(3)	Consists of the cost of a leased automobile for business use to Mr. Ramadan, and for all employees listed in the table, an employer matching contribution toward his or her 401(k) plan.

Equity Compensation Plans

The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors) in effect as of December 31, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders (1)	419,135	$2.41	127,270

Equity compensation plans not approved by security holders (2)

Total	419,135	$2.41	127,270

(1)       Represents all the outstanding options, issued under the 2004 Equity Plan and previous equity compensation plans.

(2)       Does not include accruals made under the Company’s Deferred Compensation Plan for directors and qualified employees who may only receive such amounts in shares of the Company’s Common Stock upon elected deferment terms.

The following table sets forth information concerning grants of awards pursuant to plans made to the named executive officer during the year ended December 31, 2007:

Grants of Plan-Based Awards for the Year Ended December 31, 2007

GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Incentive Plan Awards			All Other Stock Awards: Number of Shares of	All Other Option Awards (2): Number of Securities	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold $000	Target $000	Maximum $000	Threshold #	Target #	Maximum #	Stock/Units #	Underlying Options #	Awards ($/Sh)	Awards (3) ($/Sh)

Rami S. Ramadan	2007	$40	$40	$200	—	—	—	—	125,000	$5.72	$2.33
	2007								50,000	$3.75	$1.33

(1)          Pursuant to Mr. Ramadan’s participation in the 2007 Profit Sharing Plan.

(2)          125,000 and 50,000 options were granted to Mr. Ramadan on October 23, 2007 and February 4, 2007, respectively (see “Item 11.  Security Ownership of Certain Beneficial Owners and Management” below).

(3)          The fair value of the stock options granted is computed in accordance with Statement of Accounting Standards No. 123(R).

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding equity awards held by the named executive officer as of December 31, 2007:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options			Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested
	Exercisable		Unexercisable
Rami S. Ramadan	25,000	(1)	100,000	$4.85	10/23/14	75,000	(2)	$—	(3)
	12,500	(4)	37,500	$3.75	02/04/14
	105,000	(5)	70,000	$3.15	06/30/12
	1,500	(6)		$3.30	07/12/14
	1,500			$6.00	07/12/13
	1,500			$5.00	07/12/12

(1)

On October 23, 2007, pursuant to the Company’s 2004 Equity Incentive Plan, as amended, Mr. Ramadan was granted seven year options to purchase 125,000 shares of Common Stock, with options to purchase 25,000 shares to be vested immediately, and the balance to be vested in equal parts, over a four-year vesting period, on the anniversary of the date of grant. The exercise price of these options is set at $4.85 per share, the closing stock price on October 23, 2007, and will escalate at 4.2% per annum.

(2)	The restricted shares vest according to an earnings formula as stipulated in Mr. Ramadan’s employment agreement. (See “Compensation Discussion and Analysis - Restricted Stock Awards” above).
(3)	Based upon the fair market value represented by the reported closing price on the over-the-counter bulletin board of $4.27 per share for the Company’s Common Stock as of December 31, 2007.
(4)

On February 4, 2007, Mr. Ramadan was granted seven year options to purchase 50,000 shares of Common Stock, with options to purchase 12,500 shares to be vested immediately, and the balance to be vested in equal parts, over a three-year vesting period, on the anniversary of the date of grant. The exercise price of these options is set at $3.75 per share.

(5)

On July 1, 2005, Mr. Ramadan was granted seven-year options to purchase 175,000 shares of Common Stock, with options to purchase 25,000 shares to be vested immediately, and the balance to be vested in equal parts, over a four-year vesting period, on the anniversary of the date of grant. The exercise price of these options incrementally increases every six months, starting at $2.80 on July 1, 2005 to a maximum of $4.11 on January 1, 2012.

(6)

Options to purchase an aggregate of 4,500 shares of Common Stock granted under the previous employment agreement have already vested. (See “Compensation Discussion and Analysis - Stock Options” above).

Option Exercises and Stock Vested

No stock options were exercised and no shares of restricted stock vested for the named executive officer in 2007.

Nonqualified Deferred Compensation

The named executive did not earn any nonqualified deferred compensation in 2007.

Employment and Change of Control Agreements

We extended an employment agreement with Mr. Ramadan in 2007, pursuant to which the Company agreed to employ Mr. Ramadan as President, Chief Executive Officer and Chief Financial Officer for another year ending on December 31, 2008.  For additional information, see “Compensation Discussion and Analysis - Employment/Severance Agreements” below.

Our Company, as part of an employment agreement renewal, amended the change of control agreement with Mr. Ramadan.  See “Compensation Discussion and Analysis – Additional Components of Executive Compensation” above.

Potential Payments upon Termination of Employment or a Change in Control

The following table describes the potential payments to the named executive officer, upon an assumed termination of employment or a change in control as of December 31, 2007:

Payments and Benefits	Voluntary Termination	Termination for Cause	Involuntary Termination Without Cause or Termination by the Executive for Good Reason With a Change in Control	Material Breach of Agreement by Company	Death or Disability

Accrued vacation pay (a)	$3,000	$3,000	$3,000	$3,000	$3,000

Accrued sick pay (b)	9,000	9,000	9,000	9,000	9,000

Severance payments and benefits: (c)

Cash severance (d)			400,000	400,000

Medical and dental benefits (e)			18,000	18,000

Equity awards:

Vested stock options and restricted stock awards (f)	126,000	126,000	126,000	126,000	126,000

Unvested stock options and restricted stock awards (g)			418,000

Total payments and benefits	$138,000	$138,000	$974,000	$556,000	$138,000

(a)   Represents two days of accrued and unused vacation time due to Mr. Ramadan as of December 31, 2007.

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

(d)         Represents Mr. Ramadan’s annual base salary, to be paid in twelve (12) equal payments, commencing on Mr. Ramadan’s pay date closest to the date of termination plus six (6) months and on each monthly Company pay date thereafter.

(e)          Represents the estimated present value cost of providing continued medical and dental coverage to Mr. Ramadan for an assumed a period ending at the earlier of (i) the date he is entitled to receive substantially similar benefits from a subsequent employer, or (ii) 12 months from the employment termination date.  The estimated costs assume the current insurance premiums and other costs for 12 months from December 31, 2007.

(f)            All vested stock options and restricted stock awards are exercisable as set forth in Mr. Ramadan’s employment agreement or the plans under which they were granted, except upon a change in control, in which case, they must be surrendered, or otherwise converted into cash or securities of the acquirer, or exercised as required, or permitted by the terms and conditions of the change in control documents.  The vested stock options would be worth approximately $126,000, based on the December 31, 2007 reported closing price of the Company’s Common Stock of $4.27 per share.

(g)         All unvested stock options and unvested restricted stocks will terminate upon the termination or expiration of the employment agreement except upon a change of control in which case they will vest on the closing date of change of control. The unvested stock options would be worth approximately $98,000, based on the December 31, 2007 reported closing price of the Company’s Common Stock of $4.27 per share, while the restricted stock would be worth approximately $320,000.

Directors’ Compensation

Effective beginning the quarter ended September 30, 2003, non-employee directors’ compensation includes a cash retainer fee of $6,250 per quarter, per member.  In addition, the non-executive chairman of our Board receives an additional $1,250 per quarter, while each chairman of our three Committees receives $625 per quarter.  To recognize the burden and importance of the Audit Committee, effective June 30, 2006, each member of this Committee has been compensated an additional $1,250 per quarter.  In connection with this change, the automatic grant of a non-qualified option to purchase 25 shares of Common Stock on the date following each fiscal quarter in which the director serves was eliminated.  All members of the Board are reimbursed for out-of-pocket expenses in connection with attending Board meetings.  Full-time employee directors of our Company do not receive any fees for board or committee meetings.

The following table sets forth information concerning compensation paid or accrued by our Company to each member of the Board of Directors during the year ended December 31, 2007.  As an employee-director, Mr. Ramadan received no compensation for his board and committee memberships.   His compensation is fully reported in the Summary Compensation Table above.

Name	Fees Earned or Paid in Cash(1)	Stock Awards	Option Awards(2)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Geoffrey B. Baker	$32,500	$—	$—	$—	$—	$—	$32,500

Timothy G. Ewing	$32,500	$—	$—	$—	$—	$—	$32,500

Julio E. Heurtematte, Jr.	$32,500	$—	$—	$—	$—	$—	$32,500

Malcolm M.B. Sterrett	$35,000	$—	$—	$—	$—	$—	$35,000

(1)                                  Includes payment of directors’ fees for service on the board of the Company.  Also includes the payment of fees for attendance at meetings of board committees on which the director serves as well as fees for service as chairman of a board committee.  Pursuant to the Company’s adoption of the Deferred Compensation Plan in June 2006, each director elected to defer a portion of his quarterly retainer, which, for the year ended December 31, 2007, was $2,500 each for Mr. Baker, Mr. Heurtematte and Mr. Sterrett, respectively.  Mr. Ewing deferred his entire quarterly retainer fees, which totaled $32,500 for the same period.

(2)                                  Reflects the amount, if any, expensed in accordance with Statement of Financial Accounting Standards No. 123(R) during fiscal 2007 with respect to the grants of stock options.  Until its termination in June 30, 2006, each non-employee director was granted, on a quarterly basis, non-qualified options to purchase 25 shares of Common Stock, which were fully vested on the dates of grant, and at the closing market price of the date of grant.  For a discussion of the assumptions used to establish the valuation of the stock options, reference is made to Note 10 of the Notes to the Consolidated Financial Statements of the Company included in the Company’s 2007 Annual Report to Stockholders.

Employment/Severance Agreements

On December 31, 2007, our Company extended Mr. Ramadan’s July 1, 2005, two and a half year employment agreement, pursuant to which we agreed to employ him as President, Chief Executive Officer and Chief Financial Officer for a renewable term of one year, ending December 31, 2008, with a current base annual salary of $400,000.  Mr. Ramadan will continue to be eligible to participate in the 2004 Equity Plan and any present or future employee benefit plans, including the 2007 Profit Sharing Plan and the Deferred Compensation Plan. He will also be reimbursed for reasonable travel and out-of-pocket expenses necessarily incurred in the performance of his duties. As provided by Mr. Ramadan’s extended agreement and shown in the “Stock Options” and “Restricted Stock Awards” sections above, he received:  (i) a grant of seven year options to purchase an aggregate total of 175,000 shares of the Company’s Common Stock in allotments of 35,000 shares per annum over a four-year vesting period with increasing exercise prices every six months from $2.80 per share at July 1, 2005 to $4.11 per share at January 1, 2012; and (ii) upon reaching designated earnings per share targets, up to 75,000 shares of restricted Common Stock in 25,000 share allotments.

In the event the employment agreement is terminated without cause, or if he terminates his employment agreement after a change in control for good reason, as defined in the agreement, Mr. Ramadan will receive one year’s salary.  The agreement is also subject to numerous termination provisions in the event of death, disability, discharge for cause, and material breach thereof.  In addition, if our Company terminates the agreement without cause, materially breaches the employment agreement and does not cure such breach, or if Mr. Ramadan terminates the employment agreement after a change in control for good reason, we will continue to provide Mr. Ramadan with his medical insurance benefits then in effect until the date of the earlier of the commencement of his full time employment with another employer, or the first anniversary date of the termination date of the employment agreement.  Further, the employment agreement provided that unless either the Company or Mr. Ramadan notifies the other of its/his intent not to extend the term on or prior to September 30, 2007 or on or prior to each September 30th thereafter, then the term shall be automatically extended for a period of one year to the next December 31st.  Accordingly, the term of Mr. Ramadan’s employment agreement was automatically extended to December 31, 2008.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our Common Stock as of February 29, 2008 (the “Calculation Date”), unless otherwise noted, (a) by each shareholder who is known by the Company to own beneficially more than 5.0% of the outstanding Common Stock, (b) by each director, (c) by each executive officer named in the Summary Compensation Table above and by all executive officers and directors as a group. Unless otherwise noted, each of the shareholders listed in the table or included within a group listed in the table possesses sole voting and investment power with respect to the shares indicated, subject to community property laws where applicable. The business address for each director and officer of our Company is 545 Fifth Avenue, Suite 940, New York, New York 10017.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned (1)	Percentage of Ownership (1)

Value Partners, Ltd. (2)	3,326,679	37.6%
Rami S. Ramadan (3)	433,000	4.7
Julio E. Heurtematte, Jr. (4)	25,171	*
Malcolm M.B. Sterrett (5)	25,171	*
Geoffrey B. Baker (6)	25,131	*
Timothy G. Ewing (7)	3,326,679	37.6
Special Situations Funds (8)	2,081,008	23.5
Wynnefield Funds (9)	1,411,248	16.0
SC Fundamental Funds (10)	588,235	6.6
All directors and the executive officer as a group (5 persons) (11)	3,835,152	41.3%

*	Less than 1%.

(1)   The percentage of outstanding shares is based on 8,846,624 shares outstanding as of February 29, 2008 and, for certain individuals and entities, on reports filed with the SEC or on information provided directly to our Company by such individuals or entities. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from February 29, 2008 upon the exercise of options or warrants. Each beneficial owner’s percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) are exercisable within 60 days from February 29, 2008 have been exercised. Included are shares of Common Stock issuable upon the exercise of options or warrants to purchase the Company’s Common Stock.

(2)   Value Partners, Ltd. is a Texas limited partnership, managed by Ewing & Partners, whose business address is 4514 Cole Avenue, Suite 808, Dallas, Texas 75205.

(3)   Consists of 3,500 shares of Common Stock, 354,500 shares subject to incentive options, granted to Mr. Ramadan, of which 147,000 have vested, and 75,000 shares of restricted stock. (See “Item 10. Executive Compensation.” above)

(4)   Includes 24,029 shares of Common Stock; warrants to purchase 417 shares of Common Stock at an exercise price of $1.00 per share expiring March 31, 2008; 10 shares of Common Stock subject to non-qualified options granted to Mr. Heurtematte under the 1998 Plan at the end of each calendar quarter ended June 30, 1998 through December 31, 1998; 20 shares of Common Stock subject to non-qualified options granted under the 1999 Plan at the end of each calendar quarter ended March 31, 1999 through June 30, 2000; and 25 shares of Common Stock subject to non-qualified options granted under the 1999 Plan at the end of each calendar quarter ended September 30, 2000 through June 30, 2006, all of which were fully vested on the dates of grant. Effective the quarter ended September 30, 2006, as part of Mr. Heurtematte’s participation in the Company’s Deferred Compensation Plan, quarterly option grants were terminated for members of the Board of Directors in lieu of a nominal increase in the annual retainer, of which a minimum of 25% is allocated to the Deferred Compensation Plan.

(5)   Includes 24,029 shares of Common Stock; warrants to purchase 417 shares of Common Stock at an exercise price of $1.00 per share expiring March 31, 2008; 10 shares of Common Stock subject to non-qualified options granted to Mr. Sterrett under the 1998 Plan at the end of each calendar quarter ended June 30, 1998 through December 31, 1998; 20 shares of Common Stock, subject to non-qualified options, granted under the 1999 Plan at the end of each calendar quarter ended since March 31, 1999 through June 30, 2000; and 25 shares of Common Stock subject to non-qualified options granted under the 1999 Plan at the end of each calendar quarter ended September 30, 2000 through June 30, 2006, all of which were fully vested on the dates of grant.  Effective the quarter ended September 30, 2006, as part of Mr. Sterrett’s participation in the Company’s Deferred Compensation Plan, quarterly option grants were terminated for members of the Board of Directors in lieu of a nominal increase in the annual retainer, of which a minimum of 25% is allocated to the Deferred Compensation Plan.

(6)   Includes 24,029 shares of Common Stock; warrants to purchase 417 shares of Common Stock at an exercise price of $1.00 per share expiring March 31, 2008; 10 shares of Common Stock subject to non-qualified options granted to Mr. Baker under the 1993 Incentive Stock Option Plan at December 31, 1998, 20 shares of Common Stock, subject to non-qualified options, granted under the 1999 Director Plan for the calendar quarter ended March 31, 1999; 20 shares of Common Stock subject to non-qualified options granted under the 1999 Director Plan at the end of each quarter ended since September 31, 1999 through June 30, 2000; and 25 shares of Common Stock subject to non-qualified options granted under the 1999 Director Plan at the end of each calendar quarter ended September 30, 2000 through June 30, 2006, all of which were fully vested on the dates of grant.  Effective the quarter ended September 30, 2006, as part of Mr. Baker’s participation in the Company’s Deferred Compensation Plan, quarterly option grants were terminated for members of the Board of Directors in lieu of a nominal increase in the annual retainer, of which a minimum of 25% is allocated to the Deferred Compensation Plan.

(7)   Mr. Timothy G. Ewing is the managing partner of Ewing & Partners, which manages Value Partners, Ltd.  His beneficial ownership includes 3,326,679 shares of Common Stock, held by Value Partners, Ltd. (See also Note (2) above).  Effective the quarter ended September 30, 2006, as part of Mr. Ewing’s participation in the Company’s Deferred Compensation Plan, quarterly option grants were terminated for members of the Board of Directors in lieu of a nominal increase in the annual retainer, of which a minimum of 25% is allocated to the Deferred Compensation Plan.  Mr. Ewing elected to defer his entire retainer in 2007.

(8)   AWM Investment Company, Inc. (“AWM”), whose address is 527 Madison Avenue, Suite 2600, New York, New York 10022, is the general partner of and investment adviser to the Special Situations Cayman Fund, L.P. (“SSCF”) and the investment adviser to the Special Situations Private Equity Fund, L.P. (“SSPEF”)  Austin W. Marxe and David M. Greenhouse are the principal owners of AWM.  Through their control of AWM, Messrs. Marxe and Greenhouse share voting and investment control over the portfolio securities of SSCF and SSPEF (collectively referred to as “Special Situations Funds”).  SSPEF beneficially owns 1,192,908 shares of Common Stock, of which 1,114,500 were from their participation in the Company’s Two Capital Raises, while SSCF beneficially owns 888,100 shares of Common Stock, of which 886,100 were acquired in the same raises.

(9)   Wynnefield Small Cap Value Offshore Fund, Ltd., Wynnefield Partners Small Cap Value LP and Wynnefield Partners Small Cap Value LP I (collectively referred to as “Wynnefield Funds”), all managed by Wynnefield Capital, Inc., a private investment firm, whose address is 450 Seventh Avenue, Suite 509, New York, New York 10123, directly beneficially owns 1,411,248 shares of the Company’s Common Stock, of which 1,335,353 were from its participation in TWC’s Two Capital Raises.  Wynnefield Small Cap Value Offshore Fund, Ltd. beneficially owns 1,088,248 shares of Common Stock; Wynnefield Partners Small Cap Value LP beneficially owns 148,000 shares of Common Stock; and Wynnefield Partners Small Cap Value LP I beneficially owns 175,000 shares of Common Stock.

(10) SC Fundamental Value Funds LP (“SCFVF”) and SC Fundamental Value BVI, Ltd (“SCFVBVI”), collectively referred to as SC Fundamental Value Funds, whose address is 747 Third Avenue, 27th floor, New York, New York 10017, were participants in the $4.75 million Capital Raise.  SCFVF is managed by SC Fundamental LLC, as general partner, and beneficially owns 335,295 shares of Common Stock, while SCFVBVI is managed by SC BVI Partners, as investment advisor, and beneficially owns 252,940 shares of Common Stock.

(11)    See Notes (3), (4), (5), (6) and (7) above.

Subsequent Event

On January 31, 2008, U.S. Bancorp Investments, Inc., one of our shareholders, exercised a portion of its series C, $1.00 exercise price warrants for 5,754 shares of the Company’s Common Stock.  We received $5,754 in cash, which will be reflected as an increase to additional paid-in capital.

Item 12.  Certain Relationships and Related Transactions, and Director Independence.

Related interest expense to Value Partners, Ltd., an approximate 38% owner of our issued and outstanding Common Stock as of December 31, 2007, was approximately $0 and $9,000 for the years ended December 31, 2007 and 2006, respectively.

During the year ended December 31, 2007, we utilized the services of an attorney who is the brother of the Company’s former managing director of Czech operations.  Fees paid to the attorney in 2007 and 2006 totaled approximately $7,000 and $17,000, respectively.  We have not used said attorney’s services since January 2007.

Item 13.  Exhibits.

(a)             Exhibits

Reference is made to the Exhibit Index hereinafter contained.

A copy of any exhibits listed or referred to herein will be furnished at a reasonable cost to any person who was a shareholder of our Company as of February 29, 2008, upon written request from any such person. Requests should be sent to: Rami S. Ramadan, President, Chief Executive Officer and Chief Financial Officer, Trans World Corporation, 545 Fifth Avenue, Suite 940, New York, New York 10017.

Item 14.  Principal Accountant Fees and Services.

Rothstein, Kass & Co., P.C. our principal independent accountants, provided audit and non-audit services to the Company in 2007 and 2006, which are described below. We have been advised by Rothstein, Kass & Co., P.C., that neither that firm nor any of its associates has any relationship with our Company or its subsidiaries other than the usual relationship that exists between independent accountants and clients.

All audit, audit-related and tax services were pre-approved by our Audit Committee, which concluded that the provision of such services by Rothstein, Kass & Co., P.C. was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.  Our Audit Committee’s Charter provides for pre-approval of specifically described audit, audit-related and tax services by the Committee on an annual basis.  Individual engagements that are anticipated to exceed pre-established thresholds will be considered on a case by case basis.

The following table shows the fees that were billed to the Company by Rothstein, Kass & Co., P.C. for professional services rendered for the fiscal years ended December 31, 2007 and December 31, 2006.

Fee Category	2007	2006
Audit Fees	161,000	154,000

Audit-related Fees		4,000

Tax Fees	32,000	33,000

All Other Fees

Total Fees	193,000	191,000

Audit Fees.  This category includes fees for the audit of the Corporation’s annual financial statements, review of financial statements included in the Corporation’s quarterly reports on Form 10-Q and services that are normally provided by Rothstein, Kass & Co., P.C. in connection with statutory and regulatory filings or engagements.

Audit-Related Fees.  This category includes fees for assurance and related services that are reasonably related to the performance of the audit or review of the Corporation’s financial statements and are not included above under “Audit Fees.”

Tax Fees.  This category includes fees for tax compliance, tax advice, and tax planning.  These services include tax return preparation, expatriate tax services and international VAT tax planning.

All Other Fees.  This category includes all other fees not included in the above three categories.

TRANS WORLD CORPORATION
EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED DECEMBER 31, 2007

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

Incorporated by reference to Appendix E contained in the Proxy Statement for the 2004 Annual Meeting and from the discussion contained at page 12-14 of the proxy statement for the 2005 Annual Meeting, at page 14-15 of the proxy statement for the 2006 Annual Meeting, and at page 14-15 of the proxy statement for the 2007 Annual Meeting (File No. 0-25244).

10.18	Renewal and Amendment of Employment Agreement between the Company and Rami S. Ramadan, Effective as of July 1, 2005	Incorporated by reference to Exhibit 10.18 contained in the Form 10-KSB filed on March 17, 2006 (File No. 0-25244).

21.0	Subsidiaries	Filed herewith.

31.0	Section 302 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith.

32.0	Section 906 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the Issuer has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS WORLD CORPORATION
(registrant)

Dated: March 11, 2008
	By:	/s/ Rami S. Ramadan
Rami S. Ramadan
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Issuer on March 11, 2008 in the capacities indicated.

Signature and Title

/s/ Rami S. Ramadan
Director

/s/ Geoffrey B. Baker
Director

/s/ Timothy G. Ewing
Director

/s/ Julio E. Heurtematte, Jr.
Director

/s/ Malcolm M.B. Sterrett
Director