Form 10-Q
period 2008-03-31
TRANS WORLD CORP
filed 2008-05-05
CIK 914577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒          NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐          NO  ☒

The number of outstanding shares of the registrant’s common stock as of May 2, 2008 was 8,846,624.

TRANS WORLD CORPORATION AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2008

INDEX

PART 1 – FINANCIAL INFORMATION

ITEM 1.                       CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2008 and December 31, 2007

(in thousands, except for share data)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$7,868	$8,315
Prepaid expenses	376	437
Notes receivable, current portion	1,191	969
Other current assets	442	247

Total current assets	9,877	9,968

PROPERTY AND EQUIPMENT, less accumulated depreciation of of $7,867 and $6,663, as of March 31, 2008 and December 31, 2007, respectively	27,266	23,747

OTHER ASSETS:
Goodwill	7,550	6,696
Notes receivable, less current portion	471	551
Deposits and other assets	2,444	2,126

Total other assets	10,465	9,373

	$47,608	$43,088

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$662	$884
Interest payable	165	78
Czech tax accrual	2,184	3,381
Accrued expenses and other current liabilities	2,133	1,610

Total current liabilities	5,144	5,953

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	7,776	6,661
Other liabilities	452	455

Total long-term liabilities	8,228	7,116

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 4,000,000 shares authorized, none issued
Common stock, $.001 par value, 9,500,000 shares authorized, 8,846,624 and 8,840,870 shares, issued and outstanding, respectively	9	9
Additional paid-in capital	51,183	51,147
Accumulated other comprehensive income	13,544	9,953
Accumulated deficit	(30,500)	(31,090)

Total stockholders’ equity	34,236	30,019

	$47,608	$43,088

See accompanying notes to condensed consolidated interim financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

Three Months Ended March 31, 2008 and 2007

(in thousands, except for share data)

	Three Months Ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)

REVENUES	$9,292	$6,984

COSTS AND EXPENSES:
Cost of revenues	5,203	3,804
Depreciation and amortization	392	310
Selling, general and administrative	2,985	2,402
	8,580	6,516

INCOME FROM OPERATIONS	712	468

OTHER EXPENSE:
Interest expense, net	(122)	(73)

NET INCOME	590	395

Other comprehensive income (loss), foreign currencytranslation adjustments, net of tax	3,591	(256)

COMPREHENSIVE INCOME	$4,181	$139

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	8,844,727	7,840,870
Diluted	8,891,130	7,873,735

EARNINGS PER COMMON SHARE:
Basic	$0.07	$0.05
Diluted	$0.07	$0.05

See accompanying notes to condensed consolidated interim financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2008 and 2007

(in thousands)

	Three Months Ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$590	$395
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	392	310
Stock-based compensation expense	38	45
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	498	83
Deposits and other assets	(534)	334
Accounts payable	(339)	(466)
Interest payable	39	36
Czech tax accrual	(1,528)	(687)
Accrued expenses and other current liabilities	327	190
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(517)	240

CASH FLOWS FROM INVESTING ACTIVITIES:
Renovation and purchases of property and equipment	(878)	(605)
Repayment on notes receivable	141
Additional issuance of notes receivable		(211)
NET CASH USED IN INVESTING ACTIVITIES	(737)	(816)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrants exercise	5
Payments of long-term debt		(164)
Payments of financing costs	(8)
NET CASH USED IN FINANCING ACTIVITIES	(3)	(164)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	810	(160)

NET DECREASE IN CASH	(447)	(900)

CASH:
Beginning of period	8,315	3,266

End of period	$7,868	$2,366

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$108	$38

See accompanying notes to condensed consolidated interim financial statements

 TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(in thousands, except for share data)

1.              Basis of Presentation and Consolidation.

The accompanying unaudited condensed consolidated interim financial statements of Trans World Corporation and Subsidiaries (collectively, the “Company,” “TWC,” “we,” “our” or “us”) as of March 31, 2008 and December 31, 2007 and for the three months ended March 31, 2008 and 2007 reflect all adjustments of a normal and recurring nature to fairly present the consolidated financial position, results of operations and cash flows for the interim periods. The financial statements of all foreign subsidiaries consolidated herein have been converted in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for financial presentation purposes. All significant intercompany transactions and account balances have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements have been prepared by the Company according to the instructions of Form 10-Q and pursuant to the U.S. Securities and Exchange Commission’s (“SEC”) accounting and reporting requirements under Regulations S-X and S-K. Pursuant to these instructions, certain financial information and footnote disclosures normally included in such consolidated financial statements have been condensed or omitted.

These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis or plan of operations, contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007. The results of operations for the three ended March 31, 2008 are not necessarily indicative of the results that may occur for the year ending December 31, 2008.

The condensed consolidated balance sheet as of December 31, 2007 was derived from the Company’s audited financial statements but does not include all disclosures required by US GAAP.

2.              Commitments and Contingencies.

Lease Obligations - The Company is obligated under several operating leases expiring through 2011. Future aggregate minimum annual rental payments under all of these leases for the next three years are as follows:

Year ending March 31,
2009	$105
2010	$109
2011	$28

Rent expense under these operating leases was approximately $97 and $97 for the years ended December 31, 2007 and 2006, respectively.

The Company is also obligated under certain five-year, slot equipment operating leases, the projected costs of which are not included in the table above due to fluctuating inventory, expiring in 2011 and 2012, which provide for a monthly fixed rental fee per slot machine, and an option for replacement to different/newer machine during the term of the lease. In the first quarter of 2008, the Company’s slot lease expenses were approximately $578 versus $450 in the comparable period in 2007, as a result of a net addition of 20 slot machines in 2008.

Employment Agreements - The Company entered into a 2.5 year employment agreement with its Chief Executive Officer (“CEO”), Mr. Rami S. Ramadan, in 2005, which provides for annual compensation, plus participation in future benefit programs and stock options plans. Effective April 1, 2008, Mr. Ramadan’s annual salary was increased to $450 from $400, as recommended by our Compensation Committee and approved by our Board of Directors. As of March 31, 2008, only $337.5 of annual compensation, payable in 2008, remains under said employment agreement, excluding any bonus awards that may be granted in 2008.

Pursuant to this renewal of the employment agreement with Mr. Ramadan in July 2005, he received a grant of seven-year options to purchase an aggregate total of 175,000 shares of the Company’s Common Stock in allotments of 35,000 shares per annum over a four-year vesting period. These options, of which 105,000 have vested, are exercisable at prices, depending on point in time, ranging from $2.80 per share on July 1, 2005 to $4.11 per share on January 1, 2012. No vested options have been exercised by Mr. Ramadan as of December 31, 2007. Also pursuant to this July 2005 employment agreement, upon reaching designated earnings per share targets, Mr. Ramadan will be granted 75,000 restricted shares of the Company’s Common Stock in 25,000 allotments. None of the restricted shares have been vested to date.

On February 4, 2007, Mr. Ramadan was granted seven year options to purchase 50,000 shares of Common Stock, of which options to purchase 12,500 shares vested immediately, and the balance will vest in three equal parts, over a three-year vesting period, on the anniversary of the date of grant. The exercise price of these options was set at $3.75 per share, the closing price on the date of grant.

Further, on October 23, 2007, pursuant to the Company’s 2004 Equity Incentive Plan, Mr. Ramadan was granted seven year options to purchase 125,000 shares of Common Stock, with options to purchase 25,000 shares that vested immediately, and the balance to be vested in four equal parts, over a four-year vesting period, on the anniversary of the date of grant. The exercise price of all these options, vested and unvested, is set at $4.85 per share, the closing stock price on October 23, 2007, and will escalate at 4.2% per annum.

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

Legal Proceedings - We are often subject to various contingencies, the resolutions of which, our management believes will not have a material adverse effect on our consolidated financial position or results of operations. We are not involved in any material legal proceeding nor were we involved in any material litigation during the quarter ended March 31, 2008, or through the date of this filing.

3.              Liquidity.

As of March 31, 2008, the Company had a working capital surplus of approximately $4,732, an $717 improvement over a working capital surplus of $4,015 at December 31, 2007. This was due primarily from strong earnings achieved by its two largest casinos: Route 55 and Route 59.

The Company believes that its cash resources at March 31, 2008, in addition to the anticipated cash to be provided by existing operations, will be sufficient to fund its activities for the next twelve months.

Further, as a complement to its gaming operations, the Company’s construction of the Savannah Hotel, a 77-room, four-star hotel, the first for the Company, is due to open in the winter of 2008-2009. The hotel will be connected to its Route 59 casino with the joint facility’s main restaurant linking the two buildings. The hotel is expected to contribute incremental cash and ultimately enhance the Company’s overall results. There can be no assurances that management’s projections will be realized.

4.              Summary of Selected Significant Accounting Policies.

(a)          Revenue Recognition - The Company complies with the SEC’s Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements, as amended by SAB 104.” Casino revenue is defined as the net win from gaming activities, which is the difference between gaming wagers and the amount paid out to patrons, and is recognized on the day it is earned.

Revenues generated from ancillary services, including sales of food, beverage, cigarettes, and casino logo merchandise are recognized at the time the related services are performed and represent less than three percent of total revenues.

(b)         Earnings per share - The Company complies with accounting and disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” Basic earnings (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share incorporate the dilutive effect of common stock equivalents on an average basis during the period. The Company’s common stock equivalents currently include only stock options, as all outstanding warrants have expired on March 31, 2008. Thus, unexercised stock options to purchase 429,135 as of March 31, 2008 and unexercised stock options and warrants to purchase 311,117 shares of common stock as of March 31, 2007 were included in the computation of diluted earnings per common share, if such unexercised warrants and stock options were “in-the-money” and vested.

(c)          Goodwill - Goodwill represents the excess of the cost of the Company’s Czech subsidiaries over the fair value of their net assets at the date of acquisition, which consists of only the Ceska and Rozvadov casinos. Under SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. The impairment assessment requires the Company to compare the fair value of its Czech Republic “reporting unit,” which is comprised of its Ceska and Rozvadov casinos, and the Company’s reporting unit as defined under SFAS No. 142, to its carrying value (the net equity of the Company) to determine whether there is an indication that an impairment exists. The fair value of the Czech Republic reporting unit is determined through a combination of recent appraisals of the Company’s real property and a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”), which was based on the Company’s experience and data from independent, third parties. As required by SFAS No. 142, the Company performed the periodic fair-value based testing of the carrying value of goodwill related to its Czech Republic reporting unit, during the second quarter of 2007 and determined that goodwill was not impaired. There were no indicators of impairment present during the interim periods, therefore we determined that there was no impairment of goodwill at March 31, 2008. The Company will perform our required annual assessment of goodwill at June 30, 2008.

(d)         Foreign currency translation - The Company complies with SFAS No. 52, “Foreign Currency Translation,” which states that for foreign subsidiaries whose functional currency is the local foreign currency, balance sheet accounts and cash flows are translated at exchange rates in effect at the end of each reporting period and resulting translation adjustments are included in “accumulated other comprehensive income.” Statement of operations accounts are translated by applying monthly averages of daily exchange rates on the respective monthly local Czech statement of operations accounts for the period.

The impact of foreign currency translation on goodwill is presented below:

	Applicable
	Foreign Exchange
As of March 31, 2008 (in thousands, except FX)	Rate (“FX”) (2)	Goodwill		Method

Residual balance, as of January 1, 2003 (in USD) (1)		USD	3,579	(A)

USD residual balance (A), translated at June 30, 1998 (date of acquisition), at FX rate of: (ie. 2003 CZK Balance)	33.8830	CZK	121,267

2003 CZK balance, translated to USD:
At March 31, 2008 at FX of:	16.0620	USD	7,550	(B)

Net increase (step-up) to Goodwill (adjustment made to Translation Adjustment in consolidation):			3,971	(B-A)

Increase to Goodwill is booked as follows:
Step-up for the year ended December 31, 2003 at avg. FX of	28.2170	USD	1,080
Step-up for the year ended December 31, 2004 at avg. FX of	25.7251	USD	765
(Step-down) for the year ended December 31, 2005 at avg. FX of	23.9905	USD	(482)
Step-up for the year ended December 31, 2006 at avg. FX of	22.6253	USD	873
Step-up for the year ended December 31, 2007 at avg. FX of	20.3285	USD	881
Step-up for the quarter ended March 31, 2008 at avg. FX of	17.1189	USD	854
			3,971

(1)

Goodwill was amortized over 15 years until the Company started to comply with SFAS No. 142. This balance represents the remaining, unamortized goodwill, after an impairment charge taken prior to January 1, 2003.

(2)	FX (interbank) rates taken from Oanda.com.

(e)  Stock-based compensation - The Company complies with the accounting and reporting requirements of SFAS No. 123R, “Share-Based Payment.”  SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25 (“APB No. 25”). Among other items, SFAS No. 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the fair value of those awards as of the vested date in the financial statements. The effective date of SFAS No. 123R for the Company was the first quarter of 2006. SFAS No. 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments vested after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permit entities to restate financial statements of previous periods, either for all prior periods presented or to the beginning of the fiscal year in which the statement is adopted, based on previous pro forma disclosures made in accordance with SFAS No. 123. Accordingly, the Company has adopted the modified prospective method of recognition, and began applying the valuation and other criteria to stock options granted beginning January 1, 2006.  The Company is recognizing expense for the unvested portion of previously issued grants based on the valuation and attribution methods used previously to calculate the pro forma disclosures.  The Company did not recognize expense for employee stock options prior to January 1, 2006.

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

(f)            Comprehensive income – The Company complies with SFAS No. 130, “Reporting Comprehensive Income.”  SFAS No. 130 establishes rules for reporting and display of comprehensive income (loss) and its components.  SFAS No. 130 requires the Company’s change in the foreign currency translation adjustments to be included in other comprehensive income (loss).

(g)         Income taxes – The Company complies with SFAS No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed for differences between the financial statement and the tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.  In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 creates a single accounting and disclosure model for uncertain tax positions, provides guidance on the minimum threshold that a tax uncertainty is required to meet before it can be recognized in the financial statements and applies to all tax positions taken by a company, both those deemed to be routine as well as those for which there may be a high degree of uncertainty.

(h)         Recently adopted accounting pronouncements - In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This Standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It applies to other accounting pronouncements where the FASB requires or permits fair value measurements but does not require any new fair value measurements. In February 2008, FASB issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted SFAS 157 for financial assets and liabilities on January 1, 2008. It did not have any impact on the Company’s results of operations or financial position and did not result in any additional disclosures. The Company is in the process of evaluating the effect, if any, the adoption of FSP No. 157-2 will have on its consolidated results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 155” (“SFAS 159”). This statement permits entities to choose to measure selected assets and liabilities at fair value. The Company adopted SFAS 159 on January 1, 2008 resulting in no impact to the Company’s consolidated financial condition, results of operations or cash flows.

(i)             New accounting pronouncements - In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141R”). FAS 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the fair value of identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date. FAS 141R determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of adopting FAS 141R on our consolidated results of operations and financial condition and plan to adopt it as required in the first quarter of fiscal 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”), an amendment of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”).  FAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. This pronouncement is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of adopting FAS 160 on our consolidated results of operations and financial condition and plan to adopt it as required in the first quarter of fiscal 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”).  FAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of the guidance is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS 161 is effective for fiscal years beginning after November 15, 2008. Management is currently evaluating the impact FAS 161 will have on the Company’s consolidated financial statements.

In December 2007, the SEC issued SAB No. 110, “Share-Based Payment” (“SAB 110”). SAB 110 establishes the continued use of the simplified method for estimating the expected term of equity based compensation.  The simplified method was intended to be eliminated for any equity based compensation arrangements granted after December 31, 2007.  SAB 110 is being published to help companies that may not have adequate exercise history to estimate expected terms for future grants. The Company does not expect the adoption of SAB 110 to have a material effect on its consolidated financial statements.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Nature of Business and Competition

We are engaged in the acquisition, development and management of niche casino operations in Europe, which feature gaming tables and mechanized gaming devices, such as video slot machines, as well as the acquisition, development and eventual management of small to midsize hotels, which may include casino facilities.  Our planned expansion into the hotel industry is founded on management’s belief that hotels in the small to midsize boutique class are complementary to our casino brand, that opportunities in one of these two industries often lead to, or are tied to, opportunities in the other industry, and that a more diversified portfolio of assets will give us greater stability and make us more attractive to potential investors.  Further, several of our top management executives have extensive experience in the hotel industry.

Currently, we own and operate four casinos in the Czech Republic (“CZ”), and manage, under a 10-year management contract, a casino and nightclub in Croatia.  The Croatian casino and adjoining nightclub (collectively known as the “Grand Casino Lav”), is located in the Le Meridien Lav resort in Podstrana, near Split, Croatia.  The Grand Casino Lav’s revenues and expenses are recognized on the owner’s books, while we derive only management fees income from the performance results of the Grand Casino Lav, which are recognized in our consolidated financial statements.  The Grand Casino Lav currently has two competitors.  With respect to our Czech casinos, two of them are located in the western part of the CZ, close to the border of Germany.  The larger of the two, located in Ceska Kubice (“Ceska”), currently has four competitors. The smaller one is located in the town of Rozvadov (“Rozvadov”), and currently has one competitor.  The other two Czech casinos are located in the southern part of the CZ, close to the Austrian border.  The larger of these two, “Route 55,” located in Dolni Dvoriste, has two competitors.  The other casino, “Route 59,” which recently underwent a major building expansion and renovation, is located in Hate, near Znojmo, and currently has two competitors. Our 77-room, four-star hotel, Savannah, which is under construction, will be connected to our Route 59 casino with the joint facility’s main restaurant linking the two buildings. Hotel Savannah is set to open in winter of 2008-2009.

Exchange Rates

Due to the fact that the Company’s operations are located in Europe, TWC’s financial results are subject to the influence of fluctuations in foreign currency exchange rates. We do not hedge our foreign currency holdings.

The actual 2008 and 2007 operating results in local currency for the Czech casino units were converted to US Dollars (“USD”) using the average of the daily exchange rates of each month in the reporting periods, which are depicted in the following table.  As all of the Grand Casino Lav’s operating results, including revenues and expenses, are recognized on the owner’s books, the foreign currency exchange impact is limited to only our earned management fees income, which were non-material to our consolidated financial results, for the quarter ended March 31, 2008.

For one (1) USD equivalent:

	Average Koruna (CZK)
Period	2008	2007
March	16.3179	21.4332
February	17.3046	21.6468
January	17.7461	21.2256

The consolidated balance sheet totals of the Company’s foreign subsidiaries at March 31, 2008 and December 31, 2007 were converted to USDs using the interbank exchange rates, which are depicted in the following table:

As of	USD	CZK
March 31, 2008	1.00	16.0620
December 31, 2007	1.00	18.1103

Critical Accounting Policies

The discussion and analysis of our consolidated financial condition and results of operations are based upon our condensed financial statements. These condensed financial statements have been prepared following the requirements of accounting principles generally accepted in the United States (“GAAP”) and Article 10 of Regulation S-X for interim periods and require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to potential impairment of goodwill and share-based compensation expense. As these are condensed consolidated financial statements, one should also read expanded information about our critical accounting policies and estimates provided in Item 6, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-KSB for the year ended December 31, 2007. There have been no material changes to our critical accounting policies and estimates from the information provided in our Form 10-KSB for the year ended December 31, 2007.

Performance Measures and Indicators

In discussing the consolidated results of operations, we may use or refer to performance measures and indicators that are common to the gaming industry, such as: (i) total drop, the dollar value of gaming chips purchased in a given period; (ii) drop per head (“DpH”), the per guest average dollar value of gaming chips purchased; (iii) our net win, the difference between gaming wagers and the amount paid out to patrons; and (iv) our win percentage (“WP”), the ratio of net win over total drop.  These measures are “non-GAAP financial measures.”

Review of the Condensed Consolidated Interim Results of the Company:

Three Months Ended March 31, 2008 and 2007:

The changes in the unaudited condensed consolidated results of the Company for the three months ended March 31, 2008 versus the results for the three months ended March 31, 2007 are depicted in the following table:

	Three Months Ended		Three Months Ended
(in thousands)	3/31/2007 (Unaudited)	Change	3/31/2008 (Unaudited)

Net income	$395
Revenues		$2,308
Cost of revenues		(1,399)
Depreciation and amortization		(82)
Selling, general and administrative		(583)
Interest expense, net		(49)
Net income		$195	$590

For the quarter ended March 31, 2008, our total revenue increased 33.0%, or $2.3 million, on total revenues of approximately $9.3 million versus approximately $7.0 million for the comparable quarter in 2007.  The revenue improvement was due to higher attendance at our Czech casinos, and, more significantly, to growing slot revenues, which represented 41.1% of total revenues versus 37.2% for the same quarter in 2007.  Grand Casino Lav management fees added $46,000 in the first quarter of 2008.

Our cost of revenues increased by approximately $1.4 million, or 36.8%, largely as a result of volume-driven labor costs, gaming taxes and higher amenity costs.  For the quarter ended March 31, 2008 versus the same quarter in 2007, slot rent expenses were approximately $578,000 versus $450,000, respectively, an increase of 28.4%, due to the net addition of 20 more slot machines during this period.

Our depreciation expense increase of $82,000, or 26.5%, was due primarily to the added asset value from the extension and renovation work at Route 59.

Our selling, general and administrative cost increase of $583,000, or 24.3%, in the first quarter of 2008 versus the same quarter in 2007 was due primarily to the negative impact of foreign currency exchange in transactions between the EUR and the CZK and to higher payroll-related expenses.

Net interest expense increase of $49,000, or 671% was due to the interest payments on the drawn balance of our Commerzbank credit facility.

As a result of the above, we achieved a 49.4% net income improvement, or $195,000, for the three months ended March 31, 2008 versus the results for the same three months in 2007.

Our Facilities:

Our casinos each offer a restaurant and a full bar, and in the larger units, lounge areas and multiple bars.

Ceska

Our Ceska casino, which has a 1920’s Chicago Prohibition Period theme, currently has 15 gaming tables, including seven card tables and eight roulette tables.  Through 2007, Ceska added, in aggregate, 14 new video slot machines, bringing the total to the current 66.

Rozvadov

Our Rozvadov casino, which has a South Pacific theme, currently operates 10 gaming tables, including five card tables and five roulette tables, and 30 video slot machines.

Route 59

Route 59 currently includes 21 gaming tables, which consist of 12 card tables, eight roulette tables, and a Slingshot multi-win roulette table.  In 2007, the casino added 32 new video slot machines, bringing the total to 102 for the year ended December 31, 2007.  As a result of the recent expansion and renovation projects, the unit has begun to show notable operational improvements.

Route 55

Route 55, our largest casino, features a Miami Beach “Streamline Moderne” style, reminiscent of Miami Beach in the early 1950’s.  The two-story casino offers 23 tables, including 12 card tables, 10 roulette tables, a Slingshot multi-win roulette, and 120 video slot machines, 20 of which were added in 2007.  On the mezzanine level, the casino offers a full-service, Italian restaurant, an open buffet area, a VIP lounge, and a VIP gaming room equipped with four gaming tables, which are included in the 23 table count.

Grand Casino Lav

The Grand Casino Lav currently has 15 gaming tables, including six roulette tables, nine card tables, two of which are in the VIP dedicated area, 60 video slot machines, a mezzanine bar with a panoramic view overlooking the gaming floor, and a full-service nightclub.

Sales and Marketing

We utilize a wide range of media marketing and promotional programs in an effort to differentiate our product from the competitors and to secure and enhance our competitive position in the respective markets being served.  With respect to our Czech casinos, we aggressively target key cities for our media campaigns, most notably Vienna and Linz in Austria and Regensburg in Germany, as well as the areas surrounding these cities, all of which are within driving range of our casinos.  For our Croatian unit, we focus our marketing programs toward Le Meridien Lav hotel guests, as well as guests in surrounding hotels.  In addition, marketing efforts are targeted on Split, the second largest city in Croatia, as well as certain key foreign markets, such as Italy and other neighboring countries.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2008, we had a working capital surplus of approximately $4,732, an $717 improvement over a working capital surplus of $4,015 at December 31, 2007.  This was due primarily from strong earnings achieved by our two largest casinos: Route 55 and Route 59.

We believe that our cash resources at March 31, 2008, in addition to the anticipated cash to be provided by existing operations, will be sufficient to fund our activities for the next twelve months.

Further, as a complement to our gaming operations, the Company’s construction of the Savannah Hotel, a 77-room, four-star hotel, the first for us, is due to open in the winter of 2008-2009.  The hotel will be connected to the Route 59 casino with the joint facility’s main restaurant linking the two buildings.  The hotel is expected to contribute incremental cash and ultimately enhance our overall results.  There can be no assurances that our Company management’s projections will be realized.

We are obligated under various contractual commitments over the next three years.  We have no off-balance sheet arrangements.  The following is a five-year summary of our commitments as of March 31, 2008:

(in thousands)		Less than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
Long-term, unsecured debt, U.S.	$1,550	$—	$1,550	$—	$—
Long-term, secured debt, foreign	6,275	49	6,226
Operating leases	864	449	415
Employment agreements	338	338
Total contractual obligations	$9,027	$836	$8,191	$—	$—

PLAN OF OPERATIONS

We will continue to develop marketing and operational strategies designed to increase attendance and revenues at our existing locations in the Czech Republic, while striving to minimize costs, through cost-sharing alliances with non-competing businesses such as food and beverage vendors, where advantageous.  We will also employ this formula at the Grand Casino Lav, our latest addition, in an effort to build a solid customer base from the local and regional markets.  Further, we will place additional focus on developing marketing strategies that will specifically target the significant summer tourist market in that region.

Ceska

For the three months ended March 31, 2008, our Ceska casino experienced a robust 67% increase in its slot revenues, while live games revenue was flat, when compared to the same period in 2007.  The improvement was largely due to the increasing popularity of slot games over live games.

Rozvadov

Rozvadov’s total revenue for the first three months of 2008 was flat to the same period last year, despite a 12% drop in attendance for the same period, due to a stronger DpH.  The unit continues to emphasize better customer service and promotional games to boost business.

Route 59

Route 59 posted a 37% attendance improvement in the first quarter of 2008 versus the same quarter in 2007, primarily due to its expanded and improved facility.  Revenues were up 25%, as both live games and slot games outperformed 2007’s levels.   The unit is expected to continue to reap the benefits of the Vienna marketing campaign, which was launched in the last part of 2007.  We anticipate the soon-to-be-completed hotel, Savannah, to further boost business for the unit and provide complementary services to our commuting players.

Route 55

For the quarter ended March 31, 2008, Route 55 achieved a 50% total revenue improvement on a 13% attendance increase over the comparable period in 2007.  Promotional events and generous guest amenities remain a popular draw to players.

Grand Casino Lav

The casino is mainly focused on establishing its market, targeting hotel guests and gamblers in the city of Split.   Local management is working to design and launch marketing campaigns targeting neighboring countries, in the hope of supplementing the local business volume.

Long Range Objective

Our operations are all in the gaming industry.  Consequently, our senior corporate management, several of whom have extensive experience in the hotel industry, are exploring ways to expand the Company’s operations through the acquisition and/or development of new, complementary non-gaming business units (such as hotels), while continuing to grow the Company’s existing operations.  We will also seek to manage business units that complement our existing operations, while acquisitions will be based on evaluations of the potential returns of projects that arise and, for certain projects, the availability of financing.

Note on Forward-Looking Information

This Form 10-Q contains certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by the use in those statements of terminology such as “may,” “will,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” or “continue,” or the negative of such terms or other comparable terminology. The forward-looking statements included in this Form 10-Q address activities, events or developments that we expect or anticipate will or may occur in the future.

Although we believe the expectations expressed in the forward-looking statements included in this Form 10-Q are based on reasonable assumptions within the bounds of our knowledge of our business at the time the statements are made, a number of factors outside of our control could cause actual results to differ materially from those expressed in any of the forward-looking statements included in this Form 10-Q. Any one or a combination of these factors could materially affect our financial performance, business strategy, business operations, plans, goals and objectives. These factors include but are not limited to:

•	the market’s acceptance of our gaming offerings;

•	our ability to increase attendance and drop-per-head, control expenses and maintain profitability;

•	the effect of competition in our markets;

•	our ability to acquire or develop new casinos or hotels and have them operate profitably;

•	our ability to obtain required regulatory approvals and comply with applicable regulatory requirements;

•	our ability to attract and retain experienced management;

•	our ability to manage fluctuations of currencies in which we receive revenue or incur expenses; and,

•	other factors described in our Form 10-KSB for the year ended December 31, 2007 under the heading “Our Plan of Operations and Important Factors to Consider.”

Forward-looking statements that we make or that are made by others on our behalf are based on a knowledge of our business and the environment in which we operate, but because of the factors listed above, actual results may differ significantly from those in forward-looking statements. Consequently, these cautionary statements qualify all of the forward-looking statements we make herein. The results or developments we anticipate may not be realized. Even if substantially realized, those results or developments may not result in the expected consequences for us or affect us, our business or our operations in the ways we expect. We caution readers not to place undue reliance on any of these forward-looking statements in this Form 10-Q, which speak only as of their dates. We assume no obligation to update any of the forward-looking statements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

The information in this section should be read in conjunction with information related to changes in the exchange rates of foreign currency in “Part II – Other Information, Item 1A. Risk Factors.”  Changes in foreign exchange rates could materially adversely affect our consolidated results of operations or financial condition.

Due to the fact that the Company’s operations are all located overseas, the results of the Company are subject to the impact of fluctuations in foreign exchanges rates.  Pursuant to the January 2002 adoption of the Euro (“EUR”) as the sole trading currency by all European Union member nations that had previously tied their local currencies to it, our operations conducted business exclusively in EURs and CZKs for the Czech units and EURs and Croatian Kunas for the Croatian unit, the local currencies in which payroll and most payable items are paid.  As our primary reporting subsidiary, ACC, is a Czech entity, all revenues and expenses, regardless of sources of origin (eg. Croatia), are recognized in the Czech currency and translated to USD for reporting purposes.

In continuation of the trend in 2007, these foreign currencies further strengthened against the USD in 2008, which increased our revenue and expense totals converted into USDs.  However, since our revenues were earned in EURs and the majority of casino related expenses were paid in CZKs or Kunas, depending on the country, we incurred a disproportionate increase in the USD value of expenses versus revenues as a result of the fact that the CZK strengthened more against the EUR in the reporting period than it did versus the USD.  Thus, our earnings benefited less from the weakness of the USD versus these currencies than did its revenues.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), Rule 13a-15(e),which is designed to provide reasonable assurance that information, which is required to be disclosed in our reports filed pursuant to the Exchange Act, is accumulated and communicated to management in a timely manner. At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including Mr. Ramadan, our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, Mr. Ramadan concluded that, as of the date of such evaluation, our disclosure controls and procedures were effective in timely alerting him to information relating to us that is required to be included in our reports filed under the Exchange Act.

Changes in Internal Control over Financial Reporting

During the first quarter of 2008, there were no significant changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Because of these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their goals under all potential future conditions.

Management’s Report on Internal Control over Financial Reporting

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2008. In making this assessment, our management considered the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework.” Based on this assessment, management believes that, as of March 31, 2008, our internal control over financial reporting was operating effectively.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are often subject to various contingencies, the resolutions of which, our management believes will not have a material adverse effect on our consolidated financial position or results of operations.  We are not involved in any material legal proceeding nor were we involved in any material litigation during the quarter ended March 31, 2008, or through the date of this filing.

ITEM 1A.	RISK FACTORS

In addition to the risk factor discussed above in “Item 3. Quantitative And Qualitative Disclosures About Market Risk,” the following are important factors which could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of the Company.  These risk factors were highlighted in our Form 10-KSB for the year ended December 31, 2007.  There have been no addition of risk factors from the information provided in our Form 10-KSB for the year ended December 31, 2007.

Our Need to Diversify

At this time, our operations are primarily located in the Czech Republic.  We are currently seeking to develop or acquire additional interests in gaming operations and hotels in Europe.  However, there can be no assurance that we will be able to develop or acquire such new operations in the future.

Taxation on our Gaming Operations

Gaming operators are typically subject to significant taxes, which may increase at any time. Any material increase in these taxes or fees would adversely affect our results of operations. The Czech Republic currently has a number of laws related to various taxes imposed by governmental authorities. Applicable taxes include VAT, gaming tax, charity contribution tax, and payroll (social) taxes.  Tax declarations, together with other legal compliance areas (for example, customs and currency control matters) are subject to review and investigation by a number of authorities, which are authorized by law to impose fines, penalties and interest charges, may create tax risks. We believe that we have adequately provided for our Czech tax liabilities. (See also Note 11 of the “Notes to the Consolidated Financial Statements” of our Form 10-KSB for the year ended December 31, 2007.)

Our Dependence upon Key Personnel

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

Our Need for Additional Financing

Although we have achieved positive net income for the fifth consecutive year, we, pursuant to our growth strategies, require additional debt and/or equity financing for the acquisition and development of other businesses.  In this regard, our ability to obtain additional financing has been improved significantly as a result of our recapitalization in 2003, which effectively reduced our then existing debt burden by approximately 80% and to consistent earnings growth since that date.  As a consequence thereof, we have been able to:  (i) obtain the GE Capital Bank a.s. loan for the construction of Route 55, which has since been paid-off; (ii) secure a 150.0 milllion CZK Commerzbank revolving credit facility; and by (iii) complete two private placements to “accredited” institutional U.S. investors, the $4.75 million capital raise in December 2005 and the $3.5 million capital raise in August 2007.  Despite these improvements, there can be no assurance that such financing or equity raises will continue to be available on terms favorable to us or at all.

Our International Activities

Our operations are completely outside of the United States. Operating internationally involves additional risks relating to such things as currency exchange rates, different legal or regulatory environments, political and economic risks relating to the stability or predictability of foreign governments, differences in the manner in which different cultures do business, difficulties in staffing and managing foreign operations, differences in financial reporting, operating difficulties, different types of criminal threats and other factors. The occurrence of any of these risks, if severe enough, could have a material adverse effect on our financial condition or consolidated results of operations.

The Climate Impact on our Business

As the majority of our clientele travel from German and Austrian border regions, we are highly dependent on the volume and frequency of these players’ visits, which impact our operating revenues.  Wintry and icy climate conditions on the roads to our casinos can serve to drastically reduce the number of visits.  On the other hand, warm and favorable outdoor weather can also divert players to alternative activities, such as family outings and picnics.  The frequency and strength of any of these aforementioned climate conditions could have a material adverse effect on our consolidated results of operations.

Licensing and Regulation on our Business

Our operations are subject to regulation by each federal and local jurisdiction in which we operate. Each of our officers may be subject to strict scrutiny and approval from the gaming commission or other regulatory body of each jurisdiction in which we conduct gaming operations.

Adequate Liability Insurance

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

Possible Adverse Effect of Issuance of our Preferred Stock

Our Articles of Incorporation authorize the issuance of up to four (4) million shares of “blank check” preferred stock, with designations, rights and preferences to be determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without further stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the preferred stock could be used, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.  Our Board of Directors has no current plans to issue any shares of preferred stock. However, there can be no assurance that preferred stock will not be issued at some time in the future.

Dilutive Effect of Options

As of May 1, 2008, options for 429,135 shares of Common Stock are outstanding, which, if all were exercised, would represent 4.6% of the 9,275,759 shares of Common Stock that would be outstanding.  The issuance of such securities would have a dilutive effect on any earnings per share that we may generate when the earnings per share are evaluated on a fully diluted basis.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

EXHIBITS

Reference is made to the Exhibit Index hereinafter contained.

TRANS WORLD CORPORATION

EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2008

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS WORLD CORPORATION

Date:	May 5, 2008	By:	/s/ Rami S. Ramadan
President, Chief Executive Officer and
Chief Financial Officer