Form 10-Q
period 2008-06-30
TRANS WORLD CORP
filed 2008-08-07
CIK 914577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

YES  ☐               NO  ☒

The number of outstanding shares of the registrant’s common stock as of August 5, 2008 was 8,859,124.

TRANS WORLD CORPORATION AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2008

ITEM 1.                  CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2008 and December 31, 2007

(in thousands, except for share data)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$6,352	$8,315
Prepaid expenses	671	437
Notes receivable, current portion	1,487	969
Other current assets	330	247

Total current assets	8,840	9,968

PROPERTY AND EQUIPMENT, less accumulated depreciation of $8,693 and $6,663, respectively	33,543	23,747

OTHER ASSETS:
Goodwill	8,016	6,696
Notes receivable, less current portion	351	551
Deposits and other assets	2,862	2,126

Total other assets	11,229	9,373

	$53,612	$43,088

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Long-term debt, current maturities	$220	$—
Accounts payable	1,145	884
Interest payable		78
Czech tax accrual	1,600	3,381
Accrued expenses and other current liabilities	1,716	1,610

Total current liabilities	4,681	5,953

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	11,465	6,661
Other liabilities	369	455

Total long-term liabilities	11,834	7,116

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:

Preferred stock, $.001 par value, 4,000,000 shares authorized, none issued
Common stock, $.001 par value, 9,500,000 shares authorized, 8,846,624 and 8,840,870 shares, issued and outstanding, respectively	9	9
Additional paid-in capital	51,220	51,147
Accumulated other comprehensive income	15,562	9,953
Accumulated deficit	(29,694)	(31,090)

Total stockholders’ equity	37,097	30,019

	$53,612	$43,088

See accompanying notes to condensed consolidated interim financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

Six and Three Months Ended June 30, 2008 and 2007

(in thousands, except for share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$18,112	$14,215	$8,820	$7,250

COSTS AND EXPENSES:
Cost of revenues	10,060	7,579	4,856	3,775
Depreciation and amortization	719	603	327	292
Selling, general and administrative	5,613	4,465	2,628	2,082
	16,392	12,647	7,811	6,149

INCOME FROM OPERATIONS	1,720	1,568	1,009	1,101

OTHER INCOME (EXPENSES):
Interest expense, net	(324)	(146)	(203)	(73)
Foreign exchange gain		1
	(324)	(145)	(203)	(73)

NET INCOME	1,396	1,423	806	1,028

Other comprehensive income (loss), foreign currency translation adjustments, net of tax	5,609	(612)	2,018	(356)

COMPREHENSIVE INCOME	$7,005	$811	$2,824	$672

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	8,845,676	7,840,870	8,840,870	7,840,870
Diluted	8,889,634	7,934,309	8,884,828	7,934,309

EARNINGS PER COMMON SHARE:
Basic	$0.16	$0.18	$0.09	$0.13
Diluted	$0.16	$0.18	$0.09	$0.13

See accompanying notes to condensed consolidated interim financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2008 and 2007

(in thousands)

	Six Months Ended June 30,
	2008	2007
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,396	$1,423
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	719	603
Stock-based compensation expense	75	45
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	405	117
Deposits and other assets	(713)	248
Accounts payable	57	(629)
Interest payable	(78)	(72)
Czech tax accrual	(2,241)	(1,411)
Accrued expenses and other current liabilities	(168)	35
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(548)	359

CASH FLOWS FROM INVESTING ACTIVITIES:
Renovation and purchases of property and equipment	(226)	(846)
Repayment on notes receivable	141
Investment into Savannah Hotel construction	(5,467)
Additional issuance of notes receivable		(211)
NET CASH USED IN INVESTING ACTIVITIES	(5,552)	(1,057)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit line	9,078	476
Payments of financing costs	(8)	(16)
Principal payments on long-term debt	(5,537)	(378)
Proceeds from warrants exercise	5
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,538	82

EFFECT OF EXCHANGE RATE CHANGES ON CASH	599	(120)

NET DECREASE IN CASH	(1,963)	(736)

CASH:
Beginning of period	8,315	3,266

End of period	$6,352	$2,530

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$436	$310

See accompanying notes to condensed consolidated interim financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(in thousands, except for share and gaming data)

1.              Basis of Presentation and Consolidation.

The accompanying unaudited condensed consolidated interim financial statements of Trans World Corporation and Subsidiaries (collectively, the “Company,” “TWC,” “we,” “our” or “us”) as of June 30, 2008 and December 31, 2007 and for the six and three months ended June 30, 2008 and 2007 reflect all adjustments of a normal and recurring nature to fairly present the consolidated financial position, results of operations and cash flows for the interim periods.  The financial statements of all foreign subsidiaries consolidated herein have been converted in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for financial presentation purposes.  All significant intercompany transactions and account balances have been eliminated in consolidation.  These unaudited condensed consolidated interim financial statements have been prepared by the Company according to the instructions of Form 10-Q and pursuant to the U.S. Securities and Exchange Commission’s (“SEC”) accounting and reporting requirements under Article 8 of Regulations S-X.  Pursuant to these instructions, certain financial information and footnote disclosures normally included in such consolidated financial statements have been condensed or omitted.

These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis or plan of operations, contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.  The results of operations for the six and three months ended June 30, 2008 are not necessarily indicative of the results that may occur for the year ending December 31, 2008.

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

2.              Commitments and Contingencies.

Lease Obligations - The Company is obligated under several operating leases expiring through 2011.  Future aggregate minimum annual rental payments under all of these leases for the next three years are as follows:

Twelve months ending June 30,
2009	$105
2010	$109
2011	$19

Rent expense under these operating leases was approximately $97 for the twelve months ended June 30, 2008 and 2007.

The Company is also obligated under certain five-year, slot equipment operating leases, the projected costs of which are not included in the table above due to fluctuating inventory, expiring in 2011 and 2012, which provide for a monthly fixed rental fee per slot machine, and an option for replacement to different/newer machine during the term of the lease.  In the second quarter of 2008, the Company’s slot lease expenses were approximately $610 versus $458 in the comparable period in 2007, principally as a result of a net addition of 16 slot machines as of June 30, 2008.

Employment Agreements - On December 31, 2007, TWC extended the two and a half year employment agreement with Mr. Rami S. Ramadan, the Company’s Chief Executive Officer (“CEO”), for a renewal term of one year, ending December 31, 2008.  The employment agreement provides for annual compensation, plus participation in future benefits programs and stock options plans.  Effective April 1, 2008, Mr. Ramadan’s annual salary was increased to $450 from $400, as recommended by our Compensation Committee and approved by our Board of Directors.  As of

June 30, 2008, only $225 of annual compensation, payable in 2008, remains under said employment agreement, excluding any bonus awards that may be granted in 2008.

Pursuant to this renewal of the employment agreement with Mr. Ramadan in July 2005, he received a grant of seven-year options to purchase an aggregate total of 175,000 shares of the Company’s Common Stock in allotments of 35,000 shares per annum over a four-year vesting period.  These options, of which 105,000 have vested, are exercisable at prices, depending on point in time, ranging from $2.80 per share on July 1, 2005 to $4.11 per share on January 1, 2012.  No vested options have been exercised by Mr. Ramadan as of June 30, 2008.  Also pursuant to this July 2005 employment agreement, upon reaching designated earnings per share targets, Mr. Ramadan will be granted 75,000 restricted shares of the Company’s Common Stock in 25,000 share allotments.  None of the restricted shares have been vested as of June 30, 2008.

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

Deferred Compensation Plan - On May 17, 2006, the Company adopted its Deferred Compensation Plan (the “Deferred Plan”), which provides certain key employees and non-employee directors the opportunity to defer receipt of specified portions of their compensation and to have such deferred amounts treated as if invested in the Common Stock of the Company.  The unfunded Deferred Plan obligations are payable only in the form of common stock upon the triggering of certain elected conditions.

Profit Sharing Plan - The 2007 Profit Sharing Plan was approved by the Compensation Committee of the Board on November 9, 2007.  The 2007 Profit Sharing Plan permits designated key management employees (“KME”) to share in the profits of the Company.  The profit sharing pool will be calculated based on a graduated scale of the attainment of consolidated year-end net income before taxes versus the annual budget and the maximum sum to be distributed from that pool is set at 50% of the aggregate of the annual salaries of the KMEs.  Each KME is required, pursuant to the 2007 Profit Sharing Plan, to defer 20% of his or her annual profit sharing award, if attained, into the Deferred Plan.

Taxing Jurisdiction - The Czech Republic currently has a number of laws related to various taxes imposed by governmental authorities.  Applicable taxes include gaming tax, VAT, charity tax, and payroll (social) taxes.  Tax declarations, together with other legal compliance areas (as examples, customs and currency control matters) are subject to review and investigation by a number of authorities, which are enabled by law to impose extremely severe fines, penalties and interest charges, create tax risks in the Czech Republic.  Management believes that it has adequately provided for its Czech tax liabilities as of June 30, 2008.

Legal Proceedings - TWC is often subject to various contingencies, the resolutions of which, management believes will not have a material adverse effect on the Company’s consolidated financial position or results of operations.  TWC is not involved in any material legal proceeding nor was the Company involved in any material litigation during the quarter ended June 30, 2008, or through the date of this filing.

3.              Liquidity.

As of June 30, 2008, the Company had a working capital surplus of approximately $4,159, a $144 improvement over a working capital surplus of $4,015 at December 31, 2007.  This was due primarily from strong earnings achieved by its two largest casinos: Route 55 and Route 59, partly offset by the negative impact of the strengthening of the local currency, Czech Koruna (“CZK”), versus its primary revenue currency, the Euro (“EUR”), thereby reducing its operating margins. .

As of June 30, 2008, the Company had drawn its fully available balance of 150,000 CZK, or $10,135, from its line of credit with Commerzbank Aktiengesellschaft, pobocka Praha (“Commerzbank”).  The credit facility requires quarterly testing and compliance with certain financial covenants, following TWC’s regulatory filings. (See also Note 4 of the “Notes to the Consolidated Financial Statements” of the Company’s Form 10-KSB for the year ended December 31, 2007).  TWC was in compliance with these financial covenants as of June 30, 2008.

The Company believes that its cash resources at June 30, 2008, in addition to the anticipated cash to be provided by existing operations, will be sufficient to fund its activities for the next twelve months.

Further, as a complement to its gaming operations, the Company’s construction of the Savannah Hotel, a 77-room, four-star hotel, the first for the Company, is on schedule to open in the winter of 2008-2009.  The hotel will be connected to its Route 59 casino with the joint facility’s main restaurant linking the two buildings.  The hotel is expected to contribute incremental cash and ultimately enhance the Company’s overall results.  There can be no assurances that management’s projections will be realized.

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

(b)         Earnings per share - The Company complies with accounting and disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.”  Basic earnings (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per common share incorporate the dilutive effect of common stock equivalents on an average basis during the period.  The Company’s common stock equivalents currently include only stock options, as all outstanding warrants expired on March 31, 2008.  Thus, unexercised stock options to purchase 429,135 shares as of June 30, 2008 and unexercised stock options and warrants to purchase 311,117 shares of Common Stock as of June 30, 2007 were included in the computation of diluted earnings per common share, only if such unexercised warrants and stock options were “in-the-money” and vested.

(c)          Goodwill - Goodwill represents the excess of the cost of the Company’s Czech subsidiaries over the fair value of their net assets at the date of acquisition, which consists of only the Ceska and Rozvadov casinos.  Under SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test.  The impairment assessment requires the Company to compare the fair value of its Czech Republic “reporting unit,” which is comprised of its Ceska and Rozvadov casinos, and the Company’s reporting unit as defined under SFAS No. 142, to its carrying value (the net equity of the Company) to determine whether there is an indication that an impairment exists.  The fair value of the Czech Republic reporting unit is determined through a combination of recent appraisals of the Company’s real property and a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”), which was based on the Company’s experience and data from independent, third parties.  As required by SFAS No. 142, the Company performed its interim fair-value based testing of the carrying value of goodwill related to its Czech Republic reporting unit during the second quarter of 2008 and determined that there was no impairment of goodwill.  The Company will perform its next required annual assessment of goodwill by December 31, 2008.

(d)         Foreign currency translation - The Company complies with SFAS No. 52, “Foreign Currency Translation,” which states that for foreign subsidiaries whose functional currency is the local foreign currency, balance sheet accounts and cash flows are translated at exchange rates in effect at the end of each reporting period and resulting translation adjustments are included in “accumulated other comprehensive income.”  Statement of operations accounts are translated by applying monthly averages of daily exchange rates on the respective monthly local Czech statement of operations accounts for the period.  The Company does not hedge its foreign currency holdings.

The impact of foreign currency translation on goodwill is presented below:

	Applicable Foreign Exchange
As of June 30, 2008 (in thousands, except FX)	Rate (“FX”) (2)	Goodwill		Method

Residual balance, as of January 1, 2003 (in USD) (1)		USD	$3,579	(A)

USD residual balance (A), translated at June 30, 1998 (date of acquisition), at FX rate of: (ie. 2003 CZK Balance)	33.8830	CZK	121,267

2003 CZK balance, translated to USD:
At June 30, 2008 at FX of:	15.1280	USD	8,016	(B)

Net increase (step-up) to Goodwill (adjustment made to Translation Adjustment in consolidation):			$4,437	(B-A)

Increase to Goodwill is booked as follows:
Step-up for the year ended December 31, 2003 at avg. FX of	28.2170	USD	$1,080
Step-up for the year ended December 31, 2004 at avg. FX of	25.7251	USD	765
(Step-down) for the year ended December 31, 2005 at avg. FX of	23.9905	USD	(482)
Step-up for the year ended December 31, 2006 at avg. FX of	22.6253	USD	873
Step-up for the year ended December 31, 2007 at avg. FX of	20.3285	USD	881
Step-up for the six months ended June 30, 2008 at avg. FX of	16.5236	USD	1,320
			$4,437

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

(h)         Recently adopted accounting pronouncements - In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This Standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It applies to other accounting pronouncements where the FASB requires or permits fair value measurements but does not require any new fair value measurements. In February 2008, FASB issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted SFAS 157 for financial assets and liabilities on January 1, 2008. It did not have any impact on the Company’s results of operations or financial position and did not result in any additional disclosures. The Company is in the process of evaluating the effect, if any, the adoption of FSP No. 157-2 will have on its consolidated results of operations or financial position.  The Company does not expect the adoption of FSP No. 157-2 to have a material effect on its consolidated financial statements.

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

(i)             New accounting pronouncements – In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141R”). FAS 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the fair value of identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date. FAS 141R determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting FAS 141R on its consolidated results of operations and financial condition and plans to adopt it as required in the first quarter of fiscal 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”), an amendment of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”).  FAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. This pronouncement is effective for fiscal years beginning after December 15, 2008. TWC is currently evaluating the impact of adopting FAS 160 on its consolidated results of operations and financial condition and plans to adopt it as required in the first quarter of fiscal 2009.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133.” SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement, which is expected to occur in the first quarter of 2009, is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

ITEM 2.                                                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Nature of Business and Competition

We are engaged in the acquisition, development and management of niche casino operations in Europe, which feature gaming tables and mechanized gaming devices, such as video slot machines, as well as the acquisition and/or development and eventual management of small to midsize hotels, which may include casino facilities.  Our planned expansion into the hotel industry is founded on management’s belief that hotels in the small to midsize “boutique” class are complementary to our casino brand, that opportunities in one of these two industries often lead to, or are tied to, opportunities in the other industry, and that a more diversified portfolio of assets will give us greater stability and make us more attractive to potential investors.  Further, several of our top management executives have extensive experience in the hotel industry.

Currently, we own and operate four casinos in the Czech Republic (“CZ”), and manage, under a 10-year management contract, a casino and nightclub in Croatia.  The Croatian casino and adjoining nightclub (collectively known as the “Grand Casino Lav”), is located in the Le Meridien Lav resort in Podstrana, near Split, Croatia.  The Grand Casino Lav’s revenues and expenses are recognized on the owner’s books, while we derive only management fee income from the performance results of the Grand Casino Lav, which are recognized in our consolidated financial statements.  The Grand Casino Lav currently has two competitors.  With respect to our Czech casinos, two of them are located in the western part of the CZ, close to the border of Germany.  The larger of the two, located in Ceska Kubice (“Ceska”), currently has four competitors. The smaller one is located in the town of Rozvadov (“Rozvadov”), and currently has one competitor.  The other two Czech casinos are located in the southern part of the CZ, close to the Austrian border.  The larger of these two, “Route 55,” located in Dolni Dvoriste, has two competitors.  The other casino, “Route 59,” which, in 2007, underwent a major building expansion and renovation, is located in Hate, near Znojmo, and currently has two competitors.  Our 77-room, four-star hotel, Hotel Savannah, which is under construction, will be connected to our Route 59 casino with the joint facility’s main restaurant linking the two buildings.  Hotel Savannah is set to open in winter of 2008-2009.

Exchange Rates

Due to the fact that the Company’s operations are located in Europe, TWC’s financial results are subject to the influence of fluctuations in foreign currency exchange rates.  Pursuant to the January 2002 adoption of the EUR as the sole trading currency by all European Union member nations that had previously tied their local currencies to it, our operations conducted business in EURs and CZKs for the Czech units and EURs and Croatian Kunas for the Croatian unit, the local currencies in which payroll and most payable items are paid.  As our primary reporting subsidiary, ACC, is a Czech entity, all revenues and expenses, regardless of sources of origin (eg. Croatia), are recognized in the Czech currency and translated to USD for reporting purposes. We do not hedge our foreign currency holdings.

The actual 2008 and 2007 operating results in local currency for the Czech casino units were converted to US Dollars (“USD”) using the average of the daily exchange rates of each month in the reporting periods, which are depicted in the following table.  As all of the Grand Casino Lav’s operating results, including revenues and expenses, are recognized on the owner’s books, the foreign currency exchange impact is limited to only our earned management fees income, which were non-material to our consolidated financial results, for the six and three months ended June 30, 2008.

For one (1) USD equivalent:

	Average Koruna (CZK)
Period	2008	2007
June	15.6698	21.2951
May	16.1672	20.9220
April	15.9389	20.7665
March	16.3179	21.2256
February	17.3046	21.6468
January	17.7461	21.4332

The consolidated balance sheet totals of the Company’s foreign subsidiaries at June 30, 2008 and December 31, 2007 were converted to USDs using the interbank exchange rates, as found at www.oanda.com, which are depicted in the following table:

As of	USD	CZK
June 30, 2008	1.00	15.1280
December 31, 2007	1.00	18.1103

Critical Accounting Policies

The discussion and analysis of our consolidated financial condition and results of operations are based upon our condensed financial statements. These condensed financial statements have been prepared following the requirements of accounting principles generally accepted in the United States (“GAAP”) and Article 8 of Regulation S-X for interim periods and require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to potential impairment of goodwill and share-based compensation expense. As these are condensed consolidated financial statements, one should also read expanded information about our critical accounting policies and estimates provided in Item 6, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-KSB for the year ended December 31, 2007. There have been no material changes to our critical accounting policies and estimates for the period ended June 30, 2008 from the information provided in our Form 10-KSB for the year ended December 31, 2007.

Performance Measures and Indicators

                In discussing the consolidated results of operations, we may use or refer to performance measures and indicators that are common to the gaming industry, such as: (i) total drop, the dollar value of gaming chips purchased in a given period; (ii) drop per head (“DpH”), the per guest average dollar value of gaming chips purchased; (iii) our net win, the difference between gaming wagers and the amount paid out to patrons; (iv) our win percentage (“WP”), the ratio of net win over total drop; and (v) earnings before interest, depreciation and amortization (“EBITDA”).  These measures are “non-GAAP financial measures.”

Review of the Condensed Consolidated Interim Results of the Company:

Three Months Ended June 30, 2008 and 2007:

The changes in the unaudited condensed consolidated results of the Company for the three months ended June 30, 2008 versus the results for the three months ended June 30, 2007 are depicted in the following table:

	Three Months Ended		Three Months Ended
(in thousands)	June 30, 2007	Change	June 30, 2008

Net income	$1,028
Revenues		1,570
Cost of revenues		(1,081)
Depreciation and amortization		(35)
Selling, general and administrative		(546)
Interest expense, net		(130)
Net income		(222)	$806

For the quarter ended June 30, 2008, our revenues increased 21.7%, or approximately $1.6 million, over $7.3 million for the comparable quarter in 2007.  The revenue improvement was due to higher attendance at our Czech casinos and to a superior WP on live games.  Slot revenues, representing over 44.0% of total revenue, grew 22.3% over the second quarter of 2007 as a result of the increasing popularity of these games with our customers, while Grand Casino Lav management fees added $44,000 in the second quarter of 2008.

Our cost of revenues increased by approximately $1.1 million, or 28.6%, largely as a result of volume-driven costs, including:  labor, gaming taxes and free player amenities.  For the quarter ended June 30, 2008 versus the same quarter in 2007, slot rent expenses were approximately $610,000 versus $458,000, respectively, an increase of 33.2%, due to the net addition of 16 more slot machines during this period.

Our depreciation expense increase of $35,000, or 12.0%, was due primarily to the added asset value from the extension and renovation work at Route 59 completed in 2007.

Our selling, general and administrative cost increase of $546,000, or 26.2%, in the second quarter of 2008 versus the same quarter in 2007 was due primarily to the negative impact of foreign currency exchange in transactions between the EUR and the CZK and to higher payroll-related expenses.

Our net interest expense increase of $130,000, or 177.8% was due to the interest payments we made on the drawn balance of our Commerzbank credit facility.

As a result of the above, we incurred a 21.6% decline in net income, or $(222,000), for the three months ended June 30, 2008 versus the results for the same three months in 2007.

Six Months Ended June 30, 2008 and 2007:

The changes in the unaudited condensed consolidated interim results of the Company for the six months ended June 30, 2008 versus the results for the six months ended June 30, 2007 are depicted in the following table:

(in thousands)	Six Months Ended June 30, 2007	Change	Six Months Ended June 30, 2008

Net income	$1,423
Revenues		3,897
Cost of revenues		(2,481)
Depreciation and amortization		(116)
Selling, general and administrative		(1,148)
Interest expense, net		(178)
Foreign exchange loss		(1)
Net income		(27)	$1,396

For the six months ended June 30, 2008, we achieved a revenue increase of 27.4%, or approximately $3.9 million over the $14.2 million for the comparable period in 2007.  The revenue improvement was generally due to the improved performance of our two largest casinos, including a 9.1% increase in live games attendance and a better WP.  Slot revenues represented 42.5% of total revenue, and showed a 33.8% increase over the same six months of 2007 as a result of the increasing popularity of these games with our customers, while Grand Casino Lav management fees added $90,000 in the first six months of 2008.  Compared with the first six months of 2007, the local currency, CZK, sharply appreciated, by 14.4%, against our principal revenue currency, the EUR, thereby reducing our revenue base, which, in turn, had a negative impact on our operating margins.

Our cost of revenues increased by approximately $2.5 million, or 32.7%, largely as a result of volume-driven costs, including:  labor, gaming taxes and complimentary player amenities.  Further, the rapid increase in economic costs of supplies and services intensified our operational costs, which were impacted as a result of a strengthening Czech currency versus the EUR and USD currencies.  For the six months ended June 30, 2008 versus the same period in 2007, slot rent expenses were approximately $1.2 million versus $908,000, respectively, an increase of 30.8%, due to the net addition of 16 more slot machines during this period.

Our depreciation expense increase of $116,000, or 19.2%, was due primarily to the added asset value from the extension and renovation work at Route 59 completed in 2007.

Our selling, general and administrative cost increase of $1.1 million, or 25.7%, over the same six months in 2007 was due primarily to the negative impact of foreign currency exchange in transactions between the EUR and the CZK and to higher payroll-related expenses.

Our net interest expense increase of $178,000, or 121.9% was due to the interest payments we made on the drawn balance of our Commerzbank credit facility.

As a result of the above, our net income dipped slightly from the $1.4 million achieved for the six months a year ago.

Our Facilities:

Our casinos each offer a restaurant and a full bar, and in the larger units, lounge areas and multiple bars.

Ceska

Our Ceska casino, which has a 1920’s Chicago Prohibition Period theme, currently has 15 live game tables, including seven card tables and eight roulette tables.  Through 2007, Ceska added in aggregate 14 new video slot machines, bringing the total to the current 66 machines.

Rozvadov

Our Rozvadov casino, which has a South Pacific theme, currently operates seven live game tables, including three card tables and four roulette tables, and 30 video slot machines.

Route 59

Route 59 currently includes 20 live game tables, which consist of 10 card tables, nine roulette tables, and a Slingshot multi-win roulette table, as well as 102 video slot machines, 32 of which were added in 2007.  Since the recent expansion and renovation projects to the casino, newly-themed with styles reminiscent of New Orleans in the 1920’s, the unit has begun to show measurable performance improvements.

Route 55

Route 55, our largest casino, features a style reminiscent of Miami Beach in the early 1950’s.  The two-story casino offers 23 live game tables, including 12 card tables, 10 roulette tables, a Slingshot multi-win roulette, as well as 120 video slot machines, 20 of which were added in 2007.  On the mezzanine level, the casino offers a VIP lounge, and a VIP gaming room equipped with four gaming tables, which are included in the 23 table count.

Grand Casino Lav

The Grand Casino Lav currently has 18 gaming tables, including six roulette tables and twelve card tables, two of which are in the VIP dedicated area; 60 video slot machines, a mezzanine bar with a view overlooking the gaming floor, and a full-service nightclub.

Sales and Marketing

We utilize a wide range of media marketing and promotional programs in an effort to differentiate our product from the competitors and to secure and enhance our competitive position in the respective markets being served.  With respect to our Czech casinos, we aggressively target nearby key cities for our media campaigns, most notably Vienna and Linz in Austria and Regensburg in Germany, as well as the areas surrounding these cities, all of which are within driving range of our casinos.  For our Croatian unit, we focus our marketing programs toward Le Meridien Lav hotel guests, as well as guests in surrounding hotels.  In addition, marketing efforts are targeting Split, the second largest city in Croatia, as well as certain key foreign markets, such as Italy and other neighboring countries.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2008, we had a working capital surplus of approximately $4.2 million, a $144,000 improvement over a working capital surplus of $4.0 million at December 31, 2007.  This was attributed primarily to strong earnings achieved by our two largest casinos: Route 55 and Route 59, which were partly offset by the negative impact of the strengthening of the local currency, CZK, versus our primary revenue currency, the EUR, thereby reducing our operating margins.

As of June 30, 2008, we had drawn our fully available balance of 150,000 CZK, or approximately $10.2 million, from our line of credit with Commerzbank.  The credit facility requires quarterly testing and compliance with certain financial covenants, following our regulatory filings. (See also Note 4 of the “Notes to the Consolidated Financial Statements” of our Company’s Form 10-KSB for the year ended December 31, 2007).  We were in compliance with these financial covenants as of June 30, 2008.

We believe that our cash resources at June 30, 2008, in addition to the anticipated cash to be provided by our existing operations, will be sufficient to fund our activities for the next twelve months.

Further, as a complement to our gaming operations, the construction of our first hotel, the Savannah Hotel, a 77-room, four-star hotel, is on schedule to open in the winter of 2008-2009.  The hotel will be connected to our Route 59 casino with the joint facility’s main restaurant linking the two buildings.  The hotel is expected to contribute incremental cash and ultimately enhance the Company’s overall results.  There can be no assurances that our management’s projections will be realized.

We have no off-balance sheet arrangements.  We are obligated under various contractual commitments over the next three years.  The following is a five-year summary of our commitments as of June 30, 2008:

(in thousands)		Less than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
Long-term, unsecured debt, U.S.	$1,550	$—	$1,550	$—	$—
Long-term, secured debt, foreign	10,135	220	9,915
Operating leases	799	477	322
Employment agreements	225	225

Total contractual obligations	$12,709	$922	$11,787	$—	$—

Long Range Objective

Our current operations are all in the gaming industry.  Consequently, our senior corporate management, several of whom have extensive experience in the hotel industry, are exploring ways to expand the Company’s operations through the acquisition and/or development of new, complementary non-gaming business units (such as hotels), while continuing to grow the Company’s existing operations.  We will also seek to manage business units that complement our existing operations, while acquisitions will be based on evaluations of the potential returns of projects that arise and, for certain projects, the availability of financing.

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

Due to the fact that the Company’s operations are all located overseas, the results of the Company are subject to the impact of fluctuations in foreign exchanges rates.  Pursuant to the January 2002 adoption of the EUR as the sole trading currency by all European Union member nations that had previously tied their local currencies to it, our operations conducted business in EURs and CZKs for the Czech units and EURs and Croatian Kunas for the Croatian unit, the local currencies in which payroll and most payable items are paid.  As our primary reporting subsidiary, ACC, is a Czech entity, all revenues and expenses, regardless of sources of origin (eg. Croatia), are recognized in the Czech currency and translated to USD for reporting purposes.

In continuation of the trend in 2007, these foreign currencies further strengthened against the USD in 2008, which increased our revenue and expense totals converted into USDs.  However, since our revenues were earned in EURs and the majority of casino related expenses were paid in CZKs or Kunas, depending on the country of operation, we incurred a disproportionate increase in the USD value of expenses versus revenues as a result of the fact that the CZK strengthened more against the EUR in the reporting period than it did versus the USD.  Thus, our earnings benefited less from the weakness of the USD versus these currencies than did our revenues.

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

Changes in Internal Control over Financial Reporting

During the second quarter of 2008, there were no significant changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), is a process designed by, or under the supervision of, our principal executive and principal financial officer, Mr. Ramadan, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•                                   Pertain to the maintenance of records that in reasonable detail to accurately and fairly reflect the transactions and dispositions of our assets;

•                                   Provide reasonable assurance that transactions are recorded as necessary to permit the preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•                                   Provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over our financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. The scope of management’s assessment of the effectiveness of internal control over our financial reporting includes all of our Company’s consolidated subsidiaries.

Our management assessed the effectiveness of our internal control over our financial reporting as of June 30, 2008. In making this assessment, our management considered the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework.” Based on this assessment, management believes that, as of June 30, 2008, our internal control over financial reporting was operating effectively.

PART II - OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

We are often subject to various contingencies, the resolutions of which, our management believes will not have a material adverse effect on our consolidated financial position or results of operations.  We were not engaged in any material legal proceeding nor were we involved in any material litigation during the quarter ended June 30, 2008, or through the date of this filing.

ITEM 1A.               RISK FACTORS

                In addition to the risk factor discussed above in “Item 3. Quantitative And Qualitative Disclosures About Market Risk,” the following are important factors which could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of the Company.  These risk factors were highlighted in our Form 10-KSB for the year ended December 31, 2007.  Except for the risk factor emphasizing the risk of exchange rates on our business below, there have been no addition of risk factors from the information provided in our Form 10-KSB for the year ended December 31, 2007.

Fluctuations in currency exchange rates could adversely affect our business.

Our facilities in the Czech Republic represent a significant portion of our business, and the revenue generated are generally denominated in Euros and the expenses incurred by these facilities are generally denominated in Czech Korunas.  A decrease in the value of either of these currencies in relation to the value of the US dollar would decrease the revenue and operating profit from our operations when translated into US dollars, which would adversely affect our consolidated results of operations.  We do not currently hedge our exposure to fluctuations of these foreign currencies, and there is no guarantee that we will be able to successfully hedge any future foreign currency exposure.

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

Our Need for Additional Financing

Although we have achieved positive net income for the fifth consecutive year, we, pursuant to our growth strategies, require additional debt and/or equity financing for the acquisition and development of other businesses.  In this regard, our ability to obtain additional financing has been improved significantly as a result of our recapitalization in 2003, which effectively reduced our then existing debt burden by approximately 80% and to consistent earnings growth since that date.  As a consequence thereof, we have been able to:  (i) obtain the GE Capital Bank a.s. loan for the construction of Route 55, which has since been paid-off; (ii) secure a 150.0 million CZK Commerzbank revolving credit facility; and by (iii) complete two private placements to “accredited” institutional U.S. investors, the $4.75 million capital raise in December 2005 and the $3.5 million capital raise in August 2007.  Despite these improvements, there can be no assurance that such financing or equity raises will continue to be available on terms favorable to us or at all.

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

Dilutive Effect of Options

As of August 4, 2008, there were 429,115 options outstanding to purchase shares of our Common Stock, which, if all were exercised, would represent 4.6% of the 9,275,739 shares of Common Stock that would be outstanding.  The issuance of such securities would have a dilutive effect on any earnings per share that we may generate when the earnings per share are evaluated on a fully diluted basis.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 2008 Annual Meeting on June 13, 2008 at the Route 59 Casino, 199 American Way, Hate-Chvalovice, Znojmo 669 02, Czech Republic.  There were a total of 8,846,624 shares of common stock of the Company which could be voted and 6,279,546 shares were represented at the meeting by the holders thereof in person and by proxy, which constituted a quorum.  The votes were as follow:

1.                                       Election of Directors, for One-year Term expiring in 2009:

	For	Withheld	Not Voted
Geoffrey B. Baker	6,272,862	6,684	2,567,078

Timothy G. Ewing	6,272,824	6,722	2,567,078

Julio E. Heurtematte, Jr.	6,272,862	6,684	2,567,078

Rami S. Ramadan	6,272,824	6,772	2,567,078

Malcolm M.B. Sterrett	6,272,862	6,684	2,567,078

2.                                     Approval to amend the Company’s articles of incorporation to increase the authorized common stock from 9.5 million to 20.0 million:

For	Against	Abstain	Not Voted
6,233,731	12,829	38,986	2,567,078

3.                                     Ratification of the appointment of Rothstein, Kass & Company, P.C. as the Company’s independent accountants for the fiscal year ending December 31, 2008:

For	Against	Abstain	Not Voted
6,244,543	27	34,946	2,567,078

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Reference is made to the Exhibit Index hereinafter contained.

TRANS WORLD CORPORATION
EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED JUNE 30, 2008

Item No	Item	Method of Filing

3.1(a)	Articles of Incorporation	Incorporated by reference to Exhibit 3.1 contained in the registration statement on Form SB-2 (File No. 33-85446-A).

3.1(b)	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to Exhibit 3.1 contained in the Form 10-KSB for the fiscal year ended December 31, 2000 (File No. 0-25244).

3.1(c)	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to Exhibit 3.1 contained in the Form 10-KSB for the fiscal year ended December 31, 2004 (File No. 0-25244).

3.1(d)	Certificate of Amendment to Articles of Incorporation	Filed herewith.

3.2	Bylaws	Incorporated by reference to Exhibit 3.2 contained in the registration statement on Form SB-2 (File No. 33-85446-A).

4.1	Specimen Common Stock Certificate	Incorporated by reference to Exhibit 4.1 contained in the registration statement on Form SB-2 (File No. 33-85446-A).

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

TRANS WORLD CORPORATION

Date:	August 7, 2008	By:	/s/ Rami S. Ramadan
President, Chief Executive Officer and
Chief Financial Officer