Form 10-Q
period 2008-09-30
TRANS WORLD CORP
filed 2008-11-10
CIK 914577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

YES  ☐               NO  ☒

The number of outstanding shares of the registrant’s common stock as of November 5, 2008 was 8,859,124.

TRANS WORLD CORPORATION AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

INDEX

PART 1 — FINANCIAL INFORMATION

i

ITEM 1.  CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2008 and December 31, 2007

(in thousands, except for share data)

ASSETS

	September 30, 2008	December 31, 2007
	(Unaudited)
CURRENT ASSETS:
Cash	$4,288	$8,315
Prepaid expenses	408	437
Notes receivable, current portion	1,188	969
Other current assets	357	247

Total current assets	6,241	9,968

PROPERTY AND EQUIPMENT, less accumulated depreciation of of $8,107 and $6,663, respectively	34,032	23,747

OTHER ASSETS:
Goodwill	7,098	6,696
Notes receivable, less current portion	230	551
Deposits and other assets	2,246	2,126

Total other assets	9,574	9,373

	$49,847	$43,088

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Long-term debt, current maturities	$188	$—
Accounts payable	1,279	884
Interest payable	39	78
Czech tax accrual	2,207	3,381
Accrued expenses and other current liabilities	1,702	1,610

Total current liabilities	5,415	5,953

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	10,330	6,661
Other liabilities	253	455

Total long-term liabilities	10,583	7,116

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

Preferred stock, $.001 par value, 4,000,000 shares authorized, none issued Common stock, $.001 par value, 20,000,000 shares authorized, 8,859,124 and 8,840,870 shares, issued and outstanding, respectively	9	9
Additional paid-in capital	51,257	51,147
Accumulated other comprehensive income	11,231	9,953
Accumulated deficit	(28,648)	(31,090)

Total stockholders' equity	33,849	30,019

	$49,847	$43,088

See accompanying notes to condensed consolidated interim financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

Nine and Three Months Ended September 30, 2008 and 2007

(in thousands, except for share data)

.	Nine Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$27,535	$21,740	$9,423	$7,526

COSTS AND EXPENSES:
Cost of revenues	15,211	11,620	5,152	4,041
Depreciation and amortization	1,129	911	411	309
Selling, general and administrative	8,193	6,956	2,579	2,491
	24,533	19,487	8,142	6,841

INCOME FROM OPERATIONS	3,002	2,253	1,281	685

OTHER INCOME (EXPENSE):
Interest expense, net	(559)	(246)	(234)	(100)
Foreign exchange gain (loss)	(1)	3	(1)	2
	(560)	(243)	(235)	(98)

NET INCOME	2,442	2,010	1,046	587

Other comprehensive income (loss), foreign currency translation adjustments, net of tax	1,278	1,668	(4,331)	2,280

COMPREHENSIVE INCOME (LOSS)	$3,720	$3,678	$(3,285)	$2,867

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	8,848,914	7,996,969	8,855,320	8,304,077
Diluted	8,899,200	8,111,721	8,905,606	8,418,829

EARNINGS PER COMMON SHARE:
Basic	$0.28	$0.25	$0.12	$0.07
Diluted	$0.27	$0.25	$0.12	$0.07

See accompanying notes to condensed consolidated interim financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2008 and 2007

(in thousands)

	2008	2007
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,442	$2,010
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,129	911
Stock-based compensation expense	112	144
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	578	151
Deposits and other assets	(545)	245
Accounts payable	328	(1,386)
Interest payable	(39)	(33)
Czech tax accrual	(1,437)	(550)
Accrued expenses and other current liabilities	26	(191)
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,594	1,301

CASH FLOWS FROM INVESTING ACTIVITIES:
Renovation and purchases of property and equipment	(356)	(2,632)
Repayment on notes receivable	187
Investment into Hotel Savannah construction	(10,037)
Issuance of notes receivable		(211)
NET CASH USED IN INVESTING ACTIVITIES	(10,206)	(2,843)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit line	9,164	4,909
Proceeds from private placement		3,500
Payments of financing costs	(8)	(303)
Payments of issuance costs		(207)
Payments of long-term debt	(5,690)	(2,242)
Proceeds from warrants exercise	5
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,471	5,657

EFFECT OF EXCHANGE RATE CHANGES ON CASH	114	270

NET INCREASE (DECREASE) IN CASH	(4,027)	4,385

CASH:
Beginning of period	8,315	3,266

End of period	$4,288	$7,651

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$644	$315

See accompanying notes to condensed consolidated interim financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(in thousands, except for share and gaming data)

1.              Description of Business and Basis of Presentation.

Trans World Corporation and Subsidiaries (collectively, the “Company,” “TWC,” “we,” “our” or “us”) is engaged in the acquisition, development and management of niche casino operations in Europe, which feature gaming tables and mechanized gaming devices, such as video slot machines, as well as the acquisition and/or development and eventual management of small to midsize hotels, which may include casino facilities.  In October 2008, the government of the Czech Republic renewed the casino license for its Czech subsidiary, American Chance Casinos, for another 10 years, thus re-affirming its faith in the stability of the Company.

The accompanying unaudited condensed consolidated interim financial statements of TWC as of September 30, 2008 and December 31, 2007 and for the nine and three months ended September 30, 2008 and 2007 reflect all adjustments of a normal and recurring nature to fairly present the consolidated financial position, results of operations and cash flows for the interim periods.  The financial statements of all foreign subsidiaries consolidated herein have been converted in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for financial presentation purposes.  All significant intercompany transactions and account balances have been eliminated in consolidation.  These unaudited condensed consolidated interim financial statements have been prepared by the Company according to the instructions of Form 10-Q and pursuant to the U.S. Securities and Exchange Commission’s (“SEC”) accounting and reporting requirements under Article 8 and Article 10 of Regulation S-X.  Pursuant to these instructions, certain financial information and footnote disclosures normally included in such consolidated financial statements have been condensed or omitted.

These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis or plan of operations, contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.  The results of operations for the nine and three months ended September 30, 2008 are not necessarily indicative of the results that may occur for the year ending December 31, 2008.

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

2.              Commitments and Contingencies.

Lease Obligations - The Company is obligated under several operating leases expiring through 2011.  Future aggregate minimum annual rental payments under all of these leases for the next three years are as follows:

Twelve months ending September 30, (in thousands)
2009	$103
2010	$71
2011	$9

Rent expense under these operating leases was approximately $76 and $74 for the nine months ended September 30, 2008 and 2007 respectively.

The Company is also obligated under certain five-year, slot equipment operating leases, the projected costs of which are not included in the table above due to fluctuating inventory, expiring in 2011 and 2012, which provide for a monthly fixed rental fee per slot machine, and an option for replacement to different/newer machines during the term of the lease.  In the third quarter of 2008, the Company’s slot lease expenses were approximately $589 versus $482 in the comparable twelve month period in 2007, principally as a result of a net addition of 16 slot machines as of September 30, 2008.

Employment Agreements - On December 31, 2007, TWC extended the two and a half year employment agreement with Mr. Rami S. Ramadan, the Company’s Chief Executive Officer (“CEO”), for a renewal term of one year, ending December 31, 2008.  Further, the employment agreement provides that unless either the Company or Mr. Ramadan notifies the other of its/his intent not to extend the term on or prior to September 30, 2008 or on or prior to each September 30th thereafter, then the term shall be automatically extended for a period of one year to the next December 31st.  Accordingly, the term of Mr. Ramadan’s employment agreement was automatically extended to December 31, 2009.  The employment agreement provides for annual compensation, plus participation in future benefits programs and stock options plans.  It also includes numerous termination provisions that may provide Mr. Ramadan with cash severance payments and the continuation of healthcare coverage for a period of time under specified circumstances.  Effective April 1, 2008, Mr. Ramadan’s annual salary was increased to $450 from $400, as recommended by the Company’s Compensation Committee and approved by its Board of Directors.  As of September 30, 2008, only approximately $113 of annual compensation, payable in 2008, remains under said employment agreement, excluding any bonus awards that may be granted in 2008.

Pursuant to this renewal of the employment agreement with Mr. Ramadan in July 2005, he received a grant of seven-year options to purchase an aggregate total of 175,000 shares of the Company’s Common Stock in allotments of 35,000 shares per annum over a four-year vesting period.  These options, of which 140,000 have vested, are exercisable at prices, depending on point in time, ranging from $2.80 per share on July 1, 2005 to $4.11 per share on January 1, 2012.  No vested options have been exercised by Mr. Ramadan as of September 30, 2008.  Also pursuant to this July 2005 employment agreement, Mr. Ramadan was granted 75,000 restricted shares of the Company’s Common Stock that will vest in 25,000 share allotments, upon reaching designated earnings per share targets.  None of the restricted shares have been vested as of September 30, 2008.

On February 4, 2007, Mr. Ramadan was granted seven year options to purchase 50,000 shares of Common Stock, of which options to purchase 12,500 shares vested immediately, 12,500 vested on February 4, 2008 and the balance will vest in two equal parts, over the three-year vesting period, commencing on the first anniversary of the date of grant.  The exercise price of these options was set at $3.75 per share, which represent a price greater than the closing price on the date of grant.

Further, on October 23, 2007, pursuant to the Company’s 2004 Equity Incentive Plan, Mr. Ramadan was granted seven year options to purchase 125,000 shares of Common Stock, with options to purchase 25,000 shares that vested immediately, and the balance to be vested in four equal parts, over a four-year vesting period, commencing on the first anniversary of the date of grant.  The exercise price of all these options, vested and unvested, is set at $4.85 per share, the closing stock price on October 23, 2007, and will escalate at 4.2% per annum.

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

Profit Sharing Plan - The 2007 Profit Sharing Plan was approved by the Compensation Committee of the Board on November 9, 2007.  The 2007 Profit Sharing Plan permits designated key management employees (“KME”) to share in the profits of the Company.  The profit sharing pool will be calculated based on a graduated scale of the attainment of consolidated year-end net income before taxes versus the annual budget.  The maximum sum to be distributed from that pool is set at 50% of the aggregate of the annual salaries of the KMEs.  Each KME is required, pursuant to the 2007 Profit Sharing Plan, to defer 20% of his or her annual profit sharing award, if attained, into the Deferred Plan.

Taxing Jurisdiction - The Czech Republic currently has a number of laws related to various taxes imposed by governmental authorities.  Applicable taxes include gaming tax, VAT, charity tax, and payroll (social) taxes.  Tax declarations, together with other legal compliance areas (as examples, customs and currency control matters) are subject to review and investigation by a number of authorities, which are enabled by law to impose severe fines, penalties and interest charges, and create tax risks in the Czech Republic.  Management believes that it has adequately provided for its Czech tax liabilities as of September 30, 2008.

Legal Proceedings - TWC is often subject to various contingencies, the resolutions of which, management believes will not have a material adverse effect on the Company’s consolidated financial position or results of operations.  TWC is not involved in any material legal proceeding nor was the Company involved in any material litigation during the quarter ended September 30, 2008, or through the date of this filing.

3.              Liquidity.

As of September 30, 2008, the Company had a working capital surplus of approximately $826, a $3,189 reduction over a working capital surplus of $4,015 at December 31, 2007.  This was due primarily to the Company’s investment into the construction of Hotel Savannah and an adjoining, fully-equipped spa and wellness center, which was partially offset by strong earnings achieved by its two largest casinos: Route 55 and Route 59.

As of September 30, 2008, the Company had drawn its fully available balance of 150,000 CZK, or $8,968, from its line of credit with Commerzbank Aktiengesellschaft, pobocka Praha (“Commerzbank”).  The credit facility requires quarterly testing and compliance with certain financial covenants, following TWC’s regulatory filings. (See also Note 4 of the “Notes to the Consolidated Financial Statements” of the Company’s Form 10-KSB for the year ended December 31, 2007).  TWC was in full compliance with these financial covenants as of September 30, 2008.

The Company believes that its cash resources at September 30, 2008, in addition to the anticipated cash to be provided by existing operations, will be sufficient to fund its activities for the next twelve months.

Further, as a complement to its gaming operations, the Company is constructing the Hotel Savannah, a 77-room, four-star hotel, the first for the Company, and an adjoining, fully-equipped spa and wellness center.  Both operations are scheduled to open in January 2009.  The hotel will be connected to its Route 59 casino with the hotel’s main restaurant linking the two buildings.  The hotel, spa and wellness center are expected to contribute incremental cash and ultimately enhance the Company’s overall results.  There can be no assurances that management’s projections will be realized.

4.              Summary of Selected Significant Accounting Policies.

(a)          Revenue Recognition - The Company complies with the SEC’s Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements, as amended by SAB 104.”  Casino revenue is defined as the net win from gaming activities, which is the difference between gaming wagers and the amount paid out to patrons, and is recognized on the day it is earned.  Revenues generated from ancillary services, including sales of food, beverage, cigarettes, and casino logo merchandise are recognized at the time the related services are performed or products are sold, and represent less than three percent of total revenues.

(b)         Earnings per share - The Company complies with accounting and disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.”  Basic earnings (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per common share incorporate the dilutive effect of common stock equivalents on an average basis during the period.  The Company’s common stock equivalents currently include only stock options, as all outstanding warrants expired on March 31, 2008.  Thus, unexercised stock options to purchase 429,095 shares as of September 30, 2008 and unexercised stock options and warrants to purchase 311,117 shares of Common Stock as of September 30, 2007 were included in the computation of diluted earnings per common share, only if such unexercised warrants and stock options were “in-the-money” and vested.

(c)          Goodwill - Goodwill represents the excess of the cost of the Company’s Czech subsidiaries over the fair value of their net assets at the date of acquisition, which consists of only the Ceska and Rozvadov casinos.  Under SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test.  The impairment assessment requires the Company to compare the fair value of its Czech Republic “reporting unit,” which is comprised of its Ceska and Rozvadov casinos, and the Company’s reporting unit as defined under SFAS No. 142, to its carrying value (the net equity of the Company) to determine whether there is an indication that an impairment exists.  The fair value of the Czech Republic reporting unit is determined through a combination of recent appraisals of the Company’s real property and a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”), which was based on the Company’s experience and data from independent, third parties.  There were no triggering factors during the third quarter of 2008 which would require testing for impairment on an interim basis.  The Company will perform its next required annual assessment of goodwill by December 31, 2008.

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

The impact of foreign currency translation on goodwill is presented below:

	Applicable
	Foreign Exchange
As of September 30, 2008 (in thousands, except FX)	Rate ("FX") (2)	Goodwill		Method

Residual balance, as of January 1, 2003 (in USD) (1)		USD	$3,579	(A)

USD residual balance (A), translated at June 30, 1998 (date of acquisition), at FX rate of:	33.8830	CZK	121,267
(i.e., 2003 CZK Balance)

2003 CZK balance, translated to USD:
At September 30, 2008 at FX of:	17.0835	USD	7,098	(B)

Net increase (step-up) to Goodwill (adjustment made to Translation Adjustment in consolidation):			$3,519	(B-A)

Increase to Goodwill is booked as follows:
Step-up for the year ended December 31, 2003 at avg. FX of	28.2170	USD	$1,080
Step-up for the year ended December 31, 2004 at avg. FX of	25.7251	USD	765
(Step-down) for the year ended December 31, 2005 at avg. FX of	23.9905	USD	(482)
Step-up for the year ended December 31, 2006 at avg. FX of	22.6253	USD	873
Step-up for the year ended December 31, 2007 at avg. FX of	20.3285	USD	881
Step-up for the nine months ended September 30, 2008 at avg. FX of	16.3684	USD	402
			$3,519

(1)          Goodwill was amortized over 15 years until the Company started to comply with SFAS No. 142, since January 1, 2002. This balance represents the remaining, unamortized goodwill, after an impairment charge taken prior to January 1, 2003.

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

(f)            Comprehensive income - The Company complies with SFAS No. 130, “Reporting Comprehensive Income.”  SFAS No. 130 establishes rules for reporting and display of comprehensive income (loss) and its components.  SFAS No. 130 requires the Company’s change in the foreign currency translation adjustments to be included in other comprehensive income (loss).

(g)         Income taxes - The Company complies with SFAS No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed for differences between the financial statement and the tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.  In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 creates a single accounting and disclosure model for uncertain tax positions, provides guidance on the minimum threshold that a tax uncertainty is required to meet before it can be recognized in the financial statements and applies to all tax positions taken by a company, both those deemed to be routine as well as those for which there may be a high degree of uncertainty.

(h)         Recently adopted accounting pronouncements - In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It applies to other accounting pronouncements where the FASB requires or permits fair value measurements but does not require any new fair value measurements. In February 2008, FASB issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted SFAS No. 157 for financial assets and liabilities on January 1, 2008. It did not have any impact on the Company’s results of operations or financial position and did not result in any additional disclosures. The Company is in the process of evaluating the effect, if any, the adoption of FSP No. 157-2 will have on its consolidated results of operations or financial position.  The Company does not expect the adoption of FSP No. 157-2 to have a material effect on its consolidated financial statements.  On October 10, 2008, the FASB issued FSP FAS No. 157-3, “Fair Value Measurements” (FSP FAS 157-3), which clarifies the application of SFAS No. 157 in an inactive market and provides an example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued.  The adoption of this standard did not have a material impact on the Company’s consolidated results of operations, cash flows or financial positions.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 155” (“SFAS No. 159”). This statement permits entities to choose to measure selected assets and liabilities at fair value. The Company adopted SFAS No. 159 on January 1, 2008 resulting in no impact to the Company’s consolidated financial condition, results of operations or cash flows.

(i)             New accounting pronouncements - In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”).  SFAS 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the fair value of identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date.  SFAS 141R determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS 141R on its consolidated results of operations and financial condition and plans to adopt it as required in the first quarter of fiscal 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), an amendment of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”).  SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. This pronouncement is effective for fiscal years beginning after December 15, 2008. TWC is currently evaluating the impact of adopting SFAS 160 on its consolidated results of operations and financial condition and plans to adopt it as required in the first quarter of fiscal 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment to FASB Statement No. 133.” SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement, which is expected to occur in the first quarter of 2009, is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts — An interpretation of FASB Statement No. 60.” SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

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

Forward-looking statements that we make are based on a knowledge of our business and the environment in which we operate, but because of the factors listed above, actual results may differ significantly from those in forward-looking statements. Consequently, these cautionary statements qualify all of the forward-looking statements we make herein. The results or developments we anticipate may not be realized. Even if substantially realized, those results or developments may not result in the expected consequences for us or affect us, our business or our operations in the ways we expect. We caution readers not to place undue reliance on any of these forward-looking statements in this Form 10-Q, which speak only as of their dates. We assume no obligation to update any of the forward-looking statements.

Nature of Business and Competition

We are engaged in the acquisition, development and management of niche casino operations in Europe, which feature gaming tables and mechanized gaming devices, such as video slot machines, as well as the acquisition and/or development and eventual management of small to midsize hotels, which may include casino facilities.  In October 2008, the government of the Czech Republic renewed the casino license for our Czech subsidiary, American Chance Casinos, for another 10 years, thus re-affirming its faith in the stability of our Company.

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

Currently, we managed six operating units, four of which are wholly-owned casinos in the Czech Republic (“CZ”), and a casino and a nightclub, managed under a 10-year management contract, in Croatia.  The Croatian casino and adjoining nightclub (collectively known as the “Grand Casino Lav”), is located in the Le Meridien Lav resort in Podstrana, near Split, Croatia.  The Grand Casino Lav’s revenues and expenses are recognized on the owner’s books, while we derive only management fee income from the performance results of the Grand Casino Lav, which are recognized in our consolidated financial statements.  The Grand Casino Lav currently has two competitors.  With respect to our Czech casinos, two of them are located in the western part of the CZ, close to the border of Germany.  The larger of the two, located in Ceska Kubice (“Ceska”), currently has four competitors. The smaller one is located in the town of Rozvadov (“Rozvadov”), and currently has one competitor.  The other two Czech casinos are located in the southern part of the CZ, close to the Austrian border.  The larger of these two, “Route 55,” located in Dolni Dvoriste, a 40-minute ride north from Linz, Austria on the main highway to Prague, Czech Republic, has two competitors.  The other casino, “Route 59,” which, in 2007, underwent a major building expansion and renovation, is located in Hate, near Znojmo, a 45-minute ride north from Vienna, Austria on the main highway to Prague, and currently has two competitors.  Our 77-room, four-star hotel, Hotel Savannah, and an adjoining, fully-equipped spa and wellness center, which are both under construction, will be connected to our Route 59 casino with the hotel’s main restaurant linking the two buildings.  Both facilities are due to open in January 2009.

Exchange Rates

Due to the fact that the Company’s operations are located in Europe, TWC’s financial results are subject to the influence of fluctuations in foreign currency exchange rates.  Pursuant to the January 2002 adoption of the Euro (“EUR”) as the sole trading currency by all European Union member nations that had previously tied their local currencies to it, our operations conducted business in EURs and Czech Koruna (“CZK”) for the Czech units and EURs and Croatian Kunas for the Croatian unit, the local currencies in which payroll and most payable items are paid.  As our primary reporting subsidiary, ACC, is a Czech entity, all revenues and expenses, regardless of sources of origin (eg. Croatia), are recognized in the Czech currency and translated to USD for reporting purposes. We do not hedge our foreign currency holdings.

The actual 2008 and 2007 operating results in local currency for the Czech casino units were derived from converted EUR revenues, which are then translated, for reporting purposes, into to US Dollars (“USD”) using the average of the daily exchange rates of each month in the reporting periods.  A table listing the monthly average exchange of USD and EUR rates for each CZK unit is depicted below.  As all of the Grand Casino Lav’s operating results, including revenues and expenses, are recognized on the owner’s books, the foreign currency exchange impact is limited to only our earned management fees income, which were non-material to our consolidated financial results, for the nine and three months ended September 30, 2008.

For one (1) CZK equivalent:

Average Rates for:	USD		EUR
Period	2008	2007	2008	2007
September	0.0590	0.0505	0.0410	0.0363
August	0.0619	0.0490	0.0412	0.0359
July	0.0672	0.0484	0.0426	0.0353
June	0.0641	0.0471	0.0411	0.0351
May	0.0621	0.0480	0.0399	0.0355
April	0.0630	0.0483	0.0399	0.0358
March	0.0615	0.0473	0.0397	0.0357
February	0.0580	0.0463	0.0393	0.0354
January	0.0566	0.0468	0.0384	0.0360

The consolidated balance sheet totals of the Company’s foreign subsidiaries at September 30, 2008 and December 31, 2007 were converted to USDs using the interbank exchange rates, which are depicted in the following table:

As of	USD	CZK
September 30, 2008	1.00	17.0835
December 31, 2007	1.00	18.1103

All interbank exchange rates were publicly obtained via www.oanda.com.

Critical Accounting Policies

The discussion and analysis of our consolidated financial condition and results of operations are based upon our condensed financial statements. These condensed financial statements have been prepared following the requirements of accounting principles generally accepted in the United States (“GAAP”) and Article 8 and Article 10 of Regulation S-X for smaller reporting companies and interim periods, respectively, and require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to potential impairment of goodwill and share-based compensation expense. As these are condensed consolidated financial statements, one should also read expanded information about our critical accounting policies and estimates provided in Item 6, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-KSB for the year ended December 31, 2007. There have been no material changes to our critical accounting policies and estimates for the period ended September 30, 2008 from the information provided in our Form 10-KSB for the year ended December 31, 2007.

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

Review of the Condensed Consolidated Interim Results of the Company:

Three Months Ended September 30, 2008 and 2007:

The changes in the unaudited condensed consolidated results of the Company for the three months ended September 30, 2008 versus the results for the three months ended September 30, 2007 are depicted in the following table:

	Three Months Ended		Three Months Ended
(in thousands)	September 30, 2007	Change	September 30, 2008

Net income	$587
Revenues		$1,897
Cost of revenues		(1,111)
Depreciation and amortization		(102)
Selling, general and administrative		(88)
Interest expense, net		(134)
Foreign exchange loss		(3)
Net income		$459	$1,046

For the quarter ended September 30, 2008, our revenues increased 25.2%, or approximately $1.9 million to $9.4 million, over revenues of $7.5 million for the comparable quarter in 2007.  The revenue improvement was due to a stronger consolidated DpH at our Czech casinos, which was capitalized by a superior WP, and to improved slot results.  Slot revenues, representing 42.7% of total revenue, grew 34.7% over the same quarter of 2007 as a result of the increasing popularity of these games with our customers, while Grand Casino Lav management fees added $38,000 in the third quarter of 2008.

Our cost of revenues increased by approximately $1.1 million, or 27.5%, largely as a result of volume-driven costs, including:  labor, gaming taxes and free player amenities and gifts.  For the quarter ended September 30, 2008 versus the same quarter in 2007, slot rent expenses were approximately $589,000 versus $482,000, respectively, an increase of 22.2%, due to the net addition of 16 more slot machines during this period.

Our depreciation expense increase of $102,000, or 33.0%, was due primarily to the added asset value from the extension and renovation work at Route 59 completed in 2007.

Our selling, general and administrative cost increase of $88,000, or 3.5%, in the third quarter of 2008 versus the same quarter in 2007 was due primarily to the negative impact of foreign currency exchange in transactions between the EUR and the CZK, which were largely offset by the absence of bank fees that were incurred in 2007 in connection with the establishment of the Commerzbank credit facility.

Our net interest expense increase of $134,000, or 134.0% was due to the interest payments we made on the fully drawn balance of our Commerzbank credit facility.

As a result of the strength of revenue, we achieved a 78.2%, or $459,000, increase in net income for the three months ended September 30, 2008 versus the results for the same three months in 2007.

Nine Months Ended September 30, 2008 and 2007:

The changes in the unaudited condensed consolidated interim results of the Company for the nine months ended September 30, 2008 versus the results for the nine months ended September 30, 2007 are depicted in the following table:

	Nine Months Ended		Nine Months Ended
(in thousands)	September 30, 2007	Change	September 30, 2008

Net income	$2,010
Revenues		$5,795
Cost of revenues		(3,591)
Depreciation and amortization		(218)
Selling, general and administrative		(1,237)
Interest expense, net		(313)
Foreign exchange loss		(4)
Net income		$432	$2,442

For the nine months ended September 30, 2008, we posted a revenue increase of $5.8 million, or 26.7%, on  revenues of approximately $27.5 million compared to the $21.7 million for the comparable period in 2007.  The revenue improvement was generally due to the improved performance of our two largest casinos, including a 5.3% increase in live games attendance and a better WP.  Slot revenues represented 42.6% of total revenue, and showed a 34.1% increase over the same nine months of 2007 as a result of the increasing popularity of these games with our customers, while Grand Casino Lav management fees added $128,000 in the first nine months of 2008.  Compared with the first nine months of 2007, the local currency, CZK, sharply appreciated, by 8.0%, against our principal revenue currency, the EUR, thereby reducing our revenue base, which, in turn, had a negative impact on our operating margins.

Our cost of revenues increased by approximately $3.6 million, or 30.9%, largely as a result of volume-driven costs, including:  labor, gaming taxes and complimentary player amenities and gifts.  Further, the rapid increase in economic costs of supplies and services intensified our operational costs, which were impacted as a result of a strengthening Czech currency versus the EUR and USD currencies.  For the nine months ended September 30, 2008 versus the same period in 2007, slot rent expenses were approximately $1.8 million versus $1.4 million, respectively, an increase of 28.6%, due to the net addition of 16 more slot machines during this period.

Our depreciation expense increase of $218,000, or 23.9%, was due primarily to the added asset value from the extension and renovation work at Route 59 completed in 2007.

Our selling, general and administrative cost increase of $1.2 million, or 17.8%, over the same nine months in 2007 was due primarily to the negative impact of foreign currency exchange in transactions between the EUR and the CZK, which was partly offset by the absence of bank fees that were incurred in 2007 in connection with the establishment of the Commerzbank credit facility.

Our net interest expense increase of $313,000, or 127.2% was due to the interest payments we made on the drawn balance of our Commerzbank credit facility.

As a result of the above, we achieved a 21.5%, or $432,000, net income improvement for the nine months ended September 30, 2008 versus the comparable period a year ago.

Our Facilities:

Each of our casinos offer a restaurant and a full bar, and in the larger units, lounge areas and multiple bars.

Ceska

Our Ceska casino, which has a 1920’s Chicago Prohibition Period theme, currently has 15 live game tables, including seven card tables and eight roulette tables.  Through 2007, Ceska added an aggregate of 14 new video slot machines, plus four more in 2008, bringing the current total to 70 machines.

Rozvadov

Our Rozvadov casino, which has a South Pacific theme, currently operates seven live game tables, including three card tables and four roulette tables, and 30 video slot machines.

Route 59

Route 59 currently includes 22 live game tables, which consist of 12 card tables, two of which were added in 2008; nine roulette tables; and a Slingshot multi-win roulette table; as well as 102 video slot machines, 32 of which were added in 2007.  Since the recent expansion and renovation projects to the casino, completed in 2007, newly-themed with a style reminiscent of New Orleans in the 1920’s, the unit has begun to show measurable performance improvements.

Route 55

Route 55, our largest casino, features a style reminiscent of Miami Beach in the early 1950’s.  The two-story casino offers 24 live game tables, including 13 card tables, 10 roulette tables, a Slingshot multi-win roulette, as well as 120 video slot machines, 20 of which were added in 2007.  On the mezzanine level, the casino offers a VIP lounge, and a VIP gaming room equipped with four gaming tables, which are included in the 24 table count.

Grand Casino Lav

The Grand Casino Lav currently has 18 gaming tables, including six roulette tables and twelve card tables, two of which are in the VIP dedicated area; 60 video slot machines, a mezzanine bar with a view overlooking the gaming floor, and a full-service nightclub.

Sales and Marketing

We utilize a wide range of media marketing and promotional programs in an effort to differentiate our product from the competitors and to secure and enhance our competitive position in the respective markets being served.  With respect to our Czech casinos, we aggressively target nearby key cities for our media campaigns, most notably Vienna and Linz in Austria and Regensburg in Germany, as well as the areas surrounding these cities, all of which are within driving range of our casinos.  For our Croatian unit, we focus our marketing programs toward Le Meridien Lav hotel guests, as well as guests in surrounding hotels.  In addition, marketing efforts are targeting Split, the second largest city in Croatia.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2008, we had a working capital surplus of approximately $826,000, an approximately $3.2 million reduction over a working capital surplus of $4.0 million at December 31, 2007.  This was due primarily to the Company’s investment in the construction of the Hotel Savannah and an adjoining, fully-equipped spa and wellness center, which was partially offset by improved earnings achieved by our two largest casinos: Route 55 and Route 59.

As of September 30, 2008, we had drawn our fully available balance of 150 million CZK, or approximately $9.0 million, from our line of credit with Commerzbank Aktiengesellschaft, pobocka Praha (“Commerzbank”).  The credit facility requires quarterly testing and compliance with certain financial covenants, following our regulatory filings. (See also Note 4 of the “Notes to the Consolidated Financial Statements” of our Company’s Form 10-KSB for the year ended December 31, 2007).  We were in full compliance with these financial covenants as of September 30, 2008.

We believe that our cash resources at September 30, 2008, in addition to the anticipated cash to be provided by existing operations, will be sufficient to fund our activities for the next twelve months.

Further, as a complement to our gaming operations, we are constructing the Hotel Savannah, a 77-room, four-star hotel, and an adjoining, fully-equipped spa and wellness center.  Both operations are scheduled to open in January 2009.  The hotel will be connected to our Route 59 casino with the joint facility’s main restaurant linking the two buildings.  The hotel, spa and wellness center are expected to contribute incremental cash and ultimately enhance the Company’s overall results.  There can be no assurances that our management’s projections will be realized.

We have no off-balance sheet arrangements.  We are obligated under various contractual commitments over the next three years.  The following is a five-year summary of our commitments as of September 30, 2008:

(in thousands)		Less than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
Long-term, unsecured debt, U.S.	$1,550	$—	$1,550	$—	$—
Long-term, secured debt, foreign	8,968	188	8,780
Operating leases	592	435	157
Employment agreements	113	113

Total contractual obligations	$11,223	$736	$10,487	$—	$—

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

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

The information in this section should be read in conjunction with information related to changes in the exchange rates of foreign currency in “Part II — Other Information, Item 1A. Risk Factors.”  Changes in foreign exchange rates could materially adversely affect our consolidated results of operations or financial condition.

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

In continuation of the trend in 2007, these foreign currencies further strengthened against the USD in 2008, which increased our revenue and expense totals converted into USDs.  However, since our revenues were earned in EURs and the majority of casino related expenses were paid in CZKs or Kunas, depending on the country of operation, we incurred a disproportionate increase in the USD value of expenses versus revenues, in the case of the Czech units, as a result of the fact that the CZK strengthened more against the EUR overall than it did versus the USD over the course of the nine months ended September 30, 2008.  Thus, our earnings benefited less from the weakness of the USD versus these currencies than did our revenues.

ITEM 4.                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), Rule 13a-15(e), which is designed to provide reasonable assurance that information, which is required to be disclosed in our reports filed pursuant to the Exchange Act, is accumulated and communicated to management in a timely manner. At the end of the quarterly period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including Mr. Ramadan, our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, Mr. Ramadan concluded that, as of the date of such evaluation, our disclosure controls and procedures were effective in timely alerting him to information relating to us that is required to be included in our reports filed under the Exchange Act.

Changes in Internal Control over Financial Reporting

During the third quarter of 2008, there were no significant changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

We are often subject to various contingencies, the resolutions of which, our management believes will not have a material adverse effect on our consolidated financial position or results of operations.  We were not engaged in any material legal proceeding nor were we involved in any material litigation during the quarter ended September 30, 2008, or through the date of this filing.

ITEM 1A.             RISK FACTORS

                Except for the risk factors detailed below, there have been no addition of significant risk factors from the information provided in our Form 10-KSB for the year ended December 31, 2007.

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

Dilutive Effect of Options

As of November 4, 2008, there were 429,095 options outstanding to purchase shares of our Common Stock, which, if all were exercised, would represent 4.6% of the 9,288,219 shares of Common Stock that would be outstanding.  The issuance of such securities would have a dilutive effect on any earnings per share that we may generate when the earnings per share are evaluated on a fully diluted basis.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                OTHER INFORMATION

None.

ITEM 6.                EXHIBITS

Reference is made to the Exhibit Index hereinafter contained.

TRANS WORLD CORPORATION
EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008

Item No	Item	Method of Filing

3.1(a)	Articles of Incorporation	Incorporated by reference to Exhibit 3.1 contained in the registration statement on Form SB-2 (File No. 33-85446-A).

3.1(b)	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to Exhibit 3.1 contained in the Form 10-KSB for the fiscal year ended December 31, 2000 (File No. 0-25244).

3.1(c)	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to Exhibit 3.1 contained in the Form 10-KSB for the fiscal year ended December 31, 2004 (File No. 0-25244).

3.1(d)	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to Exhibit 3.1 contained in the Form 10-Q for the quarter ended June 30, 2008 (File No. 0-25244).

3.2	Bylaws	Incorporated by reference to Exhibit 3.2 contained in the registration statement on Form SB-2 (File No. 33-85446-A).

4.1	Specimen Common Stock Certificate	Incorporated by reference to Exhibit 4.1 contained in the registration statement on Form SB-2 (File No. 33-85446-A).

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

TRANS WORLD CORPORATION

Date: November 10, 2008	By:	/s/ Rami S. Ramadan
President, Chief Executive Officer and Chief Financial Officer