Form 10-K
period 2008-12-31
TRANS WORLD CORP
filed 2009-03-12
CIK 914577

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to                                           .

Commission File No.:  0-25244

TRANS WORLD CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	13-3738518
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

545 Fifth Avenue, Suite 940 New York, New York	10017
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (212) 983-3355

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES   ☒      NO   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act.
(Check one):    Large accelerated filer    ☐       Accelerated filer    ☐   Non-accelerated filer    ☐     Smaller reporting company    ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act.  YES   ☐      NO   ☒

The aggregate market value of Common Stock of the Registrant as of June 30, 2008, based upon the average bid and asked price of $3.44 as reported on the OTC Bulletin Board on that date, was $30,432,387.00.  As of March 9, 2009, there were 8,871,640 shares of Common Stock of the Registrant deemed outstanding as of said date.

TRANS WORLD CORPORATION
FORM 1O-K

i

PART IV.
	Item 15.	Exhibits and Financial Statement Schedules	55

EXHIBITS INDEX			56

SIGNATURES AND CERTIFICATIONS			59

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS			18

Item 1.  Business.

General Development of Business

Trans World Corporation (hereinafter referred to as “we”, “us”, “our Company”, or “TWC”) was organized as a Nevada corporation in October 1993 for the acquisition, development and management of gaming establishments, to the extent permitted by applicable local laws, featuring live and mechanized gaming, including video gaming devices such as video poker machines, primarily in Louisiana.  In 1998, we amended our operating strategy by shifting our focus to the casino market in Europe.  Today, we operate five full-service casinos; four of which are owned and one of which is managed under contract.  The four fully-owned casinos are in the Czech Republic, located in Ceska Kubice (“Ceska”), Rozvadov (“Rozvadov”), Hate (“Route 59”), and Dolni Dvoriste (“Route 55”). The property operating under a management contract,  the Grand Casino Lav and InMotion Nightclub (collectively referred to as the “Grand Casino Lav”), is located in Podstrana, Croatia, in the Le Meridien Lav hotel resort near the city of Split.

The Czech casinos, which conduct business under our brand name, American Chance Casinos (“ACC”), are situated at border locations and draw the majority of their customers from Germany and Austria.  Each of the casinos has a distinctive theme, portraying recognizable eras of American history: Pacific South Seas, Chicago in the Roaring 1920’s during Prohibition, New Orleans in the 1920’s, and Miami Beach in the 1950’s.  ACC’s operating strategy centers on differentiating its products and service offerings from the very formal German and Austrian casinos, and as a result, management has endeavored to create gaming environments with casual and exciting atmospheres, emphasizing entertainment.  Further, as part of the ACC operating formula, our management strives to uphold the integrity and professionalism of our operations as a means to dispel any concerns that customers and governments might have about gambling.

In addition to the above operations, on January 14, 2009, we held our soft-opening of Hotel Savannah, a 77-room, four-star deluxe hotel, which is physically connected to our Route 59 casino.  A full-service spa and wellness center, which is attached to the hotel, is under final construction and is expected to open around mid-March 2009.  The hotel features banquet halls for meetings and special events as well as a full-service restaurant and bar.

We have no operating presence in the United States.

Corporate Information

Our corporate offices are located at 545 Fifth Avenue, Suite 940, New York, New York 10017, our telephone number is (212) 983-3355, our website is www.transwc.com and the ACC website is www.acc.cz.  Neither websites are a part of this Form 10-K.

Description of Business

TWC is engaged in the acquisition, development and management of niche casino operations in Europe, which feature gaming tables and mechanized gaming devices, such as video slot machines, as well as the acquisition, development and eventual management of small to mid-size hotels, which may include casino facilities.  Our planned expansion into the hotel industry is founded on management’s belief that hotels in the small to mid-size boutique class are complementary to our casino brand, that opportunities in one of these two industries often lead to, or are tied to, opportunities in the other industry, and that a more diversified portfolio of assets will give us greater stability and make TWC more attractive to potential investors.  Further, several of our top management executives have extensive experience in the hotel industry.

Market Overview and Competition

Casinos in Germany and Austria have formal atmospheres and an air of exclusivity, while our casinos offer relaxed but exciting ambiance, which, for many of our patrons, have become a desirable alternative.  Further, we have established ACC as a reputable casino company in the Czech Republic through our high customer service standards, professionalism, and strict adherence to all local gaming regulations.

As of December 31, 2008, four casinos operate in direct competition with our Ceska casino, while one competitor casino operates across the street from our Rozvadov casino.  Each of our Route 59 and Route 55 casinos currently has two direct competitors.  Some of these competitors are larger and have financial and other resources that are greater than ours.

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

The gaming industry in Eastern Europe faces competition from a variety of sources for discretionary consumer spending including spectator sports and other entertainment and gaming options. Competitive gaming activities include traditional casinos, video lottery terminals, state-sponsored lotteries and other forms of legalized gaming. Additionally, web-based interactive gaming and wagering is growing rapidly and affecting competition in our industry. We anticipate competition in this area will become more intense as new web-based ventures enter the industry.

Costs and Effects of Environmental Compliance

We incurred no material costs or effects of environmental compliance for the year ended December 31, 2008.

Internet Access

We are a reporting company under the rules of the Securities and Exchange Commission (“SEC”). Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 are available free of charge on or through our website (www.transwc.com) as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission. In addition, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Our Facilities

Our casinos each offer a restaurant and a full bar, and in the larger units, lounge areas and multiple bars.

Our Ceska casino, which has a 1920’s Chicago Prohibition Period theme, currently has 15 gaming tables, including seven card tables and eight roulette tables.  Through 2008, Ceska added, in aggregate, 8 new video slot machines, bringing the total to the current 72, as of March 9, 2009.  The address of our Ceska casino is Ceska Kubice 64, Ceska Kubice 345 32, Czech Republic.

Our Rozvadov casino, which has a South Pacific theme, currently operates 8 gaming tables, including four card tables and four roulette tables, and 24 video slot machines, as of March 9, 2009.  Our Rozvadov casino is located at Rozvadov 26, Rozvadov 348 07, Czech Republic.

Our Route 59 casino, whose address is Route 59, 199 American Way, Hate-Chvalovice, Znojmo 669 02, as of March 9, 2009, includes 22 gaming tables, which consist of 12 card tables, nine roulette tables, and a Slingshot multi-win roulette table, and 102 video slot machines.  The unit was expanded and renovated over the course of 2006 and 2007, the scope of which included: (i) refurbishment of the existing space, including reception reconfiguration; (ii) expansion of the building, including an extension of the gaming floor area; (iii) construction of a large, centrally located stage; (iv) introduction of a second bar; (v) introduction of a New Orleans theme throughout the casino; (vi) expansion of the parking area to accommodate up to 220 cars; (vii) reconstruction of its gaming floor roof; and (viii) a revolving door entrance.   Further, beginning in 2009, a reception area in the corridor between the casino and Hotel Savannah has been opened to permit easier access between the two operations.

Our largest casino, Route 55, features a Miami Beach “Streamline Moderne” style, reminiscent of Miami Beach in the early 1950’s.  The two-story casino offers 24 tables, including 13 card tables, 10 roulette tables, a Slingshot multi-win roulette table, and 120 video slot machines.  On the mezzanine level, the casino offers a full-service, Italian restaurant, an open buffet area, a VIP lounge, and a VIP gaming room equipped with four gaming tables, which are included in the 24 table count.  This casino is at Route 55, Grenzubergang Wullowitz, Dolni Dvoriste 382 72, Czech Republic.

Our Grand Casino Lav unit currently has 18 gaming tables, including six roulette tables, eleven card tables, two of which are in the VIP dedicated area, a multi-roulette table, and 60 video slot machines, a panoramic mezzanine bar with a view overlooking the gaming floor, and a full-service nightclub.  The address of the Le Meridien Lav Hotel is Grljevacka 2A, Podstrana 21312, Croatia.

As a complement to our gaming operations, we recently opened Hotel Savannah, a 77-room, European four-star deluxe hotel, the first for the Company.  The full-service spa and wellness center, complete with a large indoor pool, that is attached to the hotel is scheduled to open in mid-March 2009, and will be operated by a sub-contractor.  The hotel and wellness center are connected to our Route 59 casino with the joint facility’s main restaurant linking the two buildings.  The hotel held its soft-opening on January 14, 2009 and anticipates that its grand opening will occur in mid-April 2009.  The combined operation of hotel and wellness center is expected to contribute incremental cash and ultimately enhance the Company’s overall results.

Future Operations

In furtherance of our diversification goals, we are seeking to enhance our casino units with complementary operations, as was done for Route 59 with the addition of Hotel Savannah and a full-service spa and wellness center.

Long Range Objectives

Our operations are predominantly in the gaming industry.  Consequently, our senior corporate management, several of whom have extensive experience in the hotel industry, are exploring ways to expand the Company’s operations through the acquisition and/or development of new, complementary non-gaming business units, while continuing to grow the Company’s existing operations.  We will also seek to manage business units that complement our existing operations, while acquisitions will be based on evaluations of the potential returns of projects that arise and the availability of financing.

Marketing

In the year ended December 31, 2008, we increased and tailored our marketing and promotional programs in an ongoing effort to secure and enhance our competitive position in the markets that we serve.  The casinos’ event calendars were broadened to attract new players, while focusing on higher player-incentive games to retain existing players.  In addition, we continued our sponsorships of several regional, athletic teams and were a benefactor in a number of community and social projects during the year, as a way to further promote our image and positive contribution to the communities in which we operate.  We also continued our popular, cultural-themed and holiday-related parties, which feature live entertainment, raffles and complimentary grand buffets.  Further, we aggressively targeted key cities in our media campaigns, most notably Vienna, Linz and Regensburg and the areas surrounding these cities.

In addition to our marketing programs in Croatia, we received the partial benefit of a larger marketing presence via the Le Meridien international hotel brand recognition and their marketing activities.

Regulations and Licensing

In 1998, the Czech Republic House of Deputies passed an amendment to the gaming law, which restricted foreign ownership of casino licenses.  In response, we restructured our Czech subsidiaries and legal entities to comply with the amendment and were subsequently granted 10-year gaming licenses or permits, which have since been renewed by the government of the Czech Republic for another 10-year term, expiring in 2018.  The permits are amended each time we add a new operating branch or unit.  The no-cost permits are renewable by application and must be granted as long as the corporate casino operator meets the following conditions: (i) maintain the required basic capital, which includes our gaming bonds of 26 million Czech Koruna (“CZK”) for our gaming subsidiaries; (ii) be designated as a public or private stock company (using the Czech abbreviation “a.s.”); (iii) have executive board members of said Czech stock company without criminal records; and (iv) have no overdue taxes.

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

Taxation

Value Added Taxes

In conformity with the European Union (“EU”) taxation legislation, when the Czech Republic joined the EU in 2004, its value added tax (“VAT”) increased from 5% to 22%, beginning in January 2004, and currently is between 9% and 19% for all intra-EU generated purchases. All non-EU generated purchases were impacted by identical VAT increases, beginning in May 2004.  Unlike in other industries, VATs are not recoverable for gaming operations.

Gaming Taxes

The majority of our revenues are derived from gaming operations in the Czech Republic, which are subject to gaming taxes and, therefore, we have no corporate income tax liabilities under Czech law.  For the year ended December 31, 2008, our gaming taxes averaged approximately 14.6% of gross gaming revenues, which is comprised of live (table) games and slot games revenues.  For live games revenue, the applicable taxes and fees are: (i) a 10% administration tax; (ii) a 1% state supervision fee; and (iii) a charity contribution (tax) according to the formula below, net of the aforementioned taxes and fees.  For slot games revenue, the applicable assessment is the charity tax (described below) for publicly beneficial, cultural, sporting and welfare purposes, net of local (municipality) administration and slot state-licensing fees.

Gaming taxes payable are due to the Czech Ministry of Finance annually, typically in April, while charity contributions payable, although having no stated due dates, are paid as agreed with the charities by May of the subsequent year.  The Company may allocate this charity contribution to local schools, sports clubs, subsidized or volunteered organizations, or municipalities in which each of the Company’s casinos operate.  The distribution is subject to the prior approval of the Czech Ministry of Finance.

For the year ended December 31, 2008, slot revenues of one of our three slot subsidiary companies, ACC slot, s.r.o., were subject to the 10% charity tax rate, while slot revenues of Hollywood Spin s.r.o. were subject to the 8% rate, and slot revenues of LMJ Slot, s.r.o. were subject to the 6% rate.  Charity tax rates apply according to the following table:

	Net of Applicable Gaming Taxes and Fees, in CZK
	Up to 50 million	Up to 100 million	Up to 500 million	Above 500 million
Charity tax rates (1)	6%	8%	10%	15%

(1)                      The applicable charity tax rate is determined separately on annual live game and slot game revenues, net of applicable gaming taxes and fees as generated by each of our Czech legal entities.

Corporate Income Taxes

Our Czech subsidiaries’ gaming revenues are subject to applicable gaming taxes, however our Czech holding companies’ revenues, net of exempted revenues such as inter-group dividends, are subject to Czech corporate income tax, which was 21% for year 2008.  Additionally, our non-gaming revenues are also subject to the Czech corporate income tax.

In 2008, we incurred Czech corporate income taxes of approximately $31,000 on non-gaming revenues, versus $84,000 in 2007, of which $60,000 was deferred.  There can be no assurances that tax rates, fees, or other payments applicable to our gaming operations will not be increased in the future.  (See also Note 2 and 11 of the “Notes to the Consolidated Financial Statements”)

Our Employees

As of December 31, 2008, we had a total of 550 full-time employees, including 100 in our casino in Ceska Kubice, 51 in our casino in Rozvadov, 143 at Route 59, 163 in at Route 55, 17 in our shared services office located above the Ceska casino, and five in the Company’s headquarters in New York.  Under the Grand Casino Lav management contract, we supervised 71 employees of Grand Hotel Lav, d.o.o..  None of our employees are represented by a union nor are we a party to any labor contract.  We believe that our employee relations are excellent.

Item 1A.  Risk Factors.

Our business operations involve certain risks, some of which are unique to our organization, while others are common to the industry that we operate in.  Below are important factors to consider:

General Economic Trends are Unfavorable

There is a possibility that the recent significant economic downturn being experienced in Europe may, in the future, have, a negative impact on our financial performance. The recent, severe economic downturn and adverse conditions in local, regional, national and global markets could likely negatively impact our operations in the near future. During periods of economic contraction like that currently being experienced, certain costs remain fixed or even increase, while revenues decline. The gaming services we provide are similar to other leisure activities in that they represent discretionary expenditures likely to decline during economic downturns. In some cases, even the perception of an impending economic downturn or the continuation of a recessionary climate can be enough to discourage consumers from spending on leisure activities. We cannot predict at this time what the effect will be of the current global recession on our business, financial condition, or results of operations.

We Face Significant Competition

We operate in a highly competitive industry with a large number of participants, some of which have financial and other resources that are greater than ours. The gaming industry faces competition from a variety of sources for discretionary consumer spending including spectator sports and other entertainment and gaming options. Competitive gaming activities include traditional casinos, video lottery terminals, state-sponsored lotteries and other forms of legalized gaming in the Czech Republic and in other jurisdictions.

Legalized gaming is currently permitted in various forms in the Czech Republic, Austria and Germany. Moreover, established gaming jurisdictions could award additional gaming licenses or permit the expansion of existing gaming operations. If additional gaming opportunities become available near our operations, such gaming opportunities could have a material, adverse impact on our business, financial condition, and results of operations.

Additionally, web-based interactive gaming and wagering is growing rapidly and may be affecting competition in our industry. Web-based businesses may offer consumers a wide variety of events to wager on, including other games, racetracks and sporting events. Unlike most on-line and web-based gaming companies, our operations require ongoing capital expenditures for both their continued operations and expansion. We could also face significantly greater costs in operating our business compared to these Internet gaming companies. We cannot offer the same number of gaming options as on-line and Internet-based gaming companies. Many on-line and web-based gaming companies are based off-shore and avoid regulation under applicable Czech laws. These companies may divert wagering dollars from live wagering venues, such as our casinos. The continued growth and success of these on-line ventures could have a material, adverse impact on our business, financial condition, and results of operations.

Fluctuations in currency exchange rates could adversely affect our business.

Our facilities in the Czech Republic represent a significant portion of our business, and the revenue generated is generally denominated in Euros and the expenses incurred by these facilities are generally denominated in Czech Korunas.  A decrease in the value of either of these currencies in relation to the value of the US dollar would decrease the revenue and operating profit from our operations when translated into US dollars, which would adversely affect our consolidated results of operations.  We do not currently hedge our exposure to fluctuations of these foreign currencies, and there is no guarantee that we will be able to successfully hedge any future foreign currency exposure.

Need to Diversify

At this time, our operations are primarily located in the Czech Republic.  Therefore, any future adverse legislation of the Czech Republic may have a negative impact on our operations and financial results.  We are currently seeking to develop or acquire additional interests in gaming operations and hotels in Europe.  However, there can be no assurance that we will be able to develop or acquire such new operations in the future.

Taxation of Gaming Operations

Gaming operators are typically subject to significant taxes, which may increase at any time. Any material increase in these taxes or fees would adversely affect our results of operations. The Czech Republic currently has a number of laws related to various taxes imposed by governmental authorities. Applicable taxes include VAT, gaming tax, charity contribution tax, and payroll (social) taxes.  Tax declarations, together with other legal compliance areas (for example, customs and currency control matters) are subject to review and investigation by a number of different Czech authorities, which are authorized by law to impose fines, penalties and interest charges, may create tax risks. We believe that we have adequately provided for our Czech tax liabilities. (See also Note 10 of the “Notes to the Consolidated Financial Statements”).

Dependence upon Key Personnel

Our ability to successfully implement our strategy of expansion, manage the existing casinos, and maintain a competitive position will continue to depend, in large part, on the ability of Mr. Rami S. Ramadan, the Company’s President, Chief Executive Officer (“CEO”), and Chief Financial Officer (“CFO”).  The Company is also dependent upon other key employees, casino managers, and consultants, whom we retain from time to time.

Need for Additional Financing

Although we have achieved positive net income for the sixth consecutive year, pursuant to our growth strategies, we require additional debt and/or equity financing for the acquisition and development of new businesses or business units.  In this regard, our ability to obtain additional financing has been improved significantly as a result of the following: (i) our recapitalization in 2003, which effectively reduced our then existing debt burden by approximately 80%; (ii) our ability to obtain the GE Capital Bank a.s. loan for the construction of Route 55 in 2004; (iii) the securing of the Commerzbank Aktiengesellschaft, pobocka Praha (“Commerzbank”) revolving credit facility in 2007; and by (iv) the private placements of shares of our common stock, i.e., the $4.75 million capital raise in December 2005 and the $3.5 million capital raise in August 2007 (collectively referred to as the “Two Capital Raises”).  Despite these improvements, there can be no assurance that such financing will continue to be available on terms favorable to us or at all.

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

In 1998, the Czech Republic’s House of Deputies passed an amendment to the gaming law, which restricted foreign ownership of casino licenses. In response, the Company restructured its subsidiaries and Czech legal entities to comply with the amendment and was subsequently granted 10-year gaming licenses, which, in October 2008, were renewed by the government of the Czech Republic for another 10-year term, expiring in December 2018.  There can be no assurance that the authorities in the Czech Republic will not amend the gaming law as it pertains to foreign ownership of casino licenses.  In the event the gaming laws are amended in the future, it may have a material adverse effect on the Company’s future profitability and operations.

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

Dilutive Effect of Options and Warrants

As of February 28, 2009, there were 429,065 options outstanding to purchase shares of our common stock, which, if all were exercised, would represent 4.6% of the 9,363,205 shares of common stock that would be outstanding.  The issuance of such securities would have a dilutive effect on any earnings per share that we may generate when the earnings per share are evaluated on a fully diluted basis.  All of our outstanding warrants have expired on March 31, 2008, with the exception of 5,754 shares of our common stock that were issued in January 2008, pursuant to an exercise of warrants.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

A recap of our properties as of February 28, 2009 is presented below in square meters (“Sq.M”) and in square feet (“Sq.Ft”):

			Area Total		Building
	Leased	Owned	Sq.M	Sq.Ft	Sq.M	Sq.Ft

New York
Corporate Offices	X		151	1626	151	1626

Ceska Kubice
Casino	X		3,055	32,884	1,767	19,020
Staff Housing	X		3,680	39,611	1,660	17,868

Folmava
Vacant Land		X	15,000	161,459

Rozvadov
Casino		X	3,158	33,992	425	4,575
Staff Housing		X	965	10,387	165	1,776

Hate
Casino (Route 55)		X	8,036	86,499	1,588	17,093
Hotel		X	9,060	97,521	3,060	32,938
Staff Housing	X		1,594	17,158	1,594	17,158
Vacant Land		X	39,934	429,846

Dolni Dvoriste
Casino (Route 55)		X	18,502	199,154	1,882	20,258
Staff Housing	X		1,066	11,474	1,066	11,474
Vacant Land		X	27,251	293,327

Split (GCL)
Casino & Nightclub (1)	X		2,800	30,139	2,800	30,139

(1)                      under management contract

Our Corporate Offices

Our corporate offices are located at 545 Fifth Avenue, Suite 940, New York, New York, occupying 1,626 square feet of office space pursuant to the renewal of our five-year lease expiring in March 2010.

Czech Republic

We lease the casino facility in Ceska Kubice.  The casino building lease expires in 2010, with option to renew on negotiable terms.  We also own a parcel of raw land in Folmava, Czech Republic in the same region as the existing Ceska casino.

In Rozvadov, we own the casino building and an adjacent facility for staff accommodations.

In Hate, we own the casino building and a parcel of land upon a portion of which the casino building sits.  We have since constructed the Hotel Savannah, which opened on January 14, 2009, as well as a spa and wellness center, due to open in April 2009, both on a portion of that remaining land.

In April 2002, we acquired a parcel of land in Dolni Dvoriste, Czech Republic.  On this parcel, we constructed our fourth and largest casino, Route 55, which was completed and opened in December 2004.  The casino’s construction was financed in part by a CZK 60 million loan with GE Capital Bank a.s. which was subsequently paid off by funds drawn against the Commerzbank revolving credit facility that we secured in July 2007 (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”).

We also lease on an annual basis accommodations for staff in Ceska Kubice, Hate (Route 59) and in Dolni Dvoriste (Route 55).

Item 3. Legal Proceedings.

We are often subject to various contingencies, the resolutions of which, our management believes will not have a material adverse effect on our consolidated financial position or results of operations.  We are not currently involved in any material legal proceeding nor were we involved in any material litigation during the year ended December 31, 2008.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our $0.001 par value, common stock (“Common Stock”) is quoted on the OTC Bulletin Board under the symbol “TWOC.OB.”

$3.5 million Capital Raise

In August 2007, we completed the private placement of 1,000,000 shares of our Common Stock with several “accredited investors,” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, for an aggregate purchase price of $3.5 million or $3.50 per share (the “$3.5 million Capital Raise”), the then quoted market price of our Common Stock.  Associated costs of the $3.5 million Capital Raise, which included finder’s fees, and legal and accounting fees, totaled approximately $224,000 and have been reflected as a reduction of additional paid-in capital.  The gross proceeds from the transaction were used primarily for the initial phase construction of the Hotel Savannah adjacent our Route 59 Casino.

Market Prices

As of March 9, 2009, our stock price was $2.40.  The following table sets forth the high and low prices of the Company’s Common Stock for fiscal years 2007 and 2008 as quoted on OTC Bulletin Board. All such quotations reflect inter-dealer prices, without retail mark up, mark down or commission, and may not represent actual transactions.

Common Stock	High	Low
2007
First Quarter	$4.60	$2.32
Second Quarter	$4.80	$3.40
Third Quarter	$4.65	$3.55
Fourth Quarter	$5.20	$3.60
2008
First Quarter	$4.50	$2.60
Second Quarter	$3.90	$3.02
Third Quarter	$3.75	$2.60
Fourth Quarter	$3.75	$1.80

As of March 9, 2009, there were 8,871,640 outstanding shares of Common Stock held of record by approximately 232 holders and outstanding options to purchase an aggregate of 429,065 shares of Common Stock, of which 301,565 options were immediately exercisable.  All outstanding warrants expired on March 31, 2008.

Dividends

We have not paid any dividends to date on our Common Stock, and do not expect to declare or pay any dividends in the foreseeable future.  We intend to retain future earnings, if any are generated, for investment in our current operations and for future project developments.

Item 6. Selected Financial Data.

The selected financial data below should be read in conjunction with “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as “Part II, Item 8. Financial Statements and Supplemental Data” of this Form 10-K.

	For the Year Ended December 31,
			2008 vs. 2007
(in thousands, except per share data)	2008	2007 (1)	Variance $	Variance %
Results of Operation:
Total Revenue	$36,424	$30,491	$5,933	19.5%
Gross Operating Income	$16,750	$13,823	$2,927	21.2%
EBITDA from Operations (2)	$8,109	$6,477	$1,632	25.2%
Net Income	$3,704	$2,714	$990	36.5%
Earnings per Share:
Basic	$0.42	$0.33	$0.09	27.3%
Diluted	$0.42	$0.33	$0.09	27.3%

Balance Sheet:
Total Current Assets	$5,155	$9,968	$(4,813)	-48.3%
Total Assets	$50,657	$43,088	$7,569	17.6%
Total Current Liabilities	$8,635	$5,953	$2,682	45.1%
Long-term Liabilities	$9,708	$7,116	$2,592	36.4%
Total Stockholders’ Equity	$32,314	$30,019	$2,295	7.6%

(1)                      In August 2007, we raised an aggregate of $3.5 million in a private placement of our Common Stock with several “accredited investors,” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933.  The net proceeds from the transaction were used primarily to finance the initial phase of construction of the Hotel Savannah and the spa and wellness center adjacent our Route 59 Casino.

(2)                      EBITDA from operations represents earnings before interest, taxes and depreciation and amortization for the Czech entities.  This is non-GAAP financial data.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Information set forth in this discussion and analysis contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements.  All forward-looking statements made in this Annual Report on Form 10-K are made pursuant to the Act. The reader is cautioned that such forward-looking statements are based on information available at the time and/or management’s good faith belief with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements.  Forward-looking statements speak only as of the date the statement was made.  We assume no obligation to update forward-looking information to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information.  Forward-looking statements are typically identified by the use of terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “should,” “will,” and similar words, although some forward-looking statements are expressed differently. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct.  Important factors that could cause actual results to differ materially from expectations include those factors described in Item 1A, “Risk Factors” of this Annual Report on Form 10-K.

You should read this discussion with the financial statements and other financial information included in this report.  Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

The impact of exchange rate fluctuations can be measured through a comparison of the rates of exchange for these two currencies to the USD, which are depicted on a quarterly average basis of daily rates, showing the strengthening trend of the CZK currency versus the USD and EUR currencies in 2007 and the subsequent weakening in 2008 as noted in the following table.

Period	USD	CZK 2008	CZK 2007	EUR 2008	EUR 2007

January through March	$1.00	17.1193	21.4284	0.6683	0.7634
April through June	$1.00	15.9280	20.9937	0.6399	0.7419
July through September	$1.00	16.0614	20.3716	0.6650	0.7280
October through December	$1.00	19.2837	18.5515	0.7599	0.6907

The balance sheet totals of our foreign subsidiaries at December 31, 2008 were converted to USDs using the prevailing interbank exchange rates, as found at www.oanda.com, which are depicted in the following table.

As Of	USD	CZK	EUR
December 31, 2008	$1.00	18.8606	0.7095

Critical Accounting Policies

Our management has identified the following as critical accounting policies that affect our consolidated financial statements.

Goodwill

Goodwill represents the excess of the cost of our Czech subsidiaries over the fair value of their net assets at the date of acquisition, which consists of only the Ceska and Rozvadov casinos.  Under Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill is no longer subject to amortization over its estimated useful life; rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test.  The impairment assessment requires us to compare the fair value of our Czech Republic “reporting unit,” comprised of our Ceska, Rozvadov casinos and the site of Route 59, to its original carrying value (the net equity of the Company) to determine whether there is an indication that an impairment exists.  The fair value of the Czech Republic reporting unit is determined through a combination of appraisals of the Company’s real property and a multiple of EBITDA, which was based upon our experience and data from independent, third parties.  As required by SFAS No.

142, we performed the periodic fair-value based testing of the carrying value of goodwill related to our Czech Republic reporting unit at September 30, 2008, and determined that goodwill was not impaired and therefore that no reporting of impairment losses was warranted.   There were no indicators of impairment present during the fourth quarter of 2008, therefore we determined that there was no impairment of goodwill at December 31, 2008.

Results of Operations

The following discussion and analysis relates to our consolidated financial condition and results of operations for the years ended December 31, 2008 and 2007.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

(in thousands)

	Year Ended December 31, 2007	Change	Year Ended December 31, 2008

Net income	$2,714
Revenues		$5,933
Cost of revenues		(3,006)
Depreciation and amortization		(236)
Selling, general and administrative		(1,345)
Interest expense, net		(403)
Foreign currency transaction gain and other		(6)
Foreign income taxes		53
Net income		$990	$3,704

For the year ended December 31, 2008, we achieved a 19.3%, or approximately $5.9 million, improvement on revenues of $36.4 million versus $30.5 million for the year ended December 31, 2007. This improvement was largely the result of major revenue increases, notably in slots, at three of our casinos, Route 55, Ceska and Route 59, which, in turn, were based on the strength of higher attendance and superior win percentages.

Our Company’s cost of revenues increased by $3.0 million or 18.0%, over the prior year, mainly from incremental costs associated with business volume increases at Route 55 and Route 59.  Other factors that also contributed to the increase in cost of revenues included greater amenity expenses related to the Company’s aggressive promotional and player-benefit programs and higher volume-driven labor costs.  In 2008, our slot lease expenses were approximately $1,777 versus $1,873 in 2007.

Depreciation and amortization expense increased by $236,000, or 19.8%, in year 2008 versus the prior year, primarily due to the added capital asset value at Route 55.

Our selling, general and administrative expenses increased by approximately $1.3 million, or 14.2%, in year 2008 in comparison to those of 2007, in large part, as a result of the following:  (i) 91% increase in utilities cost during the year, as oil prices escalated; (ii) higher foreign exchange-related expenses; (iii) higher legal and consulting expenses; and (iv) stock compensation expense of approximately $149,000, for the fair value of stock options awarded to key management employees.

Net interest expense increased by $403,000, or 111.9%, in 2008 versus the prior year due mainly to interest on the full balance drawn against the Commerzbank revolving credit facility and to the escalated interest rate, per the terms of the Replacement Notes (See “Note 4 — Long Term Debt” of the Notes to the Consolidated Financial Statements).

We were subject to foreign income taxes on non-gaming revenues, totaling approximately $31,000 in 2008, a difference of 63.1% from the $84,000 incurred in 2007, which included $60,000 of deferred taxes.

Accordingly, we achieved a net income improvement of $990,000, or 36.5%, to approximately $3.7 million for the year ended December 31, 2008, versus a net income of approximately $2.7 million for the year ended December 31, 2007.

Operationally, we generated a gross operating income of approximately $16.8 million in 2008 from $13.8 million in 2007, a 21.2% improvement, largely on the revenue growth at Route 55 and Route 59.  Our EBITDA from Operations in 2008 was $8.1 million compared with $6.5 million in 2007, a 25.2% increase, which was produced by the Czech operating units only.  (See table in “Item 6. Selected Financial Data” above)

Our Business Units:

Ceska, Czech Republic

For the year 2008, Ceska posted a 13.7% revenue improvement over 2007, due to a 33.0% slot revenue improvement, compensating for a 1.8% dip in live game revenue.  The lower live game revenue resulted from a poorer WP, which fell 1.7 percentage points (“ppts”) from that achieved in 2007.  Operating expenses were up by 22.4% versus the same period in 2007 due to increased complimentary food and beverage (“F&B”) offered to guests, higher slot lease expenses and higher volume-driven labor costs.  Overhead expenses were also up by 17.0%, largely from a higher proportion of shared expenses, such as legal and consulting fees, versus revenues.

Rozvadov, Czech Republic

For 2008 versus 2007, Rozvadov saw a 2.8 ppts improvement in its WP as well as a 7.1% increase in its in drop per head (“DpH”), the per guest average money value of gaming chips purchased.  Although attendance dropped 12.4% from 2007, total revenue edged over last year by 0.3%.  Operating expenses increased 15.2% from 2007, notably in slot lease expenses, while overhead expenses saw a 2.1% rise in the current year, from higher media advertising.

Route 59, Czech Republic

Route 59 continued its revenue recovery, which began in 2007, after the capital investment made in 2006 for building expansion and renovation and the subsequent relaunch of the casino.  The rejuvenated casino has been positively received. Live game attendance climbed 9.4% over 2007, as a result of an improved product.  In 2008, the unit posted a 3.4 ppts increase in its WP versus 2007, thereby helping to post a 9.3% total revenue improvement.  Slot revenues added 35.1% of that incremental revenue gain.  Operating costs were 3.5% higher than last year, notably in gifts and giveaways, while overhead expenses were 10.7% higher, principally in utility costs, which dramatically increased over the course of the year.

Route 55, Czech Republic

In 2008, Route 55 continued to post strong revenue growth, as live game and slot revenues increased 25.2% and 41.5% versus 2007, respectively.  As a result, total revenue increased by 33.3% over 2007.  Operating and overhead expenses were 33.0% and 25.3% higher than last year, mainly in volume-driven costs as well as in higher utilities.

Grand Casino Lav, Croatia

The performance results in 2008 of the Grand Casino Lav were better than expected, as management fees of $208,000 earned in 2008 nearly doubled that of 2007’s $111,000.  However, the lack of owners’ investment into the casino’s marketing and promotional budget limited the ability of the unit to achieve its full potential.  In 2008, the casino continued to focus its efforts to establish itself in its market and against its competitors.

Despite the efforts of local management to improve operations and control costs, the lack of owner funding devoted to marketing initiatives forced the Grand Casino Lav to rely on its own self-generated resources, and, as a result, the casino saw limited growth in revenues for the reported year. Thus, its management fees income contribution to the year 2008 operational results was not material.  Thus, all discussions of operational performance and results herein are limited to the Company’s fully-owned and operated units in the Czech Republic.

Liquidity and Capital Resources

At December 31, 2008, we had a working capital deficit of approximately $3.5 million versus a working capital surplus of approximately $4.0 million at December 31, 2007, largely as a result of our investment into the construction of Hotel Savannah, a 77-room, European four-star deluxe hotel, and an adjoining spa and wellness center.  Hotel Savannah held its soft-opening on January 14, 2009, and expects to hold its grand opening in mid-April 2009.

In February 2009, we exercised our option to extend the Commerzbank credit facility term for an additional 12 months, to July 23, 2010, with all provisions, including the rate of interest, remaining constant, with the exception of an additional pledge as a result of concerns over a deteriorating worldwide economy and its possible impact on our original security.  Thus, as a further assurance to Commerzbank, we pledged, as additional collateral, our Route 59 casino’s original building and the corresponding, underlying land, excluding the building extension.  As of December 31, 2008, we had drawn our fully available balance of CZK 150 million, or approximately $8.0 million, of which a portion was used to pay off the Company’s existing long-term debt.  The Company is in full compliance with the credit facility’s financial covenants up to and including the year ended December 31, 2008.  (See also “Note 4 — Long Term Debt” of the Consolidated Financial Statements).

We are also obligated under various contractual commitments over the next three years.  The following is a summary of our five-year commitments as of December 31, 2008:

(in thousands) Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term, unsecured debt, U.S.	$1,550	$—	$1,550	$—	$—
Long-term, secured debt, foreign	8,128	175	7,953
Operating and capital leases	502	388	114
Employment agreements	450	450
Total contractual obligations	$10,630	$1,013	$9,617	$—	$—

Our management believes that TWC’s cash resources at December 31, 2008 and anticipated cash to be provided by 2009 operations will be sufficient to fund our activities for the year ending December 31, 2009.

Our Plan of Operations

We will continue to develop marketing and operational strategies designed to increase attendance and revenues at our existing locations in the Czech Republic while striving to minimize costs, through cost-sharing alliances with non-competing businesses, where advantageous.  We will also employ this formula in the Grand Casino Lav, our casino in Split, Croatia in an effort to build a solid customer base from the local and regional markets.  Furthermore, we will place additional focus on developing marketing strategies that will specifically target the significant summer tourist market in that region.  With respect to our newest operation, Hotel Savannah, we anticipate utilizing the synergy of both gaming and hospitality resources to lower operating costs and improve profitability.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Foreign Currency Exchange Rate Risk

The information in this section should be read in conjunction with information related to changes in the exchange rates of foreign currency in “Part I , Item 1A. Risk Factors.”  Changes in foreign exchange rates could materially adversely affect our consolidated results of operations or financial condition.

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

Item 8. Financial Statements.

The following items are included in this Report:

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Trans World Corporation

We have audited the accompanying consolidated balance sheets of Trans World Corporation and Subsidiaries (collectively, the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trans World Corporation and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/  Rothstein, Kass & Company, P.C.

Roseland, New Jersey
March 10, 2009

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2008 and 2007
(in thousands, except for share data)

	December 31, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash	$3,676	$8,315
Prepaid expenses	886	437
Notes receivable, current portion	225	969
Other current assets	368	247

Total current assets	5,155	9,968

PROPERTY AND EQUIPMENT, less accumulated depreciation of $7,580 and $6,663, respectively	35,839	23,747

OTHER ASSETS:
Goodwill	6,430	6,696
Notes receivable, less current portion	1,160	551
Deposits and other assets	2,073	2,126

Total other assets	9,663	9,373

	$50,657	$43,088

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Long-term debt, current maturities	$175	$—
Capital lease, current portion	282	314
Accounts payable	4,043	885
Interest payable	78	78
Czech tax accrual	2,596	3,381
Accrued expenses and other current liabilities	1,461	1,295

Total current liabilities	8,635	5,953

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	9,503	6,661
Capital lease, less current portion	64	314
Other long-term liabilities	141	141

Total long-term liabilities	9,708	7,116

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:

Preferred stock, $.001 par value, 4,000,000 shares authorized, none issued
Common stock, $.001 par value, 20,000,000 shares authorized, 8,859,140 and 8,840,870 shares, issued and outstanding, respectively	9	9
Additional paid-in capital	51,358	51,147
Accumulated other comprehensive income	8,333	9,953
Accumulated deficit	(27,386)	(31,090)

Total stockholders’ equity	32,314	30,019

	$50,657	$43,088

See accompanying notes to consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME
Years Ended December 31, 2008 and 2007
(in thousands, except for share data)

	Years Ended December 31,
	2008	2007

REVENUES	$36,424	$30,491

OPERATING EXPENSES:

Cost of revenues	19,674	16,668
Depreciation and amortization	1,428	1,192
Selling, general and administrative	10,822	9,477
	31,924	27,337

INCOME FROM OPERATIONS	4,500	3,154

OTHER INCOME (EXPENSES):

Interest income	54	41
Interest expense	(817)	(401)
Foreign exchange gain (loss)	(2)	4
	(765)	(356)

INCOME BEFORE INCOME TAXES	3,735	2,798

Foreign income taxes	(31)	(84)

NET INCOME	3,704	2,714

Other comprehensive income (loss), foreign currency translation adjustments, net of taxes	(1,620)	3,623

TOTAL COMPREHENSIVE INCOME	$2,084	$6,337

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	8,851,480	8,209,678
Diluted	8,873,353	8,321,503

EARNINGS PER COMMON SHARE:
Basic	$0.42	$0.33
Diluted	$0.42	$0.33

See accompanying notes to consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2008 and 2007
(in thousands, except for share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balances, January 1, 2007	7,840,870	$8	$47,720	$6,330	$(33,804)	$20,254

Private placement, net of costs	1,000,000	1	3,283			3,284

Issuance of stock options			144			144

Foreign currency translation adjustment, net of tax				3,623		3,623

Net income					2,714	2,714
Balances, December 31, 2007	8,840,870	$9	$51,147	$9,953	$(31,090)	$30,019

Residual costs, Private placement			(8)			(8)

Warrants exercise	5,754		6			6

Stock options expense			149			149

Stock issuance as compensation	12,500		36			36

Deferred bonuses to be paid in stock			18			18

Deferred board fees to be paid in stock			10			10

Foreign currency translation adjustment, net of tax				(1,620)		(1,620)

Retirement of fractional shares	16

Net income					3,704	3,704
Balances, December 31, 2008	8,859,140	$9	$51,358	$8,333	$(27,386)	$32,314

See accompanying notes to consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2008 and 2007
(in thousands, except for share data)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,704	$2,714
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,428	1,192
Stock-based compensation expense	149	144
Stock issued for services	36
Deferred compensation to be paid as stock	28
Loss from sale of assets	(113)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(14)	(286)
Deposits and other assets	(632)	1,183
Accounts receivable		(633)
Accounts payable	501	(1,144)
Interest payable		5
Czech tax accrual	(718)	(402)
Accrued expenses and other current liabilities	227	(270)
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,596	2,503

CASH FLOWS FROM INVESTING ACTIVITIES:
Renovation and purchases of property and equipment	(436)	(3,547)
Repayment on notes receivable	177
Investment into Hotel Savannah construction	(12,427)
Proceeds from sale of assets	187
NET CASH USED IN INVESTING ACTIVITIES	(12,499)	(3,547)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit line	17,543	5,111
Proceeds from private placement		3,500
Payments of long-term debt	(14,034)	(2,172)
Payments of financing costs		(303)
Payments of issuance costs	(8)	(216)
Proceeds from warrants exercise	6
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,507	5,920

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(243)	173

NET INCREASE (DECREASE) IN CASH	(4,639)	5,049

CASH:
Beginning of year	8,315	3,266

End of year	$3,676	$8,315

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$814	$390

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Property and equipment acquired via accounts payable	$3,008	$—

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

The Company owns and operates four casinos in the Czech Republic (“CZ”), and manages, under contract, one casino and nightclub in Croatia.  Two of the Czech casinos are located in the western part of the CZ, close to the border of Germany.  The larger of the two, located in Ceska Kubice (“Ceska”), currently has 15 gaming tables and 72 slot machines. The smaller, Rozvadov (“Rozvadov”), located in the town of Rozvadov, currently has 8 gaming tables and 24 slot machines.  The other two Czech casinos are located in the southern part of the CZ, close to the Austrian border.  The larger of these two, “Route 55,” located in Dolni Dvoriste, now has 24 gaming tables and 120 slot machines.  The other casino, “Route 59,” which recently underwent major building expansion and renovation work, is located in Hate, near Znojmo, and currently has 22 gaming tables and 102 slot machines.

The Company also managed under contract the Grand Casino Lav and Nightclub (collectively known as the “Grand Casino Lav”), located in the Le Meridien Lav Hotel resort in Podstrana, Croatia, near the city of Split.  The management agreement with Grand Hotel Lav d.o.o., the property owner, provides for a 10-year term, with renewal periods of five (5) years option to TWC, subject to certain performance conditions.   In addition to marketing to the existing hotel guests, American Chance Casinos (“ACC”) will target the local market of Split, the second largest city in Croatia. Grand Casino Lav currently has 18 tables and 60 slot machines.

Despite the efforts of local management to improve operations and control costs, the lack of owner funding devoted to marketing initiatives forced the Grand Casino Lav to rely on its own self-generated resources, and, as a result, the casino saw limited growth in revenues for the reported year. Thus, its management fees income contribution to the year 2008 operational results was not material.  Thus, all discussions of operational performance and results herein are limited to the Company’s fully-owned and operated units in the Czech Republic.

Liquidity

At December 31, 2008, the Company had a working capital deficit of $3,480 versus a working capital surplus of $4,015 at December 31, 2007, largely as a result of TWC’s investment into the construction of Hotel Savannah, a 77-room, European four-star deluxe hotel, and an adjoining spa and wellness center, which is expected to open in mid-March 2009.  Hotel Savannah held its soft-opening on January 14, 2009, and expects to hold its grand opening in mid-April 2009.

In February 2009, TWC exercised its option to extend the terms of the Commerzbank credit facility for an additional 12 months, to July 23, 2010, with all provisions, including the rate of interest, remaining constant, with the exception of an additional pledge as a result of concerns over a deteriorating worldwide economy and its possible impact on the Company’s original security.  Thus, as a further assurance to Commerzbank, TWC pledged, as additional collateral, its Route 59 casino’s original building and corresponding, underlying land, excluding the building extension.  As of December 31, 2008, TWC had drawn its fully available balance of CZK 150,000, or approximately $7,953, of which a portion was used to pay off the Company’s existing long term debt.  The Company is in full compliance with the credit facility’s financial covenants up to and including the year ended December 31, 2008.  (See also “Note 4 — Long Term Debt” below).

The Company’s management believes that its cash resources at December 31, 2008 and anticipated cash to be provided by 2009 operations are sufficient to fund its activities for the year ending December 31, 2009.

NOTE 2 - Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation - The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America, and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”) and Regulation S-X.  All significant intercompany balances and transactions have been eliminated in consolidation.

Property and Equipment - Property and equipment is stated at cost less accumulated depreciation and amortization.  TWC capitalizes the cost of improvements that extend the life of the asset and expenses maintenance and repair costs as incurred.  The Company provides for depreciation and amortization using the straight-line method over the following estimated useful lives:

Asset	Estimated Useful Life

Building and improvements	5-50 years
Gaming equipment	4-12 years
Furniture, fixtures and other equipment	4-12 years

Preopening Costs - Preopening costs are expensed as incurred pursuant to AICPA Statement of Position (“SOP”) 98-5, “Reporting on the Costs of Start-up Activities.”

Goodwill - Goodwill represents the excess of the cost of the Company’s Czech subsidiaries over the fair value of their net assets at the date of acquisition, which consists of only the Ceska and Rozvadov casinos.  Under Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill is no longer subject to amortization over its estimated useful life; rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test.  The impairment assessment requires the Company to compare the fair value of its Czech Republic “reporting unit,” which is comprised of its Ceska, and Rozvadov casinos and the site of Route 59, and the Company’s reporting unit as defined under SFAS No. 142, to its carrying value (the net equity of the Company) to determine whether there is an indication that an impairment exists.  The fair value of the Czech Republic reporting unit is determined through a combination of recent appraisals of the Company’s real property and a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”), which was based on the Company’s experience and data from independent, third parties.  As required by SFAS No. 142, the Company performed the periodic fair-value based testing of the carrying value of goodwill related to its Czech Republic reporting unit, at September 30, 2008, and determined that goodwill was not impaired.  There were no indicators of impairment present during the fourth quarter of 2008, therefore TWC determined that there was no impairment of goodwill at December 31, 2008.

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

The impact of foreign currency translation on goodwill is presented below:

	Applicable
	Foreign Exchange
As of December 31, 2008 (in thousands, except FX)	Rate (“FX”) (2)	Goodwill		Method

Residual balance, as of January 1, 2003 (in USD) (1)		USD	$3,579	(A)

USD residual balance (A), translated at June 30, 1998 (date of acquisition), at FX rate of:	33.8830	CZK	121,267

2003 CZK balance, translated to USD, at December 31, 2008 at FX of:	18.8606	USD	6,430	(B)

Net increase (step-up) to Goodwill (adjustment made to Translation Adjustment in consolidation):			$2,851	(B-A)

Increase to Goodwill is booked as follows:
Step-up for the year ended December 31, 2003 at avg. FX of	28.2170	USD	$1,080
Step-up for the year ended December 31, 2004 at avg. FX of	25.7251	USD	765
(Step-down) for the year ended December 31, 2005 at avg. FX of	23.9905	USD	(482)
Step-up for the year ended December 31, 2006 at avg. FX of	22.6253	USD	873
Step-up for the year ended December 31, 2007 at avg. FX of	20.3285	USD	881
(Step-down) for the year ended December 31, 2008 at avg. FX of	17.1012	USD	(266)
			$2,851

(1)                          Goodwill was amortized over 15 years until the Company started to comply with SFAS No. 142, since January 1, 2002. This balance represents the remaining, unamortized goodwill, after an impairment charge taken prior to January 1, 2003.

(2)                          FX (interbank) rates taken from Oanda.com.

Earnings Per Common Share - The Company complies with SFAS No. 128, “Earnings per Share,” which states that basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share incorporate the dilutive effect of common stock equivalents on an average basis during the period.  The Company’s common stock equivalents currently include only stock options.  The Company includes the equivalent of only in-the-money, exercisable options, net of respective exercise costs into the computation of diluted shares.  Unexercised stock options to purchase shares of Common Stock as of December 31, 2008 were approximately 429,065 and unexercised warrants and options as of December 31, 2007 were 430,517.

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

FIN 48 establishes a two-step approach for evaluating tax positions.  The first step, recognition, occurs when a company concludes (based solely on the technical aspects of the tax matter) that a tax position is more likely than not to be sustained on examination by a taxing authority.  The second step, measurement, is only considered after step one has been satisfied and measures any tax benefit at the largest amount that is deemed more likely than not to be realized upon ultimate settlement of the uncertainty.  Tax positions that fail to qualify for initial recognition are recognized in the first subsequent interim period that they meet the more likely than not standard, when they are resolved through negotiation or litigation with the taxing authority or upon the expiration of the statute of limitations.  Derecognition of a tax position previously recognized would occur when a company subsequently concludes that a tax position no longer meets the more likely than not threshold of being sustained.  FIN 48 also significantly expands the financial statement disclosure requirements relating to uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position, results of operations and cash flows.  During the year ended December 31, 2008, the Company recognized no adjustments for uncertain tax provisions.

Revenue Recognition - The Company complies with the SEC’s Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements, as amended by SAB 104.”  Casino revenue is defined as the net win from gaming activities, which is the difference between gaming wagers and the amount paid out to patrons.  Revenues generated from ancillary services, including sales of food, beverage, cigarettes, and casino logo merchandise are recognized at the time the related services are performed and represented, in the aggregate, less than three percent of total revenues for the years ended December 31, 2008 and 2007.

Promotional Allowances - Promotional allowances primarily consist of food and beverages furnished gratuitously to customers.  For the years ended December 31, 2008 and 2007, revenues do not include the retail amount of food and beverage of $3,561 and $3,234, respectively, provided gratuitously to customers.  The cost of these items of $1,522 and $1,264, respectively, is included in cost of revenues.

External Advertising -  The Company complies with the accounting and reporting requirements of the AICPA Statement of Position (SOP) 93-7, “Reporting on Advertising Costs.”  External advertising expenses are charged to operations as incurred and were $1,234 and $1,055 for the years ended December 31, 2008 and 2007, respectively.

Fair Value of Financial Instruments - The fair values of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” approximate their carrying amounts presented in the accompanying consolidated balance sheets at December 31, 2008 and 2007.

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

In 2008 and 2007, the Company expensed approximately $149 and $144, respectively for granted options to certain key management employees, which was recognized in its selling, general and administrative expenses in the consolidated statements of income.

Recently Adopted Accounting Pronouncements - In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This Standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It applies to other accounting pronouncements where the FASB requires or permits fair value measurements but does not require any new fair value measurements. In February 2008, FASB issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted SFAS 157 for financial assets and liabilities on January 1, 2008. It did not have any impact on the Company’s results of operations or financial position and did not result in any additional disclosures. The Company is in the process of evaluating the effect, if any, the adoption of FSP No. 157-2 will have on its consolidated results of operations or financial position.  The Company does not expect the adoption of FSP No. 157-2 to have a material effect on its consolidated financial statements.  On October 10, 2008, the FASB issued FSP FAS No. 157-3, “Fair Value Measurements” (FSP FAS 157-3), which clarifies the application of SFAS No. 157 in an inactive market and provides an example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP

FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued.  The adoption of this standard as of December 31, 2008 did not have a material impact on the Company’s results of operations, cash flows or financial positions.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 155” (“SFAS 159”). This statement permits entities to choose to measure selected assets and liabilities at fair value. The Company adopted SFAS 159 on January 1, 2008 resulting in no material impact to the Company’s consolidated financial statements.

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

NOTE 3 - Property and Equipment

At December 31, 2008 and 2007, property and equipment consisted of the following:

	2008	2007
Land	$3,283	$3,842
Building and improvements	31,486	17,752
Furniture, fixtures and other equipment	8,650	8,816
	43,419	30,410
Less accumulated depreciation and amortization	(7,580)	(6,663)
	$35,839	$23,747

In 2008, the Company capitalized all construction-related costs associated with its Hotel Savannah.

Depreciation and amortization expense for the years ended December 31, 2008 and 2007 were approximately $1,428 and $1,192, respectively.  In 2008, the Company received $187 for the sale of 22 non-performing slot machines, and incurred an accounting loss of $113 for those same assets.

NOTE 4 - Long-Term Debt

At December 31, 2008 and 2007, long-term debt consisted of the following:

	2008	2007
Replacement Notes (a)	$1,550	$1,550
Revolving credit facility (b)	7,953	5,111
	$9,503	$6,661

(a)            The unsecured Replacement Notes, issued in June 2003, have seven-year terms and have tiered, simple interest rates: 6% for the first three years, 9.3% for the fourth year and 10% for the fifth through the seventh year.  For the first three years of the term, one half of the accrued annual interest was payable, beginning on July 26, 2004, with the accrued interest balance payable at maturity.  For the last four years of the term, all annual interest accrued will be payable in full on June 26 of each of these last four years.  The Notes mature on June 26, 2010.

(b)           On July 23, 2007, the Company established a 24-month, secured, revolving credit facility (CZK 150,000, or approximately $7,953), that will be used for operations and general corporate purposes, including business development.  The credit facility, which is secured by the Company’s Route 55 casino building and related land, has been made available through Commerzbank Aktiengesellschaft, pobocka Praha, requires quarterly testing and compliance with certain financial covenants, following the Company’s U.S. regulatory filings.  The credit facility also includes an option, exercisable by the Company two months prior to full-term maturity, to extend the term for an additional 12 months, with all other provisions, including the rate of interest, remaining constant.  The interest, in conjunction with each requested drawdown terms of either 1-month, 3-months, or 6-months, is calculated using the corresponding PRIBOR, plus 400 basis points, based on a 360-day calendar year.  As of December 31, 2008, the Company had drawn the limit of CZK 150,000, or approximately $7,953, which was partially used to pay off a previous loan with GE Capital Bank a.s..  The weighted average of the interest rates on the drawn amounts is approximately 8.15%.  On February 9, 2009, the Company exercised its renewal option to extend the Commerzbank credit facility to July 23, 2010, pledging, as additional collateral, the Route 59 casino’s original building and its underlying land, excluding the building extension.  All other contract terms remained the same.

Principal payments due on long-term debt are as follows:

Year ending December 31,
2009	$—
2010	9,503
$9,503

NOTE 5 - Accrued Expenses and Other Current Liabilities

At December 31, 2008 and 2007, accrued expenses and other current liabilities consisted of the following:

	2008	2007
Accrued payroll and related costs	$975	$928
Operational accruals	486	367
	$1,461	$1,295

NOTE 6 - Commitments and Contingencies

Lease Obligations - The Company is obligated under several operating leases expiring through 2010.  Future aggregate minimum annual rental payments under all of these leases for the lesser of three years or until their expiration dates are as follows:

Year ending December 31,
2009	$100
2010	$50

Rent expense under these operating leases was approximately $100 and $97 for the years ended December 31, 2008 and 2007, respectively.

The Company is also obligated under certain five-year, slot equipment operating leases, expiring in 2011 and 2012, which include a monthly fixed rental fee per slot machine, and an option for replacement to different/newer machines during the term of the lease.  In 2008, the Company’s slot lease expenses were approximately $1,777 versus $1,873 in 2007, as a result of a reduction in the number of leased slot machines in 2008.

Employment Agreements - The Company’s July 1, 2005 employment agreement with its Chief Executive Officer (“CEO”), Mr. Rami S. Ramadan, absent the intervention of either party, renewed automatically at the end of 2008 for another year ending December 31, 2009.  The agreement provides for annual compensation, plus participation in the Company’s benefits programs and equity incentive plans.  As of December 31, 2008, $450 of annual compensation, payable in 2009, remains under said employment agreement, excluding any bonus awards that may be granted in 2009.

Pursuant to the renewal of the employment agreement with Mr. Ramadan in July 2005, he received a grant of seven-year options to purchase an aggregate total of 175,000 shares of the Company’s Common Stock in allotments of 35,000 shares per annum over a four-year vesting period.  These options are exercisable at prices, depending on point in time, ranging from $2.80 per share on July 1, 2005 to $4.11 per share on January 1, 2012.  Also pursuant to this July 2005 employment agreement, upon reaching designated earnings per share targets, Mr. Ramadan will be granted 75,000 restricted shares of the Company’s Common Stock that will vest in 25,000 allotments.  None of the restricted shares have been vested to date.

On February 4, 2007, Mr. Ramadan was granted seven-year options to purchase 50,000 shares of Common Stock, of which options to purchase 12,500 shares vested immediately, 12,500 vested on February 4, 2008, and the balance will vest on February 4, 2009.  The exercise price of these options was set at $3.75 per share, which represent a price greater than the closing price on the date of grant.

Further, on October 23, 2007, pursuant to the Company’s 2004 Equity Incentive Plan, Mr. Ramadan was granted seven-year options to purchase 125,000 shares of Common Stock, with options to purchase 25,000 shares to be vested immediately, and the balance to be vested in four equal parts, over a four-year vesting period, on the anniversary of the date of grant.  The exercise price of these options is set at $4.85 per share, the closing stock price on October 23, 2007, and will escalate at 4.2% per annum.

On March 5, 2008, the Company’s Compensation Committee recommended, and the Board of Directors approved, an increase to Mr. Ramadan’s annual salary from $400 to $450, effective April 1, 2008.

401 (k) and Profit Sharing Plan - The Company maintains a contributory 401(k) plan and a profit sharing plan.  These plans are for the benefit of all eligible corporate employees, who may have up to 15% of their salary withheld, not to exceed the maximum federally allowed amount.  The Company makes a voluntary employer-matching contribution of 60 cents for each employee dollar contributed, which totaled $40 in 2008 and $37 in 2007.

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

In 1998, the Czech Republic’s House of Deputies passed an amendment to the gaming law, which restricted foreign ownership of casino licenses. In response, the Company restructured its subsidiaries and Czech legal entities to comply with the amendment and was subsequently granted 10-year gaming licenses, which, in October 2008, were renewed by the government of the Czech Republic for another 10-year term, expiring in December 2018.  There can be no assurance that the authorities in the Czech Republic will not amend the gaming law as it pertains to foreign ownership of casino licenses.  In the event the gaming laws are amended in the future, it may have a material adverse effect on the Company’s future profitability and operations. Further, there has been increased competition in the areas where the Company operates because local municipalities no longer have control over the issuance of casino licenses, thereby effectively eliminating the municipal exclusivity that the Company had until December 1998.

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

Cash - Cash consists of cash in banks and on hand.  The Company maintains its bank accounts at several financial institutions, which, at times, may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits.  In addition, the FDIC does not insure the Company’s foreign cash, which totaled approximately $3,288 and $4,557 at December 31, 2008 and 2007, respectively.  The Company has not incurred any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

NOTE 8 - Stockholders’ Equity

In January 2008, the Company issued 5,754 shares of our Common Stock, pursuant to warrants exercised with a strike price of $1.00, to U.S. Bancorp.  The transaction was reflected as an addition to paid-in capital.  Further, in July 2008, TWC issued 12,500 shares of our Common Stock, as compensation pursuant to a consulting agreement, to Alliance Advisors, LLC. The partial cost of issuance was reflected as an approximate $36 reduction to additional paid-in capital.  Additionally, $8 of residual costs of the $3,500 Capital Raise was also reflected as a reduction of paid-in capital.  For the years ended December 31, 2008 and 2007, the Company recognized stock-based compensation expenses of $149 and $144, respectively, for the vesting of granted stock options.  Further, the Company also recognized 16 additional outstanding shares of its Common Stock for the retirement of fractional shares, in connection with TWC’s 1-for-100 reverse stock split completed in April 2004.

In August 2007, the Company completed the private placement of 1,000,000 shares of its Common Stock with several “accredited investors,” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, for an aggregate purchase price of $3,500 or $3.50 per share, the then listed closing price of the Company’s Common Stock.  Associated costs of the $3,500 Capital Raise, which included finder’s fees, and legal and accounting fees, totaled approximately $216 and have been reflected as a reduction of additional paid-in capital.  The gross proceeds from the transaction were used primarily to finance the initial of the phase construction of the Hotel Savannah and the spa and wellness center adjacent to our Route 59 Casino.

NOTE 9 - Other Assets and Other Long-Term Liabilities

Notes Receivables – In connection with the TWC’s management of the Grand Casino Lav and Nightclub, the Company extended three EUR loans to Grand Hotel Lav, d.o.o., the owner of the Grand Casino Lav and Nightclub, as follows:  (i) a three-year, 4.0% interest per annum loan of €568, or approximately $801 using 2008 year-end exchange rates, for the purchase of gaming equipment; (ii) a two-year, non-interest bearing loan of €229, or approximately $322 using 2008 year-end exchange rates, for preopening costs related to the casino and nightclub; and (iii) a one-year (renewable), non-interest bearing loan of €170, or approximately $240 using 2008 year-end exchange rates, for working capital.  TWC has granted the owners of Grand Hotel Lav, d.o.o., a waiver to defer repayments until after the completion of the casino business’s high season, in the summer months.  In 2008, TWC has received an aggregate of €105, or approximately $160, in principal and interest payments.  Management believes the loans are fully collectible.

Restricted Deposits -  Restricted deposits aggregated CZK 26,000 and CZK 24,000, relating to Czech license bond requirements, for year 2008 and 2007, respectively.  Using respective year-end exchange rates, these deposits have been translated to $1,379 and $1,436 at December 31, 2008 and 2007, respectively.

Other Long-term Liabilities - At December 31, 2008 and 2007, other long-term liabilities consisted of accrued interest on the Replacement Notes, payable in June 2010.

NOTE 10 - Income Taxes

In the Czech Republic, gaming income is not subject to corporate income tax.  In lieu of income taxes, gaming income is subject to other taxes in the Czech Republic, including gaming and charity taxes, which are primarily based on percentages of gaming revenues.  Foreign net operating loss carry-forwards (disclosed below) were derived from non-gaming activities and can only be applied against non-gaming activities.  However, for the years ended December 31, 2008 and 2007, the Company did incurred approximately $31 and $84 of foreign income taxes, respectively for non-gaming revenues earned.

At December 31, 2008, the Company had U.S. and foreign net operating loss carry forwards (“NOL’s”) of approximately $31,421 and $3,814, respectively, available to offset certain future income taxes payable.  However, based on limited analysis, a sizable warrant exercise in February 2001 or earlier events may have triggered significant limitations of preexisting U.S. NOL’s, pursuant to Internal Revenue Code Section 382, to the extent that substantially all of the Company’s existing U.S. NOL’s prior to February 2001, aggregating approximately $13,497, may be significantly limited.  The U.S. NOL’s generated subsequent to February 2001, aggregating approximately $17,924, resulted in an estimated $8,066 deferred tax asset at December 31, 2008 and the foreign NOL resulted in an estimated $915 deferred tax asset at December 31, 2008.  A full valuation allowance has been established for these deferred tax assets since its realization is considered unlikely.  U.S. NOL’s cannot be used to offset Czech net income nor can Czech NOL’s be used to offset U.S. net income.

The U.S. NOL’s expire between 2014 and 2018.  The foreign NOL’s expire between 2008 and 2012.  During the year ended December 31, 2008, there was an immaterial amount of foreign NOL’s which expired.  The following table presents the U.S. and foreign components of pretax income before income taxes for the years ended December 31, 2008 and 2007:

	2008	2007
U.S.	$(2,211)	$(2,165)
Foreign	5,946	4,963
	$3,735	$2,798

The Company’s effective income tax rate differs from the U.S. federal statutory income tax rate primarily because gaming income, the Company’s primary revenue source, is not subject to income tax.  Further, the Company’s effective income tax rate differs from the U.S. statutory income tax rate as a result of the Company maintaining a full valuation allowance on its NOL’s..

NOTE 12 - Stock Options and Warrants

Stock Options Plans

The activity in the Company’s stock option plans is as follows:

	Number of Options	Range of Exercise Price	Weighted Average Exercise Price
Balance outstanding, January 1, 2007	249,735	$2.00-83.00	$3.07

Granted in 2007	175,000	3.75-4.85	4.54
Expired in 2007	(5,600)	2.50-24.00	3.88

Balance outstanding, December 31, 2007	419,135	$2.00-83.00	$2.41

Granted in 2008	10,000	4.10	4.10
Expired in 2008	(70)	24.00-46.00	32.29

Balance outstanding, December 31, 2008	429,065	$2.00-83.00	$3.75

Exercisable, December 31, 2008	286,565	$2.00-83.00	$3.56

In each instance, the option exercise price per share was equal to or above the market value of the underlying stock on the date of grant.  Options generally expire between five and ten years after the date of grant or earlier upon termination, as defined in the plans.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the below assumptions related to risk-free interest rates, expected dividend yield, expected lives and expected stock price volatility.

	Option Pricing Assumptions
Grant Year	2008	2007

Stock Price Volatility	47%	41%-51%
Risk-Free Interest Rates	3.31%	4.37% to 4.75%
Expected Life (in years)	6.9 to 7.0	6.9

Additional information about the Company’s outstanding stock options at December 31, 2008 is as follows:

	Options Outstanding
		Weighted
		Average
		Remaining	Weighted
		Contractual	Average
Range of	Number of	Life	Exercise
Exercise Prices	Shares	(in Years)	Price

$0.01 to $2.50	60,150	4.59	$2.50
$2.51 to $3.50	178,425	3.53	$3.15
$3.51 to $4.50	60,525	5.25	$3.81
$4.51 to $5.00	126,575	5.78	$4.85
$5.01 to $10.00	1,925	4.34	$6.44
$10.01 to $25.00	925	2.96	$16.62
$25.01 to $50.00	380	1.00	$36.39
$50.01 to $75.00	100	0.94	$51.00
$83.00	60	0.75	$83.00

	429,065	4.59	$3.75

Warrants

Except for the 5,754 warrants exercised on January 25, 2008, all outstanding and exercisable warrants expired on March 31, 2008. (See also “Note 8 — Stockholders’ Equity” above)

NOTE 13 - Compensation Plans

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

In June 2005, the shareholders of the Company, at its Annual Meeting, approved amendments providing the Committee with the discretion to grant to any participant annually up to 250,000 shares of Common Stock and to determine whether to include a one-year vesting requirement for any future grants awarded under the 2004 Equity Plan to any of the Company’s employees.

Further, the shareholders of the Company at its Annual Meetings, held in April 2006 and May 2007, approved amendments to the 2004 Equity Plan to increase the authorized shares that may be issued under its provisions to a total of 627,270 shares, of which 127,270 remained available for issuance as of December 31, 2008.  Additionally, the amendments provide that option awards will be available for grants to the executive officers and non-employee directors as well as other key employees, except that non-employee directors are eligible to receive only awards of non-qualified stock options.

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

In November 2008, per the recommendation of the Compensation Committee of the Board, the 2004 Equity Plan was amended and restated in order to conform to Section 409A of the Internal Revenue Code.

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

The Company adopted the Deferred Plan with the intention that it shall at all times be characterized as a “top hat” plan of deferred compensation maintained for a select group of management, as described under ERISA Sections 201(2), 301(a)(3) and 401(a)(1).  The Deferred Plan shall at all times satisfy Section 409A of the Code.  Pursuant to a participant’s election, the unfunded Deferred Plan obligations are payable in the form of Common Stock and cash upon the earlier of:   (i) a designated, in-service distribution date which must be a minimum of three (3) years from the year of the first deferral; (ii) separation from service; (iii) disability; (iv) change in control; or (v) death.  A participant’s election form must specify whether the payments will be made by lump sum or by installments, and the number of annual installments (with a minimum of two (2) and a maximum of five (5) installments) as may be directed by the participant in his or her election form.

In November 2008, per the recommendation of the Compensation Committee of the Board, the Deferred Plan was amended in order to conform to Section 409A of the Internal Revenue Code.

2008 Profit Sharing Plan

The 2008 Profit Sharing Plan, which supersedes the 2007 Profit Sharing Plan, was approved by the Compensation Committee of the Board on November 18, 2008.  At the same meeting, per its recommendation, the Board approved a revision to the 2008 Profit Sharing Plan to conform to Section 409A of the Internal Revenue Code.

The 2008 Profit Sharing Plan permits designated key management employees (“KME”) to share in the profits of the Company.  The profit sharing pool was calculated based on a graduated scale of the attainment of consolidated year-end net income before taxes versus the annual budget and the maximum sum to be distributed from that pool will be determined annually as a percentage of the aggregate of the annual salaries of the KMEs.  Each KME is required, pursuant to the 2008 Profit Sharing Plan, to defer 20% of his or her annual profit sharing award, if attained, into the Deferred Plan.

NOTE 14 - Commitments and Contingencies

The Company may be, from time to time, a party to various legal proceedings and administrative actions, all arising from the ordinary course of business. Although it is impossible to predict the outcome of any legal proceeding, the Company believes any liability that may finally be determined with respect to such legal proceedings should not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Included in this Annual Report on Form 10-K are certifications of our CEO/CFO, which are required in accordance with Rule 13a-14 of the Securities and Exchange Act of 1934 as amended (the “Exchange Act”). This section includes information concerning the controls and controls evaluation referred to in the certifications.

Evaluation of Disclosure Controls and Procedures.

We maintain a system of disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, which is designed to provide reasonable assurance that information, which is required to be disclosed in our reports filed pursuant to the Exchange Act, is accumulated and communicated to management in a timely manner. At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO/CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our CEO/CFO concluded that, as of the date of such evaluation, our disclosure controls and procedures were effective in timely alerting him to information related to us that is required to be included in our reports filed under the Exchange Act.

Changes in Internal Control over Financial Reporting.

During the fourth quarter of 2008, there were no significant changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management considered the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework.” Based on this assessment, management believes that, as of December 31, 2008, our internal control over financial reporting was effective.

This annual report does not include an attestation report by our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only a management assessment in this annual report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table provides information as of March 9, 2009 with respect to each of our directors and Mr. Rami S. Ramadan, our CEO or principal Executive Officer (the “named executive officer”):

Name	Age	Position in the Company	Director Since
Rami S. Ramadan	59	CEO, CFO, President and Director	1999
Julio E. Heurtematte, Jr. (1)	73	Director	1998
Malcolm M.B. Sterrett (1)	66	Director, Chairman	1998
Geoffrey B. Baker (1),(2)	59	Director	1999
Timothy G. Ewing (1)	48	Director	2004

(1)	Member of each of theAudit, Nominating and Compensation Committees.
(2)	Mr. Baker, who was appointed to a fill a vacancy on the Board of Directors on December 22, 1998, resigned from his position on May 13, 1999 and rejoined the Board on August 4, 1999.

Rami S. Ramadan has served as CEO and CFO since July 12, 1999 and President since August 2000. His most recent prior position was Executive Vice President of Finance for the Ian Schrager Hotels from November 1997 to July 1999. Prior to that, Mr. Ramadan held senior financial positions with Hyatt Hotels from January 1994 to November 1997, Euro Disney from October 1990 to December 1993 and Le Meridien Hotels from September 1975 to September 1990.

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

Timothy G. Ewing.   Mr. Ewing, a Chartered Financial Analyst, is the managing partner of Ewing & Partners and the manager of Value Partners, Ltd., a private investment partnership formed in 1989, and of the Endurance Partnerships, private investment partnerships formed in 2001.  Mr. Ewing has been a member of the board of directors of Cherokee, Inc. (NASDAQ:  CHKE) in Van Nuys, California since 1997.  He currently serves on the board of directors of Global Aircraft Solutions (OTCBB:  GACF) in Tucson, AZ and Towne Bancorp, Inc, (OTCBB: TWNE) in Phoenix, AZ, both since 2008.  In addition, he is immediate past chairman and an advisory board member of the Dallas Museum of Nature & Science, serves on the board of directors of The Dallas Opera, the board of trustees of the Baylor Healthcare System Foundation, and the advisory board of the University of Texas at Dallas’ Holocaust Studies Program.

Information about our Board and its Committees:

Our Board of Directors, which is chaired by Mr. Sterrett in a non-executive role, manages the business and affairs of the Company.  The Board holds biweekly conference calls and meets in person on an as-needed basis.  The Board has established several committees, described below, which also meet on an as-required basis during the year.  The Board met in person three times and conducted business by written consent once during the Company’s fiscal year ended December 31, 2008.  No director attended fewer than 75% of the total number of meetings of the Board or meetings of committees of the Board during the year ended December 31, 2008.

The Board of Directors has established the following committees:

Audit Committee

Our Audit Committee reviews and approves internal accounting controls, internal audit operations and activities, the Company’s annual report and audited financial statements, the selection of the Company’s independent auditors, the activities and recommendations of the Company’s independent auditors, material changes in the Company’s accounting procedures, the Company’s policies regarding conflicts of interest and such other matters as may be delegated by the Board. The Audit Committee, composed of Mr. Baker, the Committee’s Chairman, Messrs. Heurtematte, Sterrett and Ewing, all non-employee, “independent” directors, with Mr. Heurtematte serving as the “audit committee financial expert”, met three times in person and conferred by conference calls twice in 2008.

Compensation Committee

Our Compensation Committee sets the compensation for executive officers of the Company and sets the terms of grants of awards under the 2004 Equity Plan and any other equity-based compensation plans adopted by the Company. The Compensation Committee, composed of Mr. Heurtematte, the Committee’s Chairman, Messrs. Baker, Sterrett and Ewing, met three times in person, conferred by phone twice, and conducted business by written consent once in 2008.

Nominating Committee

Our Nominating Committee has the responsibilities set forth in its Charter, including recommending Board nominees, determining the qualifications for such nominees and assisting the Board of Directors in interpreting and applying the Company’s Corporate Governance Guidelines.  The Nominating Committee is composed of Mr. Ewing, its Chairman, Messrs. Baker, Heurtematte and Sterrett, and met once during 2008.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of our Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”) and the Financial Industry Regulatory Authority, Inc. (formerly, the National Association of Securities Dealers, Inc.) (“FINRA”) by certain dates.  Officers, directors and 10% stockholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file.

Prior to June 2003, Value Partners held a controlling 57.5% of our issued and outstanding Common Stock.  Further, as part of its participation in the 2003 recapitalization, Value Partners received an additional 3,270,104 shares.  After the issuance of 2,809,188 and 1,000,000 shares of Common Stock as part of the $4.75 million and the $3.5 million Capital Raises, respectively, Value Partners’ beneficial ownership was reduced from 70.9% to 37.6% of our issued and outstanding Common Stock.  Mr. Ewing, one of our directors, can be considered to be a controlling person of Value Partners.

As part of their participation in the Two Capital Raises, Special Situations Private Equity Fund LLP and Special Situations Cayman Fund, LP (collectively referred to as “Special Situations Funds”), and Wynnefield Small Cap Value Offshore Fund, Ltd, Wynnefield Partners Small Cap Value LP and Wynnefield Partners Small Cap Value LP1 (collectively referred to as “Wynnefield Funds”), currently hold 23.5% and 16.7%, respectively, of our issued and outstanding Common Stock.  (See also “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”).

We know of no other person or entity who owns 10% or more of the Company’s Common Stock.

Based solely on review of the copies of such forms either filed by us on behalf of our directors and named executive officer, or furnished to us, we believe that all applicable Section 16(a) filing requirements were satisfied by our directors and named executive officer during 2008.

Code of Ethics

Our Board of Directors adopted a Code of Ethics which covers all company executives of TWC and our subsidiaries.  The Code of Ethics requires that senior management avoid conflicts of interest; maintain the confidentiality of information relating to the Company; engage in transactions in the Common Stock only in compliance with applicable laws and regulations and the requirements set forth in the Code of Ethics; and comply with other requirements which are intended to ensure that such officers conduct business in an honest and ethical manner and otherwise act with integrity and in the best interest of TWC.  In February 2007, all of our key management employees and officers reaffirmed, in writing, their commitment to our Code of Ethics. It is our Company’s intention to revisit and reaffirm our Code of Ethics in year 2010.

A copy of our Company’s Code of Ethics will be furnished to any person upon written request.  Requests should be sent to:  Jill A. Yarussi, Corporate Secretary, Trans World Corporation, 545 Fifth Avenue, Suite 940, New York, New York 10017.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview of Compensation Philosophy and Program.  Our compensation philosophy is to provide compensation to our executive officers that is competitive in the marketplace in order to attract and retain qualified and experienced officers.  The compensation of our named executive officer, including the various components of such compensation, is determined by our Compensation Committee.  The Committee consists solely of non-employee directors who meet all applicable requirements to be independent of management.  In addition, the Committee may uses, from time to time, independent outside consulting firms that provide information regarding the compensation paid by our peer group, as described below.

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

For 2008, pursuant to his July 1, 2005, 2.5-year employment agreement, which was automatically renewed for a one-year term ending December 31, 2009.  The base annual salary for our named executive officer was increased to $450,000 from $400,000, effective April 1, 2008.  Base salary is considered in conjunction with the short-term annual bonus component of our executive compensation program.

Bonuses.  In addition to the 2008 Profit Sharing Plan (see above), a discretionary cash bonus for the named executive officer is determined by the Compensation Committee, on an annual basis, where applicable.  The amount of the bonus is based on the Company’s overall performance as well as an evaluation of the individual’s performance.  In 2008, the Compensation Committee granted a discretionary cash bonus of $135,000 to the named executive officer.

Stock Options

In determining the size of stock option grants to executive officers, our Committee considers the Company’s financial performance against the strategic plan as attributed to executive officers.  In this regard, our Committee granted stock options to Mr. Ramadan, the Chief Executive Officer, on July 1, 2005, as part of his employment contract renewal.  Mr. Ramadan was granted seven-year options, to be vested over a four-year vesting period, to purchase an aggregate total of 175,000 shares, of which 35,000 remained unvested as of December 31, 2008, of the Company’s Common Stock at the exercise prices ranging from $2.80 at July 1, 2005, incrementally increasing every six months, to a maximum of $4.11 on January 1, 2012.  The unvested balance of 35,000 options will vest, if Mr. Ramadan is employed by TWC at the time of vesting, on July 1, 2009.

On February 4, 2007, Mr. Ramadan was granted seven-year options to purchase 50,000 shares of Common Stock, of which options to purchase 12,500 shares vested immediately, and the balance will vest in three equal parts, over a three-year vesting period, on the anniversary of the date of grant.  The exercise price of these options is set at $3.75 per share, the closing market price of the shares on the date of grant.  As of December 31, 2008, options to purchase 25,000 shares have vested.

Further, on October 23, 2007, pursuant to the Company’s 2004 Equity Incentive Plan, as amended, Mr. Ramadan was granted seven-year options to purchase 125,000 shares of Common Stock, with options to purchase 25,000 shares to be vested immediately, and the balance to be vested in four equal parts, over a four-year vesting period, on the anniversary of the date of grant.  The exercise price of these options is set at $4.85 per share, the closing stock price on October 23, 2007, and will escalate at 4.2% per annum.  As of December 31, 2008, options to purchase 50,000 shares have vested.

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

Pursuant to his renewed employment agreement and the 2004 Equity Plan, in July 2005, Mr. Ramadan was granted 75,000 shares of restricted Common Stock that vest cumulatively, beginning with the quarter ended September 30, 2005, as follows:

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

All unvested options and unvested restricted stock granted hereunder shall, automatically and without any further action on the part of Mr. Ramadan or any members of the Compensation Committee, terminate upon the effective date of the termination or expiration of his employment agreement, except that all unvested options and unvested restricted stock granted thereunder shall, automatically and without any further action on the part of any person, vest to Mr. Ramadan upon the closing date of a change of control of the Company. All such vested options and restricted stock must be surrendered or otherwise converted into cash or securities of the acquiror or exercised as required or permitted by the terms and conditions of the change of control documents.  Any extension of the terms of his employment agreement beyond December 31, 2008 shall not result in the extension of any option or stock grant vesting or exercise periods set forth above.  As of December 31, 2008, there were no shares of restricted stock vested.

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

Summary Compensation Table

The following table sets forth a summary of certain information concerning the compensation awarded or paid by our Company or our subsidiaries for services rendered in all capacities during the fiscal years ended December 31, 2008 and 2007 to the Company’s executives, who with the exception of Mr. Ramadan, are not “executive officers”:

Name and Principal Position	Year	Salary(1)	Bonus(2)	Stock Awards	Option Awards(3)	Non- Equity Incentive Plan Compensation(4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(5)	All Other Compensation(6)	Total
Rami S. Ramadan, Chief Executive Officer	2008	$437,500	$135,000	$—	$98,000	$40,100	$—	$20,000	$730,600
	2007	$400,000	$100,000	$—	$89,000	$—	$—	$25,000	$614,000
Sarah E. Wagner, Director of Project Development	2008	$158,700	$32,900	$—	$3,000	$14,700	$—	$9,300	$218,600
	2007	$146,850	$30,928	$—	$3,000	$—	$—	$9,300	$190,078
Thomas Mähder, Managing Director of Operations (7)	2008	$228,571	$—	$—	$5,400	$—	$—	$15,000	$248,971

(1)                Mr. Ramadan’s annual salary was increased from $400,000 to $450,000, effective April 1, 2008.

(2)                Represents awards based on either personal performance evaluation or at the discretion of the Company’s Compensation Committee.

(3)                Reflects the amount expensed in accordance with Statement of Financial Accounting Standards No. 123(R) during fiscal 2008 with respect to vesting of stock options.  For a discussion of the assumptions used to establish the valuation of the stock options, reference is made to Note 2 of the Notes to the Consolidated Financial Statements.  Additional information is also included in the table entitled “Grants of Plan-Based Awards for the Year Ended December 31, 2008.”

(4)                20% of each employee’s Profit Sharing Plan portion earned was allocated to the Deferred Compensation Plan and will be paid out in Common Stock.

(5)                There were no above-market or preferential earnings on nonqualified deferred compensation for the named executive officer.

(6)                Consists of the cost of a leased automobile for business use to Mr. Ramadan and Mr. Mähder; and for Mr. Ramadan and Ms. Wagner an employer-matching contribution toward their 401(k) plan.

(7)                Mr. Mähder was hired on January 2, 2008.

Equity Compensation Plans

The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors) in effect as of December 31, 2008.

Plan category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders (1)	429,065	$3.75	127,270
Equity compensation plans not approved by security holders (2)	—	—	—
Total	429,065	$3.75	127,270

(1)          Represents all the outstanding options, issued under the 2004 Equity Plan and previous equity compensation plans.

(2)          Does not include accruals made under the Company’s Deferred Compensation Plan for directors and qualified employees who may only receive such amounts in shares of the Company’s Common Stock upon elected deferment terms.

The following table sets forth information concerning grants of awards pursuant to plans made to the named executives during the year ended December 31, 2008:

Grants of Plan-Based Awards for the Year Ended December 31, 2008

GRANTS OF PLAN-BASED AWARDS
	Grant	Estimated Future Payouts Under Non-Equity Incentive (1) Plan Awards			Estimated Future Payouts Under Incentive Plan Awards			All Other Stock Awards: Number of Shares of	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Date	Threshold	Target	Maximum	Threshold	Target	Maximum	Stock/Units	Options	Awards	Awards
		$000	$000	$000	#	#	#	#	#	($/Sh)	($/Sh)

Rami S. Ramadan	2008	$43	$87	$217	N/A			—	—	$—	$—

Sarah E. Wagner	2008	$16	$31	$79	N/A			—	—	$—	$—

Thomas Mähder	2008	$23	$45	$113				—	—	$—	$—

(1)          Pursuant to the named executive officer and the other listed executives’ participation in the 2008 Profit Sharing Plan.

A summary description of our Company’s equity compensation plans are found at “Note 13 — Compensation Plans” of the Notes to the Consolidated Financial Statements.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding equity awards held by the named executives as of December 31, 2008:

	Option Awards					Stock Awards				Equity Incentive Plan Awards
Name	Number of Securities Underlying Unexercised Options			Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested		Number of Unearned Shares That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
	Exercisable		Unexercisable
Rami S. Ramadan	50,000	(1)	75,000	$5.05	10/23/14	75,000	(2)	$—	(3)	—	$—
	25,000	(4)	25,000	$3.75	02/04/14
	140,000	(5)	35,000	$3.34	06/30/12
	1,500	(6)		$3.30	07/12/14
	1,500	(6)		$6.00	07/12/13
	1,500	(6)		$5.00	07/12/12
Sarah E. Wagner	10,000			$2.50	08/02/13
	300			$3.00	01/01/14
Thomas Mähder	2,500	(7)	7,500	$4.10	01/04/15

(1)                      On October 23, 2007, pursuant to the Company’s 2004 Equity Incentive Plan, as amended, Mr. Ramadan was granted seven-year options to purchase 125,000 shares of Common Stock, with options to purchase 25,000 shares vested immediately, and the balance to be vested in equal parts, over a four-year vesting period, on the anniversary of the date of grant.  The exercise price of these options was set at $4.85 per share, the closing stock price on October 23, 2007, and escalates at 4.2% per annum.

(2)                      The restricted shares vest according to an earnings formula as stipulated in Mr. Ramadan’s employment agreement. (See “Compensation Discussion and Analysis - Restricted Stock Awards” above).

(3)                      Based upon the fair market value represented by the reported closing price on the over-the-counter bulletin board of $2.75 per share for the Company’s Common Stock as of December 31, 2008.

(4)                      On February 4, 2007, Mr. Ramadan was granted seven-year options to purchase 50,000 shares of Common Stock, with options to purchase 12,500 shares vested immediately, and the balance to be vested in equal parts, over a three-year vesting period, on the anniversary of the date of grant.  The exercise price of these options was set at $3.75 per share.

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

(7)                      On January 4, 2008, Mr. Mähder was granted seven-year options to purchase 10,000 shares of Common Stock, with options to purchase 2,500 shares vested immediately, and the balance to be vested in equal parts, over a three-year vesting period, on the anniversary of the date of grant.  The exercise price of these options was set at $4.10 per share.

Option Exercises and Stock Vested

No stock options were exercised and no shares of restricted stock vested for the named executive officer or for the other executives in 2008.

Nonqualified Deferred Compensation

Neither the named executive officer nor the other executives earned any nonqualified deferred compensation in 2008.

Employment and Change of Control Agreements

We extended an employment agreement with Mr. Ramadan in 2008, pursuant to which the Company agreed to employ Mr. Ramadan as President, Chief Executive Officer and Chief Financial Officer for another year ending on December 31, 2009.  For additional information, see “Compensation Discussion and Analysis - Employment/Severance Agreements” below.

Our Company, as part of an employment agreement renewal, amended the change of control agreement with Mr. Ramadan.  See “Compensation Discussion and Analysis — Additional Components of Executive Compensation” above.

Potential Payments upon Termination of Employment or a Change in Control

The following table describes the potential payments to the named executive officer, upon an assumed termination of employment or a change in control as of December 31, 2008:

Payments and Benefits	Voluntary Termination	Termination for Cause	Involuntary Termination Without Cause or Termination by the Executive for Good Reason With a Change in Control	Material Breach of Agreement by Company	Death or Disability

Accrued vacation pay (a)	$—	$—	$—	$—	$—

Accrued sick pay (b)	10,000	10,000	10,000	10,000	10,000

Severance payments and benefits: (c)

Cash severance (d)			450,000	450,000

Medical and dental benefits (e)			20,000	20,000

Equity awards:

Vested stock options and restricted stock awards (f)

Unvested stock options and restricted stock awards (g)			206,000

Total payments and benefits	$10,000	$10,000	$686,000	$480,000	$10,000

(a)          There was no accrued and unused vacation time due to Mr. Ramadan as of December 31, 2008.

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

(e)          Represents the estimated present value cost of providing continued medical and dental coverage to Mr. Ramadan for an assumed period ending at the earlier of (i) the date he is entitled to receive substantially similar benefits from a subsequent employer, or (ii) 12 months from the employment termination date.  The estimated costs assume the current insurance premiums and other costs for 12 months from December 31, 2008.

(f)            All vested stock options and restricted stock awards are exercisable as set forth in Mr. Ramadan’s employment agreement or the plans under which they were granted, except upon a change in control, in which case, they must be surrendered, or otherwise converted into cash or securities of the acquirer, or exercised as required, or permitted by the terms and conditions of the change in control documents.  The vested stock options were “under water,” based on the December 31, 2008 reported closing price of the Company’s Common Stock of $2.75 per share.

(g)         All unvested stock options and unvested restricted stocks will terminate upon the termination or expiration of the employment agreement except upon a change of control in which case they will vest on the closing date of change of control. The unvested stock options would be “under water,” based on the December 31, 2008 reported closing price of the Company’s Common Stock of $2.75 per share, while the restricted stock would be worth approximately $206,000.

Directors’ Compensation

Effective beginning the quarter ended September 30, 2003, our non-employee directors’ compensation includes a cash retainer fee of $6,250 per quarter, per member.  In addition, the non-executive chairman of our Board receives an additional $1,250 per quarter, while each chairman of our three Committees receives $625 per quarter.  To recognize the burden and importance of the Audit Committee, effective June 30, 2006, each member of this Committee has been compensated an additional $1,250 per quarter.  In connection with this change, the automatic grant of a non-qualified option to purchase 25 shares of Common Stock on the date following each fiscal quarter in which the director serves was eliminated.  All members of the Board are reimbursed for out-of-pocket expenses in connection with attending Board meetings.  Full-time employee directors of our Company do not receive any fees for board or committee meetings.

The following table sets forth information concerning compensation paid or accrued by our Company to each member of the Board of Directors during the year ended December 31, 2008.  As an employee-director, Mr. Ramadan received no compensation for his board and committee memberships.   His compensation is fully reported in the Summary Compensation Table above.

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

(1)          Includes payment of directors’ retainer fees for service on the board of the Company.  Also includes the payment of fees for service as chairman of a board sub-committee.  Pursuant to the Company’s adoption of the Deferred Compensation Plan in June 2006, each director elected to defer a portion of his quarterly retainer, which, for the year ended December 31, 2008, was $2,500 each for Mr. Baker, Mr. Ewing, Mr. Heurtematte and Mr. Sterrett, respectively.  Furthermore, Mr. Sterrett receives an additional $2,500 as remuneration for being the Chairman of the Board of Directors.

(2)          Reflects the amount, if any, expensed in accordance with Statement of Financial Accounting Standards No. 123(R) during fiscal 2008 with respect to the grants of stock options.  Until its termination in June 30, 2006, each non-employee director was granted, on a quarterly basis, non-qualified options to purchase 25 shares of Common Stock, which were fully vested on the dates of grant, and at the closing market price of the date of grant.  For a discussion of the assumptions used to establish the valuation of the stock options, reference is made to Note 12 of the “Notes to the Consolidated Financial Statements” of the Company included in the Company’s 2008 Annual Report to Stockholders.

Employment/Severance Agreements

On December 31, 2008, our Company extended Mr. Ramadan’s July 1, 2005, two and a half year employment agreement, pursuant to which we agreed to employ him as President, Chief Executive Officer and Chief Financial Officer for a renewable term of one year, ending December 31, 2009, with a current base annual salary of $400,000, which was increased to $450,000 effective April 1, 2008.  Mr. Ramadan will continue to be eligible to participate in the 2004 Equity Plan and any present or future employee benefit plans, including the 2008 Profit Sharing Plan and the Deferred Compensation Plan. He will also be reimbursed for reasonable travel and out-of-pocket expenses necessarily incurred in the performance of his duties. As provided by Mr. Ramadan’s extended agreement and shown in the “Stock Options” and “Restricted Stock Awards” sections above, he received:  (i) a grant of seven-year options to purchase an aggregate total of 175,000 shares of the Company’s Common Stock in allotments of 35,000 shares per annum over a four-year vesting period with increasing exercise prices every six months from $2.80 per share at July 1, 2005 to $4.11 per share at January 1, 2012; and (ii) upon reaching designated earnings per share targets, up to 75,000 shares of restricted Common Stock in 25,000 share allotments.  On February 4, 2007, Mr. Ramadan was granted seven-year options to purchase 50,000 shares of Common Stock, with options to purchase 12,500 shares to be vested immediately, and the balance to be vested in equal parts, over a three-year vesting period, on the anniversary of the date of grant.  The exercise price of these options was set at $3.75 per share.  25,000 options have vested as of December 31, 2008.  On October 23, 2007, pursuant to the Company’s 2004 Equity Incentive Plan, as amended, Mr. Ramadan was granted seven-year options to purchase 125,000 shares of Common Stock, with options to purchase 25,000 shares to be vested immediately, and the balance to be vested in equal parts, over a four-year vesting period, on the anniversary of the date of grant.  The exercise price of these options was set at $4.85 per share, the closing stock price on October 23, 2007, and escalates at 4.2% per annum.

In the event the employment agreement is terminated without cause, or if he terminates his employment agreement after a change in control for good reason, as defined in the agreement, Mr. Ramadan will receive one year’s salary.  The agreement is also subject to numerous termination provisions in the event of death, disability, discharge for cause, and material breach thereof.  In addition, if our Company terminates the agreement without cause, materially breaches the employment agreement and does not cure such breach, or if Mr. Ramadan terminates the employment agreement after a change in control for good reason, we will continue to provide Mr. Ramadan with his medical insurance benefits then in effect until the date of the earlier of the commencement of his full time employment with another employer, or the first anniversary date of the termination date of the employment agreement.  Further, the employment agreement provides that unless either the Company or Mr. Ramadan notified the other of its/his intent not to extend the term on or prior to September 30, 2008 or on or prior to each September 30th thereafter, then the term shall be automatically extended for a period of one year to the next December 31st.  Accordingly, the term of Mr. Ramadan’s employment agreement was, as of October 1, 2008,  automatically extended to December 31, 2009.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our Common Stock as of February 28, 2009 (the “Calculation Date”), unless otherwise noted, (a) by each shareholder who is known by the Company to own beneficially more than 5.0% of the outstanding Common Stock, (b) by each director, (c) by each executive officer named in the Summary Compensation Table above and by all executive officers and directors as a group. Unless otherwise noted, each of the shareholders listed in the table or included within a group listed in the table possesses sole voting and investment power with respect to the shares indicated, subject to community property laws where applicable. The business address for each director and officer of our Company is 545 Fifth Avenue, Suite 940, New York, New York 10017.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned (1)	Percentage of Ownership (1)
Value Partners, Ltd. (2)	3,326,679	37.5%
Special Situations Funds (3)	2,081,008	23.5
Wynnefield Funds (4)	1,483,548	16.7
SC Fundamental Funds (5)	468,735	5.3
Rami S. Ramadan (6)	433,000	4.7
Julio E. Heurtematte, Jr. (7)	24,724	*
Malcolm M.B. Sterrett (8)	24,724	*
Geoffrey B. Baker (9)	24,704	*
Timothy G. Ewing (10)	3,326,679	37.5
All directors and the executive officer as a group (5 persons) (11)	3,833,831	43.0%

*      Less than 1% of the issued and outstanding shares of the Company’s Common Stock.

(1)          The percentage of outstanding shares is based on 8,871,640 shares outstanding as of February 28, 2009 and, for certain individuals and entities, on reports filed with the SEC or on information provided directly to our Company by such individuals or entities. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from February 28, 2009 upon the exercise of options. Each beneficial owner’s percentage ownership is determined by assuming that options that are held by such person (but not those held by any other person) are exercisable within 60 days from February 28, 2009 have been exercised. Included are shares of Common Stock issuable upon the exercise of options to purchase the Company’s Common Stock.

(2)          Value Partners, Ltd. is a Texas limited partnership, managed by Ewing & Partners, whose business address is 4514 Cole Avenue, Suite 808, Dallas, Texas 75205.

(3)          AWM Investment Company, Inc. (“AWM”), whose address is 527 Madison Avenue, Suite 2600, New York, New York 10022, is the general partner of and investment adviser to the Special Situations Cayman Fund, L.P. (“SSCF”) and the investment adviser to the Special Situations Private Equity Fund, L.P. (“SSPEF”).  Austin W. Marxe and David M. Greenhouse are the principal owners of AWM.  Through their control of AWM, Messrs. Marxe and Greenhouse share voting and investment control over the portfolio securities of SSCF and SSPEF (collectively referred to as “Special Situations Funds”).  SSPEF beneficially owns 1,192,908 shares of Common Stock, of which 1,114,500 were acquired as a result of their participation in the Company’s Two Capital Raises, while SSCF beneficially owns 888,100 shares of Common Stock, of which 886,100 were acquired in the same raises.

(4)          Wynnefield Small Cap Value Offshore Fund, Ltd., Wynnefield Partners Small Cap Value LP, Wynnefield Partners Small Cap Value LP I, and Channel Partnership II (collectively referred to as “Wynnefield Funds”), all managed by Wynnefield Capital, Inc., a private investment firm, whose address is 450 Seventh Avenue, Suite 509, New York, New York 10123, directly beneficially owns 1,483,548 shares of the Company’s Common Stock, of which 1,335,353 were acquired as a result of its participation in TWC’s Two Capital Raises.  Currently, Wynnefield Small Cap Value Offshore Fund, Ltd. beneficially owns 364,248 shares of Common Stock; Wynnefield Partners Small Cap Value LP beneficially owns 461,500 shares of Common Stock; Wynnefield Partners Small Cap Value LP I beneficially owns 650,500 shares of Common Stock; and Channel Partnership II LP beneficially owns 7,300 shares of Common Stock.

(5)          SC Fundamental Value Funds LP (“SCFVF”) and SC Fundamental Value BVI, Ltd (“SCFVBVI”), collectively referred to as SC Fundamental Value Funds, whose address is 747 Third Avenue, 27th Floor, New York, New York 10017, were participants in the $4.75 million Capital Raise.  SCFVF is managed by SC Fundamental LLC, as general partner, and beneficially owns 211,890 shares of Common Stock, while SCFVBVI is managed by SC BVI Partners, as investment advisor, and beneficially owns 256,845 shares of Common Stock.

(6)          Consists of 3,500 shares of Common Stock, 354,500 shares subject to incentive options, granted to Mr. Ramadan, of which 147,000 have vested, and 75,000 shares of restricted stock, none of which have vested. (See “Item 10.  Executive Compensation.” above)

(7)          Includes 24,029 shares of Common Stock; 20 shares of Common Stock subject to non-qualified options granted under the 1999 Plan at the end of each calendar quarter ended March 31, 1999 through June 30, 2000; and 25 shares of Common Stock subject to non-qualified options granted under the 1999 Plan at the end of each calendar quarter ended September 30, 2000 through June 30, 2006, all of which were fully vested on the dates of grant.   Effective the quarter ended September 30, 2006, as part of Mr. Heurtematte’s participation in the Company’s Deferred Compensation Plan, quarterly option grants were terminated for members of the Board of Directors in lieu of a nominal increase in the annual retainer, of which a minimum of 25% is allocated to the Deferred Compensation Plan.

(8)          Includes 24,029 shares of Common Stock; 20 shares of Common Stock, subject to non-qualified options, granted under the 1999 Plan at the end of each calendar quarter ended since March 31, 1999 through June 30, 2000; and 25 shares of Common Stock subject to non-qualified options granted under the 1999 Plan at the end of each calendar quarter ended September 30, 2000 through June 30, 2006, all of which were fully vested on the dates of grant.  Effective the quarter ended September 30, 2006, as part of Mr. Sterrett’s participation in the Company’s Deferred Compensation Plan, quarterly option grants were terminated for members of the Board of Directors in lieu of a nominal increase in the annual retainer, of which a minimum of 25% is allocated to the Deferred Compensation Plan.

(9)          Includes 24,029 shares of Common Stock; 20 shares of Common Stock, subject to non-qualified options, granted under the 1999 Director Plan for the calendar quarter ended March 31, 1999; 20 shares of Common Stock subject to non-qualified options granted under the 1999 Director Plan at the end of each quarter ended since September 30, 1999 through June 30, 2000; and 25 shares of Common Stock subject to non-qualified options granted under the 1999 Director Plan at the end of each calendar quarter ended September 30, 2000 through June 30, 2006, all of which were fully vested on the dates of grant.  Effective the quarter ended September 30, 2006, as part of Mr. Baker’s participation in the Company’s Deferred Compensation Plan, quarterly option grants were terminated for members of the Board of Directors in lieu of a nominal increase in the annual retainer, of which a minimum of 25% is allocated to the Deferred Compensation Plan.

(10)    Mr. Timothy G. Ewing is the managing partner of Ewing & Partners, which manages Value Partners, Ltd.  His beneficial ownership includes 3,326,679 shares of Common Stock, held by Value Partners, Ltd. (See also Note (2) above).  Effective the quarter ended September 30, 2006, as part of Mr. Ewing’s participation in the Company’s Deferred Compensation Plan, quarterly option grants were terminated for members of the Board of Directors in lieu of a nominal increase in the annual retainer, of which a minimum of 25% is allocated to the Deferred Compensation Plan.

(11)    See Notes (3), (4), (5), (6) and (7) above.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

None.

Item 14.  Principal Accounting Fees and Services.

Rothstein, Kass & Co., P.C., our principal independent accountants, provided audit and non-audit services to the Company in 2008 and 2007, which are described below.  We have been advised by Rothstein, Kass & Co., P.C. that neither that firm nor any of its associates has any relationship with our Company or its subsidiaries other than the usual relationship that exists between independent accountants and clients.

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

The following table shows the fees that were billed to the Company by Rothstein, Kass & Co., P.C. for professional services rendered for the fiscal years ended December 31, 2008 and December 31, 2007.

Fee Category	2008	2007
Audit Fees	$170,000	$161,000
Audit-related Fees	8,000
Tax Fees	30,000	32,000
All Other Fees
Total Fees	$208,000	$193,000

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)         Exhibits

Reference is made to the Exhibit Index hereinafter contained.

A copy of any exhibits listed or referred to herein will be furnished at a reasonable cost to any person who was a shareholder of our Company as of February 28, 2009, upon written request from any such person. Requests should be sent to: Jill A. Yarussi, Corporate Secretary, Trans World Corporation, 545 Fifth Avenue, Suite 940, New York, New York 10017.

TRANS WORLD CORPORATION

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2008

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

10.18	Renewal and Amendment of Employment Agreement between the Company and Rami S. Ramadan, Effective as of July 1, 2005	Incorporated by reference to Exhibit 10.18 contained in the Form 10-KSB filed on March 17, 2006 (File No. 0-25244).

14.0	Code of Ethics	Incorporated by reference to Exhibit 14.0 contained in the 2008 Proxy Statement filed on May 14, 2008 (File No. 0-25244).

21.0	Subsidiaries	Filed herewith.

23.0	Consent of Rothstein, Kass & Company, P.C., Independent Registered Public Accounting Firm	Filed herewith - See page 19 of this report.

31.0	Section 302 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith.

32.0	Section 906 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS WORLD CORPORATION
(Registrant)

Dated: March 12, 2009
	By:	/s/ Rami S. Ramadan
Rami S. Ramadan
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant on March 12, 2009 in the capacities indicated.

Signature and Title

/s/ Rami S. Ramadan
Director, President, Chief Executive Officer and Chief Financial officer (Principal Executive Officer and Principal Accounting Officer)

/s/ Geoffrey B. Baker
Director

/s/ Timothy G. Ewing
Director

/s/ Julio E. Heurtematte, Jr.
Director

/s/ Malcolm M.B. Sterrett
Director and Chairman of the Board