Form 10-Q
period 2009-03-31
TRANS WORLD CORP
filed 2009-05-13
CIK 914577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒   NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES  ☐   NO  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐  NO  ☒

The number of outstanding shares of the registrant’s common stock as of May 12, 2009 was 8,871,640.

TRANS WORLD CORPORATION AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2009

INDEX

PART 1 — FINANCIAL INFORMATION

i

ITEM 1.                 FINANCIAL STATEMENTS

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2009 and December 31, 2008

(in thousands, except for share data)

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$2,661	$3,676
Prepaid expenses	953	886
Notes receivable, current portion	225	225
Other current assets	563	368

Total current assets	4,402	5,155

PROPERTY AND EQUIPMENT, less accumulated depreciation of of $7,772 and $7,580, respectively	34,188	35,839

OTHER ASSETS:
Goodwill	5,797	6,430
Notes receivable, less current portion	1,072	1,160
Deposits and other assets	1,761	2,073

Total other assets	8,630	9,663

	$47,220	$50,657

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Long-term debt, current maturities	$—	$175
Capital lease, current portion	196	282
Accounts payable	3,892	4,043
Interest payable	148	78
Czech tax accrual	2,788	2,596
Accrued expenses and other current liabilities	1,571	1,461

Total current liabilities	8,595	8,635

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	8,718	9,503
Capital lease, less current portion	43	64
Other liabilities	141	141

Total long-term liabilities	8,902	9,708

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 4,000,000 shares authorized, none issued
Common stock, $.001 par value, 20,000,000 shares authorized, 8,871,640 and 8,859,140 shares, issued and outstanding, respectively	9	9
Additional paid-in capital	51,405	51,358
Accumulated other comprehensive income	5,042	8,333
Accumulated deficit	(26,733)	(27,386)

Total stockholders’ equity	29,723	32,314

	$47,220	$50,657

See accompanying notes to condensed consolidated interim financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

Three Months Ended March 31, 2009 and 2008

(in thousands, except for share data)

	Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)

REVENUES	$7,817	$9,292

COSTS AND EXPENSES:
Cost of Revenues	4,087	5,203
Depreciation and amortization	453	392
Selling, general and administrative	2,445	2,985
	6,985	8,580

INCOME FROM OPERATIONS	832	712

OTHER EXPENSE:
Interest expense, net	(179)	(122)

NET INCOME	653	590

Other comprehensive income (loss), foreign currency translation adjustments, net of tax	(3,291)	3,591

COMPREHENSIVE INCOME (LOSS)	$(2,638)	$4,181

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	8,866,068	8,844,727
Diluted	8,902,203	8,891,130

EARNINGS PER COMMON SHARE:
Basic	$0.07	$0.07
Diluted	$0.07	$0.07

See accompanying notes to condensed consolidated interim financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2009 and 2008

(in thousands)

	Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$653	$590
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	453	392
Stock-based compensation expense	26	38
Stock issued for services	18
Deferred compensation to be paid as stock	3
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(342)	498
Deposits and other assets		(534)
Accounts payable	243	(339)
Interest payable	39	39
Czech tax accrual	441	(1,528)
Accrued expenses and other current liabilities	191	327
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,725	(517)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(62)	(878)
Investment into Hotel Savannah and spa and wellness center	(2,070)
Repayment on notes receivable		141
NET CASH USED IN INVESTING ACTIVITIES	(2,132)	(737)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrants exercise		5
Payments of financing costs		(8)
NET CASH USED IN FINANCING ACTIVITIES		(3)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(608)	810

NET DECREASE IN CASH	(1,015)	(447)

CASH:
Beginning of period	3,676	8,315

End of period	$2,661	$7,868

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$140	$108

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired via accounts payable	$136	$—

See accompanying notes to condensed consolidated interim financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(in thousands, except for share data)

1.     Basis of Presentation and Consolidation.

The accompanying unaudited condensed consolidated interim financial statements of Trans World Corporation and Subsidiaries (collectively, the “Company,” “TWC,” “we,” “our” or “us”) as of March 31, 2009 and December 31, 2008 and for the three months ended March 31, 2009 and 2008 reflect all adjustments of a normal and recurring nature to fairly present the consolidated financial position, results of operations and cash flows for the interim periods.  The financial statements of all foreign subsidiaries consolidated herein have been converted in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for financial presentation purposes.  All significant intercompany transactions and account balances have been eliminated in consolidation.  These unaudited condensed consolidated interim financial statements have been prepared by the Company according to the instructions of Form 10-Q and pursuant to the U.S. Securities and Exchange Commission’s (“SEC”) accounting and reporting requirements under Regulations S-X and S-K.  Pursuant to these instructions, certain financial information and footnote disclosures normally included in such consolidated financial statements have been condensed or omitted.

These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis or plan of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results that may occur for the year ending December 31, 2009.

The condensed consolidated balance sheet as of December 31, 2008 was derived from the Company’s audited financial statements but does not include all disclosures required by US GAAP.

2.     Commitments and Contingencies.

Lease Obligations - The Company is obligated under several operating leases expiring through 2011.  Future aggregate minimum annual rental payments under all of these leases for the next two years are as follows:

Twelve Months Ending March 31,
2010	$109
2011	$24

Rent expense under these operating leases was approximately $27 and $26 for the three months ended March 31, 2009 and 2008, respectively.

The Company is also obligated under certain five-year, slot equipment operating leases, the projected costs of which are not included in the table above due to fluctuating inventory, expiring in 2011 and 2012, which provide for a monthly fixed rental fee per slot machine, and an option for replacement to a different/newer machine during the term of the lease.  In the first quarter of 2009, the Company’s slot lease expenses were approximately $495 versus $578 in the comparable period in 2008, as a result of the weaker Czech currency versus the Euro currency, as the slot leases were paid in Euros.

Employment Agreements - The Company’s July 1, 2005 employment agreement with its Chief Executive Officer (“CEO”), Mr. Rami S. Ramadan, absent the intervention of either party, renewed automatically at the end of 2008 for another year ending December 31, 2009.  In addition to a perpetually renewable employment term of one year absent the intervention of either party, the agreement provides for annual compensation, plus participation in the Company’s benefits programs and equity incentive plans.  Effective April 1, 2008, Mr. Ramadan’s annual salary was increased to $450 from $400, as recommended by our Compensation Committee and approved by our Board of Directors.  As of March 31, 2009, only $337.5 of annual compensation, payable in 2009, remains to be paid under said employment agreement, excluding any bonus awards that may be granted in 2009 at the discretion of the Board of Directors.  On

March 5, 2009, our Board of Directors, pursuant to the recommendation of our Compensation Committee, awarded Mr. Ramadan an individual performance award of $361.9, of which $275 was discretionary and $86.9 was earned from achievement of performance targets set for the 2008 Profit Sharing Plan.

Pursuant to the renewal of the employment agreement with Mr. Ramadan in July 2005, Mr. Ramadan was granted seven-year options to purchase 175,000 shares of Common Stock, of which options to purchase 35,000 vested immediately, and the balance to be vested in equal parts, over a four-year vesting period, on the anniversary of the date of grant.  The exercise price of these options incrementally increases every six months, starting at $2.80 on July 1, 2005 to a maximum of $4.11 on January 1, 2012. As of March 31, 2009, only 35,000 options remain unvested.  The weighted average exercise price of the vested options was $3.70 at March 31, 2009.  Also pursuant to this July 2005 employment agreement, upon reaching designated earnings per share targets, Mr. Ramadan will be granted 75,000 restricted shares of the Company’s Common Stock in 25,000 allotments.  None of the restricted shares have been vested to date.

On February 4, 2007, Mr. Ramadan was granted seven year options to purchase 50,000 shares of Common Stock, of which options to purchase 12,500 shares vested immediately, and the balance will vest in three equal parts, over a three-year vesting period, on the anniversary of the date of grant.  As of March 31, 2009, only 12,500 options remain unvested.  The exercise price of these options, vested and unvested, was set at $3.75 per share, the closing price on the date of grant.

Further, on October 23, 2007, pursuant to the Company’s 2004 Equity Incentive Plan, Mr. Ramadan was granted seven year options to purchase 125,000 shares of Common Stock, with options to purchase 25,000 shares that vested immediately, and the balance to be vested in four equal parts, over a four-year vesting period, on the anniversary of the date of grant.  As of March 31, 2009, only 75,000 options remain unvested.  The exercise price of all these options, vested and unvested, is set at $4.85 per share, the closing stock price on October 23, 2007, and will escalate at 4.2% per annum.

No vested options have been exercised by Mr. Ramadan as of March 31, 2009.

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

Legal Proceedings - We are often subject to various contingencies, the resolutions of which, our management believes will not have a material adverse effect on our consolidated financial position or results of operations.  We are not involved in any material legal proceeding nor were we involved in any material litigation during the quarter ended March 31, 2009, or through the date of this filing.

3.     Liquidity.

As of March 31, 2009, the Company had a working capital deficit of approximately $3,893, an additional deficit of $413 compared to a working capital deficit of $3,480 at December 31, 2008.  This was primarily due to the addition of the spa and wellness center to the hotel complex, whose construction costs of approximately $1,700 were only reflected in the first quarter of 2009 and to residual hotel construction payables.  The Company has since established a payment plan with the construction vendors to pay off the approximate outstanding balance of $2,800 by October 2009.

Furthermore, the Company intends to satisfy its 2008 charity tax obligations of approximately $1,420, which have no pre-determined due date, by the end of June 2009 and has opted to go with a payment schedule permitted by the

Czech Ministry of Finance to settle its 2008 gaming tax obligations of approximately $740 over a five-month period ending August 2009.

The Company’s management believes that its cash resources at March 31, 2009, in addition to the anticipated cash to be provided by existing operations, will be sufficient to settle satisfactorily its accounts payable, meet current obligations and fund its operating activities for the next twelve months.  However, should cash from operations be insufficient to cover the above objectives, the Company may seek either to raise additional capital or obtain additional debt financing in order to fund its operations and growth strategies.  There is no guarantee that such funds will be available to TWC at favorable terms, or at all, in which case the Company may decide to reduce its operations and development plans.

In connection with the TWC’s management of the Grand Casino Lav and Nightclub, on May 31, 2007, the Company extended three EUR loans to Grand Hotel Lav, d.o.o., the owner of the Grand Casino Lav and Nightclub, as follows: (i) a three-year, 4.0% interest per annum loan of €568, or approximately $747 using the prevailing exchange rate of March 31, 2009, for the purchase of gaming equipment; (ii) a two-year, non-interest bearing loan of €229, or approximately $301, for preopening costs related to the casino and nightclub; and (iii) a one-year (renewable), non-interest bearing loan of €170, or approximately $224, for working capital.  By the nature of the intended use of each of the loans and for goodwill and the securing of the management contract, TWC agreed to waive interest on two of the three loans granted.  The original loan agreements stipulated monthly repayment of principal and interest, when applicable, at the end of each month of the respective terms, which commenced on October 1, 2007.  Additionally, default interest of 9.0% per annum applied on any monthly payment not made on time, regardless of any deferment allowance.  In light of the slower than expected growth of the operation and cash flow management challenges experienced during the low seasons by the Grand Hotel Lav, d.o.o., TWC accepted a payment deferment plan in September 2008, which provides for 2008’s total of the monthly loan payments and annually earned management fees to be paid in three monthly accelerated installments beginning June 2009 (during the casino operation’s high season in the summer months).  Thus, the Company expects repayment of the monthly principal and interest for 2008 and the 2008 annually earned management fees by the end of September 2009.  With respect to the above loans, TWC anticipates the three-year gaming equipment loan to be paid off by September 30, 2011, the two-year preopening costs loan to be repaid by September 30, 2010, and the one-year working capital loan to be renewed annually till the expiration of the management contract in September 2016.  The loans are secured by legally-binding receivable notes, which can be presented at any time to the owners’ bank for the satisfaction of these receivable notes.  Management believes the loans are fully collectible.

4.     Summary of Selected Significant Accounting Policies.

(a)   Revenue recognition - The Company complies with the SEC’s Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements, as amended by SAB 104.”  Casino revenue is defined as the net win from gaming activities, which is the difference between gaming wagers and the amount paid out to patrons, and is recognized on the day it is earned.  Revenues generated from ancillary services, including sales of food, beverage, cigarettes, and casino logo merchandise are recognized at the time the related services are performed and represent, in the aggregate, less than three percent of total revenues.

(b)   Earnings per share - The Company complies with accounting and disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.”  Basic earnings (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per common share incorporate the dilutive effect of common stock equivalents on an average basis during the period.  The Company’s common stock equivalents currently include only stock options, as all outstanding warrants had expired on March 31, 2008.  Thus, unexercised stock options to purchase 429,135 as of March 31, 2009 and March 31, 2008, respectively were included in the computation of diluted earnings per common share, if such unexercised stock options were “in-the-money” and vested.

	For the Three Months Ended
(amounts in thousands, except for	March 31,
share information)	2009	2008
Basic Earnings Per Share:
Net earnings	$653	$590
Weighted average common shares	8,866,068	8,844,727
Basic earnings per share	$0.07	$0.07

Diluted Earnings Per Share:
Net earnings	$653	$590
Weighted average common shares	8,866,068	8,844,727
Effect of dilutive securities using the treasury stock method:
Stock options and warrants	36,135	46,403
Dilutive potential common shares	8,902,203	8,891,130
Diluted earnings per share	$0.07	$0.07

(c)   Goodwill - Goodwill represents the excess of the cost of the Company’s Czech subsidiaries over the fair value of their net assets at the date of acquisition, which consists of only the Ceska and Rozvadov casinos and a parcel of land in Hate, Czech Republic.  Under SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test.  The impairment assessment requires the Company to compare the fair value of its Czech Republic “reporting unit,” which is comprised of its Ceska and Rozvadov casinos and the Hate parcel of land, the Company’s reporting unit as defined under SFAS No. 142, to its carrying value (the net equity of the Company) to determine whether there is an indication that an impairment exists.  The fair value of the Czech Republic reporting unit is determined

        (d)  Impairment for long-lived assets – The Company adheres to SFAS No. 144, “Accounting for the Impairment on Disposal of Long-Lived Assets” and periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may be recoverable.  If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived assets, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists.  If an asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value. An estimate of the asset’s fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. The Company reports an asset to be disposed of at the lower of its carrying value or its estimated net realizable market value. There were no impairment losses for long-lived assets recorded for the three months ending March 31, 2009.

through a combination of recent appraisals of the Company’s real property and a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”), which was based on the Company’s experience and data from independent, third parties.  As required by SFAS No. 142, the Company performed the periodic fair-value based testing of the carrying value of goodwill related to its Czech Republic reporting unit, during the third quarter of 2008 and determined that goodwill was not impaired.  There were no indicators of impairment present during the interim periods, therefore the Company determined that there was no impairment of goodwill at March 31, 2009.  The Company will perform its required annual assessment of goodwill by year end 2009.

(e)   Foreign currency translation - The Company complies with SFAS No. 52, “Foreign Currency Translation,” which states that for foreign subsidiaries whose functional currency is the local foreign currency, balance sheet accounts and cash flows are translated at exchange rates in effect at the end of each reporting period and resulting translation adjustments are included in “accumulated other comprehensive income.”  Statement of operations accounts are translated by applying the monthly averages of the daily exchange rates on the respective monthly local Czech statement of operations accounts for the period.

The impact of foreign currency translation on goodwill is presented below:

	Applicable
	Foreign Exchange
As of March 31, 2009 (in thousands, except FX)	Rate (“FX”)(2)	Goodwill		Method

Residual balance, as of January 1, 2003 (in USD) (1)		USD	3,579	(A)

USD residual balance (A), translated at June 30, 1998 (date of acquisition), at FX rate of: (ie. 2003 CZK Balance)	33.8830	CZK	121,267

2003 CZK balance, translated to USD:
At March 31, 2009 at FX of:	20.9193	USD	5,797	(B)

Net increase (step-up) to Goodwill (adjustment made to Translation Adjustment in consolidation):			2,218	(B-A)

Increase to Goodwill is booked as follows:
Step-up for the year ended December 31, 2003 at avg. FX of	28.2170	USD	1,080
Step-up for the year ended December 31, 2004 at avg. FX of	25.7251	USD	765
(Step-down) for the year ended December 31, 2005 at avg. FX of	23.9905	USD	(482)
Step-up for the year ended December 31, 2006 at avg. FX of	22.6253	USD	873
Step-up for the year ended December 31, 2007 at avg. FX of	20.3285	USD	881
(Step-down) for the year ended December 31, 2008 at avg. FX of	17.1012	USD	(266)
(Step-down) for the quarter ended March 31, 2009 at avg. FX of	21.2072	USD	(633)
			2,218

(1)     Goodwill was amortized over 15 years until the Company started to comply with SFAS No. 142. This balance represents the remaining, unamortized goodwill, after an impairment charge taken prior to January 1, 2003.

(2)     FX (interbank) rates taken from Oanda.com.

(f)    Stock-based compensation - The Company complies with the accounting and reporting requirements of SFAS No. 123R, “Share-Based Payment.”  SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25 (“APB No. 25”). Among other items, SFAS No. 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the fair value of those awards as of the vested date in the financial statements. The effective date of SFAS No. 123R for the Company was the first quarter of 2006. SFAS No. 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments vested after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permit entities to restate financial statements of previous periods, either for all prior periods presented or to the beginning of the fiscal year in which the statement is adopted, based on previous pro forma disclosures made in accordance with SFAS No. 123. Accordingly, the Company has adopted the modified prospective method of recognition, and began applying the valuation and other criteria to stock options granted beginning January 1, 2006.  The Company is recognizing expense for the unvested portion of previously issued grants based on the valuation and attribution methods used previously to calculate the pro forma disclosures.  The Company did not recognize expense for employee stock options prior to January 1, 2006.

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

(g)   Comprehensive income (loss) – The Company complies with SFAS No. 130, “Reporting Comprehensive Income.”  SFAS No. 130 establishes rules for reporting and display of comprehensive income (loss) and its components.  SFAS No. 130 requires the Company’s change in the foreign currency translation adjustments to be included in other comprehensive income (loss).

(h)   Promotional allowances – Promotional allowances primarily consist of food and beverages and, to certain of our valuable players, hotel accommodations are furnished gratuitously.  For the three months ended March 31, 2009 and 2008, revenues do not include the retail amount of food and beverage and hotel accommodations of $813 and $887, respectively, provided at no-charge to customers. The retail value of the food and beverages given away is determined by dividing the food and beverage costs charged to the gaming operation of $302 and $383, for the respective periods, by the average percentage of cost of food and beverage sold.  The cost of hotel accommodations is either the out-of-pocket expenses paid to other hotels or the retail charge of rooms at the Hotel Savannah. The promotional allowances are summarized below:

	For the Three Months Ended
	March 31,
(amounts in thousands)	2009	2008

Cost of gratuitous food and beverages (A)	302	383
Average cost of food and beverages sold(B)	37.3%	43.2%

Retail value of food and beverages (A/B)	$810	$887
Cost of hotel accommodations	3
Total promotional allowances	$813	$887

(i)    Income taxes – The Company complies with SFAS No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed for differences between the financial statement and the tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.  In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 creates a single accounting and disclosure model for uncertain tax positions, provides guidance on the minimum threshold that a tax uncertainty is required to meet before it can be recognized in the financial statements and applies to all tax positions taken by a company, both those deemed to be routine as well as those for which there may be a high degree of uncertainty.

(j)    Recently adopted accounting pronouncements - In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This Standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It applies to other accounting pronouncements where the FASB requires or permits fair value measurements but does not require any new fair value measurements. In February 2008, FASB issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted SFAS 157 for financial assets and liabilities on January 1, 2008. It did not have any impact on the Company’s results of operations or financial position and did not result in any additional disclosures. The Company adopted FSP No. 157-2 on January 1,

2009, resulting in no impact to the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141R”). FAS 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the fair value of identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date. FAS 141R determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R is effective for fiscal years beginning after December 15, 2008.  The Company adopted FAS 141R on January 1, 2009 resulting in no impact to the Company’s consolidated condition, results of operations or cash flows.

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets”, (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP 142-3 has not had a significant impact on our financial position and results of operations.

(k)   Accounting Pronouncements Not Yet Adopted - In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 157-4, “Determining Fair Value when the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly” (“FSP 157-4”), which is effective for the Company for the quarterly period beginning April 1, 2009. FSP 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The FSP provides guidance for estimating fair value when the volume and level of market activity for an asset or liability have significantly decreased and determining whether a transaction was orderly. This FSP applies to all fair value measurements when appropriate. The Company does not expect that the adoption of this statement will have a significant impact on its consolidated financial statements based on current market conditions.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”), which is effective for the Company for the quarterly period beginning April 1, 2009. FSP 107-1 requires an entity to provide the annual disclosures required by FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” in its interim financial statements. The Company will provide the additional disclosures required by FSP 107-1 in its quarterly report on Form 10-Q for the period ended June 30, 2009.

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

•              our ability to manage fluctuations of currencies in which we receive revenue or incur expenses; and,

•              other factors described in our Form 10-K for the year ended December 31, 2008 under the headings “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk.”

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

Nature of Business and Competition

We are engaged in the acquisition, development and management of niche casino operations in Europe, which feature gaming tables and mechanized gaming devices, such as video slot machines, as well as the acquisition, development and the management of small to midsize hotels, which may include casino facilities.  Our planned expansion into the hotel industry is founded on management’s belief that hotels in the small to midsize boutique class are complementary to our casino brand, that opportunities in one of these two industries often lead to, or are tied to, opportunities in the other industry, and that a more diversified portfolio of assets will give us greater stability and make us more attractive to potential investors.  Further, several of our top management executives have extensive experience in the hotel industry.  In this pursuit, we have organically developed our first hotel, Hotel Savannah, a 77-room, European four-star deluxe hotel, adjoining our Route 59 casino, which is closest to Vienna. (See below for more details).

Currently, we own and operate four casinos in the Czech Republic (“CZ”), and manage, under a 10-year management contract, a casino and nightclub in Croatia.  The Croatian casino and adjoining nightclub (collectively known as the “Grand Casino Lav”), is located in the Le Meridien Lav resort in Podstrana, near Split, Croatia.  The Grand Casino Lav’s revenues and expenses are recognized on the owner’s books, while we derive only management fees income from the performance results of the Grand Casino Lav, which are recognized in our consolidated financial statements.  The Grand Casino Lav currently has two competitors.  With respect to our Czech casinos, two of them are located in the western part of the CZ, close to the border of Germany.  The larger of the two, located in Ceska Kubice (“Ceska”), currently has four competitors. The smaller one is located in the town of Rozvadov (“Rozvadov”), and currently has one competitor.  The other two Czech casinos are located in the southern part of the CZ, close to the Austrian border.  The larger of these two, “Route 55,” located in Dolni Dvoriste, has two competitors.  The other casino, “Route 59,” which recently underwent a major building expansion and renovation, is located in Hate, near Znojmo, and currently has two competitors.  On January 14, 2009, we opened our newly constructed 77-room, European four-star hotel, Hotel Savannah, for business.  The hotel is connected to our Route 59 casino with the joint facility’s main restaurant linking the two buildings.  Along with the hotel operation, we also launched a full-service spa and wellness center, complete with an indoor pool.  The spa and wellness center, which opened on March 16, 2009, is attached to Hotel Savannah.

Exchange Rates

Due to the fact that the Company’s operations are located in Europe and principally in the Czech Republic, TWC’s financial results are subject to the influence of fluctuations in foreign currency exchange rates.  The revenue generated by our Czech operations is generally denominated in Euros (“EUR”) and the expenses incurred by these facilities are generally denominated in Czech Korunas (“CZK”).  A substantial change in the value of either of these currencies in relation to the value of the US dollar would have an impact on the results from our operations when translated into US dollars (“USD”).  We do not hedge our foreign currency holdings.

The actual 2009 and 2008 operating results in local currency for the Czech casino units were converted to USD using the average of the daily exchange rates of each month in the reporting periods.  As all of the Grand Casino Lav’s operating results, including revenues and expenses, are recognized on the owner’s books, the foreign currency exchange impact is limited to only our earned management fees income, which were non-material to our consolidated financial results for the quarter ended March 31, 2009.  The monthly average exchange rates for the CZK versus the USD and EUR, respectively, are presented in the following table.

	CZK to USD		CZK to EUR
Period	2009	2008	2009	2008
March	20.9886	16.3179	27.2731	25.2365
February	22.3023	17.3046	28.4862	25.4742
January	20.4366	17.7461	27.2010	26.1103

The consolidated balance sheet totals of the Company’s foreign subsidiaries at March 31, 2009 and December 31, 2008 were converted to USDs using the interbank exchange rates, as reported at www.oanda.com, which are depicted in the following table:

As of	USD	CZK
March 31, 2009	1.00	20.9193
December 31, 2008	1.00	18.8606

Critical Accounting Policies

The discussion and analysis of our consolidated financial condition and results of operations are based upon our condensed consolidated financial statements. These condensed financial statements have been prepared following the requirements of U.S. GAAP and Article 10 of Regulation S-X for interim periods and require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to potential impairment of goodwill and share-based compensation expense. As these are condensed consolidated financial statements, one should also read expanded information about our critical accounting policies and estimates provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-K for the year ended December 31, 2008. There have been no material changes to our critical accounting policies and estimates from the information provided in our Form 10-K for the year ended December 31, 2008.

RESULTS OF OPERATIONS

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

Review of the Condensed Consolidated Interim Results of the Company:

Three Months Ended March 31, 2009 and 2008:

	Three Months Ended March 31,
(in thousands, except per share data)	2009	2008	Variance $	Variance %

Total revenues	7,817	9,292	(1,475)	-15.9%
Total operating costs and expenses	6,985	8,580	(1,595)	-18.6%
Income from operations	832	712	120	16.9%
Other expense	(179)	(122)	(57)	46.7%
Net Income	$653	$590	63	10.7%
Earnings per common share:
Basic	$0.07	$0.07
Diluted	$0.07	$0.07

For the quarter ended March 31, 2009, our total revenues fell by approximately $1.5 million or 15.9%, to $7.8 million, from approximately $9.3 million for the quarter ended March 31, 2008.   The reduction in gaming revenue resulted from four major factors in the quarter: (i) A higher proportion of incurred gaming losses to our regular players at three of our four Czech casinos; (ii) a decrease of 15.6% in the overall players’ DpH, contributed by activities of younger players; (iii) severe winter conditions not experienced in the last two prior years, that reduced attendance, and, thereby, revenue-generating days to our casinos; and (iv) the strengthening of the USD versus the CZK and EUR currencies. The negative impact to operating revenue was partially offset by, notably, improved food and beverage revenue, while the lower gaming revenue was contributed by a decline of 1.2 percentage points (“ppts”) in WP, while total drop fell 16.6% as a result of lower DpH from younger players.

Hotel revenue was nominal as the hotel “soft-opened” on January 14, 2009 to test run its operations and correct any deficiencies before its grand gala opening, which Hotel Savannah hosted on April 16, 2009 with fanfare and publicity.  In addition to the invited guests, local officials, celebrities and press, the event was also attended by the 2009 Miss Austria and the 2009 Miss Czech Republic.

Food and beverage revenue improved by $25,000 or 32.1%, due to the new hotel restaurant and banquet operations.

The negative impact to operating revenue was partially offset by, notably, improved food and beverage revenue.

The decrease in total operating costs and expenses of approximately $1.6 million, or 18.6%, from approximately $8.6 million in March 31, 2008 to approximately $7.0 million March 31, 2009 was largely due to substantially lower overall operating and selling, general and administrative costs, which offset higher depreciation and amortization expense for the comparable periods, from higher depreciable assets in 2009.

Income from operations improved by $120,000, or 16.9%, from $712,000 of March 31, 2008 to $832,000 of March 31, 2009, as a result of the above factors.

Other expense for the quarter ended March 31, 2009 increased by $57,000, or 46.7%, to $179,000 from $122,000 for the same quarter last year, and represents mainly interest paid on the drawn balance of our credit facility.

As a result of the above, net income for the three months ended March 31, 2009 increased by $63,000 or 10.7%, versus net income for the three months ended March 31, 2008.

Costs and Expenses

Total costs and expenses for the three months ended March 31, 2009 and 2008 are presented below:

	For the Three Months Ended
	March 31,
(amounts in thousands)	2009	2008	Variance $	Variance %

Cost of Revenues	$4,087	$5,203	$(1,116)	-21.4%
Depreciation and amortization	453	392	61	15.6%
Selling, general and administrative	2,445	2,985	(540)	-18.1%
Total operating costs and expenses	$6,985	$8,580	$(1,595)	-18.6%

Cost of revenues for the quarter ended March 31, 2009 decreased by $1,116,000, or 21.4%, primarily due to revenue-driven expenses, such as payroll and gaming taxes.

Hotel expenses of $59,000 included payroll, employee training and small operating supplies.

The food and beverage expenses increase of $65,000, or 92.9% are attributable mainly to kitchen and service staff training at Hotel Savannah.

Depreciation expense increased by $61,000, or 15.6%, largely from higher depreciable assets in 2009 versus 2008, attributable to the addition of the Hotel Savannah.

Selling, general and administrative costs of $2.4 million for the quarter ended March 31, 2009 decreased $540,000, or 18.1%, from the approximate $3.0 million incurred for the same period in 2008, due to reduced executive travel, favorable foreign exchange fluctuations between the EUR and the CZK and lower shared services payroll, which includes the marketing, accounting, human resources, IT, and internal control departments..

Our Facilities:

Our casinos each offer a restaurant and a full bar, and in the larger units, lounge areas and multiple bars.

Ceska

Our Ceska casino, which has a 1920’s Chicago Prohibition Period theme, currently has 15 gaming tables, including eight card tables and seven roulette tables, and 72 video slot machines.

Rozvadov

Our Rozvadov casino, which has a South Pacific theme, currently operates 8 gaming tables, including four card tables and four roulette tables, and 24 video slot machines.

Route 59

Route 59, which has a New Orleans in the 1920’s theme, currently includes 22 gaming tables, which consist of 12 card tables, nine roulette tables, a Slingshot multi-win roulette table, and 102 video slot machines.

Route 55

Route 55, our largest casino, features a Miami Beach “Streamline Moderne” style, reminiscent of Miami Beach in the early 1950’s.  The two-story casino offers 23 tables, including 12 card tables, 10 roulette tables, a Slingshot multi-win roulette, and 120 video slot machines.  On the mezzanine level, the casino offers a full-service, Italian restaurant, an open buffet area, a VIP lounge, and a VIP gaming room equipped with four gaming tables, which are included in the 23 table count.

Grand Casino Lav

The Grand Casino Lav currently has 18 gaming tables, including six roulette tables, 12 card tables, two of which are in the VIP dedicated area, 60 video slot machines, a mezzanine bar with a panoramic view overlooking the gaming floor, and a full-service nightclub.

Hotel Savannah

Our newest operating unit, a 77-room, European four-star deluxe hotel, held its soft-opening on January 14, 2009.  The hotel, which is connected to our Route 59 casino, also features banquet halls for meetings and special events as well as a full-service restaurant and bar.  On March 16, 2009, to complement our hotel, we also opened a full-service spa and wellness center, which is attached to the hotel. The spa and wellness center, which is operated by a contractor from which we receive revenue-based fees, features a large indoor pool and offers ayurvedic massage therapy to all our guests and visitors.

Sales and Marketing

We utilize a wide range of media marketing and promotional programs in an effort to differentiate our product from the competitors and to secure and enhance our competitive position in the respective markets being served.  With respect to our Czech casinos, we aggressively target key cities for our media campaigns, most notably Vienna and Linz in Austria and Regensburg in Germany, as well as the areas surrounding these cities, all of which are within driving range of our casinos.  Of note in March 2009, Route 59, in conjunction with Hotel Savannah, hosted the annual 2009 Miss Austria beauty pageant on their premises. The event was widely and positively received by the local press and all guests and attendees.

For our Croatian unit, we focus our marketing programs toward Le Meridien Lav hotel guests, as well as guests in surrounding hotels.  In addition, marketing efforts are targeted on Split, the second largest city in Croatia, as well as certain key foreign markets, such as Italy and other neighboring countries.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2009, TWC had a working capital deficit of approximately $3.9 million, an additional deficit of $413,000 compared to a working capital deficit of approximately $3.5 million at December 31, 2008.  This was primarily due to the addition of the spa and wellness center to our hotel complex, whose construction costs of approximately $1.7 million were only reflected in the first quarter of 2009, and to residual hotel construction payables.  We have since established a payment plan with our construction vendors to pay off the approximate outstanding balance of $2,800 by October 2009.

Furthermore, we intend to satisfy our 2008 charity tax obligations of approximately $1.4 million, which have no pre-determined due date, by the end of June 2009 and have opted to go with a payment schedule permitted by the Czech Ministry of Finance to settle our 2008 gaming tax obligations of approximately $740,000 over a five-month period ending August 2009.

Our Company’s management believes that our cash resources at March 31, 2009, in addition to the anticipated cash to be provided by existing operations, will be sufficient to settle satisfactorily our accounts payable, meet current obligations and fund our operating activities for the next twelve months.  However, should cash from operations be insufficient to cover the above objectives, we may seek either to raise additional capital or obtain additional debt financing in order to fund our operations and growth strategies.  There is no guarantee that such funds will be available to TWC at favorable terms, or at all, in which case we may decide to reduce our operations and development plans.

In connection with the TWC’s management of the Grand Casino Lav and Nightclub, on May 31, 2007, we extended three EUR loans to Grand Hotel Lav, d.o.o., the owner of the Grand Casino Lav and Nightclub, as follows: (i) a three-year, 4.0% interest per annum loan of €568, or approximately $747 using the prevailing exchange rate of March 31, 2009, for the purchase of gaming equipment; (ii) a two-year, non-interest bearing loan of €229, or approximately $301, for preopening costs related to the casino and nightclub; and (iii) a one-year (renewable), non-interest bearing loan of €170, or approximately $224, for working capital.  By the nature of the intended use of each of the loans and for goodwill and the securing of the management contract, we agreed to waive interest on two of the three loans granted.  The original loan agreements stipulated monthly repayment of principal and interest, when applicable, at the end of each month of the respective terms, which commenced on October 1, 2007.  Additionally, default interest of 9.0% per annum applied on any monthly payment not made on time, regardless of any deferment allowance.  In light of the slower than expected growth of the operation and cash flow management challenges experienced during the low seasons by the Grand Hotel Lav, d.o.o., we accepted a payment deferment plan in September 2008, which provides for 2008’s total of the monthly loan payments and annually earned management fees to be paid in three monthly accelerated installments beginning June 2009 (during the casino operation’s high season in the summer months).  Thus, we expect repayment of the monthly principal and interest for 2008 and the 2008 annually earned management fees by the end of September 2009.  With respect to the above loans, we anticipate the three-year gaming equipment loan to be paid off by September 30, 2011, the two-year preopening costs loan to be repaid by September 30, 2010, and the one-year working capital loan to be renewed annually till the expiration of the management contract in September 2016.  The loans are secured by legally-binding receivable notes, which can be presented at any time to the owners’ bank for the satisfaction of these receivable notes.  Our Management believes the loans are fully collectible.

We are obligated under various contractual commitments over the next three years.  We have no off-balance sheet arrangements.  The following is a five-year summary of our commitments as of March 31, 2009:

(in thousands)		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term, unsecured debt, U.S.	$1,550	$—	$1,550	$—	$—
Long-term, secured debt, foreign	7,168		7,168
Operating and capital leases	377	310	67
Employment agreements	338	338

Total contractual obligations	$9,433	$648	$8,785	$—	$—

PLAN OF OPERATIONS

We will continue to develop marketing and operational strategies designed to increase attendance and revenues at our existing locations in the Czech Republic, while striving to minimize costs, through cost-sharing alliances with non-competing businesses such as food and beverage vendors, where advantageous.  We will seek synergy of operations between our Route 59 and our newest operating unit, Hotel Savannah to enhance revenues, while reducing redundancy in operations.  We will also employ these strategies at the Grand Casino Lav, while building a solid customer base from the local and regional markets.  Further, we will place additional focus on developing marketing initiatives that will specifically target the significant summer tourist market in that region.

Long Range Objective

Our operations are primarily in the gaming industry and we have recently entered the hotel business.  Consequently, our senior corporate management, several of whom have extensive experience in the hotel industry, are exploring ways to further expand the Company’s operations through the acquisition and/or development of new, complementary non-gaming business units, such as hotels, while continuing to grow the Company’s existing operations.  In this regard, we have made a first step, with our first organically developed hotel, Hotel Savannah.  We will also seek to manage or lease new business units that complement our existing operations, while acquisitions will be based on evaluations of the potential returns of projects that arise and, for certain projects, the availability of financing.

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

The information in this section should be read in conjunction with information related to changes in the exchange rates of foreign currency in Item 2 “Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Exchange Rates” above and in “Part II – Other Information, Item 1A. Risk Factors” In our Form 10-K for the year ended December 31, 2008.  Changes in foreign exchange rates could materially adversely affect our consolidated results of operations or financial condition.

Due to the fact that the Company’s operations are all located overseas, the results of the Company are subject to the impact of fluctuations in certain foreign exchanges rates.  Our operations conduct business exclusively in EURs and CZKs for the Czech units and EURs and Croatian Kunas for the Croatian unit, the local currencies in which payroll and most payable items are paid.  As our primary reporting subsidiary, ACC, is a Czech entity, all revenues and expenses, regardless of sources of origin (e.g. Croatia), are recognized in the Czech currency and translated to USD for reporting purposes.

For the first three months of 2009, the USD strengthened against the CZK and EUR currencies, when compared with the same three months in 2008, which effectively decreased our revenue and expense totals converted into USDs.

Substantial fluctuations in the value of the USD versus one or both of these currencies may have an adverse effect on revenues and expenses, which will negatively impact our reported consolidated US results.

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

Changes in Internal Control over Financial Reporting

During the first quarter of 2009, there were no significant changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2009. In making this assessment, our management considered the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework.” Based on this assessment, management believes that, as of March 31, 2009, our internal control over financial reporting was operating effectively.

PART II - OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

We are often subject to various contingencies, the resolutions of which, our management believes will not have a material adverse effect on our consolidated financial position or results of operations.  We are not involved in any material legal proceeding nor were we involved in any material litigation during the quarter ended March 31, 2009, or through the date of this filing.

ITEM 1A.               RISK FACTORS

Other than the risk factor discussed above in “Item 3. Quantitative And Qualitative Disclosures About Market Risk,” there have been no addition of risk factors from the information provided in our Form 10-K for the year ended December 31, 2008.

The risk factors highlighted in our Form 10-K for the year ended December 31, 2008 are not the only risks our Company is facing.  Additional risks and uncertainties not currently known to us or that we deem to be immaterial at this time also may materially adversely impact our business, financial condition and operational results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Reference is made to the Exhibit Index hereinafter contained.

TRANS WORLD CORPORATION
EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2009

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

Incorporated by reference to Appendix E contained in the Proxy Statement for the 2004 Annual Meeting and from the discussion contained at page 12-14 of the proxy statement for the 2005 Annual Meeting, at page 14-15 of the Proxy Statement for the 2006 Annual Meeting , and at page 14-15 of the Proxy Statement for the 2007 Annual Meeting (File No. 0-25244)

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

TRANS WORLD CORPORATION

Date:	May 13, 2009	By:	/s/ Rami S. Ramadan
President, Chief Executive Officer and
Chief Financial Officer
(Principal Executive and Financial Officer)