Form 10-Q
period 2009-06-30
TRANS WORLD CORP
filed 2009-08-04
CIK 914577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of outstanding shares of the registrant’s common stock as of August 2, 2009 was 8,871,640.

TRANS WORLD CORPORATION AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2009

INDEX

PART 1 — FINANCIAL INFORMATION

i

ITEM 1.  FINANCIAL STATEMENTS

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2009 and December 31, 2008

(in thousands, except for share data)

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$2,999	$3,676
Prepaid expenses	943	886
Notes receivable, current portion	225	225
Other current assets	596	368

Total current assets	4,763	5,155

PROPERTY AND EQUIPMENT, less accumulated depreciation of $8,615 and $7,580, respectively	38,428	35,839

OTHER ASSETS:
Goodwill	6,550	6,430
Notes receivable, less current portion	1,304	1,160
Deposits and other assets	2,045	2,073

Total other assets	9,899	9,663

	$53,090	$50,657

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Long-term debt, current maturities	$1,610	$175
Capital lease, current portion	142	282
Accounts payable	4,011	4,043
Interest payable	141	78
Czech tax accrual	2,595	2,596
Accrued expenses and other current liabilities	1,623	1,461

Total current liabilities	10,122	8,635

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	8,089	9,503
Capital lease, less current portion	72	64
Other liabilities		141

Total long-term liabilities	8,161	9,708

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:

Preferred stock, $.001 par value, 4,000,000 shares authorized, none issued
Common stock, $.001 par value, 20,000,000 shares authorized, 8,871,640 and 8,859,140 shares, issued and outstanding, respectively	9	9
Additional paid-in capital	51,531	51,358
Accumulated other comprehensive income	9,166	8,333
Accumulated deficit	(25,899)	(27,386)

Total stockholders’ equity	34,807	32,314

	$53,090	$50,657

See accompanying notes to condensed consolidated interim financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

Six and Three Months Ended June 30, 2009 and 2008

(in thousands, except for share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$16,557	$18,112	$8,739	$8,820

COSTS AND EXPENSES:
Cost of revenues	8,646	10,060	4,560	4,856
Depreciation and amortization	989	719	536	327
Selling, general and administrative	5,080	5,613	2,634	2,628
	14,715	16,392	7,730	7,811

INCOME FROM OPERATIONS	1,842	1,720	1,009	1,009

OTHER EXPENSE:
Interest expense, net	(355)	(324)	(175)	(203)

NET INCOME	1,487	1,396	834	806

Other comprehensive income, foreign currency translation adjustments, net of tax	833	5,609	4,124	2,018

TOTAL COMPREHENSIVE INCOME	$2,320	$7,005	$4,958	$2,824

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	8,868,862	8,845,676	8,871,640	8,840,870
Diluted	8,904,994	8,889,634	8,907,773	8,884,828

EARNINGS PER COMMON SHARE:
Basic	$0.17	$0.16	$0.09	$0.09
Diluted	$0.17	$0.16	$0.09	$0.09

See accompanying notes to condensed consolidated interim financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2009 and 2008

(in thousands)

	Six Months Ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,487	$1,396
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	989	719
Stock-based compensation expense	85	75
Stock issued for services	35
Deferred compensation to be paid as stock	53
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(175)	405
Deposits and other assets	(30)	(713)
Accounts payable	(86)	57
Interest payable	(78)	(78)
Czech tax accrual	(44)	(2,241)
Accrued expenses and other current liabilities	14	(168)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,250	(548)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(167)	(226)
Investment into Hotel Savannah and spa and wellness center	(2,368)	(5,467)
Repayment on notes receivable		141
NET CASH USED IN INVESTING ACTIVITIES	(2,535)	(5,552)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit line		9,078
Proceeds from warrants exercise		5
Principal payments on long-term debt		(5,537)
Payments of financing costs		(8)
NET CASH PROVIDED BY FINANCING ACTIVITIES	—	3,538

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(392)	599

NET DECREASE IN CASH	(677)	(1,963)

CASH:
Beginning of period	3,676	8,315

End of period	$2,999	$6,352

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$432	$436

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired via accounts payable	$141	$—

See accompanying notes to condensed consolidated interim financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except for share data)

1.              Basis of Presentation and Consolidation.

The accompanying unaudited condensed consolidated interim financial statements of Trans World Corporation and Subsidiaries (collectively, the “Company,” “TWC,” “we,” “our” or “us”) as of June 30, 2009 and December 31, 2008 and for the six and three months ended June 30, 2009 and 2008 reflect all adjustments of a normal and recurring nature to fairly present the consolidated financial position, results of operations and cash flows for the interim periods.  The financial statements of all foreign subsidiaries consolidated herein have been converted in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for financial presentation purposes.  All significant intercompany transactions and account balances have been eliminated in consolidation.  These unaudited condensed consolidated interim financial statements have been prepared by the Company according to the instructions of Form 10-Q and pursuant to the U.S. Securities and Exchange Commission’s (“SEC”) accounting and reporting requirements under Regulations S-X and S-K.  Pursuant to these instructions, certain financial information and footnote disclosures normally included in such consolidated financial statements have been condensed or omitted.

In management’s opinion, all adjustments considered necessary for fair presentation of financial position, results of operations and cash flows of the Company have been included.  These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The results of operations for the six and three months ended June 30, 2009 are not necessarily indicative of the results that may occur for the year ending December 31, 2009.

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

2.              Commitments and Contingencies.

Lease Obligations - The Company is obligated under several operating leases expiring through 2011.  Future aggregate minimum annual rental payments under all of these leases for the next two years are as follows:

Twelve Months Ending June 30,
2010	$110
2011	$16

Rent expense under these operating leases was approximately $54 and $52 for the six months ended June 30, 2009 and 2008, respectively.

The Company is also obligated under certain five-year, slot equipment operating leases, the projected costs of which are not included in the table above due to fluctuating inventory, expiring in 2011 and 2012, which provide for a monthly fixed rental fee per slot machine, and an option for replacement to a different/newer machine during the term of the lease.  In the second quarter of 2009, the Company’s slot lease expenses were approximately $528 versus $610 in the comparable period in 2008, as a result of the stronger Czech currency versus the Euro currency, as the slot leases are paid in Euros.

Employment Agreements - The Company’s July 1, 2005 employment agreement with its Chief Executive Officer (“CEO”), Mr. Rami S. Ramadan, absent the intervention of either party, renewed automatically at the end of 2008 for another year ending December 31, 2009.  In addition to a perpetually renewable employment term of one year absent the intervention of either party, the agreement provides for annual compensation, plus participation in the Company’s benefits programs and equity incentive plans.  Effective April 1, 2008, Mr. Ramadan’s annual salary was increased to

$450 from $400, as recommended by the Company’s Compensation Committee and approved by its Board of Directors.  As of June 30, 2009, only $225 of annual compensation, payable in 2009, remains to be paid under said employment agreement, excluding any bonus awards that may be granted in 2009 at the discretion of the Board of Directors.  On March 5, 2009, the Board of Directors, pursuant to the recommendation of its Compensation Committee, awarded Mr. Ramadan an individual performance award of $361.9, of which $275 was discretionary and $86.9 was earned from achievement of performance targets set for the 2008 Profit Sharing Plan.

Pursuant to the renewal of the employment agreement with Mr. Ramadan in July 2005, Mr. Ramadan was granted seven-year options to purchase 175,000 shares of Common Stock, of which options to purchase 35,000 vested immediately, and the balance to be vested in equal parts, over a four-year vesting period, on the anniversary of the date of grant.  The exercise price of these options incrementally increases every six months, starting at $2.80 on July 1, 2005 to a maximum of $4.11 on January 1, 2012. As of June 30, 2009, only 35,000 options remain unvested.  The weighted average exercise price of the vested options was $2.97 at June 30, 2009.  Also pursuant to this July 2005 employment agreement, upon reaching designated earnings per share targets, Mr. Ramadan will be granted 75,000 restricted shares of the Company’s Common Stock in 25,000 allotments.  None of the restricted shares have been vested to date.

On February 4, 2007, Mr. Ramadan was granted seven year options to purchase 50,000 shares of Common Stock, of which options to purchase 12,500 shares vested immediately, and the balance will vest in three equal parts, over a three-year vesting period, on the anniversary of the date of grant.  As of June 30, 2009, only 12,500 options remain unvested.  The exercise price of these options, vested and unvested, was set at $3.75 per share, the closing price on the date of grant.

Further, on October 23, 2007, pursuant to the Company’s 2004 Equity Incentive Plan, Mr. Ramadan was granted seven year options to purchase 125,000 shares of Common Stock, with options to purchase 25,000 shares that vested immediately, and the balance to be vested in four equal parts, over a four-year vesting period, on the anniversary of the date of grant.  As of June 30, 2009, only 75,000 options remain unvested.  The exercise price of all these options, vested and unvested, is set at $4.85 per share, the closing stock price on October 23, 2007, and escalated to $5.05 on its first anniversary.  On May 26, 2009, the Company’s Board of Directors froze the exercise price at $5.05 for the entire grant.

No vested options have been exercised by Mr. Ramadan as of June 30, 2009.

401 (k) and Profit Sharing Plan - The Company maintains a contributory 401(k) plan and a profit sharing plan.  These plans are for the benefit of all eligible corporate employees, who may have up to 15% of their salary withheld, not to exceed the maximum federally allowed amount.  The Company makes an employer-matching contribution of 60 cents for each employee dollar contributed.

Taxing Jurisdiction - The Czech Republic currently has a number of laws related to various taxes imposed by governmental authorities.  Applicable taxes include gaming tax, value-added tax or VAT, charity tax, and payroll (social) taxes.  Tax declarations, together with other legal compliance areas (as examples, customs and currency control matters) are subject to review and investigation by a number of governmental authorities, which are enabled by law to impose extremely severe fines, penalties and interest charges, create tax risks in the Czech Republic.  Management believes that it has adequately provided for its Czech tax liabilities.

Legal Proceedings - The Company is often subject to various contingencies, the resolutions of which, its management believes will not have a material adverse effect on the Company’s consolidated financial position or results of operations.  TWC was not involved in any material litigation during the quarter ended June 30, 2009, or through the date of this filing.

3.              Liquidity.

As of June 30, 2009, the Company had a working capital deficit of approximately $5,359, an additional deficit of $1,879 compared to a working capital deficit of $3,480 at December 31, 2008.  This increase was primarily due to several factors, including: (i) the reclassification of $1,550 and $141 from long-term debt to short-term debt, as a result of the one-year maturity date remaining of the Company’s unsecured promissory notes, and their associated six-month interest that was deferred pursuant to the terms of the notes, respectively; (ii) the addition of the spa and wellness center to the hotel complex, whose construction costs of approximately $1,700 were first reflected in the quarter ended March 31, 2009; and (iii) to residual hotel construction payables.  These increases were partially offset by a reduction in payables, provided by cash from operations.  The Company established a payment plan with the construction vendors to pay off the approximate outstanding balance of $2,800 by October 2009.

Furthermore, the Company satisfied its 2008 charity tax obligations of approximately $1,420 in May 2009 and opted to go with a payment schedule permitted by the Czech Ministry of Finance to settle its 2008 gaming tax obligations of approximately $740 over a five-month period ending August 2009.

The Company’s management believes that its cash resources at June 30, 2009, in addition to the anticipated cash to be provided by existing operations, will be sufficient to settle satisfactorily its accounts payable, meet current obligations and fund its operating activities for the next twelve months.  However, should cash from operations be insufficient to cover the above objectives, the Company may seek either to raise additional capital, refinance current debt obligations or obtain additional debt financing in order to fund its current liabilities, operations and growth strategies.  There is no guarantee that such funds will be available to TWC at favorable terms, in which case the Company may decide to reduce its operations and development plans.  The Company has no other major capital expenditures or plans for the remaining period of 2009.

In connection with the TWC’s management of the Grand Casino Lav and Nightclub, on May 31, 2007, the Company extended three Euro (“EUR”) currency loans to Grand Hotel Lav, d.o.o., the owner of the Grand Casino Lav and Nightclub, as follows: (i) a three-year, 4.0% interest per annum loan of €568, or approximately $747 using the prevailing exchange rate as of June 30, 2009, for the purchase of gaming equipment; (ii) a two-year, non-interest bearing loan of €229, or approximately $301, for preopening costs related to the casino and nightclub; and (iii) a one-year (renewable), non-interest bearing loan of €170, or approximately $224, for working capital.  Because of the nature of the intended use of each of the loans, to promote goodwill with the owner and to secure the management contract, TWC agreed to waive interest on two of the three loans granted.  The original loan agreements stipulated monthly repayment of principal and interest, when applicable, at the end of each month of the respective terms, which commenced on October 1, 2007.  Additionally, default interest of 9.0% per annum applied on any monthly payment not made on time, regardless of any deferment allowance.  Recorded interest and penalty interest were $22 and $46, respectively, as of June 30, 2009.  TWC considered Accounting Principal Board Opinion Number 21 (“APB No. 21”) when the original notes were issued and concluded that the excess interest to be recorded over the intended timeline for the loans would be immaterial.  In light of the slower than expected growth of the operation and the cash flow management challenges experienced during the low seasons by the Grand Hotel Lav, d.o.o., TWC accepted a payment deferment plan in September 2008, which provides for 2008’s total of the monthly loan payments and annually earned management fees to be paid in three monthly accelerated installments beginning June 2009 (during the casino operation’s high season in the summer months).  Thus, the Company expects repayment of the monthly principal and interest for 2008 and the 2008 annually earned management fees by the end of September 2009.  Management fees payable represented $261 of the total receivable balance from the Grand Hotel Lav, d.o.o. as of June 30, 2009.  With respect to the above loans, TWC anticipates the three-year gaming equipment loan to be paid off by September 30, 2011, the two-year preopening costs loan to be repaid by September 30, 2010, and the one-year working capital loan can be renewed annually until the expiration of the management contract in September 2016.  The loans are secured by legally-binding receivable notes, which can be presented at any time to the owners’ bank for the satisfaction of these receivable notes.  Management believes the loans are fully collectible.

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

(b)         Earnings per share - The Company complies with accounting and disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.”  Basic earnings (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per common share incorporate the dilutive effect of common stock equivalents on an average basis during the period.  The Company’s common stock equivalents currently include only stock options, as all outstanding warrants expired on June 30, 2008.  Thus, unexercised stock options to purchase 838,965 and 429,135 as of June 30, 2009 and June 30, 2008, respectively were included in the computation of diluted earnings per common share, if such unexercised stock options were “in-the-money” and vested.

A table illustrating the impact of dilution on earnings per share, based on the treasury stock method, is presented below:

	(UNAUDITED)
	For the Six Months Ended		For the Three Months Ended
(amounts in thousands, except for	June 30,		June 30,
share information)	2009	2008	2009	2008
Basic Earnings Per Share:
Net earnings	$1,487	$1,396	$834	$806
Weighted average common shares	8,868,862	8,845,676	8,871,640	8,840,870
Basic earnings per share	$0.17	$0.16	$0.09	$0.09

Diluted Earnings Per Share:
Net earnings	$1,487	$1,396	$834	$806
Weighted average common shares	8,868,862	8,845,676	8,871,640	8,840,870
Effect of dilutive securities using the treasury stock method:
Stock options	36,133	43,958	36,133	43,958
Dilutive potential common shares	8,904,994	8,889,634	8,907,773	8,884,828
Diluted earnings per share	$0.17	$0.16	$0.09	$0.09

(c)          Goodwill - Goodwill represents the excess of the cost of the Company’s Czech subsidiaries over the fair value of their net assets at the date of acquisition, which consisted of the Ceska and Rozvadov casinos and the land in Hate (currently, the Route 59 Casino).  Under SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer subject to amortization over its estimated useful life; rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test.  The Company has allocated the goodwill over two reporting units that are components of the operating segment “Czech subsidiaries” and are classified as the “German reporting unit” which consists of the Ceska and Rozvadov casinos and the “Austrian reporting unit” which consists of the Route 55, Route 59 and Hotel Savannah.  The impairment assessment requires the Company to compare the fair value of its two reporting units to their respective carrying values to determine whether there is an indication that an impairment exists.  The fair value of the two reporting units were determined through a combination of recent appraisals of the Company’s real property and a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”), which was based on the Company’s experience and data from independent, third parties.  As required by SFAS No. 142, the Company performed the periodic fair-value based testing of the carrying value of goodwill related to its two reporting units, at September 30, 2008, and determined that goodwill was not impaired.  There were no indicators of impairment present during the interim periods, therefore the Company determined that there was no impairment of goodwill at June 30, 2009.  The Company will perform its required annual assessment of goodwill during the third quarter of 2009.

(d)         Property and Equipment - Property and equipment is stated at cost less accumulated depreciation and amortization.  TWC capitalizes the cost of improvements that extend the life of the asset and expenses maintenance and repair costs as incurred.  The Company provides for depreciation and amortization using the straight-line method over the following estimated useful lives:

Asset	Estimated Useful Life

Building and improvements	5-50 years
Gaming equipment	4-12 years
Furniture, fixtures and other equipment	4-12 years

At June 30, 2009 and December 31, 2008, property and equipment consisted of the following:

	As of June 30, 2009	As of December 31, 2008

Land	$2,686	$3,283
Building and improvements	29,060	31,486
Furniture, fixtures and other equipment	15,297	8,650

	47,043	43,419
Less accumulated depreciation and amortization	(8,615)	(7,580)

	$38,428	$35,839

(e)          Impairment for long-lived assets - The Company adheres to SFAS No. 144, “Accounting for the Impairment on Disposal of Long-Lived Assets” and periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may be recoverable.  If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived assets, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists.  If an asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value. An estimate of the asset’s fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. The Company reports an asset to be disposed of at the lower of its carrying value or its estimated net realizable market value. There were no impairment losses for long-lived assets recorded for the six months ending June 30, 2009.

(f)            Foreign currency translation - The Company complies with SFAS No. 52, “Foreign Currency Translation,” which states that for foreign subsidiaries whose functional currency is the local foreign currency, balance sheet accounts and cash flows are translated at exchange rates in effect at the end of each reporting period and resulting translation adjustments are included in “accumulated other comprehensive income.”  Statement of operations accounts are translated by applying the monthly averages of the daily exchange rates of one (1) US dollar (“USD”) to the Czech Koruna (“CZK”) on the respective monthly local Czech statement of operations accounts for the period.

The impact of foreign currency translation on goodwill is presented below:

	Applicable
	Foreign Exchange	Goodwill
As of December 31, 2008 (in thousands, except FX)	Rate (“FX”) (2)	German-reporting unit		Austrian-reporting unit

Residual balance, as of January 1, 2003 (in USD) (1)		USD	3,042	USD	537

USD residual balance (A), translated at June 30, 1998 (date of acquisition), at FX rate of $1.00 to CZK of:	33.8830	CZK	103,077	CZK	18,190

2003 CZK balance, translated to USD, at June 30, 2009 at FX of $1.00 to CZK of:	18.5162	USD	5,567	USD	983

Net increase to Goodwill (adjustment made to Translation Adjustment in consolidation):		USD	2,525	USD	446

(1)          Goodwill was amortized over 15 years until the Company started to comply with SFAS No. 142, since January 1, 2002. This balance represents the remaining, unamortized goodwill, after an impairment charge taken prior to January 1, 2003.

(2)          FX (interbank) rates taken from Oanda.com.

(g)         Stock-based compensation - The Company complies with the accounting and reporting requirements of SFAS No. 123R, “Share-Based Payment.”  SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based

Compensation,” and supersedes APB Opinion No. 25 (“APB No. 25”). Among other items, SFAS No. 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the fair value of those awards as of the vested date in the financial statements. The effective date of SFAS No. 123R for the Company was the first quarter of 2006. SFAS No. 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments vested after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permit entities to restate financial statements of previous periods, either for all prior periods presented or to the beginning of the fiscal year in which the statement is adopted, based on previous pro forma disclosures made in accordance with SFAS No. 123. Accordingly, the Company has adopted the modified prospective method of recognition, and began applying the valuation and other criteria to stock options granted beginning January 1, 2006.  The Company is recognizing expense for the unvested portion of previously issued grants based on the valuation and attribution methods used previously to calculate the pro forma disclosures.  The Company did not recognize expense for employee stock options prior to January 1, 2006.

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

(h)         Comprehensive income (loss) — The Company complies with SFAS No. 130, “Reporting Comprehensive Income.”  SFAS No. 130 establishes rules for reporting and display of comprehensive income and its components.  SFAS No. 130 requires the Company’s change in the foreign currency translation adjustments to be included in other comprehensive income.

(i)             Promotional allowances — Promotional allowances primarily consist of food and beverages and, to certain of its valuable players, hotel accommodations are furnished gratuitously.  For the six months ended June 30, 2009 and 2008, revenues do not include the retail amount of food and beverages and hotel accommodations of $2,292 and $1,821, respectively, provided at no-charge to customers. The retail value of the food and beverages given away is determined by dividing the food and beverage costs charged to the gaming operation of $884 and $775, for the respective periods, by the average percentage of cost of food and beverages sold.  The cost of hotel accommodations is either the out-of-pocket expenses paid to other hotels or the retail charge of rooms at the Hotel Savannah. The promotional allowances are summarized below:

	(UNAUDITED)
	For the Six Months Ended		For the Three Months Ended
	June 30,		June 30,
(amounts in thousands)	2009	2008	2009	2008

Cost of gratuitous food and beverages (A)	$884	$775	$582	$392
Average cost of food and beverages sold(B)	38.6%	42.6%	39.3%	42.0%

Retail value of food and beverages (A/B)	$2,292	$1,821	$1,482	$934
Cost of hotel accommodations	3
Total promotional allowances	$2,295	$1,821	$1,482	$934

(j)             Czech taxes — The majority of TWC’s revenues are derived from gaming operations in the Czech Republic, which are subject to gaming taxes only, while its non-gaming revenues, which are not material, have correspondingly non-material corporate income tax liabilities under Czech law. For the three and six months ended June 30, 2009, TWC’s gaming taxes were approximately $438 and $844, respectively, compared with $474 and $989 for the comparable periods of 2008.  Gaming taxes are computed on gross gaming revenues, which is comprised of live (table) games and slot games revenues. For live game revenue, the applicable taxes and fees are: (i) a 10% administration tax; (ii) a 1% state supervision fee; and (iii) a charity contribution (tax) (herein referred to as charity tax) according to a gross revenue formula specified by the Czech Ministry of Finance, net of the aforementioned taxes and fees. For slot game revenue, the applicable assessment is the charity tax for publicly beneficial, cultural, sporting and welfare purposes, net of local (municipality) administration and slot state-licensing fees. Charity taxes for the three and six months ended June 30, 2009 were $681 and $1,296, respectively, versus $682 and $1,393 for the comparable periods in 2008.

Gaming taxes payable are due to the Czech Ministry of Finance annually, typically in April of the subsequent year, while charity taxes payable, although having no stated due dates, are paid as mutually agreed with the charities by May of the subsequent year. The Company may allocate this charity contribution to local schools, sports clubs, subsidized or volunteered organizations, or municipalities in which each of the Company’s casinos operate. The distribution is subject to the prior approval of the Czech Ministry of Finance.

In conformity with the European Union (“EU”) taxation legislation, when the Czech Republic joined the EU in 2004, its VAT increased from 5% to 22%, beginning in January 2004, and currently is between 9% and 19% for all intra-EU generated purchases. All non-EU generated purchases were impacted by identical VAT increases, beginning in May 2004. The Company pays its VAT directly to its vendors in connection with any purchases that are subject to this tax.  Unlike in other industries, VATs are not recoverable for gaming operations.  As for the Company’s new hotel operation, Hotel Savannah, the recoverable VAT was non-material for the six and three month periods reviewed.

(k)          Income taxes — The Company complies with SFAS No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed for differences between the financial statement and the tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.  In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 creates a single accounting and disclosure model for uncertain tax positions, provides guidance on the minimum threshold that a tax uncertainty is required to meet before it can be recognized in the financial statements and applies to all tax positions taken by a company, both those deemed to be routine as well as those for which there may be a high degree of uncertainty.  During the period ended June 30, 2009, the Company recognized no adjustments for uncertain tax positions.

(l)             Recent accounting pronouncements:

Fair Value Measurements — In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This Standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It applies to other accounting pronouncements where the FASB requires or permits fair value measurements but does not require any new fair value measurements. In February 2008, FASB issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted SFAS 157 for financial assets and liabilities on January 1, 2008. It did not have any impact on the Company’s results of operations or financial position and did not result in any additional disclosures. The Company adopted FSP No. 157-2 on January 1, 2009, resulting in no impact to the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 157-4, “Determining Fair Value when the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly” (“FSP 157-4”).  FSP 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The FSP provides guidance for estimating fair value when the volume and level of market activity for an asset or liability have significantly decreased and determining whether a transaction was orderly. This FSP applies to all fair value measurements when appropriate. The adoption of FSP 157-4 did not have a significant impact on the Company’s condensed consolidated interim financial statements or related footnotes.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”), which is effective for the Company for the quarterly period beginning

April 1, 2009. FSP 107-1 requires an entity to provide the annual disclosures required by FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” in its interim financial statements. The adoption of FSP 107-1 did not have a significant impact on the Company’s condensed consolidated interim financial statements or related footnotes.

Business Combinations — In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141R”). FAS 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the fair value of identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date. FAS 141R determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R is effective for fiscal years beginning after December 15, 2008.  The Company adopted FAS 141R on January 1, 2009 resulting in no impact to the Company’s consolidated condition, results of operations or cash flows.

Goodwill — In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets”, (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP 142-3 has not had a significant impact on its financial position and results of operations.

Subsequent Events — On May 28, 2009, the FASB issued Financial Accounting Standards No. 165, Subsequent Events (“SFAS No. 165”), which the Company adopted on a prospective basis beginning April 1, 2009. SFAS No. 165 is intended to establish general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date. The application of SFAS No. 165 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

FASB Accounting Standards Codification — In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS 168”).  The statement confirmed that the FASB Accounting Standards Codification (the “Codification”) will become the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (“EITF”), and related literature. After that date, only one level of authoritative U.S. GAAP will exist.  All other literature will be considered non-authoritative.  The Codification does not change U.S. GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system.  The Codification, which changes the referencing of financial standards, becomes effective for interim and annual periods ending on or after September 15, 2009.  TWC will apply the Codification beginning in the third quarter of fiscal 2009. The adoption of SFAS 168 is not expected to have any substantive impact on the Company’s condensed consolidated interim financial statements or related footnotes.

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

Nature of Business and Competition

We are engaged in the acquisition, development and management of niche casino operations in Europe, which feature gaming tables and mechanized gaming devices, such as video slot machines, as well as the acquisition, development and the management of small to midsize hotels, which may include casino facilities.  Our planned expansion into the hotel industry is founded on management’s belief that hotels in the small to midsize boutique class are complementary to our casino brand, that opportunities in one of these two industries often lead to, or are tied to, opportunities in the other industry, and that a more diversified portfolio of assets will give us greater stability and make us more attractive to potential investors.  Further, several of our top management executives have extensive experience in the hotel industry.  In this pursuit, we have organically developed our first hotel, Hotel Savannah, a 77-room,

European four-star deluxe hotel, adjoining our Route 59 casino, which draws customers closest to Vienna. (See below for more details).

Currently, we own and operate four casinos in the Czech Republic (“CZ”), and manage, under a 10-year management contract, a casino and nightclub in Croatia.  With respect to our Czech casinos, two of them are located in the western part of the CZ, close to the border of Germany.  The larger of the two, located in Ceska Kubice (“Ceska”), currently has four competitors. The smaller one is located in the town of Rozvadov (“Rozvadov”), and currently has one competitor.  The other two Czech casinos are located in the southern part of the CZ, close to the Austrian border.  The larger of these two, “Route 55,” located in Dolni Dvoriste, has two competitors.  The other casino, “Route 59,” which recently underwent a major building expansion and renovation, is located in Hate, near Znojmo, and currently has two competitors.  On January 14, 2009, we opened for business our newly constructed 77-room, European four-star hotel, Hotel Savannah.  The hotel is connected to our Route 59 casino with the joint facility’s main restaurant linking the two buildings.  Along with the hotel operation, we also launched a full-service spa and wellness center, complete with an indoor pool.  The spa and wellness center, which opened on March 16, 2009, is attached to Hotel Savannah.  The Croatian casino and adjoining nightclub (collectively known as the “Grand Casino Lav”), is located in the Le Meridien Lav resort in Podstrana, near Split, Croatia.  The Grand Casino Lav’s revenues and expenses are recognized on the owner’s books, while we derive only management fees income from the performance results of the Grand Casino Lav, which are recognized in our consolidated financial statements.  The Grand Casino Lav currently has two competitors.

Exchange Rates

Due to the fact that the Company’s operations are located in Europe and principally in the Czech Republic, TWC’s financial results are subject to the influence of fluctuations in foreign currency exchange rates.  The revenue generated by our Czech operations is generally denominated in EUR and the expenses incurred by these facilities are generally denominated in CZK.  A substantial change in the value of either of these currencies in relation to the value of the USD would have an impact on the results from our operations when translated into USD.  We do not hedge our foreign currency holdings.

The actual 2009 and 2008 operating results in local currency for the Czech casino units were converted to USD using the average of the daily exchange rates of each month in the reporting periods.  As all of the Grand Casino Lav’s operating results, including revenues and expenses, are recognized on the owner’s books, the foreign currency exchange impact is limited to only our earned management fees income, which were non-material to our consolidated financial results for the quarter ended June 30, 2009.  The monthly average exchange rates for the CZK versus the USD and EUR, respectively, are presented in the following graphical chart.

The consolidated balance sheet totals of the Company’s foreign subsidiaries at June 30, 2009 and December 31, 2008 were converted to USDs using the interbank exchange rates, as reported at www.oanda.com, which are depicted in the following table:

As of	USD	CZK
June 30, 2009	1.00	18.5162
December 31, 2008	1.00	18.8606

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

Review of the Condensed Consolidated Interim Results of the Company:

Three Months Ended June 30, 2009 and 2008:

	Three Months Ended June 30,
(in thousands, except per share data)	2009	2008	Variance $	Variance %

Total revenues	$8,739	$8,820	$(81)	-0.9%
Total operating costs and expenses	7,730	7,811	(81)	-1.0%
Income from operations	1,009	1,009	—	0.0%
Other expense	(175)	(203)	28	-13.8%
Net Income	$834	$806	$28	3.5%
Earnings per common share:
Basic	$0.09	$0.09
Diluted	$0.09	$0.09

For the quarter ended June 30, 2009, our total revenues dipped slightly, to $8.7 million, from approximately $8.8 million for the quarter ended June 30, 2008.   Despite a live game attendance increase of 12.6% and slot game attendance increase of 21.4%, the nominal revenue reduction of 0.9% was due mainly to a higher proportion of incurred gaming losses to our regular players at Route 59 and from a 28.8% decrease in the overall players’ DpH, contributed by gaming activities of younger, less affluent players, which, in aggregate, were partially offset by increases in food and beverage (“F&B”) revenues and by the addition of room revenues, which did not exist a year ago.  Hotel revenue was not significant as the hotel “soft-opened” on January 14, 2009 to refine its operations and correct any deficiencies before its grand gala opening, which Hotel Savannah hosted on April 16, 2009 with fanfare and publicity.  In addition to the invited guests, local officials, celebrities and press, the event was also attended by the 2009 Miss Austria and the 2009 Miss Czech Republic.  F&B revenues improved by $93,000 or 130.0%, due largely to the new hotel restaurant and banquet operations.

A similar decrease in total operating costs and expenses of $81,000, or 1.0%, from approximately $7.8 million in June 30, 2008 to approximately $7.7 million in June 30, 2009 was largely due to reduced overall operating and selling, general and administrative costs, which offset higher depreciation and amortization expense for the comparable periods.

Income from operations was relatively flat to the second quarter in 2008, as a result of the above factors.

Other expense for the quarter ended June 30, 2009 decreased by $28,000, or 13.8%, to $175,000 from $203,000 for the same quarter last year, and represents mainly the positive impact of foreign exchange rate translation.

As a result of the above, net income for the three months ended June 30, 2009 increased by $28,000 or 3.5%, versus net income for the three months ended June 30, 2008.

Costs and Expenses

Total costs and expenses for the three months ended June 30, 2009 and 2008 are presented below:

	For the Three Months Ended
	June 30,
(amounts in thousands)	2009	2008	Variance $	Variance %

Cost of revenues	$4,560	$4,856	$(296)	-6.1%
Depreciation and amortization	536	327	209	63.9%
Selling, general and administrative	2,634	2,628	6	0.2%
Total operating costs and expenses	$7,730	$7,811	$(81)	-1.0%

Cost of revenues for the quarter ended June 30, 2009 decreased by $296,000, or 6.1%, primarily due to lower payroll.  In contrast to US casinos, each visitor to the TWC’s casinos is required, by Czech or Croatian law, to “check in” at the entrance reception, presenting an acceptable form of picture identification for entry, which effectively permits the Company to track their visit frequency and, to a limited extent, the duration of their visits.   As an incentive to increase gaming play time, the Company provides to all of its playing guests complimentary drinks and a free food buffet.  In addition to these general amenities, TWC also issue different classes of “loyalty” cards to customers who spend relatively longer periods playing. These cards entitle the holder and a set number of the holder’s guests, depending on the card type, to various additional benefits.  The Company also grants certain other privileges to its VIP players and to those players who have incurred large losses in its casinos, at the casino management’s discretion, such as opening a private gaming table, or extending the casino’s operating hours, and/or providing free hotel accommodations.  These loyalty cards are granted based on the each player’s frequency of visits and aggregate total drop for a pre-determined number of visits.  The complimentary food and beverage, cigarettes and cigars, and hotel accommodations costs were recognized in the Gaming departmental expenses, which totaled approximately $582,000 or 7.0% of gaming revenues for the three months ended June 30, 2009, while general gifts and giveaways, excluding personal gifts, represented about $79,000 or 0.9% of gaming revenues, and were also recognized in the Gaming department.

The personal gifts are booked as special promotion expenses in the Marketing Department, which totaled approximately $13,000 for the second quarter in 2009.

Depreciation and amortization expense increased by $209,000, or 63.9%, primarily from property and equipment purchases due to the Hotel Savannah and the spa and wellness center.

Selling, general and administrative costs of $2.6 million for the quarter ended June 30, 2009 were relatively flat when compared to the same period in 2008, due notably to reduced development-related travel and marketing expenses.

Six Months Ended June 30, 2009 and 2008:

	Six Months Ended June 30,
(in thousands, except per share data)	2009	2008	Variance $	Variance %

Total revenues	$16,557	$18,112	$(1,555)	-8.6%
Total operating costs and expenses	14,715	16,392	(1,677)	-10.2%
Income from operations	1,842	1,720	122	7.1%
Other expense	(355)	(324)	(31)	9.6%
Net Income	$1,487	$1,396	$91	6.5%
Earnings per common share:
Basic	$0.17	$0.16
Diluted	$0.17	$0.16

For the six months ended June 30, 2009, our total revenues fell by approximately $1.6 million or 8.6%, to $16.6 million, from $18.1 million for the same period ended June 30, 2008, largely due to a drop in gaming revenues.   The reduction in gaming revenues resulted from three major factors: (i) A higher proportion of gaming losses incurred with our regular players at three of our four Czech casinos; (ii) a decrease of 20.1% in the overall players’ DpH, which was caused by increases in the activity of younger, less affluent players;  and (iii) the loss of five critical revenue-generating days for our largest casino in the first quarter of 2009, as a result of road closures from severe winter conditions not experienced in the last two prior years.  The negative impact to operating revenues, however, was partially offset by the additions of hotel room and F&B revenues, generated by Hotel Savannah.

Hotel room revenues and hotel F&B revenues represented 1.0% and 1.6% of consolidated total revenues, respectively.   The revenue contribution was nominal as Hotel Savannah “soft-opened” on January 14, 2009 to test run, refine its operations and correct any deficiencies before beginning its full-fledged operation following its grand gala opening on April 16, 2009.

The decrease in total operating costs and expenses of approximately $1.7 million, or 10.2%, from approximately $16.4 million on June 30, 2008 to approximately $14.7 million on June 30, 2009 reflects our efforts to achieve efficiencies in operations and through implementation of cost-cutting measures in payroll and non-revenue generating activities.  The decrease for the comparable periods was also aided by a reduction of media advertising in favor of in-house promotions, which did not affect attendance and served to offset higher depreciation and amortization expense resulting from property and equipment purchases in 2009.

Income from operations improved by $122,000 or 7.1% versus the prior year period due to these implemented measures.

Other expense consists mainly of interest paid on the fully drawn balance of our credit facility.

Net income improved by $91,000, or 6.5%, from about $1.4 million or $0.16 per common share of June 30, 2008 to approximately $1.5 million or $0.17 per common share of June 30, 2009, as a result of the above factors.

Costs and Expenses

Total costs and expenses for the six months ended June 30, 2009 and 2008 are presented below:

	For the Six Months Ended
	June 30,
(amounts in thousands)	2009	2008	Variance $	Variance %

Cost of revenues	$8,646	$10,060	$(1,414)	-14.1%
Depreciation and amortization	989	719	270	37.6%
Selling, general and administrative	5,080	5,613	(533)	-9.5%
Total operating costs and expenses	$14,715	$16,392	$(1,677)	-10.2%

Cost of revenues for the six months ended June 30, 2009 decreased by about $1.4 million, or 14.1%, primarily due to improved operational efficiencies and cost-cutting measures.  The complimentary food and beverage, cigarettes and cigars, and hotel accommodations costs were recognized in the Gaming departmental expenses, which totaled approximately $1.1 million or 7.1% of gaming revenues for the six months ended June 30, 2009, while general gifts and giveaways, excluding personal gifts, represented about $142,000 or 0.9% of gaming revenues, and were also recognized in the Gaming department.

The personal gifts are booked as special promotion expenses in the Marketing Department, which totaled approximately $26,000 for the same period in 2009.

Depreciation and amortization expense increased by $270,000, or 37.6%, largely from higher depreciable assets in 2009 versus 2008, attributable to the addition of the Hotel Savannah and the spa and wellness center.

Selling, general and administrative costs of approximately $5.1 million for the six months ended June 30, 2009 decreased $533,000, or 9.5%, from the $5.6 million incurred for the same period in 2008, due to reduced development-related travel, lower marketing expenses, and lower shared services payroll, which includes the marketing, accounting, human resources, information technology, and internal control departments.

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

Route 59

Route 59, which has a New Orleans in the 1920’s theme, currently includes 25 gaming tables, which consist of 16 card tables and nine roulette tables, and 102 video slot machines.

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

Hotel Savannah

Our newest operating unit, a 77-room, European four-star deluxe hotel, held its soft-opening on January 14, 2009.  The hotel, which is connected to our Route 59 casino, also features banquet halls for conference meetings and special events as well as a full-service restaurant and bar.  On March 16, 2009, to complement our hotel, we also opened a full-service spa and wellness center, which is attached to the hotel. The spa and wellness center, which is operated by a contractor from which we receive revenue-based fees, features a large indoor pool and offers ayurvedic massage therapy to all our guests and visitors.

Sales and Marketing

We utilize a wide range of media marketing and promotional programs in an effort to differentiate our product from the competitors and to secure and enhance our competitive position in the respective markets being served.  With respect to our Czech casinos, we aggressively target key cities for our media campaigns, most notably Vienna and Linz in Austria and Regensburg in Germany, as well as the areas surrounding these cities, all of which are within driving range of our casinos.  Of note in March 2009, Route 59, in conjunction with Hotel Savannah, hosted the annual 2009 Miss Austria beauty pageant on their premises. The televised event was widely and positively received by the local press and all guests and attendees and afforded the hotel and casino with free publicity benefits.

For our Croatian unit, we focus our marketing programs toward Le Meridien Lav hotel guests, as well as guests in surrounding hotels.  In addition, marketing efforts are targeted on Split, the second largest city in Croatia, as well as certain key foreign markets, such as Italy and other neighboring countries.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2009, we had a working capital deficit of approximately $5.4 million, an additional deficit of approximately $1.9 million compared to a working capital deficit of approximately $3.5 million at December 31, 2008.  This increase was primarily due to several factors, including: (i) the reclassification of $1.55 million and $140,000 from long-term debt to short-term debt, from the one-year maturity date remaining of our unsecured promissory notes, and their associated six-month interest that was deferred pursuant to the terms of the notes, respectively; (ii) the addition of the spa and wellness center to the hotel complex, whose construction costs of approximately $1.7 million were only reflected in the first quarter of 2009; and (iii) to residual hotel construction payables.  These increases were partially offset by a reduction in payables, provided by cash from operations.  We established a payment plan with the construction vendors to pay off the approximate outstanding balance of $2.8 million by October 2009.

Furthermore, we have satisfied our 2008 charity tax obligations of $1.4 million in May 2009 and have opted to go with a payment schedule permitted by the Czech Ministry of Finance to settle our 2008 gaming tax obligations of approximately $740,000 over a five-month period ending August 2009.

Our Company’s management believes that our cash resources at June 30, 2009, in addition to the anticipated cash to be provided by existing operations, will be sufficient to settle satisfactorily our accounts payable, meet current obligations and fund our operating activities for the next twelve months.  However, should cash from operations be insufficient to cover the above objectives, we may seek either to raise additional capital, refinance current debt obligations or obtain additional debt financing in order to fund our current liabilities, operations and growth strategies.  There is no guarantee that such funds will be available to us at favorable terms, in which case we may decide to reduce our operations and development plans.

In connection with the TWC’s management of the Grand Casino Lav and Nightclub, on May 31, 2007, we extended three EUR loans to Grand Hotel Lav, d.o.o., the owner of the Grand Casino Lav and Nightclub, as follows: (i) a three-year, 4.0% interest per annum loan of €568,000, or approximately $747,000 using the prevailing exchange rate of June 30, 2009, for the purchase of gaming equipment; (ii) a two-year, non-interest bearing loan of €229,000, or approximately $301,000, for preopening costs related to the casino and nightclub; and (iii) a one-year (renewable), non-interest bearing loan of €170,000, or approximately $224,000, for working capital.  By the nature of the intended use of each of the loans and for goodwill and the securing of the management contract, we agreed to waive interest on two of the three loans granted.  The original loan agreements stipulated monthly repayment of principal and interest, when applicable, at the end of each month of the respective terms, which commenced on October 1, 2007.  Additionally, default interest of 9.0% per annum applied on any monthly payment not made on time, regardless of any deferment allowance.  Recorded interest and penalty interest were $22,000 and $46,000, respectively as of June 30, 2009.  TWC considered APB No. 21 when the original notes were issued and concluded that the excess interest to be recorded over the intended timeline for the loans would be immaterial.  In light of the slower than expected growth of the operation and cash flow management challenges experienced during the low seasons by the Grand Hotel Lav, d.o.o., we accepted a payment deferment plan in September 2008, which provides for 2008’s total of the monthly loan payments and annually earned management fees to be paid in three monthly accelerated installments beginning June 2009 (during the casino operation’s high season in the summer months).  Thus, the Company expects repayment of the monthly principal and interest for 2008 and the 2008 annually earned management fees by the end of September 2009.  Management fees payable represented $261,000 of the receivable balance as of June 30, 2009.  With respect to the above loans, we anticipate the three-year gaming equipment loan to be paid off by September 30, 2011, the two-year preopening costs loan to be repaid by September 30, 2010, and the one-year working capital loan to be renewed annually till the expiration of the management contract in September 2016.  The loans are secured by legally-binding receivable notes, which can be presented at any time to the owners’ bank for the satisfaction of these receivable notes.  Our management believes the loans are fully collectible.

We are obligated under various contractual commitments over the next three years.  We have no off-balance sheet arrangements.  The following is a five-year summary of our commitments as of June 30, 2009:

(in thousands) Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-term, unsecured debt, U.S.	$1,550	$1,550	$—	$—	$—
Long-term, secured debt, foreign	8,149	60	8,089
Operating and capital leases	343	254	89
Employment agreements	225	225

Total contractual obligations	$10,267	$2,089	$8,178	$—	$—

PLAN OF OPERATIONS

We will continue to develop marketing and operational strategies designed to increase attendance and revenues at our existing locations in the Czech Republic, while striving to minimize costs, through cost-sharing alliances with non-competing businesses such as food and beverage vendors, where advantageous.  We will seek synergy of operations between our Route 59 casino and our newest operating unit, Hotel Savannah to enhance revenues, while reducing redundancy in operations.  We will also employ these strategies at the Grand Casino Lav, while building a solid customer base from the local and regional markets.  Further, we will place additional focus on developing marketing initiatives that will specifically target the significant summer tourist market in that region.

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

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

The information in this section should be read in conjunction with information related to changes in the exchange rates of foreign currency in Item 2 “Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Exchange Rates” above and in “Part II — Other Information, Item 1A. Risk Factors” in our Form 10-K for the year ended December 31, 2008.  Changes in foreign exchange rates could materially adversely affect our consolidated results of operations or financial condition.

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

For the first three months of 2009, the CZK weakened against the USD and EUR currencies, when compared with the same three months in 2008, which effectively decreased our revenue and expense totals when converted into USDs.  This trend reversed itself in the second quarter of 2009, thereby improving our revenue and expense totals as viewed in USDs.

Substantial fluctuations in the value of the CZK versus one or both of these currencies may have an adverse effect on revenues and expenses, which will negatively impact our reported consolidated US results.  We do not currently hedge our exposure to fluctuations of these foreign currencies.

ITEM 4.                  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 13a-15(e), which is designed to provide reasonable assurance that information, which is required to be disclosed in our reports filed pursuant to the Exchange Act, is accumulated and communicated to management in a timely manner. At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including Mr. Ramadan, our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, Mr. Ramadan concluded that, as of the date of such evaluation, our disclosure controls and procedures were effective in timely alerting him to information relating to the Company that is required to be included in our reports filed under the Exchange Act.

Changes in Internal Control over Financial Reporting

During the second quarter of 2009, there were no significant changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, our management considered the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework.” Based on this assessment, management believes that, as of June 30, 2009, our internal control over financial reporting was operating effectively.

PART II - OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

We are often subject to various contingencies, the resolutions of which, our management believes will not have a material adverse effect on our consolidated financial position or results of operations.  We were not involved in any material litigation during the quarter ended June 30, 2009, or through the date of this filing.

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

None.

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 2009 Annual Meeting of Stockholders on May 26, 2009 at the law offices of Elias, Matz, Tiernan & Herrick LLP, 734 15th Street, NW, 11th Floor, Washington D.C. 20005.  There were a total of 8,871,640 shares of common stock of the Company which could be voted and 5,884,314 shares were represented at the meeting by the holders thereof in person and by proxy, which constituted a quorum.  The votes were as follow:

1.                                       Election of Directors, for One-year Term expiring in 2010:

	For	Withheld
Geoffrey B. Baker	5,876,219	8,095

Timothy G. Ewing	5,876,219	8,095

Julio E. Heurtematte, Jr.	5,875,882	8,432

Rami S. Ramadan	5,875,882	8,432

Malcolm M.B. Sterrett	5,876,219	8,095

2.                                       Approval to amend the Company’s 2004 Equity Incentive Plan:

For	Against	Abstain	Not Voted
5,429,717	21,505	11,186	421,906

3.                                       Ratification of the appointment of Rothstein, Kass & Company, P.C. as the Company’s independent accountants for the fiscal year ending December 31, 2009:

For	Against	Abstain
5,879,289	848	4,177

As a result of such voting, all matters presented to the stockholders at the Annual Meeting were approved by the requisite vote.

ITEM 5.                  OTHER INFORMATION

None.

ITEM 6.                  EXHIBITS

Reference is made to the Exhibit Index hereinafter contained.

TRANS WORLD CORPORATION
EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE SIX MONTHS ENDED JUNE 30, 2009

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

Incorporated by reference to Appendix E contained in the Proxy Statement for the 2004 Annual Meeting, and from the discussion contained at page 12-14 of the proxy statement for the 2005 Annual Meeting, at page 14-15 of the Proxy Statement for the 2006 Annual Meeting, at page 14-15 of the Proxy Statement for the 2007 Annual Meeting, and at page 15 of the Proxy Statement for the 2009 Annual Meeting (File No. 0-25244)

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

TRANS WORLD CORPORATION

Date: August 4, 2009	By:	/s/ Rami S. Ramadan
President, Chief Executive Officer and
Chief Financial Officer
(Principal Executive and Financial Officer)