Form 10-Q
period 2009-09-30
TRANS WORLD CORP
filed 2009-11-10
CIK 914577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of outstanding shares of the registrant’s common stock as of November 9, 2009 was 8,871,640.

TRANS WORLD CORPORATION AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

INDEX

PART 1 — FINANCIAL INFORMATION

i

ITEM 1.  FINANCIAL STATEMENTS

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2009 and December 31, 2008

(in thousands, except for share data)

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$2,995	$3,676
Prepaid expenses	693	886
Notes receivable, current portion	225	225
Other current assets	886	368

Total current assets	4,799	5,155

PROPERTY AND EQUIPMENT, less accumulated depreciation of $9,688 and $7,580, respectively	40,984	35,839

OTHER ASSETS:
Goodwill	7,015	6,430
Notes receivable, less current portion	1,491	1,160
Deposits and other assets	2,028	2,073

Total other assets	10,534	9,663

	$56,317	$50,657

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Long-term debt, current maturities	$2,906	$175
Capital lease, current portion	94	282
Accounts payable	2,662	4,043
Interest payable	180	78
Czech tax accrual	3,511	2,596
Accrued expenses and other current liabilities	1,413	1,461

Total current liabilities	10,766	8,635

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	7,455	9,503
Capital lease, less current portion	68	64
Other liabilities	—	141

Total long-term liabilities	7,523	9,708

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:

Preferred stock, $.001 par value, 4,000,000 shares authorized, none issued
Common stock, $.001 par value, 20,000,000 shares authorized, 8,871,640 and 8,859,140 shares, issued and outstanding, respectively	9	9
Additional paid-in capital	51,615	51,358
Accumulated other comprehensive income	11,751	8,333
Accumulated deficit	(25,347)	(27,386)

Total stockholders’ equity	38,028	32,314

	$56,317	$50,657

See accompanying notes to condensed consolidated interim financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

Nine and Three Months Ended September 30, 2009 and 2008

(in thousands, except for share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$25,292	$27,535	$8,735	$9,423

COSTS AND EXPENSES:
Cost of revenues	13,645	15,211	4,999	5,152
Depreciation and amortization	1,615	1,129	626	411
Selling, general and administrative	7,427	8,193	2,347	2,579
	22,687	24,533	7,972	8,142

INCOME FROM OPERATIONS	2,605	3,002	763	1,281

OTHER INCOME (EXPENSE):
Interest expense, net	(566)	(559)	(211)	(234)
Foreign exchange gain (loss)	—	(1)	—	(1)
	(566)	(560)	(211)	(235)

NET INCOME	2,039	2,442	552	1,046

Other comprehensive income (loss), foreign currency translation adjustments, net of tax	3,418	1,278	2,585	(4,331)

COMPREHENSIVE INCOME (LOSS)	$5,457	$3,720	$3,137	$(3,285)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	8,869,806	8,848,914	8,871,640	8,855,320
Diluted	8,905,939	8,899,200	8,907,773	8,905,606

EARNINGS PER COMMON SHARE:
Basic	$0.23	$0.28	$0.06	$0.12
Diluted	$0.23	$0.27	$0.06	$0.12

See accompanying notes to condensed consolidated interim financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2009 and 2008

(in thousands)

	Nine Months Ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,039	$2,442
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,615	1,129
Stock-based compensation expense	162	112
Stock issued for services	40
Deferred compensation to be paid as stock	56
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(121)	578
Deposits and other assets	69	(545)
Accounts payable	(1,548)	328
Interest payable	(39)	(39)
Czech tax accrual	599	(1,437)
Accrued expenses and other current liabilities	(334)	26
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,538	2,594

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(190)	(356)
Investment into Hotel Savannah and spa and wellness center	(2,665)	(10,037)
Repayment on notes receivable	—	187
NET CASH USED IN INVESTING ACTIVITIES	(2,855)	(10,206)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit line		9,164
Proceeds from warrants exercise		5
Principal payments on long-term debt		(5,690)
Payments of financing costs		(8)
NET CASH PROVIDED BY FINANCING ACTIVITIES	—	3,471

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(364)	114

NET DECREASE IN CASH	(681)	(4,027)

CASH:
Beginning of period	3,676	8,315

End of period	$2,995	$4,288

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$602	$644

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired via accounts payable	$72	$—

See accompanying notes to condensed consolidated interim financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except for share data)

1.              Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated interim financial statements of Trans World Corporation and Subsidiaries (collectively, the “Company,” “TWC,” “we,” “our” or “us”) as of September 30, 2009 and December 31, 2008 and for the nine and three months ended September 30, 2009 and 2008 reflect all adjustments of a normal and recurring nature to fairly present the consolidated financial position, results of operations and cash flows for the interim periods.  The financial statements of all foreign subsidiaries consolidated herein have been converted in accordance with accounting principles generally accepted in the United States of America (“US GAAP” or “GAAP”) for financial presentation purposes.  All significant intercompany transactions and account balances have been eliminated in consolidation.  These unaudited condensed consolidated interim financial statements have been prepared by the Company according to the instructions of Form 10-Q and pursuant to the U.S. Securities and Exchange Commission’s (“SEC”) accounting and reporting requirements under Regulations S-X and S-K.  Pursuant to these instructions, certain financial information and footnote disclosures normally included in such consolidated financial statements have been condensed or omitted.

In management’s opinion, all adjustments considered necessary for fair presentation of financial position, results of operations and cash flows of the Company have been included.  These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The results of operations for the nine and three months ended September 30, 2009 are not necessarily indicative of the results that may occur for the year ending December 31, 2009.

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

2.              Commitments and Contingencies

Lease Obligations - The Company is obligated under several operating leases expiring through 2011.  Future aggregate minimum annual rental payments under all of these leases for the next two years are as follows:

Twelve Months Ending September 30,
2010	$71
2011	$8

Rent expense under these operating leases was approximately $93 and $76 for the nine months ended September 30, 2009 and 2008, respectively.

The Company is also obligated under certain five-year, slot equipment operating leases, the projected costs of which are not included in the table above due to fluctuating inventory, expiring in 2011 and 2012, which provide for a monthly fixed rental fee per slot machine, and an option for replacement to a different/newer machine during the term of the lease.  In the third quarter of 2009, the Company’s slot lease expenses were approximately $516 versus $589 in the comparable period in 2008, a drop of $73 due mainly to the stronger Czech currency versus the Euro currency, as the slot leases are paid in Euros.

Employment Agreements - The Company’s July 1, 2005 employment agreement with its Chief Executive Officer (“CEO”), Mr. Rami S. Ramadan, absent the intervention of either party by September 30th of each year, renewed automatically for another calendar year ending December 31, 2010.  In addition to a perpetually renewable employment term of one year absent the intervention of either party, the agreement provides for annual compensation, plus participation in the Company’s benefits programs and equity incentive plans.  Effective April 1, 2008, Mr.

Ramadan’s annual salary was increased to $450 from $400, as recommended by the Company’s Compensation Committee and approved by its Board of Directors.  As of September 30, 2009, $112.5 of annual compensation remains payable in 2009 and $450 of annual compensation is to be paid in calendar year 2010, pursuant to the evergreen renewal terms of said employment agreement, excluding any bonus awards that may be or have been granted in 2009 at the discretion of the Board of Directors.  On March 5, 2009, the Board of Directors, pursuant to the recommendation of its Compensation Committee, awarded Mr. Ramadan an individual performance award of $361.9, of which $275 was discretionary and $86.9 was earned from achievement of performance targets set for the 2008 Profit Sharing Plan.

Pursuant to the renewal of the employment agreement with Mr. Ramadan in July 2005, Mr. Ramadan was granted seven-year options to purchase 175,000 shares of Common Stock, of which options to purchase 35,000 vested immediately, and the balance to be vested in equal parts, over a four-year vesting period, on the anniversary of the date of grant.  As of September 30, 2009, these options have all been vested.  The exercise price of these options incrementally increases every six months, starting at $2.80 on July 1, 2005 to a maximum of $4.11 on January 1, 2012.  The weighted average exercise price of the vested options was $3.81 at September 30, 2009.  Also pursuant to this July 2005 employment agreement, upon reaching designated earnings per share targets, Mr. Ramadan will be granted 75,000 restricted shares of the Company’s Common Stock in 25,000 allotments.  None of the restricted shares have been vested to date.

On February 4, 2007, Mr. Ramadan was granted seven year options to purchase 50,000 shares of Common Stock, of which options to purchase 12,500 shares vested immediately, and the balance will vest in three equal parts, over a three-year vesting period, on the anniversary of the date of grant.  As of September 30, 2009, only 12,500 options remain unvested.  The exercise price of these options, vested and unvested, was set at $3.75 per share, the closing price on the date of grant.

Further, on October 23, 2007, pursuant to the Company’s 2004 Equity Incentive Plan, Mr. Ramadan was granted seven year options to purchase 125,000 shares of Common Stock, with options to purchase 25,000 shares that vested immediately, and the balance to be vested in four equal parts, over a four-year vesting period, on the anniversary of the date of grant.  As of September 30, 2009, only 75,000 options remain unvested.  The exercise price of all these options, vested and unvested, is set at $4.85 per share, the closing stock price on October 23, 2007, and escalated to $5.05 on its first anniversary.  On May 26, 2009, the Company’s Board of Directors froze the exercise price at $5.05 for the entire grant.

No vested options have been exercised by Mr. Ramadan as of September 30, 2009.

401 (k) and Profit Sharing Plan - The Company maintains a contributory 401(k) plan and a profit sharing plan.  These plans are for the benefit of all eligible corporate employees, who may have up to 16.5% of their salary withheld, not to exceed the maximum federally allowed amount.  The Company makes an employer-matching contribution of 60 cents for each employee dollar contributed.

Taxing Jurisdiction - The Czech Republic currently has a number of laws related to various taxes imposed by governmental authorities.  Applicable taxes include gaming tax, value-added tax (“VAT”), charity tax, and payroll (social) taxes.  Tax declarations, together with other legal compliance areas (as examples, customs and currency control matters) are subject to review and investigation by a number of governmental authorities, which are enabled by law to impose extremely severe fines, penalties and interest charges, create tax risks in the Czech Republic.  Management believes that it has adequately provided for its Czech tax liabilities.

Legal Proceedings - The Company is often subject to various contingencies, the resolutions of which, its management believes will not have a material adverse effect on the Company’s consolidated financial position or results of operations.  TWC was not involved in any material litigation during the quarter ended September 30, 2009, or through the date of this filing.

3.              Liquidity

As of September 30, 2009, the Company had a working capital deficit of approximately $5,967, an increase in the deficit of $2,487 compared to the working capital deficit of $3,480 at December 31, 2008.  This deficit increase for the nine months ended September 30, 2009 was primarily due to several factors, including: (i) the reclassification of

$1,550 and $141 from long-term debt to short-term debt, as a result of the one-year maturity date remaining on the Company’s 2003 unsecured promissory notes, and their associated six-month interest that was deferred pursuant to the terms of the notes, respectively; (ii) the addition of a spa (the “Spa”) to the hotel complex, whose construction costs of approximately $1,700 were first reflected in the quarter ended March 31, 2009; (iii) the recognition of approximately $1,356 representing the current maturities portion of the new Commerzbank Aktiengesellschaft, pobočka Praha (“Commerzbank”) loan facility (see details below); and (iv) to residual hotel construction payables.  The Company is on target in meeting all its obligations and expects to complete its payment plan by November 2009 for the hotel and the spa construction costs, which represented approximately $1,276 of the accounts payable balance at September 30, 2009.

The Company’s management believes that its cash resources at September 30, 2009, in addition to the anticipated cash to be provided by existing operations and the new Commerzbank credit facility, will be sufficient to settle satisfactorily its accounts payable, meet current obligations and fund its operating activities for the next twelve months.

On November 4, 2009, the Company received a new credit facility from Commerzbank, which allows the Company to retire its existing revolving credit facility and replace it with a combination of a long-term loan and a new smaller revolving credit line.  The credit facility is provided in two tranches: Czech Koruna (“CZK”) 125,000 (or approximately $7,231 at the September 30, 2009 exchange rate) amortized, 4-year term loan with interest based on the three-month Prague Interbank Offered Rate (“PRIBOR”) plus 500 basis points, and a CZK 40,000 (or approximately $2,315 at the same exchange rate) two-year, revolving credit line, with interest based on, depending on each draw request, the one, two, three or six-month PRIBOR plus 400 basis points, with the Company’s option to renew the term for one-year.  The revolving credit line will be reduced to CZK 35,000 (or approximately $2,026 at the same exchange rate) after 12 months from the signing date.  The new credit facilities include financial covenants, security and requirements, which notably are: (i) a mandatory annual prepayment  that requires that 25% of the borrower’s excess cash above a certain annually-escalating bank balance at the end of each fiscal year be applied toward the term loan’s principal balance; (ii) the pledge of the Route 59 and Route 55 casinos and other guarantees as security; and (iii) the term loan to be repaid quarterly in equal principal installments, with the applicable three-month PRIBOR rate plus the said basis points.

However, should cash from operations and the additional credit be insufficient to cover the above objectives, the Company may seek to raise additional capital in order to fund its current liabilities, operations and growth strategies.  There is no guarantee that such funds will be available to TWC at favorable terms or at all, in which case the Company may decide to reduce its operations and its development plans.  The Company has no other major capital expenditures or plans for the remaining period of 2009.

4.              Summary of Selected Significant Accounting Policies

(a)          Revenue recognition - The Company complies with requirements for revenue recognition in financial statements.  Casino revenue is defined as the net win from gaming activities, which is the difference between gaming wagers and the amount paid out to patrons, and is recognized on the day it is earned.  Revenues generated from ancillary services, including sales of food, beverage, cigarettes, and casino logo merchandise are recognized at the time the related services are performed and represent, in the aggregate, less than three percent of total revenues.

(b)         Earnings per share - The Company complies with accounting and disclosure requirements regarding earnings per share.  Basic earnings (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per common share incorporate the dilutive effect of common stock equivalents on an average basis during the period.  The Company’s common stock equivalents currently include only stock options, as all outstanding warrants expired on September 30, 2008.  Thus, unexercised stock options to purchase 838,905 and 429,095 as of September 30, 2009 and September 30, 2008, respectively were included in the computation of diluted earnings per common share, if such unexercised stock options were “in-the-money” and vested.

A table illustrating the impact of dilution on earnings per share, based on the treasury stock method, is presented below:

	(UNAUDITED)
	For the Nine Months Ended		For the Three Months Ended
(amounts in thousands, except for	September 30,		September 30,
share information)	2009	2008	2009	2008
Basic Earnings Per Share:
Net earnings	$2,039	$2,442	$552	$1,046
Weighted average common shares	8,869,806	8,848,914	8,871,640	8,855,320
Basic earnings per share	$0.23	$0.28	$0.06	$0.12

Diluted Earnings Per Share:
Net earnings	$2,039	$2,442	$552	$1,046
Weighted average common shares	8,869,806	8,848,914	8,871,640	8,855,320
Addition due to the effect of dilutive securities using the treasury stock method:
Stock options	36,133	50,286	36,133	50,286
Dilutive potential common shares	8,905,939	8,899,200	8,907,773	8,905,606
Diluted earnings per share	$0.23	$0.27	$0.06	$0.12

(c)          Goodwill - Goodwill represents the excess of the cost of the Company’s Czech subsidiaries over the fair value of their net assets at the date of acquisition, which consisted of the Ceska and Rozvadov casinos and the land in Hate (currently, the Route 59 Casino).  Goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test.  The Company has allocated the goodwill over two reporting units that are components of the operating segment “Czech subsidiaries” and are classified as the “German reporting unit” which consists of the Ceska and Rozvadov casinos and the “Austrian reporting unit” which consists of the Route 55, Route 59 and Hotel Savannah.  The impairment assessment requires the Company to compare the fair value of its two reporting units to their respective carrying values to determine whether there is an indication that an impairment exists.  The fair value of the two reporting units were determined through a combination of recent appraisals of the Company’s real property and a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”), which was based on the Company’s experience and data from independent, third parties.  As required, the Company performed its required annual fair-value based testing of the carrying value of goodwill related to its two reporting units, at September 30, 2009, and determined that goodwill was not impaired.  The Company will perform its required annual assessment of goodwill during the third quarter of 2010.

(d)         Property and Equipment - Property and equipment is stated at cost less accumulated depreciation and amortization.  TWC capitalizes the cost of improvements that extend the life of the asset and expenses maintenance and repair costs as incurred.  The Company provides for depreciation and amortization using the straight-line method over the following estimated useful lives:

Asset	Estimated Useful Life

Building and improvements	5-50 years
Gaming equipment	4-12 years
Furniture, fixtures and other equipment	4-12 years

At September 30, 2009 and December 31, 2008, property and equipment consisted of the following:

	As of September 30, 2009	As of December 31, 2008
	(unaudited)
Land	$2,877	$3,283
Building and improvements	33,282	31,486
Furniture, fixtures and other equipment	14,513	8,650
	50,672	43,419
Less accumulated depreciation and amortization	(9,688)	(7,580)

	$40,984	$35,839

(e)          Impairment for long-lived assets - The Company adheres to proper accounting for the impairment on disposal of long-lived assets and periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may be recoverable.  If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived assets, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists.  If an asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value. An estimate of the asset’s fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. The Company reports an asset to be disposed of at the lower of its carrying value or its estimated net realizable market value. There were no impairment losses for long-lived assets recorded for the nine months ending September 30, 2009.

(f)            Foreign currency translation - The Company complies with requirements for foreign currency translation, where for foreign subsidiaries whose functional currency is the local foreign currency balance sheet accounts and cash flows are translated at exchange rates in effect at the end of each reporting period and resulting translation adjustments are included in “accumulated other comprehensive income.”  Statement of operations accounts are translated by applying the monthly averages of the daily exchange rates of one (1) US dollar (“USD”) to the CZK on the respective monthly local Czech statement of operations accounts for the period.

The impact of foreign currency translation on goodwill is presented below:

	Applicable
	Foreign Exchange	Goodwill
(in thousands, except FX)	Rate (“FX”) (2)	German-reporting unit		Austrian-reporting unit

Residual balance, as of January 1, 2003 (in USD) (1)		USD	3,042	USD	537

USD residual balance (A), translated at June 30, 1998 (date of acquisition), at FX rate of $1.00 to CZK of:	33.8830	CZK	103,077	CZK	18,190

2003 CZK balance, translated to USD, at September 30, 2009 at FX of $1.00 to CZK of:	17.2871	USD	5,963	USD	1,052

Net increase to Goodwill (adjustment made to Translation Adjustment in consolidation):		USD	2,921	USD	515

(1)          Goodwill was amortized over 15 years until the Company started to comply with FASB requirements, since January 1, 2002. This balance represents the remaining, unamortized goodwill, after an impairment charge taken prior to January 1, 2003.

(2)          FX (interbank) rates taken from Oanda.com.

(g)         Stock-based compensation - The Company complies with the accounting and reporting requirements for share-based payments which permit companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of share-based payments for all share-based payments vested after that date, and based on these requirements for all unvested awards granted prior to the effective date of this pronouncement. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permit entities to restate financial statements of previous periods, either for all prior periods presented or to the beginning of the fiscal year in which the statement is adopted, based on previous pro forma disclosures made in accordance with this pronouncement. Accordingly, the Company has adopted the modified prospective method of recognition, and began applying the valuation and other criteria to stock options granted beginning January 1, 2006.  The Company is recognizing expense for the unvested portion of previously issued grants based on the valuation and attribution methods used previously to calculate the pro forma disclosures.  The Company did not recognize expense for employee stock options prior to January 1, 2006.

The Company currently utilizes the Black-Scholes option pricing model to measure the fair value of stock options granted to certain key employees. While this pronouncement permits entities to continue to use such a model, it also permits the use of a “lattice” model. The Company expects to continue using the Black-Scholes option pricing model in connection with its adoption of this pronouncement to measure the fair value of stock options granted.

(h)         Comprehensive income (loss) — The Company complies with requirements for reporting comprehensive income.  Those requirements establish rules for reporting and display of comprehensive income and its components.  Furthermore, they require the Company’s change in the foreign currency translation adjustments to be included in other comprehensive income.

(i)             Promotional allowances — Promotional allowances primarily consist of food and beverages and, to certain of its valuable players, hotel accommodations are furnished gratuitously.  For the nine months ended September 30, 2009 and 2008, revenues do not include the retail amount of food and beverages and hotel accommodations of $3,874 and $2,681, respectively, provided at no-charge to customers. The retail value of the food and beverages given away is determined by dividing the food and beverage costs charged to the gaming operation of $1,539 and $1,155, for the respective periods, by the average percentage of cost of food and beverages sold.  The cost of hotel accommodations is either the out-of-pocket expenses paid to other hotels or the retail charge of rooms at the Hotel Savannah. The promotional allowances are summarized below:

	(UNAUDITED)
	For the Nine Months Ended		For the Three Months Ended
	September 30,		September 30,
(amounts in thousands)	2009	2008	2009	2008

Cost of gratuitous food and beverages (A)	$1,539	$1,155	$655	$380
Average cost of food and beverages sold(B)	39.9%	43.1%	42.0%	44.2%

Retail value of food and beverages (A/B)	$3,853	$2,681	$1,561	$860
Cost of hotel accommodations	21		18
Total promotional allowances	$3,874	$2,681	$1,579	$860

(j)             Czech taxes — The majority of TWC’s revenues are derived from gaming operations in the Czech Republic, which are subject to gaming taxes only, while its non-gaming revenues, which are not material, have correspondingly non-material corporate income tax liabilities under Czech law. For the three and nine months ended September 30, 2009, TWC’s gaming taxes were approximately $439 and $1,282, respectively, compared with $525 and $1,514 for the comparable periods of 2008.  Gaming taxes are computed on gross gaming revenues, which is comprised of live (table) games and slot games revenues. For live game revenue, the applicable taxes and fees are: (i) a 10% administration tax; (ii) a 1% state supervision fee; and (iii) a charity contribution (tax) (herein referred to as charity tax) according to a gross revenue formula specified by the Czech Ministry of Finance, net of the aforementioned taxes and fees. The applicable charity tax rate is determined separately on annual live game and slot game revenues, net of the above taxes and fees.  Therefore, for all gaming revenue, net of applicable taxes and fees, up to CZK 50,000 (or $2,894 at the September 30, 2009 exchange rate), a 6% charity tax applies; up to CZK 100,000 (or $5,788 at the same exchange rate), an 8% rate applies; up to CZK 500,000 (or $28,938 at the same exchange rate), a 10% rate applies; and above the CZK 500,000 gaming revenue threshold, a 15% rate applies.  For slot game revenue, the applicable assessment is the charity tax for publicly beneficial, cultural, sporting and welfare purposes, net of local (municipality)

administration and slot state-licensing fees. Charity taxes for the three and nine months ended September 30, 2009 were $701 and $1,997, respectively, versus $856 and $2,249 for the comparable periods in 2008.

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

In conformity with the European Union (“EU”) taxation legislation, when the Czech Republic joined the EU in 2004, its VAT increased from 5% to 22%, beginning in January 2004, and currently is between 9% and 19% for all intra-EU generated purchases. All non-EU generated purchases were impacted by identical VAT increases, beginning in May 2004. The Company pays its VAT directly to its vendors in connection with any purchases that are subject to this tax.  Unlike in other industries, VATs are not recoverable for gaming operations.  As for the Company’s new hotel operation, Hotel Savannah, the recoverable VAT was non-material for the three and nine month periods in 2009 (there were no hotel operations in 2008).

(k)          Income taxes — The Company complies with accounting and reporting requirements with respect to accounting for income taxes, which require an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed for differences between the financial statement and the tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.  In July 2006, accounting for uncertainty in income taxes created a single accounting and disclosure model for uncertain tax positions, provides guidance on the minimum threshold that a tax uncertainty is required to meet before it can be recognized in the financial statements and applies to all tax positions taken by a company, both those deemed to be routine as well as those for which there may be a high degree of uncertainty.  During the period ended September 30, 2009, the Company recognized no adjustments for uncertain tax positions.

(l)             Recent accounting pronouncements:

Fair Value Measurements — In September 2006, the FASB issued guidance regarding fair value measurements.  This guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It applies to other accounting pronouncements where the FASB requires or permits fair value measurements but does not require any new fair value measurements. In February 2008, FASB issued a pronouncement, which delayed the effective date of its prior guidance regarding fair value measurements, specifically for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted the guidance for financial assets and liabilities on January 1, 2008. It did not have any impact on the Company’s results of operations or financial position and did not result in any additional disclosures and the Company adopted the guidance for non-financial assets and non-financial liabilities on January 1, 2009, resulting in no impact to the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued new accounting guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly.  The guidance affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions.  It provides guidance for estimating fair value when the volume and level of market activity for an asset or liability have significantly decreased and determining whether a transaction was orderly. It applies to all fair value measurements when appropriate. The adoption of this guidance did not have a significant impact on the Company’s condensed consolidated interim financial statements or related footnotes.

In April 2009, the FASB issued new accounting guidance on interim disclosures about fair value of financial instruments, which is effective for the Company for the quarterly period beginning April 1, 2009. The guidance requires an entity to provide the annual disclosures required by a prior pronouncement regarding disclosures about fair value of financial instruments, in its interim financial statements. The application of the guidance did not have a significant impact on the Company’s condensed consolidated interim financial statements or related footnotes.

In August 2009, the FASB issued update to provide further guidance on how to measure the fair value of a liability, an area where practitioners have been seeking further guidance. It primarily does three things: 1) sets forth the types of valuation techniques to be used to value a liability when a quoted price in an active market for the identical liability is not available, 2) clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and 3) clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. This standard is effective beginning fourth quarter of 2009 for the Company. The adoption of this standard update is not expected to impact the Company’s consolidated financial statements.

Business Combinations — In December 2007, the FASB issued new accounting guidance on business combinations.  The pronouncement establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the fair value of identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date. The pronouncement determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It is effective for fiscal years beginning after December 15, 2008.  The Company adopted the pronouncement on January 1, 2009 resulting in no impact to the Company’s consolidated condition, results of operations or cash flows.

Goodwill — In April 2008, the FASB issued guidance regarding the determination of the useful life of intangible assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under goodwill and other intangible assets. The pronouncement was effective for fiscal years beginning after December 15, 2008. The adoption of which has not had a significant impact on the Company’s financial position and results of operations.

Subsequent Events — On May 28, 2009, the FASB issued guidance regarding subsequent events, which the Company adopted on a prospective basis beginning April 1, 2009. The guidance is intended to establish general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date. The application of the pronouncement did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

FASB Accounting Standards Codification — On June 29, 2009, the FASB issued an accounting pronouncement establishing the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities.  This pronouncement was effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities.  On the effective date, all non-SEC accounting and reporting standards will be superceded.  The Company adopted this new accounting pronouncement for the quarterly period ended September 30, 2009, as required, and adoption did not have a material impact on the financial statements taken as a whole.

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

Nature of Business and Competition

We are engaged in the acquisition, development and management of niche casino operations in Europe, which feature gaming tables and mechanized gaming devices, such as video slot machines, as well as the acquisition, development and the management of small to midsize hotels, which may include casino facilities.  Our planned expansion into the hotel industry is founded on management’s belief that hotels in the small to midsize boutique class are complementary to our casino brand, that opportunities in one of these two industries often lead to, or are tied to, opportunities in the other industry, and that a more diversified portfolio of assets will give us greater stability and make us more attractive to potential investors.  Further, several of our top management executives have extensive experience in the hotel industry.  In this pursuit, we have organically developed our first hotel, Hotel Savannah, a 77-room, European four-star deluxe hotel, adjoining our Route 59 casino, which primarily draws customers from the Vienna regional area. (See below for more details).

Currently, we own and operate four casinos in the Czech Republic (“CZ”), and manage, under a 10-year management contract, a casino and nightclub in Croatia.  With respect to our Czech casinos, two of them are located in the western part of the CZ, close to the border of Germany.  The larger of the two, located in Ceska Kubice (“Ceska”), currently has four competitors. The smaller one is located in the town of Rozvadov (“Rozvadov”), and currently has one competitor.  The other two Czech casinos are located in the southern part of the CZ, close to the Austrian border.  The larger of these two, “Route 55,” located in Dolni Dvoriste, has two competitors.  The other casino, “Route 59,” which recently underwent a major building expansion and renovation, is located in Hate, near Znojmo, and currently has two competitors.  On January 14, 2009, we opened for business our newly constructed 77-room, European four-star hotel, Hotel Savannah.  The hotel is connected to our Route 59 casino with the joint facility’s main restaurant linking the two buildings.  Along with the hotel operation, we also launched the Spa, a full-service operation, complete with an indoor pool.  The Spa, which opened on March 16, 2009, is attached to Hotel Savannah.  The Croatian casino and adjoining nightclub (collectively known as the “Grand Casino Lav”), is located in the Le Meridien

Lav resort in Podstrana, near Split, Croatia.  The Grand Casino Lav’s revenues and expenses are recognized on the owner’s books.  We derive only management fee income from the performance results of the Grand Casino Lav, which is recognized in our consolidated financial statements.  The Grand Casino Lav currently has two competitors.

Exchange Rates

Due to the fact that the Company’s operations are located in Europe and principally in the Czech Republic, TWC’s financial results are subject to the influence of fluctuations in foreign currency exchange rates.  The revenue generated by our Czech operations is generally denominated in Euro’s (“EUR”) and the expenses incurred by these facilities are generally denominated in CZK.  As our primary reporting subsidiary, ACC, is a Czech entity, all revenues and expenses, regardless of sources of origin (e.g. Croatia), are recognized in the Czech currency and translated to USD for reporting purposes.  A substantial change in the value of either of these currencies in relation to the value of the USD would have an impact on the results from our operations when translated into USD.  We do not hedge our foreign currency holdings.

The actual 2009 and 2008 operating results in local currency for the Czech casino units were converted to USD using the average of the daily exchange rates of each month in the reporting periods.  As all of the Grand Casino Lav’s operating results, including revenues and expenses, are recognized on the owner’s books, the foreign currency exchange impact is limited to only our earned management fees income, which was not material for the periods reviewed.  The monthly average exchange rates for the CZK versus the USD and EUR, respectively, are presented in the following graphical chart.

The consolidated balance sheet totals of the Company’s foreign subsidiaries at September 30, 2009 and December 31, 2008 were converted to USDs using the interbank exchange rates, as reported at www.oanda.com, which are depicted in the following table:

As of	USD	CZK
September 30, 2009	1.00	17.2871
December 31, 2008	1.00	18.8606

Critical Accounting Policies

The discussion and analysis of our consolidated financial condition and results of operations are based upon our condensed consolidated financial statements. These condensed financial statements have been prepared following the generally accepted accounting principles in the United States of America (“US GAAP” or “GAAP”) and by Article 10 of

Regulation S-X for interim periods and require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to potential impairment of goodwill and share-based compensation expense. As these are condensed consolidated financial statements, the reader should also review expanded information about our critical accounting policies and estimates provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-K for the year ended December 31, 2008. There have been no material changes to our critical accounting policies and estimates from the information provided in our Form 10-K for the year ended December 31, 2008.

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

Review of the Condensed Consolidated Interim Results of the Company:

Three Months Ended September 30, 2009 and 2008:

	Three Months Ended September 30,
(in thousands, except per share data)	2009	2008	Variance $	Variance %
	(unaudited)	(unaudited)

Total revenues	$8,735	$9,423	$(688)	-7.3%
Total operating costs and expenses	7,972	8,142	(170)	-2.1%
Income from operations	763	1,281	(518)	-40.4%
Other expense	(211)	(235)	24	-10.2%
Net Income	$552	$1,046	$(494)	-47.2%
Earnings per common share:
Basic	$0.06	$0.12
Diluted	$0.06	$0.12

For the quarter ended September 30, 2009, our total revenues dipped 7.3%, or $688,000 to $8.7 million, from $9.4 million for the quarter ended September 30, 2008.   Relative to the prior year, our operations suffered higher proportions of incurred live game and slot game losses to regular players, mainly at our Ceska and Route 59 casinos, which depressed our aggregate gaming revenue, despite overall business volume increases of 6.8% and 10.6% in live game and slot game attendances, respectively.  The lower revenues were also affected by a 16.2% decrease in the overall players’ DpH, partly due to the gaming activities of younger, less affluent players.  Total revenues were however partially offset by the addition of room revenues from our Hotel Savannah, which did not exist a year ago.  The hotel business volume was not significant, as was expected, given it was in its first year of operation.  This was compounded by the fact that the hotel opened amid an unfavorable economic climate, which was experienced globally.  In contrast, food and beverage (“F&B”) revenues improved by $127,000 or 185.4%, largely due to the new hotel restaurant and banquet operations.

Total operating costs and expenses of approximately $8.0 million,  showed a 2.1% or $170,000 reduction from $8.1 million at September 30, 2008, largely due to reduced overall operating costs, offset by higher marketing expenses at Route 59 and at Hotel Savannah, designed to stimulate attendance and occupancy.

Income from operations fell 40.4% or $518,000 from the third quarter of 2008, as a result of the above factors.

Other expense for the quarter ended September 30, 2009 decreased by $24,000, or 10.2%, to $211,000 from $235,000 for the same quarter last year, due mainly to lower interest payments, brought on by a reduction in the cost of borrowing.

As a result of the above, net income for the three months ended September 30, 2009 decreased by $494,000 or 47.2%, versus the net income for the three months ended September 30, 2008.

Costs and Expenses

Total costs and expenses for the three months ended September 30, 2009 and 2008 are presented below:

	For the Three Months Ended
	September 30,
(amounts in thousands)	2009	2008	Variance $	Variance %
	(unaudited)	(unaudited)

Cost of revenues	$4,999	$5,152	$(153)	-3.0%
Depreciation and amortization	626	411	215	52.3%
Selling, general and administrative	2,347	2,579	(232)	-9.0%
Total operating costs and expenses	$7,972	$8,142	$(170)	-2.1%

Cost of revenues for the quarter ended September 30, 2009 decreased by $153,000, or 3.0%, primarily due to lower gaming payroll, which was partially offset by the payroll of the hotel operation, which did not exist a year ago.

Unlike in US-based casinos, visitors to the TWC’s casinos are required, by Czech or Croatian law, to “check in” at the entrance reception, by presenting acceptable forms of picture identification, which effectively permits the Company to track the frequency of their visits and, to a limited extent, the duration of each visit.   As an incentive to increase gaming play time, the Company provides complimentary drinks and a free food buffet to all of its playing guests.  In addition to these general amenities, TWC also issues different classes of “loyalty” cards to customers who spend relatively longer periods of time playing. These cards entitle the holder and a set number of the holder’s guests, depending on the card type, to various additional benefits.  The Company also grants certain other privileges to its VIP players, at the casino management’s discretion, such as opening a private gaming table, or extending the casino’s operating hours, and/or providing free hotel accommodations.  These loyalty cards are granted based on the frequency of the player’s visits and the aggregate total drop for a pre-determined number of visits.  The complimentary food and beverage, cigarettes and cigars, and hotel accommodations costs were recognized in the gaming departmental expenses, which totaled approximately $683,000 or 7.9% of gaming revenues for the three months ended September 30, 2009, versus $381,000 or 4.1% of gaming revenues for the comparable period in 2008, due to higher competition to attract players.  General gifts and giveaways, which were also recognized in the gaming department, excluding personal gifts, represented $227,000 or 2.7% of gaming revenues for the same three months in 2009, compared with $53,000 for the comparable period in 2008.

The personal gifts were booked as special promotion expenses in the marketing department, and totaled approximately $19,000 for the third quarter in 2009.

Depreciation and amortization expense increased by $215,000, or 52.3%, primarily from the asset additions of the Hotel Savannah and the Spa.

Selling, general and administrative costs of $2.3 million for the quarter ended September 30, 2009 decreased by $232,000 or 9.0% from the same period in 2008, due notably to lower payroll-related expenses.  VIP personal gifts, which were recognized as special promotion expenses in the marketing department, totaled approximately $19,000 for the three-month period in 2009.

Nine Months Ended September 30, 2009 and 2008:

	Nine Months Ended September 30,
(in thousands, except per share data)	2009	2008	Variance $	Variance %
	(unaudited)	(unaudited)

Total revenues	$25,292	$27,535	$(2,243)	-8.1%
Total operating costs and expenses	22,687	24,533	(1,846)	-7.5%
Income from operations	2,605	3,002	(397)	-13.2%
Other expense	(566)	(560)	(6)	1.1%
Net Income	$2,039	$2,442	$(403)	-16.5%
Earnings per common share:
Basic	$0.23	$0.28
Diluted	$0.23	$0.27

For the nine months ended September 30, 2009, our total revenues fell by approximately $2.2 million or 8.1%, to approximately $25.3 million, from $27.5 million for the same nine-month period ended September 30, 2008, largely due to a drop in gaming revenues.   The reduction in gaming revenues resulted from three major factors: (i) a higher proportion of live game losses and slot jackpot payouts incurred with our regular players at three of our four Czech casinos; (ii) a decrease of 18.8% in the overall players’ DpH, which was caused by increases in the activity of younger, less affluent players;  and (iii) the loss of five critical revenue-generating days for our largest casino in the first quarter of 2009, as a result of road closures from severe winter conditions not experienced in the last two prior years.  The negative impact to operating revenues, however, was partially offset by the addition of hotel rooms and F&B revenues generated by Hotel Savannah.

Our hotel room revenues and hotel F&B revenues represented 1.3% and 1.1% of our consolidated total revenues, respectively.   The revenue contribution was nominal as Hotel Savannah only begun its full-fledged operation following its grand gala opening on April 16, 2009.

The corresponding decrease in total operating costs and expenses of $1.8 million, or 7.5%, from approximately $24.5 million on September 30, 2008 to approximately $22.7 million on September 30, 2009 reflects our efforts to achieve efficiencies in operations through implementation of cost-cutting measures in payroll and non-revenue generating activities.  The decrease for the comparable periods was also aided by reductions in revenue-driven gaming taxes and media advertising.  The drop in media advertising came in favor of in-house promotions, except at Route 59 and Hotel Savannah, where we expanded our marketing resources to attract and establish the business.   We also incurred higher depreciation and amortization expense resulting from the additions of the hotel and the Spa in 2009.

Income from operations declined by $397,000 or 13.2% versus the prior year period as a result of the above factors.

Other expense consists mainly of interest paid on our credit facility.

As a result of the above, net income fell $403,000, or 16.5%, from about $2.4 million or $0.27 per diluted share of September 30, 2008 to $2.0 million or $0.23 per diluted share of September 30, 2009.

Costs and Expenses

Total costs and expenses for the nine months ended September 30, 2009 and 2008 are presented below:

	For the Nine Months Ended
	September 30,
(amounts in thousands)	2009	2008	Variance $	Variance %
	(unaudited)	(unaudited)

Cost of revenues	$13,645	$15,211	$(1,566)	-10.3%
Depreciation and amortization	1,615	1,129	486	43.0%
Selling, general and administrative	7,427	8,193	(766)	-9.3%
Total operating costs and expenses	$22,687	$24,533	$(1,846)	-7.5%

Cost of revenues for the nine months ended September 30, 2009 decreased by about $1.6 million, or 10.3%, due to improved operational efficiencies and cost-cutting measures, which included the implementation of reduced operating hours for our Rozvadov casino, which effectively boosted the revenue-to-cost ratio, while retaining the quality of service during the hours of operation and to lower revenue-driven gaming taxes.  The complimentary food and beverage, cigarettes and cigars, and hotel accommodations costs were recognized in the gaming departmental expenses, which totaled approximately $1.9 million or 7.3% of gaming revenues for the nine months ended September 30, 2009, while general gifts and giveaways, excluding personal gifts which are recognized in the selling, general and administrative costs, represented $369,000 or 1.5% of gaming revenues, and were also recognized in the gaming department.

Depreciation and amortization expense increased by $486,000, or 43.0%, due to the additions of the Hotel Savannah and the Spa.

Selling, general and administrative costs of approximately $7.4 million for the nine months ended September 30, 2009 decreased $766,000, or 9.3%, from the approximately $8.2 million incurred for the same period in 2008. This was due to reduced development-related travel, lower overall marketing expenses, and lower shared services payroll, comprising of the marketing, accounting, human resources, information technology, and internal control departmental staff.  VIP personal gifts totaled approximately $35,000 for the nine-month period in 2009.

Our Facilities:

Each of our casinos offers a restaurant and a full bar, and in the larger units, lounge areas and multiple bars.

Ceska

Our Ceska casino, which has a 1920’s Chicago Prohibition Period theme, currently has 15 gaming tables, including eight card tables and seven roulette tables, and 80 video slot machines.

Rozvadov

Our Rozvadov casino, which has a South Pacific theme, currently operates 8 gaming tables, including four card tables and four roulette tables, and 24 video slot machines.

Route 59

Route 59, which has a New Orleans in the 1920’s theme, currently includes 25 gaming tables, which consist of 16 card tables and nine roulette tables, and 102 video slot machines.

Route 55

Route 55, our largest casino, features a Miami Beach “Streamline Moderne” style, reminiscent of Miami Beach in the early 1950’s.  The two-story casino offers 23 tables, including 12 card tables, 10 roulette tables, a Slingshot multi-win roulette, and 120 video slot machines.  On the mezzanine level, the casino offers a full-service Italian restaurant, an open buffet area, a VIP lounge, and a VIP gaming room equipped with four gaming tables, which are included in the 23 table count.

Grand Casino Lav

The Grand Casino Lav currently has 18 gaming tables, including six roulette tables, 12 card tables, two of which are in the VIP dedicated area, 60 video slot machines, a mezzanine bar with a panoramic view overlooking the gaming floor, and a full-service nightclub.

Hotel Savannah and the Spa

Our newest operating unit is Hotel Savannah, a 77-room, European four-star deluxe hotel.  The hotel held its soft-opening on January 14, 2009 and gala grand opening on April 16, 2009.  The hotel, which is connected to our Route 59 casino, also features banquet halls for conference meetings and special events as well as a full-service restaurant and bar.  On March 16, 2009, to complement our hotel, we also opened the Spa, a full-service operation, which is attached to our hotel. The Spa, which is operated by a contractor from which we receive revenue-based fees, features a large indoor pool and offers ayurvedic massage therapy to all our guests and visitors.

Sales and Marketing

We utilize a wide range of media marketing and promotional programs in an effort to secure and enhance our competitive position in the respective markets being served and to differentiate our product from the competitors.  With respect to our Czech casinos, we aggressively target key cities for our media campaigns, most notably Vienna and Linz in Austria and Regensburg in Germany, as well as the areas surrounding these cities, all of which are within driving range of our casinos.  Of note in March 2009, Route 59, in conjunction with Hotel Savannah, hosted the annual 2009 Miss Austria beauty pageant on their premises. The televised event was widely and positively received by the local press and all guests and attendees and afforded the hotel and casino with free publicity benefits.

For our Croatian operating unit, our marketing programs target Le Meridien Lav hotel guests, as well as guests in surrounding hotels.  In addition, marketing efforts are focused on Split, the second largest city in Croatia, as well as certain key foreign markets, such as Italy and other neighboring countries.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2009, we had a working capital deficit of approximately $6.0 million, an increase in the deficit of approximately $2.5 million, compared to the working capital deficit of approximately $3.5 million at December 31, 2008.  This deficit increase for the nine months ended September 30, 2009 was primarily due to several factors, including: (i) the reclassification of $1.55 million and $141,000 from long-term debt to short-term debt, as a result of the one-year maturity date remaining of our 2003 unsecured promissory notes, and their associated six-month interest that was deferred pursuant to the terms of the notes, respectively; (ii) the addition of the Spa to the hotel complex, whose construction costs of approximately $1.7 million were first reflected in the quarter ended March 31, 2009; (iii) the recognition of approximately $1.4 million representing the current maturities portion of our new Commerzbank loan facility (see description below) ; and (iv) to residual hotel construction payables.  We are on target in meeting all our obligations and expect to complete our payment plan by November 2009 for the hotel and the spa construction costs, which represented approximately $1.3 million of the accounts payable balance at September 30, 2009.

Our Company’s management believes that its cash resources at September 30, 2009, in addition to the anticipated cash to be provided by existing operations and the new Commerzbank credit facility, will be sufficient to settle satisfactorily our accounts payable, meet our current obligations and fund our operating activities for the next twelve months.

In furtherance of these operating objectives, we requested and received on November 4, 2009 a new credit facility from Commerzbank, which allows us to retire our existing revolving credit facility and replace it with a combination of a long-term loan and a smaller, revolving credit line.  The credit facility is provided in two tranches: a CZK 125 million (or approximately $7.2 million at the September 30, 2009 exchange rate) amortized, 4-year term loan with interest based on the three-month Prague Interbank Offered Rate (“PRIBOR”) plus 500 basis points, and a CZK 40.0 million (or approximately $2.3 million at the same exchange rate) two-year, revolving credit line, with interest based on, depending on each draw request, the one, two, three or six-month PRIBOR plus 400 basis points, with the Company’s option to renew the term for one-year.  The revolving credit line will be reduced to CZK 35.0 million (or approximately $2.0 million at the same exchange rate) after 12 months from the signing date.  The new credit facilities include financial covenants, security and requirements, which notably are: (i) a mandatory annual prepayment  that requires that 25% of our excess cash above a certain annually-escalating bank balance at the end of each fiscal year be applied toward the term loan’s principal balance; (ii) the pledge of our Route 59 and Route 55 casinos and other guarantees as security; and (iii) the term loan to be repaid quarterly in equal principal installments, with the applicable three-month PRIBOR rate plus the said basis points.

However, should cash from operations and the additional credit be insufficient to cover the above objectives, we may seek to raise additional capital in order to fund our current liabilities, operations and growth strategies.  There is no guarantee that such funds will be available to us at favorable terms or at all, in which case we may decide to reduce our operations and development plans.  We have no other major capital expenditures or plans for the remaining period of 2009.

In connection with the our management of the Grand Casino Lav and Nightclub (collectively the “GCL”), on May 31, 2007, we extended three EUR currency loans to Grand Hotel Lav, d.o.o., the owner of the Grand Casino Lav and Nightclub, as follow: (i) a three-year, 4.0% interest per annum loan of €568,000, or approximately $820,000 using the prevailing exchange rate as of September 30, 2009, for the purchase of gaming equipment; (ii) a two-year, non-interest bearing loan of €229,000, or approximately $331,000, for preopening costs related to the casino and nightclub; and (iii) a one-year (renewable), non-interest bearing loan of €170,000, or approximately $246,000, for working capital.  Because of the nature of the intended use of each of the loans, to promote goodwill with the owner and to secure the management contract, TWC agreed to waive interest on two of the three loans granted.  The original loan agreements stipulated monthly repayment of principal and interest, when applicable, at the end of each month of the respective terms, which commenced on October 1, 2007.  Additionally, default interest of 9.0% per annum applied on any monthly payment not made on time, regardless of any deferment allowance.  Recorded interest and penalty interest were approximately $32,000 and $81,000, respectively, as of September 30, 2009.  TWC considered the FASB requirements of interest on receivables and payables, when the original notes were issued and concluded that the excess interest to be recorded over the intended timeline for the loans would be immaterial.  In light of the slower than expected growth of the operation and the cash flow management challenges experienced during the low seasons by the Grand Hotel Lav, d.o.o., we accepted a payment deferment plan in September 2008, which provides for 2008’s total of the monthly loan payments and annually earned management fees to be paid in three monthly accelerated installments beginning June 2009 (during the casino operation’s high season in the summer months).  As the high season for the operation did not materialize this summer due to the severe economic downturn, we have agreed to defer the payments, inclusive of interest for the period to be deferred, to be repaid by the end of this year (2009). Thus, TWC expects repayment of the monthly principal and interest for 2008 and the 2008 annually earned management fees by the end of December 2009.  Management fees payable represented approximately $303,000 of the total receivable balance from the Grand Hotel Lav, d.o.o. as of September 30, 2009.  The three-year gaming equipment loan is to be paid off by September 30, 2011, the two-year preopening costs loan to be repaid by September 30, 2010, and the one-year working capital loan can be renewed annually until the expiration of the management contract in September 2016.  The loans are secured by legally-binding receivable notes, which can be presented at any time to the owners’ bank for the satisfaction of these receivable notes.  In the event of a sale of the business, the loans would be immediately due and settle as part of the sale transaction.  Our management believes the loans are fully collectible.  In October 2009, we agreed in principle to a proposal, with modifications, from the owners of the GCL to consolidate the three outstanding loans and accrued interest into one single, 3-year, interest-bearing term loan, to be effective January 1, 2010, excluding accrued management fees.

We are obligated under various contractual commitments over the next three years.  We have no off-balance sheet arrangements.  The following is a five-year summary of our commitments as of September 30, 2009:

(in thousands)		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term, unsecured debt, U.S.	$1,550	$1,550	$—	$—	$—
Long-term, secured debt, foreign	8,811	1,356	7,455
Operating and capital leases	241	165	76
Employment agreements	563	450	113
Total contractual obligations	$11,165	$3,521	$7,644	$—	$—

PLAN OF OPERATIONS

We intend to continue to develop and implement marketing and operational strategies that are designed to increase attendance and revenues at our existing locations in the Czech Republic, while striving to minimize costs, through cost-sharing alliances with non-competing businesses such as food and beverage vendors, where advantageous.  We strive to find synergy of operations between our Route 59 casino and our newest operating unit, Hotel Savannah to enhance revenues, while reducing operational redundancies.  We also plan to employ these strategies at the Grand Casino Lav, while building a solid customer base from the local and regional markets.  Further, we expect to place additional focus on developing marketing initiatives that specifically target the significant summer tourist market in that region.

Long Range Objective

Our operations are primarily in the gaming industry and we have recently entered the hotel business.  Consequently, our senior corporate management, several of whom have extensive experience in the hotel industry, are exploring ways to further expand the Company’s operations through the acquisition and/or development of new, complementary non-gaming business units, such as hotels, while continuing to grow the Company’s existing operations.  In this regard, we have made a first step, with our first internally developed hotel, Hotel Savannah.  We will also seek to manage or lease new business units that complement our existing operations, while acquisitions will be based on evaluations of the potential returns of projects that arise and, for certain projects, the availability of financing.

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

For the first three months of 2009, the CZK weakened against the USD and EUR currencies, when compared with the same three months in 2008, which effectively decreased our revenue and expense totals when converted into USDs.  This trend reversed itself in the second quarter of 2009 and continued to maintain the momentum in the third quarter, thereby improving our revenue and expense totals as viewed in USDs.

Substantial fluctuations in the value of the CZK versus one or both of these currencies may have an adverse effect on revenues and expenses, which will negatively impact our reported consolidated US results.  We do not currently hedge our exposure to fluctuations of these foreign currencies.

ITEM 4.                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and Exchange Act Rule 13a-15(e), which is designed to provide reasonable assurance that information, which is required to be disclosed in our reports filed pursuant to the Exchange Act, is accumulated and communicated to management in a timely manner. At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including Mr. Ramadan, our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, Mr. Ramadan concluded that, as of the date of such evaluation, our disclosure controls and procedures were effective in timely alerting him to information relating to the Company that is required to be included in our reports filed under the Exchange Act.

Changes in Internal Control over Financial Reporting

During the third quarter of 2009, there were no significant changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), is a process designed by, or under the supervision of, our principal executive and principal financial officer, Mr. Ramadan, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2009. In making this assessment, our management considered the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework.” Based on this assessment, management believes that, as of September 30, 2009, our internal control over financial reporting was operating effectively.

PART II - OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

We are often subject to various contingencies, the resolutions of which, our management believes will not have a material adverse effect on our consolidated financial position or results of operations.  We were not involved in any material litigation during the quarter ended September 30, 2009, or through the date of this filing.

ITEM 1A.       RISK FACTORS

Other than the risk factor discussed above in “Item 3. Quantitative And Qualitative Disclosures About Market Risk,” there have been no addition of risk factors from the information provided in our Form 10-K for the year ended December 31, 2008.

The risk factors highlighted in our Form 10-K for the year ended December 31, 2008 are not the only risks our Company is facing.  Additional risks and uncertainties not currently known to us or that we deem to be immaterial at this time also may materially adversely impact our business, financial condition and operational results in the future.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

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

TRANS WORLD CORPORATION

Date: November 10, 2009	By:	/s/ Rami S. Ramadan
President, Chief Executive Officer and
Chief Financial Officer
(Principal Executive and Financial Officer)