Form 10-K
period 2009-12-31
TRANS WORLD CORP
filed 2010-03-10
CIK 914577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES   ☒      NO   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  YES   ☐      NO   ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act.  YES   ☐      NO   ☒

The aggregate market value of the Common Stock of the Registrant held by non-affiliates as of June 30, 2009, based upon the average bid and asked price of $3.00 as reported on the OTC Bulletin Board on that date, was $26,614,920.00.  As of March 8, 2010, there were 8,871,640 shares of Common Stock of the Registrant deemed outstanding.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  YES ☐  NO ☐

Documents incorporated by reference: None.

TRANS WORLD CORPORATION
FORM 1O-K

i

			Page
PART IV.
	Item 15.	Exhibits and Financial Statement Schedules	66

EXHIBITS INDEX			67
SIGNATURES AND CERTIFICATIONS			70
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS			23

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains certain forward-looking statements including expectations of market conditions, challenges and plans, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the Safe Harbor provisions created by that statute. Reference is made to Part II, Item 7 “Management’s  Discussion and Analysis of Financial Condition and Results of Operations — Forward Looking Statements” for a discussion of the Registrant’s qualifications with respect to certain information presented in this Annual Report on Form 10-K.

Item 1.  Business.

General Development of Business

Trans World Corporation (hereinafter referred to as “we”, “us”, “Company”, or “TWC”) was organized as a Nevada corporation in October 1993 for the acquisition, development and management of gaming establishments, to the extent permitted by applicable local laws, featuring live and mechanized gaming, including video gaming devices such as video poker machines, primarily in Louisiana.  In 1998, we amended our operating strategy by shifting our focus to the casino market in Europe.  Today, we operate five full-service casinos; four of which are owned and one of which is managed under contract.  The four fully-owned casinos are in the Czech Republic, located in Ceska Kubice (“Ceska”), Rozvadov (“Rozvadov”), Hate (“Route 59”), and Dolni Dvoriste (“Route 55”). The property operating under a management contract,  the Grand Casino Lav and InMotion Nightclub (collectively referred to as the “Grand Casino Lav”), is located in Podstrana, Croatia, near the resort city of Split.

The Czech casinos, which conduct business under our registered brand name, American Chance Casinos (“ACC”), are situated at border locations and draw the majority of their customers from Germany and Austria.  Each of the casinos has a distinctive theme, portraying recognizable eras of American history: Pacific South Seas, Chicago in the Roaring 1920’s during Prohibition, New Orleans in the 1920’s, and Miami Beach in the 1950’s.  ACC’s operating strategy centers on differentiating its products and service offerings from the very formal German and Austrian casinos, and as a result, management has endeavored to create gaming environments with casual and exciting atmospheres, emphasizing entertainment.  Further, as part of the ACC operating formula, our management strives to uphold the integrity and professionalism of our operations as a means to dispel any concerns that customers and governments might have about gambling.

In addition to the above operations, on January 14, 2009 and April 16, 2009, we held the soft-opening and grand gala-opening, respectively, of our Hotel Savannah, a 77-room, four-star deluxe hotel, which is physically connected to our Route 59 casino.  A full-service spa, the Spa at Savannah (the “Spa”), which is attached to the hotel, was completed and launched concurrently with the gala-opening of Hotel Savannah.  The hotel features banquet halls for meetings and special events as well as a full-service restaurant and bar.

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

As of December 31, 2009, five casinos operate in direct competition with our Ceska casino, while one competitor casino operates across the street from our Rozvadov casino.  Each of our Route 59 and Route 55 casinos currently has two direct competitors.  Some of these competitors are larger and have financial and other resources that are greater than ours.  While we do not consider our business to be seasonal, it is occasionally subject to extreme weather conditions.  See Item 1A “Risk Factors — Climate Impact.”

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

Costs and Effects of Environmental Compliance

We incurred no material costs or effects of environmental compliance for the year ended December 31, 2009.

Research and Development

The Company does not engage in research and development other than internal market research for general business development, and does not account for research expenditures separately under generally accepted accounting principles and, in any event, did not incur any separate research and development expense for 2009, 2008 or 2007.

Internet Access

We are a smaller reporting company under the rules of the Securities and Exchange Commission (“SEC”). Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) are available free of charge on or through our website (www.transwc.com) as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission. In addition, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers (including the Company) that file electronically with the SEC.

Our Facilities

As a complement to our gaming operations, we recently opened Hotel Savannah, a 77-room, European four-star deluxe hotel, the first constructed hotel for the Company.  In connection with the hotel, we also launched a full-service spa, the Spa, which is attached to the hotel.  The Spa features a large indoor pool and Ayurvedic massage therapy, which operated by a local sub-contractor.  Hotel Savannah is connected to our Route 59 casino with the joint facility’s main restaurant linking the two buildings.  The hotel held its soft-opening on January 14, 2009 and both Hotel Savannah and the Spa held their joint grand-gala opening on April 16, 2009 to great fanfare.  The combined operation of hotel and spa is expected to assist Route 59 in attracting business, contribute incremental cash, and ultimately enhance the Company’s overall results.

Our casinos each offer a restaurant and a full bar, and in the larger units, lounge areas and multiple bars.

Our Ceska casino, which has a 1920’s Chicago Prohibition Period theme, has 15 gaming tables, including eight card tables and seven roulette tables.  At the beginning of 2010, Ceska added, in aggregate, 8 new video slot machines, bringing the total to the current 80, as of February 28, 2010.  The address of our Ceska casino is Ceska Kubice 64, Ceska Kubice 345 32, Czech Republic.

Our Rozvadov casino, which has a South Pacific theme, operates 8 gaming tables, including four card tables and four roulette tables, and 20 video slot machines, as of February 28, 2009.  Our Rozvadov casino is located at Rozvadov 26, Rozvadov 348 07, Czech Republic.

Our Route 59 casino, whose address is Route 59, 199 American Way, Hate-Chvalovice, Znojmo 669 02, as of February 28, 2010, included 25 gaming tables, which consist of 15 card tables, nine roulette tables, and a Slingshot multi-win roulette table, and 114 video slot machines, 12 of which were added on January 1, 2010.  In March 2009, a reception area in the corridor between the casino and adjacent Hotel Savannah has been opened to permit easier access between the two operations.

Our largest casino, Route 55, features a Miami Beach “Streamline Moderne” style, reminiscent of Miami Beach in the early 1950’s.  The two-story casino offers 23 tables, including 12 card tables, 10 roulette tables, a Slingshot multi-win roulette table, and 124 video slot machines.  On the mezzanine level, the casino offers a full-service, Italian restaurant, an open buffet area, a VIP lounge, and a VIP gaming room equipped with four gaming tables, which are included in the 23 table count.  This casino is at Route 55, Grenzubergang Wullowitz, Dolni Dvoriste 382 72, Czech Republic.

As of February 28, 2010, our Grand Casino Lav had 18 gaming tables, including six roulette tables, eleven card tables, two of which are in the VIP dedicated area, a multi-roulette table, and 60 video slot machines, a panoramic mezzanine bar with a view overlooking the gaming floor, and a full-service nightclub.  The address of the Grand Casino Lav is Grljevacka 2A, Podstrana 21312, Croatia.

Future Operations

In furtherance of our diversification goals, we are seeking to enhance our casino units with complementary operations, as was done for Route 59 with the addition of Hotel Savannah and the Spa, or as stand-alone operations, such as hotels.

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

Marketing

In the year ended December 31, 2009, in reaction to heightened competitive pressures and the worldwide economic recession, we increased and expanded our marketing and promotional programs, focusing on higher-value amenities, more giveaways and additional live entertainment, in an ongoing effort to secure and enhance our competitive position in the markets that we serve.  The casinos’ event calendars were broadened to attract new players, while focusing on higher player-incentive games to retain existing players.  In addition, we continued our sponsorships of several regional, athletic teams and were a benefactor in a number of community and social projects during the year, as a way to further promote our image and positive contribution to the communities in which we operate.  We also continued our popular, cultural-themed and holiday-related parties, which feature live entertainment, raffles and complimentary grand buffets.  Further, we aggressively targeted key cities in our media campaigns, most notably Vienna, Linz and Regensburg and the areas surrounding these cities.

Due to a limited marketing budget from the owner in 2009, Grand Casino Lav relied primarily on self-funded marketing programs.

Regulations and Licensing

In 1998, the Czech Republic House of Deputies passed an amendment to the gaming law, which restricted foreign ownership of casino licenses.  In response, we restructured our Czech subsidiaries and legal entities to comply with the amendment and were subsequently granted 10-year gaming licenses or permits, which have since been renewed by the government of the Czech Republic for another 10-year term, expiring in 2018.  The permits are amended each time we add a new operating branch or unit.  The no-cost permits are renewable by application and must be granted as long as the corporate casino operator meets the following conditions: (i) maintain the required basic capital, which includes our gaming bonds of 26 million Czech Koruna (“CZK”) for our gaming subsidiaries; (ii) be designated as a public or private stock company (using the Czech abbreviation “a.s.”); (iii) have executive board members of said Czech stock company without criminal records; and (iv) have no overdue taxes.  We are currently in compliance with all such conditions.

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

In August 2009, a Hungarian company, KC Bidding Kft. (“KCB”), in which we hold a 25% equity interest, was awarded by the Republic of Hungary the right to open a “Class I” casino in the administrative area of the Central-Transdanubian Region of Hungary, west of Budapest.  A “Class I” casino is defined as a casino that operates a minimum of 100 gaming tables and 1,000 slot machines.  With the award in hand, KCB, which is 75% owned by Vigotop Limited, a Cyprus-based company, then executed a concession contract with the Republic of Hungary on October 9, 2009.  Subsequently, KC Bidding Kft founded a license concession company, SDI Europe Kft., which is a wholly-owned subsidiary of KCB, for the purpose of operating the Class I casino.  According to the terms of the award and once all regulatory requirements are met, the casino license will be granted for 20 years from the date of opening, which must occur on or before January 1, 2014, with one, 10-year extension option. During this time, no additional casino licenses will be granted by the Hungarian government in this region.

TWC’s development and operations teams in Europe played key roles in the award process, providing critical industry expertise and technical support to the Company’s partner and the majority owner of KCB, Vigotop Limited.  In exchange for our services, we received the aforementioned ownership stake in KCB, from which we stand to earn a fee by means of a structured buyout.  Under the terms of the buyout option agreement, which expires on August 14, 2012, TWC’s minority interest in KCB is subject to acquisition by Vigotop Limited, at Vigotop Limited’s option, through the purchase of TWC’s shares in KCB for approximately $1.3 million, which would represent TWC’s fee for services rendered.  In the event that Vigotop Limited does not exercise its buyout option, the shareholders of KCB will continue their ongoing development of the casino project, and it is possible that we could ultimately manage the mega casino under our American Chance Casinos brand.  There are no assurances that we would be selected to manage this future operation, if and when completed.

Taxation

Value Added Taxes

In conformity with the European Union (“EU”) taxation legislation, when the Czech Republic joined the EU in 2004, its value added tax (“VAT”) increased from 5% to 22%, beginning in January 2004, and up to December 31, 2009, ranged between 9% and 19% for all intra-EU generated purchases. All non-EU generated purchases were impacted by identical VAT increases, beginning in May 2004.  Beginning January 1, 2010, VAT rates will increase to between 10% and 20% in the Czech Republic.  Unlike in other industries, VATs are not recoverable for gaming operations.

Gaming Taxes

The majority of our revenues are derived from gaming operations in the Czech Republic, which are subject to gaming taxes and, therefore, we have minimal corporate income tax liabilities under Czech law.  For the year ended December 31, 2009, our gaming taxes, which are recognized in the cost of revenue, averaged approximately 14.5% of gross gaming revenues, which is comprised of live (table) games and slot games revenues.  For live games revenue, the applicable taxes and fees are: (i) a 10% administration tax; (ii) a 1% state supervision fee; and (iii) a charity “contribution” (i.e. a tax) according to the formula below, net of the aforementioned taxes and fees.  For slot games revenue, the applicable assessment is the charity tax (described below) for publicly beneficial, cultural, sporting and welfare purposes, net of local (municipality) administration and slot state-licensing fees.

Gaming taxes payable are due to the Czech Ministry of Finance annually, typically in March, while charity contributions tax payable, although having no stated due dates, are paid as arranged with the designated charities, customarily by May of the subsequent year.  The Company may allocate this charity contribution to local schools, sports clubs, subsidized or volunteered organizations, or municipalities in which each of the Company’s casinos operate.  The distribution is subject to the prior approval of the Czech Ministry of Finance.

Charity taxes are computed on the reported slot revenues of each of our three slot subsidiary companies, ACC Slot, s.r.o., Hollywood Spin s.r.o. and LMJ Slot s.r.o..  For the year ended December 31, 2009, slot revenues of ACC Slot, s.r.o., were subject to the 10% charity tax rate, while slot revenues of Hollywood Spin s.r.o. and LMJ Slot s.r.o. were each subject to the 8% tax rate.  Charity tax rates apply according to the following revenue tiers:

	Slot Revenues per Slot Subsidiary Company, Net of Applicable Gaming Taxes and Fees (in CZK)
	Up to 50 million	Up to 100 million	Up to 500 million	Above 500 million

Charity tax rates (1)	6%	8%	10%	15%

(1) The applicable charity tax rate is determined separately on annual live game and slot game revenues, net of applicable gaming taxes and fees as generated by each of our Czech legal entities.

Corporate Income Taxes

Our Czech subsidiaries’ gaming revenues are subject to applicable gaming taxes, however our Czech holding companies’ revenues, net of exempted revenues, such as inter-group dividends, are subject to Czech corporate income tax, which was 20% for year 2009.  Additionally, our non-gaming revenues are also subject to the Czech corporate income tax.

In 2009, we incurred estimated Czech corporate income taxes of approximately $14,000 on non-gaming revenues, versus $31,000 in 2008, as a result of lower taxable revenue generated, which includes ancillary sales such as food, beverage, cigarettes and gift items.  There can be no assurances that tax rates, fees, or other payments applicable to our gaming operations will not be increased in the future.  (See also Note 2 and 10 of the Notes to the Consolidated Financial Statements).

Our Employees

As of December 31, 2009, we had a total of 648 full-time employees, including 119 in our casino in Ceska Kubice, 45 in our casino in Rozvadov, 178 at Route 59, 173 in at Route 55, 35 at Hotel Savannah and the Spa, 19 in our shared services office located above the Ceska casino, and five in the Company’s headquarters in New York.  Under the Grand Casino Lav management contract, we also supervised 74 employees of Grand Hotel Lav, d.o.o..  None of our employees are represented by a union nor are we a party to any labor contract.  We believe that our employee relations are excellent.

Item 1A.  Risk Factors.

Our business operations involve certain risks, some of which are unique to our organization, while others are common to the industry that we operate in.  Below are important factors to consider:

General Economic Trends are Unfavorable

There is a possibility that the recent significant economic downturn being experienced in Europe has and may, in the future, have, a negative impact on our financial performance. Adverse conditions in local, regional, national and global markets could likely negatively impact our operations in the near future. During periods of economic contraction like that currently being experienced, certain costs can remain fixed or even increase, while revenues decline. The gaming services we provide are similar to other leisure activities in that they depend on personal discretionary expenditures, which are likely to decline during economic downturns. In some cases, even the perception of an impending economic downturn or the continuation of a recessionary climate can be enough to discourage consumers from spending on leisure activities. We cannot predict at this time what the full effect will be of the current global recession on our business, financial condition, or results of operations.

We Face Significant Competition

We operate in a highly competitive industry with a large number of participants, some of which have financial and other resources that are greater than ours. The gaming industry faces competition from a variety of sources for discretionary consumer spending including spectator sports and other entertainment and gaming options, as well as home entertainment alternatives. Competitive gaming activities include traditional casinos, video lottery terminals, state-sponsored lotteries and other forms of legalized gaming in the Czech Republic and in other jurisdictions.

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

Additionally, web-based interactive gaming and wagering is growing rapidly and may be affecting competition in our industry. Web-based businesses may offer consumers a wide variety of events to wager on, including other games, racetracks and sporting events. Unlike most on-line and web-based gaming companies, our operations require ongoing capital expenditures for both their continued smooth operations and growth. We could also face significantly greater costs in operating our business compared to these Internet gaming companies. We cannot offer the same number of gaming options as on-line and Internet-based gaming companies. Many on-line and web-based gaming companies are based off-shore and avoid regulation under applicable Czech laws. These companies may divert wagering dollars from live wagering venues, such as our casinos. The continued growth and success of these on-line ventures could have a material, adverse impact on our business, financial condition, and results of operations.

Fluctuations in currency exchange rates could adversely affect our business.

Our facilities in the Czech Republic represent a significant portion of our business, and the revenue generated is generally denominated in Euros (“EUR”) and the expenses incurred by these facilities are generally denominated in Czech Korunas (“CZK”).  A decrease in the value of either of these currencies in relation to the value of the U.S. dollar (“USD”) would decrease the revenue and operating profit from our operations when translated into U.S. dollars, which would adversely affect our consolidated results of operations.  (See also “Item

7A. Quantitative and Qualitative Disclosure about Market Risk”).  We do not currently hedge our exposure to fluctuations of these foreign currencies, and there is no guarantee that we will be able to successfully hedge any future foreign currency exposure, if we subsequently choose to do so.

Need to Diversify

At this time, our operations are primarily located in the Czech Republic.  Therefore, any future adverse legislation of the Czech Republic may have a negative impact on our operations and financial results.  We are currently seeking to develop or acquire additional interests in gaming operations and hotels in other European countries.  However, there can be no assurance that we will be able to develop or acquire such new operations in the future.

Taxation of Gaming Operations

Gaming operators are typically subject to significant taxes, which may increase at any time. Any material increase in these taxes or fees would adversely affect our results of operations. The Czech Republic currently has a number of laws related to various taxes imposed by governmental authorities. Applicable taxes include VAT, gaming tax, charity contribution tax, and payroll (social) taxes.  Tax declarations, together with other legal compliance areas (for example, customs and currency control matters) are subject to review and investigation by a number of different Czech authorities, which are authorized by law to impose fines, penalties and interest charges, may create tax risks. We believe that we have adequately provided for our Czech tax liabilities. (See also Note 10 of the Notes to the Consolidated Financial Statements).

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

Need for Additional Financing

Although we have achieved positive net income for the seventh consecutive year, pursuant to our growth strategies, we require additional debt and/or equity financing for the acquisition and development of new businesses or business units.  In this regard, our ability to obtain additional financing has been improved significantly, as evidenced by our securing of the Commerzbank Aktiengesellschaft, pobocka Praha (“Commerzbank”) revolving credit facility in 2008, and subsequent replacement in November 2009 by a Commerzbank, two-tranche credit facility, consisting of a 4-year term loan and a smaller revolving credit line (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”).  Despite these improvements, there can be no assurance that such financing will continue to be available on terms favorable to us or at all.

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

Dilutive Effect of Options and Warrants

As of February 28, 2010, there were 838,745 options and 75,000 warrants outstanding to purchase shares of our common stock, which, if all were exercised, would represent 9.3% of the 9,785,385 shares of common stock that would be outstanding.  The issuance of such securities would have a dilutive effect on any earnings per share that we may generate when the earnings per share are evaluated on a fully diluted basis.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

A recap of our properties as of February 28, 2010 is presented below in square meters (“Sq.M”) and in square feet (“Sq.Ft”):

	Managed/		Area Total		Building
Location	Leased	Owned	Sq.M	Sq.Ft	Sq.M	Sq.Ft

New York
Corporate Offices	X		151	1626	151	1626

Ceska Kubice
Casino	X		3,055	32,884	1,767	19,020
Staff Housing	X		3,680	39,611	1,660	17,868

Folmava
Vacant Land		X	15,000	161,459

Rozvadov
Casino		X	3,158	33,992	425	4,575
Staff Housing		X	965	10,387	165	1,776

Hate
Casino (Route 59)		X	8,036	86,499	1,588	17,093
Hotel		X	9,060	97,521	3,060	32,938
Staff Housing	X		1,594	17,158	1,594	17,158
Vacant Land		X	39,934	429,846

Dolni Dvoriste
Casino (Route 55)		X	18,502	199,154	1,882	20,258
Staff Housing 1	X		1,066	11,474	1,066	11,474
Staff Housing 2	X		512	5,511	437	4,704
Vacant Land		X	27,251	293,327

Split (GCL)
Casino & Nightclub (1)	X		2,800	30,139	2,800	30,139

(1) TWC manage the operation under a 10-year management contract, expiring in 2017.

Our Corporate Offices

Our corporate offices are located at 545 Fifth Avenue, Suite 940, New York, New York, occupying 1,626 square feet of office space pursuant to the pending renewal in 2010 of our five-year lease to expire in March 2015.

Czech Republic

We lease the casino facility in Ceska Kubice.  The casino building lease was recently renewed to 2018.  We also own a parcel of raw land in Folmava, Czech Republic, in the same region as the existing Ceska casino.

In Rozvadov, we own the casino building and an adjacent facility for staff accommodations.

In Hate, we own the casino building and a parcel of land upon a portion of which the casino building sits.  On another portion of this land, we constructed and opened Hotel Savannah and the Spa, which are connected to the Route 59 casino.  We opened the hotel on January 14, 2009, and on April 16 of the same year, we held the official launch of Hotel Savannah and the Spa.

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

Item 3. Legal Proceedings.

We are often subject to various contingencies, the resolutions of which, our management believes will not have a material adverse effect on our consolidated financial position or results of operations.  We are not currently involved in any material legal proceeding nor were we involved in any material litigation during the year ended December 31, 2009.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our $0.001 par value, common stock (“Common Stock”) is quoted on the OTC Bulletin Board under the symbol “TWOC.OB.”

The following graph illustrates a five-year comparison of cumulative total return performance of our Common Stock during the years beginning December 31, 2004 through December 31, 2009, and compares it to the cumulative total return on the “NASDAQ Composite” and the “S&P SmallCap 600” indices.   The comparison assumes a $100 investment on December 31, 2004, in our Common Stock and in each of the foregoing indices, and assumes reinvestment of dividends, if any.

The above table is not intended to forecast future performance of our Common Stock.

Market Prices

As of February 28, 2010, our stock price was $3.00.  The following table sets forth the high and low prices of the Company’s Common Stock for fiscal years 2008 and 2009 as quoted on OTC Bulletin Board. All such quotations reflect inter-dealer prices, without retail mark up, mark down or commission, and may not represent actual transactions.

Common Stock	High	Low
2008
First Quarter	$4.50	$2.60
Second Quarter	$3.90	$3.02
Third Quarter	$3.75	$2.60
Fourth Quarter	$3.75	$1.80
2009
First Quarter	$3.00	$1.80
Second Quarter	$3.25	$2.21
Third Quarter	$3.25	$2.60
Fourth Quarter	$3.05	$2.60

As of February 28, 2010, there were 8,871,640 outstanding shares of Common Stock held of record by approximately 400 shareholders and outstanding options to purchase an aggregate of 838,745 shares of Common Stock, of which 463,745 options are immediately exercisable.  At such date, there were also outstanding warrants to purchase 75,000 shares of Common Stock, of which 25,000 warrants are vested and exercisable, as well as 75,000 shares of restricted stock, none of which have vested.  In addition, there are 45,486 shares of Common Stock issuable under the Company’s Deferred Compensation Plan at February 28, 2010.

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

	At or For the Year Ended December 31,
			2009 vs. 2008
(in thousands, except per share data)	2009 (1)	2008	Variance $	Variance %

Results of Operation:

Total Revenue	$35,395	$36,424	$(1,029)	-2.8%
less Cost of Revenues	19,225	19,674	449	2.3%
Gross Operating Income	$16,170	$16,750	$(580)	-3.5%
less:
Depreciation and Amortization	2,140	1,428	(712)	-49.9%
Selling, General and Administrative	11,038	10,822	(216)	-2.0%
Income from Operations	$2,992	$4,500	$(1,508)	-33.5%
Other Income (Expenses):
Interest Income	1	54	(53)	-98.1%
Interest Expense	(877)	(817)	(60)	7.3%
Foreign Exchange Loss	(3)	(2)	(1)	50.0%
Income before Income Taxes	$2,113	$3,735	$(1,622)	-43.4%
less Foreign Income Taxes	(14)	(31)	17	54.8%
Net Income	$2,099	$3,704	$(1,605)	-43.3%

Earnings per Share:
Basic	$0.24	$0.42
Diluted	$0.23	$0.42

Balance Sheet:

Total Current Assets	$5,730	$5,155	$575	11.2%
Total Assets	$53,668	$50,657	$3,011	5.9%
Total Current Liabilities	$11,113	$8,635	$2,478	28.7%
Long-term Liabilities	$7,040	$9,708	$(2,668)	-27.5%
Total Stockholders’ Equity	$35,515	$32,314	$3,201	9.9%

(1)          In April 16, 2009, TWC launched its newest operations, the Hotel Savannah, a 77-room, four-star deluxe hotel and a full-service spa, the Spa, both of which are connected to the Company’s Route 59 casino.  As the new operations began business in one of the worst economic climates impacting the hospitality industry, the combined operations incurred a substantial loss for 2009.  The addition of the new operations also served to increase depreciation and amortization expense for 2009.

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

Performance Measures and Indicators

In discussing the consolidated results of operations, we may use or refer to performance measures and indicators that are common to the gaming industry, such as: (i) total drop, the dollar value of gaming chips purchased in a given period; (ii) drop per head (“DpH”), the per guest average dollar value of gaming chips purchased; (iii) slot revenue per head, the per guest average dollar value of revenue generated; (iv) our net win, the difference between gaming wagers and the amount paid out to patrons; (v) our win percentage (“WP”), the ratio of net win over total drop; and (vi) earnings before interest, taxes, depreciation and amortization (“EBITDA”).  These measures are “non-GAAP financial measures.”

Exchange Rates

Due to the fact that the Company’s operations are located in Europe and principally in the Czech Republic, our financial results are subject to the influence of fluctuations in foreign currency exchange rates.  The revenue generated by our Czech operations is generally denominated in EUR and the majority of the expenses incurred by these facilities are generally denominated in local currency, the CZK.  As our primary reporting subsidiary, ACC, is a Czech entity, all revenues and expenses, regardless of sources of origin (e.g. Croatia), are recognized in the Czech currency and translated to USD for reporting purposes.  A substantial change in the value of either of these currencies in relation to the value of the USD would have an impact on the results from our operations when translated into USD.  We do not hedge our foreign currency holdings (see also “Item 7A - Quantitative and Qualitative Disclosures about Market Risk”).

The actual 2009 and 2008 operating results in local currency for the Czech casino units were converted to USD using the average of the daily exchange rates of each month in the reporting periods.  As all of the Grand Casino Lav’s operating results, including revenues and expenses, are recognized on the owner’s books, the foreign currency exchange impact is limited to only our earned management fee income, which was not material for the periods reviewed.  The monthly average exchange rates for the CZK versus the USD and EUR, respectively, are presented in the following graphical chart.

The balance sheet totals of our foreign subsidiaries at December 31, 2009 were converted to USDs using the prevailing interbank exchange rates, as found at www.oanda.com, which are depicted in the following table.

As Of	USD	CZK	EUR
December 31, 2009	$1.00	18.4379	0.6977
December 31, 2008	$1.00	18.8606	0.7095

Critical Accounting Policies

Our management has identified the following as critical accounting policies that affect our consolidated financial statements.

Goodwill

Goodwill represents the excess of the cost of our Czech subsidiaries over the fair value of their net assets at the date of acquisition, which consisted of the Ceska and Rozvadov casinos and the land in Hate (currently, the Route 59 Casino).  Goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test.  We have allocated the goodwill over two reporting units that are components of the operating segment “Czech subsidiaries” and are classified as the “German reporting unit” which consists of the Ceska and Rozvadov casinos and the “Austrian reporting unit” which consists of the Route 55, Route 59 and Hotel Savannah.  The impairment assessment requires that we compare the fair value of our two reporting units to their respective carrying values to determine whether there is an indication that an impairment exists.  The fair value of the two reporting units were determined through a combination of recent appraisals of our real property and a multiple of EBITDA, which was based on our Company’s experience and data from independent third parties.  As required, we performed the required annual fair-value based testing of the carrying value of goodwill related to our two reporting units at September 30, 2009, and determined that goodwill was not impaired.  There were no indicators of impairment present during the fourth quarter of 2009, therefore we determined that there was no impairment of goodwill at December 31, 2009.  We expect to perform our next required annual assessment of goodwill during the third quarter of 2010.  (See also the Notes to the Consolidated Financial Statements).

Results of Operations

The following discussion and analysis relates to our consolidated financial condition and results of operations for the years ended December 31, 2009 and 2008.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

	Year Ended December 31,
(in thousands, except per share data)	2009	2008	Variance $	Variance %

Total revenues	$35,395	$36,424	$(1,029)	-2.8%
Total operating costs and expenses	32,403	31,924	479	1.5%
Income from operations	2,992	4,500	(1,508)	-33.5%
Other expense	(879)	(765)	(114)	14.9%
Net Income	$2,099	$3,704	$(1,605)	-43.3%
Earnings per common share:
Basic	$0.24	$0.42
Diluted	$0.23	$0.42

For the year ended December 31, 2009, our revenues declined by 2.8% or approximately $1.0 million on revenues of approximately $35.4 million versus $36.4 million for the year ended December 31, 2008. The decline in revenue was principally due to a 12.5% decrease in average DpH and a 0.6 percentage point (“ppt”) reduction in WP. Despite a 5.5% improvement in live game attendance, the lower DpH resulted from a combination of an increasing number of younger players in the attendance mix, who historically have purchased fewer chips than more seasoned gamblers, as well as a reduction in the length and level of play of our regular players, which we attribute to the effects of the economic crisis in 2009.  The decline in revenue was felt in the first and third quarter of 2009, but was, overall, partially offset by the incremental revenue generated by our newest operations, the Hotel Savannah and the Spa, which were launched in April 16, 2009.

Total operating costs and expenses are discussed in detail below.

Our resulting income from operations was approximately $3.0 million, a 33.5% reduction from the $4.5 million achieved a year ago.

Our other expense increased by 14.9%, or $114,000, in 2009 versus the prior year due mainly to interest on a higher outstanding credit facility balance of 165 million CZK in 2009, or approximately $9.0 million, versus a 150 million CZK in 2008, or $8.1 million (See “Note 4 — Long-Term Debt” of the Notes to the Consolidated Financial Statements).  The interest rate on the debt was not a material factor in the increase for the periods reviewed.  Furthermore, in 2009, we earned $53,000 less interest income as a result of lower bank cash balances, when compared with 2008.

We were also subject to foreign income taxes on non-gaming revenues, totaling approximately $14,000 in 2009, compared with $31,000 for 2008, a reduction of 54.8% or $17,000, as a result of lower taxable, ancillary revenue, such as food, beverage, cigarettes and gift items.

As a result of the above, we incurred a 43.3%, or approximately $1.6 million, reduction of net income, achieving a net income of approximately $2.1 million for the year ended December 31, 2009 versus $3.7 million for the prior year.  The diluted earnings per common share for the year 2009 was $0.23, a $0.19 decline to 2008’s diluted earnings per common share.

	For the Year Ended December 31,
(amounts in thousands)	2009	2008	Variance $	Variance %

Cost of revenues	$19,225	$19,674	$(449)	-2.3%
Depreciation and amortization	2,140	1,428	712	49.9%
Selling, general and administrative	11,038	10,822	216	2.0%
Total operating costs and expenses	$32,403	$31,924	$479	1.5%

Our total operating costs and expenses increased by 1.5% or $479,000, largely due to the following: (i) higher depreciation and amortization expense, which increased by 49.9% or $712,000 in 2009 versus the prior year as a result of the addition of the Hotel Savannah and the Spa in 2009; (ii) increase of approximately 2.0% or $216,000 in year 2009 in comparison to those of 2008 in selling, general and administrative expenses, primarily due to the combination of expenses related to the Hotel Savannah and the Spa, which did not exist in 2008, and for stock compensation expense of approximately $254,000 in 2009 versus $149,000 for 2008, for the fair value of stock options awarded to certain key management employees (“KME”), which was recognized in selling, general and administrative expense.  These increases were partially offset by the following: (i) a reduction in revenue-driven gaming taxes and lower payroll, contributed in part by a reduced operating week schedule at our Rozvadov casino; (ii) lower repair and maintenance expenses; and (iii) lower utilities expense.  In 2009, our slot lease expenses were approximately $2,078 versus $1,777 in 2008, resulting from the addition of eight leased slot machines in 2009.

Unlike in US-based casinos, visitors to the TWC’s casinos are required, by Czech or Croatian law, to “check in” at the entrance reception, by presenting acceptable forms of picture identification, which effectively permits the Company to track the frequency of their visits and, to a limited extent, the duration of each visit.   As an incentive to increase gaming play time, the Company provides complimentary drinks and a free food buffet to all of its playing guests.  In addition to these general amenities, TWC also issues different classes of “loyalty” cards to customers who spend relatively longer periods of time playing. These cards entitle the holder and a set number of the holder’s guests, depending on the card type, to various additional benefits.  The Company also grants certain other privileges to its VIP players, at the casino management’s discretion, such as opening a private gaming table, or extending the casino’s operating hours, and/or providing free hotel accommodations.  These loyalty cards are granted based on the frequency of the player’s visits and the aggregate total drop for a pre-determined number of visits.  The complimentary food and beverage, cigarettes and cigars, and hotel accommodations costs were recognized in the gaming departmental expenses, which totaled approximately $2.7 million or 7.9% of gaming revenues for the year ended December 31, 2009, versus $1.5 million or 4.3% of gaming revenues a year ago, due mainly to higher competition to attract players.  General gifts and giveaways, which were also recognized in the gaming department, excluding personal gifts, represented $927,000 or 2.8% of gaming revenues for 2009, compared with $270,000 or 0.8% of gaming revenues for 2008.

The personal gifts were booked as special promotion expenses in the marketing department, and totaled approximately $110,000 for 2009, versus $149,000 for 2008.

During the past three years, inflation has not been a factor that has materially affected the Company’s operating results. We have generally recovered costs associated with any nominal inflation through price adjustments in our food and beverage and, beginning in 2010, we will attempt to do the same with our hotel operation, should there be a need. However, primarily due to competitive market and other economic pressures, any such future increases in costs associated with our casino or hotel operations and maintenance of our properties may not be completely recovered by the Company.

Our Business Units:

Ceska, Czech Republic

For the year 2009, Ceska posted a 5.4% revenue decline over 2008, due to a combination of a 7.4% and 3.6% reductions in DpH and live games attendance, respectively, versus the prior year, which, in aggregate, was partially offset by a 5.2% improvement in slot revenue.  Operating expenses were down by 7.8% versus the same period in 2008 due to lower volume-driven costs, such as gaming taxes.  Overhead expenses were also down by

19.7%, largely from lower consulting fees and other professional services, serving to produce a 35.8% improvement in the unit’s earnings.

Rozvadov, Czech Republic

In 2009, the unit benefited from a shortened operating week schedule, closing Mondays and Tuesdays, except on holidays and special events.  The closure of the two slowest days of the casino operation served to reduce operating costs on slow revenue days and concentrated the attendance and revenues on those days in which the casino was opened for business.  Consequently, operating and overhead costs were down by 32.1% and 37.1%, respectively, when compared to 2008, contributing to a 70.4% unit earnings’ improvement.

Route 59, Czech Republic

Attendance in live games and slot games surged 19.2% and 10.4%, respectively, ahead of last year.  However, the DpH was off 23.0% from 2008, mainly due to an increasing number of younger players in the attendance mix who have historically bought fewer chips, as well as a reduction in the length and level of play by its regular players, which we attribute to the effects of the worldwide recession.   The casino benefited from the launch and operation of Hotel Savannah and the Spa, which opened on April 16, 2009, which helped to attract new business to the casino and hotel complex.  However, in addition to a lower DpH, Route 59 incurred a 2.6 ppts reduction in WP, from a higher proportion of live game wins by regular players, thereby contributing to a 10.7% reduction in total revenue.  Although operating and overhead costs were 1.4% and 14.0% lower, respectively, than last year, the revenue shortfall led to a 40.2% decline in unit earnings, when compared to 2008.

Route 55, Czech Republic

Route 55 posted 3.1% and 18.7% improvements in live game and slot game attendances, respectively.  Total revenue missed last year’s by only 0.7%, largely due to a 17.4% reduction in slot revenue per head, despite the substantial attendance increase.  Versus 2008, the unit reduced its operating and overhead expenses by 3.9% and 16.5%, respectively.  The savings were aided by a substantial utilities expense savings, resulting from better utilities resource management, when compared with 2008.  Consequently, Route 55 achieved a 11.7% improvement in unit earnings.

Grand Casino Lav, Croatia

As the Grand Casino Lav is situated near a major resort city, Split, the worldwide economic crisis negatively impacted its leisure and tourism market, upon which the operation depends.  In addition, despite the efforts of local management to improve operations and control costs, the lack of owner funding devoted to marketing initiatives resulted in limited growth in the casino’s revenues for the reported year.  We earned management fees of approximately $145,000 in 2009, versus $208,000 earned in the prior year.

Hotel Savannah and the Spa

On January 14, 2009, to complement our Route 59 casino, we opened our newest operating unit, Hotel Savannah, a 77-room, European four-star deluxe hotel.  The official launch was followed on April 16, 2009 with a gala grand opening of both the hotel and the Spa, which is a full-service spa operation that includes a large indoor pool.  The hotel, which is connected to our Route 59 casino, also features banquet halls for conference meetings and special events as well as a full-service restaurant and bar.  The Spa is attached to our hotel and its Ayurvedic massage therapy program is operated by a contractor, who pays us revenue-based fees.  In March 2009, Hotel Savannah, in cooperation with Route 59, hosted the 2009 Miss Austria Beauty Pageant on their premises.  The high-profile event was televised in Austria and highly publicized through various media outlets.

Liquidity and Capital Resources

At December 31, 2009, we had a working capital deficit of approximately $5.4 million versus a working capital deficit of approximately $3.5 million at December 31, 2008.  This deficit increase for the year ended December 31, 2009 was primarily due to the following main factors: (i) the reclassification of approximately $1.6 million and $141,000 from long-term debt to short-term debt, as a result of the June 30, 2010 maturity date on the Company’s 2003 unsecured promissory notes, and their associated six-month interest that was deferred pursuant to the terms of the notes, respectively; (ii) the weaker earnings achieved in the last quarter of 2009 versus the same quarter in 2008; (iii) the addition of a spa (the “Spa”) to the Route 59 — Hotel Savannah hotel complex, whose construction costs, funded by cash from operations, were approximately $1.7 million; and (iv) the recognition of approximately $2.0 million, representing the current maturities portion of the new Commerzbank Aktiengesellschaft, pobočka Praha (“Commerzbank”) loan facility and credit line (see details below).

In February 2009, we exercised our option to extend the terms of the Commerzbank revolving credit facility for an additional 12 months, to July 23, 2010, with all the bank’s provisions, including the rate of interest, remaining constant, with the exception of an additional pledge as a result of concerns over a deteriorating worldwide economy and the possible impact on the Company’s original security.  Thus, as a further assurance to Commerzbank, we pledged, as additional collateral, our Route 59 casino’s original building and corresponding underlying land, excluding the building extension.

In November 2009, we restructured our Commerzbank long-term debt with a new credit facility from Commerzbank.  The new credit facility allowed us to retire our existing revolving credit facility and replace it with a combination of a long-term loan and a new smaller revolving credit line.  The credit facility is provided in two tranches: a 4-year term loan of CZK 125 million (or approximately $6.8 million at the December 31, 2009 exchange rate), with quarterly interest based on the three-month Prague Interbank Offered Rate (“PRIBOR”) plus 500 basis points, and a two-year revolving credit line of CZK 40 million (or approximately $2.2 million at the same exchange rate) with interest based on, depending on each draw request, the one, two, three or six-month PRIBOR plus 400 basis points, with the Company’s option to renew the term for one-year.  The revolving credit line will be reduced to CZK 35 million (or approximately $1.9 million at the same exchange rate) after 12 months from the signing date.  The credit line was fully drawn down at December 31, 2009.  The new credit facilities include financial covenants, security and requirements, which notably include: (i) a mandatory annual prepayment  that requires that 25% of the borrower’s excess cash above a certain annually-escalating bank balance at the end of each fiscal year be applied toward the term loan’s principal balance; (ii) the pledge of the Route 59 and Route 55 casinos and other guarantees as security; and (iii) the term loan to be repaid quarterly in equal principal installments, with the applicable interest based on the three-month PRIBOR rate plus the said basis points.  The loan matures on November 4, 2013.

Our Company’s management believes that our cash resources at December 31, 2009, in addition to the anticipated cash to be provided by existing operations and the restructuring of the new Commerzbank credit facility, will be sufficient to meet current obligations and fund our operating activities for the next twelve months.  However, should cash from operations and the additional credit be insufficient to cover these objectives, we may seek to raise additional capital in order to fund our current liabilities, operations and growth strategies.  There is no guarantee that such funds will be available to us at favorable terms or at all, in which case we may decide to reduce our development plans and or operations.  We have no other major capital expenditures or plans for the next twelve months.  We are in full compliance with the credit facility’s financial covenants up to and including the year ended December 31, 2009. (See also “Note 4 — Long Term Debt”).

We are also obligated under various contractual commitments over the next three years.  Our management believes that TWC’s cash resources at December 31, 2009 and anticipated cash to be provided by 2010 operations will be sufficient to fund our activities for the year ending December 31, 2010.  The following is a summary of our five-year commitments as of December 31, 2009:

(in thousands) Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-term, unsecured debt, U.S.	$1,550	$1,550	$—	$—	$—
Long-term, secured debt, foreign	8,954	1,971	6,983
Operating and capital leases	439	109	135	78	117
Employment agreements	450	450	—

Total contractual obligations	$11,393	$4,080	$7,118	$78	$117

The Company has no off-balance sheet arrangements.

Our Plan of Operations

We will continue to develop and refine our marketing and operational strategies designed to increase attendance and revenues at our existing locations in the Czech Republic while striving to minimize costs, through cost-sharing alliances with non-competing businesses, where advantageous.  We will also employ this formula in the Grand Casino Lav, our managed casino in Split, Croatia in an effort to build a solid customer base from the local and regional markets.  Furthermore, we will place additional focus on developing and refining marketing strategies that will specifically target the significant summer tourist market in that region.  With respect to our newest operation, Hotel Savannah, we are utilizing the synergy of both gaming and hospitality resources to lower operating costs and improve profitability.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.  TWC does not maintain any instruments in a trading portfolio.

Interest Rate Risk

The interest rate on the majority portion of our debt, approximately $9.0 million of the Commerzbank credit facility at December 31, 2009, is subject to fluctuations of the PRIBOR short-term interest rates.  The credit facility was provided in two tranches: an amortized, 4-year term loan of CZK 125 million (or approximately $6.8 million at the December 31, 2009 exchange rate), with interest based on the three-month PRIBOR plus 500 basis points, and a two-year, revolving credit line of CZK 40 million (or approximately $2.2 million at the same exchange rate), with interest based on, depending on each draw request, the one, two, three or six-month PRIBOR plus 400 basis points.  Therefore, interest expense could increase as a result of this factor.  Based on a 1% movement in weighted average interest rate on the outstanding full balance of the credit facility would result in an approximate $88,000 annualized increase or decrease in our interest expense.  We have not in the past and do not currently engage in interest-rate swap agreements or other types of interest-rate hedging activities. Our Company’s management evaluates our exposure to market risk by monitoring interest rates in the marketplace to determine the best course of action, if needed.

Foreign Currency Exchange Rate Risk

The information in this section should be read in conjunction with information related to changes in the exchange rates of foreign currency in “Part I, Item 1A. Risk Factors.”  Changes in foreign currency exchange rates could materially adversely affect our consolidated results of operations or financial condition.

Due to the fact that our operations are all located overseas, our overall results are subject to the impact of fluctuations in foreign currency exchange (“FX”) rates.  Pursuant to the January 2002 adoption of the EUR as the sole trading currency by all European Union member nations that had previously tied their local currencies to it, our operations conducted business in EURs and CZKs for the Czech units and EURs and Croatian Kunas for the Croatian unit.  As our primary reporting subsidiary, ACC, is a Czech entity, all revenues and expenses, regardless of sources of origin (e.g., Croatia), are recognized in the Czech currency and translated to USD for reporting purposes.

Based on our sensitivity analysis, as of the year ended December 31, 2009, we determined that hypothetical 10% movements in the two functional currencies, the CZK, when converted to the USD, and the EUR, when converted to the CZK, would result in the following changes to our results of operation:

•                 A hypothetical 10% strengthening of the USD to the CZK would decrease our results of operation by an approximate $400,000;

•                 A hypothetical 10% weakening of the USD to the CZK would increase our results of operation by an approximate $500,000;

•                 A hypothetical 10% strengthening of the EUR to the CZK would increase our results of operation by an approximate $2.7 million; and

•                 A hypothetical 10% weakening of the EUR to the CZK would decrease our results of operation by an approximate $2.7 million.

In real world situations, the impact of the FX on our results of operation would be positive or negative, depending on the combination, the variability and intensity of the above probabilities, coupled with the strength of the correlation of the functional currencies to the USD, among other factors   We have not in the past and do not currently hedge our currency holdings or transactions.

Item 8. Financial Statements and Supplemental Data.

The following items are included in this Report:

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Trans World Corporation

We have audited the accompanying consolidated balance sheets of Trans World Corporation and Subsidiaries (collectively, the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trans World Corporation and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/  Rothstein, Kass & Company, P.C.

Roseland, New Jersey
March 9, 2010

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2009 and 2008

(in thousands, except for share data)

	December 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash	$2,582	$3,676
Prepaid expenses	1,026	886
Notes receivable, current portion	225	225
Other current assets	1,897	368

Total current assets	5,730	5,155

PROPERTY AND EQUIPMENT, less accumulated depreciation of $9,316 and $7,580, respectively	38,203	35,839

OTHER ASSETS:
Goodwill	6,577	6,430
Notes receivable, less current portion	1,309	1,160
Deposits and other assets	1,849	2,073

Total other assets	9,735	9,663

	$53,668	$50,657

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Long-term debt, current maturities	$3,521	$175
Capital lease, current portion	50	282
Accounts payable	1,206	4,043
Interest payable	218	78
Czech tax accrual	4,459	2,596
Accrued expenses and other current liabilities	1,659	1,461

Total current liabilities	11,113	8,635

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	6,983	9,503
Capital lease, less current portion	57	64
Other long-term liabilities	—	141

Total long-term liabilities	7,040	9,708

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:

Preferred stock, $.001 par value, 4,000,000 shares authorized, none issued
Common stock, $.001 par value, 20,000,000 shares authorized, 8,871,640 and 8,859,140 shares, issued and outstanding, respectively	9	9
Additional paid-in capital	51,710	51,358
Accumulated other comprehensive income	9,083	8,333
Accumulated deficit	(25,287)	(27,386)

Total stockholders’ equity	35,515	32,314

	$53,668	$50,657

See accompanying notes to consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME

Years Ended December 31, 2009 and 2008

(in thousands, except for share data)

	Years Ended December 31,
	2009	2008

REVENUES	$35,395	$36,424

OPERATING EXPENSES:
Cost of revenues	19,225	19,674
Depreciation and amortization	2,140	1,428
Selling, general and administrative	11,038	10,822
	32,403	31,924

INCOME FROM OPERATIONS	2,992	4,500

OTHER INCOME (EXPENSES):
Interest income	1	54
Interest expense	(877)	(817)
Foreign exchange loss	(3)	(2)
	(879)	(765)

INCOME BEFORE FOREIGN INCOME TAXES	2,113	3,735

Foreign income taxes	(14)	(31)

NET INCOME	2,099	3,704

Other comprehensive income (loss), foreign currency translation adjustments, net of taxes	750	(1,620)

TOTAL COMPREHENSIVE INCOME	$2,849	$2,084

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	8,870,270	8,851,480
Diluted	8,955,906	8,873,353

EARNINGS PER COMMON SHARE:
Basic	$0.24	$0.42
Diluted	$0.23	$0.42

See accompanying notes to consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2009 and 2008
(in thousands, except for share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balances, January 1, 2008	8,840,870	$9	$51,147	$9,953	$(31,090)	$30,019
Residual costs, Private placement			(8)			(8)

Warrants exercise	5,754		6			6

Stock options expense			149			149

Stock issuance as compensation	12,500		36			36

Deferred bonuses to be paid in stock			18			18

Deferred board fees to be paid in stock			10			10

Foreign currency translation adjustment, net of tax				(1,620)		(1,620)

Retirement of fractional shares	16

Net income					3,704	3,704
Balances, December 31, 2008	8,859,140	$9	$51,358	$8,333	$(27,386)	$32,314
Stock options expense			238			238

Stock issuance as compensation	12,500		40			40

Warrants issuance as compensation			16			16

Deferred bonuses to be paid in stock			48			48

Deferred board fees to be paid in stock			10			10

Foreign currency translation adjustment, net of tax				750		750

Net income					2,099	2,099
Balances, December 31, 2009	8,871,640	$9	$51,710	$9,083	$(25,287)	$35,515

See accompanying notes to consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2009 and 2008
(in thousands, except for share data)

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,099	$3,704
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,140	1,428
Stock-based compensation expense	238	149
Stock issued for services	40	36
Warrants issued for services	16
Deferred compensation to be paid as stock	58	28
Loss from sale of assets		(113)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,441)	(14)
Deposits and other assets	60	(632)
Accounts payable	(2,823)	501
Interest payable
Czech tax accrual	1,742	(718)
Accrued expenses and other current liabilities	(69)	227
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,060	4,596

CASH FLOWS FROM INVESTING ACTIVITIES:
Renovation and purchases of property and equipment	(330)	(436)
Repayment on notes receivable	37	177
Investment into Hotel Savannah construction	(2,738)	(12,427)
Proceeds from sale of assets		187
NET CASH USED IN INVESTING ACTIVITIES	(3,031)	(12,499)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan and credit facilities	786	3,509
Payments of long-term debt	(177)	(219)
Payments of issuance costs		(8)
Proceeds from warrants exercise	1	6
NET CASH PROVIDED BY FINANCING ACTIVITIES	610	3,288

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(733)	(24)

NET DECREASE IN CASH	(1,094)	(4,639)

CASH:
Beginning of year	3,676	8,315

End of year	$2,582	$3,676

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$862	$814

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Property and equipment acquired via accounts payable	$1	$3,008

See accompanying notes to consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for statistics and share data)

NOTE 1 - Nature of Business and Liquidity

Nature of Business

Trans World Corporation and Subsidiaries (collectively, “TWC” or the “Company”), a Nevada corporation, is primarily engaged in the gaming business in the Czech Republic.

The Company owns and operates four casinos in the Czech Republic (“CZ”), and manages, under contract, one casino and nightclub in Croatia, under the American Chance Casinos (“ACC”) brand.  Two of the Czech casinos are located in the western part of the CZ, close to the border of Germany.  The larger of the two, located in Ceska Kubice (“Ceska”), currently has 15 gaming tables and 80 slot machines. The smaller, Rozvadov (“Rozvadov”), located in the town of Rozvadov, currently has 8 gaming tables and 20 slot machines.  The other two Czech casinos are located in the southern part of the CZ, close to the Austrian border.  The larger of these two, “Route 55,” located in Dolni Dvoriste, now has 23 gaming tables and 124 slot machines.  The other casino, “Route 59,” which recently underwent major building expansion and renovation work, is located in Hate, near Znojmo, and currently has 25 gaming tables and 114 slot machines.

The Company also managed under contract the Grand Casino Lav and Nightclub (collectively known as the “Grand Casino Lav”), located in Podstrana, Croatia, near the resort city of Split.  The management agreement with Grand Hotel Lav d.o.o., the property owner, provides for a 10-year term expiring in 2017, with renewal periods of five (5) years at TWC’s option, subject to certain performance conditions.   In addition to marketing to the existing hotel guests, the Company will target the local market of Split, the second largest city in Croatia. Grand Casino Lav currently has 18 tables and 60 slot machines.

Despite the efforts of local management to improve operations and control costs, the lack of owner funding devoted to marketing initiatives forced the Grand Casino Lav to rely on its own self-generated resources, and, as a result, the casino saw limited growth in revenues for the reported year. Thus, its management fee income’s contribution to the year 2009 operational results was not material.  Consequently, all discussions of operational performance and results herein are limited to the Company’s fully-owned and operated units in the Czech Republic.

Liquidity

At December 31, 2009, the Company had a working capital deficit of $5,383 versus a working capital deficit of $3,480 at December 31, 2008.  This deficit increase for the year ended December 31, 2009 was primarily due to the following main factors: (i) the reclassification of $1,550 and $141 from long-term debt to short-term debt, as a result of the one-year maturity date remaining on the Company’s 2003 unsecured promissory notes, and their associated six-month interest that was deferred pursuant to the terms of the notes, respectively; (ii) the weaker earnings achieved in the last quarter of 2009 versus the same quarter in 2008; (iii) the addition of a spa (the “Spa”) to the Route 49 - Hotel Savannah complex, whose construction costs was funded by cash from operations, of approximately $1,700; and (iv) the recognition of approximately $1,971 representing the current maturities portion of the new Commerzbank Aktiengesellschaft, pobočka Praha (“Commerzbank”) loan facility  and credit line (see details below).

In February 2009, TWC exercised its option to extend the terms of the Commerzbank revolving credit facility for an additional 12 months, to July 23, 2010, with all of the bank’s provisions, including the rate of interest, remaining constant, with the exception of an additional pledge as a result of concerns over a deteriorating worldwide economy and the possible impact on the Company’s original security.  Thus, as a further assurance to Commerzbank, TWC pledged, as additional collateral, its Route 59 casino’s original building and corresponding underlying land, excluding the building extension.

In November 2009, the Company restructured its Commerzbank long-term debt with a new credit facility from Commerzbank.  The new credit facility allows the Company to retire its existing revolving credit facility and replace it with a combination of a long-term loan and a new smaller revolving credit line.  The credit facility is provided in two tranches: a 4-year term loan of Czeck Koruna (“CZK”) 125,000 (or approximately $6,783 at the December 31, 2009 exchange rate) with quarterly interest based on the three-month Prague Interbank Offered Rate (“PRIBOR”) plus 500 basis points, and a two-year, revolving credit line of CZK 40,000 (or approximately $2,169 at the same exchange rate),with interest based on, depending on each draw request, the one, two, three or six-month PRIBOR plus 400 basis points, with the Company’s option to renew the term for one-year.  The revolving credit line will be reduced to CZK 35,000 (or approximately $1,898 at the same exchange rate) after 12 months from the signing date.  The credit facility was fully drawn down at December 31, 2009.  The new credit facilities include financial covenants, security and requirements, which notably include: (i) a mandatory annual prepayment  that requires that 25% of the borrower’s excess cash above a certain annually-escalating bank balance at the end of each fiscal year be applied toward the term loan’s principal balance; (ii) the pledge of the Route 59 and Route 55 casinos and other guarantees as security; and (iii) the term loan to be repaid quarterly in equal principal installments, with the applicable interest based on three-month PRIBOR rate plus the said basis points.

The Company’s management believes that its cash resources at December 31, 2009, in addition to the anticipated cash to be provided by existing operations and the restructuring of the new Commerzbank credit facility, will be sufficient to meet current obligations and fund its operating activities for the next twelve months.  However, should cash from operations and the additional credit be insufficient to cover these objectives, the Company may seek to raise additional capital in order to fund its current liabilities, operations and growth strategies.  There is no guarantee that such funds will be available to TWC at favorable terms or at all, in which case the Company may decide to reduce its development plans and or operations.  The Company has no other major capital expenditures or plans for the next twelve months.  The Company is in full compliance with the credit facility’s financial covenants up to and including the year ended December 31, 2009.  (See also “Note 4 — Long-Term Debt,” below).

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

These financial statements were approved by management and the Board of Directors and available for issuance on March 9, 2010.  Subsequent events have been evaluated through this date.

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

Preopening Costs -  Preopening costs are expensed as incurred pursuant to proper accounting for the reporting on the costs of start-up activities.

Goodwill - Goodwill represents the excess of the cost of the Company’s Czech subsidiaries over the fair value of their net assets at the date of acquisition, which consisted of the Ceska and Rozvadov casinos and the land in Hate (currently, the Route 59 Casino).  Goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test.  The Company has allocated the goodwill over two reporting units that are components of the operating segment “Czech subsidiaries” and are classified as the “German reporting unit” which consists of the Ceska and Rozvadov casinos and the “Austrian reporting unit” which consists of the Route 55, Route 59 and Hotel Savannah.  The impairment assessment requires the Company to compare the fair value of its two reporting units to their respective carrying values to determine whether there is an indication that an impairment exists.  The fair value of the two reporting units were determined through a combination of recent appraisals of the Company’s real property and a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”), which was based on the Company’s experience and data from independent third parties.  As required, the Company performed its required annual fair-value based testing of the carrying value of goodwill related to its two reporting units at September 30, 2009, and determined that goodwill was not impaired.  There were no indicators of impairment present during the fourth quarter of 2009, therefore TWC determined that there was no impairment of goodwill at December 31, 2009.  The Company expects to perform its next required annual assessment of goodwill during the third quarter of 2010.

Comprehensive Income (Loss) — The Company complies with requirements for reporting comprehensive income.  Those requirements establish rules for reporting and display of comprehensive income and its components.  Furthermore, they require the Company’s change in the foreign currency translation adjustments to be included in other comprehensive income.

Foreign Currency Translation - The Company complies with requirements for reporting foreign currency translation, which require that for foreign subsidiaries whose functional currency is the local foreign currency, balance sheet accounts and cash flows are translated at exchange rates in effect at the end of the year and resulting translation adjustments are included in “accumulated other comprehensive income.”  Statement of income accounts are translated by applying monthly averages of daily exchange rates on the respective monthly local statement of operations accounts for the year.

The impact of foreign currency translation on goodwill is presented below:

	Applicable
	Foreign Exchange	Goodwill
As of December 31, 2009 (in thousands, except FX)	Rate (“FX”) (2)	German reporting unit		Austrian reporting unit

Residual balance, as of January 1, 2003 (in USD) (1)		USD	3,042	USD	537

USD residual balance (A), translated at June 30, 1998 (date of acquisition), at FX rate of:	33.8830	CZK	103,077	CZK	18,190

2003 CZK balance, translated to USD, at December 31, 2009 at FX of:	18.4379	USD	5,590	USD	987

Net increase to Goodwill (adjustment made to Translation Adjustment in consolidation):		USD	2,548	USD	450

(1)                 Goodwill was amortized over 15 years until the Company started to comply with FASB requirements, as of January 1, 2002. This balance represents the remaining, unamortized goodwill, after an impairment charge taken prior to January 1, 2003.

(2)                 FX (interbank) rates taken from Oanda.com.

Earnings Per Common Share - The Company complies with accounting and disclosure requirements regarding earnings per share.  Basic earnings (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per common share incorporate the dilutive effect of common stock equivalents on an average basis during the period.  As of December 31, 2009, the Company’s common stock equivalents include 838,745 unexercised stock options, 75,000 outstanding warrants, 75,000 shares of restricted stock, and 45,486 shares issuable under the Company’s Deferred Compensation Plan.  A year ago, the common stock equivalents included 429,065 unexercised stock options, 75,000 shares of restricted stock, and 26,655 deferred compensation shares.  These shares for the respective years were included in the computation of diluted earnings per common share, if such unexercised stock options, warrants, restricted stock, and deferred compensation stock were vested and “in-the-money.”

A table illustrating the impact of dilution on earnings per share, based on the treasury stock method, is presented below:

	For the Year Ended
(amounts in thousands, except for	December 31,
share data)	2009	2008
Basic Earnings Per Share:
Net income	$2,099	$3,704

Weighted average common shares	8,870,270	8,851,480

Basic earnings per share	$0.24	$0.42

Diluted Earnings Per Share:
Net income	$2,099	$3,704

Weighted average common shares	8,870,270	8,851,480

Addition due to the effect of dilutive securities using the treasury stock method:
Stock options, warrants, restricted stock and deferred compensation stock	85,636	21,873

Dilutive potential common shares	8,955,906	8,873,353

Diluted earnings per share	$0.23	$0.42

Revenue Recognition - The Company complies with requirements for revenue recognition in financial statements.  Casino revenue is defined as the net win from gaming activities, which is the difference between gaming wagers and the amount paid out to patrons, and is recognized on the day it is earned.  Revenues generated from ancillary services, including sales of food, beverage, cigarettes, and casino logo merchandise are recognized at the time the related services are performed and represent, in the aggregate, less than three percent of total revenues for the years ended December 31, 2009 and 2008.  Food and beverage revenues represent approximately two percent and less than one percent of total consolidated revenues for the years ended December 31, 2009 and 2008, respectively.

Promotional Allowances - Promotional allowances primarily consist of the provision of gratuitous food and beverages and, to certain of its valuable players, hotel accommodations.  For the years ended December 31, 2009 and 2008, revenues do not include the retail amount of food and beverages and hotel accommodations of $3,874 and $2,681, respectively, provided at no-charge to customers. The retail value of the food and beverages given away is determined by dividing the food and beverage costs charged to the gaming operation of $1,539 and $1,155, for the respective periods, by the average percentage of cost of food and beverages sold.  The cost of hotel accommodations is either the out-of-pocket expenses paid to other hotels to accommodate TWC’s customers or the retail charge of rooms at the Hotel Savannah. The promotional allowances are summarized below:

	For the Year Ended
	December 31,
(amounts in thousands)	2009	2008

Cost of gratuitous food and beverages (A)	$2,301	$1,504
Average cost of food and beverages sold(B)	40.4%	42.8%

Retail value of food and beverages (A/B)	$5,699	$3,514
Cost of hotel accommodations	45	2
Total promotional allowances	$5,744	$3,516

External Advertising -  The Company complies with the accounting and reporting requirements for the reporting on advertising costs.  External advertising expenses are charged to operations as incurred and were $834 and $1,234 for the years ended December 31, 2009 and 2008, respectively.

Fair Value of Financial Instruments - The fair values of the Company’s assets and liabilities that qualify as financial instruments under proper accounting and disclosure requirements about the fair value of financial instruments approximate their carrying amounts presented in the accompanying consolidated balance sheets at December 31, 2009 and 2008.

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

Impairment of Long-Lived Assets - The Company adheres to proper accounting for the impairment on disposal of long-lived assets and periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may be recoverable.  If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived assets, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists.  If an asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value. An estimate of the asset’s fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. The Company reports an asset to be disposed of at the lower of its carrying value or its estimated net realizable market value. There were no impairment losses for long-lived assets recorded for the years ended December 31, 2009 and 2008.

Stock-based Compensation - The Company complies with the accounting and reporting requirements for share-based payments which permit companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of share-based payments for all share-based payments vested after that date, and based on these requirements for all unvested awards granted prior to the effective date of this accounting requirement. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permit entities to restate financial statements of previous periods, either for all prior periods presented or to the beginning of the fiscal year in which the statement is adopted, based on previous pro forma disclosures made in accordance with this reporting requirement. Accordingly, the Company has adopted the modified prospective method of recognition, and began applying the valuation and other criteria to stock options and warrants granted beginning January 1, 2006.  The Company is recognizing expense for the unvested portion of previously issued grants based on the valuation and attribution methods used previously to calculate the pro forma disclosures.  The Company did not recognize expense for employee stock options prior to January 1, 2006.

The Company currently utilizes the Black-Scholes option pricing model to measure the fair value of stock options granted to certain key management employees (“KMEs”), as well as for warrants issued for services. While this accounting requirement permits entities to continue to use such a model, it also permits the use of a “lattice” model. The Company expects to continue using the Black-Scholes option pricing model in connection with its adoption of accounting and reporting requirement to measure the fair value of stock options and warrants granted.

In 2009 and 2008, the Company expensed approximately $254 and $149, respectively for granted options to certain KMEs, which was recognized in its selling, general and administrative expenses in the consolidated statements of income.  The Company also incurred expenses approximating $40 and $36 for shares and warrants issued for services in 2009 and 2008, respectively.

Czech Gaming Taxes - The majority of TWC’s revenues are derived from gaming operations in the Czech Republic, which are subject to gaming taxes only, while its non-gaming revenues, which are not material, have correspondingly non-material corporate income tax liabilities under Czech law. TWC’s gaming-related taxes for the years ended December 31, 2009 and 2008 are summarized in the following table:

	For the Year Ended December 31,
(amounts in thousands)	2009	2008
Gaming Taxes	$1,783	$1,994
Charity Taxes	2,799	2,914
Total Czech Gaming Taxes	$4,582	$4,908

Gaming taxes are computed on gross gaming revenues, which are comprised of live (table) games and slot games revenues. For live game revenue, the applicable taxes and fees are: (i) a 10% administration tax; (ii) a 1% state supervision fee; and (iii) a charity “contribution” (i.e., a tax), herein referred to as the charity tax, for publicly beneficial, cultural, sporting and welfare purposes, according to a gross revenue formula specified by the Czech Ministry of Finance, net of the aforementioned taxes and fees.

Charity taxes are also computed on the reported slot revenues of each of our three slot subsidiary companies, ACC Slot, s.r.o., Hollywood Spin s.r.o. and LMJ Slot s.r.o., net of gaming taxes and fees (See also “Item 1., Taxation, Gaming Taxes”).  Therefore, for all gaming revenue, net of applicable taxes and fees, up to CZK 50,000 (or $2,712 at the December 31, 2009 exchange rate), a 6% charity tax applies; up to CZK 100,000 (or $5,424 at the same exchange rate), an 8% rate applies; up to CZK 500,000 (or $27,118 at the same exchange rate), a 10% rate applies; and above the CZK 500,000 gaming revenue threshold, a 15% rate applies.  For slot game revenue, the applicable assessment is the charity tax, net of local (municipality) administration and slot state-licensing fees.

Gaming taxes payable are due to the Czech Ministry of Finance annually, typically in April of the subsequent year, while charity taxes payable, although having no stated due dates, are paid as mutually agreed with the charities, customarily by May of the subsequent year.  The Company may allocate this charity contribution to local schools, sports clubs, subsidized or volunteered organizations, or municipalities in which each of the Company’s casinos operate. The distribution is subject to the prior approval of the Czech Ministry of Finance.

In conformity with the European Union (“EU”) taxation legislation, when the Czech Republic joined the EU in 2004, its VAT increased from 5% to 22%, from January 2004 through December 2009, and ranged between 9% and 19% for all intra-EU generated purchases.  Beginning January 1, 2010, VAT rates will increase to between 10% and 20%.  All non-EU generated purchases were impacted by identical VAT increases, beginning in May 2004. The Company pays its VAT directly to its vendors in connection with any purchases that are subject to this tax.  Unlike in other industries, VATs are not recoverable for gaming operations.  As for the Company’s new hotel operation, Hotel Savannah, which opened in January 14, 2009, the recoverable VAT was non-material for the year ended December 31, 2009.

Income Taxes - The Company complies with accounting and reporting requirements with respect to accounting for income taxes, which require an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed for differences between the financial statement and the tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.  In accordance with GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets.  This policy also provides guidance on thresholds, measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different entities.  The Company is subject to income tax examinations by major taxing authorities for all tax years since inception. Based on its analysis, the Company has determined that the adoption of this policy did not have a material impact on the Company’s financial statements for the years ended December 31, 2009 and 2008. However, management’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

Reclassifications - Certain 2008 amounts have been reclassified to conform to the 2009 presentation.

Recently Issued and Adopted Accounting Standards:

Fair Value Measurements — In September 2006, the Financial Accounting Standards Board (“FASB”) issued guidance regarding fair value measurements.  This guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It applies to other accounting pronouncements where the FASB requires or permits fair value measurements but does not require any new fair value measurements. In February 2008, FASB issued a pronouncement, which delayed the effective date of its prior guidance regarding fair value measurements, specifically for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted the guidance for financial assets and liabilities on January 1, 2008. It did not have any impact on the Company’s results of operations or financial position and did not result in any additional disclosures and the Company adopted the guidance for non-financial assets and non-financial liabilities on January 1, 2009, resulting in no impact to the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued new accounting guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly.  The guidance affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions.  It provides guidance for estimating fair value when the volume and level of market activity for an asset or liability have significantly decreased and determining whether a transaction was orderly. It applies to all fair value measurements when appropriate. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements or related footnotes.

In August 2009, the FASB issued an update to provide further guidance on how to measure the fair value of a liability, an area where accounting practitioners have been seeking further guidance. The update: i) sets forth the types of valuation techniques to be used to value a liability when a quoted price in an active market for the identical liability is not available, ii) clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability, and iii) clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. This standard was effective beginning fourth quarter of 2009 for the Company. The adoption of this standard did not impact the Company’s consolidated financial statements.

Business Combinations — In December 2007, the FASB issued new accounting guidance on business combinations.  The pronouncement establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the fair value of identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date. The pronouncement determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It is effective for fiscal years beginning after December 15, 2008.  The Company adopted the pronouncement on January 1, 2009 resulting in no impact to the Company’s consolidated balance sheets, statements of income and cash flows.

Goodwill — In April 2008, the FASB issued guidance regarding the determination of the useful life of intangible assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under goodwill and other intangible assets. The pronouncement was effective for fiscal years beginning after December 15, 2008. The adoption of this pronouncement has had no significant impact on the Company’s consolidated financial position and results of operations.

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

FASB Accounting Standards Codification (“ASC”) — On June 29, 2009, the FASB issued an accounting pronouncement establishing the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities.  This pronouncement was effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities.  On the effective date, all non-SEC accounting and reporting standards will be superceded.  The Company adopted this new accounting pronouncement for the quarterly period ended September 30, 2009 and forward, as required, and adoption did not have a material impact on the consolidated financial statements taken as a whole.

New Accounting Pronouncements:

In December 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-17, Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU No. 2009-17”). ASU No. 2009-17 requires a qualitative approach for determining the primary beneficiary of a variable interest entity and replaces the quantitative evaluation previously set forth under FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities.” This approach is focused on identifying the reporting entity that has the ability to direct the activities of a variable interest entity that most significantly affects the entity’s economic performance and has the obligation to absorb the entity’s losses or has the right to receive benefits from the entity. ASU No. 2009-17, among other things, will require enhanced disclosures about a reporting entity’s involvement in variable interest entities. The guidance under ASU No. 2009-17 will become effective for the first annual period beginning after November 15, 2009, and interim periods within that first annual period.  The Company is assessing what impact, if any, adoption of this standard will have on its consolidated financial statements.

NOTE 3 - Property and Equipment

At December 31, 2009 and 2008, property and equipment consisted of the following:

	2009	2008
Land	$3,569	$3,283
Building and improvements	32,307	31,486
Furniture, fixtures and other equipment	11,643	8,650

	47,519	43,419
Less accumulated depreciation and amortization	(9,316)	(7,580)

	$38,203	$35,839

In 2009, the Company capitalized all construction-related costs associated with its Hotel Savannah and the Spa.  Depreciation and amortization expense for the years ended December 31, 2009 and 2008 were approximately $2,140 and $1,428, respectively.  In 2008, the Company received $187 in proceeds for the sale of 22 non-performing slot machines, and incurred an accounting loss of $113 for those same assets.

NOTE 4 - Long-Term Debt

At December 31, 2009 and 2008, long-term debt consisted of the following:

	2009	2008
Replacement Notes (a)	$1,550	$1,550
Commerzbank amortized loan (b)	6,784
Commerzbank revolving credit line (b)	2,170	8,128
	10,504	9,678
Less current portions:
Replacement Notes	1,550
Commerzbank amortized loan	1,696
Commerzbank revolving credit line	275	175

	$6,983	$9,503

(a)              The unsecured Replacement Notes, issued in June 2003, have seven-year terms and have tiered, simple interest rates: 6% for the first three years, 9.3% for the fourth year and 10% for the fifth through the seventh year.  For the first three years of the term, one half of the accrued annual interest was payable, beginning on July 26, 2004, with the accrued interest balance payable at maturity.  For the last four years of the term, all annual interest accrued will be payable in full on June 26 of each of these last four years.  The Replacement Notes mature on June 26, 2010.

(b)             In November 2009, the Company restructured its long-term debt (former revolving credit line) with a new credit facility from Commerzbank Aktiengesellschaft, pobocka Praha (“Commerzbank”).  The new credit facility allowed the Company to retire its prior revolving credit facility and replace it with a combination of a long-term loan and a new smaller revolving credit line.  The credit facility is provided in two tranches: an amortized, 4-year term loan of CZK 125,000 (or approximately $6,783 at the December 31, 2009 exchange rate), with interest based on the three-month Prague Interbank Offered Rate (“PRIBOR”) plus 500 basis points, and a two-year revolving credit line of CZK 40,000 (or approximately $2,169 at the same exchange rate), with interest based on, depending on each draw request, the one, two, three or six-month PRIBOR plus 400 basis points, with the Company’s option to renew the term for one-year.  The revolving credit line will be reduced to CZK 35,000 (or approximately $1,898 at the same exchange rate) after 12 months from the signing date.  The new credit facility includes financial covenants, security and requirements, which notably are: (i) a mandatory annual prepayment that requires that 25% of the borrower’s excess cash above a certain annually-escalating bank balance at the end of each fiscal year be applied toward the term loan’s principal balance; (ii) the pledge of the Route 59 and Route 55 casinos and their underlying land, and other guarantees as security; and (iii) the term loan to be repaid quarterly in equal principal installments, with the applicable three-month PRIBOR rate plus the said basis points.  The loan matures on November 4, 2013.  As of December 31, 2009, the Company had fully drawn down the revolving credit facility’s limit of CZK 40,000, or approximately $2,169.  For the years ended December 31, 2009 and 2008, the weighted average of the interest rates on the drawn amounts is approximately 6.41% and 8.15%, respectively.  The Company is in full compliance with the credit facility’s financial covenants up to and including the year ended December 31, 2009.

Principal payments due on long-term debt are as follows:

Year ending December 31,
2010	$—
2011	3,590
2012	1,696
2013	1,697

$6,983

NOTE 5 - Accrued Expenses and Other Current Liabilities

At December 31, 2009 and 2008, accrued expenses and other current liabilities consisted of the following:

	2009	2008
Accrued payroll and related costs	$959	$975
Operational accruals	505	486
Bonus payable	195

	$1,659	$1,461

NOTE 6 - Commitments and Contingencies

Lease Obligations - The Company is obligated under several operating leases expiring through 2015.  Future aggregate minimum annual rental payments under all of these leases for the lesser of six years or until their expiration dates are as follows:

Year ending December 31,
2010	$120
2011	117
2012	118
2013	118
2014	120
2015	121

Rent expense under these operating leases was approximately $120 and $100 for the years ended December 31, 2009 and 2008, respectively.

The Company is also obligated under certain five-year, slot equipment operating leases, expiring in 2011 and 2012, which include a monthly fixed rental fee per slot machine, and an option for replacement to different/newer machines during the term of the lease.  In 2009, the Company’s slot lease expenses were approximately $2,078 versus $1,777 in 2008, partially as a result of an addition of eight new leased slot machines in 2009 versus the prior year.

Employment Agreements - The Company’s July 1, 2005 employment agreement with its Chief Executive Officer (“CEO”), Mr. Rami S. Ramadan, absent the intervention of either party by September 30th of each year, renewed automatically for another calendar year ending December 31, 2010.  In addition to a perpetually renewable employment term of one year absent the intervention of either party, the agreement provides for annual compensation, plus participation in the Company’s benefits programs and equity incentive plans.  Effective April 1, 2008, Mr. Ramadan’s annual salary was increased to $450 from $400, as recommended by the Company’s Compensation Committee and approved by its Board of Directors.  As of December 31, 2009, $450 of annual compensation remains payable in 2010, pursuant to the evergreen renewal terms of said employment agreement, excluding any bonus awards that may be or have been granted in 2010 at the discretion of the Board of Directors.  On March 5, 2009, the Board of Directors, pursuant to the recommendation of its Compensation Committee, awarded Mr. Ramadan an individual performance award of $361.9, of which $275 was discretionary and $86.9 was earned from achievement of performance targets set for the 2008 Profit Sharing Plan.  On February 5, 2010, the Company’s Compensation Committee recommended and the Board of Directors approved a discretionary, individual performance award of $135 to Mr. Ramadan.  Mr. Ramadan did not earn any performance award from the 2009 Profit Sharing Plan.

Pursuant to the renewal of the employment agreement with Mr. Ramadan in July 2005, Mr. Ramadan was also granted seven-year options to purchase 175,000 shares of Common Stock, of which options to purchase 35,000 vested immediately, and the balance to be vested in equal parts, over a four-year vesting period, on the anniversary of the date of grant.  As of December 31, 2009, these options have all been vested.  The exercise price of these options incrementally increases every six months, starting at $2.80 on July 1, 2005 to a maximum of $4.11 on January 1, 2012.  The weighted average exercise price of the vested options was $3.98 at December 31, 2009.  Also pursuant to this July 2005 employment agreement, upon reaching designated earnings per share targets, Mr. Ramadan will be granted 75,000 restricted shares of the Company’s Common Stock in 25,000 share allotments.  None of the restricted shares have been vested to date.

On February 4, 2007, Mr. Ramadan was granted seven year options to purchase 50,000 shares of Common Stock, of which options to purchase 12,500 shares vested immediately, and the balance will vest in three equal parts, over a three-year vesting period, on the anniversary of the date of grant.  As of December 31, 2009, only 12,500 options remain unvested.  The exercise price of these options, vested and unvested, was set at $3.75 per share, the closing price on the date of grant.

Further, on October 23, 2007, pursuant to the Company’s 2004 Equity Incentive Plan, Mr. Ramadan was granted seven year options to purchase 125,000 shares of Common Stock, with options to purchase 25,000 shares that vested immediately, and the balance to be vested in four equal parts, over a four-year vesting period, on the anniversary of the date of grant.  As of December 31, 2009, only 50,000 options remain unvested.  The exercise price of all these options, vested and unvested, is set at $4.85 per share, the closing stock price on October 23, 2007, and escalated to $5.05 on its first anniversary.  On May 26, 2009, the Company’s Board of Directors froze the exercise price at $5.05 for the entire grant.

No vested options have been exercised by Mr. Ramadan as of December 31, 2009.

401 (k) and Profit Sharing Plan - The Company maintains a contributory 401(k) plan and a profit sharing plan.  These plans are for the benefit of all eligible corporate employees, who may have up to 17% of their salary withheld, not to exceed the maximum federally allowed amount.  The Company makes a voluntary employer-matching contribution of 60 cents for each employee dollar contributed, which totaled $43 in 2009 and $40 in 2008.

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

Commitments and Contingencies - The Company may be, from time to time, a party to various legal proceedings and administrative actions, all arising from the ordinary course of business. Although it is impossible to predict the outcome of any legal proceeding, the Company believes any liability that may finally be determined with respect to such legal proceedings should not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.  The Company is not currently involved in any material legal proceeding nor were we involved in any material litigation during the year ended December 31, 2009.

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

Foreign Activities - The Company’s operations are entirely outside of the United States.  Operating internationally involves additional risks relating to such things as currency exchange rates, different legal and regulatory environments, political and economic risks relating to the stability or predictability of foreign governments, differences in the manner in which different cultures conduct business, difficulties in staffing and managing foreign operations, differences in financial reporting, operating difficulties, different types of criminal threats, and other factors.  The occurrence of any of these risks, if severe enough, could have a material adverse effect on the consolidated balance sheets, statements of income and cash flows of the Company.

Cash - Cash consists of cash in banks and on hand.  From time to time, the Company will maintain cash balances in a financial institution that may exceed the Federal Depository Insurance Corporation (“FDIC”) coverage of $250.  The $250 insurance limit has been extended through December 31, 2013, after which it will reset to $100 for all deposit accounts (excluding retirement accounts).  The Company has not experienced any losses in such accounts and believes it is not subject to any significant credit risk on cash.  In addition, the FDIC does not insure the Company’s foreign cash, which totaled approximately $2,458 and $3,288 at December 31, 2009 and 2008, respectively.  The Company has not incurred any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

NOTE 8 - Stockholders’ Equity

In January 2008, the Company issued 5,754 shares of our Common Stock, pursuant to warrants exercised with a strike price of $1.00, to U.S. Bancorp.  The transaction was reflected as an addition to paid-in capital.

Further, in July 2008 and February 2009, TWC issued an aggregate total of 25,000 shares of its Common Stock, as compensation pursuant to a consulting agreement, to Alliance Advisors, LLC, an investor relations firm. The cost of issuances was reflected as an approximate $36 and $40 reductions to additional paid-in capital for the respective months.

Additionally, $8 of residual costs of the $3,500 Capital Raise was also reflected as a reduction of additional paid-in capital in 2008.

For the years ended December 31, 2009 and 2008, the Company recognized stock-based compensation expenses of $254 and $149, respectively, for the vesting of granted stock options and warrants.  On November 30, 2009, TWC granted warrants to purchase 75,000 shares of its Common Stock at the then market price of $3.00 per share, in connection with the Company’s engagement of a capital markets advisor, Hurricana Capital LLC.  The warrants vest over a two-year period, with the first of three equal parts vested immediately upon the grant date, and the remaining portions upon the succeeding two anniversary dates of the grant.  The $16 expense was recognized in the Company’s selling, general and administrative expenses in the consolidated statements of income for the vested portion and a credit to additional paid-in-capital.

For the year ended December 31, 2008, the Company also recognized 16 additional outstanding shares of its Common Stock for the retirement of fractional shares, in connection with TWC’s 1-for-100 reverse stock split completed in April 2004.

The Company’s Articles of Incorporation authorize the issuance of four (4) million shares of “blank check” preferred stock, with designations, rights and preferences to be determined from time to time by its Board of Directors. Accordingly, the Board of Directors is empowered, without further stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights. The Board of Directors has no current plans to issue any shares of preferred stock.

NOTE 9 - Other Assets and Other Long-Term Liabilities

Notes Receivables — In connection with the TWC’s management of the Grand Casino Lav, on January 10, 2007, the Company extended three EUR currency loans to Grand Hotel Lav, d.o.o., the owner of the Grand Casino Lav and Nightclub, as follow: (i) a three-year, 4.0% interest per annum loan of €568, or approximately $814 using the prevailing exchange rate as of December 31, 2009, for the purchase of gaming equipment; (ii) a two-year, non-interest bearing loan of €229, or approximately $328, for pre-opening costs related to the casino and nightclub; and (iii) a one-year (renewable), non-interest bearing loan of €170, or approximately $244, for working capital.  Because of the nature of the intended use of each of the loans, to promote goodwill with the owner and to secure the management contract, TWC agreed to waive interest on two of the three loans granted.  The original loan agreements stipulated monthly repayment of principal and interest, when applicable, at the end of each month of the respective terms, which commenced on May 31, 2007.  Additionally, default interest of 9.0% per annum applied to any monthly payment not made on time, regardless of any deferment allowance.  Recorded interest and penalty interest were approximately $31 and $121, respectively, as of December 31, 2009.

TWC considered the FASB requirements of interest on receivables and payables, when the original notes were issued and concluded that the excess (waived) interest to be recorded over the intended timeline for the loans would be immaterial.  In light of the slower than expected growth of the operation and the cash flow management challenges experienced during the low seasons by the Grand Hotel Lav, d.o.o., TWC accepted a payment deferment plan in September 2008, which provided for the total of the monthly loan payments and annually earned management fees for the year ended December 31, 2008 to be paid in three monthly accelerated installments beginning June 2009 (during the casino operation’s high season in the summer months).  As the high season for the operation in 2009 did not materialize due to the worldwide economic crisis, in December 2009, the Company agreed to a proposal from the owners of Grand Casino Lav to consolidate the three outstanding loans and accrued interest and penalties into a single, 3-year, 3.55% per annum interest, term loan (the “Replacement Loan”), to be effective January 1, 2010, excluding accrued management fees.  The Replacement Loan principal amount is approximately 875 EUR, or around $1,254.  Monthly payments for the Replacement Loan will commence May 31, 2010 (with a four-month, interest-free grace period).  In addition to liens on gaming equipment, the Replacement Loan is secured by nine legally-binding receivable notes, which can be presented at any time to the owner’ bank for the satisfaction of these receivable notes.  In the event of a sale of the business, the Replacement Loan would be transferred to the new owner.  TWC management believes the loan is fully collectible.

Restricted Deposits -  Restricted deposits aggregated CZK 26,000, relating to Czech license bond requirements, for year 2009 and 2008, respectively.  Using respective year-end exchange rates, these deposits have been translated to $1,410 and $1,379 at December 31, 2009 and 2008, respectively.

Other Long-term Liabilities - At December 31, 2008, other long-term liabilities consisted of accrued interest on the Replacement Notes, payable in June 2010.  There were no other long-term liabilities at December 31, 2009.

NOTE 10 - Income Taxes

In the Czech Republic, gaming income is not subject to corporate income tax.  In lieu of income taxes, gaming income is subject to other taxes in the Czech Republic, including gaming and charity taxes, which are primarily based on percentages of gaming revenues.  Foreign net operating loss carry-forwards (disclosed below) were derived from non-gaming activities and can only be applied against non-gaming activities.  However, for the years ended December 31, 2009 and 2008, the Company did incur approximately $14 and $31 of foreign income taxes, respectively for non-gaming revenues earned.

At December 31, 2009, the Company had U.S. and foreign net operating loss carry forwards (“NOL’s”) of approximately $36,130 and $4,375, respectively, available to offset certain future income taxes payable.  However, based on limited analysis, a sizable warrant exercise in February 2001 or earlier events may have triggered significant limitations of preexisting U.S. NOL’s, pursuant to Internal Revenue Code Section 382, to the extent that substantially all of the Company’s existing U.S. NOL’s prior to February 2001, aggregating approximately $15,565, may be significantly limited.  The U.S. NOL’s generated subsequent to February 2001, aggregating approximately $20,565, resulted in an estimated $9,254 deferred tax asset at December 31, 2009 and the foreign NOL resulted in an estimated $1,050 deferred tax asset at December 31, 2009.  A full valuation allowance has been established for these deferred tax assets since its realization is considered unlikely.  U.S. NOL’s cannot be used to offset Czech net income nor can Czech NOL’s be used to offset U.S. net income.

The U.S. NOL’s expire between 2014 and 2018.  The foreign NOL’s expire between 2009 and 2012.  During the year ended December 31, 2009, there was an immaterial amount of foreign NOL’s which expired.  The following table presents the U.S. and foreign components of pretax income before income taxes for the years ended December 31, 2009 and 2008:

	2009	2008

U.S.	$(3,083)	$(2,211)
Foreign	5,196	5,946

	$2,113	$3,735

The Company’s effective income tax rate differs from the U.S. federal statutory income tax rate primarily because gaming income, the Company’s primary revenue source, is not subject to income tax.  Further, the Company’s effective income tax rate differs from the U.S. statutory income tax rate as a result of the Company maintaining a full valuation allowance on its NOL’s.

NOTE 11 - Stock Options and Warrants

Stock Options Plans

The activity in the Company’s stock option plans was as follows fpr the dates indicated:

	Number of Options	Range of Exercise Price	Weighted Average Exercise Price

Balance outstanding, January 1, 2008	419,135	$2.00-83.00	$2.41

Granted in 2008	10,000	4.10	4.10
Expired in 2008	(70)	24.00-46.00	32.29

Balance outstanding, December 31, 2008	429,065	2.00-83.00	$3.75

Granted in 2009	410,000	3.50	3.50
Expired in 2009	(320)	32.00-83.00	50.88

Balance outstanding, December 31, 2009	838,745	$2.00-37.50	$3.72

Exercisable, December 31, 2009	463,745	$2.00-37.50	$3.72

On January 4, 2008, pursuant to the Company’s 2004 Equity Incentive Plan and as part of his compensation package, we granted our Managing Director of Operations, who is a resident of the Czech Republic and is not a named executive officer of the Company, options to purchase 10,000 shares of the Company’s Common Stock.  The seven-year options vest in four equal parts, with the first part on the date of grant and each subsequent part on the next succeeding anniversary of the grant date.  The exercise price for these options, vested and unvested, is $4.10 per share, the market closing price at the date of grant.

On May 26, 2009, we also granted options to purchase 410,000 shares of the Company’s Common Stock to ten KMEs.  The seven-year options vest in four equal parts, with the first part on the date of grant and each subsequent part on the anniversary of the grant date.  The exercise price for these options, vested and unvested, is $3.50 per share, the market closing price at the date of grant.

In each instance, the option exercise price per share was equal to or above the market value of the underlying stock on the date of grant.  Options generally expire between five and ten years after the date of grant or earlier upon termination of employment, as defined in the plans.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the below assumptions related to risk-free interest rates, expected dividend yield, expected lives and expected stock price volatility.

	Option Pricing Assumptions
Grant Year	2009	2008

Stock Price Volatility	39.7%	46.8%
Risk-Free Interest Rate	2.8%	3.3%
Expected Life (in years)	7.0	6.9

Additional information about the Company’s outstanding stock options at December 31, 2009 is as follows:

	Options Outstanding
		Weighted
		Average
		Remaining	Weighted
		Contractual	Average
Range of	Number of	Life	Exercise
Exercise Prices	Shares	(in Years)	Price

$0.01 to $2.50	60,150	4.59	$2.50
$2.51 to $3.50	413,425	7.39	$3.50
$3.51 to $4.50	235,525	3.95	$3.62
$4.51 to $5.00	1,575	3.51	$5.00
$5.01 to $10.00	126,925	5.79	$5.07
$10.01 to $25.00	925	2.96	$16.62
$25.01 to $50.00	220	1.29	$34.68

	838,745	5.97	$3.72

Warrants

The activity in the Company’s warrants is as follows:

Exercise Price		Balance,			Balance,		Balance,
per	Warrants	January 1,	Exercised	Expired	December 31,	Granted	December 31,
Warrants	Expiring	2008	2008 (1)	2008	2008	2009 (2)	2009
$1.00	3/31/2008	10,132	(5,754)	(4,378)	—	—	—
3.00	11/30/2014					25,000	25,000

		10,132	(5,754)	(4,378)	—	25,000	25,000

(1)     On January 25, 2008, TWC issued 5,754 shares of Common Stock, pursuant to an exercise of warrants by U.S. Bancorp.

(2)     On November 30, 2009, TWC granted 75,000 warrants to purchase TWC Common Stock at the then market price of $3.00 per share, in connection with the Company’s engagement with a capital markets advisor, Hurricana Capital LLC. The warrants vest over two-year period, with the first of three equal parts vested immediately upon the grant date, and the remaining parts upon the next succeeding anniversary date of the grant (See also “Note 8 — Stockholders’ Equity” above).

NOTE 12 - Compensation Plans

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

Further, the shareholders of the Company at its Annual Meetings, held in April 2006, May 2007 and May 2009, approved amendments to the 2004 Equity Plan to increase the authorized shares that may be issued under its provisions to a total of 927,270 shares, of which 17,270 remained available for issuance as of December 31, 2009.  Additionally, the amendments provide that option awards will be available for grants to the executive officers and non-employee directors as well as other key employees, except that non-employee directors are eligible to receive only awards of non-qualified stock options.

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

The Company adopted the Deferred Plan with the intention that it shall at all times be characterized as a “top hat” plan of deferred compensation maintained for a select group of management, as described under ERISA Sections 201(2), 301(a)(3) and 401(a)(1).  The Deferred Plan shall at all times satisfy Section 409A of the Code.  Pursuant to a participant’s election, the unfunded Deferred Plan obligations are payable in the form of Common Stock and cash upon the earlier of:   (i) a designated, in-service distribution date which must be a minimum of three (3) years from the year of the first deferral; (ii) separation from service; (iii) disability; (iv) change in control; or (v) death.  A participant’s election form must specify whether the payments will be made by lump sum or by installments, and the number of annual installments (with a minimum of two (2) and a maximum of five (5) installments).

In November 2008, per the recommendation of the Compensation Committee of the Board, the Deferred Plan was amended and restated in order to conform to Section 409A of the Internal Revenue Code.

2009 Profit Sharing Plan

The 2009 Profit Sharing Plan, which supersedes the 2008 Profit Sharing Plan, was approved by the Compensation Committee of the Board on May 26, 2009.

The 2009 Profit Sharing Plan permits designated KMEs to share in the profits of the Company.  The profit sharing pool was calculated based on a graduated scale of the attainment of consolidated year-end net income before taxes versus the annual budget and the maximum sum to be distributed from that pool will be determined annually as a percentage of the aggregate of the annual salaries of the KMEs.  Each KME is required, pursuant to the 2009 Profit Sharing Plan, to defer 40% of his or her annual profit sharing award, if attained, into the Deferred Plan.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Included in this Annual Report on Form 10-K are certifications of our CEO/CFO, which are required in accordance with Rule 13a-14 of the Exchange Act. This section includes information concerning the controls and controls evaluation referred to in the certifications.

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

Changes in Internal Control over Financial Reporting.

As part of our normal operations, we update our internal controls as necessary to accommodate any modifications to our business processes or accounting procedures.  During the fourth quarter of 2009, there were no significant changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management considered the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework.”  Based on this assessment, management believes that, as of December 31, 2009, our internal control over financial reporting was effective.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table provides information as of February 28, 2010 with respect to each of our directors and Mr. Rami S. Ramadan, our CEO or principal Executive Officer (the “named executive officer”):

Name	Age	Position in the Company	Director Since

Rami S. Ramadan	60	CEO, CFO, President and Director	1999
Julio E. Heurtematte, Jr.(1)	74	Director	1998
Malcolm M.B. Sterrett (1)	67	Director, Chairman	1998
Geoffrey B. Baker (1),(2)	60	Director	1999
Timothy G. Ewing (1)	49	Director	2004

(1)	Member of each of the Audit, Nominating and Compensation Committees. On October 16, 2009, Mr. Ewing resigned from the Audit Committee.
(2)	Mr. Baker, who was appointed to a fill a vacancy on the Board of Directors on December 22, 1998, resigned from his position on May 13, 1999 and rejoined the Board on August 4, 1999.

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

Timothy G. Ewing.   Mr. Ewing, a Chartered Financial Analyst, is the managing partner of Ewing & Partners and the manager of Value Partners, Ltd., a private investment partnership formed in 1989, and of the Endurance Partnerships, private investment partnerships formed in 2001.  Mr. Ewing has been a member of the board of directors of Cherokee, Inc. (NASDAQ: CHKE) in Van Nuys, California since 1997, and Towne Bancorp, Inc, (OTCBB: TWNE) in Phoenix, Arizona, since 2008. In addition, he is the immediate past chairman of the board, is currently an executive committee member, and serves on the governing board of the Perot Museum of Nature & Science in Dallas Texas.  He serves on the trustees of The Dallas Opera and The Dallas Opera Foundation, the board of trustees of the Baylor Healthcare System Foundation, and the advisory board of the University of Texas at Dallas’ Holocaust Studies Program.

Information about our Board and its Committees:

Our Board of Directors, which is chaired by Mr. Sterrett in a non-executive role, manages the business and affairs of the Company.  The Board holds biweekly telephone conference calls and meets in person on an as-needed basis.  The Board has established several committees, described below, which also meet on an as-required basis during the year.  The Board met in person two times and conducted business by written consent six times during the Company’s fiscal year ended December 31, 2009.  No director attended fewer than 75% of the total number of meetings of the Board or meetings of committees of the Board during the year ended December 31, 2009.  While the Company has no policy relating to director attendance at the Company’s annual meeting of shareholders, directors are encouraged to attend.  All of the Company’s directors attended the 2009 annual meeting of shareholders.  None of our directors have been involved in any legal proceedings that are material to an evaluation of the ability or integrity of any director.

Furthermore, our Board of Directors has determined that to be considered independent, an outside director may not have a direct or indirect material relationship with the Company.  A material relationship is one which impairs or inhibits, or has the potential to impair or inhibit, a director’s exercise of critical and disinterested judgment on behalf of the Company and its stockholders.  In determining whether a material relationship exists, our Board considers a number of factors, which may include, for example, the purchase or sales of goods and/or services between the Company and an entity with which a director is affiliated (as an executive officer, partner or substantial stockholder).  The Audit Committee reviews the Board’s approach to determining director independence periodically and recommends changes as appropriate for consideration and approval by the full Board.  There are no family relationships between any director and the other directors or between any director and the executive officers of the Company.  Notwithstanding the number of shares beneficially owned by Mr. Ewing, our Board found him to be independent under the applicable rules and guidelines.

Consistent with these considerations, our Board has reviewed all relationships between the Company and the members of the Board.  Except for Mr. Ramadan, who serves as the Company’s president, CEO and CFO, and as a member of the Company’s Board of Directors, the remaining four members of the Company’s Board of Directors consist of independent directors who meet the requirements of rules for independence promulgated by the SEC and by The NASDAQ Stock Market.

The Board of Directors has established the following committees:

Audit Committee

Our Audit Committee reviews and approves internal accounting controls, internal audit operations and activities, the Company’s annual report and audited financial statements, the selection of the Company’s independent auditors, the activities and recommendations of the Company’s independent auditors, material changes in the Company’s accounting procedures, the Company’s policies regarding conflicts of interest and such other matters as may be delegated by the Board. The Audit Committee is composed of Mr. Baker, the Committee’s Chairman, Messrs. Heurtematte, and Sterrett, all non-employee, “independent” directors, with Mr. Heurtematte serving as the “audit committee financial expert.”  Mr. Ewing resigned from the Audit Committee on October 16, 2009.  The committee met two times in person and conferred by telephone conference calls once in 2009.

Compensation Committee

Our Compensation Committee sets the compensation for executive officers of the Company and sets the terms of grants of awards under the 2004 Equity Plan and any other equity-based compensation plans adopted by the Company. The Compensation Committee, composed of Mr. Heurtematte, the Committee’s Chairman, Messrs. Baker, Sterrett and Ewing, met two times in person, conferred by phone once 2009.

Nominating Committee

Our Nominating Committee has the responsibilities set forth in its Charter, including recommending Board nominees, determining the qualifications for such nominees and assisting the Board of Directors in interpreting and applying the Company’s Corporate Governance Guidelines.  The Nominating Committee is composed of Mr. Ewing, its Chairman, Messrs. Baker, Heurtematte and Sterrett, and met once during 2009.  There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors during 2009.

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

Prior to June 2003, Value Partners held a controlling 57.5% of our issued and outstanding Common Stock.  Further, as part of its participation in the 2003 recapitalization, Value Partners received an additional 3,270,104 shares.  After the issuance of 2,809,188 and 1,000,000 shares of Common Stock as part of two separate private placements that occurred in December 2005 and August 2007, respectively, Value Partners’ beneficial ownership was reduced from 70.9% to 37.6% of our issued and outstanding Common Stock.  Mr. Ewing, one of our directors, can be considered to be a controlling person of Value Partners.

As part of their participation in the Company’s two private placements, Special Situations Private Equity Fund LLP and Special Situations Cayman Fund, LP, and Wynnefield Small Cap Value Offshore Fund, Ltd, Wynnefield Partners Small Cap Value LP and Wynnefield Partners Small Cap Value LP1, currently hold 23.5% and 16.7%, respectively, of our issued and outstanding Common Stock.  (See also “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”).

We know of no other person or entity who owns 10% or more of the Company’s Common Stock.

Based solely on review of the copies of such forms either filed by us on behalf of our directors and named executive officer, or furnished to us, we believe that all applicable Section 16(a) filing requirements were satisfied by our directors and named executive officer during 2009.

Code of Ethics

Our Board of Directors adopted a Code of Ethics which covers all company executives of TWC and our subsidiaries.  The Code of Ethics requires that senior management avoid conflicts of interest; maintain the confidentiality of information relating to the Company; engage in transactions in the Common Stock only in compliance with applicable laws and regulations and the requirements set forth in the Code of Ethics; and comply with other requirements which are intended to ensure that such officers conduct business in an honest and ethical manner and otherwise act with integrity and in the best interest of TWC.  In February 2007, all of our key management employees and officers reaffirmed, in writing, their commitment to our Code of Ethics. It is our Company’s intention to review and reaffirm our Code of Ethics in year 2010.

A copy of our Company’s Code of Ethics is available on our corporate website, www.transwc.com under the Corporate Governance tab in the Investor Relations section.  It can also be furnished to any person upon written request.  Requests should be sent to:  Jill A. Yarussi, Corporate Secretary, Trans World Corporation, 545 Fifth Avenue, Suite 940, New York, New York 10017.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview of Compensation Philosophy and Program.  Our compensation philosophy is to provide compensation to our executive officers that is competitive in the marketplace in order to attract and retain qualified and experienced officers.  The compensation of our named executive officer, including the various components of such compensation, is determined by our Compensation Committee.  The Committee consists solely of non-employee directors who meet all applicable requirements to be independent of management.  In addition, the Committee may use, from time to time, independent outside consulting firms that provide information regarding the compensation paid by our peer group, as described below.

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

Role of the Named Executive Officer and Management.  The named executive officer provides recommendations to our Committee on matters of compensation philosophy, plan design and the general guidelines for other executive officers’ compensation.  These recommendations are then considered by the Committee. The chief executive officer generally attends Committee meetings but does not vote and is not present for executive sessions or for any discussion of his own compensation.

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

For 2009, pursuant to the evergreen renewal terms of his July 1, 2005 employment agreement, Mr. Ramadan’s employment was automatically renewed for a one-year term ending December 31, 2010.  The base annual salary for Mr. Ramadan was increased to $450,000 from $400,000, effective April 1, 2008.  Base salary is considered in conjunction with the short-term annual bonus component of our executive compensation program.

Bonuses.  In addition to the 2009 Profit Sharing Plan (see “Note 12 - Compensation Plans” of the Notes to the Consolidated Financial Statements, above), a discretionary cash bonus for the named executive officer is determined by the Compensation Committee, on an annual basis, where applicable.  The amount of the bonus is based on the Company’s overall performance as well as an evaluation of the individual’s performance.  In 2008 and 2009, the Compensation Committee granted individual performance awards of $135,000 and $275,000, respectively, to the named executive officer.  On February 5, 2010, the Company’s Compensation Committee recommended and the Board of Directors approved an individual performance award of $135,000 to the named executive officer.

Stock Options.  In determining the size of stock option grants to executive officers, our Committee considers the Company’s financial performance against the strategic plan as attributed to executive officers.  In this regard, our Committee granted stock options to Mr. Ramadan, the chief executive officer, on July 1, 2005, as part of his employment contract renewal.  Mr. Ramadan was granted seven-year options, to be vested over a four-year vesting period, to purchase an aggregate total of 175,000 shares of the Company’s Common Stock at the exercise prices ranging from $2.80 at July 1, 2005, incrementally increasing every six months, to a maximum of $4.11 on January 1, 2012.  These said options have all been vested as of December 31, 2009 at the escalated exercise price of $3.55 per share.

On February 4, 2007, Mr. Ramadan was granted seven-year options to purchase 50,000 shares of Common Stock, of which options to purchase 12,500 shares vested immediately, and the balance will vest in three equal parts, over a three-year vesting period, on the anniversary of the date of grant.  The exercise price of these options, vested and unvested, is set at $3.75 per share, the closing market price of the shares on the date of grant.  As of December 31, 2009, options to purchase 37,500 shares have vested.

Further, on October 23, 2007, pursuant to the Company’s 2004 Equity Incentive Plan, as amended (the “2004 Equity Plan”), Mr. Ramadan was granted seven-year options to purchase 125,000 shares of Common Stock, with options to purchase 25,000 shares to be vested immediately, and the balance to be vested in four equal parts, over a four-year vesting period, on the anniversary of the date of grant.  The exercise price of all these options, vested and unvested, is set at $4.85 per share, the closing stock price on October 23, 2007, and escalated to $5.05 on its first anniversary.  On May 26, 2009, the Company’s Board of Directors froze the exercise price at $5.05 for the entire grant.  As of December 31, 2009, options to purchase 75,000 shares have vested.

On May 26, 2009, pursuant to the Company’s 2004 Equity Plan, as amended, our Compensation Committee approved the grant of seven-year options to purchase an aggregate of 410,000 shares of Common Stock to ten of the Company’s key management employees, excluding the chief executive officer, with a quarter of the total grant vesting immediately, and the balance to be vested in three equal parts over a three-year vesting period on the anniversary of the date of grant.  The exercise price of all these options, vested and unvested, is set at the grant date’s market closing price of $3.00 per share.  The grants were in recognition of their efforts to continually and consistently improve the performance of the Company. (See also “Note 11 - Stock Options and Warrants” of the Notes to the Consolidated Financial Statements).

All unvested options granted hereunder will, automatically and without any further action on the part of Mr. Ramadan or any members of the Compensation Committee, terminate upon the effective date of the termination or expiration of his employment agreement, except that all unvested options granted thereunder will, automatically and without any further action on the part of any person, vest to Mr. Ramadan upon the closing date of a change of control (as defined by the employment agreement) of the Company. All such vested options must be surrendered or otherwise converted into cash or securities of the acquiror or exercised as required or permitted by the terms and conditions of the change of control documents.  Any extension of the terms of his employment agreement beyond December 31, 2007 will not result in the extension of any option grant vesting or exercise periods set forth above.

Restricted Stock Awards.  Under our 2004 Equity Plan, our Committee is authorized to grant share awards, which are a right to receive a distribution of shares of Common Stock. Shares of common stock granted pursuant to a share award are in the form of restricted stock which vests upon such terms and conditions as established by the Committee.  Our Committee determines which officers and key employees will be granted share awards, the number of shares subject to each share award, whether the share award is contingent upon achievement of certain performance goals and the performance goals, if any, required to be met in connection with a share award.  Non-employee directors are not eligible to receive share awards.  Under the amended 2004 Equity Plan, our Committee has the discretion to grant an award or awards to any one individual participant during any one calendar year up to 250,000 shares of Common Stock and to determine whether to include a one-year vesting requirement for any future grants awarded under the 2004 Equity Plan to any of our employees.  However, in no event shall there be granted during the term of the 2004 Equity Plan, restricted stock or restricted stock units, which are not subject to be achievement of a performance target or targets covering more than an aggregate of 75,000 shares.

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

All unvested restricted stock granted hereunder will, automatically and without any further action on the part of Mr. Ramadan or any members of the Compensation Committee, terminate upon the effective date of the termination or expiration of his employment agreement, except that all unvested restricted stock granted thereunder will, automatically and without any further action on the part of any person, vest to Mr. Ramadan upon the closing date of a change of control (as defined in the employment agreement) of the Company. All such vested restricted stock must converted into cash or securities of the acquiror as required or permitted by the terms and conditions of the change of control documents.  Any extension of the terms of his employment agreement beyond December 31, 2007 will not result in the extension of any stock grant vesting or exercise periods set forth above.  As of December 31, 2009, there were no shares of restricted stock vested.

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

Deferred Compensation Plan.  On May 17, 2006, the Compensation Committee of the Board unanimously approved and adopted TWC’s Deferred Compensation Plan (the “Deferred Plan”), which provides certain key employees and non-employee directors the opportunity to elect to defer receipt of specified portions of their compensation and to have such deferred amounts treated as if invested in the Common Stock of the Company.

We adopted the Deferred Plan with the intention that it shall at all times be characterized as a “top hat” plan of deferred compensation maintained for a select group of management, as described under ERISA Sections 201(2), 301(a)(3) and 401(a)(1) and the Deferred Plan shall at all times satisfy Section 409A of the Code.  The unfunded

Deferred Plan obligations are payable only in the form of Common Stock upon the earlier of:   (i) a designated, in-service distribution date which must be a minimum of three years from the year of the first deferral; (ii) separation of employment; (iii) disability; (iv) change in control; or (v) death.  A participant’s election form must specify whether the payments will be made by lump sum or by installments, and the number of annual installments (with a minimum of two and a maximum of five installments) as may be directed by the participant in his or her election form.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee has served as an officer or employee or related person of the Company at any time.  None of the Company’s executive officers serve as a member of the compensation committee of any other entity that has an executive officer serving as a member of our Company’s Board of Directors.  None of our Company’s executive officers serve as a member of the board of directors of any other entity that has an executive officer serving as a member of our compensation committee.  None of our executive officers has served as a member of the compensation committee of another entity that has an executive officer serving as one of our directors.

Summary Compensation Table

The following table sets forth a summary of certain information concerning the compensation awarded or paid by our Company or our subsidiaries for services rendered in all capacities during the fiscal years ended December 31, 2009 and 2008 to the Company’s executives, who with the exception of Mr. Ramadan, are not “executive officers” of the Company:

Name and Principal Position	Year	Salary	Bonus(1)		Stock Awards	Option Awards(2)	Non- Equity Incentive Plan Compensation(3)		Nonqualified Deferred Compensation Earnings(4)	All Other Compensation(5)	Total
Rami S. Ramadan, Chief Executive Officer	2009	$450,000		$275,000	$—	$98,000		$87,000	$—	$21,000	$931,000

	2008	$437,500		$135,000		$98,000		$40,100		$20,000	$730,600

Sarah E. Wagner, Director of Project Development	2009	$171,000		$158,420		$4,925		$31,500		$9,900	$375,745

	2008	$158,700		$32,900		$3,000		$14,700		$9,300	$218,600

Thomas Mähder, Managing Director of Operations (6)	2009	$205,100		$89,793		$4,925		$45,500		$15,000	$360,318

	2008	$228,571	$			$5,400	$			$15,000	$248,971

(1)     Represents awards based on either personal performance evaluation and, in the case of Mr. Ramadan, also at the discretion of the Company’s Compensation Committee.

(2)     Reflects the amount expensed in accordance with accounting and reporting requirements with respect to the granting of stock options.  For a discussion of the assumptions used to establish the valuation of the stock options, reference is made to Note 2 of the Notes to the Consolidated Financial Statements.  Additional information is also included in the table entitled “Grants of Plan-Based Awards for the Year Ended December 31, 2009.”

(3)     Earned employee award pursuant to the Company’s effective Profit Sharing Plan, 20% of which is deferred into the Deferred Compensation Plan and will be paid out in Common Stock.

(4)     There were no above-market or preferential earnings on nonqualified deferred compensation for the named executive officer.

(5)     Consists of the cost of a leased automobile for business use to Mr. Ramadan and Mr. Mähder; and for Mr. Ramadan and Ms. Wagner, an employer-matching contribution toward their 401(k) plan.

(6)     Mr. Mähder was hired on January 2, 2008; his annual salary and bonus, if any, is paid in local currency of the Czech Republic.

Equity Compensation Plans

The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors) in effect as of December 31, 2009.

Plan category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders (1)	838,745	$3.72	17,270
Equity compensation plans not approved by security holders (2)
Total	838,745	$3.72	17,270

(1)  Represents all the outstanding options, issued under the 2004 Equity Plan and previous equity compensation plans.

(2)  Does not include accruals made under the Company’s Deferred Compensation Plan for directors and qualified employees who may only receive such amounts in shares of the Company’s Common Stock upon elected deferment terms.

The following table sets forth information concerning grants of awards pursuant to plans made to the named executives during the year ended December 31, 2009:

Grants of Plan-Based Awards for the Year Ended December 31, 2009

								All Other	All Other		Grant Date
		Estimated Future Payouts			Estimated Future Payouts			Stock Awards:	Option Awards:	Exercise or	Fair Value
		Under Non-Equity Incentive			Under Incentive			Number of	Number of	Base Price	of Stock
		Plan Awards (1)			Plan Awards			Shares of	Securities	of Option	and Option
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	Stock/Units	Underlying Options	Awards	Awards
Name	Date	$000	$000	$000	#	#	#	#	#	($/Sh)	($/Sh)

Rami S. Ramadan	2009	$56		$226	N/A	N/A	N/A	—	—	$—	$—

Sarah E. Wagner	2009	$22		$86

Thomas Mähder	2009	$25		$99

(1)   Pursuant to the named executive officer and the other listed executives’ participation in the 2009 Profit Sharing Plan.

A summary description of our Company’s equity compensation plans are found at “Note 13 — Compensation Plans” of the Notes to the Consolidated Financial Statements.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding equity awards held by the named executives as of December 31, 2009:

											Equity Incentive Plan Awards
	Option Awards										Number of Unearned	Market Value of
				Equity Incentive Plan			Stock Awards				Shares, Units of Stock,	Shares, Units of Stock,
	Number of Securities Underlying Unexercised Options			Awards: Number of Securities Underlying Unexercised Unearned	Option Exercise	Option Expiration	Number of Shares or Units of Stock That Have Not		Market Value of Shares or Units of Stock That Have Not		or Other Rights That Have Not	or Other Rights That Have Not
Name	Exercisable		Unexercisable	Options	Price	Date	Vested		Vested		Vested	Vested

Rami S.	75,000	(1)	50,000		$5.05	10/23/14	75,000	(2)	$225,000	(3)	—	$—
Ramadan	37,500	(4)	12,500		$3.75	02/04/14
	175,000	(5)			$3.55	06/30/12
	1,500	(6)			$3.30	07/12/14
	1,500	(6)			$6.00	07/12/13
	1,500	(6)			$5.00	07/12/12
Sarah E.	15,000	(7)	45,000		$3.50	05/26/16
Wagner	10,000	(7)			$2.50	08/02/13
	300	(7)			$3.00	01/01/14
Thomas C.	5,000	(8)	5,000		$4.10	01/04/15
Mähder	11,250	(8)	33,750		$3.50	05/26/16

(1)       On October 23, 2007, pursuant to the Company’s 2004 Equity Plan, as amended, Mr. Ramadan was granted seven-year options to purchase 125,000 shares of Common Stock, with options to purchase 25,000 shares vested immediately, and the balance to be vested in equal parts, over a four-year vesting period, on the anniversary of the date of grant.  The exercise price of all these options, vested and unvested, is set at $4.85 per share, the market closing stock price on October 23, 2007, and escalated to $5.05 on its first anniversary.  On May 26, 2009, the Company’s Board of Directors froze the exercise price at $5.05 for the entire grant.

(2)       The restricted shares vest according to an earnings formula as stipulated in Mr. Ramadan’s employment agreement. (See “Compensation Discussion and Analysis - Restricted Stock Awards” above).

(3)       Based upon the fair market value represented by the reported closing price on the over-the-counter bulletin board of $3.00 per share for the Company’s Common Stock as of December 31, 2009.

(4)       On February 4, 2007, Mr. Ramadan was granted seven-year options to purchase 50,000 shares of Common Stock, with options to purchase 12,500 shares vested immediately, and the balance to be vested in equal parts, over a three-year vesting period, on the anniversary of the date of grant.  The exercise price of these options was set at $3.75 per share.

(5)       On July 1, 2005, Mr. Ramadan was granted seven-year options to purchase 175,000 shares of Common Stock, with options to purchase 35,000 shares to be vested immediately, and the balance to be vested in equal parts, over a four-year vesting period, on the anniversary of the date of grant.  The exercise price of these options incrementally increases every six months, starting at $2.80, the closing market price on July 1, 2005, to a maximum of $4.11 on January 1, 2012.

(6)       Options to purchase an aggregate of 4,500 shares of Common Stock granted under the previous employment agreement have already vested. (See “Compensation Discussion and Analysis - Stock Options” above).

(7)       On May 26, 2009, Ms. Wagner was granted seven-year options to purchase 60,000 shares of Common Stock, of which options to purchase 15,000 shares vested immediately, and the balance to be vested in equal parts, over a three-year vesting period, on the anniversary of the date of grant.  The exercise price of these options was set at $3.50 per share, the market closing price at the date of grant.  As of December 31, 2009, options to purchase an aggregate of 10,300 shares of Common Stock have already vested.

(8)       On January 4, 2008, Mr. Mähder was granted seven-year options to purchase 10,000 shares of Common Stock, with options to purchase 2,500 shares vested immediately, and the balance to be vested in equal parts, over a three-year vesting period, on the anniversary of the date of grant.  The exercise price of these options was set at $4.10 per share, the market closing price at the date of grant.  On May 26, 2009, Mr. Mähder was granted seven-year options to purchase 45,000 shares of Common Stock, with options to purchase 11,250 shares vested immediately, and the balance to be vested in equal parts, over a three-year vesting period, on the anniversary of the date of grant.  The exercise price of these options was set at $3.50 per share, the market closing price at the date of grant.

Option Exercises and Stock Vested

No stock options were exercised and no shares of restricted stock vested for the named executive officer or for the other executives in 2009.

Nonqualified Deferred Compensation

Neither the named executive officer nor the other named executives earned any nonqualified deferred compensation in 2009.

Employment and Change of Control Agreements

We extended the employment agreement with Mr. Ramadan in 2009, pursuant to which the Company agreed to employ Mr. Ramadan as President, Chief Executive Officer and Chief Financial Officer for another year ending on December 31, 2010.  For additional information, see “Compensation Discussion and Analysis - Employment/Severance Agreements” below.

Our Company, as part of an employment agreement renewal, amended the change of control agreement with Mr. Ramadan.  See “Compensation Discussion and Analysis — Additional Components of Executive Compensation” above.

Potential Payments upon Termination of Employment or a Change in Control

The following table describes the potential payments to Mr. Ramadan, the named executive officer, upon an assumed termination of employment or a change in control as of December 31, 2009:

Payments and Benefits	Voluntary Termination	Termination for Cause	Involuntary Termination Without Cause or Termination by the Executive for Good Reason With a Change in Control	Material Breach of Agreement by Company	Death or Disability

Accrued vacation pay (a)	$—	$—	$—	$—	$—

Accrued sick pay (b)	10,000	10,000	10,000	10,000	10,000

Severance payments and benefits: (c)

Cash severance (d)			450,000	450,000

Medical and dental benefits (e)			22,000	22,000

Equity awards:

Vested stock options and restricted stock awards (f)

Unvested stock options and restricted stock awards (g)			225,000

Total payments and benefits	$10,000	$10,000	$707,000	$482,000	$10,000

(a)   There was no accrued and unused vacation time due to Mr. Ramadan as of December 31, 2009.

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

(e)   Represents the estimated present value cost of providing continued medical and dental coverage to Mr. Ramadan for an assumed period ending at the earlier of (i) the date he is entitled to receive substantially similar benefits from a subsequent employer, or (ii) 12 months from the employment termination date.  The estimated costs assume the current insurance premiums and other costs for 12 months from December 31, 2009.

(f)    All vested stock options and restricted stock awards are exercisable as set forth in Mr. Ramadan’s employment agreement or the plans under which they were granted, except upon a change in control, in which case, they must be surrendered, or otherwise converted into cash or securities of the acquirer, or exercised as required, or permitted by the terms and conditions of the change in control documents.  The vested stock options were “under water,” based on the December 31, 2009 reported closing price of the Company’s Common Stock of $3.00 per share and no shares of the restricted stock had vested as such date.

(g)   All unvested stock options and unvested restricted stocks will terminate upon the termination or expiration of the employment agreement except upon a change of control in which case they will vest on the closing date of change of control. The unvested stock options would be “under water,” based on the December 31, 2009 reported closing price of the Company’s Common Stock of $3.00 per share, while the restricted stock would be worth approximately $225,000.

Directors’ Compensation

Effective beginning the quarter ended September 30, 2003, our non-employee directors’ compensation has included a cash retainer fee of $6,250 per quarter, per member.  On January 23, 2009, the cash retainer fee was increased to $7,500 per quarter, per member, retroactive to January 1, 2009.  In addition, the non-executive chairman of our Board receives an additional $1,250 per quarter, while each chairman of our three Committees receives $625 per quarter.  To recognize the burden and importance of the Audit Committee, effective June 30, 2006, each member of this Committee has been compensated an additional $1,250 per quarter.  In connection with this change, the automatic grant of a non-qualified option to purchase 25 shares of Common Stock on the date following each fiscal quarter in which the director serves was eliminated.  All members of the Board are reimbursed for out-of-pocket expenses in connection with attending Board meetings.  Full-time employee directors of our Company do not receive any fees for board or committee meetings.

The following table sets forth information concerning compensation paid or accrued by our Company to each member of the Board of Directors during the year ended December 31, 2009.  As an employee-director, Mr. Ramadan received no compensation for his board and committee memberships.   His compensation is fully reported in the Summary Compensation Table above.

Name	Fees Earned or Paid in Cash(1)	Stock Awards	Option Awards(2)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Geoffrey B. Baker	$35,000	$—	$—	$—	$—	$—	$35,000

Timothy G. Ewing	$33,972						$33,972

Julio E. Heurtematte, Jr.	$35,000						$35,000

Malcolm M.B. Sterrett	$37,500						$37,500

(1)   Includes payment of directors’ retainer fees for service on the board of the Company.  Also includes the payment of fees for service as chairman of a board committee.  Pursuant to the Company’s adoption of the Deferred Compensation Plan in June 2006, each director elected to defer a portion of his quarterly retainer, which, for the year ended December 31, 2009, was $2,500 each for Mr. Baker, Mr. Ewing, Mr. Heurtematte and Mr. Sterrett, respectively.  Furthermore, Mr. Sterrett receives an additional $2,500 as remuneration for being the Chairman of the Board of Directors.  Mr. Ewing resigned from the Audit Committee on October 16, 2009.

(2)   Reflects the amount, if any, expensed in accordance with accounting and reporting requirements during fiscal 2009 with respect to the grants of stock options.  Until its termination in June 30, 2006, each non-employee director was granted, on a quarterly basis, non-qualified options to purchase 25 shares of Common Stock, which were fully vested on the dates of grant, and at the closing market price of the date of grant.  For a discussion of the assumptions used to establish the valuation of the stock options, reference is made to Note 12 of the “Notes to the Consolidated Financial Statements” of the Company included elsewhere here.

Employment/Severance Agreements

On December 31, 2009, our Company extended Mr. Ramadan’s employment agreement, originally dated July 1, 2005, pursuant to which we agreed to employ him as President, Chief Executive Officer and Chief Financial Officer for a renewable term of one year, ending December 31, 2010, with a current base annual salary of $450,000, which was increased from $400,000 effective April 1, 2008.  Mr. Ramadan will continue to be eligible to participate in the 2004 Equity Plan and any present or future employee benefit plans, including the 2009 Profit Sharing Plan and the Deferred Compensation Plan. He will also be reimbursed for reasonable travel and out-of-pocket expenses necessarily incurred in the performance of his duties.

As provided by Mr. Ramadan’s extended agreement and shown in the “Stock Options” and “Restricted Stock Awards” sections above, he received:  (i) a grant of seven-year options to purchase an aggregate total of 175,000 shares of the Company’s Common Stock in allotments of 35,000 shares per annum over a four-year vesting period with increasing exercise prices every six months from $2.80 per share at July 1, 2005 to $4.11 per share at January 1, 2012; and (ii) upon reaching designated earnings per share targets, up to 75,000 shares of restricted Common Stock in 25,000 share allotments.  On February 4, 2007, Mr. Ramadan was granted seven-year options to purchase 50,000 shares of Common Stock, with options to purchase 12,500 shares to be vested immediately, and the balance to be vested in equal parts, over a three-year vesting period, on the anniversary of the date of grant.  The exercise price of these options was set at $3.75 per share.  On October 23, 2007, pursuant to the Company’s 2004 Equity Plan, as amended, Mr. Ramadan was granted seven-year options to purchase 125,000 shares of Common Stock, with options to purchase 25,000 shares to be vested immediately, and the balance to be vested in equal parts, over a four-year vesting period, on the anniversary of the date of grant.  The exercise price of all these options, vested and unvested, is set at $4.85 per share, the market closing stock price on October 23, 2007, and escalated to $5.05 on its first anniversary.  On May 26, 2009, the Company’s Board of Directors froze the exercise price at $5.05 for the entire grant.

In the event the employment agreement is terminated without cause, or if he terminates his employment agreement after a change in control for good reason, as defined in the agreement, Mr. Ramadan will receive one year’s salary.  The agreement is also subject to numerous termination provisions in the event of death, disability, discharge for cause, and material breach thereof.  In addition, if our Company terminates the agreement without cause, materially breaches the employment agreement and does not cure such breach, or if Mr. Ramadan terminates the employment agreement after a change in control for good reason, we will continue to provide Mr. Ramadan with his medical insurance benefits then in effect until the date of the earlier of the commencement of his full time employment with another employer, or the first anniversary date of the termination date of the employment agreement.  Further, the employment agreement provides that unless either the Company or Mr. Ramadan notifies the other of its/his intent not to extend the term on or prior to September 30, 2009 or on or prior to each September 30th thereafter, then the term will be automatically extended for a period of one year to the next December 31st.  Accordingly, the term of Mr. Ramadan’s employment agreement was, as of October 1, 2009, automatically extended to December 31, 2010.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our Common Stock as of February 28, 2010 (the “Calculation Date”), unless otherwise noted, (a) by each shareholder who is known by the Company to own beneficially more than 5.0% of the outstanding Common Stock, (b) by each director, (c) by each executive officer named in the Summary Compensation Table above and by all executive officers and directors as a group. Unless otherwise noted, each of the shareholders listed in the table or included within a group listed in the table possesses sole voting and investment power with respect to the shares indicated, subject to community property laws where applicable. The business address for each director and officer of our Company is 545 Fifth Avenue, Suite 940, New York, New York 10017.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned (1)	Percentage of Ownership (1)
Value Partners, Ltd. (2)	3,326,679	37.6%
Special Situations Funds (3)	2,081,008	23.5
Wynnefield Funds (4)	1,160,548	13.1
SC Fundamental Funds (5)	468,735	5.3
Rami S. Ramadan (6)	441,106	4.7
Julio E. Heurtematte, Jr. (7)	27,358	*
Malcolm M.B. Sterrett (8)	27,358	*
Geoffrey B. Baker (9)	27,358	*
Timothy G. Ewing (10)	3,343,026	37.6
All directors and the executive officer as a group (5 persons) (11)	3,866,206	41.4%

*              Less than 1% of the issued and outstanding shares of the Company’s Common Stock.

(1)   The percentage of outstanding shares is based on 8,871,640 shares outstanding as of February 28, 2010 and, for certain individuals and entities, on reports filed with the SEC or on information provided directly to our Company by such individuals or entities. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from February 28, 2010 upon the exercise of options. Each beneficial owner’s percentage ownership is determined by assuming that options that are held by such person (but not those held by any other person) are exercisable within 60 days from February 28, 2010 have been exercised. Included are shares of Common Stock issuable upon the exercise of options to purchase the Company’s Common Stock.

(2)   Value Partners, Ltd. is a Texas limited partnership, managed by Ewing & Partners, whose business address is 4514 Cole Avenue, Suite 740, Dallas, Texas 75205. Mr. Timothy G. Ewing, a director of TWC, is the controlling person of Value Partners, Ltd.

(3)   AWM Investment Company, Inc. (“AWM”), whose address is 527 Madison Avenue, Suite 2600, New York, New York 10022, is the general partner of and investment adviser to the Special Situations Cayman Fund, L.P. (“SSCF”) and the investment adviser to the Special Situations Private Equity Fund, L.P. (“SSPEF”).  Austin W. Marxe and David M. Greenhouse are the principal owners of AWM.  Through their control of AWM, Messrs. Marxe and Greenhouse share voting and investment control over the portfolio securities of SSCF and SSPEF (collectively referred to as “Special Situations Funds”).  SSPEF beneficially owns 1,192,908 shares of Common Stock, of which 1,114,500 were acquired as a result of their participation in the Company’s two private placements, while SSCF beneficially owns 888,100 shares of Common Stock, of which 886,100 were acquired in the same raises.

(4)   Wynnefield Partners Small Cap Value LP and Wynnefield Partners Small Cap Value LP I are managed by Wynnefield Capital Management, LLC, while Wynnefield Small Cap Value Offshore Fund, Ltd is managed by Wynnefield Capital, Inc..  Wynnefield Capital Management, LLC (“WCM”) and Wynnefield Capital, Inc. (“WCI”) are private investment firms, whose same address is 450 Seventh Avenue, Suite 509, New York, New York 10123.  Nelson Obus and Joshua Landes share voting and investment control over the portfolio securities of WCM and WCI.  In addition, Mr. Obus beneficially owns Channel Partnership II, LP., thereby controlling in aggregate 1,160,548 shares of the Company’s Common Stock, while Mr. Landes controls 1,513,248 shares of Common Stock.  1,335,353 of these said shares were acquired as a result of their participation in TWC’s two private placements.  Currently, Wynnefield Small Cap Value Offshore Fund, Ltd. beneficially owns 364,248 shares of Common Stock; Wynnefield Partners Small Cap Value LP beneficially owns 313,500 shares of Common Stock; Wynnefield Partners Small Cap Value LP I beneficially owns 475,500 shares of Common Stock; and Channel Partnership II LP beneficially owns 7,300 shares of Common Stock.

(5)   SC Fundamental Value Funds LP (“SCFVF”) and SC Fundamental Value BVI, Ltd (“SCFVBVI”), collectively referred to as SC Fundamental Value Funds, whose address is 747 Third Avenue, 27th Floor, New York, New York 10017, were participants in TWC’s private placements in December 2005.  SCFVF is managed by SC Fundamental LLC, as general partner, and beneficially owns 211,890 shares of Common Stock, while SCFVBVI is managed by SC BVI Partners, as investment advisor, and beneficially owns 256,845 shares of Common Stock.

(6)   Consists of 3,500 shares of Common Stock, 354,500 shares subject to incentive options granted to Mr. Ramadan, of which 292,000 have vested, 8,106 shares issuable under the Deferred Compensation Plan, plus 75,000 shares of restricted stock, none of which have vested. (See “Item 11.  Executive Compensation,” above)

(7)   Includes 24,029 shares of Common Stock; 20 shares of Common Stock subject to non-qualified ten-year options granted under the Company’s 1999 Non-Employee Director Stock Option Plan (the “1999 Director Plan”) (which was subsequently merged into the 2004 Equity Plan) at the end of each calendar quarter ended March 31, 1999 through June 30, 2000; and 25 shares of Common Stock subject to non-qualified ten-year options granted under the 1999 Director Plan at the end of each calendar quarter ended September 30, 2000 through June 30, 2006, all of which were fully vested on the dates of grant.   Effective the quarter ended September 30, 2006, as part of Mr. Heurtematte’s participation in the Company’s Deferred Compensation Plan, quarterly option grants were terminated for members of the Board of Directors in lieu of a nominal increase in the annual retainer, of which a minimum of 25% is allocated to the Deferred Compensation Plan.  Mr. Heurtematte also has 2,714 shares issuable under the Deferred Compensation Plan, for which he annually contributed a portion of his retainer fees.

(8)   Includes 24,029 shares of Common Stock; 20 shares of Common Stock, subject to non-qualified ten-year options, granted under the 1999 Director Plan (which was subsequently merged into the 2004 Equity Plan) at the end of each calendar quarter ended since March 31, 1999 through June 30, 2000; and 25 shares of Common Stock subject to non-qualified ten-year options granted under the 1999 Director Plan at the end of each calendar quarter ended September 30, 2000 through June 30, 2006, all of which were fully vested on the dates of grant.  Effective the quarter ended September 30, 2006, as part of Mr. Sterrett’s participation in the Company’s Deferred Compensation Plan, quarterly option grants were terminated for members of the Board of Directors in lieu of a nominal increase in the annual retainer, of which a minimum of 25% is allocated to the Deferred Compensation Plan.  Mr. Sterrett also has 2,714 shares issuable under the Deferred Compensation Plan, for which he annually contributed a portion of his retainer fees.

(9)   Includes 24,029 shares of Common Stock; 20 shares of Common Stock, subject to non-qualified options, granted under the 1999 Director Plan (which was subsequently merged into the 2004 Equity Plan) for the calendar quarter ended March 31, 1999; 20 shares of Common Stock subject to non-qualified ten-year options granted under the 1999 Director Plan at the end of each quarter ended since September 30, 1999 through June 30, 2000; and 25 shares of Common Stock subject to non-qualified ten-year options granted under the 1999 Director Plan at the end of each calendar quarter ended September 30, 2000 through June 30, 2006, all of which were fully vested on the dates of grant.  Effective the quarter ended September 30, 2006, as part of Mr. Baker’s participation in the Company’s Deferred Compensation Plan, quarterly option grants were terminated for members of the Board of Directors in lieu of a nominal increase in the annual retainer, of which a minimum of 25% is allocated to the Deferred Compensation Plan.  Mr. Baker also has 2,714 shares issuable under the Deferred Compensation Plan, for which he annually contributed a portion of his retainer fees.

(10) Mr. Timothy G. Ewing is the managing partner of Ewing & Partners, which manages Value Partners, Ltd.  His beneficial ownership includes 3,326,679 shares of Common Stock, held by Value Partners, Ltd. (See also Note (2) above).  Effective the quarter ended September 30, 2006, as part of Mr. Ewing’s participation in the Company’s Deferred Compensation Plan, quarterly option grants were terminated for members of the Board of Directors in lieu of a nominal increase in the annual retainer, of which a minimum of 25% is allocated to the Deferred Compensation Plan.  In addition to his beneficial ownership of Value Partners, Mr. Ewing also has 16,347 shares issuable under the Deferred Compensation Plan, for which he annually contributed a portion of his retainer fees.

(11) See Notes (6), (7), (8), (9) and (10) above.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

With respect to the determination of director independence, please see Part III, Item 10. Directors, Executive Officers and Corporate Governance — “Information about our Board and its Committees.”

The Company did not engage in any transactions during 2009, and has no plans to engage in any transactions during 2010, in excess of $120,000 in which any director, executive officer or shareholder owning 5% or more of the Common Stock (a “5% shareholder”) of the Company or any immediate family member of any director, executive officer or 5% shareholder of the Company had or has a direct or indirect material interest.

Item 14.  Principal Accounting Fees and Services.

Rothstein, Kass & Co., P.C., our principal independent accountants, provided audit and non-audit services to the Company in 2009 and 2008, which are described below.  We have been advised by Rothstein, Kass & Co., P.C. that neither that firm nor any of its associates has any relationship with our Company or its subsidiaries other than the usual relationship that exists between independent accountants and clients.

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

The following table shows the fees that were billed to the Company by Rothstein, Kass & Co., P.C. for professional services rendered for the fiscal years ended December 31, 2009 and December 31, 2008.

Fee Category	2009	2008
Audit Fees	$190,000	$170,000

Audit-related Fees	10,000	8,000

Tax Fees	35,000	30,000

All Other Fees

Total Fees	$235,000	$208,000

Audit Fees.  This category includes fees for the audit of the Company’s annual financial statements, review of financial statements included in the Company’s quarterly reports on Form 10-Q and services that are normally provided by Rothstein, Kass & Co., P.C. in connection with statutory and regulatory filings or engagements.

Audit-Related Fees.  This category includes fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not included above under “Audit Fees.”

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

A copy of any exhibits listed or referred to herein will be furnished at a reasonable cost to any person who was a shareholder of our Company as of February 28, 2010, upon written request from any such person. Requests should be sent to: Jill A. Yarussi, Corporate Secretary, Trans World Corporation, 545 Fifth Avenue, Suite 940, New York, New York 10017.

TRANS WORLD CORPORATION
EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

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

Incorporated by reference to Exhibit 4(1) contained in the Form 8-K filed on April 14, 1998 (File No.0-25244).

4.3	Indenture dated March 31, 1998, as supplemented on October 29, 1998, October 15, 1999 and September 10, 2001, between TWC International U.S. Corporation and U.S. Trust Company of Texas, N.A.	Incorporated by reference to Exhibit 4(III) contained in the Form 8-K filed on April 14, 1998 (File No. 0-25244).

4.4	Series A Warrant to Purchase Common Stock dated March 31, 1998	Incorporated by reference to Exhibit 4(VI) contained in the Form 8-K filed on April 14, 1998 (File No. 0-25244).

4.5	Series B Warrant to Purchase Common Stock dated March 31, 1998	Incorporated by reference to Exhibit 4(VII) contained in the Form 8-K filed on April 14, 1998 (File No. 0-25244)..

4.6	Series C Warrant to Purchase Common Stock dated March 31, 1998	Incorporated by reference to Exhibit 4(II) contained in the Form 8-K filed on April 14, 1998 (File No. 0-25244).

4.7	Series G Warrant to Purchase Common Stock dated March 31, 1999	Incorporated by reference to Exhibit 10.49 contained in the Form 10-KSB filed on May 30, 2000 (File No. 0-25244).

4.8	Agreement to Amend Warrants dated March 31, 1998 among the Company and the named Holders	Incorporated by reference to Exhibit 4(VIII) contained in the Form 8-K filed on April 14, 1998 (File No. 0-25244).

10.1	1993 Incentive Stock Option Plan	Incorporated by reference to Exhibit 10.13 contained in the registration statement on Form SB-2 (File No. 33-85446-A).

10.2	Loan Agreement dated June 11, 1997 between the Company and Value Partners	Incorporated by reference to Exhibit 10.36 contained in the Form 8-K filed on June 17, 1997 (File No. 0-25244).

10.3	Loan Agreement dated October 27, 1997, between Value Partners, and the Company	Incorporated by reference to Exhibit 10.39 contained in the Form 10-QSB for the quarter ended September 30, 1997, filed on November 12, 1997 (File No. 0-25244).

10.4	Employment Agreement between the Company and Rami S. Ramadan dated July 12, 1999	Incorporated by reference to Exhibit 10.1 contained in the Form 8-K filed on July 13, 1999 (File No. 0-25244).

10.5	Amendment to Employment Agreement between the Company and Rami S. Ramadan dated July 1, 2002	Incorporated by reference to Exhibit 10.5 contained in the Registration Statement on Form S-4 (File No. 333-101028).

10.6	1998 Incentive Stock Option Plan	Incorporated by reference to Exhibit 10.46 contained in the Form 10-KSB filed on May 26, 2000 (File No. 0-25244).

10.7	1999 Non-Employee Director Stock Option Plan	Incorporated by reference to Exhibit 10.47 contained in the Form 10-KSB filed on May 26, 2000 (File No. 0-25244).

10.8	Form 12% Secured Senior Note due March 2005	Incorporated by reference to Exhibit 10.48 contained in the Form 10-KSB filed on May 26, 2000 (File No. 0-25244).

10.9	English Restatement of the Spanish Agreement of Sale of Casino de Zaragoza	Incorporated by reference to Exhibit 99.2 contained in the Form 8-K filed on January 9, 2002 (File No. 0-22544).

10.10	Form of Fourth Supplemental Trust Indenture by and among Trans World Corporation, TWG International U.S. Corp., TWG Finance Corp. and the Bank of New York Trust Company of Florida, N.A. (as Trustee)	Incorporated by reference to Exhibit 10.10 contained in the Registration Statement on Form S-4 (File No. 333-101028).

10.11	Waiver and Forbearance of Covenant Violations (Interest) — Primary Indenture	Incorporated by reference to Exhibit 10.11 contained in the Registration Statement on Form S-4 (File No. 333-101028).

10.12	Waiver and Forbearance of Covenant Violations (Interest) — Finance Indenture	Incorporated by reference to Exhibit 10.12 contained in the Registration Statement on Form S-4 (File No. 333-101028).

10.13	Indemnification Agreement by and between Value Partners, Ltd., Trans World Corporation and TWG International U.S. Corporation dated February 12, 2003	Incorporated by reference to Exhibit 10.13 contained in the Registration Statement on Form S-4 (File No. 333-101028).

10.14	Agreement and Plan of Recapitalization dated June 25, 2003 between the Company and the named Holders	Incorporated by reference to Exhibit 4.9 contained in the Registration Statement on Form S-4 (File No. 333-101028).

10.15	Form of 8% Rate Promissory Note due 2006	Incorporated by reference to Exhibit 4.10 contained in the Registration Statement on Form S-4 (File No. 333-101028).

10.16	Form of Variable Rate Promissory Note due 2010	Incorporated by reference to Exhibit 4.11 contained in the Registration Statement on Form S-4 (File No. 333-101028).

10.17	2004 Equity Incentive Plan, as amended

Incorporated by reference to Appendix E contained in the Proxy Statement for the 2004 Annual Meeting and from the discussion contained at page 12-14 of the proxy statement for the 2005 Annual Meeting, at page 14-15 of the proxy statement for the 2006 Annual Meeting, and at page 14-15 of the proxy statement for the 2007 Annual Meeting (File No. 0-25244).

10.18	Renewal and Amendment of Employment Agreement between the Company and Rami S. Ramadan, Effective as of July 1, 2005	Incorporated by reference to Exhibit 10.18 contained in the Form 10-KSB filed on March 17, 2006 (File No. 0-25244).

14.0	Code of Ethics	Incorporated by reference to Exhibit 14.0 contained in the 2008 Proxy Statement filed on May 14, 2008 (File No. 0-25244).

21.0	Subsidiaries	Filed herewith.

23.0	Consent of Rothstein, Kass & Company, P.C., Independent Registered Public Accounting Firm	Filed herewith - on page 24 of this report.

31.0	Section 302 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith.

32.0	Section 906 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS WORLD CORPORATION
(Registrant)

Dated: March 10, 2010
	By:	/s/ Rami S. Ramadan
Rami S. Ramadan
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant on March 10, 2010 in the capacities indicated.

Signature and Title

/s/ Rami S. Ramadan
Director, President, Chief Executive Officer and Chief Financial officer (Principal Executive Officer and Principal Accounting Officer)

/s/ Geoffrey B. Baker
Director

/s/ Timothy G. Ewing
Director

/s/ Julio E. Heurtematte, Jr.
Director

/s/ Malcolm M.B. Sterrett
Director and Chairman of the Board