Form 10-Q
period 2010-03-31
TRANS WORLD CORP
filed 2010-05-05
CIK 914577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of outstanding shares of the registrant’s common stock as of May 4, 2010 was 8,871,640.

TRANS WORLD CORPORATION AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2010

i

ITEM 1.  FINANCIAL STATEMENTS

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2010 and December 31, 2009

(in thousands, except for share data)

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$4,257	$2,582
Prepaid expenses	1,022	1,026
Notes receivable, current portion	225	225
Other current assets	580	1,897

Total current assets	6,084	5,730

PROPERTY AND EQUIPMENT, less accumulated depreciation of of $9,531 and $9,316, respectively	36,733	38,203

OTHER ASSETS:
Goodwill	6,408	6,577
Notes receivable, less current portion	1,267	1,309
Deposits and other assets	3,204	1,849

Total other assets	10,879	9,735

	$53,696	$53,668

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Long-term debt, current maturities	$3,556	$3,521
Capital lease, current portion	45	50
Accounts payable	832	1,206
Interest payable	257	218
Czech tax accrual	4,948	4,459
Accrued expenses and other current liabilities	1,396	1,659

Total current liabilities	11,034	11,113

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	7,620	6,983
Capital lease, less current portion	56	57

Total long-term liabilities	7,676	7,040

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 4,000,000 shares authorized, none issued
Common stock, $.001 par value, 20,000,000 shares authorized, 8,871,640 shares, issued and outstanding, respectively	9	9
Additional paid-in capital	51,776	51,710
Accumulated other comprehensive income	8,201	9,083
Accumulated deficit	(25,000)	(25,287)

Total stockholders’ equity	34,986	35,515

	$53,696	$53,668

See accompanying notes to condensed consolidated interim financial statements.

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

Three Months Ended March 31, 2010 and 2009

(in thousands, except for share data)

	Three Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)

REVENUES	$8,631	$7,817

COSTS AND EXPENSES:
Cost of revenues	4,681	4,087
Depreciation and amortization	511	453
Selling, general and administrative	2,976	2,445
	8,168	6,985

INCOME FROM OPERATIONS	463	832

OTHER EXPENSE:

Interest expense, net	(176)	(179)

NET INCOME	287	653

Other comprehensive loss, foreign currency translation adjustments, net of tax	(882)	(3,291)

COMPREHENSIVE LOSS	$(595)	$(2,638)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	8,871,640	8,866,068
Diluted	8,962,164	8,929,694

EARNINGS PER COMMON SHARE:
Basic	$0.03	$0.07
Diluted	$0.03	$0.07

See accompanying notes to condensed consolidated interim financial statements.

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2010 and 2009

(in thousands)

	Three Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$287	$653
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	511	453
Stock-based compensation expense	63	26
Stock issued for services		18
Deferred compensation to be paid as stock	3	3
Changes in operating assets and liabilities:
Prepaid expenses and other current assets		(342)
Deposits and other assets	(10)
Accounts payable	(372)	243
Interest payable	39	39
Czech tax accrual	610	441
Accrued expenses and other current liabilities	(205)	191
NET CASH PROVIDED BY OPERATING ACTIVITIES	926	1,725

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(78)	(62)
Investment into Hotel Savannah and the Spa	(30)	(2,070)
NET CASH USED IN INVESTING ACTIVITIES	(108)	(2,132)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from IMT loan	1,315
Payments of long-term debt	(403)
NET CASH PROVIDED BY FINANCING ACTIVITIES	912	—

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(55)	(608)

NET INCREASE (DECREASE) IN CASH	1,675	(1,015)

CASH:
Beginning of period	2,582	3,676

End of period	$4,257	$2,661

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$138	$140

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired via accounts payable	$2	$136

See accompanying notes to condensed consolidated interim financial statements.

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(in thousands, except for share data)

1.              Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated interim financial statements of Trans World Corporation and Subsidiaries (collectively, the “Company,” “TWC,” “we,” “our” or “us”) as of March 31, 2010 and December 31, 2009 and for the three months ended March 31, 2010 and 2009 reflect all adjustments of a normal and recurring nature to fairly present the consolidated financial position, results of operations and cash flows for the interim periods.  The financial statements of all foreign subsidiaries consolidated herein have been converted in accordance with accounting principles generally accepted in the United States of America (“US GAAP” or “GAAP”) for financial presentation purposes.  All significant intercompany transactions and account balances have been eliminated in consolidation.  These unaudited condensed consolidated interim financial statements have been prepared by the Company according to the instructions of Form 10-Q and pursuant to the U.S. Securities and Exchange Commission’s (“SEC”) accounting and reporting requirements under Regulations S-X and S-K.  Pursuant to these instructions, certain financial information and footnote disclosures normally included in such consolidated financial statements have been condensed or omitted.

In management’s opinion, all adjustments considered necessary for fair presentation of financial position, results of operations and cash flows of the Company have been included.  These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results that may occur for the year ending December 31, 2010.

The condensed consolidated balance sheet as of December 31, 2009 was derived from the Company’s audited financial statements but does not include all disclosures required by US GAAP.

2.              Commitments and Contingencies

Lease Obligations - The Company is obligated under several operating leases expiring through 2018.  Future aggregate minimum annual rental payments under all of these leases for the next five years are as follows:

Twelve Months Ending March 31,
2011	$81
2012	$78
2013	$79
2014	$81
2015	$82

Rent expense under these operating leases was approximately $20 and $23 for the three months ended March 31, 2010 and 2009, respectively.

The Company is also obligated under certain five-year, slot equipment operating leases, the projected costs of which are not included in the table above due to fluctuating inventory, expiring in 2011 and 2012, which provide for a monthly fixed rental fee per slot machine, and an option for replacement to a different/newer machine during the term of the lease.  In the first quarter of 2010, the Company’s slot lease expenses were approximately $580 versus $495 in the comparable period in 2009, an increase of $85 due mainly to the addition of 20 slot machines.

Employment Agreements - The Company’s July 1, 2005 employment agreement with its Chief Executive Officer (“CEO”), Mr. Rami S. Ramadan, absent the intervention of either party by September 30th of each year, will renew automatically for another calendar year, currently ending December 31, 2011.  In addition to a perpetually renewable employment term of one year absent the intervention of either party, the agreement provides for annual compensation, plus participation in the Company’s benefits programs and equity incentive plans.  As of March 31, 2010, approximately $338 of annual compensation remains payable in 2010.

Pursuant to the renewal of the employment agreement with Mr. Ramadan in July 2005, Mr. Ramadan was granted seven-year options to purchase 175,000 shares of Common Stock, of which options to purchase 35,000 vested immediately, and the balance of which vested in equal parts, over a four-year vesting period, on the anniversary of the date of grant.  As of March 31, 2010, these options have all been vested.  The exercise price of these options incrementally increases every six months, starting at $2.80 on July 1, 2005 to a maximum of $4.11 on January 1, 2012.  Also pursuant to this July 2005 employment agreement, upon reaching designated earnings per share targets, Mr. Ramadan will be granted 75,000 restricted shares of the Company’s Common Stock in 25,000 allotments.  None of the restricted shares have been vested to date.

On February 4, 2007, Mr. Ramadan was granted seven year options to purchase 50,000 shares of Common Stock, of which options to purchase 12,500 shares vested immediately, and the balance of which vested in three equal parts, over a three-year vesting period, on the anniversary of the date of grant.  As of March 31, 2010, these options have all been vested.  The exercise price of these options was set at $3.75 per share, the closing price on the date of grant.

Further, on October 23, 2007, pursuant to the Company’s 2004 Equity Incentive Plan, Mr. Ramadan was granted seven year options to purchase 125,000 shares of Common Stock, with options to purchase 25,000 shares that vested immediately, and the balance to be vested in four equal parts, over a four-year vesting period, on the anniversary of the date of grant.  As of March 31, 2010, only 50,000 options remain unvested.  The exercise price of all these options, vested and unvested, is set at $4.85 per share, the closing stock price on October 23, 2007, and escalated to $5.05 on its first anniversary.  On May 26, 2009, the Company’s Board of Directors froze the exercise price at $5.05 for the entire grant.

The weighted average exercise price of all of Mr. Ramadan’s vested options was $4.03 at March 31, 2010.  No vested options have been exercised by Mr. Ramadan as of this date.

401 (k) and Profit Sharing Plan - The Company maintains a contributory 401(k) plan and a profit sharing plan.  These plans are for the benefit of all eligible corporate employees, who may have up to 16.5% of their salary withheld, not to exceed the maximum federally allowed amount.  The Company makes an employer-matching contribution of 60 cents for each employee dollar contributed, per each pay period.

Taxing Jurisdiction - The Czech Republic currently has a number of laws related to various taxes imposed by governmental authorities.  Applicable taxes include gaming tax, value-added tax (“VAT”), charity tax, and payroll (social) taxes.  Tax declarations, together with other legal compliance areas (e.g. customs and currency control matters) are subject to review and investigation by a number of governmental authorities, which are enabled by law to impose severe fines, penalties and interest charges, create tax risks in the Czech Republic.  Management believes that it has adequately provided for its Czech tax liabilities.

Legal Proceedings - The Company is often subject to various contingencies, the resolutions of which, its management believes will not have a material adverse effect on the Company’s consolidated financial position or results of operations.  TWC was not involved in any material litigation during the quarter ended March 31, 2010, or through the date of this filing.

3.              Liquidity

As of March 31, 2010, the Company had a working capital deficit of approximately $4,950, a decrease in the deficit of $433 compared to the working capital deficit of $5,383 at December 31, 2009.  This deficit reduction for the three months ended March 31, 2010 was primarily due to the positive net income earned.

In December 2009, through its Czech subsidiary, American Chance Casinos a.s. (“ACC”), the Company extended a 3-year, 1% per annum, balloon payment loan of approximately EUR 931, or approximately $1,334, to KC Bidding, Kft., a Hungarian subsidiary that is 25% owned by ACC.  The purpose of the loan was to enable KC Bidding Kft. to fund 25%, or EUR 930, of the required share capital of SDI Europe Kft., a wholly-owned Hungarian subsidiary and holder of a concession contract for the operation of a Class I casino in the Central Transdanubian region of Hungary.  The 75% balance of the required share capital of SDI Europe Kft. was funded by TWC’s partner in KC Bidding, Kft., Vigotop Limited, a Cyprus-based company.  In January 2010, I.M.T. LLC, a Delaware-based company that is owned by a principal of Vigotop Limited extended a 3-year, 2.1505% per annum, balloon payment loan of EUR

910, or $1,315, to ACC.  The TWC loan to KC Bidding Kft. is recognized as a non-current asset on its balance sheets, while the loan from I.M.T. LLC is recognized as a long-term obligation.

On November 4, 2009, TWC received a new credit facility from Commerzbank Aktiengesellschaft, pobočka Praha (“Commerzbank”), which allowed the Company to retire its then existing revolving credit facility and replace it with a combination of a long-term loan and a new smaller revolving credit line.  The credit facility was provided in two tranches: CZK 125,000 (or approximately $6,600 at the March 31, 2010 exchange rate) amortized, 4-year term loan with interest based on the three-month Prague Interbank Offered Rate (“PRIBOR”) plus 500 basis points, and a CZK 40,000 (or approximately $2,100 million at the same exchange rate) two-year, revolving credit line, with interest based on, depending on each draw request, the one, two, three or six-month PRIBOR plus 400 basis points, with the Company’s option to renew the term for one-year.  The revolving credit line will be reduced to CZK 35,000 (or approximately $1,900 million at the same exchange rate) after 12 months from the signing date.  The new credit facilities include financial covenants, security and requirements, which notably are: (i) a mandatory annual prepayment that requires that 25% of the borrower’s excess cash above a certain annually-escalating bank balance at the end of each fiscal year be applied toward the term loan’s principal balance; (ii) the pledge of the Route 59 and Route 55 casinos and other guarantees as security; and (iii) the term loan to be repaid quarterly in equal principal installments, with the applicable three-month PRIBOR rate plus the said basis points.  As of March 31, 2010, the Company had fully drawn down the credit facility’s limit of CZK 40,000.  In addition, the Company was in compliance with two of three financial covenants, namely the debt to equity ratio and the earnings before interest and taxes (“EBIT”) to interest expense ratio.   The third ratio, total debt to earnings before interest, taxes and depreciaton and amortization (“EBITDA”), was 2.31 versus 2.25, the required maximum limit.  Commerzbank waived the non-compliance, as the variance of 0.06 was deemed non-material.  The Company believes that it could meet all future quarterly covenant tests, due to the fact that, historically, the first quarter is the weakest earnings quarter for the Company and that the Company’s debt would be amortized or reduced in subsequent quarters.

The Company’s management believes that its cash resources at March 31, 2010, in addition to the anticipated cash to be provided by existing operations, will be sufficient to satisfy its accounts payable and other current obligations and fund its operating activities for the next twelve months.  In furtherance of this objective, in April 2010, the Company opted to utilize a payment schedule, ending September 2010, permitted by the Czech Ministry of Finance to remit its 2009 gaming tax obligations of Czech Korunas (“CZK”) 31,000, or about $1,640.  The schedule of 2010 payments is as follows: (i) CZK 16,000, or approximately $845 on April 12th, which has been paid; (ii) CZK 5,000, or approximately $264, individual installments due on July 25th, August 25th, and September 25th.

However, should cash from operations be insufficient to cover the above objectives, the Company may seek to raise additional capital in order to fund its current liabilities, operations and growth strategies.  There is no guarantee that such funds will be available to TWC at favorable terms or at all, in which case the Company may decide to reduce its operations and its development plans.  The Company has no other major capital expenditures planned for the remainder of 2010.

4.              Summary of Selected Significant Accounting Policies

(a)          Revenue recognition - The Company complies with requirements for revenue recognition in financial statements.  Casino revenue is defined as the net win from gaming activities, which is the difference between gaming wagers and the amount paid out to patrons, and is recognized on the day it is earned.  Revenues generated from ancillary services, including lodging, sales of food, beverage, cigarettes, and casino logo merchandise are recognized at the time the related services are performed and represent, in the aggregate, less than three percent of total revenues.

(b)         Earnings per share - The Company complies with accounting and disclosure requirements regarding earnings per share.  Basic earnings (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per common share incorporate the dilutive effect of common stock equivalents on an average basis during the period.  The Company’s common stock equivalents currently include stock options, warrants and deferred compensation stock.  Thus, unexercised stock options to purchase 838,585 and 429,135 shares as of March 31, 2010 and March 31, 2009, respectively were included in the computation of diluted earnings per common share, if such unexercised stock options were “in-the-money” and vested.  Warrants to purchase 75,000 shares were also included, if they were “in-the-money” and vested.  In addition, 46,414 issuable shares, as of March 31, 2010, under the Company’s Deferred Compensation Plan were also included in the computation.

A table illustrating the impact of dilution on earnings per share, based on the treasury stock method, is presented below:

	(UNAUDITED)
(amounts in thousands, except for	For the Three Months Ended March 31,
share information)	2010	2009
Basic Earnings Per Share:
Net earnings	$287	$653
Weighted average common shares	8,871,640	8,866,068
Basic earnings per share	$0.03	$0.07

Diluted Earnings Per Share:
Net earnings	$287	$653
Weighted average common shares	8,871,640	8,866,068
Addition due to the effect of dilutive securities:
Stock options and warrants (1)	44,110	36,135
Stock issuable under the Deferred Compensation Plan	46,414	27,491
Dilutive potential common shares	8,962,164	8,929,694
Diluted earnings per share	$0.03	$0.07

(1) per the treasury stock method.

(c)          Goodwill - Goodwill represents the excess of the cost of the Company’s Czech subsidiaries over the fair value of their net assets at the date of acquisition, which consisted of the Ceska and Rozvadov casinos and the land in Hate (currently, the Route 59 Casino).  Goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test.  The Company has allocated the goodwill over two reporting units that are components of the operating segment “Czech subsidiaries” and are classified as the “German reporting unit” which consists of the Ceska and Rozvadov casinos and the “Austrian reporting unit” which consists of the Route 55 and Route 59 casinos and the Hotel Savannah.  The impairment assessment requires the Company to compare the fair value of its two reporting units to their respective carrying values to determine whether there is an indication that an impairment exists.  The fair value of the two reporting units were determined through a combination of recent appraisals of the Company’s real property and a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”), which was based on the Company’s experience and data from independent, third parties.  As required, the Company performed its required annual fair-value based testing of the carrying value of goodwill related to its two reporting units at September 30, 2009, and determined that goodwill was not impaired.  The Company will perform its required annual assessment of goodwill during the third quarter of 2010.  There were no indicators of impairment present during the interim periods following the testing date, therefore the Company determined that there was no impairment of goodwill at March 31, 2010.

(d)         Property and Equipment - Property and equipment is stated at cost less accumulated depreciation and amortization.  TWC capitalizes the cost of improvements that extend the life of the asset and expenses maintenance and repair costs as incurred.  The Company provides for depreciation and amortization using the straight-line method over the following estimated useful lives:

Asset	Estimated Useful Life

Building and improvements	5-50 years
Gaming equipment	4-12 years
Furniture, fixtures and other equipment	4-12 years

At March 31, 2010 and December 31, 2009, property and equipment consisted of the following:

	As of March 31, 2010	As of December 31, 2009
	(unaudited)
Land	$2,629	$3,569
Building and improvements	32,010	32,307
Furniture, fixtures and other equipment	11,625	11,643

	46,264	47,519
Less accumulated depreciation and amortization	(9,531)	(9,316)

	$36,733	$38,203

(e)          Impairment for long-lived assets - The Company adheres to GAAP for the impairment on disposal of long-lived assets and periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may be recoverable.  If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived assets, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists.  If an asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value. An estimate of the asset’s fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. The Company reports an asset to be disposed of at the lower of its carrying value or its estimated net realizable market value. There were no impairment losses for long-lived assets recorded for the three months ending March 31, 2010.

(f)            Foreign currency translation - The Company complies with requirements for foreign currency translation, where for foreign subsidiaries whose functional currency is the local foreign currency, balance sheet accounts and cash flows are translated at exchange rates in effect at the end of each reporting period and resulting translation adjustments are included in “accumulated other comprehensive income.”  Statement of operations accounts are translated by applying the monthly averages of the daily exchange rates of one (1) US dollar (“USD”) to the CZK on the respective monthly local Czech statement of operations accounts for the period.

The impact of foreign currency translation on goodwill is presented below:

	Applicable	Goodwill
	Foreign Exchange	German		Austrian
As of March 31, 2010 (in thousands, except FX)	Rate (“FX”) (2)	reporting unit		reporting unit		Total

Residual balance, as of January 1, 2003 (in USD) (1)		USD	3,042	USD	537	USD	3,579

USD residual balance (A), translated at June 30, 1998 (date of acquisition), at FX rate of:	33.8830	CZK	103,077	CZK	18,190	CZK	121,267

2003 CZK balance, translated to USD, at March 31, 2010 at FX of:	18.9241	USD	5,447	USD	961	USD	6,408

Net increase to Goodwill (adjustment made to Translation Adjustment in consolidation):		USD	2,405	USD	424	USD	2,829

(1)          Goodwill was amortized over 15 years until the Company started to comply with GAAP requirements, as of January 1, 2002.  This balance represents the remaining, unamortized goodwill, after an impairment charge taken prior to January 1, 2003.

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

(h)         Comprehensive loss — The Company complies with requirements for reporting comprehensive income.  Those requirements establish rules for reporting and display of comprehensive income (loss) and its components.  Furthermore, they require the Company’s change in the foreign currency translation adjustments to be included in other comprehensive income.

(i)    Promotional allowances — Promotional allowances primarily consist of food and beverages and, to certain of its valuable players, hotel accommodations, all of which are furnished gratuitously.  For the three months ended March 31, 2010 and 2009, revenues do not include the retail amount of food and beverages and hotel accommodations of $1,505 and $813, respectively, provided at no-charge to customers. The retail value of the food and beverages given away is determined by dividing the food and beverage costs charged to the gaming operation of $668 and $302, for the respective periods, by the average percentage of cost of food and beverages sold.  The cost of hotel accommodations is either the out-of-pocket expenses paid to other hotels or the retail charge of rooms at the Hotel Savannah. The promotional allowances are summarized below:

	(UNAUDITED)
	For the Three Months Ended
	March 31,
(amounts in thousands)	2010	2009
Cost of gratuitous food and beverages (A)	668	302
Average cost of food and beverages sold(B)	44.8%	37.3%

Retail value of food and beverages (A/B)	$1,491	$810
Cost of hotel accommodations	14	3
Total promotional allowances	$1,505	$813

(j)    Czech taxes — The majority of TWC’s revenues are derived from gaming operations in the Czech Republic, which are subject to gaming taxes only, while its non-gaming revenues, which are not material, have correspondingly non-material corporate income tax liabilities under Czech law. For the three months ended March 31, 2010, TWC’s gaming taxes were approximately $402, compared with $405 for the comparable period of 2009.  Gaming taxes are computed on gross gaming revenues, which is comprised of live (table) games and slot games revenues. For live game revenue, the applicable taxes and fees are: (i) a 10% administration tax; (ii) a 1% state supervision fee; and (iii) a charity contribution (tax) (herein referred to as the charity tax) according to a gross revenue formula specified by the Czech Ministry of Finance, net of the aforementioned taxes and fees. The applicable charity tax rate is determined separately on annual live game and slot game revenues, net of the above taxes and fees.  Therefore, for all gaming revenue, net of applicable taxes and fees, up to CZK 50,000 (or approximately $2,600 at the March 31, 2010 exchange rate), a 6% charity tax applies; up to CZK 100,000 (or around $5,300 at the same exchange rate), an 8% rate applies; up to CZK 500,000 (or approximately $26,400 at the same exchange rate), a 10% rate applies; and above the CZK 500,000 gaming revenue threshold, a 15% rate applies.  For slot game revenue, the applicable assessment is the charity tax for publicly beneficial, cultural, sporting and welfare purposes, net of local (municipality) administration and slot state-licensing fees. Charity taxes for the three ended March 31, 2010 were $678, versus $615 for the comparable period in 2009.

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

On April 8, 2010, the Company opted to utilize a payment schedule, ending September 2010, permitted by the Czech Ministry of Finance to remit its 2009 gaming tax obligations of approximately CZK 31,000, or $1,640.  The schedule of 2010 payments is as follows: (i) CZK 16,000, or approximately $845 on April 12th, which has been paid; (ii) CZK 5,000, or $264, individual installments due on July 25th, August 25th, and September 25th.

In conformity with the European Union (“EU”) taxation legislation, when the Czech Republic joined the EU in 2004, its value added tax (“VAT”) increased from a range of 5% to 22%, beginning in January 2004, up to a range of 9% to 19%, by December 31, 2009 for all intra-EU generated purchases. All non-EU generated purchases were impacted by identical VAT increases, beginning in May 2004.  Beginning January 1, 2010, VAT rates will increase to a range of 10% to 20% in the Czech Republic.  The Company pays its VAT directly to its vendors in connection with any purchases that are subject to this tax.  Unlike in other industries, VATs are not recoverable for gaming operations.  As for the Company’s new hotel operation, Hotel Savannah, the recoverable VAT was non-material for the three month periods in 2010 and 2009, respectively.

(k)   Income taxes — The Company complies with accounting and reporting requirements with respect to accounting for income taxes, which require an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed for differences between the financial statement and the tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.  In July 2006, accounting for uncertainty in income taxes created a single accounting and disclosure model for uncertain tax positions, provides guidance on the minimum threshold that a tax uncertainty is required to meet before it can be recognized in the financial statements and applies to all tax positions taken by a company, both those deemed to be routine as well as those for which there may be a high degree of uncertainty.  During the period ended March 31, 2010, the Company recognized no adjustments for uncertain tax positions.

(l)    Recently issued and adopted accounting standards:

In December 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-17, Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU No. 2009-17”). ASU No. 2009-17 requires a qualitative approach for determining the primary beneficiary of a variable interest entity and replaces the quantitative evaluation previously set forth under FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities.” This approach is focused on identifying the reporting entity that has the ability to direct the activities of a variable interest entity that most significantly affects the entity’s economic performance and has the obligation to absorb the entity’s losses or has the right to receive benefits from the entity. ASU No. 2009-17, among other things, will require enhanced disclosures about a reporting entity’s involvement in variable interest entities. The guidance under ASU No. 2009-17 will become effective for the first annual period beginning after November 15, 2009, and interim periods within that first annual period. The Company adopted the pronouncement on January 1, 2010 resulting in no impact to the Company’s consolidated balance sheets, statements of income and cash flows.

In February 2010, the FASB issued ASU No. 2010-09, which requires that an SEC filer, as defined, evaluate subsequent events through the date that the financial statements are issued. The update also removed the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. The adoption of this guidance on January 1, 2010 did not have a material effect on the Company’s consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-16 which requires that an entity should not accrue a jackpot liability (or portions thereof) before the jackpot is won if the entity can avoid paying that jackpot.  Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot.  The guidance will become effective for the first annual period beginning after December 15, 2010 and the interim periods within that first annual period.  The Company is assessing what impact, if any, adoption of this standard will have on its condensed consolidated financial statements.

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

•              the effect of competition in our markets;

•              the political, legislative, and regulatory climates and changes upon our business;

•              the impact of fluctuations of currencies on revenue we receive or expenses we incur; and,

•              other factors described in our Form 10-K for the year ended December 31, 2009 under the headings “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk.”

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

Nature of Business and Competition

We are engaged in the acquisition, development and management of niche casino operations in Europe, which feature gaming tables and mechanized gaming devices, such as video slot machines, as well as the acquisition, development and the management of small to midsize hotels, which may include casino facilities.  Our expansion into the hotel industry was founded on management’s belief that hotels in the small to midsize boutique class are complementary to our casino brand; that opportunities in one of these two industries often lead to, or are tied to, opportunities in the other industry; and that a more diversified portfolio of assets will give us greater stability and make us more attractive to potential investors.  Further, several of our top management executives have extensive experience in the hotel industry.  In this pursuit, we have developed our first hotel, Hotel Savannah, a 77-room, European four-star deluxe hotel, adjoining our Route 59 Casino, which primarily draws customers from the Vienna regional area.

Currently, we own and operate four casinos in the Czech Republic (“CZ”), and manage, under a 10-year management contract expiring in 2017, a casino and nightclub in Croatia.  With respect to our Czech casinos, two are located in the western part of the CZ, close to the border of Germany.  The larger of the two, located in Ceska Kubice (“Ceska”), currently has four competitors. The smaller one is located in the town of Rozvadov (“Rozvadov”), and currently has one competitor.  The other two Czech casinos are located in the southern part of the CZ, close to the

Austrian border.  The larger of these two, “Route 55,” located in Dolni Dvoriste, has two competitors, and the other casino, “Route 59,” which recently underwent a major building expansion and renovation, is located in Hate, near Znojmo, and currently has two competitors.  On April 16, 2009, we officially launched our newly constructed 77-room, European four-star hotel, Hotel Savannah.  The hotel is connected to our Route 59 casino with the joint facility’s main restaurant linking the two buildings.  Along with the hotel operation, we also launched a full-service spa operation, the Spa at Hotel Savannah (the “Spa”), which is attached to Hotel Savannah.  The Spa, which feature Ayurvedic massage therapies and an indoor pool, opened on March 16, 2009.  The Croatian casino and adjoining nightclub (collectively known as the “Grand Casino Lav”), is located in the Grand Hotel Lav resort in the city of Podstrana, near Split, Croatia.  The Grand Casino Lav’s revenues and expenses are recognized on the owner’s books.  We derive only management fee income from the performance results of the Grand Casino Lav, which is recognized in our consolidated financial statements.  The Grand Casino Lav currently has two competitors.

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

The actual 2010 and 2009 operating results in local currency for the Czech casino units were converted to USD using the average of the daily exchange rates of each month in the reporting periods.  As all of the Grand Casino Lav’s operating results, including revenues and expenses, are recognized on the owner’s books, the foreign currency exchange impact is limited to only our earned management fees income, which was not material for the periods reviewed.  The monthly average exchange rates for the CZK versus the USD and EUR, respectively, are presented in the following graphical chart.

CZK vs. USD and EUR

The consolidated balance sheet totals of the Company’s foreign subsidiaries at March 31, 2010 and December 31, 2009 were converted to USDs using the interbank exchange rates, as reported at www.oanda.com, which are depicted in the following table:

As of	USD	CZK
March 31, 2010	1.00	18.9241
December 31, 2009	1.00	18.4379

Critical Accounting Policies

The discussion and analysis of our consolidated financial condition and results of operations are based upon our condensed consolidated financial statements. These condensed financial statements have been prepared following the US GAAP and by Article 10 of Regulation S-X for interim periods and require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to potential impairment of goodwill and share-based compensation expense. As these are condensed consolidated financial statements, the reader should also review expanded information about our critical accounting policies and estimates provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-K for the year ended December 31, 2009. There have been no material changes to our critical accounting policies and estimates from the information provided in our Form 10-K for the year ended December 31, 2009.

RESULTS OF OPERATIONS

Performance Measures and Indicators

In discussing the consolidated results of operations, we may use or refer to performance measures and indicators that are common to the gaming industry, such as: (i) total [live game] drop, the dollar value of gaming chips purchased in a given period; (ii) [live game] drop per head (“DpH”), the per guest average dollar value of gaming chips purchased; (iii) daily income per [slot] machine; (iv) net win, the difference between gaming wagers and the amount paid out to patrons; (v) win percentage (“WP”), the ratio of net win over total drop; and (vi) occupancy rate, the number of rooms sold divided by the number of rooms available.  These measures are “non-GAAP financial measures.”

Review of the Condensed Consolidated Interim Results of the Company:

Three Months Ended March 31, 2010 and 2009:

	Three Months Ended March 31,
(in thousands, except per share data)	2010	2009	Variance $	Variance %
	(unaudited)	(unaudited)

Total revenues	8,631	7,817	814	10.4%
Total operating costs and expenses	8,168	6,985	1,183	16.9%
Income from operations	463	832	(369)	-44.4%
Other expense	(176)	(179)	3	-1.7%
Net Income	$287	$653	(366)	-56.0%
Earnings per common share:
Basic	$0.03	$0.07
Diluted	$0.03	$0.07

For the quarter ended March 31, 2010, our total revenues increased 10.4%, or $814,000 to $8.6 million, from $7.8 million for the quarter ended March 31, 2009, on the strength of slot business, which produced a daily income per machine increase of 10.5% over the same quarter in 2009, and the improved performance of Hotel Savannah, which realized a 15.9 percentage point increase in occupancy rate.  Slot revenue represented a 17.4% increase over the same period in 2009, while hotel revenue showed a near 300% revenue increase, as 2009 was the opening year for the hotel.  The marketing and promotion programs implemented in the fourth quarter of 2009 and continued in the first quarter of 2010, albeit to a lesser extent, combined with improvements in the economic outlook, yielded an increase of 11% DpH, or per player spending, which served to offset the 11% attendance decrease.

Attendance at the Company’s casinos was negatively impacted by severe snowfalls and dangerous road conditions, which restricted travel for an average of 21 days in the first quarter of 2010 versus an average of 5 days for the comparable quarter last year, and on certain days, forced the closure of roads leading to our casinos.

Total revenues were supplemented by the addition of rooms, restaurant, banquet and spa revenues from Hotel Savannah and the Spa.  Combined hotel rooms, restaurant and banquet operation, and spa revenues totaled approximately 4.1% of the Company’s consolidated revenue.

Total operating costs and expenses of approximately $8.2 million, showed a 16.9% or an approximate $1.2 million increase from approximately $7.0 million at March 31, 2009, largely due to higher revenue-based gaming taxes, the continuation of a players’ loyalty rewards program that was implemented in the previous quarter, and intended to stimulate casino attendance and incentivize longer playtime as well as to increased expenditures in gifts and giveways and complimentary buffets and beverages, as detailed below.

As a result of the above cost and other factors, income from operations fell 44.4% or $369,000 from the first quarter of 2009.

Other expense for the quarter ended March 31, 2010 was nearly flat relative to the same quarter last year.

Consequently, net income for the three months ended March 31, 2010 decreased by $366,000 or 56.0%, versus the net income for the three months ended March 31, 2009.

Costs and Expenses

Total costs and expenses for the three months ended March 31, 2010 and 2009 are presented below:

	For the Three Months Ended
	March 31,
(amounts in thousands)	2010	2009	Variance $	Variance %
	(unaudited)	(unaudited)

Cost of revenues	$4,681	$4,087	$594	14.5%
Depreciation and amortization	511	453	58	12.8%
Selling, general and administrative	2,976	2,445	531	21.7%
Total operating costs and expenses	$8,168	$6,985	$1,183	16.9%

Cost of revenues for the quarter ended March 31, 2010 increased by $594,000, or 14.5%, primarily due to higher slot revenue-based gaming taxes and increased player-related amenities.

Unlike in US-based casinos, visitors to the TWC’s casinos are required, by Czech or Croatian law, to “check in” at the entrance reception, by presenting acceptable forms of picture identification, which effectively permits the Company to track the frequency of their visits and, to a limited extent, the duration of each visit.   As an incentive to increase gaming activity, the Company provides complimentary drinks and a free food buffet to all of its playing guests.  In addition to these general amenities, TWC also issues different classes of “loyalty” cards to customers who spend relatively longer periods of time playing. These cards entitle the holder and a set number of the holder’s guests, depending on the card type, to various additional benefits.  The Company also grants certain other privileges to its VIP players, at the casino management’s discretion, such as opening a private gaming table, or extending the casino’s operating hours, and/or providing free hotel accommodations.  These loyalty cards are granted based on the frequency of the player’s visits and the aggregate total drop for a pre-determined number of visits.  The complimentary food and beverage, cigarettes and cigars, and hotel accommodations cost was recognized in the gaming departmental expenses, which totaled approximately $698,000 or 8.2% of gaming revenues for the three months ended March 31, 2010, versus $565,000 or 7.1% of gaming revenues for the comparable period in 2009, due to higher competition to attract players.  General gifts and giveaways, which were also recognized in the gaming department, excluding personal gifts, represented $116,000 or 1.4% of gaming revenues for the same three months in 2010, compared with $63,000 or 0.8% of gaming revenues for the comparable period in 2009.

The VIP personal gifts were booked as special promotion expenses in the marketing department (selling, general and administrative costs), and totaled approximately $90,000 for the first quarter in 2010, versus $15,000 for the same quarter a year ago, largely related to the promotion of the Miss Austria Pageant.

Depreciation and amortization expense increased by $58,000, or 12.8%, primarily from the asset additions of the Hotel Savannah and the Spa.

Selling, general and administrative costs of approximately $3.0 million for the quarter ended March 31, 2010 increased by $531,000 or 21.7% from the same period in 2009, due to higher marketing and promotional expenses related to the 2010 Miss Austria Pageant, jointly hosted on March 27, 2010 by Route 59 and Hotel Savannah.

Our Facilities:

Each of our casinos offers a restaurant and a full bar, and in the larger units, lounge areas and multiple bars.

Ceska

Ceska Casino, which has a 1920’s Chicago Prohibition Period theme, currently has 15 gaming tables, including eight card tables and seven roulette tables, and 80 video slot machines.

Rozvadov

Rozvadov Casino, which has a South Pacific theme, currently operates eight gaming tables, including four card tables and four roulette tables, and 20 video slot machines.

Route 59

Route 59 Casino, which has a New Orleans in the 1920’s theme, currently includes 25 gaming tables, which consist of 16 card tables and nine roulette tables, and 114 video slot machines.

Route 55

Route 55 Casino, our largest casino, features a Miami Beach in the early 1950’s theme.  The two-story casino offers 23 tables, including 12 card tables, 10 roulette tables, a Slingshot multi-win roulette, and 124 video slot machines.  On the mezzanine level, the casino offers a full-service Italian restaurant, an open buffet area, a VIP lounge, and a VIP gaming room equipped with four gaming tables, which are included in the 23 table count.

Grand Casino Lav

The Grand Casino Lav currently has 18 gaming tables, including six roulette tables, 12 card tables, two of which are in the VIP dedicated area, 60 video slot machines, a mezzanine bar with a panoramic view overlooking the gaming floor, and a full-service nightclub.

Hotel Savannah and the Spa at Hotel Savannah

The hotel, which is connected to our Route 59 casino, features banquet halls for conference meetings and special events as well as a full-service restaurant and bar.  To complement our hotel, we also opened a full-service spa operation, the Spa, in April 2009, which is attached to our hotel. The Spa, which is operated by a independent contractor from which we receive revenue-based fees, features a large indoor pool and offers Ayurvedic massage therapies to all our hotel guests and outside visitors.

Sales and Marketing

We utilize a wide range of media marketing and promotional programs in an effort to secure and enhance our competitive position in the respective markets being served and to differentiate our product from our competitors.  With respect to our Czech casinos, we aggressively target key cities in our media campaigns, most notably Vienna and Linz in Austria, and Regensburg in Germany as well as the areas surrounding these cities, all of which are within driving distance of our casinos. On March 27, 2010, for the second consecutive year, Route 59, in collaboration with Hotel Savannah, hosted the annual 2010 Miss Austria Pageant.  Similar to last year, the televised event was widely and positively received by the local press and all guests and attendees and afforded the hotel and casino, and the Company’s main Czech subsidiary, American Chance Casinos, in general, with free publicity benefits and higher brand recognition.

For our Croatian operating unit, our marketing programs target hotel guests, as well as guests in surrounding hotels.  In addition, marketing efforts are focused on Split, the second largest city in Croatia, as well as certain key foreign markets, such as Italy and other neighboring countries.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2010, we had a working capital deficit of approximately $4.95 million, a decrease in the deficit of $433,000 compared to the working capital deficit of $5.38 million at December 31, 2009.  This deficit reduction for the three months ended March 31, 2010 was primarily due to the positive net income earned.

In December 2009, through our Czech subsidiary, ACC, we extended a 3-year, 1% per annum, balloon payment loan of EUR 931,851, or approximately $1.3 million, to KC Bidding, Kft., a Hungarian subsidiary that is 25% owned by ACC.  The purpose of the loan was to enable KC Bidding Kft. to fund 25%, or EUR 930,000, of the required share capital of SDI Europe Kft., a wholly-owned Hungarian subsidiary and holder of a concession contract for the operation of a Class I casino in the Central Transdanubian region of Hungary.  The 75% balance of the required share capital of SDI Europe Kft. was funded by TWC’s partner in KC Bidding, Kft., Vigotop Limited, a Cyprus-based company.  In January 2010, I.M.T. LLC, a Delaware-based company that is owned by a principal of Vigotop Limited extended a 3-year, 2.1505% per annum, balloon payment loan of EUR 910,000 or approximately $1.3 million, to ACC.  The TWC loan to KC Bidding Kft. is recognized as a non-current asset on our balance sheets, while the loan from I.M.T. LLC is recognized as a long-term obligation.

We believe that our cash resources at March 31, 2010, in addition to the anticipated cash to be provided by existing operations, will be sufficient to satisfy our accounts payable and other current obligations and fund our operating activities for the next twelve months.  In furtherance of this objective, in April 2010, we opted to utilize a payment schedule, ending September 2010, permitted by the Czech Ministry of Finance to remit our 2009 gaming tax obligations of CZK 31 million, or about $1.6 million.  The schedule of 2010 payments is as follows: (i) CZK 16 million, or approximately $845,000 on April 12th, which has been paid; (ii) CZK 5 million, or approximately $264,000, individual installments due on July 25th, August 25th, and September 25th.

However, should cash from operations be insufficient to cover the above objectives, we may seek to raise additional capital in order to fund our current liabilities, operations and growth strategies.  There is no guarantee that such funds will be available to us at favorable terms or at all, in which case we may decide to reduce our operations and development plans.  We have no other major capital expenditures planned for the remainder of 2010.

We are obligated under various contractual commitments over the next five years.  We have no off-balance sheet arrangements.  The following is a five-year summary of our commitments as of March 31, 2010:

(in thousands)		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term, unsecured debt, U.S.	$1,550	$1,550	$—	$—	$—
Long-term, unsecured debt, foreign	1,302		1,302
Long-term, secured debt, foreign	8,324	2,006	6,318
Operating and capital leases	785	164	289	239	93
Employment agreements	338	338

Total contractual obligations	$12,299	$4,058	$7,909	$239	$93

PLAN OF OPERATIONS

We intend to continue to develop and implement marketing and operational strategies that are designed to increase attendance and revenues at our existing locations in the Czech Republic, while striving to minimize costs, through cost-sharing alliances with non-competing businesses such as food and beverage vendors, where advantageous.  We endeavor to find synergy of operations between our Route 59 Casino and our newest operating unit, Hotel Savannah to enhance revenues, while reducing operational redundancies.  In cooperation with the adjacent hotel operation, we also plan to employ these strategies at the Grand Casino Lav, while building a solid customer base from the local and regional markets.  Further, we expect to place additional focus on developing marketing initiatives that specifically target the significant summer tourist market in that region.

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

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

The information in this section should be read in conjunction with information related to changes in the exchange rates of foreign currency in Item 2 “Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Exchange Rates” above and in “Part II — Other Information, Item 1A. Risk Factors” in our Form 10-K for the year ended December 31, 2009.  Changes in foreign exchange rates could materially adversely affect our consolidated results of operations and/or financial condition.

Due to the fact that the Company’s operations are all located overseas, the results of the Company are subject to the impact of fluctuations in certain foreign exchanges rates.  Our operations conduct business exclusively in EURs and CZKs for the Czech units and EURs and Croatian Kunas for the Croatian unit.  Payroll and most payable items are paid in the local currencies, while our revenues are largely and generally received in EURs.  As our primary reporting subsidiary, ACC, is a Czech entity, all revenues and expenses, regardless of sources of origin (e.g. Croatia), are recognized in the Czech currency and translated to USD for reporting purposes.

For the first three months of 2010, the CZK strengthened against the EUR currency, thereby reducing our revenues as converted to local currency, the CZK, while local costs remained essentially stable. This exchange rate movement resulted in tighter profitability margins for our Czech operations.  As the CZK also appreciated against the USD, the reported consolidated results were further negatively affected.

Substantial fluctuations in the value of the CZK versus one or both of these currencies may have an adverse effect on our revenues and expenses, which will negatively impact our reported consolidated US results.  We do not currently hedge our exposure to fluctuations of these foreign currencies.

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

Changes in Internal Control over Financial Reporting

During the first quarter of 2010, there were no significant changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2010. In making this assessment, our management considered the criteria set forth by the Committee of Sponsoring

Organizations of the Treadway Commission in “Internal Control-Integrated Framework.” Based on this assessment, management believes that, as of March 31, 2010, our internal control over financial reporting was operating effectively.

PART II - OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

We are often subject to various contingencies, the resolutions of which, our management believes will not have a material adverse effect on our consolidated financial position or results of operations.  We were not involved in any material litigation during the quarter ended March 31, 2010, or through the date of this filing.

ITEM 1A.             RISK FACTORS

Other than the foreign currency exchange rate risk factor discussed above in “Item 3. Quantitative And Qualitative Disclosures About Market Risk,” there have been no addition of risk factors from the information provided in our Form 10-K for the year ended December 31, 2009.

The risk factors highlighted in our Form 10-K for the year ended December 31, 2009 are not the only risks our Company is facing.  Additional risks and uncertainties not currently known to us or that we deem to be immaterial at this time also may materially adversely impact our business, financial condition and operational results in the future.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2010

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

TRANS WORLD CORPORATION

Date:	May 5, 2010	By:	/s/ Rami S. Ramadan
President, Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)