Form 10-Q
period 2010-06-30
TRANS WORLD CORP
filed 2010-08-05
CIK 914577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to               ..

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

The number of outstanding shares of the registrant’s common stock as of August 4, 2010 was 8,871,640.

TRANS WORLD CORPORATION AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2010

i

ITEM 1.  FINANCIAL STATEMENTS

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2010 and December 31, 2009

(in thousands, except for share data)

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$3,477	$2,582
Prepaid expenses	811	1,026
Notes receivable, current portion	326	225
Other current assets	434	1,897

Total current assets	5,048	5,730

PROPERTY AND EQUIPMENT, less accumulated depreciation of $8,989 and $9,316, respectively	32,501	38,203

OTHER ASSETS:
Goodwill	5,738	6,577
Notes receivable, less current portion	1,039	1,309
Deposits and other assets	2,973	1,849

Total other assets	9,750	9,735

	$47,299	$53,668

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Long-term debt, current maturities	$3,314	$3,521
Capital lease, current portion	38	50
Accounts payable	1,015	1,206
Interest payable	295	218
Czech tax accrual	3,494	4,459
Accrued expenses and other current liabilities	1,023	1,659

Total current liabilities	9,179	11,113

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	6,442	6,983
Capital lease, less current portion	53	57

Total long-term liabilities	6,495	7,040

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:

Preferred stock, $.001 par value, 4,000,000 shares authorized, none issued
Common stock, $.001 par value, 20,000,000 shares authorized, 8,871,640 shares, issued and outstanding, respectively	9	9
Additional paid-in capital	51,842	51,710
Accumulated other comprehensive income	4,285	9,083
Accumulated deficit	(24,511)	(25,287)

Total stockholders’ equity	31,625	35,515

	$47,299	$53,668

See accompanying notes to condensed consolidated interim financial statements.

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

Six and Three Months Ended June 30, 2010 and 2009

(in thousands, except for share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$16,660	$16,557	$8,029	$8,739

COSTS AND EXPENSES:

Cost of revenues	9,076	8,646	4,395	4,560
Depreciation and amortization	985	989	474	536
Selling, general and administrative	5,489	5,080	2,513	2,634
	15,550	14,715	7,382	7,730

INCOME FROM OPERATIONS	1,110	1,842	647	1,009

OTHER EXPENSE:

Interest expense, net	(334)	(355)	(158)	(175)

NET INCOME	776	1,487	489	834

Other comprehensive income (loss), foreign currency translation adjustments,	(4,798)	833	(3,916)	4,124

COMPREHENSIVE INCOME (LOSS)	$(4,022)	$2,320	$(3,427)	$4,958

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	8,871,640	8,868,862	8,871,640	8,871,640
Diluted	8,947,177	8,948,807	8,947,177	8,951,586

EARNINGS PER COMMON SHARE:
Basic	$0.09	$0.17	$0.06	$0.09
Diluted	$0.09	$0.17	$0.05	$0.09

See accompanying notes to condensed consolidated interim financial statements.

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2010 and 2009

(in thousands)

	Six Months Ended June 30,
	2010	2009
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$776	$1,487
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	985	989
Stock-based compensation expense	127	85
Stock issued for services		35
Deferred compensation to be paid as stock	5	53
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,500	(175)
Deposits and other assets	(1,243)	(30)
Accounts payable	(80)	(86)
Interest payable	76	(78)
Czech tax accrual	(432)	(44)
Accrued expenses and other current liabilities	(448)	14
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,266	2,250

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(256)	(167)
Investment into Hotel Savannah and the Spa	(58)	(2,368)
Repayment on notes receivable	49
NET CASH USED IN INVESTING ACTIVITIES	(265)	(2,535)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan	1,197
Payments on long-term debt	(765)
NET CASH PROVIDED BY FINANCING ACTIVITIES	432	—

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(538)	(392)

NET INCREASE (DECREASE) IN CASH	895	(677)

CASH:
Beginning of period	2,582	3,676

End of period	$3,477	$2,999

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$552	$432

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired via accounts payable	$—	$141

See accompanying notes to condensed consolidated interim financial statements.

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except for share data)

1.              Basis of Presentation and Consolidation.

The accompanying unaudited condensed consolidated interim financial statements of Trans World Corporation and Subsidiaries (collectively, the “Company,” “TWC,” “we,” “our” or “us”) as of June 30, 2010 and December 31, 2009 and for the six and three months ended June 30, 2010 and 2009 reflect all adjustments of a normal and recurring nature to fairly present the consolidated financial position, results of operations and cash flows for the interim periods. The financial statements of all foreign subsidiaries consolidated herein have been converted in accordance with accounting principles generally accepted in the United States of America (“US GAAP” or “GAAP”) for financial presentation purposes. All significant intercompany transactions and account balances have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements have been prepared by the Company according to the instructions of Form 10-Q and pursuant to the U.S. Securities and Exchange Commission’s (“SEC”) accounting and reporting requirements under Regulations S-X and S-K. Pursuant to these instructions, certain financial information and footnote disclosures normally included in such consolidated financial statements have been condensed or omitted.

In management’s opinion, all adjustments considered necessary for fair presentation of financial position, results of operations and cash flows of the Company have been included. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the six and three months ended June 30, 2010 are not necessarily indicative of the results that may occur for the year ending December 31, 2010.

The condensed consolidated balance sheet as of December 31, 2009 was derived from the Company’s audited financial statements but does not include all disclosures required by US GAAP.  All monetary amounts set forth in these financial statements are in United States dollars (“USD” or “$”) unless otherwise stated herein.

2.              Commitments and Contingencies.

Lease Obligations - The Company is obligated under several operating leases expiring through 2018.  Future aggregate minimum annual rental payments under all of these leases for the next five years are as follows:

Twelve Months Ending June 30,
2011	$115
2012	$112
2013	$113
2014	$115
2015	$96

Rent expense under these operating leases was approximately $58 and $54 for the six months ended June 30, 2010 and 2009, respectively.

The Company is also obligated under certain five-year, slot equipment operating leases, the projected costs of which are not included in the table above due to fluctuating inventory, expiring in 2011 and 2012, which provide for a monthly fixed rental fee per slot machine, and an option for replacement to a different/newer machine during the term of the lease.  In the second quarter of 2010, the Company’s slot lease expenses were approximately $531 versus $528 in the comparable period in 2009, while for the first six months of 2010, they were $1,116 versus $1,023 for the comparable period in 2009.

Employment Agreements - The Company’s July 1, 2005 employment agreement with its Chief Executive Officer (“CEO”), Mr. Rami S. Ramadan, absent the intervention of either party by September 30th of each year, will renew automatically for another calendar year, currently ending December 31, 2010. In addition to a perpetually renewable employment term of one year absent the intervention of either party, the agreement provides for annual compensation, plus participation in the Company’s benefits programs and equity incentive plans. As of June 30, 2010, approximately $225 of annual compensation remains payable in 2010.

401 (k) and Profit Sharing Plan - The Company maintains a contributory 401(k) plan and a profit sharing plan.  These plans are for the benefit of all eligible corporate employees, who may have up to 16.5% of their salary withheld, not to exceed the maximum federally allowed amount.  The Company makes an employer-matching contribution of 60 cents for each employee dollar contributed.

Taxing Jurisdiction - The Czech Republic currently has a number of laws related to various taxes imposed by governmental authorities.  Applicable taxes include gaming tax, value-added tax or VAT, charity tax, and payroll (social) taxes.  Tax declarations, together with other legal compliance areas (as examples, customs and currency control matters) are subject to review and investigation by a number of governmental authorities, which are enabled by law to impose fines, penalties and interest charges, create tax risks in the Czech Republic.  Management believes that it has adequately provided for its Czech tax liabilities as of June 30, 2010.

Legal Proceedings - The Company is often subject to various contingencies, the resolutions of which, its management believes will not have a material adverse effect on the Company’s consolidated financial position or results of operations.  TWC was not involved in any material litigation during the quarter ended June 30, 2010, or through the date of this filing.

3.              Liquidity.

As of June 30, 2010, the Company had a working capital deficit of approximately $4,131, a reduction of $1,252 compared to a working capital deficit of $5,383 at December 31, 2009.  This decrease was primarily due to the positive cash flow generated by operations, short term nature of note receivables from the owners of the Grand Casino Lav, which represent a one year-equivalent of principal due on the replacement loan and to a reduction in Czech tax payable.  On July 8, 2010 TWC satisfactorily retired, pursuant to the terms of the Replacement Notes, the Company’s unsecured promissory notes aggregating a principal balance of $1,550 which had matured on June 26, 2010, along with a total payment of $295 in associated deferred and accrued interest.  In April 2010, the Company opted to utilize a payment schedule, ending September 2010, as permitted by the Czech Ministry of Finance to remit its 2009 gaming tax obligations of Czech Koruna (“CZK”) 31,000, or about $1,500.  The schedule of 2010 payments is as follows: (i) CZK 16,000, or approximately $800 on April 12th, which has been paid; and (ii) CZK 5,000, or approximately $250, due in three individual installments on July 25th, which has been paid, August 25th, and September 25th.  As of June 30, 2010, the Company had fully drawn down its full revolving credit facility of CZK 40,000, or approximately $1,900.  The Company was in full compliance with all of the credit facility’s financial covenants at June 30, 2010.

In December 2009, TWC agreed to a proposal from the owners of Grand Casino Lav to consolidate the owners’ three outstanding loans, which had been extended to them in connection with the Company’s securing of a 10-year casino management contract in 2007, plus accrued interest and penalties into a single, 3-year, 3.55% per annum interest, term loan (the “Replacement Loan”), to be effective January 1, 2010, excluding accrued management fees.  The Replacement Loan principal amount is approximately Euro (“EUR”) 875, or $1,100.  Monthly payments for the Replacement Loan commenced May 31, 2010 (after a four-month, interest-free grace period).  In addition to liens on gaming equipment, the Replacement Loan is secured by nine legally-binding receivable notes, which can be presented at any time upon default of the Replacement Loan to the owners’ bank for the satisfaction of the Replacement Loan.  In the event of a sale of the business, the Replacement Loan would be transferred to the new owner.  TWC management believes the loan is fully collectible.

The Company’s management believes that its cash resources at June 30, 2010, in addition to the anticipated cash to be provided by existing operations, will be sufficient to satisfy its accounts payable and other current obligations and fund its operating activities for the next twelve months.  However, should cash from operations be insufficient to cover the above objectives, the Company may seek to raise additional capital in order to fund its current liabilities, operations and growth strategies.  There is no guarantee that such funds will be available to TWC at favorable terms or at all, in which case the Company may decide to reduce its operations and/or its development plans.

4.              Summary of Selected Significant Accounting Policies.

(a)          Revenue recognition - The Company complies with requirements for revenue recognition in financial statements.  Casino revenue is defined as the net win from gaming activities, which is the difference between gaming wagers and the amount paid out to patrons, and is recognized on the day it is earned. Revenues generated from ancillary services, including lodging, sales of food, beverage, cigarettes, and casino logo merchandise are recognized at the time the related services are performed and represent, on an individual basis, less than three percent of total revenues.

(b)         Earnings per share - The Company complies with accounting and disclosure requirements regarding earnings per share. Basic earnings (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share incorporate the dilutive effect of common stock equivalents on an average basis during the period. The Company’s common stock equivalents currently include stock options, warrants and deferred compensation  stock. Thus, unexercised stock options to purchase up to 838,525 and 838,965 shares as of June 30, 2010 and June 30, 2009, respectively, were included in the computation of diluted earnings per common share, if such unexercised stock options were “in-the-money” and vested. Warrants to purchase up to 75,000 shares were also included, if they were “in-the-money” and vested. In addition, 47,234 and 43,813 issuable shares, as of June 30, 2010 and June 30, 2009, respectively, under the Company’s Deferred Compensation Plan were also included in the computation.

A table illustrating the impact of dilution on earnings per share, based on the treasury stock method, is presented below:

	(UNAUDITED)
	For the Six Months Ended		For the Three Months Ended
(amounts in thousands, except for	June 30,		June 30,
share information)	2010	2009	2010	2009
Basic Earnings Per Share:
Net earnings	$776	$1,487	$489	$834

Weighted average common shares	8,871,640	8,868,862	8,871,640	8,871,640

Basic earnings per share	$0.09	$0.17	$0.06	$0.09

Diluted Earnings Per Share:
Net earnings	$776	$1,487	$489	$834

Weighted average common shares	8,871,640	8,868,862	8,871,640	8,871,640

Addition due to the effect of dilutive securities:
Stock options and warrants (1)	28,303	36,132	28,303	36,133
Stock issuable under the Deferred Compensation Plan	47,234	43,813	47,234	43,813

Dilutive potential weighted average common shares	8,947,177	8,948,807	8,947,177	8,951,586

Diluted earnings per share	$0.09	$0.17	$0.05	$0.09

(1) per the treasury stock method.

(c)          Goodwill - Goodwill represents the excess of the cost of the Company’s Czech subsidiaries over the fair value of their net assets at the date of acquisition, which consisted of the Ceska and Rozvadov casinos and the land in Hate, which is currently, the Route 59 Casino. Goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. The Company has allocated the goodwill over two reporting units that are components of the operating segment “Czech subsidiaries” and are classified as the “German reporting unit” which consists of the Ceska and Rozvadov casinos, and the “Austrian reporting unit” which consists of the Route 55 and Route 59 casinos and the Hotel Savannah. The impairment assessment requires the Company to compare the fair value of its two reporting units to their respective carrying values to determine whether there is an indication that an impairment exists. The fair value of the two reporting units were determined through a combination of recent appraisals of the Company’s real property and a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”), which was based on the Company’s experience and data from independent, third parties. As required, the Company performed its required annual fair-value based testing of the carrying value of goodwill related to its two reporting units at September 30, 2009, and determined that goodwill was not impaired. The Company will perform its required annual assessment of goodwill during the third quarter of 2010. There were no indicators of impairment present during the interim periods following the annual testing date, therefore the Company determined that there was no impairment of goodwill at June 30, 2010.

(d)         Property and Equipment - Property and equipment is stated at cost less accumulated depreciation and amortization.  TWC capitalizes the cost of improvements that extend the life of the asset and expenses maintenance and repair costs as incurred.  The Company provides for depreciation and amortization using the straight-line method over the following estimated useful lives:

Asset	Estimated Useful Life

Building and improvements	5-50 years
Gaming equipment	4-12 years
Furniture, fixtures and other equipment	4-12 years

At June 30, 2010 and December 31, 2009, property and equipment consisted of the following:

	As of June 30, 2010 (unaudited)	As of December 31, 2009

Land	$2,354	$3,569
Building and improvements	26,835	32,307
Furniture, fixtures and other equipment	12,301	11,643

	41,490	47,519
Less accumulated depreciation and amortization	(8,989)	(9,316)

	$32,501	$38,203

(e)          Impairment for long-lived assets - The Company adheres to GAAP for the impairment on disposal of long-lived assets and periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived assets, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists. If an asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value. An estimate of the asset’s fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. The Company reports an asset to be disposed of at the lower of its carrying value or its estimated net realizable market value. There were no impairment losses for long-lived assets recorded for the six months ending June 30, 2010.

(f)    Foreign currency translation - The Company complies with GAAP accounting and reporting requirements for foreign currency translation, where for foreign subsidiaries whose functional currency is the local foreign currency, balance sheet accounts and cash flows are translated at exchange rates in effect at the end of each reporting period and resulting translation adjustments are included in “accumulated other comprehensive income (loss).” Statement of operations accounts are translated by applying the monthly averages of the daily exchange rates of one (1) USD dollar to one (1) CZK at the end of the respective month on the respective monthly local Czech statement of operations accounts for the period.

The impact of foreign currency translation on goodwill is presented below:

	Applicable	Goodwill
	Foreign Exchange	German		Austrian
As of June 30, 2010 (in thousands, except FX)	Rate ("FX") (2)	reporting unit		reporting unit		Total

Residual balance, as of January 1, 2003 (in USD) (1)		USD	3,042	USD	537	USD	3,579

USD residual balance (A), translated at June 30, 1998 (date of acquisition), at FX rate of:	33.8830	CZK	103,077	CZK	18,190	CZK	121,267

2003 CZK balance, translated to USD, at June 30, 2010 at FX of:	21.1340	USD	4,877	USD	861	USD	5,738

Net increase to Goodwill (adjustment made to Translation Adjustment in consolidation):		USD	1,835	USD	324	USD	2,159

(1)          Goodwill was amortized over 15 years until the Company started to comply with GAAP requirements, as of January 1, 2002. This balance represents the remaining, unamortized goodwill, after an impairment charge taken prior to January 1, 2003.

(2)          FX (interbank) rates taken from Oanda.com.

(g)         Stock-based compensation - The Company complies with the GAAP accounting and reporting requirements for share-based payments which permit companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of share-based payments for all share-based payments vested after that date, and based on these requirements for all unvested awards granted prior to the effective date of this pronouncement. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permit entities to restate financial statements of previous periods, either for all prior periods presented or to the beginning of the fiscal year in which the statement is adopted, based on previous pro forma disclosures made in accordance with this pronouncement.  Accordingly, the Company has adopted the modified prospective method of recognition, and began applying the valuation and other criteria to stock options granted beginning January 1, 2006. The Company is recognizing expense for the unvested portion of previously issued grants based on the valuation and attribution methods used previously to calculate the pro forma disclosures. The Company did not recognize expense for employee stock options prior to January 1, 2006.

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

(h)         Comprehensive income (loss) — The Company complies with GAAP accounting and reporting requirements for reporting comprehensive income. Those requirements establish rules for reporting and display of comprehensive income (loss) and its components.  Furthermore, they require the Company’s change in the foreign currency translation adjustments to be included in other comprehensive income (loss).

(i)             Promotional allowances — Promotional allowances primarily consist of food and beverages and, to certain of its valuable players, hotel accommodations, all of which are furnished gratuitously.  For the six months ended June 30, 2010 and 2009, revenues do not include the retail amount of food and beverages and hotel accommodations of $2,961 and $2,298, respectively, provided at no-charge to customers. The retail value of the food and beverages given away is determined by dividing the food and beverage costs charged to the gaming operation of $1,267 and $884, for the respective periods, by the average percentage of cost of food and beverages sold.  The cost of hotel accommodations is either the out-of-pocket expenses paid to other hotels or the retail charge of rooms at the Hotel Savannah. The promotional allowances are summarized below:

	(UNAUDITED)
	For the Six Months Ended		For the Three Months Ended
	June 30,		June 30,
(amounts in thousands)	2010	2009	2010	2009

Cost of gratuitous food and beverages (A)	$1,267	$884	$599	$582
Average cost of food and beverages sold (B)	43.1%	38.6%	41.4%	39.3%

Retail value of food and beverages (A/B)	$2,938	$2,292	$1,447	$1,482
Cost of hotel accommodations	23	6	9	3
Total promotional allowances	$2,961	$2,298	$1,456	$1,485

(j)             Czech taxes — The majority of TWC’s revenues are derived from gaming operations in the Czech Republic, which are subject to gaming taxes only, while its non-gaming revenues, which are not material, have correspondingly non-material corporate income tax liabilities under Czech law.  Gaming taxes are computed on gross gaming revenues, which is comprised of live (table) games and slot games revenues. For live game revenue, the applicable taxes and fees are: (i) a 10% administration tax; (ii) a 1% state supervision fee; and (iii) a charity contribution (tax) (herein referred to as a charity tax) according to a gross revenue formula specified by the Czech Ministry of Finance, net of the aforementioned taxes and fees. For slot game revenue, the applicable taxes and fees are: (i) an annual license fee of CZK 30,000, or $1,400, per slot machine, paid to the Ministry of Finance; (ii) an administration fee of CZK 4,000, or $200, per slot machine; and (iii) the charity tax, net of the applicable fees.  Therefore, for all gaming revenue, net of applicable taxes and fees, up to CZK 50,000 (or approximately $2,400 at the June 30, 2010 exchange rate), a 6% charity tax applies; up to CZK 100,000 (or approximately $4,700 at the same exchange rate), an 8% rate applies; up to CZK 500,000 (or approximately $23,700 at the same exchange rate), a 10% rate applies; and above the CZK 500,000 gaming revenue threshold, a 15% rate applies.  The charity tax is intended for publicly beneficial, cultural, sporting and welfare purposes, net of local (municipality) administration and slot state-licensing fees.  For the three and six months ended June 30, 2010, TWC’s live game taxes were approximately $383 and $785, respectively, compared with $438 and $844 for the comparable periods of 2009.  Charity taxes for the three and six months ended June 30, 2010 were $627 and $1,306, respectively, versus $681 and $1,296 for the comparable periods in 2009.

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

On April 8, 2010, the Company opted to utilize a payment schedule, ending September 25, 2010, permitted by the Czech Ministry of Finance to remit its 2009 gaming tax obligations of approximately CZK 31,000, or approximately $1,500.  The schedule of 2010 payments is as follows: (i) CZK 16,000, or approximately $800 on April 12th, which has been paid; and (ii) CZK 5,000, or approximately $240, individual installments due on July 25th (which has been paid), August 25th, and September 25th.

In conformity with the European Union (“EU”) taxation legislation, when the Czech Republic joined the EU in 2004, its value added tax (“VAT”) increased from a range of 5% to 22%, beginning in January 2004, up to a range of 9% to 19%, by December 31, 2009 for all intra-EU generated purchases. All non-EU generated purchases were impacted by identical VAT increases, beginning in May 2004.  Beginning January 1, 2010, VAT rates increased to a range of 10% to 20% in the Czech Republic.  The Company pays its VAT directly to its vendors in connection with any purchases that are subject to this tax.  Unlike in other industries, VATs are not recoverable for gaming operations.  As for the Company’s new hotel operation, Hotel Savannah, the recoverable VAT was non-material for the three and six month periods in 2010 and 2009, respectively.

(k)          Income taxes — The Company complies with GAAP accounting and reporting requirements with respect to accounting for income taxes, which require an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed for differences between the financial statement and the tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.  In July 2006, the accounting recognition rules for uncertainty in income taxes created a single accounting and disclosure model for uncertain tax positions, provides guidance on the minimum threshold that a tax uncertainty is required to meet before it can be recognized in the financial statements and applies to all tax positions taken by a company, both those deemed to be routine as well as those for which there may be a high degree of uncertainty.  During the period ended June 30, 2010, the Company recognized no adjustments for uncertain tax positions.

(l)             Recently issued and adopted accounting standards:

In December 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-17, Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU No. 2009-17”). ASU No. 2009-17 requires a qualitative approach for determining the primary beneficiary of a variable interest entity and replaces the quantitative evaluation previously set forth under FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities.” This approach is focused on identifying the reporting entity that has the ability to direct the activities of a variable interest entity that most significantly affects the entity’s economic performance and has the obligation to absorb the entity’s losses or has the right to receive benefits from the entity. ASU No. 2009-17, among other things, requires enhanced disclosures about a reporting entity’s involvement in variable interest entities. The guidance under ASU No. 2009-17 became effective for the first annual period beginning after November 15, 2009, and interim periods within that first annual period. The Company adopted the pronouncement on January 1, 2010 resulting in no impact to the Company’s consolidated balance sheets, statements of income and cash flows.

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

In April 2010, the FASB issued ASU No. 2010-16 which requires that an entity should not accrue a jackpot liability (or portions thereof) before the jackpot is won if the entity is not obligated to pay out that jackpot.  Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot.  The guidance will become effective for the first annual period beginning after December 15, 2010 and the interim periods within that first annual period.  The Company is assessing what impact, if any, adoption of this standard will have on its consolidated financial statements.

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

Although we believe the expectations expressed in the forward-looking statements included in this Form 10-Q are based on reasonable assumptions within the bounds of our knowledge of our business at the time the statements are made, a number of factors outside of our control could cause actual results to differ materially from those expressed in any of the forward-looking statements included in this Form 10-Q. Any one or a combination of these factors, or other factors not now known, could materially affect our financial performance, business strategy, business operations, plans, goals and objectives. These factors include but are not limited to:

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

Nature of Business and Competition

We are engaged in the acquisition, development and management of niche casino operations in Europe, which feature gaming tables and mechanized gaming devices, such as video slot machines, as well as the acquisition, development and the management of small to midsize hotels, which may include casino facilities.  Our expansion into the hotel industry was founded on management’s belief that hotels in the small to midsize boutique class are complementary to our casino brand; that opportunities in one of these two industries often lead to, or are tied to, opportunities in the other industry; and that a more diversified portfolio of assets will give us greater stability and make us more attractive to potential investors.  Further, several of our top management executives have extensive experience in the hotel industry.  In this pursuit, we have developed our first hotel, Hotel Savannah, a 77-room, European four-star deluxe hotel, adjoining our Route 59 Casino, which primarily draws customers from the Vienna, Austria, regional area.

Currently, we own and operate four casinos in the Czech Republic (“CZ”), and manage, under a 10-year management contract expiring in 2017, a casino and nightclub in Croatia.  With respect to our Czech casinos, two are located in the western part of the CZ, close to the border of Germany.  The larger of the two, located in Ceska Kubice (“Ceska”), currently has four competitors. The smaller one is located in the town of Rozvadov (“Rozvadov”), and currently has one competitor.  The other two Czech casinos are located in the southern part of the CZ, close to the Austrian border.  The larger of these two, “Route 55,” located in Dolni Dvoriste, has two competitors, and the other casino, “Route 59,” which recently underwent a major building expansion and renovation, is located in Hate, near Znojmo, and currently has two competitors.  On April 16, 2009, we officially launched our newly constructed 77-room, European four-star hotel, Hotel Savannah.  The hotel is connected to our Route 59 casino with the joint facility’s main restaurant linking the two buildings.  Along with the hotel operation, we also launched a full-service spa operation, the Spa at Hotel Savannah (the “Spa”), which is attached to Hotel Savannah.  The Spa, which features Ayurvedic massage therapies and an indoor pool, opened on March 16, 2009.  The Croatian casino and adjoining nightclub (collectively known as the “Grand Casino Lav”), is located in the Grand Hotel Lav resort in the city of Podstrana, near Split, Croatia.  The Grand Casino Lav’s revenues and expenses are recognized on the owner’s books.  We derive only management fee income from the performance results of the Grand Casino Lav, which is recognized in our consolidated financial statements.  The Grand Casino Lav currently has two competitors.

Exchange Rates

Due to the fact that the Company’s operations are located in Europe and principally in the Czech Republic, TWC’s financial results are subject to the influence of fluctuations in foreign currency exchange rates.  The revenue generated by our Czech operations is generally denominated in EUR and the expenses incurred by these facilities are generally denominated in CZK.  As our primary reporting subsidiary, American Chance Casinos, the TWC subsidiary that operates TWC’s casinos (“ACC”), is a Czech entity, all revenues and expenses, regardless of sources of origin (e.g. Croatia), are recognized in the Czech currency and translated to USD for reporting purposes.  A substantial change in the value of any of these currencies in relation to the value of the USD would have an impact on the results from our operations when translated into USD.  We do not hedge our foreign currency holdings.

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

The consolidated balance sheet totals of the Company’s foreign subsidiaries at June 30, 2010 and December 31, 2009 were converted to USDs using the interbank exchange rates, as reported at www.oanda.com, which are depicted in the following table:

As of	USD	CZK
June 30, 2010	1.00	21.1340
December 31, 2009	1.00	18.4379

Critical Accounting Policies

The discussion and analysis of our consolidated financial condition and results of operations are based upon our condensed consolidated financial statements. These condensed financial statements have been prepared following the US GAAP and by Article 8 of Regulation S-X for interim periods and require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to potential impairment of goodwill and share-based compensation expense. As these are condensed consolidated financial statements, the reader should also review expanded information about our critical accounting policies and estimates provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-K for the year ended December 31, 2009. There have been no material changes to our critical accounting policies and estimates from the information provided in our Form 10-K for the year ended December 31, 2009.

RESULTS OF OPERATIONS

Performance Measures and Indicators

In discussing the consolidated results of operations, we may use or refer to performance measures and indicators that are common to the gaming industry, such as: (i) total (live game) drop, the dollar value of gaming chips purchased in a given period; (ii) (live game) drop per head (“DpH”), the per guest average dollar value of gaming chips purchased; (iii) daily income per (slot) machine; (iv) net win, the difference between live game wagers and the amount paid out to patrons; (v) win percentage (“WP”), the ratio of net win over total drop; and (vi) occupancy rate, the number of rooms sold divided by the number of rooms available.  These measures are “non-GAAP financial measures.”

Review of the Condensed Consolidated Interim Results of the Company:

Three Months Ended June 30, 2010 and 2009:

	Three Months Ended June 30,
(in thousands, except per share data)	2010	2009	Variance $	Variance %

Total revenues	$8,029	$8,739	$(710)	-8.1%
Total operating costs and expenses	7,382	7,730	(348)	-4.5%
Income from operations	647	1,009	(362)	-35.9%
Other expense	(158)	(175)	17	-9.7%
Net Income	$489	$834	$(345)	-41.4%
Earnings per common share:
Basic	$0.06	$0.09
Diluted	$0.05	$0.09

For the quarter ended June 30, 2010, our total revenues declined to $8.0 million, from $8.7 million for the quarter ended June 30, 2009.  The decline was attributable in large part to the impact of the 2010 FIFA World Cup, which lasted from June 11, 2010 to July 11, 2010, which served to divert many of our players to other social venues, including their own homes, to watch the soccer matches.  Live game and slot game attendances fell 9.6% and 5.5%, respectively, thereby reducing the revenue potential for the quarter.   The revenue decline was partially offset by increases in food and beverage (“F&B”) revenues and by the addition of hotel room and spa revenues.  F&B, rooms and spa revenues aggregated approximately 4.6% of total revenue.

Operating costs and expenses decreased $348,000, or 4.5%, from approximately $7.7 million for the quarter ended June 30, 2009 to approximately $7.4 million for the quarter ended June 30, 2010, mainly due to reduced volume-based gaming taxes and payroll, lower expenses in property-related costs and to lower depreciation and amortization expenses for the comparable periods.

Consequently, income from operations fell $362,000, or 35.9%, from the second quarter in 2009, as a result of the above factors.

Other expense for the quarter ended June 30, 2010 decreased by $17,000, or 9.7%, to $158,000 from $175,000 for the same quarter last year, and represents lower interest paid on the Company’s credit facility.

As a result of the above, net income for the three months ended June 30, 2010 decreased by $345,000, or 41.4%, to $489,000, versus a net income of $834,000 for the three months ended June 30, 2009.

Costs and Expenses

Total costs and expenses for the three months ended June 30, 2010 and 2009 are presented below:

	For the Three Months Ended
	June 30,
(amounts in thousands)	2010	2009	Variance $	Variance %

Cost of revenues	$4,395	$4,560	$(165)	-3.6%
Depreciation and amortization	474	536	(62)	-11.6%
Selling, general and administrative	2,513	2,634	(121)	-4.6%
Total operating costs and expenses	$7,382	$7,730	$(348)	-4.5%

Cost of revenues for the quarter ended June 30, 2010 decreased by $165,000, or 3.6%, primarily due to lower volume-driven gaming taxes and payroll.  The complimentary food and beverage, cigarettes and cigars, and hotel accommodations costs were recognized in the gaming departmental expenses, which totaled approximately $631,000 or 8.0% of gaming revenues for the three months ended June 30, 2010, compared with $582,000 or 7.0% of gaming revenues for the comparable quarter last year.  General gifts and giveaways, excluding personal gifts, represented $108,000 or 1.4% of gaming revenues, versus $79,000 or 0.9% of gaming revenues in the same quarter of 2009.  These expenses were also recognized in the gaming departmental expenses and generally reflected the heightened focus of the Company on customer retention due to increasing competition.

The personal gifts, which are booked in the Marketing Department, totaled approximately $32,000 for the second quarter in 2010, compared with $13,000 for the same quarter in 2009.

Depreciation and amortization expense decreased by $62,000, or 11.6%, partly due to the presence of fully depreciated assets.

Selling, general and administrative costs decreased by $121,000, or 4.6%, due largely to reduced repairs and maintenance costs and lower property insurance.

Six Months Ended June 30, 2010 and 2009:

	Six Months Ended June 30,
(in thousands, except per share data)	2010	2009	Variance $	Variance %

Total revenues	$16,660	$16,557	$103	0.6%
Total operating costs and expenses	15,550	14,715	835	5.7%
Income from operations	1,110	1,842	(732)	-39.7%
Other expense	(334)	(355)	21	-5.9%
Net Income	$776	$1,487	$(711)	-47.8%
Earnings per common share:
Basic	$0.09	$0.17
Diluted	$0.09	$0.17

For the six months ended June 30, 2010, our total revenues rose $103,000, or 0.6%, to approximately $16.7 million, from approximately $16.6 million for the same period ended June 30, 2009, largely due to a 5.3% increase in slot revenues and 32.0% increase in rooms, spa and F&B revenues, which compensated for the lower live games revenues.

Live game and slot attendances declined 10.5% and 3.8%, respectively, when compared with the same period a year ago, largely due several factors, including the severe snowfalls and dangerous road conditions, which restricted travel for an average of 21 days in the first quarter of 2010 versus an average of 5 days for the comparable quarter last year, and the negative impact of the 2010 FIFA World Cup matches, which served to reduce overall attendance at our casinos.

Total revenues were supplemented by the addition of rooms, restaurant, banquet and spa revenues from Hotel Savannah and the Spa.  Combined hotel rooms, restaurant and banquet operations, and spa revenues totaled approximately 4.6% of the Company’s consolidated revenue.

Total operating costs and expenses increased by $835,000 or 5.7%, mainly due to the continuation of a players’ loyalty rewards program that was implemented in the last quarter of 2009, and intended to stimulate casino attendance and incentivize longer playtime.  Also, increased expenditures in promotional activities, gifts and giveaways and complimentary buffets and beverages, as detailed below, were used as a means to combat increasing competition.

As a result of the above costs and other lesser factors, income from operations fell 39.7% or $732,000 from the first six months of 2009.

Other expense was reduced by $21,000, as a result of lower interest rates applicable to our credit facility payments.

Consequently, net income for the six months ended June 30, 2010 decreased by $711,000 or 47.8%, versus the same period a year ago.

Costs and Expenses

Total costs and expenses for the six months ended June 30, 2010 and 2009 are presented below:

	For the Six Months Ended
	June 30,
(amounts in thousands)	2010	2009	Variance $	Variance %

Cost of revenues	$9,076	$8,646	$430	5.0%
Depreciation and amortization	985	989	(4)	-0.4%
Selling, general and administrative	5,489	5,080	409	8.1%
Total operating costs and expenses	$15,550	$14,715	$835	5.7%

Cost of revenues for the six months ended June 30, 2010 increased by about $430,000, or 5.0%, primarily due to increased player-related amenities.

Complimentary food and beverage, cigarettes and cigars, and hotel accommodations costs were recognized in gaming departmental expenses, which totaled $1.3 million or 8.1% of gaming revenues for the six months ended June 30, 2010, versus approximately $1.2 million or 7.1% of gaming revenues for the comparable six-month period in 2009.  General gifts and giveaways, which were also recognized in gaming departmental expenses, but excluding personal gifts, represented $224,000 or 1.4% of gaming revenues for the same six months in 2010, compared with $142,000 or 0.9% of gaming revenues for the six months ended June 30, 2009.

The VIP personal gifts, which are booked in the marketing department (selling, general and administrative costs), totaled approximately $33,000 for the first six months of 2010, versus $41,000 for the same period a year ago.  The reduction was in part a result of the Company’s focus on providing wider player benefits to its general customer base.

Depreciation and amortization expense decreased by $4,000, or 0.4%, resulting from fully depreciated assets.

Selling, general and administrative costs of approximately $5.5 million for the six months ended June 30, 2010 increased by $409,000 or 8.1% from the same period in 2009, principally due to higher marketing and promotional expenses related to the 2010 Miss Austria Pageant, hosted on March 27, 2010 by Route 59 and Hotel Savannah.  Higher promotional activities in an effort to combat greater competition also contributed to the increase.

Our Facilities:

Each of our casinos offers a restaurant and a full bar, and in the larger units, lounge areas and multiple bars.  All of our casinos operate under the registered ACC brand.

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

Sales and Marketing

We utilize a wide range of media marketing and promotional programs in an effort to secure and enhance our competitive position in the respective markets being served and to differentiate our product from our competitors.  With respect to our Czech casinos, we aggressively target key cities in our media campaigns, most notably Vienna and Linz in Austria, and Regensburg in Germany, as well as the areas surrounding these cities, all of which are within driving distance of our casinos.

For our Croatian operating unit, our marketing programs target hotel guests, as well as guests in surrounding hotels.  In addition, marketing efforts are focused on Split, the second largest city in Croatia, which is approximately five miles from the casino, as well as certain key foreign markets, such as Italy and other neighboring countries.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2010, we had a working capital deficit of $4.1 million, a reduction of approximately $1.3 million compared to a working capital deficit of approximately $5.4 million at December 31, 2009.  This decrease was primarily due to the positive cash flow generated by operations, short term nature of note receivables from the owners of the Grand Casino Lav, which represent a one year-equivalent of principal due on the replacement loan and to a reduction in Czech tax payable.  On July 8, 2010, we satisfactorily retired, pursuant to the terms of the Replacement Notes, the Company’s unsecured promissory notes aggregating a principal balance of $1.55 million which had matured on June 26, 2010, along with a total payment of $295,000 in associated deferred and accrued interest.  In April 2010, we opted to utilize a payment schedule, ending September 2010, as permitted by the Czech Ministry of Finance to remit our 2009 gaming tax obligations of CZK 31 million, or about $1.5 million.  The schedule of 2010 payments is as follows: (i) CZK 16 million, or approximately $800,000 on April 12th, which has been paid; and (ii) CZK 5.0 million, or approximately $250,000, due in three individual installments on July 25th, which has been paid, August 25th, and September 25th.  As of June 30, 2010, we had fully drawn down our full revolving credit facility of CZK 40 million, or approximately $1.9 million.  We were in full compliance with all of the credit facility’s financial covenants at June 30, 2010.

In December 2009, we agreed to a proposal from the owners of Grand Casino Lav to consolidate the owners’ three outstanding loans, which had been extended to them in connection with the Company’s securing of a 10-year casino management contract in 2007, plus accrued interest and penalties into a single, 3-year, 3.55% per annum interest, term loan (the “Replacement Loan”), to be effective January 1, 2010, excluding accrued management fees.  The Replacement Loan principal amount is approximately EUR 875,000, or $1.1 million.  Monthly payments for the Replacement Loan commenced May 31, 2010 (after a four-month, interest-free grace period).  In addition to liens on gaming equipment, the Replacement Loan is secured by nine legally-binding receivable notes, which can be presented at any time upon default of the Replacement Loan to the owners’ bank for the satisfaction of the Replacement Loan.  In the event of a sale of the business, the Replacement Loan would be transferred to the new owner.  We believe the loan is fully collectible.

The Company’s management believes that our cash resources at June 30, 2010, in addition to the anticipated cash to be provided by existing operations, will be sufficient to satisfy our accounts payable and other current obligations and fund our operating activities for the next twelve months.  However, should cash from operations be insufficient to cover the above objectives, we may seek to raise additional capital in order to fund our current liabilities, operations and growth strategies.  There is no guarantee that such funds will be available to TWC at favorable terms or at all, in which case we may decide to reduce our operations and/or our development plans.

We are obligated under various contractual commitments over the next five years.  We have no off-balance sheet arrangements.  The following is a five-year summary of our commitments as of June 30, 2010:

(in thousands)		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term, unsecured debt, U.S.	$1,550	$1,550	$—	$—	$—
Long-term, unsecured debt, foreign	1,166		1,166
Long-term, secured debt, foreign	7,040	1,764	5,276
Operating and capital leases	676	153	278	211	34
Employment agreements	225	225

Total contractual obligations	$10,657	$3,692	$6,720	$211	$34

On July 8, 2010, we satisfactorily retired our U.S. long-term, unsecured debt, the Replacement Notes.

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

For the first six months of 2010, the CZK strengthened slightly against the EUR currency, thereby decreasing our revenues as converted to local currency, the CZK, while local costs remained essentially stable. This exchange rate movement resulted in tighter profitability margins for our Czech operations.  Furthermore, as the CZK also depreciated substantially against the USD, the reported consolidated results were negatively affected.

In summary, substantial fluctuations in the value of the CZK versus one or both of these currencies may have an adverse effect on our revenues and expenses, which will negatively impact our reported consolidated US results.  We do not currently hedge our exposure to fluctuations of these foreign currencies.

Interest Rate Risk

We maintain a loan facility and credit line (“credit facility”) from Commerzbank Aktiengesellschaft, pobočka Praha (“Commerzbank”). The credit facility is provided in two tranches: a 4- year term loan of CZK 125 million (or approximately $5.9 million at the June 30, 2010 exchange rate), with quarterly interest based on the three-month Prague Interbank Offered Rate (“PRIBOR”) plus 500 basis points, and a renewable two-year revolving credit line of CZK 40 million (or approximately $1.9 million at the same exchange rate) with interest based on, depending on each draw request, the one, two, three or six- month PRIBOR plus 400 basis points, with the Company’s option to renew the term for one-year. The revolving credit line will be reduced to CZK 35 million (or approximately $1.7 million at the same exchange rate) after 12 months from the signing date. The credit line was fully drawn down at June 30, 2010. The credit facility includes financial covenants, security and requirements, which notably include: (i) a mandatory annual prepayment that requires that 25% of the borrower’s excess cash above a certain annually-escalating bank balance at the end of each fiscal year be applied toward the term loan’s principal balance; (ii) the pledge of the Route 59 and Route 55 casinos and other guarantees as security; and (iii) the term loan to be repaid quarterly in equal principal installments, with the applicable interest based on the three-month PRIBOR rate plus the said basis points. The renewable credit line matures on November 11, 2011 and the term loan matures on November 4, 2013.

Because this credit facility bears interest at variable rates of interest which could change monthly, the Company bears the risk and the exposure to the possibility that the interest rates on the credit facility will increase, perhaps substantially, over the term of the credit facility. If interest rates on the credit facility increase, because of an increase in the PRIBOR, our debt service obligations on the credit facility will increase even though the principal amount of our borrowings remain the same or even decrease, which would result in a decrease of our net income. We do not hedge our interest rate risk.

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

Changes in Internal Control over Financial Reporting

During the first six months of 2010, there were no significant changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010. In making this assessment, our management considered the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework.” Based on this assessment, management believes that, as of June 30, 2010, our internal control over financial reporting was operating effectively.

PART II - OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

We are often subject to various contingencies, the resolutions of which, our management believes will not have a material adverse effect on our consolidated financial position or results of operations.  We were not involved in any material litigation during the quarter ended June 30, 2010, or through the date of this filing.

ITEM 1A.               RISK FACTORS

Other than the two risk factors discussed above in “Item 3. Quantitative And Qualitative Disclosures About Market Risk,” there have been no addition of risk factors from the information provided in our Form 10-K for the year ended December 31, 2009.

The risk factors highlighted in our Form 10-K for the year ended December 31, 2009 are not the only risks our Company is facing.  Additional risks and uncertainties not currently known to us or that we deem to be immaterial at this time also may materially adversely impact our business, financial condition and operational results in the future.

ITEM 5.                  OTHER INFORMATION

The Company held its 2010 Annual Meeting of Stockholders on May 25, 2010 at the law offices of Elias, Matz, Tiernan & Herrick LLP, 734 15th Street, NW, 11th Floor, Washington D.C. 20005.  There were a total of 8,871,640 shares of common stock of the Company which could be voted and 6,111,186 shares were represented at the meeting by the holders thereof in person and by proxy, which constituted a quorum.  The votes were as follows:

1.                                       Election of Directors, for One-year Term expiring in 2011:

	For	Withheld	Not Voted

Geoffrey B. Baker	5,674,198	3,550	433,438

Timothy G. Ewing	5,675,318	2,430	433,438

Julio E. Heurtematte, Jr.	5,675,318	2,430	433,438

Rami S. Ramadan	5,675,318	2,430	433,438

Malcolm M.B. Sterrett	5,675,318	2,430	433,438

2.                                       Ratification of the appointment of Rothstein, Kass & Company, P.C. as the Company’s independent accountants for the fiscal year ending December 31, 2010:

For	Against	Abstain

6,108,579	607	2,000

As a result of such voting, all matters presented to the stockholders at the Annual Meeting were approved by the requisite vote.

ITEM 6.                  EXHIBITS

Reference is made to the Exhibit Index hereinafter contained.

TRANS WORLD CORPORATION
EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE SIX MONTHS ENDED JUNE 30, 2010

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

TRANS WORLD CORPORATION

Date: August 5, 2010	By:	/s/ Rami S. Ramadan
President, Chief Executive Officer and
Chief Financial Officer
(Principal Executive and Financial Officer)