Form 10-Q
period 2010-09-30
TRANS WORLD CORP
filed 2010-11-03
CIK 914577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of outstanding shares of the registrant’s common stock as of November 2, 2010 was 8,871,640.

TRANS WORLD CORPORATION AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2010

INDEX

PART 1 — FINANCIAL INFORMATION

i

ITEM 1.                FINANCIAL STATEMENTS

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2010 and December 31, 2009

(in thousands, except for share data)

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$2,216	$2,582
Prepaid expenses	803	1,026
Notes receivable, current portion	397	225
Other current assets	606	1,897

Total current assets	4,022	5,730

PROPERTY AND EQUIPMENT, less accumulated depreciation of $10,875 and $9,316, respectively	37,665	38,203

OTHER ASSETS:
Goodwill	6,703	6,577
Notes receivable, less current portion	1,125	1,309
Deposits and other assets	3,458	1,849

Total other assets	11,286	9,735

	$52,973	$53,668

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Long-term debt, current maturities	$2,087	$3,521
Capital lease, current portion	47	50
Accounts payable	1,619	1,206
Interest payable		218
Czech tax accrual	3,212	4,459
Accrued expenses and other current liabilities	1,387	1,659

Total current liabilities	8,352	11,113

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	7,107	6,983
Capital lease, less current portion	69	57

Total long-term liabilities	7,176	7,040

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:

Preferred stock, $.001 par value, 4,000,000 shares authorized, none issued
Common stock, $.001 par value, 20,000,000 shares authorized, 8,871,640 shares, issued and outstanding, respectively	9	9
Additional paid-in capital	51,909	51,710
Accumulated other comprehensive income	9,583	9,083
Accumulated deficit	(24,056)	(25,287)

Total stockholders’ equity	37,445	35,515

	$52,973	$53,668

See accompanying notes to condensed consolidated interim financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

Nine and Three Months Ended September 30, 2010 and 2009

(in thousands, except for share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$24,626	$25,292	$7,967	$8,735

COSTS AND EXPENSES:

Cost of revenues	13,570	13,645	4,494	4,999
Depreciation and amortization	1,495	1,615	509	626
Selling, general and administrative	7,873	7,427	2,385	2,347

	22,938	22,687	7,388	7,972

INCOME FROM OPERATIONS	1,688	2,605	579	763

OTHER EXPENSE:

Interest expense, net	(457)	(566)	(124)	(211)

NET INCOME	1,231	2,039	455	552

Other comprehensive income, foreign currency translation adjustments, net of tax	500	3,418	5,298	2,585

COMPREHENSIVE INCOME	$1,731	$5,457	$5,753	$3,137

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	8,871,640	8,869,806	8,871,640	8,871,640
Diluted	8,919,987	8,950,589	8,919,987	8,952,423

EARNINGS PER COMMON SHARE:
Basic	$0.14	$0.23	$0.05	$0.06
Diluted	$0.14	$0.23	$0.05	$0.06

See accompanying notes to condensed consolidated interim financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2010 and 2009

(in thousands)

	Nine Months Ended September 30,
	2010	2009
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,231	$2,039
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,495	1,615
Stock-based compensation expense	178	162
Stock issued for services		40
Warrants issued for services	12
Deferred compensation to be paid as stock	8	56
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,568	(121)
Deposits and other assets	(1,279)	69
Accounts payable	326	(1,548)
Interest payable	(218)	(39)
Czech tax accrual	(1,242)	599
Accrued expenses and other current liabilities	(258)	(334)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,821	2,538

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(210)	(190)
Repayment on notes receivable	146
Investment into Hotel Savannah and the Spa	(90)	(2,665)
NET CASH USED IN INVESTING ACTIVITIES	(154)	(2,855)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan	1,198
Principal payments on long-term debt	(2,674)
NET CASH USED IN FINANCING ACTIVITIES	(1,476)	—

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(557)	(364)

NET DECREASE IN CASH	(366)	(681)

CASH:
Beginning of period	2,582	3,676

End of period	$2,216	$2,995

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$675	$602

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired via accounts payable	$	$72

See accompanying notes to condensed consolidated interim financial statements

 TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except for share data)

1.              Basis of Presentation and Consolidation.

The accompanying unaudited condensed consolidated interim financial statements of Trans World Corporation and Subsidiaries (collectively, the “Company,” “TWC,” “we,” “our” or “us”) as of September 30, 2010 and December 31, 2009 and for the nine and three months ended September 30, 2010 and 2009 reflect all adjustments of a normal and recurring nature to fairly present the consolidated financial position, results of operations and cash flows for the interim periods. The financial statements of all foreign subsidiaries consolidated herein have been converted in accordance with accounting principles generally accepted in the United States of America (“US GAAP” or “GAAP”) for financial presentation purposes. All significant intercompany transactions and account balances have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements have been prepared by the Company according to the instructions of Form 10-Q and pursuant to the U.S. Securities and Exchange Commission’s (“SEC”) accounting and reporting requirements under Regulations S-X and S-K. Pursuant to these instructions, certain financial information and footnote disclosures normally included in such consolidated financial statements have been condensed or omitted.

In management’s opinion, all adjustments considered necessary for the fair presentation of the financial position, results of operations and cash flows of the Company have been included. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the nine and three months ended September 30, 2010 are not necessarily indicative of the results that may occur for the year ending December 31, 2010.

The condensed consolidated balance sheet as of December 31, 2009 was derived from the Company’s audited financial statements but does not include all disclosures required by US GAAP.  All monetary amounts set forth in these financial statements are in United States dollars (“USD” or “$”) and in thousands, unless otherwise stated herein.

2.              Commitments and Contingencies.

Lease Obligations - The Company is obligated under several operating leases expiring through 2018.  Future aggregate minimum annual rental payments under all of these leases for the next five years are as follows:

Twelve Months Ending September 30,
2011	$121
2012	$118
2013	$119
2014	$121
2015	$60

Rent expense under these operating leases was approximately $90 and $93 for the nine months ended September 30, 2010 and 2009, respectively.

The Company is also obligated under certain five-year, slot equipment operating leases, the projected costs of which are not included in the table above due to fluctuating inventory, expiring in 2011 and 2012, which provide for a monthly fixed rental fee per slot machine, and an option for replacement to a different/newer machine during the term of the lease.  In the third quarter of 2010, the Company’s slot lease expenses were approximately $546 versus $516 in the comparable period in 2009, while for the first nine months of 2010, they were $1,657 versus $1,539 for the comparable period in 2009.  The increase in lease expenses was attributable to the weaker Czech currency versus the Euro currency, as the slot leases are paid in Euros (“EUR”).

Employment Agreements - The Company’s July 1, 2005 employment agreement with its Chief Executive Officer (“CEO”), Mr. Rami S. Ramadan, absent the intervention of either party by September 30th of each year, renewed automatically for another calendar year, currently ending December 31, 2011.  In addition to a perpetually renewable employment term of one year absent the intervention of either party, the agreement provides for annual compensation, plus participation in the Company’s benefits programs and equity incentive plans. As of September 30, 2010, approximately $113 of annual compensation remains payable in 2010.

401 (k) and Profit Sharing Plan - The Company maintains a contributory 401(k) plan and a profit sharing plan.  These plans are for the benefit of all eligible corporate employees, who may have up to 16.5% of their salary withheld, not to exceed the maximum federally allowed amount.  The Company makes an employer-matching contribution of 60 cents for each employee dollar contributed.

Taxing Jurisdiction - The Czech Republic currently has a number of laws related to various taxes imposed by governmental authorities.  Applicable taxes include gaming tax, value-added tax or VAT, charity tax, and payroll (also known as social) taxes.  Tax declarations, together with other legal compliance areas (as examples, customs and currency control matters) are subject to review and investigation by a number of governmental authorities, which are enabled by law to impose fines, penalties and interest charges, create tax risks in the Czech Republic.  Management believes that it has adequately provided for its Czech tax liabilities as of September 30, 2010.

Legal Proceedings - The Company is often subject to various contingencies, the resolutions of which, its management believes will not have a material adverse effect on the Company’s consolidated financial position or results of operations.  TWC was not involved in any material litigation during the quarter ended September 30, 2010, or through the date of this filing.

3.              Liquidity.

As of September 30, 2010, the Company had a working capital deficit of approximately $4,363, a reduction of $1,020 compared to a working capital deficit of $5,383 at December 31, 2009.  This decrease was primarily due to the positive cash flow generated by operations, and short term nature of note receivables from the owners of the Grand Casino Lav, which represent a one year-equivalent of principal due on this replacement loan (see details below).

On July 8, 2010 TWC satisfactorily retired, pursuant to the terms of the Replacement Notes, the Company’s unsecured promissory notes aggregating a principal balance of $1,550 which had matured on June 26, 2010, along with a total payment of $295 in associated deferred and accrued interest.  In addition, on September 22, 2010, the Company completed its gaming tax payment schedule, as permitted by the Czech Ministry of Finance, to remit its 2009 gaming tax obligations of Czech Koruna (“CZK”) 31,000, or about $1,700.  As of September 30, 2010, the Company had fully drawn down its full Commerzbank revolving credit facility of CZK 40,000, or $2,200.  The Company was in full compliance with all of the credit facility’s financial covenants at September 30, 2010.

In December 2009, TWC agreed to a proposal from the owners of Grand Casino Lav to consolidate the owners’ three outstanding loans, which had been extended to them in connection with the Company’s securing of a 10-year casino management contract in 2007, plus accrued interest and penalties into a single, 3-year, 3.55% per annum interest, term loan (the “Replacement Loan”), to be effective January 1, 2010, excluding accrued management fees.  The Replacement Loan principal amount is approximately EUR 875, or approximately $1,200.  Monthly payments for the Replacement Loan commenced May 31, 2010 (after a four-month, interest-free grace period) and are current as of September 30, 2010.  In addition to liens on gaming equipment, the Replacement Loan is secured by nine legally-binding receivable notes, which can be presented at any time upon default of the Replacement Loan to the owners’ bank for the satisfaction of the Replacement Loan.  In the event of a sale of the business, the Replacement Loan would be transferred to the new owner.  TWC management believes the loan is fully collectible.

The Company’s management believes that its cash resources at September 30, 2010, in addition to the anticipated cash to be provided by existing operations, will be sufficient to satisfy its accounts payable and other current obligations and fund its operating activities for the next twelve months.  However, should cash from operations be insufficient to cover the above objectives, the Company may seek to raise additional equity or debt capital in order to fund its current liabilities, operations and growth strategies.  There is no guarantee that such funds will be available to TWC at favorable terms or at all, in which case the Company may decide to reduce its operations and/or its development plans.

4.              Summary of Selected Significant Accounting Policies.

(a)          Revenue recognition - The Company complies with requirements for revenue recognition in financial statements. Casino revenue is defined as the net win from gaming activities, which is the difference between gaming wagers and the amount paid out to patrons, and is recognized on the day it is earned. Revenues generated from ancillary services, including lodging, sales of food, beverage, cigarettes, and casino logo merchandise are recognized at the time the related services are performed and represent as of September 30, 2010, on each individual basis, less than three percent of total revenues.

(b)         Earnings per share - The Company complies with accounting and disclosure requirements regarding earnings per share. Basic earnings (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share incorporate the dilutive effect of common stock equivalents on an average basis during the period. The Company’s common stock equivalents currently include stock options, warrants and deferred compensation stock. Thus, unexercised stock options to purchase up to 838,525 and 838,965 shares as of September 30, 2010 and September 30, 2009, respectively, were included in the computation of diluted earnings per common share, if such unexercised stock options were “in-the-money” and vested. Warrants to purchase up to 75,000 shares were also included, if they were “in-the-money” and vested. In addition, 48,258 and 44,650 issuable shares, as of September 30, 2010 and September 30, 2009, respectively, under the Company’s Deferred Compensation Plan were also included in the computation.

A table illustrating the impact of dilution on earnings per share, based on the treasury stock method, is presented below:

	(UNAUDITED)
	For the Nine Months Ended		For the Three Months Ended
(amounts in thousands, except for	September 30,		September 30,
share data)	2010	2009	2010	2009
Basic Earnings Per Share:
Net earnings	$1,231	$2,039	$455	$552

Weighted average common shares	8,871,640	8,869,806	8,871,640	8,871,640

Basic earnings per share	$0.14	$0.23	$0.05	$0.06

Diluted Earnings Per Share:
Net earnings	$1,231	$2,039	$455	$552

Weighted average common shares	8,871,640	8,869,806	8,871,640	8,871,640

Addition due to the effect of dilutive securities:
Stock options and warrants (1)	89	36,133	89	36,133
Stock issuable under the Deferred Compensation Plan	48,258	44,650	48,258	44,650

Dilutive potential weighted average common shares	8,919,987	8,950,589	8,919,987	8,952,423

Diluted earnings per share	$0.14	$0.23	$0.05	$0.06

(1) Per the treasury stock method.

(c)          Goodwill - Goodwill represents the excess of the cost of the Company’s Czech subsidiaries over the fair value of their net assets at the date of acquisition, which consisted of the Ceska and Rozvadov casinos and the land in Hate, which is currently, the Route 59 Casino. Goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. The Company has allocated the goodwill over two reporting units that are components of the operating segment “Czech subsidiaries” and are classified as the “German reporting unit” which consists of the Ceska and Rozvadov casinos, and the “Austrian reporting unit” which consists of the Route 55 and Route 59 casinos and the Hotel Savannah. The impairment assessment requires the Company to compare the fair value of its two reporting units to their respective carrying values to determine whether there is an indication that an impairment exists. The fair value of the two reporting units were determined through a combination of recent appraisals of the Company’s real property and a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”), which was based on the Company’s experience and data from independent, third parties. As required, the Company performed its required annual fair-value based testing of the carrying value of goodwill related to its two reporting units at September 30, 2010, and determined that goodwill was not impaired at September 30, 2010. The Company will perform its required annual assessment of goodwill during the third quarter of 2011.

(d)         Property and Equipment - Property and equipment is stated at cost less accumulated depreciation and amortization.  TWC capitalizes the cost of improvements that extend the life of the asset and expenses maintenance and repair costs as incurred.  The Company provides for depreciation and amortization using the straight-line method over the following estimated useful lives:

Asset	Estimated Useful Life

Building and improvements	5-50 years
Gaming equipment	4-12 years
Furniture, fixtures and other equipment	4-12 years

At September 30, 2010 and December 31, 2009, property and equipment consisted of the following:

	As of September 30, 2010	As of December 31, 2009
	(unaudited)

Land	$2,749	$3,569
Building and improvements	31,347	32,307
Furniture, fixtures and other equipment	14,444	11,643

	48,540	47,519
Less accumulated depreciation and amortization	(10,875)	(9,316)

	$37,665	$38,203

(e)          Impairment for long-lived assets - The Company adheres to GAAP for the impairment on disposal of long-lived assets and periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived assets, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists. If an asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value. An estimate of the asset’s fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. The Company reports an asset to be disposed of at the lower of its carrying value or its estimated net realizable market value. There were no impairment losses for long-lived assets recorded for the nine months ending September 30, 2010.

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

The impact of foreign currency translation on goodwill is presented below:

	Applicable	Goodwill
	Foreign Exchange	German		Austrian
As of September 30, 2010 (in thousands, except FX)	Rate (“FX”) (2)	reporting unit		reporting unit		Total

Residual balance, as of January 1, 2003 (in USD) (1)		USD	3,042	USD	537	USD	3,579

USD residual balance (A), translated at June 30, 1998 (date of acquisition), at FX rate of:	33.8830	CZK	103,077	CZK	18,190	CZK	121,267

2003 CZK balance, translated to USD, at September 30, 2010 at FX of:	18.0918	USD	5,697	USD	1,006	USD	6,703

Net increase to Goodwill (adjustment made to Translation Adjustment in consolidation):		USD	2,655	USD	469	USD	3,124

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

(h)         Comprehensive income — The Company complies with GAAP accounting and reporting requirements for reporting comprehensive income. Those requirements establish rules for reporting and display of comprehensive income and its components.  Furthermore, they require the Company’s change in the foreign currency translation adjustments to be included in other comprehensive income.

(i)             Promotional allowances — Promotional allowances primarily consist of food and beverages and, to certain of its valuable players, hotel accommodations, all of which are furnished gratuitously.  For the nine months ended September 30, 2010 and 2009, revenues do not include the retail amount of food and beverages and hotel accommodations of $4,432 and $3,857, respectively, provided at no-charge to customers. The retail value of the food and beverages given away is determined by dividing the food and beverage costs charged to the gaming operation of $1,857 and $1,539, for the respective periods, by the average percentage of cost of food and beverages sold.  The cost of hotel accommodations is either the out-of-pocket expenses paid to other hotels or the retail charge of rooms at the Hotel Savannah. The promotional allowances are summarized below:

	(UNAUDITED)
	For the Nine Months Ended		For the Three Months Ended
	September 30,		September 30,
(amounts in thousands)	2010	2009	2010	2009

Cost of gratuitous food and beverages (A)	$1,857	$1,539	$590	$655
Average cost of food and beverages sold(B)	41.94%	39.94%	39.60%	41.96%

Retail value of food and beverages (A/B)	$4,428	$3,853	$1,490	$1,561
Cost of hotel accommodations	4	4	1	2
Total promotional allowances	$4,432	$3,857	$1,491	$1,563

(j)             Czech taxes — The majority of TWC’s revenues are derived from gaming operations in the Czech Republic, which are subject to gaming taxes only, while its non-gaming revenues, which are not material, have correspondingly non-material corporate income tax liabilities under Czech law.  Gaming taxes are computed on gross gaming revenues, which are comprised of live (table) games and slot games revenues. For live game revenue, the applicable taxes and fees are: (i) a 10% administration tax; (ii) a 1% state supervision fee; and (iii) a charity contribution (tax) (herein referred to as a charity tax) according to a gross revenue formula specified by the Czech Ministry of Finance, net of the aforementioned taxes and fees. For slot game revenue, the applicable taxes and fees are: (i) an annual license fee of CZK 30,000, or $1,400, per slot machine, paid to the Ministry of Finance; (ii) an administration fee of CZK 4,000, or $200, per slot machine; and (iii) the charity tax, net of the applicable fees.  Therefore, for all gaming revenue, net of applicable taxes and fees, up to CZK 50,000 (or approximately $2,800 at the September 30, 2010 exchange rate), a 6% charity tax applies; up to CZK 100,000 (or approximately $5,500 at the same exchange rate), an 8% rate applies; up to CZK 500,000 (or approximately $28,000 at the same exchange rate), a 10% rate applies; and above the CZK 500,000 gaming revenue threshold, a 15% rate applies.  The charity tax is intended for publicly beneficial, cultural, sporting and welfare purposes, net of local (municipality) administration and slot state-licensing fees.  TWC’s gaming taxes are presented in the following table:

	(UNAUDITED)
	For the Nine Months Ended		For the Three Months Ended
	September 30,		September 30,
(amounts in thousands)	2010	2009	2010	2009

Gaming taxes (live games and slots)	$1,132	$1,282	$348	$439
Charity taxes	1,930	1,997	624	701
Total gaming taxes	$3,062	$3,279	$972	$1,140

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

On April 8, 2010, the Company opted to utilize a payment schedule, ending September 25, 2010, permitted by the Czech Ministry of Finance to remit its 2009 gaming tax obligations of approximately CZK 31,000, or approximately $1,500.  On September 22, 2010, TWC satisfactorily completed the scheduled remittances of 2009 taxes to the Czech Ministry of Finance.

In conformity with the European Union (“EU”) taxation legislation, when the Czech Republic joined the EU in 2004, its value added tax (“VAT”) increased from a range of 5% to 22%, beginning in January 2004, up to a range of 9% to 19%, by December 31, 2009 for all intra-EU generated purchases. All non-EU generated purchases were impacted by identical VAT increases, beginning in May 2004.  Beginning January 1, 2010, VAT rates increased to a range of 10% to 20% in the Czech Republic.  The Company pays its VAT directly to its vendors in connection with any purchases that are subject to this tax.  Unlike in other industries, VATs are not recoverable for gaming operations.  As for the Company’s new hotel operation, Hotel Savannah, the recoverable VAT was non-material for the nine and three month periods in 2010 and 2009, respectively.

(k)          Income taxes — The Company complies with GAAP accounting and reporting requirements with respect to accounting for income taxes, which require an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed for differences between the financial statement and the tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.  In July 2006, the accounting recognition rules for uncertainty in income taxes created a single accounting and disclosure model for uncertain tax positions, provides guidance on the minimum threshold that a tax uncertainty is required to meet before it can be recognized in the financial statements and applies to all tax positions taken by a company, both those deemed to be routine as well as those for which there may be a high degree of uncertainty.  During the period ended September 30, 2010, the Company recognized no adjustments for uncertain tax positions.

(l)             Recently issued and adopted accounting standards:

In December 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-17, which requires a qualitative approach for determining the primary beneficiary of a variable interest entity and replaces the quantitative evaluation previously set forth under FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities.” This approach is focused on identifying the reporting entity that has the ability to direct the activities of a variable interest entity that most significantly affects the entity’s economic performance and has the obligation to absorb the entity’s losses or has the right to receive benefits from the entity. ASU No. 2009-17, among other things, requires enhanced disclosures about a reporting entity’s involvement in variable interest entities. The guidance under ASU No. 2009-17 became effective for the first annual period beginning after November 15, 2009, and interim periods within that first annual period. The Company adopted the pronouncement on January 1, 2010 resulting in no impact to the Company’s consolidated balance sheets, statements of income and cash flows.

In January 2010, the FASB issued ASU No. 2010-06, which requires additional disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3 fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009.  The Company has complied with the additional disclosures required by this standard.  The adoption of this standard had no impact on the Company’s consolidated financial position, results of operations and cash flows.

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

Amounts presented in this Item 2 are rounded.  As such, rounding differences could occur in period over period changes and percentages reported throughout this Item 2.

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

Currently, we own and operate four casinos in the Czech Republic (“CZ”), and manage, under a 10-year management contract expiring in 2017, a casino and nightclub in Croatia.  With respect to our Czech casinos, two are located in the western part of the CZ, close to the border of Germany.  The larger of the two, located in Ceska Kubice

(“Ceska”), currently has five competitors, one of which began operation in December 2009. The smaller one is located in the town of Rozvadov (“Rozvadov”), and currently has one competitor.  The other two Czech casinos are located in the southern part of the CZ, close to the Austrian border.  The larger of these two, “Route 55,” located in Dolni Dvoriste, has two competitors, and the other casino, “Route 59,” which recently underwent a major building expansion and renovation, is located in Hate, near Znojmo, and currently has two competitors.  On April 16, 2009, we officially launched our newly constructed 77-room, European four-star hotel, Hotel Savannah.  The hotel is connected to our Route 59 casino with the joint facility’s main restaurant linking the two buildings.  Along with the hotel operation, which includes eight banquet rooms for meetings and conferences, we also launched a full-service spa, the Spa at Hotel Savannah (the “Spa”), which is attached to Hotel Savannah.  The Spa, which features Ayurvedic massage therapies and an indoor pool, opened on March 16, 2009 and is operated by an independent contractor.  The Croatian casino and adjoining nightclub (collectively known as the “Grand Casino Lav”), is located in the Grand Hotel Lav resort in the city of Podstrana, near Split, Croatia.  The Grand Casino Lav’s revenues and expenses are recognized on the owner’s books.  We derive only management fee income from the performance results of the Grand Casino Lav, which is recognized in our consolidated financial statements.  The Grand Casino Lav currently has two competitors.

Our industry is capital intensive, and we rely heavily on the ability of our casinos to generate operating cash flow to repay debt financing, to fund maintenance and capital expenditures and to provide funds for future development.

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

The consolidated balance sheet totals of the Company’s foreign subsidiaries at September 30, 2010 and December 31, 2009 were converted to USDs using the interbank exchange rates, as reported at www.oanda.com, which are depicted in the following table:

As of	USD	CZK
September 30, 2010	1.00	18.0918
December 31, 2009	1.00	18.4379

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

Review of the Condensed Consolidated Interim Results of the Company:

Three Months Ended September 30, 2010 and 2009:

	Three Months Ended September 30,
(in thousands, except per share data)	2010	2009	Variance $	Variance %
	(unaudited)	(unaudited)

Total revenues	$7,967	$8,735	$(768)	-8.8%
Total operating costs and expenses	7,388	7,972	(584)	-7.3%
Income from operations	579	763	(184)	-24.1%
Other expense	(124)	(211)	87	-41.2%
Net Income	$455	$552	$(97)	-17.6%
Earnings per common share:
Basic	$0.05	$0.06
Diluted	$0.05	$0.06

For the quarter ended September 30, 2010, our total revenues declined to approximately $8.0 million, from $8.7 million for the quarter ended September 30, 2009.  The decline was attributable in large part to several factors: (i) the negative impact of the 2010 FIFA World Cup, which continued for 11 days into the beginning of the third quarter of 2010, and served to divert many of our players to other social venues, including their own homes, to watch the soccer matches; (ii) the significant live game losses at our largest casino, Route 55; and (iii) the lower revenue at one of our casinos due to stronger than expected competition.  Live game attendance fell 9.9% while slot attendance rose 2.3%, for the three months ended September 30, 2010 versus the same three months a year ago.  The live game revenue decline that resulted was partially offset by revenue increases in slot revenues, food and beverage (“F&B”) and by the addition of hotel room and spa revenues.  F&B, rooms and spa revenues aggregated approximately 5.6% of total revenue.

Operating costs and expenses decreased $584,000, or 7.3%, from approximately $8.0 million for the quarter ended September 30, 2009 to approximately $7.4 million for the quarter ended September 30, 2010, mainly due to reduced volume-based gaming taxes and payroll, lower expenses in property-related costs and to lower depreciation and amortization expenses for the comparable periods.

Income from operations fell $184,000 or 24.1%, to $579,000, from the third quarter in 2009 income from operations of $763,000, as a result of the above factors.

Other expense for the quarter ended September 30, 2010 decreased by $87,000, or 41.2%, to $124,000 from $211,000 for the same quarter last year, and represents lower interest paid on the Company’s credit facility, due to lower interest rates.

As a result of the above, net income for the three months ended September 30, 2010 decreased by $97,000, or 17.6%, to $455,000, versus a net income of $552,000 for the three months ended September 30, 2009.

Costs and Expenses

Total costs and expenses for the three months ended September 30, 2010 and 2009 are presented below:

	For the Three Months Ended
	September 30,
(amounts in thousands)	2010	2009	Variance $	Variance %
	(unaudited)	(unaudited)

Cost of revenues	$4,494	$4,999	$(505)	-10.1%
Depreciation and amortization	509	626	(117)	-18.7%
Selling, general and administrative	2,385	2,347	38	1.6%
Total operating costs and expenses	$7,388	$7,972	$(584)	-7.3%

Cost of revenues for the quarter ended September 30, 2010 decreased by $505,000, or 10.1%, primarily due to lower volume-driven gaming taxes, payroll and amenity expenses.  The complimentary food and beverage, cigarettes, and hotel accommodations costs were recognized in the gaming departmental expenses, which totaled approximately $619,000 or 8.3% of gaming revenues for the three months ended September 30, 2010, compared with $683,000 or 8.3% of gaming revenues for the comparable quarter last year.  General gifts and giveaways, excluding personal gifts, represented $146,000 or 2.0% of gaming revenues, versus $227,000 or 2.7% of gaming revenues in the same quarter of 2009.  These expenses were also recognized in the gaming departmental expenses and represented a shift toward lower-cost, in-house promotions and a higher customer-service focus.

The personal gifts, which are booked in the Marketing Department, totaled approximately $22,000 for the third quarter in 2010, compared with $6,000 for the same quarter in 2009 and reflect a heightened focus on players’ attraction.

Depreciation and amortization expense decreased by $117,000, or 18.7%, largely due to the presence of fully depreciated assets.

Selling, general and administrative costs increased by $38,000, or 1.6%, due largely to higher costs in repairs and maintenance and utilities, which were partly offset by lower property insurance premiums.

Nine Months Ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
(in thousands, except per share data)	2010	2009	Variance $	Variance %
	(unaudited)	(unaudited)

Total revenues	$24,626	$25,292	$(666)	-2.6%
Total operating costs and expenses	22,938	22,687	251	1.1%
Income from operations	1,688	2,605	(917)	-35.2%
Other expense	(457)	(566)	109	-19.3%
Net Income	$1,231	$2,039	$(808)	-39.6%
Earnings per common share:
Basic	$0.14	$0.23
Diluted	$0.14	$0.23

For the nine months ended September 30, 2010, our total revenues decreased by $666,000, or 2.6%, to $24.6 million, from approximately $25.3 million for the same period ended September 30, 2009, largely due to a 12.3% decline in live game revenues, precipitated by a 10.3% drop in attendance.  The live game revenue decrease was partly offset by revenue improvements in slots, F&B, and the spa business of 4.6%, 38.8% and 98.3%, respectively.

Live game and slot attendances declined 10.3% and 1.8%, respectively, when compared with the same period a year ago, largely due several factors: (i) the severe snowfalls and dangerous road conditions, which restricted travel for an average of 21 days in the first quarter of 2010 versus an average of 5 days for the comparable quarter last year; (ii) the negative impact of the 2010 FIFA World Cup soccer matches, which served to reduce overall attendance at our casinos; and (iii) new and stronger competition.  Attendance in slots did rebound slightly in the third quarter, thereby narrowing the year-to-date variance to last year.

Overall, total revenues were supplemented by the addition of rooms, F&B and spa revenues from Hotel Savannah and the Spa.  Combined hotel rooms, F&B, and spa revenues totaled approximately 4.9% of the Company’s consolidated revenue.

Total operating costs and expenses increased by $251,000 or 1.1%, mainly due to the continuation of a players’ loyalty rewards program that was implemented in the last quarter of 2009, and intended to stimulate casino attendance and incentivize longer playtime.  Also, increased expenditures in promotional activities, gifts and giveaways and complimentary buffets and beverages, as detailed below, were used as a means to combat increasing competition.

As a result of the above costs, income from operations fell 35.2% or $917,000 from the first nine months of 2009.

Other expense was reduced by $109,000, or 19.3%, primarily due to the July 8, 2010 payoff of our Replacement Notes totaling $1.55 million and to lower interest rates applicable to our credit facility payments.

Consequently, net income for the nine months ended September 30, 2010 decreased by $808,000 or 39.6%, to $1.2 million versus $2.0 million in the same period a year ago.

Costs and Expenses

Total costs and expenses for the nine months ended September 30, 2010 and 2009 are presented below:

	For the Nine Months Ended September 30,
(amounts in thousands)	2010	2009	Variance $	Variance %
	(unaudited)	(unaudited)

Cost of revenues	$13,570	$13,645	$(75)	-0.5%
Depreciation and amortization	1,495	1,615	(120)	-7.4%
Selling, general and administrative	7,873	7,427	446	6.0%
Total operating costs and expenses	$22,938	$22,687	$251	1.1%

Cost of revenues for the nine months ended September 30, 2010 decreased by about $75,000, or 0.5%, primarily due to increased player-related amenities, which were offset by lower revenue-based gaming taxes and payroll.

Complimentary food and beverage, cigarettes, and hotel accommodations costs were recognized in gaming departmental expenses, which totaled $1.9 million or 8.4% of gaming revenues for the nine months ended September 30, 2010, versus $1.8 million or 7.7% of gaming revenues for the comparable nine-month period in 2009.  General gifts and giveaways, which were also recognized in gaming departmental expenses, but excluding personal gifts, represented $370,000 or 1.6% of gaming revenues for the same nine months in 2010, compared with $369,000 or 1.5% of gaming revenues for the nine months ended September 30, 2009.

The personal gifts, which are booked in the marketing department (selling, general and administrative costs), totaled approximately $54,000 for the first nine months of 2010, versus $58,000 for the same period a year ago.

Depreciation and amortization expense decreased by $120,000, or 7.4%, resulting from fully depreciated assets.

Selling, general and administrative costs of approximately $7.9 million for the nine months ended September 30, 2010 increased by $446,000 or 6.0% from the same period in 2009, principally due to higher marketing and promotional expenses related to the 2010 Miss Austria Pageant, hosted on March 27, 2010 by Route 59 and Hotel Savannah.  Higher promotional activities in an effort to combat new and greater competition also contributed to the increase.

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

Route 59

Route 59 Casino, which has a New Orleans in the 1920’s theme, currently includes 21 gaming tables, which consist of 16 card tables and nine roulette tables, and 114 video slot machines.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2010, we had a working capital deficit of approximately $4.4 million, a reduction of $1.0 million compared to a working capital deficit of approximately $5.4 million at December 31, 2009.  This decrease was primarily due to the positive cash flow generated by operations, and short term nature of note receivables from the owners of the Grand Casino Lav, which represent a one year-equivalent of principal due on this replacement loan (see details below).

On July 8, 2010, we satisfactorily retired, pursuant to the terms of the Replacement Notes, the Company’s unsecured promissory notes aggregating a principal balance of $1.55 million which had matured on June 26, 2010, along with a total payment of $295,000 in associated deferred and accrued interest.  In addition, on September 22, 2010, we completed the gaming tax payment schedule, as permitted by the Czech Ministry of Finance, to remit our 2009 gaming tax obligations of CZK 31 million, or about $1.7 million.  As of September 30, 2010, we had fully drawn down our full Commerzbank revolving credit facility of CZK 40 million, or approximately $2.2 million.  We were in full compliance with all of the credit facility’s financial covenants at September 30, 2010.

In December 2009, we agreed to a proposal from the owners of Grand Casino Lav to consolidate the owners’ three outstanding loans, which had been extended to them in connection with the Company’s securing of a 10-year casino management contract in 2007, plus accrued interest and penalties into a single, 3-year, 3.55% per annum interest, term loan (the “Replacement Loan”), to be effective January 1, 2010, excluding accrued management fees.  The Replacement Loan principal amount is approximately EUR 875,000, or approximately $1.2 million.  Monthly payments for the Replacement Loan commenced May 31, 2010 (after a four-month, interest-free grace period) and are current as of September 30, 2010.  In addition to liens on gaming equipment, the Replacement Loan is secured by nine legally-binding receivable notes, which can be presented at any time upon default of the Replacement Loan to the owners’ bank for the satisfaction of the Replacement Loan.  In the event of a sale of the business, the Replacement Loan would be transferred to the new owner.  We believe the loan is fully collectible.

The Company’s management believes that our cash resources at September 30, 2010, in addition to the anticipated cash to be provided by existing operations, will be sufficient to satisfy our accounts payable and other current obligations and fund our operating activities for the next twelve months.  However, should cash from operations be insufficient to cover the above objectives, we may seek to raise additional equity or debt capital in order to fund our current liabilities, operations and growth strategies.  There is no guarantee that such funds will be available to TWC at favorable terms or at all, in which case we may decide to reduce our operations and/or our development plans.

We are obligated under various contractual commitments over the next five years.  We have no off-balance sheet arrangements.  The following is a five-year summary of our commitments as of September 30, 2010:

(in thousands)		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term, unsecured debt, foreign	$1,286	$—	$1,286	$—	$—
Long-term, secured debt, foreign	7,909	2,087	5,822
Operating and capital leases	704	174	309	181	40
Employment agreements	563	450	113

Total contractual obligations	$10,462	$2,711	$7,530	$181	$40

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

Long Range Objective

Our operations are primarily in the gaming industry and we have recently entered the hotel business.  Consequently, our senior corporate management, several of whom have extensive experience in the hotel industry, are exploring ways to further expand the Company’s operations through the acquisition and/or development of new, complementary business units, such as hotels, while continuing to grow the Company’s existing operations.  In this regard, we have made a first step, with our first internally developed hotel, Hotel Savannah.  We will also seek to manage or lease new business units that complement our existing operations, while acquisitions will be based on evaluations of the potential returns of projects that arise and, for certain projects, the availability of financing.

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

Interest Rate Risk

We maintain a loan facility and credit line (“credit facility”) from Commerzbank Aktiengesellschaft, pobočka Praha (“Commerzbank”). The credit facility is provided in two tranches: a 4-year term loan of CZK 125 million (or $6.9 million at the September 30, 2010 exchange rate), with quarterly interest based on the three-month Prague Interbank Offered Rate (“PRIBOR”) plus 500 basis points, and a renewable two-year revolving credit line of CZK 40 million (or $2.2 million at the same exchange rate) with interest based on, depending on each draw request, the one, two, three or six-month PRIBOR plus 400 basis points, with the Company’s option to renew the term for one-year.  The revolving credit line will be reduced to CZK 35 million (or $1.9 million at the same exchange rate) after 12 months from the signing date, November 4, 2009.  The credit line was fully drawn down at September 30, 2010.  The credit facility includes financial covenants, security and requirements, which notably include: (i) a mandatory annual prepayment that requires that 25% of the Company’s excess cash above a certain annually-escalating bank balance at the end of each fiscal year be applied toward the term loan’s principal balance; (ii) the pledge of the Route 59 and Route 55 casinos and other guarantees as security; and (iii) the term loan to be repaid quarterly in equal principal installments, with the applicable interest based on the three-month PRIBOR rate plus the said basis points.  The renewable credit line matures on November 4, 2011 and the term loan matures on November 4, 2013.

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

Changes in Internal Control over Financial Reporting

During the first nine months of 2010, there were no significant changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2010. In making this assessment, our management considered the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework.” Based on this assessment, management believes that, as of September 30, 2010, our internal control over financial reporting was operating effectively.

PART II - OTHER INFORMATION

ITEM 1.               LEGAL PROCEEDINGS

We are often subject to various contingencies, the resolutions of which, our management believes will not have a material adverse effect on our consolidated financial position or results of operations.  We were not involved in any material litigation during the quarter ended September 30, 2010, or through the date of this filing.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

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

TRANS WORLD CORPORATION

Date: November 3, 2010	By:	/s/ Rami S. Ramadan
President, Chief Executive Officer and
Chief Financial Officer
(Principal Executive and Financial Officer)