Form 10-K
period 2010-12-31
TRANS WORLD CORP
filed 2011-03-14
CIK 914577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

☒                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

or

☐                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to                     .

Commission File No.:  000-25244

TRANS WORLD CORPORATION

(Exact name of Registrant as specified in its charter)

Nevada	13-3738518
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

545 Fifth Avenue, Suite 940
New York, New York	10017
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (212) 983-3355

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act.  YES ☐ NO ☒

The aggregate market value of the Common Stock of the Registrant held by non-affiliates as of June 30, 2010, based upon the average bid and asked price of $3.00 as reported on the OTC Bulletin Board on that date, was $26,614,920.00.  As of March 8, 2011, there were 8,871,640 shares of Common Stock of the Registrant deemed outstanding.

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

TRANS WORLD CORPORATION

FORM 1O-K

i

			Page
PART IV.
	Item 15.	Exhibits and Financial Statement Schedules	64

EXHIBITS INDEX			65
SIGNATURES AND CERTIFICATIONS			68
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS			22

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains certain forward-looking statements including expectations of market conditions, challenges and plans, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the Safe Harbor provisions created by that statute. Reference is made to Part I, Item 1A “Risk Factors” and to Part II, Item 7 “Management’s  Discussion and Analysis of Financial Condition and Results of Operations — Forward Looking Statements” for a discussion of the Registrant’s qualifications with respect to certain information presented in this Annual Report on Form 10-K.

Item 1.  Business.

General Development of Business

Trans World Corporation (hereinafter referred to as “we”, “us”, “Company”, or “TWC”) was organized as a Nevada corporation in October 1993 for the acquisition, development and management of gaming establishments, to the extent permitted by applicable local laws, featuring live and mechanized gaming, including video gaming devices such as video poker machines, primarily in Louisiana.  In 1998, we amended our operating strategy by shifting our focus to the casino market in Europe.  Today, we operate five full-service casinos; four of which are owned and one of which is managed under contract.  The four fully-owned casinos are in the Czech Republic, located in Ceska Kubice (“Ceska”), Rozvadov (“Rozvadov”), Hate (“Route 59”), and Dolni Dvoriste (“Route 55”). The property operating under a management contract, the Grand Casino Lav and InMotion Nightclub (collectively referred to as the “Grand Casino Lav”), is located in Podstrana, Croatia, near the city of Split.

The Czech casinos, which conduct business under our registered brand name, American Chance Casinos (“ACC”), are situated at border locations and draw the majority of their customers from Germany and Austria.  Each of the casinos has a distinctive theme, portraying a recognizable era of American history: Pacific South Seas, Chicago in the Roaring 1920’s during Prohibition, New Orleans in the 1920’s, and Miami Beach in the 1950’s.  ACC’s operating strategy centers on differentiating its products and service offerings from its direct competitors, the very formal German and Austrian casinos in our market areas, and as a result, management has endeavored to create gaming environments with casual and exciting atmospheres, emphasizing entertainment and cutting edge technologies.  Further, as part of the ACC operating formula, our management endeavors to uphold the integrity and professionalism of our operations as a means to dispel any concerns that customers and governments might have about gambling.

In addition to the above operations, we also own and operate a 77-room, four-star deluxe hotel, the Hotel Savannah, which is physically connected to our Route 59 casino, and a full-service spa, the Spa at Savannah (the “Spa”), which is operated by a contractor and is attached to the hotel.  The hotel features eight banquet halls for meetings and special events as well as a full-service restaurant and bar.  The hotel began operations on January 14, 2009 and on April 16, 2009, we held the grand gala-opening for both the Hotel Savannah and the Spa.

Due to a number of factors over the last few years, including disruptions in global economies, stagnant credit markets, reduced consumer spending, and high unemployment, 2010 was a difficult year for the European casino business, similar to 2009. Casino volumes and demand for hotel rooms continue to be lower than the trends experienced pre-2009. While we have experienced some stabilization in our operations over the past year, the current economic conditions in the Czech Republic and neighboring countries may continue to put downward pressure on casino volumes, hotel occupancy rates, room rates, and profitability.

Although our principal executive offices are located in New York City, New York, we have no operating presence in the United States.  Financial information about our reporting units and geographic areas is incorporated by reference from Note 2 of the Notes to Consolidated Financial Statements included in this Annual Report on Part II, Item 8.  Management of the Company reviews expansion opportunities on a continual basis.  Any acquisition of the stock or assets of another company could result in the dilution of our Common Stock, an increase in our borrowings, additional operational risks and exposure to new liabilities and other factors that could adversely affect our operating results or financial condition.

Corporate Information

Our corporate offices are located at 545 Fifth Avenue, Suite 940, New York, New York 10017, our telephone number is (212) 983-3355, our website is www.transwc.com and the ACC website is www.acc.cz.  Neither website is a part of this Form 10-K.

Description of Business

TWC is engaged in the acquisition, development and management of niche casino operations in Europe, which feature gaming tables and mechanized gaming devices, such as video slot machines, as well as the acquisition, development and management of mid-size hotels, which may include casino facilities.  Our expansion into the hotel industry is founded on management’s belief that hotels in the mid-size class are complementary to our casino brand, that opportunities in one of these two industries often lead to, or are tied to, opportunities in the other industry, and that a more diversified portfolio of assets gives us greater stability and makes TWC more attractive to potential investors.  Further, several of our top management executives have extensive experience in the hotel industry.

Market Overview and Competition

Casinos in Germany and Austria have formal atmospheres and an air of exclusivity, while our casinos offer a relaxed but exciting ambiance, which has become a desirable alternative for many of our patrons.  Further, we have established ACC as a reputable casino company in the Czech Republic through our high customer service standards, professionalism, and strict adherence to all local gaming regulations.

As of December 31, 2010, six casinos operate in direct competition with our Ceska casino, one of which opened in January 2010.  One competitor casino operates across the street from our Rozvadov casino.  Each of our Route 59 and Route 55 casinos currently has two direct competitors.  Some of these competitors are larger and have financial and/or other resources that are greater than ours.  While we do not consider our business to be seasonal, it is occasionally negatively impacted by extreme weather conditions, which was the case in 2010.  See Item 1A “Risk Factors — Climate Impact.”

The Grand Casino Lav, which opened on December 22, 2006, targets the immediate region surrounding Split, a resort destination and a United Nations Educational, Scientific and Cultural Organization (“UNESCO”)-recognized city, as well as neighboring countries.  The Grand Casino Lav has two competitors.

We face significant competition in each of the jurisdictions in which we operate.  Such competition may intensify in some of these jurisdictions if new gaming operations open in these markets or existing competitors expand their operations.  Our properties compete directly with other gaming properties in each location in which we operate, as well as in our local markets in adjacent countries.  We believe that increased gaming in other locations in or near the markets areas in which we operate, and the increase in popularity of internet gaming, could create additional competition for us and could adversely affect our operations or proposed development projects.  Further, the gaming industry in Eastern Europe faces competition from a variety of sources for discretionary consumer spending, including spectator sports and other entertainment and gaming options. Competitive gaming activities include traditional casinos, video lottery terminals, state-sponsored lotteries and other forms of legalized gaming. Additionally, internet gaming and wagering is growing rapidly and affecting competition in our industry. We anticipate competition in this area will become more intense as new web-based ventures enter the industry.

Costs and Effects of Environmental Compliance

We incurred no material costs or effects of environmental compliance for the year ended December 31, 2010.  See also Part I, Item 1A “Risks Factors — Climate Impact.”

Research and Development

The Company does not engage in research and development other than internal market research for general business development, and does not account for research expenditures separately under generally accepted accounting principles and, in any event, did not incur any separate research and development expense for 2010 or 2009.

Available Information - Internet Access

We are a “smaller reporting company” under the rules of the Securities and Exchange Commission (“SEC”). Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) are available free of charge on or through our website (www.transwc.com) as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission. In addition, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers (including the Company) that file electronically with the SEC.

Our Facilities

As a complement to our gaming operations, we opened Hotel Savannah, a 77-room, European four-star deluxe hotel, the first (newly constructed) hotel for the Company.  In connection with the hotel, we also launched a full-service spa, the Spa, which is attached to the hotel.  The Spa features a large indoor pool and Ayurvedic massage therapy, which is sub-contracted to a local operator.  Hotel Savannah, which features eight banquet halls for meetings and conventions, is connected to our Route 59 casino with the hotel restaurant linking the two buildings.  The hotel had a soft-opening on January 14, 2009 and both Hotel Savannah and the Spa held a grand-gala opening on April 16, 2009 with wide publicity and media coverage.  The combined operation of hotel and spa has proven so far to benefit Route 59 by attracting business, contributing incremental cash, and enhancing the Company’s overall results.

Our free-standing casinos each offer free parking, a restaurant and a full bar, and in the larger units, lounge areas and multiple bars.  We own or lease the land and buildings that comprise our casino and hotel assets.  Each of our casinos is within an hour’s drive from a major city in either Germany (Regensburg and Nuremburg) or Austria (Vienna and Linz).

Our Ceska casino, which has a 1920’s Chicago Prohibition Period theme, has 15 gaming tables, including eight card tables and seven roulette tables.  At the beginning of 2011, Ceska added, in aggregate, eight new video slot machines, bringing the total to the current 80, as of February 28, 2011.  The address of our Ceska casino is Ceska Kubice 64, Ceska Kubice 345 32, Czech Republic.

Our Rozvadov casino, which has a South Pacific theme, operated eight gaming tables, including four card tables and four roulette tables, and 20 video slot machines, as of February 28, 2011.  Our Rozvadov casino is located at Rozvadov 26, Rozvadov 348 07, Czech Republic.

As of February 28, 2011, our Route 59 casino, which has a New Orleans in the 1920’s theme, operated 25 gaming tables, consisting of 15 card tables, nine roulette tables, and a Slingshot multi-win roulette table, as well as 114 video slot machines, 12 of which were added on January 1, 2010.  In March 2009, a reception area in the corridor between the casino and adjacent Hotel Savannah was opened to permit easier access between the two operations.  Route 59 is located at 199 American Way, Hate-Chvalovice, Znojmo 669 02.

Our largest casino, Route 55, features a Miami Beach “Streamline Moderne” style, reminiscent of Miami Beach in the early 1950’s.  As of February 28, 2011, the two-story casino offered 23 tables, including 12 card tables, 10 roulette tables, a Slingshot multi-win roulette table, and 124 video slot machines.  On the mezzanine level, the casino offers an Italian restaurant, an open buffet area, a VIP lounge, and a VIP gaming room equipped with four gaming tables, which are included in the 23 table count.  Furthermore, in October 2010, we installed on the mezzanine level three private, luxurious hotel-like rooms, equipped with full amenities.  These rooms are available as courtesy accommodations to our valuable players and guests.  Route 55 is located at Grenzubergang Wullowitz, Dolni Dvoriste 382 72, Czech Republic.

As of February 28, 2011, our Grand Casino Lav had 18 gaming tables, including six roulette tables, 11 card tables, two of which are in the VIP dedicated area, a multi-roulette table, 60 video slot machines, a panoramic mezzanine bar with a view overlooking the gaming floor, and a nightclub.  The address of the Grand Casino Lav is Grljevacka 2A, Podstrana 21312, Croatia.

Long Range Objectives

Our operations are predominantly in the gaming industry.  Consequently, our senior corporate management, composed of several individuals who have extensive experience in the hotel industry, is exploring ways to expand the Company’s operations through the acquisition and/or development of new, complementary gaming and non-gaming business units, while continuing to grow the Company’s existing operations.  In this regard, we have made an initial step, with our first internally developed hotel, Hotel Savannah.    In line with this growth strategy, we are seeking to enhance our operations by the addition of casinos as well as complementary operations, as was done for Route 59 with the addition of Hotel Savannah and the Spa, or as stand-alone operations, such as hotels.

Marketing

In the year ended December 31, 2010, we maintained and enhanced our marketing and promotional programs for our owned casinos, albeit to a lesser extent than was done in 2009, the year which bore the brunt of the worldwide economic downturn.  In 2010, we focused on higher-value amenities, more giveaways and additional live entertainment, in an ongoing effort to secure and enhance our competitive position in the markets that we serve.  The casinos’ event calendars were broadened to attract new players, while simultaneously focusing on higher player-incentive games to retain existing players.  In addition, we continued our sponsorships of several regional athletic teams and were a benefactor in a number of community and social projects during the year as a way to further promote our image and positive contribution to the communities in which we operate.  We also continued our popular, cultural-themed and holiday-related parties, which feature live entertainment, raffles and complimentary grand buffets.  Further, we aggressively targeted key cities in our media campaigns, most notably Vienna, Linz and Regensburg and the areas surrounding these cities.

Due to a lack of funding from the owners in 2010, Grand Casino Lav relied primarily on self-funded marketing programs.

Regulations and Licensing

Our casino operations are subject to extensive regulation under the laws, rules and regulations of the jurisdiction where it is located. These laws, rules and regulations generally concern the responsibility, financial stability and character of the owners, managers, and persons with financial interests in the gaming operations. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions. The Company must also pay gaming taxes and conduct its operations so as to maintain its gaming licenses and to maintain its good relations with our regulators that will help us renew our gaming licenses at the appropriate times. Gaming licenses and approvals, once obtained, can be suspended or revoked for a variety of reasons. We cannot assure you that we can obtain all required licenses and approvals on a timely basis or at all, or that, once obtained, the findings of suitability, licenses and approvals will not be suspended, conditioned, limited or revoked. If we ever are prohibited from operating our casinos or any other property we may own and operate in the future, we would, to the extent permitted by law, seek to recover our investment by selling the property affected, but we cannot assure you that we would recover its full value.  In 1998, the Czech Republic House of Deputies passed an amendment to the gaming law, which restricted foreign ownership of casino licenses.  In response, we restructured our Czech subsidiaries and legal entities to comply with the amendment and were subsequently granted 10-year gaming licenses or permits, which have since been renewed by the government of the Czech Republic for another 10-year term, expiring in 2018.  The permits are amended each time we add a new operating branch or unit.  The no-cost permits are renewable by application and must be granted as long as the corporate casino operator meets the following conditions: (i) maintenance of the required basic capital, which, in our case, includes gaming bonds of 26 million Czech Koruna (“CZK”), or approximately 1.4 million U.S. dollars (“$” or “USD”), for our gaming subsidiaries; (ii) be designated as a public or private stock company (using the Czech abbreviation “a.s.”); (iii) have executive board members of the Czech stock company who do not have criminal records; and (iv) have no overdue taxes.  We are currently in compliance with all such conditions.

There can be no assurance that such licenses, approvals or findings of suitability will be obtained or will not be revoked, suspended or conditioned, or that we will be able to obtain the necessary approvals for our future activities.

Application of Future or Additional Regulatory Requirements

In the future, we may seek the necessary licenses, approvals and findings of suitability in other jurisdictions where the Company plans to conduct business.

In August 2009, the Republic of Hungary awarded a Hungarian company, KC Bidding Kft. (“KCB”), in which we hold a 25% equity interest, the right to open a “Class I” casino in the administrative area of the Central-Transdanubian Region of Hungary, west of Budapest.  A “Class I” casino is defined as a casino that operates a minimum of 100 gaming tables and 1,000 slot machines.  With the award in hand, KCB, which is 75% owned by Vigotop Limited, a Cyprus-based company (“Vigotop”), then executed a concession contract with the Republic of Hungary on October 9, 2009.  Subsequently, KC Bidding Kft founded a license concession company, SDI Europe Kft., which is a wholly-owned subsidiary of KCB, for the purpose of operating the Class I casino.  According to the terms of the award and once all regulatory requirements are met, the casino license will be granted for 20 years from the date of opening, which must occur on or before January 1, 2014, with one, 10-year extension option. During this time, no additional casino licenses will be granted by the Hungarian government in this region.

On January 12, 2011, KCB received two letters from the Ministry for the National Economy of Hungary (the “MOE”).  The first letter declared that the State of Hungary was terminating the concession contract that was concluded between the parties on October 9, 2009 for alleged breaches of the terms of the concession contract by the concession holder.  Further, in this letter, the Hungarian government demanded payment of a cancelation penalty in the amount of 900 million Hungarian Forint (“HUF”), approximately $4.5 million.   The second letter was a demand for a penalty payment in the amount of HUF 864.5 million plus interest in the amount of HUF 380.4 million, approximately $6.22 million in aggregate, regarding an alleged claim of non-compliance with update reports on the progress of the King’s City development project that were due in January 2010 and July 2010.

On January 31, 2011, KCB sent two response letters to the MOE, the first letter challenged the reasons provided by the MOE for the immediate cancelation of the concession contract and argued that the terms on which the cancelation was based were wrongful.  The second letter disputed the MOE’s claim that such progress reports were due during 2010.

As of March 13, 2011, no response had been received from the Hungarian government.

In its letters, KCB is accusing the Hungarian government of acting in bad faith and is prepared to take the necessary legal actions should it be required.

KCB’s attorneys have indicated to KCB their belief that KCB has a strong legal case against the MOE.  Notwithstanding the foregoing, litigation results are never predictable.  Further, by virtue of an existing agreement between Vigotop and TWC, all costs associated with obtaining the casino license will be borne by Vigotop. In the opinion of managment, after consultation with legal counsel, the amount of ultimate liability with respect to these actions will not materially affect the Company’s consolidated financial statements and/or results.

TWC’s development and operations teams in Europe played key roles in the award process, providing critical industry expertise and technical support to the majority owner of KCB, Vigotop.  In exchange for our services to obtain a gaming license, we received the aforementioned ownership stake in KCB, from which there is a potential for the Company to earn a fee by means of a structured buyout by Vigotop.  Under the terms of the buyout option agreement, which expires on August 14, 2012, TWC’s minority interest in KCB is subject to acquisition by Vigotop, at Vigotop’s option, through the purchase of TWC’s shares in KCB for approximately $1.3 million, which would represent TWC’s fee for services rendered.  If, however, the MOE is successful in terminating the concession contract, it would be highly unlikely that any buyout would occur and very likely that KCB would become insolvent, resulting in the loss of TWC’s entire non-cash investment.  In the event that Vigotop does not exercise its buyout option, the shareholders of KCB will continue their ongoing development of the casino project until the license has been granted, and it is possible that we could ultimately manage the mega casino under our American Chance Casinos brand.  There are no assurances that we would be selected to manage this future operation, if and when completed.

Taxation

Value Added Taxes

In conformity with the European Union (“EU”) taxation legislation, when the Czech Republic joined the EU in 2004, its value added tax (“VAT”) increased from 5% to 22%, beginning in January 2004, and up to December 31, 2009, ranged between 9% and 19% for all intra-EU generated purchases. All non-EU generated purchases were impacted by identical VAT increases, beginning in May 2004.  Beginning January 1, 2010, VAT rates increased to between 10% and 20% in the Czech Republic.  Unlike in other industries, VATs are not recoverable for gaming operations.

Gaming Taxes

The majority of our revenues are derived from gaming operations in the Czech Republic, which are subject to gaming but not to corporate income taxes and, therefore, we have minimal corporate income tax liabilities under Czech law.  For the years ended December 31, 2010 and 2009, our gaming taxes, which are recognized in the cost of revenue, averaged 14.0% and 14.5%, respectively, of gross gaming revenues, which is comprised of live (table) games and slot games revenues.  For live games revenue, the applicable taxes and fees are: (i) a 10% administration tax; (ii) a 1% state supervision fee; and (iii) a charity “contribution” (i.e. a tax) according to the formula below, net of the aforementioned taxes and fees.  For slot games revenue, the applicable assessment is the charity tax (described below) for publicly beneficial, cultural, sporting and welfare purposes, net of local (municipality) administration and slot state-licensing fees.

Gaming taxes payable are due to the Czech Ministry of Finance annually, typically in March, while charity tax contributions have no stated due dates and are paid as arranged with the designated charities, customarily by May of the subsequent year.  The Company may allocate this charity contribution to local schools, sports clubs, subsidized or volunteered organizations, or municipalities in which each of the Company’s casinos operate.  The distribution is subject to the prior approval of the Czech Ministry of Finance.

Charity taxes are computed on the reported slot revenues of each of our three slot subsidiary companies, ACC Slot, s.r.o., Hollywood Spin s.r.o. and LMJ Slot s.r.o..  For the year ended December 31, 2010, slot revenues of ACC Slot, s.r.o., were subject to the 10% charity tax rate, while slot revenues of Hollywood Spin s.r.o. and LMJ Slot s.r.o. were each subject to the 8% tax rate.  Charity tax rates apply according to the following revenue tiers:

	Revenues, Net of Applicable Taxes and Fees (in CZK)
	Up to 50 million	Up to 100 million	Up to 500 million	Above 500 million
Applicable charity tax rates (1)	6%	8%	10%	15%

______________________

(1) The applicable charity tax rate is determined separately on annual live game and slot game revenues, net of applicable gaming taxes and fees as generated by each of our Czech legal entities, and is retroactive upon the entire total annual revenue upon surpassing each revenue tier.

Corporate Income Taxes

Our Czech subsidiaries’ gaming revenues are subject to gaming taxes, however our Czech holding companies’ revenues, net of exempted revenues such as inter-group dividends, include primarily interest income earned on intercompany loans and rent income from intercompany leases, and are subject to Czech corporate income tax, which was 19% and 20% for year 2010 and 2009, respectively.

In 2010, we incurred estimated Czech corporate income taxes of $74,000 on non-gaming revenues, versus $14,000 in 2009, primarily as a result of taxable interest income earned on intercompany loans for the construction of the Hotel Savannah.  There can be no assurances that tax rates, fees, or other payments applicable to our gaming operations will not be increased in the future.  (See also Note 2 and 10 of the Notes to the Consolidated Financial Statements).

Our Employees

As of December 31, 2010, we had a total of 627 full-time employees, including 106 in our casino in Ceska Kubice, 44 in our casino in Rozvadov, 175 at Route 59, 180 in at Route 55, 39 at Hotel Savannah and the Spa, 19 in our shared services office located above the Ceska casino, and five in the Company’s headquarters in New York.  Under the Grand Casino Lav management contract, we also supervised 59 employees of Grand Hotel Lav, d.o.o..  None of our employees are represented by a union nor are we a party to any labor contract.  We believe that our employee relations are excellent.

Item 1A.  Risk Factors.

We have described below what we currently believe to be the material risks and uncertainties in our business.

Before making an investment decision with respect to our common stock, you should carefully consider the risks and uncertainties described below, together with all of the other information included or incorporated by reference in this Annual Report on Form 10-K. We also face other risks and uncertainties beyond what is described below. This Annual Report on Form 10-K is qualified in its entirety by these risk factors. If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock, could decline significantly. You could lose all or part of your investment.

General Economic Trends are Unfavorable

The recent worldwide economic downturn in 2009 and the anemic economic growth that followed in 2010 had, and may, in the future, have, a negative impact on our financial performance.  Lingering adverse conditions in local, regional, national and global markets could negatively impact our operations in the future. During periods of economic contraction like that recently experienced, certain costs can remain fixed or even increase, while revenues decline. The gaming services we provide are similar to other leisure activities in that they depend on personal discretionary expenditures, which are likely to decline during economic downturns. Continued adverse developments affecting economies throughout the world, including a general tightening of the availability of credit, potentially rising interest rates, increasing energy costs, rising prices, inflation, acts of war or terrorism, natural disasters, declining consumer confidence or significant declines in the stock market could lead to a further reduction in discretionary spending on entertainment and leisure activities, which could adversely affect our business, financial condition and results of operations.  In some cases, even the perception of an impending economic downturn or the continuation of a recessionary climate can be enough to discourage consumers from spending on leisure activities. We cannot predict at this time what the full effect and extent will be of the global recession and the subsequent extended period of slow-growth on our business, financial condition, or results of operations.

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

Additionally, internet gaming and wagering is growing rapidly and may be affecting competition in our industry.  Web-based businesses may offer consumers a wide variety of events to wager on, including other games, racetracks and sporting events. Unlike most web-based gaming companies, we pay taxes in the jurisdictions in which we operate and our operations require ongoing capital expenditures for both their continued smooth operations and growth. We could also face significantly greater costs in operating our business compared to these internet gaming companies. We cannot offer the same number of gaming options as internet-based gaming companies. Many internet-based gaming companies are based off-shore and avoid regulation under applicable Czech laws. These companies may divert wagering dollars from live wagering venues, such as our casinos. The continued growth and success of these on-line ventures could have a material, adverse impact on our business, financial condition, and results of operations.

Fluctuations in currency exchange rates could adversely affect our business.

Our facilities in the Czech Republic represent a significant portion of our business, and the revenue generated is generally denominated in Euros (“EUR”) and the expenses incurred by these facilities are generally denominated in CZK.  The potential depreciation in the value of either of these currencies against the USD would adversely impact the revenue and operating profit from our operations when translated into USD, which would have a commensurate effect on our consolidated results of operations.  (See also “Item 7A. Quantitative and Qualitative Disclosure about Market Risk”).  We do not currently hedge our exposure to fluctuations of these foreign currencies, and there is no guarantee that we will be able to successfully hedge any future foreign currency exposure, if we subsequently choose to do so.

Need to Diversify

At this time, our operations are primarily located in the Czech Republic.  Therefore, any future adverse legislation in the Czech Republic may have an adverse impact on our operations and financial results.  We are currently seeking to develop and/or acquire additional interests in gaming operations and hotels in other European countries.  However, there can be no assurance that we will be able to develop or acquire such new operations in the future.

Need for Additional Financing

Although we have achieved positive net income for the eighth consecutive year, pursuant to our growth strategies, we require additional debt and/or equity financing for the acquisition and development of new businesses or business units.  We may need to access the capital markets or otherwise obtain additional funds to finance the continuing maintenance of currently owned facilities, the development of new facilities (such as Hotel Savannah) or the potential acquisition of existing casinos, hotels or hotel/casinos.  There is no guarantee that we could obtain such financing or funds on favorable terms to us or at all.

Taxation of Gaming Operations

Gaming operators are typically subject to significant taxes, which may increase at any time. Any material increase in these taxes or fees would adversely affect our results of operations. The Czech Republic currently has a number of laws related to various taxes imposed by governmental authorities. Applicable taxes include VAT, gaming tax, charity contribution tax, and payroll (social) taxes.  Tax declarations, together with other legal compliance areas (for example, customs and currency control matters) are subject to review and investigation by a number of different Czech authorities, which are authorized by law to impose fines, penalties and interest charges.  These reviews may create tax risks.

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

International Activities

Our operations are completely outside of the United States. Operating internationally involves additional risks including, but not limited to currency exchange rates, different legal or regulatory environments, political and economic risks relating to the stability or predictability of foreign governments, differences in the manner in which different cultures do business, difficulties in staffing and managing foreign operations, differences in financial reporting, operating difficulties, different types of criminal threats and other factors. The occurrence of any of these risks, if severe enough, could have a material adverse effect on our financial condition or results of operations.

Climate Impact

As the majority of our clientele travel from German and Austrian border regions, we are highly dependent on the volume and frequency of these players’ visitations, which impact our operating revenues.  Inclement weather conditions on the roads to our casinos can serve to drastically reduce the number of visitations, which did in fact occur in the first and last quarter of 2010.  On the other hand, warm and favorable outdoor weather can also divert players to alternative activities, such as family outings.  The frequency and strength of any of these aforementioned climate conditions could have a material adverse effect on our results of operations.

Licensing and Regulation

Our operations are subject to regulation by each federal and local jurisdiction in which we operate. Each of our officers may be subject to strict scrutiny and approval from the gaming commission or other regulatory body of each jurisdiction in which we conduct gaming operations.  Furthermore, the operations of our casinos are contingent upon maintaining all necessary regulatory licenses, permits, approvals, registrations, findings of suitability, orders and authorizations. The laws, regulations and ordinances requiring these licenses, permits and other approvals generally relate to the operations of the casinos, the payment of taxes, the responsibility, financial stability and character of the owners and managers of gaming operations, as well as persons financially interested or involved in gaming operations.  All of our casinos are duly licensed by the Ministry of Finance of the Czech Republic, however, we are subject to ongoing regulation to maintain these operations.

Czech regulatory authorities have broad powers to request detailed financial and other information, to limit, condition, suspend or revoke a registration, gaming license or related approval and to approve changes in our operations. The suspension or revocation of any license which may be granted to us could significantly harm our business, financial condition and results of operations.  Any change in the laws, regulations or licenses applicable to our business or a violation of any current or future laws or regulations applicable to our business or gaming licenses could require us to make substantial expenditures or could otherwise negatively affect our gaming operations.

Liability Insurance

We may not have sufficient insurance coverage in the event of a catastrophic property or casualty loss. We may also suffer disruption of our business in the event of a terrorist attack or other catastrophic property or casualty loss or be subject to claims by third parties injured or harmed. While we currently carry adequate general liability insurance and business interruption insurance, such insurance may not be sufficient to cover all losses in such event.

No Dividends

We have not paid any dividends to date on our common stock, and do not expect to declare or pay any dividends in the foreseeable future. We intend to retain future earnings, if any are generated, for investment in our current operations and for future project developments.

Dilutive Effect of Options, Warrants, Restricted Stock and Deferred Compensation Stock

As of February 28, 2011, there were 838,175 options and 75,000 warrants outstanding to purchase shares of our common stock, plus 49,262 shares issuable under the Company’s Deferred Compensation Plan and 75,000 shares of performance-tied restricted stock, which, if all were vested and exercised, would represent 10.5% of the 9,909,077 shares of common stock that would be outstanding.  The issuance of such securities would have a dilutive effect on any earnings per share that we may generate when the earnings per share are evaluated on a fully diluted basis.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

A recap of our properties as of February 28, 2011 is presented below in square meters (“Sq.M”) and in square feet (“Sq.Ft”):

			Total Area		Building Footprint
Location	Leased	Owned	Sq.M	Sq.Ft	Sq.M	Sq.Ft

New York
Corporate Offices	X		178	1918	178	1918
Ceska Kubice (CK)
Casino	X		3,055	32,884	1,767	19,020
Staff Housing	X		3,495	37,620	1,475	15,877
Folmava
Vacant Land		X	15,000	161,459
Rozvadov (RZ)
Casino		X	3,158	33,992	425	4,575
Staff Housing		X	965	10,387	165	1,776
Hate (HT)
Casino (Route 59)		X	8,036	86,499	1,588	17,093
Hotel		X	10,520	113,236	3,060	32,938
Staff Housing	X		1,594	17,158	1,594	17,158
Vacant Land		X	39,934	429,846
Dolni Dvoriste (DD)
Casino (Route 55)		X	18,502	199,154	1,882	20,258
Staff Housing 1	X		731	7,868	731	7,868
Staff Housing 2	X		512	5,511	512	5,511
Vacant Land		X	31,911	343,487
Split (GCL)
Casino & Nightclub (1)	X		2,800	30,139	2,800	30,139

______________________

(1) TWC manages the operation under a 10-year management contract, expiring in 2017.

Our Corporate Offices

Our corporate offices are located at 545 Fifth Avenue, Suite 940, New York, New York, occupying 1,626 square feet of office space pursuant to a renewal in 2010 of our five-year lease, expiring in March 2015.

Czech Republic

We lease the casino facility in Ceska Kubice.  The casino building lease was recently renewed through 2018.  We also own a parcel of raw land in Folmava, Czech Republic, in the same region as the existing Ceska casino.

In Rozvadov, we own the casino building and an adjacent facility for staff accommodations.

In Hate, we own the casino building and a parcel of land upon a portion of which the casino building sits.  On another portion of this land, we constructed and opened Hotel Savannah and the Spa, which are connected to the Route 59 casino.  We opened the hotel on January 14, 2009, and on April 16th of the same year, we held the official launch of Hotel Savannah and the Spa.

In April 2002, we acquired a parcel of land in Dolni Dvoriste, Czech Republic.  On this parcel, we constructed our fourth and largest casino, Route 55, which was completed and opened in December 2004.  The casino’s construction was financed in part by a CZK 60 million loan from GE Capital Bank a.s. which was subsequently paid off by funds drawn against the Commerzbank Aktiengesellschaft, pobocka Praha (“Commerzbank”) revolving credit facility that we secured in July 2007 (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”).

On an annual basis, we also lease accommodations for staff in Ceska Kubice, Hate (Route 59) and in Dolni Dvoriste (Route 55).

Item 3.    Legal Proceedings.

We are often subject to various contingencies, the resolutions of which, our management believes will not have a material adverse effect on our consolidated financial position or results of operations.  We are not currently involved in any material legal proceedings nor were we involved in any material litigation during the year ended December 31, 2010.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our $0.001 par value, common stock (“Common Stock”) is quoted on the OTC Bulletin Board under the symbol “TWOC.OB.”

The stock performance graph and related information presented below is not deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filing.

The following graph illustrates a six-year comparison of cumulative total return performance of our Common Stock from December 31, 2004 through December 31, 2010, and compares it to the cumulative total return on the “NASDAQ Composite” and the “S&P SmallCap 600” indices.   The comparison assumes a $100 investment on December 31, 2004, in our Common Stock and in each of the foregoing indices, and assumes reinvestment of dividends, if any.

The above table is not intended to forecast future performance of our Common Stock.

Market Prices

As of February 28, 2011, our stock price was $2.50.  The following table sets forth the high and low prices of the Company’s Common Stock for fiscal years 2009 and 2010 as quoted on OTC Bulletin Board. All such quotations reflect inter-dealer prices, without retail mark up, mark down or commission, and may not represent actual transactions.

Common Stock	High	Low
2009
First Quarter	$3.00	$1.80
Second Quarter	$3.25	$2.21
Third Quarter	$3.25	$2.60
Fourth Quarter	$3.05	$2.60
2010
First Quarter	$3.00	$2.27
Second Quarter	$3.05	$2.35
Third Quarter	$3.05	$2.26
Fourth Quarter	$2.90	$2.35

As of February 28, 2011, there were 8,871,640 outstanding shares of Common Stock held of record by approximately 400 shareholders and outstanding options to purchase an aggregate of 838,175 shares of Common Stock, of which 608,175 options are immediately exercisable.  At such date, there were also outstanding warrants to purchase 75,000 shares of Common Stock, of which 50,000 warrants have vested and are exercisable, as well as 75,000 shares of restricted stock, none of which have vested.  In addition, there are 49,262 shares of Common Stock issuable under the Company’s Deferred Compensation Plan at February 28, 2011.

Dividends

We have not paid any dividends to date on our Common Stock, and do not expect to declare or pay any dividends in the foreseeable future.  We intend to retain future earnings, if any are generated, for investment in our current operations and for future project developments.

Share Repurchase

During the years ended December 31, 2010 and 2009, we did not make any purchases of the Company’s equity securities.

Sales of Unregistered Equity Securities

During the years ended December 31, 2010 and 2009, we did not issue or sell any unregistered equity securities.

Item 6. Selected Financial Data.

The selected financial data below should be read in conjunction with “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as “Part II, Item 8. Financial Statements and Supplemental Data” of this Form 10-K.  Variances are presented according to the impact to the Consolidated Statements of Income.

	At or For the Year Ended December 31,
			2010 vs. 2009
(in thousands, except per share data)	2010	2009	Variance $	Variance %
Results of Operation:

Total revenue	$34,115	$35,395	$(1,280)	-3.6%
less cost of revenues	18,700	19,225	525	2.7%
Gross operating income	15,415	16,170	(755)	-4.7%
less:
Depreciation and amortization	2,037	2,140	103	4.8%
Selling, general and administrative	10,985	11,038	53	0.5%
Income from operations	2,393	2,992	(599)	-20.0%
Other income (expenses):
Interest income	1	1		0.0%
Interest expense	(627)	(877)	250	-28.5%
Foreign exchange loss	(3)	(3)		0.0%
Income before income taxes	1,764	2,113	(349)	-16.5%
less foreign income taxes	74	14	(60)	428.6%
Net income	$1,690	$2,099	$(409)	-19.5%

Earnings per share:
Basic	$0.19	$0.24
Diluted	$0.19	$0.23

Balance Sheet:

Total current assets	$4,263	$5,730	$(1,467)	-25.6%
Total assets	$50,344	$53,668	$(3,324)	-6.2%
Total current liabilities	$8,041	$11,113	$(3,072)	-27.6%
Long-term liabilities	$6,371	$7,040	$(669)	-9.5%
Total stockholders' equity	$35,932	$35,515	$417	1.2%

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

Further information on potential factors that could affect our financial condition, results of operations and business are included in this Annual Report and our other filings with the SEC.  You should not place undue reliance on any forward-looking statements, which are based only on information currently available to us. You should read this discussion with the financial statements and other financial information included in this report.  Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Performance Measures and Indicators

In discussing the consolidated results of operations, we may use or refer to performance measures and indicators that are common to the gaming industry, such as: (i) total drop, the dollar value of gaming chips purchased in a given period; (ii) drop per head (“DpH”), the per guest average dollar value of gaming chips purchased; (iii) slot revenue per head, the per guest average dollar value of revenue generated; (iv) our net win, the difference between gaming wagers and the amount paid out to patrons; and (v) our win percentage (“WP”), the ratio of net win over total drop.

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

The balance sheet totals of our foreign subsidiaries at December 31, 2010 were converted to USDs using the prevailing interbank exchange rates, as found at www.oanda.com, which are depicted in the following table.

As Of	USD	CZK	EUR
December 31, 2010	1.00	19.0532	0.7546
December 31, 2009	1.00	18.4379	0.6977

Critical Accounting Policies

The Consolidated Financial Statements were prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). Certain of the accounting policies require management to apply significant judgment in defining the estimates and assumptions for calculating financial estimates. These judgments are subject to an inherent degree of uncertainty. Management’s judgments are based on our historical experience, terms of various past and present agreements and contracts, industry trends, and information available from other sources, as appropriate. There can be no assurance that actual results will not differ from those estimates. Changes in these estimates could adversely affect our financial position or our results of operations.

We have determined that the following accounting policies and related estimates are critical to the preparation of our Consolidated Financial Statements:

Goodwill

Goodwill represents the excess of the cost of our Czech subsidiaries over the fair value of their net assets at the date of acquisition, which consisted of the Ceska and Rozvadov casinos and the land in Hate (currently, the Route 59 Casino).  Goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test.  We have allocated the goodwill over two reporting units that are components of the operating segment “Czech subsidiaries” and are classified as the “German reporting unit” which consists of the Ceska and Rozvadov casinos and the “Austrian reporting unit” which consists of the Route 55, Route 59 and Hotel Savannah.  The impairment assessment requires that we compare the fair value of our two reporting units to their respective carrying values to determine whether there is an indication that an impairment exists.  The fair value of the two reporting units were determined through a combination of recent appraisals of our real property and a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”), which was based on our Company’s experience and data from independent third parties.  As required, we performed the required annual fair-value based testing of the carrying value of goodwill related to our two reporting units at September 30, 2010, and determined that goodwill was not impaired.  There were no indicators of impairment present during the fourth quarter of 2010, therefore we determined that there was no impairment of goodwill at December 31, 2010.  We expect to perform our next required annual assessment of goodwill during the third quarter of 2011.  (See also the Notes to the Consolidated Financial Statements).

Results of Operations

The following discussion and analysis relates to our consolidated financial condition and results of operations for the years ended December 31, 2010 and 2009.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

	Year Ended December 31,
(in thousands, except per share data)	2010	2009	Variance $	Variance %

Total revenues	$34,115	$35,395	$(1,280)	-3.6%
Total operating costs and expenses	(31,722)	(32,403)	681	-2.1%
Income from operations	2,393	2,992	(599)	-20.0%
Other expense	(629)	(879)	250	-28.4%
Foreign income taxes	(74)	(14)	(60)	428.6%
Net income	$1,690	$2,099	$(409)	-19.5%
Earnings per common share:
Basic	$0.19	$0.24
Diluted	$0.19	$0.23

For the year ended December 31, 2010, our revenues declined by 3.6% or approximately $1.3 million, on revenues of approximately $34.1 million versus $35.4 million for the year ended December 31, 2009. The decline in revenue was principally due to a 11.8% decrease in live-game revenue, precipitated by a 10.8% drop in live-game attendance.  However, the revenue decline was, in aggregate, partially offset by a 3.7% slot revenue increase and a 22.4% increase in ancillary revenues, which included room revenues, food and beverage, and other income contributed by Hotel Savannah.  The reduction in live game attendance was primarily due to several major factors that negatively impacted business throughout the course of the operating year of 2010.  These factors included: (i) inclement weather that significantly reduced travel and business volume at our casinos in the first and fourth quarters of 2010; (ii) the impact of the televised 2010 FIFA World Cup matches, which spanned from June 11, 2010 to July 11, 2010; (iii) stronger competition in certain market regions; and (iv) weak economic conditions.

In 2010, severe wintry and icy conditions, which occasionally forced the closures of roads used by clients to travel to our establishments, accounted for 146 days of significantly reduced business to no business at all, compared with 21 days and 26 days in 2009 and 2008, respectively.  Of the 146 impacted days, 63 occurred in the fourth quarter, which has historically been the Company’s strongest performing quarter, thereby essentially erasing any potential gains we were expecting to achieve.  As for the 2010 FIFA World Cup, the success of the German team in reaching the semi-finals of the World Cup had a considerably negative impact on the overall business volume of our casinos during the period of the tournament, since Germany represents one of two major markets for our casinos.  Many of our German customers opted to watch the games on television rather than travel to, and play at, our casinos.  Furthermore, the arrival of a new and potent competitor near our Ceska casino in the beginning of 2010 had a substantial negative impact on its business, eroding some of Ceska’s market share.  Further, the credit crisis has adversely affected overall consumer demand, which has had a negative effect on our revenues. Furthermore, the effects of the recent disruption to the overall European economy could adversely affect consumer confidence and the willingness of consumers to spend money on leisure activities. Because of the current economic environment, certain of our customers have curtailed the frequency of their visits to our casinos and/or reduced the amounts they wager and spend when compared to similar statistics in better economic times. All of these effects have had a material effect on our operating results.

Total operating costs and expenses are discussed in detail below.

As a result of the above factors, our income from operations decreased by 20.0%, to approximately $2.4 million, versus approximately $3.0 million achieved for the prior year.

Other expense (representing primarily interest expense) decreased by 28.4%, or $250,000, in 2010 versus the prior year due mainly to the retirement of the Company’s unsecured Replacement Notes in June 2010.

We were also subject to foreign income taxes on non-gaming revenues, totaling approximately $74,000 in 2010, compared with $14,000 for 2009, an increase of $60,000, or 428.6%, as a result of taxable interest income for certain of our subsidiaries, arising from intercompany loans for the construction of Hotel Savannah.

Consequently, we incurred a 19.5%, or approximately $409,000, reduction of net income, achieving a net income after taxes of approximately $1.7 million for the year ended December 31, 2010, versus approximately $2.1 million for the prior year.  The diluted earnings per common share for the year 2010 was $0.19, a $0.04 decline to the diluted earnings per common share of $0.23 per share for the year ended December 31, 2009.

	Year Ended December 31,
(amounts in thousands)	2010	2009	Variance $	Variance %

Cost of revenues	$18,700	$19,225	$(525)	-2.7%
Depreciation and amortization	2,037	2,140	(103)	-4.8%
Selling, general and administrative	10,985	11,038	(53)	-0.5%
Total operating costs and expenses	$31,722	$32,403	$(681)	-2.1%

Our total operating costs and expenses decreased by 2.7% or $525,000, largely due to the following: (i) lower revenue-based gaming taxes; (ii) lower business volume-driven payroll expenses; (iii) improved cost management in our food and beverage operations; and (iv) reduced gifts and giveaways.  Depreciation expenses were down 4.8% or $103,000, principally due to fully depreciated assets, while selling, general and administrative expenses were slightly lower as a result of the following: (i) lower renegotiated liability insurance premiums for our casinos; (ii) reduced performance-based payroll expenses; and (iii) lower repairs and maintenance expenses.  In 2010, our slot lease expenses were $2.2 million versus approximately $2.1 million in 2009, resulting from the addition of 16 leased slot machines in 2010.

Unlike in US-based casinos, visitors to the TWC’s casinos are required, by Czech or Croatian law, to “check in” at the entrance reception, by presenting acceptable forms of picture identification, which effectively permits the Company to track the frequency of their visits and, to a limited extent, the duration of each visit.   As an incentive to its slot players, the Company recently introduced cash-less cards to its slot players, which, through play time, the players can earn points redeemable for prizes.   Furthermore, to increase gaming play time, TWC provides complimentary drinks and buffet to all of its playing guests.  In addition to these general amenities, TWC also issues different classes of “loyalty” cards to customers who spend relatively longer periods of time playing. These cards entitle the holder and a set number of the holder’s guests, depending on the card type, to various additional benefits.  These loyalty cards are granted based on the frequency of the player’s visits and the aggregate total drop for a pre-determined number of visits.  The Company also grants certain other privileges to its VIP players, at the casino management’s discretion, such as free cigarettes, ordering a la carte from our restaurant facilities, opening a private gaming table, extending the casino’s operating hours, and/or providing free hotel accommodations.  The complimentary food and beverage, cigarettes, and hotel accommodations costs were recognized in the gaming departmental expenses, which totaled approximately $2.8 million, or 8.7% of gaming revenues, for the year ended December 31, 2010, versus $2.7 million, or 7.9% of gaming revenues, a year ago, due mainly to increased competition to attract the more “valuable” players.  General gifts and giveaways, which were also recognized in the gaming department, excluding personal gifts, represented $568,000 or 1.8% of gaming revenues for 2010, compared with $927,000, or 2.8% of gaming revenues, for 2009.

The complimentary personal gifts were booked as special promotion expenses in the marketing department, and totaled approximately $83,000 for 2010, versus $110,000 for 2009.

During the past four years, inflation has not been a factor that has materially affected the Company’s operating results. We have generally recovered costs associated with any nominal inflation through price adjustments in our food and beverage and, in 2011, we expect to continue to apply the same principle uniformly throughout our operations. However, primarily due to competitive market and other economic pressures, any such future increases in costs associated with our casino or hotel operations and maintenance of our properties may not be completely recovered by the Company.

Our Business Units:

Ceska, Czech Republic

For the year 2010, Ceska posted a 18.6% revenue decline versus 2009, due to a combination of 8.5% and 21.9% reductions in DpH and live game attendance, respectively.  Slot revenues were also down by 10.4% to the prior year.  The revenue decline resulted from factors highlighted above as well as from a new and financially stronger local competitor that opened in January 2010.  Operating expenses were down by 7.1% versus the same period in 2009 due to lower volume-driven costs, such as gaming taxes, while overhead expenses were up 6.5%, largely from higher consulting fees and other professional services, which were partially offset by lower repairs and maintenance expenses.  The lower total revenue contributed to a 66.4% reduction in the unit’s earnings versus the prior year.

Rozvadov, Czech Republic

In 2010, despite the cost benefit from the closure of the casino operation on the two slowest days of the week, Mondays and Tuesdays, which served to reduce operating costs on slow revenue days and concentrated the attendance and revenues on those days in which the casino was open, the inclement weather in the first and fourth quarters of the year and the FIFA World Cup severely impacted business.  Consequently, Rozvadov’s 2010 total revenue and unit earnings were off by 13.5% and 54.7%, respectively, from a year ago.

Route 59, Czech Republic

Live game attendance in 2010 was off by 11.5% versus that of 2009, while slot attendance was up 7.0% for the same comparison period.  Despite the lower live game attendance, due largely to inclement weather, Route 59 was able to draw in higher quality players, reversing a negative trend since 2009, which saw an increased number of younger, lower chip-buying players in the attendance mix.  The refinement in players boosted 2010 DpH by 12.2% versus 2009.  Further, on those days it operated, Route 59 also saw an increased number of slot players, which served to augment slot revenues by 22.0%, thereby helping the casino post a 4.4% total revenue improvement over 2009 and a unit earnings improvement of 46.5% versus 2009.

Route 55, Czech Republic

In 2010, due to the severity of the winter weather that forced closure of travel roads to the casino, Route 55 saw a decline in live game attendance of 5.8%, which was somewhat offset by a 1.6% increase in slot attendance versus 2009, due to the increasing popularity of slots among our clientele.  DpH was also negatively impacted, shrinking 8.4% from a year ago.  Although marketing and promotional expenditures were boosted by 60.9% from a year ago, the inclement weather wiped out potential gains from these efforts. As a result, Route 55’s unit earnings decreased by 9.3% in 2010 versus the prior year.

Grand Casino Lav, Croatia

Although foreign tourism business was up slightly in 2010, compared with poor performances in 2009 because of the worldwide economic recession, the impact did not translate to increased business for the unit, which relies heavily on the leisure and tourism market for its core business.  In addition, despite the efforts of local management to improve operations and control costs, the continued lack of owner funding for marketing initiatives resulted in lower casino revenues for the reported year.  We earned management fees of approximately $58,000 in 2010, versus $145,000 in the prior year.

Hotel Savannah and the Spa

In 2010, its first full year of operation, the hotel and spa posted a significant improvement in combined revenues.  Hotel Savannah achieved a 7.0 percentage point increase in occupancy while maintaining its room rates.  Together the hotel and spa generated a total revenue increase of 36.0% over its opening year.  Consequenly, 2010’s unit earnings improved by 64.7%, year over year.  Incidentally, Hotel Savannah, in cooperation with Route 59, successfully hosted the annual Miss Austria beauty pageant for the second consecutive year in March 2010.  This high profile event resulted in higher visibility for the casino and hotel operation, near Vienna, Austria.

Liquidity and Capital Resources

At December 31, 2010, we had a working capital deficit of approximately $3.8 million versus a working capital deficit of approximately $5.4 million at December 31, 2009.  This deficit reduction for the year ended December 31,

2010 was primarily due to the following: (i) net income from operations and positive cash flows provided by operating activities in 2010; (ii) completion of the residual construction of the Hotel Savannah and the Spa; (iii) partial repayment of notes receivable from the owners of the Grand Hotel Lav in connection with our casino management contract for the Grand Casino Lav.

In February 2009, we exercised our option to extend the terms of the Commerzbank revolving credit facility for an additional 12 months, to July 23, 2010, with all the bank’s provisions, including the rate of interest, remaining constant, with the exception of an additional pledge of collateral as a result of the bank’s concerns over a deteriorating worldwide economy and its possible impact on the Company’s original collateral.  Thus, as a further assurance to Commerzbank, we pledged, as additional collateral, our Route 59 casino’s original building and underlying land, excluding the building extension.

In November 2009, we restructured the Commerzbank debt with a new credit facility from Commerzbank.  The new credit facility allowed us to retire our existing revolving credit line and replace it with a combination of a long-term loan and a new smaller revolving credit line.  The credit facility is provided in two tranches: a four-year term loan of CZK 125 million (or approximately $6.6 million at the December 31, 2010 exchange rate), with quarterly interest based on the three-month Prague Interbank Offered Rate (“PRIBOR”) plus 500 basis points, and a two-year revolving credit line of CZK 40 million (or approximately $2.1 million at the same exchange rate) with interest based on, depending on each draw request, the one, two, three or six-month PRIBOR plus 400 basis points, with the Company’s option to renew the term for one-year.  The revolving credit line was reduced, per the terms of the agreement, to CZK 35 million (or approximately $1.8 million at the same exchange rate) in November 2010.  The credit facility was fully drawn at December 31, 2010.  We are in full compliance with the credit facility’s financial covenants up to and including the year ended December 31, 2010. (See also “Note 4 — Long Term Debt”).

In January 2011, the terms of our revolving credit line were amended to extend the expiration to November 4, 2012.  Furthermore, as part of this amendment, the applicable quarterly interest rate margin on the term loan and the revolving credit line increased by an additional 100 basis points, to 600 basis points and 500 basis points, respectively.  The credit facility includes financial covenants, security and requirements, which notably include: (i) a mandatory annual prepayment that requires that 25% of the borrower’s excess cash above a certain annually-escalating bank balance at the end of each fiscal year be applied toward the term loan’s principal balance; (ii) the pledge of the Route 59 and Route 55 casinos, Hotel Savannah, and other guarantees as security; and (iii) the term loan to be repaid quarterly in equal principal installments, with the applicable interest based on the three-month PRIBOR rate plus the said basis points.  The term loan matures on November 4, 2013.

In July 2010, according to the terms of our unsecured Replacement Notes, we satisfactorily retired these notes by repaying the full principal and associated accrued interest to our note-holders, aggregating approximately $1.9 million.

Our Company’s management believes that our cash resources at December 31, 2010, in addition to the anticipated cash to be provided by existing operations and the restructured Commerzbank credit facility, will be sufficient to meet current obligations and fund our operating activities for the next twelve months.  However, should cash from operations and the credit facility be insufficient to cover these objectives, we may seek to raise additional capital in order to fund our current liabilities and operations.  We also continue to review development and acquisition strategies which, if implemented, would require us to obtain additional debt and/or equity financing.  There is no guarantee that such funds will be available to us at favorable terms or at all, in which case we may decide to reduce our development plans and/or operations.

We are also obligated under various contractual commitments.  Our management believes that TWC’s cash resources at December 31, 2010 and anticipated cash to be provided by 2011 operations will be sufficient to fund our operations for the year ending December 31, 2011.  The following is a summary of our contractual commitments over the next five years, as of December 31, 2010:

(in thousands)		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term, unsecured debt, foreign (1)	$1,197	$—	$	$—	$1,197
Long-term, secured debt, foreign (1)	6,757	1,640	5,117
Operating and capital leases (2)	686	170	295	181	40
Employment agreement (3)	450	450
Total contractual obligations	$9,090	$2,260	$5,412	$181	$40

______________________

(1)          Represent the outstanding 6-year loan from IMT. (See Note 4 of the Notes to the Consolidated Financial Statements).

(2)          Includes long-term leases of Ceska casino building and corporate office space, and financial leases.

(3)          Represent salary obligation under Mr. Ramadan’s employment agreement. (See Item 11. Executive Compensation).

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

Interest Rate Risk

The interest rate on the majority portion of our debt, approximately $6.8 million of the Commerzbank credit facility at December 31, 2010, is subject to fluctuations of the PRIBOR short-term interest rates.  The credit facility was provided in two tranches: an amortized, four-year term loan of CZK 125 million (or approximately $6.6 million at the December 31, 2010 exchange rate), with interest based on the three-month PRIBOR plus 600 basis points, and a three-year, revolving credit line of CZK 35 million (or approximately $1.8 million at the same exchange rate), with interest based on, depending on each draw request, the one, two, three or six-month PRIBOR plus 500 basis points.  Therefore, interest expense could increase as a result of this factor.  Based on a one (1) percent movement in weighted average interest rate on the outstanding full balance of the credit facility would result in an approximate $68,000 annualized increase or decrease in our interest expense.  We have not in the past and do not currently engage in interest-rate swap agreements or other types of interest-rate hedging activities. Our Company’s management evaluates our exposure to market risk by monitoring interest rates in the marketplace to determine the best course of action, if needed.

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

Based on our sensitivity analysis, as of the year ended December 31, 2010, we determined that hypothetical 10% movements in the two functional currencies, the CZK, when converted to the USD, and the EUR, when converted to the CZK, would result in the following changes to our results of operation:

•                  A hypothetical 10% strengthening of the USD to the CZK would decrease our results of operation by an approximate $400,000;

•                  A hypothetical 10% weakening of the USD to the CZK would increase our results of operation by an approximate $500,000;

•                  A hypothetical 10% strengthening of the EUR to the CZK would increase our results of operation by an approximate $2.8 million; and

•                  A hypothetical 10% weakening of the EUR to the CZK would decrease our results of operation by an approximate $2.8 million.

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

Item 8.    Financial Statements and Supplemental Data.

The following items are included in this Report of Rothstein, Kass & Company, P.C., the independent registered public accounting firm that has audited the Company’s financial statements for the periods set forth below:

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Trans World Corporation

We have audited the accompanying consolidated balance sheets of Trans World Corporation and Subsidiaries (collectively, the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trans World Corporation and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey
March 14, 2011

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2010 and 2009

(in thousands, except for share data)

	December 31, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash	$2,621	$2,582
Prepaid expenses	960	1,026
Notes receivable, current portion	387	225
Other current assets	295	1,897

Total current assets	4,263	5,730

PROPERTY AND EQUIPMENT, less accumulated depreciation of $10,749 and $9,316, respectively	35,746	38,203

OTHER ASSETS:
Goodwill	6,365	6,577
Notes receivable, less current portion	934	1,309
Deposits and other assets	3,036	1,849

Total other assets	10,335	9,735

	$50,344	$53,668

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Long-term debt, current maturities	$1,640	$3,521
Capital lease, current portion	43	50
Accounts payable	889	1,206
Interest payable	66	218
Czech tax accrual	3,955	4,459
Accrued expenses and other current liabilities	1,448	1,659

Total current liabilities	8,041	11,113

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	6,314	6,983
Capital lease, less current portion	57	57

Total long-term liabilities	6,371	7,040

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:

Preferred stock, $.001 par value, 4,000,000 shares authorized, none issued
Common stock, $.001 par value, 20,000,000 shares authorized, 8,871,640 shares, issued and outstanding, respectively	9	9
Additional paid-in capital	51,975	51,710
Accumulated other comprehensive income	7,545	9,083
Accumulated deficit	(23,597)	(25,287)

Total stockholders’ equity	35,932	35,515

	$50,344	$53,668

See accompanying notes to consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

Years Ended December 31, 2010 and 2009

(in thousands, except for share data)

	Years Ended December 31,
	2010	2009

REVENUES	$34,115	$35,395

OPERATING EXPENSES:

Cost of revenues	18,700	19,225
Depreciation and amortization	2,037	2,140
Selling, general and administrative	10,985	11,038
	31,722	32,403

INCOME FROM OPERATIONS	2,393	2,992

OTHER INCOME (EXPENSES):

Interest income	1	1
Interest expense	(627)	(877)
Foreign exchange loss	(3)	(3)
	(629)	(879)

INCOME BEFORE FOREIGN INCOME TAXES	1,764	2,113

Foreign income taxes	(74)	(14)

NET INCOME	1,690	2,099

Other comprehensive income (loss), foreign currency translation adjustments, net of taxes	(1,538)	750

TOTAL COMPREHENSIVE INCOME	$152	$2,849

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	8,871,640	8,870,270
Diluted	8,920,992	8,955,906

EARNINGS PER COMMON SHARE:
Basic	$0.19	$0.24
Diluted	$0.19	$0.23

See accompanying notes to consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2010 and 2009

(in thousands, except for share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balances, January 1, 2009	8,859,140	$9	$51,358	$8,333	$(27,386)	$32,314
Stock options expense			238			238

Stock issuance as compensation	12,500		40			40

Warrants issuance as compensation			16			16

Deferred bonuses to be paid in stock			48			48

Deferred board fees to be paid in stock			10			10

Foreign currency translation adjustment, net of tax				750		750

Net income					2,099	2,099
Balances, December 31, 2009	8,871,640	$9	$51,710	$9,083	$(25,287)	$35,515
Stock options expense			238			238

Warrants issuance as compensation			17			17

Deferred board fees to be paid in stock			10			10

Foreign currency translation adjustment, net of tax				(1,538)		(1,538)

Net income					1,690	1,690
Balances, December 31, 2010	8,871,640	$9	$51,975	$7,545	$(23,597)	$35,932

See accompanying notes to consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2010 and 2009

(in thousands, except for share data)

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,690	$2,099
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,037	2,140
Stock options expense	238	238
Stock issued for services		40
Warrants issued for services	17	16
Deferred compensation to be paid as stock	10	58
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,724	(1,441)
Deposits and other assets	(1,270)	60
Accounts payable	(295)	(2,823)
Interest payable	(218)
Czech tax accrual	(359)	1,742
Accrued expenses and other current liabilities	(155)	(69)
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,419	2,060

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(355)	(330)
Proceeds from repayment on notes receivable	178	37
Investment in Hotel Savannah	(191)	(2,738)
NET CASH USED IN INVESTING ACTIVITIES	(368)	(3,031)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	4,236	786
Retirement of unsecured Replacement Notes	(1,550)
Principal payments of long-term debt	(4,876)	(177)
Proceeds from warrants exercise		1
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(2,190)	610

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(822)	(733)

NET INCREASE (DECREASE) IN CASH	39	(1,094)

CASH:
Beginning of year	2,582	3,676

End of year	$2,621	$2,582

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$844	$862

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Property and equipment acquired via accounts payable	$150	$1

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

The Company owns and operates four casinos in the Czech Republic (“CZ”), and manages, under contract, one casino and nightclub in Croatia, under the American Chance Casinos (“ACC”) brand.  Two of the Czech casinos are located in the western part of the CZ, close to the German border.  The larger of these two, located in Ceska Kubice (“Ceska”), currently has 15 gaming tables and 80 slot machines. The smaller, Rozvadov (“Rozvadov”), located in the town of Rozvadov, currently has eight gaming tables and 20 slot machines.  The other two Czech casinos are located in the southern part of the CZ, close to the Austrian border.  The larger of these two, “Route 55,” located in Dolni Dvoriste, has 23 gaming tables and 124 slot machines.  The other casino, “Route 59,” is located in Hate, near Znojmo, and currently has 25 gaming tables and 114 slot machines.

The Company also manages under contract the Grand Casino Lav and Nightclub (collectively known as the “Grand Casino Lav”), located in Podstrana, Croatia, near the resort city of Split.  The management agreement with Grand Hotel Lav d.o.o., the property owner, provides for a 10-year term expiring in 2017, with renewal periods of five years at TWC’s option, subject to certain performance conditions.   In addition to marketing to the existing hotel guests, the Company targets the local market of Split, the second largest city in Croatia. Grand Casino Lav currently has 18 tables and 60 slot machines.

Despite the efforts of local management to improve operations and control costs, the lack of owner funding devoted to marketing initiatives forced the Grand Casino Lav to rely on its own self-generated resources, and, as a result, the casino saw a contraction in revenues for the reported year. Thus, its management fee income contribution to the year 2010 operational results was not material.  Consequently, all discussions of operational performance and results herein are limited to the Company’s fully-owned and operated units in the Czech Republic.

Liquidity

At December 31, 2010, the Company had a working capital deficit of $3,778 versus a working capital deficit of $5,383 at December 31, 2009.  This deficit reduction for the year ended December 31, 2010 was primarily due to the following: (i) net income from operations and positive cash flows provided by operating activities in 2010; (ii) completion of the residual construction of the Hotel Savannah and the Spa; and (iii) partial repayment of notes receivable from the owners of the Grand Hotel Lav in connection with the Company’s casino management contract for the Grand Casino Lav.

In February 2009, TWC exercised its option to extend the terms of the Commerzbank Aktiengesellschaft, pobocka Praha (“Commerzbank”) revolving credit line for an additional 12 months, to July 23, 2010, with all of the bank’s provisions, including the rate of interest, remaining constant, with the exception of an additional pledge of collateral as a result of the bank’s concerns over a deteriorating worldwide economy and its possible impact on the Company’s original collateral.  Thus, as a further assurance to Commerzbank, TWC pledged its Route 59 casino’s original building and underlying land, excluding the building extension, as additional collateral.

In November 2009, the Company restructured its Commerzbank debt with a new credit facility from Commerzbank.  The new credit facility allows the Company to retire its existing revolving credit facility and replace it with a combination of a long-term loan and a new smaller revolving credit line.

The credit facility is provided in two tranches: a four-year term loan of Czech Koruna (“CZK”) 125,000 (or approximately $6,600 at the December 31, 2010 exchange rate) with quarterly interest based on the three-month Prague Interbank Offered Rate (“PRIBOR”) plus 500 basis points, and a two-year, revolving credit line of CZK 40,000 (or approximately $2,100 at the same exchange rate),with interest based on, depending on each draw request, the one, two, three or six-month PRIBOR plus 400 basis points, with the Company’s option to renew the term for one-year.  The revolving credit line was reduced, per the terms of the agreement, to CZK 35,000 (or approximately $1,800 at the same exchange rate) after 12 months from the signing date, in November 2010.  The credit facility was fully drawn down at December 31, 2010.

In January 2011, the terms of TWC’s revolving credit line were amended to extend the expiration to November 4, 2012.  Furthermore, as part of this amendment, the applicable quarterly interest rate margin on the term loan and the revolving credit line increased by an additional 100 basis points, to 600 basis points and 500 basis points, respectively.  The credit facility includes financial covenants, security and requirements, which notably include: (i) a mandatory annual prepayment that requires that 25% of the borrower’s excess cash above a certain annually-escalating bank balance at the end of each fiscal year be applied toward the term loan’s principal balance; (ii) the pledge of the Route 59 and Route 55 casinos, Hotel Savannah and other guarantees as security; and (iii) the term loan to be repaid quarterly in equal principal installments, with the applicable interest based on three-month PRIBOR rate plus the said basis points.  The term loan matures on November 4, 2013.

In July 2010, according to the terms of TWC’s unsecured Replacement Notes, the Company satisfactorily retired these notes by repaying the full principal and associated accrued interest to its note-holders, aggregating approximately $1,845.

The Company’s management believes that its cash resources at December 31, 2010, in addition to the anticipated cash to be provided by existing operations and the restructured Commerzbank credit facility, will be sufficient to meet current obligations and fund its operating activities for the next twelve months.  However, should cash from operations and the credit facility be insufficient to cover these objectives, the Company may seek to raise additional capital in order to fund its current liabilities and operations.  TWC also continue to review development and acquisition strategies which, if implemented, would require the Company to obtain additional debt and/or equity financing.  There is no guarantee that such funds will be available to TWC at favorable terms or at all, in which case the Company may decide to reduce its development plans and or operations.  The Company is in full compliance with the credit facility’s financial covenants up to and including the year ended December 31, 2010.  (See also “Note 4 — Long-Term Debt,” below).

NOTE 2 - Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation - The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”), and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”) and Regulation S-X.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

Goodwill - Goodwill represents the excess of the cost of the Company’s Czech subsidiaries over the fair value of their net assets at the date of acquisition, which consisted of the Ceska and Rozvadov casinos and the land in Hate (currently, the Route 59 Casino).  Goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test.  The Company has allocated the goodwill over two reporting units that are components of the operating segment “Czech subsidiaries” and are classified as the “German reporting unit” which consists of the Ceska and Rozvadov casinos and the “Austrian reporting unit” which consists of the Route 55, Route 59 and Hotel Savannah.  The impairment assessment requires the Company to compare the fair value of its two reporting units to their respective carrying values to determine whether there is an indication that an impairment exists.  The fair value of the two reporting units were determined through a combination of recent appraisals of the Company’s real property and a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”), which was based on the Company’s experience and data from independent third parties.  As required, the Company performed its required annual fair-value based testing of the carrying value of goodwill related to its two reporting units at September 30, 2010, and determined that goodwill was not impaired.  There were no indicators of impairment present during the fourth quarter of 2010, therefore TWC determined that there was no impairment of goodwill at December 31, 2010.  The Company expects to perform its next required annual assessment of goodwill during the third quarter of 2011.

Comprehensive Income (Loss) — The Company complies with requirements for reporting comprehensive income (loss). Those requirements establish rules for reporting and display of comprehensive income (loss) and its components.  Furthermore, they require the Company’s change in the foreign currency translation adjustments to be included in other comprehensive income (loss).

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

The impact of foreign currency translation on goodwill is presented below:

	Applicable	Goodwill
As of December 31, 2010 (in thousands, except FX)	Foreign Exchange Rate (“FX”) (2)	German reporting unit		Austrian reporting unit

Residual balance, as of January 1, 2003 (in USD) (1)		USD	3,042	USD	537

USD residual balance (A), translated at June 30, 1998 (date of acquisition), at FX rate of:	33.8830	CZK	103,077	CZK	18,190

2003 CZK balance, translated to USD, at December 31, 2010 at FX of:	19.0532	USD	5,410	USD	955

Net increase to Goodwill (adjustment made to Translation Adjustment in consolidation):		USD	2,368	USD	418

______________________

(1)           Goodwill was amortized over 15 years until the Company started to comply with GAAP requirements, as of January 1, 2002.This balance represents the remaining, unamortized goodwill, after an impairment charge taken prior to January 1, 2003.

(2)           FX (interbank) rates taken from www.Oanda.com.

Earnings Per Common Share - The Company complies with accounting and disclosure requirements regarding earnings per share.  Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share incorporate the dilutive effect of common stock equivalents on an average basis during the period.  As of December 31, 2010, the Company’s common stock equivalents include 838,175 unexercised stock options, 75,000 outstanding warrants, 75,000 shares of restricted stock, and 49,262 shares issuable under the Company’s Deferred Compensation Plan.  A year ago, the common stock equivalents included 838,745 unexercised stock options, 75,000 outstanding warrants, 75,000 shares of restricted stock, and 45,486 deferred compensation shares.  These shares for the respective years were included in the computation of diluted earnings per common share, if such unexercised stock options, warrants, restricted stock, and deferred compensation stock were vested and “in-the-money.”

A table illustrating the impact of dilution on earnings per share, based on the treasury stock method, is presented below:

	For the Year Ended December 31,
(amounts in thousands, except for share data)	2010	2009
Basic earnings per share:
Net income	$1,690	$2,099

Weighted average common shares	8,871,640	8,870,270

Basic earnings per share	$0.19	$0.24

Diluted earnings per share:
Net income	$1,690	$2,099
Weighted average common shares	8,871,640	8,870,270

Addition due to the effect of dilutive securities using the treasury stock method:
Stock options and warrants (1)	90	40,150
Stock issuable under the Deferred Compensation Plan	49,262	45,486
Dilutive potential common shares	8,920,992	8,955,906
Diluted earnings per share	$0.19	$0.23

_____________________

(1) Per the treasury stock method.

Revenue Recognition - The Company complies with requirements for revenue recognition in the consolidated financial statements.  Casino revenue is defined as the net win from gaming activities, which is the difference between gaming wagers and the amount paid out to patrons, and is recognized on the day it is earned.  Revenues generated from ancillary services, including sales of food, beverage, cigarettes, and casino logo merchandise are recognized at the time the related services are performed or goods sold, and represent, in the aggregate, 4.9% and 3.4% of total revenues for the years ended December 31, 2010 and 2009, respectively.  Food and beverage revenues, which are included in revenues from ancillary services, represent approximately 2.5% and 1.8% of total consolidated revenues for the years ended December 31, 2010 and 2009, respectively.

Promotional Allowances - Promotional allowances primarily consist of the provision of complimentary food and beverages and, to certain of its valuable players, hotel accommodations.  For the years ended December 31, 2010 and 2009, revenues do not include the retail amount of food and beverages and hotel accommodations of $6,430 and $5,744, respectively, provided at no-charge to customers. The retail value of the food and beverages given away is determined by dividing the food and beverage costs charged to the gaming operation of $2,664 and $2,301, for the respective periods, by the average percentage of cost of food and beverages sold.  The cost of hotel accommodations is either the out-of-pocket expenses paid to other hotels to accommodate TWC’s customers or the retail charge of room accommodations at the Company’s Hotel Savannah and at its three guest rooms at Route 55.

The promotional allowances are summarized below:

	For the Year Ended
	December 31,
(amounts in thousands)	2010	2009

Cost of complimentary food and beverages (A)	$2,664	$2,301
Average cost of food and beverages sold(B)	41.7%	40.4%

Retail value of food and beverages (A/B)	$6,396	$5,699
Cost of hotel accommodations	34	45
Total promotional allowances	$6,430	$5,744

External Advertising -  The Company complies with the accounting and reporting requirements for reporting on advertising costs.  External advertising expenses are charged to operations as incurred and were $780 and $834 for the years ended December 31, 2010 and 2009, respectively.

Fair Value of Financial Instruments - The fair values of the Company’s assets and liabilities that qualify as financial instruments under proper accounting and disclosure requirements about the fair value of financial instruments approximate their carrying amounts presented in the accompanying consolidated balance sheets at December 31, 2010 and 2009.

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

Impairment of Long-Lived Assets - The Company adheres to proper accounting for the impairment on disposal of long-lived assets and periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may be recoverable.  If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived assets, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists.  If an asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value. An estimate of the asset’s fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. The Company reports an asset to be disposed of at the lower of its carrying value or its estimated net realizable market value. There were no impairment losses for long-lived assets recorded for the years ended December 31, 2010 and 2009.

Stock-based Compensation - The Company complies with the accounting and reporting requirements for share-based payments which permit companies to adopt the requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the consolidated financial statements beginning with the effective date, based on the requirements of share-based payments for all share-based payments vested after that date, and based on these requirements for all unvested awards granted prior to the effective date of this accounting requirement. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permit entities to restate the consolidated financial statements of previous periods, either for all prior periods presented or to the beginning of the fiscal year in which the statement is adopted, based on previous pro forma disclosures made in accordance with this reporting requirement. Accordingly, the Company has adopted the modified prospective method of recognition, and began applying the valuation and other criteria to stock options and warrants granted beginning January 1, 2006.  The Company is recognizing expense for the unvested portion of previously issued grants based on the valuation and attribution methods used previously to calculate the pro forma disclosures.  The Company did not recognize expense for employee stock options prior to January 1, 2006.

The Company currently utilizes the Black-Scholes option pricing model to measure the fair value of stock options granted to certain key management employees (“KMEs”), as well as for warrants issued for services. While this accounting requirement permits entities to continue to use such a model, it also permits the use of a “lattice” model. The Company expects to continue using the Black-Scholes option pricing model in connection with its adoption of accounting and reporting requirements to measure the fair value of stock options and warrants granted.

In 2010 and 2009, the Company expensed approximately $238, respectively, for granted options to certain KMEs, which was recognized in its selling, general and administrative expenses in the consolidated statements of income.  The Company also incurred expenses approximating $17 and $56 for shares and warrants issued for services in 2010 and 2009, respectively.

Czech Gaming Taxes - The majority of TWC’s revenues are derived from gaming operations in the Czech Republic, which are subject to only gaming taxes, while its non-gaming revenues, which are not material, have correspondingly non-material corporate income tax liabilities under Czech law. TWC’s gaming-related taxes for the years ended December 31, 2010 and 2009 are summarized in the following table:

	For the Year Ended December 31,
(amounts in thousands)	2010	2009
Gaming taxes	$1,578	$1,783
Charity taxes	2,677	2,799
Total Czech gaming taxes	$4,255	$4,582

Gaming taxes are computed on gross gaming revenues, which are comprised of live (table) games and slot games revenues. For live game revenue, as reported by our subsidiary, ACC, the applicable taxes and fees are: (i) a 10% administration tax; (ii) a 1% state supervision fee; and (iii) a charity “contribution” (i.e., a tax), herein referred to as the charity tax, for publicly beneficial, cultural, sporting and welfare purposes, according to a gross revenue formula specified by the Czech Ministry of Finance, net of the aforementioned taxes and fees.

Charity taxes are also computed on the reported slot revenues of each of our three slot subsidiary companies, ACC Slot, s.r.o., Hollywood Spin s.r.o. and LMJ Slot s.r.o., net of gaming taxes and fees (See also “Item 1., Taxation, Gaming Taxes”).  Therefore, for all gaming revenue, net of applicable taxes and fees, up to CZK 50,000 (or approximately $2,600 at the December 31, 2010 exchange rate), a 6% charity tax applies; up to CZK 100,000 (or approximately $5,200 at the same exchange rate), an 8% rate applies; up to CZK 500,000 (or approximately $26,200 at the same exchange rate), a 10% rate applies; and above the CZK 500,000 gaming revenue threshold, a 15% rate applies.  For slot game revenue, the applicable assessment is the charity tax, net of local (municipality) administration and slot state-licensing fees.

Gaming taxes payable are due to the Czech Ministry of Finance annually, typically in April of the subsequent year, while charity taxes payable, despite having no stated due dates, are paid as mutually agreed with the charities, customarily by May of the subsequent year.  The Company may allocate this charity contribution to local schools, sports clubs, subsidized or volunteer organizations, or municipalities in which each of the Company’s casinos operate. The distribution is subject to the prior approval of the Czech Ministry of Finance.

In conformity with the European Union (“EU”) taxation legislation, when the Czech Republic joined the EU in 2004, its VAT increased from 5% to 22%, from January 2004 through December 2009, and ranged between 9% and 19% for all intra-EU generated purchases.  Beginning January 1, 2010, VAT rates increased to between 10% and 20%.  All non-EU generated purchases were impacted by identical VAT increases, beginning in May 2004. The Company pays its VAT directly to its vendors in connection with any purchases that are subject to this tax.  Unlike in other industries, VATs are not recoverable for gaming operations.  As for the Company’s new hotel operation, Hotel Savannah, which opened in January 14, 2009, the recoverable VAT was non-material for the years ended December 31, 2010 and 2009.

Income Taxes - The Company complies with accounting and reporting requirements with respect to accounting for U.S. federal income taxes, which require an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed for differences between the financial statement and the tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.  In accordance with GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets.  This policy also provides guidance on thresholds, measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different entities.  The Company is subject to income tax examinations by major taxing authorities for all tax years since 2007. Based on its analysis, the Company has determined that the adoption of this policy did not have a material impact on the Company’s financial statements for the years ended December 31, 2010 and 2009. However, management’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

Recently Issued and Adopted Accounting Standards

In December 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-17, which requires a qualitative approach for determining the primary beneficiary of a variable interest entity and replaces the quantitative evaluation previously set forth under FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities.” This approach is focused on identifying the reporting entity that has the ability to direct the activities of a variable interest entity that most significantly affects the entity’s economic performance and has the obligation to absorb the entity’s losses or has the right to receive benefits from the entity. ASU No. 2009-17, among other things, requires enhanced disclosures about a reporting entity’s involvement in variable interest entities. The guidance under ASU No. 2009-17 became effective for the first annual period beginning after November 15, 2009, and interim periods within that first annual period. The Company adopted the pronouncement on January 1, 2010 resulting in no impact to the Company’s consolidated balance sheets, statements of income and cash flows.

In January 2010, the FASB issued ASU No. 2010-06, which requires additional disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3 fair value measurements. ASU No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009.  The Company has complied with the additional disclosures required by this standard.  The adoption of this standard had no impact on the Company’s consolidated financial position, results of operations and cash flows.

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

New Accounting Pronouncements

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

In April 2010, the FASB issued ASU No. 2010-13, “Compensation - Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades ,” which addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades.  Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition.  Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification.  The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings.  The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. ASU No. 2010-13 is effective for interim and annual periods beginning on or after December 15, 2010 and is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In December 2010, the FASB issued ASU No. 2010-28—When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.  This update provides amendments to Accounting Standards Codification (“ASC”) Topic 350—Intangibles, Goodwill and Other that requires an entity to perform Step 2 impairment test even if a reporting unit has zero or negative carrying amount.  Step 1 tests whether the carrying amount of a reporting unit exceeds its fair value. Previously reporting units with zero or negative carrying value passed Step 1 because the fair value was generally greater than zero. Step 2 requires impairment testing and impairment valuation be calculated in between annual tests if an event or circumstances indicate that it is more likely than not that goodwill has been impaired.  ASU No. 2010-28 is effective beginning January 1, 2011. As a result of this standard, goodwill impairments may be reported sooner than under current practice. We do not expect ASU No. 2010-28 to have a material impact on our consolidated financial statements.

NOTE 3 - Property and Equipment

At December 31, 2010 and 2009, property and equipment consisted of the following:

(amounts in thousands)	2010	2009
Land	$2,610	$3,569
Building and improvements	29,898	32,307
Furniture, fixtures and other equipment	13,987	11,643
	46,495	47,519
Less accumulated depreciation and amortization	(10,749)	(9,316)
	$35,746	$38,203

Depreciation and amortization expense for the years ended December 31, 2010 and 2009 were approximately $2,037 and $2,140, respectively.

NOTE 4 - Long-Term Debt

At December 31, 2010 and 2009, long-term debt consisted of the following:

(amounts in thousands)	2010	2009
Replacement Notes (a)	$—	$1,550
Commerzbank credit facility (b):
Amortized loan	4,920	6,784
Revolving credit line	1,837	2,170
IMT LLC loan (c)	1,197
	7,954	10,504
Less current portions:
Replacement Notes		1,550
Commerzbank amortized loan	1,640	1,696
Commerzbank revolving credit line		275
	$6,314	$6,983

____________________

(a)

On July 8, 2010 TWC satisfactorily retired, pursuant to the terms of the Replacement Notes, the Company’s unsecured promissory notes aggregating a principal balance of $1,550 which had matured on June 26, 2010, along with a total payment of $295 in associated deferred and accrued interest.

(b)

In November 2009, the Company restructured its long-term debt (former revolving credit line) with a new credit facility from Commerzbank Aktiengesellschaft, pobocka Praha (“Commerzbank”).  The new credit facility allowed the Company to retire its prior revolving credit line and replace it with a combination of a term loan and a new smaller revolving credit line.  The credit facility is provided in two tranches: an amortized, four-year term loan of CZK 125,000 (or approximately $6,600 at the December 31, 2010 exchange rate), with interest based on the three-month Prague Interbank Offered Rate (“PRIBOR”) plus 500 basis points, and a two-year revolving credit line of CZK 40,000 (or approximately $2,100 at the same exchange rate), with interest based on, depending on each draw request, the one, two, three or six-month PRIBOR plus 400 basis points, with the Company’s option to renew the term for one-year.  The revolving credit line was reduced, as per the terms of the agreement, to CZK 35,000 (or $1,837 at the same exchange rate) after 12 months from the signing date, in November 2010.  The credit facility includes financial covenants, security and requirements, which notably are: (i) a mandatory annual prepayment that requires that 25% of the borrower’s excess cash above a certain annually-escalating bank balance at the end of each fiscal year be applied toward the term loan’s principal balance; (ii) the pledge of the Route 59 and Route 55 casinos, Hotel Savannah and their underlying land, and other guarantees as security; and (iii) the term loan to be repaid quarterly in equal principal installments, with the applicable three-month PRIBOR rate plus the said basis points.  The term loan matures on November 4, 2013.  As of December 31, 2010, the Company had fully drawn down the revolving credit line of CZK 35,000, or $1,837 and a principal balance of $4,920 on its amortized term loan.  The Company is in full compliance with the credit facility’s financial covenants up to and including the year ended December 31, 2010.

On January 31, 2011, the terms of its revolving credit line were amended to extend the expiration to November 4, 2012.  Furthermore, as part of this amendment, the applicable quarterly interest rate margin on the term loan and the revolving credit line will increase by an additional 100 basis points, to 600 basis points and 500 basis points, respectively.  For the years ended December 31, 2010 and 2009, the weighted average of the interest rates on the drawn amounts is approximately 6.24% and 6.41%, respectively.

(c)

In August 2009, as part of TWC’s partnership with Vigotop Limited, a Cyprus-based company, to form a Hungarian company, KC Bidding Kft. (“KCB”), in which TWC became holder of a 25% equity interest, TWC extended KCB a 3-year, 1.0% interest per annum loan of approximately EUR 930, or $1,200, to form a Hungarian license concession company, SDI Europe Kft. (“SDI”), for the purpose of eventually operating the Class I casino in Hungary.  SDI is a wholly-owned subsidiary of KCB. Through SDI’s intermediary, IMT LLC, a Delaware-incorporated company, TWC received a three-year, 2.1505% interest per annum loan of approximately $1,200.  TWC expects the full lump sum repayment of the loan, upon maturity in August 2012, from KCB, to offset its outstanding loan with IMT LLC.  TWC management believes the loan to KCB is fully collectible. In the event KCB defaults in its repayment obligation to ACC with respect to the above mentioned loan, IMT will cancel the loan obligation from ACC to IMT and ACC will no longer be obligated to pay off the loan balance of approximately EUR 930, or $1,200. In November 2010, the loan agreement between ACC and KCB was amended to change the maturity date to January 31, 2016 from December 31, 2012 and to establish an interest rate of 1.0% from January 1, 2012 through the new maturity date of the loan. On March 5, 2011, the loan agreement between IMT and ACC was amended to change the maturity date to February 21, 2016 from January 31, 2013, and to establish an interest rate of 1.0% from January 1, 2012 through the new maturity date of the loan.

Principal payments due on long-term debt are as follows:

(amounts in thousands)
Year ending December 31,
2011	$1,640
2012	3,477
2013	1,640
2014
2015
2016	1,197
$7,954

NOTE 5 - Accrued Expenses and Other Current Liabilities

At December 31, 2010 and 2009, accrued expenses and other current liabilities consisted of the following:

(amounts in thousands)	2010	2009
Accrued payroll and related costs	$905	$959
Operational accruals	483	505
Bonus payable	60	195
	$1,448	$1,659

NOTE 6 - Commitments and Contingencies

Lease Obligations - The Company is obligated under several operating leases expiring through 2018.  Future aggregate minimum annual rental payments under all of these leases for the lesser of five years or until their expiration dates are as follows:

(amounts in thousands)
Year ending December 31,
2011	$121
2012	118
2013	119
2014	121
2015	60

Rent expense under these operating leases was approximately $120 for the years ended December 31, 2010 and 2009, respectively.

The Company is also obligated under certain five-year, slot equipment operating leases, expiring in 2011 and 2012, which include a monthly fixed rental fee per slot machine, and an option for replacement to different/newer machines during the term of the lease.  In 2010, the Company’s slot lease expenses were approximately $2,227 versus $2,078 in 2009, partially as a result of an addition of 16 new leased slot machines in 2010 versus the prior year.

Employment Agreements - The Company’s July 1, 2005 employment agreement with its Chief Executive Officer (“CEO”), Mr. Rami S. Ramadan, absent the intervention of either party by September 30th of each year, renewed automatically for another calendar year ending December 31, 2011.  In addition to a perpetually renewable employment term of one year absent the intervention of either party, the agreement provides for annual compensation, plus participation in the Company’s benefits programs and equity incentive plans.  Effective April 1, 2008, Mr. Ramadan’s annual salary was increased to $450 from $400, as recommended by the Compensation Committee of the Company’s Board of Directors and approved by its Board of Directors.  As of December 31, 2010, $450 of annual compensation remains payable in 2011, pursuant to the evergreen renewal terms of said employment agreement, excluding any bonus awards that may be or have been granted in 2011 at the discretion of the Board of Directors.

Pursuant to the renewal of the employment agreement with Mr. Ramadan in July 2005, Mr. Ramadan was also granted seven-year options to purchase 175,000 shares of Common Stock, of which options to purchase 35,000 vested immediately, and the balance to be vested in equal parts, over a four-year vesting period, on the anniversary of the date of grant.  As of December 31, 2010, these options have all been vested.  The exercise price of these options incrementally increases every six months, starting at $2.80 on July 1, 2005, the closing price on the date of grant, to a maximum of $4.11 on January 1, 2012.  The weighted average exercise price of the vested options was $3.98 at December 31, 2010.  Also pursuant to this July 2005 employment agreement, upon reaching designated earnings per share targets, Mr. Ramadan will be granted 75,000 restricted shares of the Company’s Common Stock in 25,000 share allotments.  None of the restricted shares have been vested to date.

On February 4, 2007, Mr. Ramadan was granted seven year options to purchase 50,000 shares of Common Stock, of which options to purchase 12,500 shares vested immediately, and the balance to vest in three equal parts, over a three-year vesting period, on the anniversary of the date of grant.  As of December 31, 2010, all options have vested.  The exercise price of these options was set at $3.75 per share, the closing price on the date of grant.

Further, on October 23, 2007, pursuant to the Company’s 2004 Equity Incentive Plan, Mr. Ramadan was granted seven year options to purchase 125,000 shares of Common Stock, with options to purchase 25,000 shares that vested immediately, and the balance to be vested in four equal parts, over a four-year vesting period, on the anniversary of the date of grant.  As of December 31, 2010, only 25,000 options remain unvested.  The exercise price of all these options, vested and unvested, is set at $4.85 per share, the closing stock price on October 23, 2007, and escalated to $5.05 on its first anniversary.  On May 26, 2009, the Company’s Board of Directors froze the exercise price at $5.05 for the entire grant.

No vested options have been exercised by Mr. Ramadan as of December 31, 2010.

401 (k) and Profit Sharing Plan - The Company maintains a contributory 401(k) plan and a profit sharing plan.  These plans are for the benefit of all eligible U.S. corporate employees, who may have up to 17% of their salary withheld, not to exceed the maximum federally allowed amount.  The Company makes a voluntary employer-matching contribution of 60 cents for each employee dollar contributed, which totaled $43 in 2010 and 2009, respectively.

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

Legal Matters - The Company may be, from time to time, a party to various legal proceedings and administrative actions, all arising from the ordinary course of business. Although it is impossible to predict the outcome of any legal proceeding, the Company believes any liability that may finally be determined with respect to such legal proceedings should not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.  The Company is not currently involved in any material legal proceeding nor were we involved in any material litigation during the year ended December 31, 2010.

NOTE 7 - Risks and Uncertainties

Regulation and Licensing - The Company’s operations are subject to regulation by each federal and local jurisdiction in which it operates. Each of the Company’s officers may be subject to strict scrutiny and approval from the gaming commission or other regulatory body of each jurisdiction in which TWC conduct gaming operations.  Furthermore, the operations of its casinos are contingent upon maintaining all necessary regulatory licenses, permits, approvals, registrations, findings of suitability, orders and authorizations. The laws, regulations and ordinances requiring these licenses, permits and other approvals generally relate to the operations of the casinos, the payment of taxes, the responsibility, financial stability and character of the owners and managers of gaming operations, as well as persons financially interested or involved in gaming operations.  All of TWC’s Czech casinos are duly licensed by the Ministry of Finance of the Czech Republic, however, the Company are subject to ongoing regulation to maintain these operations.

Czech regulatory authorities have broad powers to request detailed financial and other information, to limit, condition, suspend or revoke a registration, gaming license or related approval and to approve changes in the Company’s operations. Substantial fines for violations of gaming laws or regulations may be levied. The suspension or revocation of any license which may be granted to us or the levy of substantial fines for violations could significantly harm our business, financial condition and results of operations. Furthermore, compliance costs associated with gaming laws, regulations and licenses are significant.  Any change in the laws, regulations or licenses applicable to our business or a violation of any current or future laws or regulations applicable to our business or gaming licenses could require us to make substantial expenditures or could otherwise negatively affect our gaming operations.

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

Cash - Cash consists of cash in banks and on hand.  From time to time, the Company will maintain cash balances in a financial institution that may exceed the Federal Depository Insurance Corporation (“FDIC”) coverage of $250.  The Company has not experienced any losses in such accounts and believes it is not subject to any significant credit risk on cash.  In addition, the FDIC does not insure the Company’s foreign cash, which totaled $2,549 and $2,458 at December 31, 2010 and 2009, respectively.  The Company has not incurred any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

NOTE 8 - Stockholders’ Equity

In February 2009, TWC issued 12,500 shares of its Common Stock, as part of compensation pursuant to a consulting agreement, to Alliance Advisors, LLC, an investor relations firm. The cost of issuances was reflected as a $40 reduction to additional paid-in capital for that month.

For the years ended December 31, 2010 and 2009, the Company recognized stock-based compensation expenses of $255 and $254, respectively, for the vesting of granted stock options and warrants.  On November 30, 2009, TWC granted five-year warrants to purchase 75,000 shares of its Common Stock at the then market price of $3.00 per share, in connection with the Company’s engagement of a capital markets advisor, Hurricana Capital LLC.  The warrants vest over a two-year period, with the first of three equal parts vested immediately upon the grant date, and the remaining portions upon the succeeding two anniversary dates of the grant.  Thus for the years ended December 31, 2010 and 2009, respective $17 and $16 expenses were recognized in the Company’s selling, general and administrative expenses in the consolidated statements of income for the vested portion and a corresponding credit to additional paid-in-capital.

The Company’s Articles of Incorporation authorize the issuance of four million shares of “blank check” preferred stock, with designations, rights and preferences to be determined from time to time by its Board of Directors. Accordingly, the Board of Directors is empowered, without further stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights. The Board of Directors has no current plans to issue any shares of preferred stock.

NOTE 9 - Other Assets and Other Long-Term Liabilities

Notes Receivable — In connection with the TWC’s management of the Grand Casino Lav, on January 10, 2007, the Company extended three Euro-denominated loans totaling EUR 967, or $1,400, to Grand Hotel Lav, d.o.o., the owner of the Grand Casino Lav and Nightclub.  In light of the slower than expected growth of the operation and the cash flow management challenges experienced during the low seasons by the Grand Hotel Lav, d.o.o. (“GHL”), in December 2009, TWC agreed to a proposal from the owners of Grand Casino Lav to consolidate the three outstanding loans and accrued interest and penalties into a single, three-year, 3.55% per annum interest, term loan (the “Replacement Loan”), to be effective January 1, 2010, excluding accrued management fees.  The Replacement Loan principal amount was approximately EUR 875, or approximately $1,160.   Principal payments associated with the loan were deferred in 2010.  Monthly payments for the Replacement Loan commenced May 31, 2010 (with a four-month, interest-free grace period) and continued through October 2010.  In December 2010, TWC acquiesced to GHL’s request to defer additional installments for three months due to a seasonal drop in business.  In addition to liens on gaming equipment, the Replacement Loan is secured by nine legally-binding receivable (demand) notes, which can be presented at any time to the owner’s bank for the satisfaction of the Replacement Loan.  In the event of a sale of the business, the Replacement Loan would be transferred to the new owner.  TWC management believes the loan is fully collectible.  The Company received approximately EUR 133, or $178, in 2010 for management fees and interest.

Advance Receivable — In August 2009, in pursuit of obtaining a gaming license in Hungary, TWC partnered with Vigotop Limited, a Cyprus-based company, to form a Hungarian company, KC Bidding Kft. (“KCB”), in which TWC became holder of a 25% equity interest.  Subsequently, TWC extended KCB a three-year, 1.0% interest per annum loan of approximately EUR 930 (or about $1,300) to form a Hungarian license concession company, SDI Europe Kft. (“SDI”), for the purpose of eventually operating the Class I casino in Hungary.  SDI is a wholly-owned subsidiary of KCB. Through SDI’s intermediary, IMT LLC, a Delaware-incorporated company, TWC received a three-year, 2.1505% interest per annum loan of approximately $1,200.  TWC expects the full lump sum repayment of the loan, upon maturity, from KCB, to offset its outstanding loan with IMT LLC.  TWC management believes the loan to KCB is fully collectible.  In the event KCB defaults in its repayment obligation to ACC with respect to the above mentioned loan, IMT will cancel the loan obligation from ACC to IMT and ACC will no longer be obligated to pay off the loan balance of approximately EUR 930, or $1,200. In November 2010, the loan agreement between ACC and KCB was amended to change the maturity date to January 31, 2016 from December 31, 2012 and to establish an interest rate of 1.0% from January 1, 2012 through the new maturity date of the loan. On March 5, 2011, the loan agreement between IMT and ACC was amended to change the maturity date to February 21, 2016 from January 31, 2013, and to establish an interest rate of 1.0% from January 1, 2012 through the new maturity date of the loan.

On January 12, 2011, KCB received two letters from the Ministry for the National Economy of Hungary (the “MOE”).  The first letter declared that the State of Hungary was terminating the concession contract that was concluded between the parties on October 9, 2009 for alleged breaches of the terms of the concession contract by the concession holder.  Further, in this letter, the Hungarian government demanded payment of a cancelation penalty in the amount of 900,000 Hungarian Forint (“HUF”), approximately $4,500.  The second letter was a demand for a penalty payment in the amount of HUF 864.500 plus interest in the amount of HUF 380,400, approximately $6,220 in aggregate, regarding an alleged claim of non-compliance with update reports on the progress of the King’s City development project that were due in January 2010 and July 2010.

On January 31, 2011, KCB sent two response letters to the MOE, the first letter challenged the reasons provided by the MOE for the immediate cancelation of the concession contract and argued that the terms on which the cancelation was based were wrongful.  The second letter disputed the MOE’s claim that such progress reports were due during 2010.

As of March 13, 2011, no response had been received from the Hungarian government.

In its letters, KCB is accusing the Hungarian government of acting in bad faith and is prepared to take the necessary legal actions should it be required.

KCB’s attorneys have indicated to KCB their belief that KCB has a strong legal case against the MOE.  Notwithstanding the foregoing, litigation results are never predictable.  Further, by virtue of an existing agreement between Vigotop and TWC, all costs associated with obtaining the casino license will be borne by Vigotop. In the opinion of management, after consultation with legal counsel, the amount of ultimate liability with respect to these actions will not materially affect the Company’s consolidated financial statements and/or results of operations.

TWC’s development and operations teams in Europe played key roles in the award process, providing critical industry expertise and technical support to the majority owner of KCB, Vigotop.  In exchange for TWC’s services to obtain a gaming license, the Company received the aforementioned ownership stake in KCB, from which there is a potential for the Company to earn a fee by means of a structured buyout by Vigotop.  Under the terms of the buyout option agreement, which expires on August 14, 2012, TWC’s minority interest in KCB is subject to acquisition by Vigotop, at Vigotop’s option, through the purchase of TWC’s shares in KCB for approximately $1,300, which would represent TWC’s fee for services rendered.  If, however, the MOE is successful in terminating the concession contract, it would be highly unlikely that any buyout would occur and very likely that KCB would become insolvent, resulting in the loss of TWC’s entire non-cash investment.  In the event that Vigotop does not exercise its buyout option, the shareholders of KCB will continue their ongoing development of the casino project until the license has been granted, and it is possible that the Company could ultimately manage the mega casino under its American Chance Casinos brand.  There are no assurances that TWC would be selected to manage this future operation, if and when completed.

Restricted Deposits -  Restricted deposits amounted to CZK 26,000, relating to Czech license bond requirements, for year 2010 and 2009, respectively.  Using respective year-end exchange rates, these deposits have been translated to $1,365 and $1,410 at December 31, 2010 and 2009, respectively.

Other Long-term Liabilities - At December 31, 2009, other long-term liabilities consisted of accrued interest on the Replacement Notes, that was paid in July 2010.  There were no other long-term liabilities at December 31, 2010.

NOTE 10 - Income Taxes

In the Czech Republic, gaming income is not subject to corporate income tax.  In lieu of income taxes, gaming income is subject to other taxes in the Czech Republic, including gaming and charity taxes, which are primarily based on percentages of gaming revenues.  Foreign net operating loss carry-forwards (disclosed below) were derived from non-gaming activities and can only be applied against non-gaming activities.  However, for the years ended December 31, 2010 and 2009, the Company did incur approximately $74 and $14 of foreign income taxes, respectively for non-gaming revenues earned.

At December 31, 2010, the Company had U.S. and foreign net operating loss carry forwards (“NOL’s”) of approximately $38,663 and $2,942, respectively, available to offset certain future income taxes payable.  However, based on limited analysis, a sizable warrant exercise in February 2001 or earlier events may have triggered significant limitations of preexisting U.S. NOL’s, pursuant to Internal Revenue Code Section 382, to the extent that substantially all of the Company’s existing U.S. NOL’s prior to February 2001, aggregating approximately $15,565, may be significantly limited.  The U.S. NOL’s generated subsequent to February 2001, aggregating approximately $23,098, resulted in an estimated $10,394 deferred tax asset at December 31, 2010 and the foreign NOL resulted in an estimated $559 deferred tax asset at December 31, 2010.  A full valuation allowance has been established for these deferred tax assets since its realization is considered unlikely.  U.S. NOL’s cannot be used to offset Czech net income nor can Czech NOL’s be used to offset U.S. net income.

The U.S. NOL’s expire between 2015 and 2019.  The foreign NOL’s expire between 2011 and 2013.  During the year ended December 31, 2010, there was an immaterial amount of foreign NOL’s which expired.  The following table presents the U.S. and foreign components of pretax income before income taxes for the years ended December 31, 2010 and 2009:

(amounts in thousands)	2010	2009

U.S.	$(2,655)	$(3,083)
Foreign	4,419	5,196

	$1,764	$2,113

The Company’s effective income tax rate differs from the U.S. federal statutory income tax rate primarily because gaming income, the Company’s primary revenue source, is not subject to income tax.  Further, the Company’s effective income tax rate differs from the U.S. statutory income tax rate as a result of the Company maintaining a full valuation allowance on its NOL’s.

NOTE 11 - Stock Options and Warrants

Stock Options Plans

The activity in the Company’s stock option plans was as follows for the dates indicated:

	Number of Options	Range of Exercise Prices	Weighted Average Exercise Price

Balance outstanding, January 1, 2009	429,065	$2.00-83.00	$3.75

Granted in 2009	410,000	3.50	3.50
Expired in 2009	(320)	32.00-83.00	50.88

Balance outstanding, December 31, 2009	838,745	$2.00-37.50	$3.72

Granted in 2010
Expired in 2010	(570)	17.00-37.50	25.18

Balance outstanding, December 31, 2010	838,175	$2.00-22.00	$3.75

Exercisable, December 31, 2010	605,675	$2.00-22.00	$3.78

On January 4, 2008, pursuant to the Company’s 2004 Equity Incentive Plan and as part of his compensation package, we granted our Managing Director of Operations, who is a resident of the Czech Republic and is not a named executive officer of the Company, options to purchase 10,000 shares of the Company’s Common Stock.  The seven-year options vest in four equal parts, with the first part vesting on the date of grant and each subsequent part on the next succeeding anniversary of the grant date.  The exercise price for these options, vested and unvested, is $4.10 per share, the market closing price at the date of grant.

On May 26, 2009, we also granted options to purchase 410,000 shares of the Company’s Common Stock to 10 KMEs.  The seven-year options vest in four equal parts, with the first part on the date of grant and each subsequent part on the anniversary of the grant date.  The exercise price for these options, vested and unvested, is $3.50 per share, the market closing price at the date of grant.

In each instance, the option exercise price per share was equal to or above the market value of the underlying stock on the date of grant.  Options generally expire between five and ten years after the date of grant or earlier upon termination of employment, as defined in the plans or agreements.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the below assumptions related to risk-free interest rates, expected dividend yield, expected lives and expected stock price volatility.

	Option Pricing Assumptions
Grant Year	2010	2009

Stock price volatility	40.1%	39.7%
Risk-free interest rate	2.7%	2.8%
Expected life (in years)	7.0	7.0
Expected dividend yield	0.0%	0.0%

Additional information about the Company’s outstanding stock options at December 31, 2010 is as follows:

	Options Outstanding
		Weighted
		Average
		Remaining	Weighted
		Contractual	Average
Range of	Number of	Life	Exercise
Exercise Prices	Shares	(in Years)	Price

$0.01 to $2.50	60,150	2.59	$2.50
$2.51 to $3.50	413,425	5.39	$3.50
$3.51 to $4.50	235,525	1.95	$3.77
$4.51 to $5.00	1,575	1.51	$5.00
$5.01 to $10.00	126,925	3.79	$5.07
$10.01 to $25.00	575	1.60	$15.04
	838,175	3.97	$3.75

Warrants

The activity in the Company’s warrants is as follows:

Exercise Price		Balance,		Balance,				Balance,
per	Warrants	January 1,	Granted	December 31,	Granted	Exercised	Expired	December 31,
Warrant	Expiring	2009	2009 (1)	2009	2010	2010	2010	2010
$3.00	11/30/2014	—	75,000	75,000			—	75,000

______________________

(1)          On November 30, 2009, TWC granted 75,000 five-year warrants to purchase TWC Common Stock at the then market price of $3.00 per share, in connection with the Company’s engagement of a capital markets advisor, Hurricana Capital LLC.  The warrants vest over two-year period, with the first of three equal parts vested immediately upon the grant date, and the remaining parts upon the next succeeding anniversary dates of the grant.  As of December 31, 2010, warrants to purchase 50,000 shares have vested. (See also “Note 8 — Stockholders’ Equity” above).

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

Further, the shareholders of the Company at its Annual Meetings, held in April 2006, May 2007 and May 2009, approved amendments to the 2004 Equity Plan to increase the authorized shares that may be issued under its provisions to a total of 927,270 shares, of which 17,270 remained available for issuance as of December 31, 2010.  Additionally, the amendments provide that option awards will be available for grants to the executive officers and non-employee directors as well as other key employees, except that non-employee directors are eligible to receive only awards of non-qualified stock options.

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

The Company adopted the Deferred Plan with the intention that it shall at all times be characterized as a “top hat” plan of deferred compensation maintained for a select group of management, as described under ERISA Sections 201(2), 301(a)(3) and 401(a)(1).  The Deferred Plan shall at all times satisfy Section 409A of the Code.  Pursuant to a participant’s election, the unfunded Deferred Plan obligations are payable in the form of Common Stock and cash upon the earlier of:   (i) a designated, in-service distribution date which must be a minimum of three years from the year of the first deferral; (ii) separation from service; (iii) disability; (iv) change in control; or (v) death.  A participant’s election form must specify whether the payments will be made by lump sum or by installments, and the number of annual installments (with a minimum of two and a maximum of five installments).

In November 2008, per the recommendation of the Compensation Committee of the Board, the Deferred Plan was amended and restated in order to conform to Section 409A of the Internal Revenue Code.

2010 Profit Sharing Plan

The 2010 Profit Sharing Plan, which supersedes the 2009 Profit Sharing Plan, was approved by the Compensation Committee of the Board on January 22, 2010.

The 2010 Profit Sharing Plan permits designated KMEs to share in the profits of the Company.  The profit sharing pool was calculated based on a graduated scale of the attainment of consolidated year-end net income before taxes versus the annual budget and the maximum sum to be distributed from that pool will be determined annually as a percentage of the aggregate of the annual salaries of the KMEs.  Each KME is required, pursuant to the 2010 Profit Sharing Plan, to defer 40% of his or her annual profit sharing award, if attained, into the Deferred Plan.

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

Changes in Internal Control over Financial Reporting.

As part of our normal operations, we update our internal controls as necessary to accommodate any modifications to our business processes or accounting procedures.  During the fourth quarter of 2010, there were no significant changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management considered the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework.”  Based on this assessment, management believes that, as of December 31, 2010, our internal control over financial reporting was effective.

This annual report does not include an attestation report by our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to permanent exemption to the rules of the Securities and Exchange Commission that permit smaller reporting companies to provide only a management assessment in this annual report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our Board of Directors is responsible for overseeing the management of our business. We keep our directors informed of our business at meetings and through reports and analyses presented to the Board of Directors and committees of the Board. Regular communications between the directors and management also occur apart from meetings of the Board of Directors and committees of the Board. Specifically, from time to time the Board schedules calls with senior management to discuss the Company’s business strategies.  The following table provides information as of February 28, 2011 with respect to each of our directors and Mr. Rami S. Ramadan, our CEO or principal Executive Officer (the “named executive officer”):

Name	Age	Position in the Company	Director Since
Rami S. Ramadan	61	CEO, CFO, President and Director	1999
Julio E. Heurtematte, Jr.(1)	75	Director	1998
Malcolm M.B. Sterrett (1)	68	Director, Chairman	1998
Geoffrey B. Baker (1),(2)	61	Director	1999
Timothy G. Ewing (1)	50	Director	2004

______________________

(1)	Member of each of the Audit (except for Mr. Ewing), Nominating and Compensation Committees.
(2)	Mr. Baker, who was appointed to a fill a vacancy on the Board of Directors on December 22, 1998, resigned from his position on May 13, 1999 and rejoined the Board on August 4, 1999.

Rami S. Ramadan has served as CEO and CFO since July 12, 1999 and President since August 2000. His most recent prior position was Executive Vice President of Finance for the Ian Schrager Hotels from November 1997 to July 1999. Prior to that, Mr. Ramadan held senior financial positions with Hyatt Hotels from January 1994 to November 1997, Euro Disney from October 1990 to December 1993 and Le Meridien Hotels from September 1975 to September 1990.  We believe by virtue of his position as CEO and CFO, Mr. Ramadan can readily share with the Board of Directors any and all matters pertaining to the operation of the Company.

Julio E. Heurtematte, Jr. Mr. Heurtematte is a private investor.  Since 1989 he has also been a consultant, specializing in international projects, trade and investments.  From 1963 to 1989, Mr. Heurtematte served with the Inter-American Development Bank in several capacities, the last as Deputy Manager for Project Analysis.  We believe Mr. Heurtematte’s expertise in financial investments and understanding of compensation matters will enable him to make important contributions to our Board of Directors.

Malcolm M. B. Sterrett. Mr. Sterrett is a private investor. From 1989 to 1993, he was a partner at the law firm of Pepper Hamilton & Scheetz, in Washington, D.C. From 1988 to 1989, he served as General Counsel to the U.S. Department of Health and Human Services and from 1982 to 1988 he was a Commissioner on the U.S. Interstate Commerce Commission. Before that, he was Vice President and General Counsel to the United States

Railway Association and served as Staff Director and Counsel to the U.S. Senate Committee on Commerce, Science and Transportation.  From 1998 to 2006, Mr. Sterrett had served as a member of the board of directors as well as on certain board committees of Telos Corporation (OTC: TLSKP.PK) in Ashburn, Virginia.  We believe Mr. Sterrett’s legal background and valuable experience sitting on other boards will benefit our Board in dealing with diverse corporate matters.

Geoffrey B. Baker.   Mr. Baker is a private investor and since 1983 has been a partner in a private investment firm and a member of various corporate and civic boards. A graduate of Stanford University and Georgetown University Law Center, Mr. Baker previously served as Legislative Director to U.S. Senator Lowell P. Weicker, Jr., and as Professional Staff Member on the U.S. Senate Committee on Commerce, Science and Transportation.  We believe Mr. Baker’s financial expertise and valuable experience sitting on other boards will enable him to make important contribution to our Board of Directors.

Timothy G. Ewing.   Mr. Ewing, a Chartered Financial Analyst, is the managing partner of Ewing & Partners and the manager of Value Partners, Ltd., a private investment partnership formed in 1989, and of the Endurance Partnerships, private investment partnerships formed in 2001.  Mr. Ewing has been a member of the board of directors of Cherokee, Inc. (NASDAQ:  CHKE) in Van Nuys, California since 1997.   In addition, he is the past chairman of the board and serves on the governing board of the Perot Museum of Nature & Science in Dallas, Texas.  He serves on the board of trustees of the Dallas Opera and the Dallas Opera Foundation, the board of trustees of the Baylor Healthcare System Foundation, and the advisory board of the University of Texas at Dallas’ Holocaust Studies Program.  We believe Mr. Ewing’s financial expertise as managing partner of private investment firm, as well as sitting on other boards, will enable him to make important contribution to our Board of Directors.

Information about our Board and its Committees:

Our Board of Directors, which is chaired by Mr. Sterrett in a non-executive role, manages the business and affairs of the Company.  Mr. Sterrett presides over Board meetings and presides at all meetings of our independent directors. Our Board believes that such arrangement works well for us, because all but one of our directors (our Chief Executive Officer) is independent, and our non-executive chairman can cause the independent directors to meet at any time. Therefore, the non-executive chairman can, at any time, bring to the attention of a majority of the directors any matters he thinks should be addressed by the Board and the independent directors can, if they wish, cause the entire Board to meet in order to address matters. In addition, our non-executive chairman does not have any functions that might impair, or appear to impair, his independence.

The Board holds biweekly telephone conference calls and meets in person on an as-needed basis.  The Board has established several committees, described below, which also meet on an as-required basis during the year.  The Board met in person twice and conducted business by written consent six times during the Company’s fiscal year ended December 31, 2010.  No director attended fewer than 75% of the total number of meetings of the Board or meetings of committees of the Board during the year ended December 31, 2010.  While the Company has no policy relating to director attendance at the Company’s annual meeting of shareholders, directors are encouraged to attend.  All of the Company’s directors attended the 2010 annual meeting of shareholders.  None of our directors have been involved in any legal proceedings that are material to an evaluation of the ability or integrity of any director.

As a normal course of  its review of our operations, our Board as a whole continually engages in the practice of identifying areas of risk that particularly affect our Company and assigning senior members of our management to report to the Board on those areas of risk at the regularly scheduled Board meetings. Risk areas are identified by management reports, Board inquiries, Board committee reviews, auditor interviews, news reports and other means by which the potential for risk is brought to the attention of the Board. The areas of risk identified by the Board change from time to time based on business conditions, potential transactions considered by the Board, and on the notice or advice of our outside advisors. Currently, the risk areas reported on to our Board relate to potential transactions, financing matters, goodwill impairment and competition.

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

The Board of Directors has established the following committees:

Audit Committee

Our Audit Committee operates pursuant to the Audit Committee charter, which is available on our website at www.transwc.com or in print to any stockholder who requests a copy, free of charge.  The Audit Committee reviews and approves internal accounting controls, internal audit operations and activities, the Company’s annual report and audited financial statements, the selection and supervision of the Company’s independent auditors, compliance with legal and regulatory requirements, the activities and recommendations of the Company’s independent auditors, material changes in the Company’s accounting procedures, pre-approving all audit and non-audit services provided by our independent auditors, the Company’s policies regarding conflicts of interest and such other matters as may be delegated by the Board.  In addition, one of the responsibilities of the Audit Committee of our Board is to discuss and review policies with respect to risk assessment and risk management, including guidelines and policies governing our risk assessment and risk management processes.

The Audit Committee is composed of Mr. Baker, the Committee’s Chairman, Messrs. Heurtematte, and Sterrett, all non-employee, “independent” directors, with Mr. Heurtematte serving as the “audit committee financial expert.”  Mr. Ewing resigned from the Audit Committee on October 16, 2009.  The committee met twice in person and conferred by telephone conference calls four times in 2010.

Compensation Committee

Our Compensation Committee reviews the performance of, and sets the compensation for, executive officers of the Company and sets the terms of grants of awards under the 2004 Equity Plan and any other equity-based compensation plans adopted by the Company. The Compensation Committee operates pursuant to the Compensation Committee charter, which is available on our website at www.transwc.com or in print to any stockholder who requests a copy, free of charge.

The Compensation Committee, which is composed of Mr. Heurtematte, the Committee’s Chairman, Messrs. Baker, Sterrett and Ewing, met twice in person, and conferred by phone once 2010.

Nominating Committee

Our Nominating Committee operates pursuant to the Nominating Committee charter, which is available on our website at www.transwc.com or in print to any stockholder who requests a copy, free of charge.  The Nominating Committee has the responsibilities set forth in its Charter, including recommending Board nominees, determining the qualifications for such nominees and assisting the Board of Directors in interpreting and applying the Company’s Corporate Governance Guidelines.  The criteria used by the Nominating Committee to determine whether a person would be recommended to the Board of Directors as a potential nominee is set forth in the Nominating Committee’s charter.  The Nominating Committee has not considered racial or ethnic diversity in evaluating possible directors.  It does not believe race or ethnic background is relevant to a person’s qualifications to serve on the Board.  While it recognizes the benefits of diversity of training and experience, it does not believe that race or ethnic background significantly affects a person’s ability to contribute to our Board.

The Nominating Committee is composed of Mr. Ewing, its Chairman, Messrs. Baker, Heurtematte and Sterrett, and met once during 2010.  There were no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors during 2010.

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

Special Situations Private Equity Fund LLP and Special Situations Cayman Fund, LP, (collectively known as “Special Situations Funds”) and Wynnefield Small Cap Value Offshore Fund, Ltd, Wynnefield Partners Small Cap Value LP and Wynnefield Partners Small Cap Value LP1, (collectively known as “Wynnefield Capital”) both participated in the Company’s two private equity placements.  Currently, Special Situations Funds and Wynnefield Capital  hold 23.5% and 16.7%, respectively, of our issued and outstanding Common Stock.  (See also “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”).

We know of no other person or entity who owns 10% or more of the Company’s Common Stock.

Based solely on review of the copies of such forms either filed by us on behalf of our directors and named executive officer, or furnished to us, we believe that all applicable Section 16(a) filing requirements were satisfied by our directors and named executive officer during 2010.

Code of Ethics

Our Board of Directors adopted a Code of Ethics which covers all company executives of TWC and our subsidiaries.  The Code of Ethics requires that senior management avoid conflicts of interest; maintain the confidentiality of information relating to the Company; engage in transactions in the Common Stock only in compliance with applicable laws and regulations and the requirements set forth in the Code of Ethics; and comply with other requirements which are intended to ensure that such officers conduct business in an honest and ethical manner and otherwise act with integrity and in the best interest of TWC.  In March 2010, all of our key management employees and officers reaffirmed, in writing, their commitment to our Code of Ethics. It is our Company’s intention to review and reaffirm our Code of Ethics in year 2013.

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

For 2010, pursuant to the evergreen renewal terms of his July 1, 2005 employment agreement, Mr. Ramadan’s employment was automatically renewed for a one-year term ending December 31, 2011.  The base annual salary for Mr. Ramadan is $450,000.  Base salary is considered in conjunction with the short-term annual bonus component of our executive compensation program.

Bonuses.  In addition to the 2010 Profit Sharing Plan (see “Note 12 - Compensation Plans” of the Notes to the Consolidated Financial Statements, above), a discretionary cash bonus for the named executive officer is determined by the Compensation Committee, on an annual basis, where applicable.  The amount of the bonus is based on the Company’s overall performance as well as an evaluation of the individual’s performance.  In 2009 and 2010, the Compensation Committee granted individual performance awards of $275,000 and $135,000, respectively, to the named executive officer.

Stock Options.  In determining the size of stock option grants to executive officers, our Committee considers the Company’s financial performance against the strategic plan as attributed to executive officers.  In this regard, our Committee granted stock options to Mr. Ramadan, the chief executive officer, on July 1, 2005, as part of his employment contract renewal.  Mr. Ramadan was granted seven-year options, to be vested over a four-year vesting period, to purchase an aggregate total of 175,000 shares of the Company’s Common Stock at the exercise prices ranging from $2.80 at July 1, 2005, incrementally increasing every six months, to a maximum of $4.11 on January 1, 2012.  These said options have all been vested as of December 31, 2010 at the escalated exercise price of $3.76 per share.

On February 4, 2007, Mr. Ramadan was granted seven-year options to purchase 50,000 shares of Common Stock, of which options to purchase 12,500 shares vested immediately, and the balance will vest in three equal parts, over a three-year vesting period, on the anniversary of the date of grant.  The exercise price of these options, vested and unvested, is set at $3.75 per share, the closing market price of the shares on the date of grant.  As of December 31, 2010, these said options to purchase 50,000 shares have all been fully vested.

Further, on October 23, 2007, pursuant to the Company’s 2004 Equity Incentive Plan, as amended (the “2004 Equity Plan”), Mr. Ramadan was granted seven-year options to purchase 125,000 shares of Common Stock, with options to purchase 25,000 shares to be vested immediately, and the balance to be vested in four equal parts, over a four-year vesting period, on the anniversary of the date of grant.  The exercise price of all these options, vested and unvested, is set at $4.85 per share, the closing stock price on October 23, 2007, and escalated to $5.05 on its first anniversary.  On May 26, 2009, the Company’s Board of Directors froze the exercise price at $5.05 for the entire grant.  As of December 31, 2010, options to purchase 100,000 shares have vested.

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

All unvested restricted stock granted hereunder will, automatically and without any further action on the part of Mr. Ramadan or any members of the Compensation Committee, terminate upon the effective date of the termination or expiration of his employment agreement, except that all unvested restricted stock granted thereunder will, automatically and without any further action on the part of any person, vest to Mr. Ramadan upon the closing date of a change of control (as defined in the employment agreement) of the Company. All such vested restricted stock must be converted into cash or securities of the acquiror as required or permitted by the terms and conditions of the change of control documents.  Any extension of the terms of his employment agreement beyond December 31, 2007 will not result in the extension of any stock grant vesting or exercise periods set forth above.  As of December 31, 2010, there were no shares of restricted stock vested.

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

Effect of Compensation Programs on Risk

The Company believes that its compensation policies and practices for its employees are such that they are not likely to create risk that would have a material adverse effect on Trans World Corporation. As described in this Annual Report, the named executive officer of the Company has typically been paid two forms of incentive compensation — an annual bonus and, from time to time, stock options. The bonus is considered a “short-term incentive” and is measured against, among other things, earnings per share, return on equity, cash flow from operations and performance against designated financial targets.  These measures are transparent, subject to review, and verified by audit.  The Company’s “long-term incentives,” typically stock options or restricted stock, are based upon the employee’s past performance in the short term and his ability to affect results directed by the Board, but the value of the incentives is based solely on future stock performance. These factors again, are transparent, subject to review and, with respect to the market value of the stock, not in the control of the officer. In fact, as of the date of this Annual Report, none of the options granted to the named executive officer to date are “in the money.”  In short, the Board of Directors believes that these compensation practices provide little room for manipulation and a relatively low level of risk. To the extent that incentive compensation is utilized for other employees at the Company, consistent practices are followed. This disclosure was reviewed and approved first by chief executive officer/chief financial officer, and then by the Compensation Committee and the Board of Directors.

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

Summary Compensation Table

The following table sets forth a summary of certain information concerning the compensation awarded or paid by our Company or our subsidiaries for services rendered in all capacities during the fiscal years ended December 31, 2010 and 2009 to the Company’s executives, who, with the exception of Mr. Ramadan, are not “named executive officers” of the Company:

Name and Principal Position	Year	Salary	Bonus(1)	Stock Awards	Option Awards(2)	Non- Equity Incentive Plan Compensation(3)	Nonqualified Deferred Compensation Earnings(4)	All Other Compensation(5)	Total
Rami S. Ramadan,	2010	$450,000	$135,000	$—	$98,000	$—	$—	$20,000	$703,000
Chief Executive Officer	2009	$450,000	$275,000		$98,000	$87,000		$21,000	$931,000

Sarah E. Wagner,	2010	$171,000	$40,800		$4,925			$9,900	$226,625
Director of Project Development	2009	$171,000	$158,420		$4,925	$31,500		$9,900	$375,745

Thomas Mähder,	2010	$206,000	$35,300		$4,925			$15,000	$261,225
Managing Director of Operations (6)	2009	$205,100	$89,793		$4,925	$45,500		$15,000	$360,318

(1)                Represents awards based on either personal performance evaluation and, in the case of Mr. Ramadan, also at the discretion of the Company’s Compensation Committee.

(2)                Reflects the amount expensed in accordance with accounting and reporting requirements with respect to the granting of stock options.  For a discussion of the assumptions used to establish the valuation of the stock options, reference is made to Note 2 of the Notes to the Consolidated Financial Statements.  Additional information is also included in the table entitled “Grants of Plan-Based Awards for the Year Ended December 31, 2010.”

(3)                Earned employee award pursuant to the Company’s effective Profit Sharing Plan, 40% of which is deferred into the Deferred Compensation Plan and will be paid out in Common Stock.

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

Equity Compensation Plans

The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors) in effect as of December 31, 2010.

Plan category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders (1)	838,175	$3.75	17,270
Equity compensation plans not approved by security holders (2)
Total	838,175	$3.75	17,270

(1)       Represents all the outstanding options issued under the 2004 Equity Plan and previous equity compensation plans.

(2)       Does not include accruals made under the Company’s Deferred Compensation Plan for directors and qualified employees who may only receive such amounts in shares of the Company’s Common Stock upon elected deferment terms.

The following table sets forth information concerning grants of awards pursuant to plans made to the executives during the year ended December 31, 2010:

Grants of Plan-Based Awards for the Year Ended December 31, 2010

								All Other	All Other		Grant Date
		Estimated Future Payouts			Estimated Future Payouts			Stock Awards:	Option Awards:	Exercise or	Fair Value
		Under Non-Equity Incentive			Under Incentive			Number of	Number of	Base Price	of Stock
		Plan Awards (1)			Plan Awards			Shares of	Securities	of Option	and Option
	Grant	Threshold	Target (1)	Maximum (2)	Threshold	Target	Maximum	Stock/Units	Underlying Options	Awards	Awards
Name	Date	$000	$000	$000	#	#	#	#	#	($/Sh)	($/Sh)

Rami S. Ramadan	2010	$56	$—	$226	N/A	N/A	N/A	—	—	$—	$—

Sarah E. Wagner	2010	$22		$86

Thomas Mähder	2010	$25		$99

(1)          Pursuant to the named executive officer and the other listed executives’ participation in the 2010 Profit Sharing Plan.

(2)          No target amounts were established for any of the executives with regards to fiscal year 2010.

A summary description of our Company’s equity compensation plans are found at “Note 13 — Compensation Plans” of the Notes to the Consolidated Financial Statements.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding equity awards held by the named executives as of December 31, 2010:

	Option Awards						Stock Awards				Equity Incentive Plan Awards
	Number of Securities Underlying Unexercised Options			Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned	Option Exercise	Option Expiration	Number of Shares or Units of Stock That Have Not		Market Value of Shares or Units of Stock That Have Not		Number of Unearned Shares, Units of Stock, or Other Rights That Have Not	Market Value of Shares, Units of Stock, or Other Rights That Have Not
Name	Exercisable		Unexercisable	Options	Price	Date	Vested		Vested		Vested	Vested
Rami S.	100,000	(1)	25,000		$5.05	10/23/14	75,000	(2)	$187,500	(3)	—	$—
Ramadan	50,000	(4)			$3.75	02/04/14
	175,000	(5)			$3.76	06/30/12
	1,500	(6)			$3.30	07/12/14
	1,500	(6)			$6.00	07/12/13
	1,500	(6)			$5.00	07/12/12
Sarah E.	30,000	(7)	30,000		$3.50	05/26/16
Wagner	10,000	(7)			$2.50	08/02/13
	300	(7)			$3.00	01/01/14
Thomas C.	7,500	(8)	2,500		$4.10	01/04/15
Mähder	22,500	(8)	22,500		$3.50	05/26/16

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

(3)                     Based upon the fair market value represented by the reported closing price on the over-the-counter bulletin board of $2.50 per share for the Company’s Common Stock as of December 31, 2010.

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

(7)                     On May 26, 2009, Ms. Wagner was granted seven-year options to purchase 60,000 shares of Common Stock, of which options to purchase 15,000 shares vested immediately, and the balance to be vested in equal parts, over a three-year vesting period, on the anniversary of the date of grant.  The exercise price of these options was set at $3.50 per share, the market closing price at the date of grant.  As of December 31, 2010, options to purchase an aggregate of 10,300 shares of Common Stock have already vested.

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

Option Exercises and Stock Vested

No stock options were exercised and no shares of restricted stock vested for the named executive officer or for the other executives in 2010.

Nonqualified Deferred Compensation

Neither the named executive officer nor the other executives earned any nonqualified deferred compensation in 2010.

Employment and Change of Control Agreements

We extended the employment agreement with Mr. Ramadan in 2010, pursuant to which the Company agreed to employ Mr. Ramadan as President, Chief Executive Officer and Chief Financial Officer for another year ending on December 31, 2011.  For additional information, see “Compensation Discussion and Analysis - Employment/Severance Agreements” below.

Our Company, as part of an employment agreement renewal, amended the change of control agreement with Mr. Ramadan.  See “Compensation Discussion and Analysis — Additional Components of Executive Compensation” above.

Potential Payments upon Termination of Employment or a Change in Control

The following table describes the potential payments to Mr. Ramadan, the named executive officer, upon an assumed termination of employment or a change in control as of December 31, 2010:

Payments and Benefits	Voluntary Termination	Termination for Cause	Involuntary Termination Without Cause or Termination by the Executive for Good Reason With a Change in Control	Material Breach of Agreement by Company	Death or Disability

Accrued vacation pay (a)	$7,000	$7,000	$7,000	$7,000	$7,000

Accrued sick pay (b)	10,000	10,000	10,000	10,000	10,000

Severance payments and benefits: (c)

Cash severance (d)			450,000	450,000

Medical and dental benefits (e)			25,000	25,000

Equity awards:

Vested stock options and restricted stock awards (f)

Unvested stock options and restricted stock awards (g)			187,500

Total payments and benefits	$17,000	$17,000	$679,500	$492,000	$17,000

(a)          Represents a total of four days of accrued and unused vacation time due to Mr. Ramadan as of December 31, 2010.

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

(e)          Represents the estimated present value cost of providing continued medical and dental coverage to Mr. Ramadan for an assumed period ending at the earlier of (i) the date he is entitled to receive substantially similar benefits from a subsequent employer, or (ii) 12 months from the employment termination date.  The estimated costs assume the current insurance premiums and other costs for 12 months from December 31, 2010.

(f)            All vested stock options and restricted stock awards are exercisable as set forth in Mr. Ramadan’s employment agreement or the plans under which they were granted, except upon a change in control, in which case, they must be surrendered, or otherwise converted into cash or securities of the acquirer, or exercised as required, or permitted by the terms and conditions of the change in control documents.  The vested stock options were “under water,” based on the December 31, 2010 reported closing price of the Company’s Common Stock of $2.50 per share and no shares of the restricted stock had vested as such date.

(g)         All unvested stock options and unvested restricted stocks will terminate upon the termination or expiration of the employment agreement except upon a change of control in which case they will vest on the closing date of change of control. The unvested stock options would be “under water,” based on the December 31, 2010 reported closing price of the Company’s Common Stock of $2.50 per share, while the restricted stock would be worth approximately $187,500.

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

The following table sets forth information concerning compensation paid or accrued by our Company to each member of the Board of Directors during the year ended December 31, 2010.  As an employee-director, Mr. Ramadan received no compensation for his board and committee memberships.   His compensation is fully reported in the Summary Compensation Table above.

Name	Fees Earned or Paid in Cash(1)	Stock Awards	Option Awards(2)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Geoffrey B. Baker	$35,000	$—	$—	$—	$—	$—	$35,000

Timothy G. Ewing	$30,000						$30,000

Julio E. Heurtematte, Jr.	$35,000						$35,000

Malcolm M.B. Sterrett	$37,500						$37,500

(1)          Includes payment of directors’ retainer fees for service on the Board of the Company.  Also includes the payment of fees for service as chairman of a Board committee.  Pursuant to the Company’s adoption of the Deferred Compensation Plan in June 2006, each director elected to defer a portion of his quarterly retainer, which, for the year ended December 31, 2010, was $2,500 each for Mr. Baker, Mr. Ewing, Mr. Heurtematte and Mr. Sterrett, respectively.  Furthermore, Mr. Sterrett receives an additional $2,500 as remuneration for being the Chairman of the Board of Directors.  Mr. Ewing resigned from the Audit Committee on October 16, 2009.

(2)          Reflects the amount, if any, expensed in accordance with accounting and reporting requirements during fiscal 2010 with respect to the grants of stock options.  Until its termination in June 30, 2006, each non-employee director was granted, on a quarterly basis, non-qualified options to purchase 25 shares of Common Stock, which were fully vested on the dates of grant, and at the closing market price of the date of grant.  For a discussion of the assumptions used to establish the valuation of the stock options, reference is made to Note 12 of the “Notes to the Consolidated Financial Statements” of the Company included elsewhere here.

Employment/Severance Agreements

On December 31, 2010, our Company extended Mr. Ramadan’s employment agreement, originally dated July 1, 2005, pursuant to which we agreed to employ him as President, Chief Executive Officer and Chief Financial Officer for a renewable term of one year, ending December 31, 2011, with a current base annual salary of $450,000.  Mr. Ramadan will continue to be eligible to participate in the 2004 Equity Plan and any present or future employee benefit plans, including the 2010 Profit Sharing Plan and the Deferred Compensation Plan. He will also be reimbursed for reasonable travel and out-of-pocket expenses necessarily incurred in the performance of his duties.

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

In the event the employment agreement is terminated without cause, or if he terminates his employment agreement after a change in control for good reason, as defined in the agreement, Mr. Ramadan will receive one year’s salary.  The agreement is also subject to numerous termination provisions in the event of death, disability, discharge for cause, and material breach thereof.  In addition, if our Company terminates the agreement without cause, materially breaches the employment agreement and does not cure such breach, or if Mr. Ramadan terminates the employment agreement after a change in control for good reason, we will continue to provide Mr. Ramadan with his medical insurance benefits then in effect until the date of the earlier of the commencement of his full time employment with another employer, or the first anniversary date of the termination date of the employment agreement.  Further, the employment agreement provides that unless either the Company or Mr. Ramadan notifies the other of its/his intent not to extend the term on or prior to September 30, 2010 or on or prior to each September 30th thereafter, then the term will be automatically extended for a period of one year to the next December 31st.  Accordingly, the term of Mr. Ramadan’s employment agreement was, as of October 1, 2010, automatically extended to December 31, 2011.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our Common Stock as of February 28, 2011 (the “Calculation Date”), unless otherwise noted, (a) by each shareholder who is known by the Company to own beneficially more than 5.0% of the outstanding Common Stock, (b) by each director, (c) by each “named executive officer” in the Summary Compensation Table above and by all named executive officers and directors as a group. Unless otherwise noted, each of the shareholders listed in the table or included within a group listed in the table possesses sole voting and investment power with respect to the shares indicated, subject to community property laws where applicable. The business address for each director and officer of our Company is 545 Fifth Avenue, Suite 940, New York, New York 10017.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned (1)	Percentage of Ownership (1)
Value Partners, Ltd. (2)	3,326,679	37.6%
Special Situations Funds (3)	2,081,008	23.5
Wynnefield Funds (4)	1,483,548	16.7
SC Fundamental Funds (5)	468,735	5.3
Rami S. Ramadan (6)	445,106	4.8
Julio E. Heurtematte, Jr. (7)	28,212	*
Malcolm M.B. Sterrett (8)	28,212	*
Geoffrey B. Baker (9)	28,212	*
Timothy G. Ewing (10)	3,343,970	37.6
All directors and the executive officer as a group (5 persons) (11)	3,873,712	41.5%

*              Less than 1% of the issued and outstanding shares of the Company’s Common Stock.

(1)         The percentage of outstanding shares is based on 8,871,640 shares outstanding as of February 28, 2011 and, for certain individuals and entities, on reports filed with the SEC or on information provided directly to our Company by such individuals or entities. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from February 28, 2011 upon the exercise of options and warrants, and the issuance of restricted stock and deferred compensation stock. Each beneficial owner’s percentage ownership is determined by assuming that options and warrants, and the issuance of restricted stock and deferred compensation stock that are held by such person (but not those held by any other person) are exercisable within 60 days from February 28, 2011 have been exercised. Included are shares of Common Stock issuable upon the exercise of options, warrants, restricted stock and deferred compensation stock.

(2)         Value Partners, Ltd. is a Texas limited partnership, managed by Ewing & Partners, whose business address is 4514 Cole Avenue, Suite 740, Dallas, Texas 75205. Mr. Timothy G. Ewing, a director of TWC, is the controlling person of Value Partners, Ltd.

(3)         AWM Investment Company, Inc. (“AWM”), whose address is 527 Madison Avenue, Suite 2600, New York, New York 10022, is the general partner of and investment adviser to the Special Situations Cayman Fund, L.P. (“SSCF”) and the investment adviser to the Special Situations Private Equity Fund, L.P. (“SSPEF”).  Austin W. Marxe and David M. Greenhouse are the principal owners of AWM.  Through their control of AWM, Messrs. Marxe and Greenhouse share voting and investment control over the portfolio securities of SSCF and SSPEF (collectively referred to as “Special Situations Funds”).  SSPEF beneficially owns 1,192,908 shares of Common Stock, of which 1,114,500 were acquired as a result of their participation in the Company’s two private placements, while SSCF beneficially owns 888,100 shares of Common Stock, of which 886,100 were acquired in the same capital raises.

(4)         Wynnefield Partners Small Cap Value LP and Wynnefield Partners Small Cap Value LP I are managed by Wynnefield Capital Management, LLC, while Wynnefield Small Cap Value Offshore Fund, Ltd is managed by Wynnefield Capital, Inc..  Wynnefield Capital Management, LLC (“WCM”) and Wynnefield Capital, Inc. (“WCI”) are private investment firms, whose same address is 450 Seventh Avenue, Suite 509, New York, New York 10123.  Nelson Obus and Joshua Landes share voting and investment control over the portfolio securities of WCM and WCI.  In addition, Mr. Obus beneficially owns Channel Partnership II, LP., thereby controlling in aggregate 1,483,548 shares of the Company’s Common Stock, while Mr. Landes controls 1,476,248 shares of Common Stock.  Of the beneficial ownership total, 1,335,353 of these said shares were acquired as a result of their participation in TWC’s two private placements.  Currently, Wynnefield Small Cap Value Offshore Fund, Ltd. beneficially owns 364,248 shares of Common Stock; Wynnefield Partners Small Cap Value LP

beneficially owns 461,500 shares of Common Stock; Wynnefield Partners Small Cap Value LP I beneficially owns 650,500 shares of Common Stock; and Channel Partnership II LP beneficially owns 7,300 shares of Common Stock.

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

(6)         Consists of 7,500 shares of Common Stock, 354,500 shares subject to incentive stock options granted to Mr. Ramadan, of which 329,500 have vested, 8,106 shares issuable under the Deferred Compensation Plan, plus 75,000 shares of restricted stock, none of which have vested. (See “Item 11.  Executive Compensation,” above.)

(7)         Includes 24,029 shares of Common Stock; 20 shares of Common Stock subject to non-qualified ten-year options granted under the Company’s 1999 Non-Employee Director Stock Option Plan (the “1999 Director Plan”) (which was subsequently merged into the 2004 Equity Plan) at the end of each calendar quarter ended March 31, 1999 through June 30, 2000; and 25 shares of Common Stock subject to non-qualified ten-year options granted under the 1999 Director Plan at the end of each calendar quarter ended September 30, 2000 through June 30, 2006, all of which were fully vested on the dates of grant.   Effective the quarter ended September 30, 2006, as part of Mr. Heurtematte’s participation in the Company’s Deferred Compensation Plan, quarterly option grants were terminated for members of the Board of Directors in lieu of a nominal increase in the annual retainer, of which a minimum of 25% is allocated to the Deferred Compensation Plan.  Mr. Heurtematte also has 3,658 shares issuable under the Deferred Compensation Plan, for which he annually contributed a portion of his retainer fees.

(8)         Includes 24,029 shares of Common Stock; 20 shares of Common Stock, subject to non-qualified ten-year options, granted under the 1999 Director Plan (which was subsequently merged into the 2004 Equity Plan) at the end of each calendar quarter ended since March 31, 1999 through June 30, 2000; and 25 shares of Common Stock subject to non-qualified ten-year options granted under the 1999 Director Plan at the end of each calendar quarter ended September 30, 2000 through June 30, 2006, all of which were fully vested on the dates of grant.  Effective the quarter ended September 30, 2006, as part of Mr. Sterrett’s participation in the Company’s Deferred Compensation Plan, quarterly option grants were terminated for members of the Board of Directors in lieu of a nominal increase in the annual retainer, of which a minimum of 25% is allocated to the Deferred Compensation Plan.  Mr. Sterrett also has 3,658 shares issuable under the Deferred Compensation Plan, for which he annually contributed a portion of his retainer fees.

(9)         Includes 24,029 shares of Common Stock; 20 shares of Common Stock, subject to non-qualified options, granted under the 1999 Director Plan (which was subsequently merged into the 2004 Equity Plan) for the calendar quarter ended March 31, 1999; 20 shares of Common Stock subject to non-qualified ten-year options granted under the 1999 Director Plan at the end of each quarter ended since September 30, 1999 through June 30, 2000; and 25 shares of Common Stock subject to non-qualified ten-year options granted under the 1999 Director Plan at the end of each calendar quarter ended September 30, 2000 through June 30, 2006, all of which were fully vested on the dates of grant.  Effective the quarter ended September 30, 2006, as part of Mr. Baker’s participation in the Company’s Deferred Compensation Plan, quarterly option grants were terminated for members of the Board of Directors in lieu of a nominal increase in the annual retainer, of which a minimum of 25% is allocated to the Deferred Compensation Plan.  Mr. Baker also has 3,658 shares issuable under the Deferred Compensation Plan, for which he annually contributed a portion of his retainer fees.

(10)   Mr. Timothy G. Ewing is the managing partner of Ewing & Partners, which manages Value Partners, Ltd.  His beneficial ownership includes 3,326,679 shares of Common Stock, held by Value Partners, Ltd. (See also Note (2) above).  Effective the quarter ended September 30, 2006, as part of Mr. Ewing’s participation in the Company’s Deferred Compensation Plan, quarterly option grants were terminated for members of the Board of Directors in lieu of a nominal increase in the annual retainer, of which a minimum of 25% is allocated to the Deferred Compensation Plan.  In addition to his beneficial ownership of Value Partners, Mr. Ewing also has 17,291 shares issuable under the Deferred Compensation Plan, for which he annually contributed a portion of his retainer fees.

(11)   See Notes (6), (7), (8), (9) and (10) above.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

With respect to the determination of director independence, please see Part III, Item 10. Directors, Executive Officers and Corporate Governance — “Information about our Board and its Committees.”

The Company did not engage in any transactions during 2010, and has no plans to engage in any transactions during 2011, in excess of $120,000 in which any director, executive officer or shareholder owning 5% or more of the Common Stock (a “5% shareholder”) of the Company or any immediate family member of any director, executive officer or 5% shareholder of the Company had or has a direct or indirect material interest.

Item 14.  Principal Accountant Fees and Services.

Rothstein, Kass & Co., P.C., our principal independent accountants, provided audit and non-audit services to the Company in 2010 and 2009, which are described below.  We have been advised by Rothstein, Kass & Co., P.C. that neither that firm nor any of its associates has any relationship with our Company or its subsidiaries other than the usual relationship that exists between independent accountants and clients.

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

The following table shows the fees that were billed to the Company by Rothstein, Kass & Co., P.C. for professional services rendered for the fiscal years ended December 31, 2010 and December 31, 2009.

Fee Category	2010	2009
Audit fees	$195,000	$190,000
Audit-related fees	20,500	10,000
Tax fees	40,000	35,000
All other fees
Total fees	$255,500	$235,000

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)           Exhibits

Reference is made to the Exhibit Index hereinafter contained.

A copy of any exhibits listed or referred to herein will be furnished at a reasonable cost to any person who was a shareholder of our Company as of February 28, 2011, upon written request from any such person. Requests should be sent to: Jill A. Yarussi, Corporate Secretary, Trans World Corporation, 545 Fifth Avenue, Suite 940, New York, New York 10017.

TRANS WORLD CORPORATION

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2010

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

Dated: March 14, 2011
	By:	/s/ Rami S. Ramadan
Rami S. Ramadan
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant on March 14, 2011 in the capacities indicated.

Signature and Title

/s/ Rami S. Ramadan
Director, President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)

/s/ Geoffrey B. Baker
Director

/s/ Timothy G. Ewing
Director

/s/ Julio E. Heurtematte, Jr.
Director

/s/ Malcolm M.B. Sterrett
Director and Chairman of the Board