Form 10-Q
period 2011-03-31
TRANS WORLD CORP
filed 2011-05-09
CIK 914577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of outstanding shares of the registrant’s common stock as of May 6, 2011 was 8,871,640.

TRANS WORLD CORPORATION AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2011

INDEX

PART 1 — FINANCIAL INFORMATION

i

ITEM 1.                  FINANCIAL STATEMENTS

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2011 and December 31, 2010

(in thousands, except for share data)

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$4,238	$2,621
Prepaid expenses	946	960
Notes receivable, current portion	412	387
Other current assets	339	295

Total current assets	5,935	4,263

PROPERTY AND EQUIPMENT, less accumulated depreciation of of $12,350 and $10,749, respectively	38,631	35,746

OTHER ASSETS:
Goodwill	6,980	6,365
Notes receivable, less current portion	1,046	934
Deposits and other assets	3,309	3,036

Total other assets	11,335	10,335

	$55,901	$50,344

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Long-term debt, current maturities	$1,799	$1,640
Capital lease, current portion	40	43
Accounts payable	827	889
Interest payable	94	66
Czech tax accrual	5,188	3,955
Accrued expenses and other current liabilities	1,585	1,448

Total current liabilities	9,533	8,041

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	6,451	6,314
Capital lease, less current portion	80	57

Total long-term liabilities	6,531	6,371

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 4,000,000 shares authorized, none issued
Common stock, $0.001 par value, 20,000,000 shares authorized, 8,871,640 shares, issued and outstanding, respectively	9	9
Additional paid-in capital	52,016	51,975
Accumulated other comprehensive income	11,038	7,545
Accumulated deficit	(23,226)	(23,597)

Total stockholders’ equity	39,837	35,932

	$55,901	$50,344

See accompanying notes to condensed consolidated interim financial statements.

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

Three Months Ended March 31, 2011 and 2010

(in thousands, except for share data)

	Three Months Ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)

REVENUES	$8,705	$8,631

COSTS AND EXPENSES:
Cost of revenues	4,770	4,681
Depreciation and amortization	563	511
Selling, general and administrative	2,893	2,976

	8,226	8,168

INCOME FROM OPERATIONS	479	463

OTHER EXPENSE:

Interest expense, net	(107)	(176)

NET INCOME	372	287

Other comprehensive income (loss), foreign currency translation adjustments, net of tax	3,493	(882)

TOTAL COMPREHENSIVE INCOME (LOSS)	$3,865	$(595)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	8,871,640	8,871,640
Diluted	8,922,036	8,962,164

EARNINGS PER COMMON SHARE:
Basic	$0.04	$0.03
Diluted	$0.04	$0.03

See accompanying notes to condensed consolidated interim financial statements.

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2011 and 2010

(in thousands)

	Three Months Ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$372	$287
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	563	511
Stock options expense	35	59
Warrants issued for services	4	4
Deferred compensation to be paid as stock	3	3
Changes in operating assets and liabilities:
Prepaid expenses and other current assets
Deposits and other assets	283	(10)
Accounts payable	(162)	(372)
Interest payable	—	39
Czech tax accrual	828	610
Accrued expenses and other current liabilities	26	(205)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,952	926

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(135)	(78)
Investment into Hotel Savannah and the Spa	(28)	(30)
NET CASH USED IN INVESTING ACTIVITIES	(163)	(108)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	1,177
Proceeds from IMT loan		1,315
Principal payments of long-term debt	(1,600)	(403)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(423)	912

EFFECT OF EXCHANGE RATE CHANGES ON CASH	251	(55)

NET INCREASE IN CASH	1,617	1,675

CASH:
Beginning of period	2,621	2,582

End of period	$4,238	$4,257

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$106	$138

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired via accounts payable	$142	$2

See accompanying notes to condensed consolidated interim financial statements.

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(in thousands, except for share data)

1.              Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated interim financial statements of Trans World Corporation and Subsidiaries (collectively, the “Company,” “TWC,” “we,” “our” or “us”) as of March 31, 2011 and December 31, 2010 and for the three months ended March 31, 2011 and 2010 reflect all adjustments of a normal and recurring nature to fairly present the consolidated financial position, results of operations and cash flows for the interim periods.  The financial statements of all foreign subsidiaries consolidated herein have been converted in accordance with accounting principles generally accepted in the United States of America (“US GAAP” or “GAAP”) for financial presentation purposes.  All significant intercompany transactions and account balances have been eliminated in consolidation.  These unaudited condensed consolidated interim financial statements have been prepared by the Company according to the instructions of Form 10-Q and pursuant to the U.S. Securities and Exchange Commission’s (“SEC”) accounting and reporting requirements under Regulations S-X and S-K.  Pursuant to these instructions, certain financial information and footnote disclosures normally included in such consolidated financial statements have been condensed or omitted.

In management’s opinion, all adjustments considered necessary for fair presentation of financial position, results of operations and cash flows of the Company have been included.  These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results that may occur for the year ending December 31, 2011.

The condensed consolidated balance sheet as of December 31, 2010 was derived from the Company’s audited financial statements but does not include all disclosures required by US GAAP.  All monetary amounts set forth in these financial statements and corresponding “Notes to Condensed Consolidated Interim Financial Statements are in United States dollars (“USD” or “$”) and in thousands unless otherwise stated herein.

2.              Commitments and Contingencies

Lease Obligations - The Company is obligated under several operating leases expiring through 2018.  Future aggregate minimum annual rental payments under all of these leases for the next five years are as follows:

Twelve Months Ending March 31,
2012	$123
2013	$119
2014	$121
2015	$122
2016	$41

Rent expense under these operating leases was approximately $31 and $20 for the three months ended March 31, 2011 and 2010, respectively.

The Company is also obligated under certain five-year, slot equipment operating leases, the projected costs of which are not included in the table above due to fluctuating inventory, expiring in 2011 and 2012, which provide for a monthly fixed rental fee per slot machine, and an option for replacement to a different/newer machine during the term of the lease.  In the first quarter of 2011, the Company’s slot lease expenses were approximately $634 versus $580 in the comparable period in 2010, an increase of $54 due mainly to the retirement of 12 owned slot machines in favor of 12 new leased slot machines.

Employment Agreements - The Company’s July 1, 2005 employment agreement with its Chief Executive Officer (“CEO”), Mr. Rami S. Ramadan, absent the intervention of either party by September 30th of each year, will renew automatically for another calendar year, currently ending December 31, 2011.  In addition to a perpetually renewable employment term of one year absent the intervention of either party, the agreement provides for annual compensation, plus participation in the Company’s benefits programs and equity incentive plans.  As of March 31, 2011, approximately $338 of annual base compensation remains payable in 2011.

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

Notes Receivable - In connection with the TWC’s management of the Grand Casino Lav, on January 10, 2007, the Company extended three Euro-denominated loans totaling EUR 967, or $1,400, to Grand Hotel Lav, d.o.o., the owner of the Grand Casino Lav and Nightclub. In light of the slower than expected growth of the operation and the cash flow management challenges experienced during the low seasons by the Grand Hotel Lav, d.o.o. (“GHL”), in December 2009, TWC agreed to a proposal from the owners of Grand Casino Lav to consolidate the three outstanding loans and accrued interest and penalties into a single, three-year, 3.55% per annum interest, term loan (the “Replacement Loan”), to be effective January 1, 2010, excluding accrued management fees. The Replacement Loan principal amount was approximately EUR 875, or approximately $1,160. Principal payments associated with the loan were deferred in 2010. Monthly payments for the Replacement Loan commenced May 31, 2010 (with a four-month, interest-free grace period) and continued through October 2010. In December 2010, TWC acquiesced to GHL’s request to defer additional installments for three months due to a seasonal drop in business. In addition to liens on gaming equipment, the Replacement Loan is secured by nine legally-binding receivable (demand) notes, which can be presented at any time to the owner’s bank for the satisfaction of the Replacement Loan. In the event of a sale of the business, the Replacement Loan would be transferred to the new owner. TWC management believes the loan is fully collectible.

Advance Receivable - In August 2009, in pursuit of obtaining a gaming license in Hungary, TWC partnered with Vigotop Limited, a Cyprus-based company, to form a Hungarian company, KC Bidding Kft. (“KCB”), in which TWC became holder of a 25% equity interest. Subsequently, TWC extended KCB a three-year, 1.0% interest per annum loan of approximately EUR 930 (or about $1,300) to form a Hungarian license concession company, SDI Europe Kft. (“SDI”), for the purpose of eventually operating the Class I casino in Hungary. SDI is a wholly-owned subsidiary of KCB. Through SDI’s intermediary, IMT LLC, a Delaware-incorporated company, TWC received a three-year, 2.1505% interest per annum loan of approximately $1,200. TWC expects the full lump sum repayment of the loan, upon maturity, from KCB, to offset its outstanding loan with IMT LLC. TWC management believes the loan to KCB is fully collectible. In the event KCB defaults in its repayment obligation to ACC with respect to the above mentioned loan, IMT will cancel the loan obligation from ACC to IMT and ACC will no longer be obligated to pay off the loan balance of approximately EUR 930, or $1,200. In November 2010, the loan agreement between ACC and KCB was amended to change the maturity date to January 31, 2016 from December 31, 2012 and to establish an interest rate of 1.0% from January 1, 2012 through the new maturity date of the loan. On March 5, 2011, the loan agreement between IMT and ACC was amended to change the maturity date to February 21, 2016 from January 31, 2013, and to establish an interest rate of 1.0% from January 1, 2012 through the new maturity date of the loan.

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

On April 26, 2011, KCB received a court summons for a hearing, which is scheduled for January 17, 2012.  KCB’s attorneys are drafting a statement of defense for this hearing.

In its letters and statement of defense, KCB is accusing the Hungarian government of acting in bad faith and is prepared to take the necessary legal actions should it be required.  KCB’s attorneys have indicated to KCB their belief that KCB has a strong legal case against the MOE. Notwithstanding the foregoing, litigation results are never predictable. Further, by virtue of an existing agreement between Vigotop and TWC, all costs associated with obtaining the casino license will be borne by Vigotop. In the opinion of management, after consultation with legal counsel, the amount of ultimate liability with respect to these actions will not materially affect the Company’s consolidated financial statements and/or results of operations.

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

Legal Proceedings - The Company is often subject to various contingencies, the resolutions of which, its management believes, will not have a material adverse effect on the Company’s consolidated financial position or results of operations.  TWC was not involved in any material litigation during the quarter ended March 31, 2011, or through the date of this filing.

3.              Liquidity

As of March 31, 2011, the Company had a working capital deficit of approximately $3,598, a decrease in the deficit of $180 compared to the working capital deficit of $3,778 at December 31, 2010.  This deficit reduction for the three months ended March 31, 2011 was primarily due to the positive net income earned.

As of March 31, 2011, the Company had fully drawn down its credit facility’s limit of CZK 35,000.  The Company was in full compliance with the credit facility’s financial covenants.

The Company’s management believes that its cash resources at March 31, 2011, in addition to the anticipated cash to be provided by existing operations, will be sufficient to satisfy its accounts payable and other current obligations and fund its operating activities for the next twelve months.  However, should cash from operations be insufficient to cover the above objectives, the Company may seek to raise additional debt and/or equity capital in order to fund its current liabilities, operations and growth strategies.  There is no guarantee that such funds will be available to TWC at favorable terms or at all, in which case the Company may decide to reduce its operations and its development plans.

4.              Summary of Selected Significant Accounting Policies

(a)          Revenue recognition - The Company complies with requirements of GAAP for revenue recognition in financial statements.  Casino revenue is defined as the net win from gaming activities, which is the difference between gaming wagers and the amount paid out to patrons, and is recognized on the day it is earned.  Revenues generated from ancillary services, including lodging, sales of food, beverage, cigarettes, and casino logo merchandise are recognized at the time the related services are performed and represent, in the aggregate, less than three percent of total revenues.

(b)         Earnings per share - The Company complies with GAAP accounting and disclosure requirements regarding earnings per share.  Basic earnings (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per common share incorporate the dilutive effect of common stock equivalents on an average basis during the period.  The Company’s common stock equivalents currently include stock options, warrants and deferred compensation stock.  Thus, unexercised stock options to purchase 838,100 and 838,585 shares as of March 31, 2011 and March 31, 2010, respectively were included in the computation of diluted earnings per common share, if such unexercised stock options were “in-the-money” and vested.  Warrants to purchase 75,000 shares were also included, if they were “in-the-money” and vested.  In addition, 78,551 and 46,414 issuable shares, as of March 31, 2011 and March 31, 2010, respectively, under the Company’s Deferred Compensation Plan were also included in the computation.

A table illustrating the impact of dilution on earnings per share is presented below:

	(UNAUDITED)
	For the Three Months Ended
(amounts in thousands, except for	March 31,
share information)	2011	2010
Basic Earnings Per Share:
Net earnings	$372	$287

Weighted average common shares	8,871,640	8,871,640

Basic earnings per share	$0.04	$0.03

Diluted Earnings Per Share:
Net earnings	$372	$287

Weighted average common shares	8,871,640	8,871,640

Addition due to the effect of dilutive securities:
Stock options and warrants (1)	110	44,110
Stock issuable under the Deferred Compensation Plan	50,286	46,414

Dilutive potential common shares	8,922,036	8,962,164

Diluted earnings per share	$0.04	$0.03

(1) per the treasury stock method.

(c)          Goodwill - Goodwill represents the excess of the cost of the Company’s Czech subsidiaries over the fair value of their net assets at the date of acquisition, which consisted of the Ceska and Rozvadov casinos and the land in Hate (currently, the Route 59 Casino).  Goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test.  The Company has allocated the goodwill over two reporting units that are components of the operating segment “Czech subsidiaries” and are classified as the “German reporting unit” which consists of the Ceska and Rozvadov casinos and the “Austrian reporting unit” which consists of the Route 55 and Route 59 casinos and the Hotel Savannah.  The impairment assessment requires the Company to compare the fair value of its two reporting units to their respective carrying values to determine whether there is an indication that an impairment exists.  The fair value of the two reporting units were determined through a combination of recent appraisals of the Company’s real property and a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”), which was based on the Company’s experience and data from independent, third parties.  As required, the Company performed its required annual fair-value based testing of the carrying value of goodwill related to its two reporting units at September 30, 2010, and determined that goodwill was not impaired.  The Company will perform its required annual assessment of goodwill during the third quarter of 2011.  There were no indicators of impairment present during the interim periods following the testing date, therefore the Company determined that there was no impairment of goodwill at March 31, 2011.

(d)         Property and Equipment - Property and equipment is stated at cost less accumulated depreciation and amortization.  TWC capitalizes the cost of improvements that extend the life of the asset and expenses maintenance and repair costs as incurred.  The Company provides for depreciation and amortization using the straight-line method over the following estimated useful lives:

Asset	Estimated Useful Life

Building and improvements	5-50 years
Gaming equipment	4-12 years
Furniture, fixtures and other equipment	4-12 years

At March 31, 2011 and December 31, 2010, land, property and equipment consisted of the following:

	As of March 31, 2011	As of December 31, 2010
	(unaudited)
Land	$2,863	$2,610
Building and improvements	34,087	29,898
Furniture, fixtures and other equipment	14,031	13,987

	50,981	46,495
Less accumulated depreciation and amortization	(12,350)	(10,749)

	$38,631	$35,746

(e)          Impairment for long-lived assets - The Company adheres to GAAP for the impairment on disposal of long-lived assets and periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may be recoverable.  If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived assets, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists.  If an asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value. An estimate of the asset’s fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. The Company reports an asset to be disposed of at the lower of its carrying value or its estimated net realizable market value. There were no impairment losses for long-lived assets recorded for the three months ending March 31, 2011.

(f)            Foreign currency translation - The Company complies with GAAP requirements for foreign currency translation, where for foreign subsidiaries whose functional currency is the local foreign currency, balance sheet accounts and cash flows are translated at exchange rates in effect at the end of each reporting period and resulting translation adjustments are included in “accumulated other comprehensive income.”  Statement of operations accounts are translated by applying the monthly averages of the daily exchange rates of one (1) US dollar (“USD”) to the Czech Koruna (“CZK”) on the respective monthly local Czech statement of operations accounts for the period.

The impact of foreign currency translation on goodwill is presented below:

	Applicable	Goodwill
	Foreign Exchange	German		Austrian
As of March 31, 2011 (in thousands, except FX)	Rate (“FX”) (2)	reporting unit		reporting unit		Total

Residual balance, as of January 1, 2003 (in USD) (1)		USD	3,042	USD	537	USD	3,579

USD residual balance, translated at June 30, 1998 (date of acquisition) FX rate of:	33.8830	CZK	103,077	CZK	18,190	CZK	121,267

2003 CZK balance, translated to USD, at March 31, 2011 FX of:	17.3731	USD	5,933	USD	1,047	USD	6,980

Net increase to Goodwill (adjustment made to Translation Adjustment in consolidation):		USD	2,891	USD	510	USD	3,401

(1)          Goodwill was amortized over 15 years until the Company started to comply with GAAP requirements, as of January 1, 2002.  This balance represents the remaining, unamortized goodwill, after an impairment charge taken prior to January 1, 2003.

(2)          FX (interbank) rates taken from www.Oanda.com.

(g)         Stock-based compensation - The Company accounts for stock-based compensation in accordance with GAAP accounting and reporting requirements for share-based payments by recognizing the fair value of stock-based compensation in the statement of operations. The fair value of the Company’s stock option awards are estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections including expected stock price volatility and the estimated life of each award.  In addition, the calculation of compensation costs requires that the Company estimate the number of awards that will be forfeited during the vesting period. The fair value of stock-based awards is amortized over the vesting period of the award.

(h)         Comprehensive income (loss) — The Company complies with GAAP requirements for reporting comprehensive income (loss).  Those requirements establish rules for reporting and display of comprehensive income (loss) and its components.  Furthermore, they require the Company’s change in the foreign currency translation adjustments to be included in other comprehensive income (loss).

(i)             Promotional allowances — Promotional allowances primarily consist of food and beverages and, to certain of its valuable players, hotel accommodations, all of which are furnished gratuitously.  For the three months ended March 31, 2011 and 2010, revenues do not include the retail amount of food and beverages and hotel accommodations of $1,611 and $1,505, respectively, provided at no-charge to customers. The retail value of the food and beverages given away is determined by dividing the food and beverage costs charged to the gaming operation of $667 and $668, for the respective periods, by the average percentage of cost of food and beverages sold.  The cost of hotel accommodations is either the out-of-pocket expenses paid to other hotels or the retail charge of rooms at the Hotel Savannah. The promotional allowances are summarized below:

	(UNAUDITED)
	For the Three Months Ended
	March 31,
(amounts in thousands)	2011	2010

Cost of gratuitous food and beverages (A)	$667	$668
Average cost of food and beverages sold(B)	41.6%	44.8%

Retail value of food and beverages (A/B)	$1,605	$1,491
Cost of hotel accommodations	6	14
Total promotional allowances	$1,611	$1,505

(j)             Czech taxes — The majority of TWC’s revenues are derived from gaming operations in the Czech Republic, which are subject to gaming taxes only, while its non-gaming revenues, which are not material, have correspondingly non-material corporate income tax liabilities under Czech law. For the three months ended March 31, 2011, TWC’s gaming taxes were approximately $382, compared with $402 for the comparable period of 2010.  Gaming taxes are computed on gross gaming revenues, which is comprised of live (table) games and slot games revenues. For live game revenue, the applicable taxes and fees are: (i) a 10% administration tax; (ii) a 1% state supervision fee; and (iii) a charity contribution (tax) (herein referred to as the charity tax) according to a gross revenue formula specified by the Czech Ministry of Finance, net of the aforementioned taxes and fees. The applicable charity tax rate is determined separately on annual live game and slot game revenues, net of the above taxes and fees.  Therefore, for all gaming revenue, net of applicable taxes and fees, up to CZK 50,000 (or approximately $2,900 at the March 31, 2011 exchange rate), a 6% charity tax applies; up to CZK 100,000 (or around $5,800 at the same exchange rate), an 8% rate applies; up to CZK 500,000 (or approximately $28,800 at the same exchange rate), a 10% rate applies; and above the CZK 500,000 gaming revenue threshold, a 15% rate applies.  For slot game revenue, the applicable assessment is the charity tax for publicly beneficial, cultural, sporting and welfare purposes, net of local (municipality) administration and slot state-licensing fees. Charity taxes for the three months ended March 31, 2011 were $689, versus $678 for the comparable period in 2010.

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

In conformity with the European Union (“EU”) taxation legislation, when the Czech Republic joined the EU in 2004, its value added tax (“VAT”) increased from a range of 5% to 22%, beginning in January 2004, up to a range of 9% to 19%, by December 31, 2009 for all intra-EU generated purchases. All non-EU generated purchases were impacted by identical VAT increases, beginning in May 2004.  Effective January 1, 2010, VAT rates increased to a range of 10% to 20% in the Czech Republic.  The Company pays its VAT directly to its vendors in connection with any purchases that are subject to this tax.  Unlike in other industries, VATs are not recoverable for gaming operations.  As for the Company’s new hotel operation, Hotel Savannah, the recoverable VAT was non-material for the three month periods in 2011 and 2010, respectively.

(k)          Income taxes — The Company complies with GAAP accounting and reporting requirements with respect to accounting for income taxes, which require an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed for differences between the financial statement and the tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.  Accounting for income taxes prescribes, among other things, a recognition threshold and measurement attributes for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return. Accounting for income taxes utilizes a two-step approach for evaluating uncertain tax positions. Step one or recognition, requires a company to determine if the weight of available evidence indicates a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two or measurement, is based on the largest amount of benefit, which is more likely than not to be realized on settlement with the taxing authority. The Company is subject to income tax examinations by major taxing authorities for all tax years subsequent to 2007. The adoption of the provisions of Accounting for income taxes did not have a material impact on the Company’s consolidated financial statements. However, management’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulation and interpretations, thereof.  During the period ended March 31, 2011, the Company recognized no adjustments for uncertain tax positions.

(l)             Recently issued and adopted accounting standards:

In April 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2010-16, which requires that an entity should not accrue a jackpot liability (or portions thereof)

before the jackpot is won if the entity is not obligated to pay out that jackpot. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. The Company adopted the pronouncement on January 1, 2011 resulting in no impact to the Company’s consolidated balance sheets, statements of income and cash flows.

In April 2010, the FASB issued ASU No. 2010-13, “Compensation - Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” which addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The Company adopted the pronouncement on January 1, 2011 resulting in no impact to the Company’s consolidated balance sheets, statements of income and cash flows.

In December 2010, the FASB issued ASU No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” This update provides amendments to Accounting Standards Codification (“ASC”) Topic 350, “Intangibles, Goodwill and Other,” that requires an entity to perform Step 2 impairment test even if a reporting unit has zero or negative carrying amount. Step 1 tests whether the carrying amount of a reporting unit exceeds its fair value. Previously reporting units with zero or negative carrying value passed Step 1 because the fair value was generally greater than zero. Step 2 requires impairment testing and impairment valuation be calculated in between annual tests if an event or circumstances indicate that it is more likely than not that goodwill has been impaired. ASU No. 2010-28 was effective beginning January 1, 2011. As a result of this standard, goodwill impairments may be reported sooner than under current practice. The adoption of this guidance on January 1, 2011 did not have a material effect on the Company’s consolidated financial statements.

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

•                                          the impact of fluctuations of currencies on revenue we receive or expenses we incur; and,

•                                          other factors described in our Form 10-K for the year ended December 31, 2010 under the headings “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk.”

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

Nature of Business and Competition

We are engaged in the acquisition, development and management of niche casino operations in Europe, which feature gaming tables and mechanized gaming devices, such as video slot machines, as well as the acquisition, development and the management of midsize hotels, which may include casino facilities.  Our expansion into the hotel industry was founded on management’s belief that hotels in the midsize class are complementary to our casino brand; that opportunities in one of these two industries often lead to, or are tied to, opportunities in the other industry; and that a more diversified portfolio of assets will give us greater stability and make us more attractive to potential investors.  Further, several of our top management executives have extensive experience in the hotel industry.  In this pursuit, we have developed our first hotel, Hotel Savannah, a 77-room, European four-star deluxe hotel, adjoining our Route 59 Casino, which primarily draws customers from the Vienna, Austria regional area.

Currently, we own and operate four casinos in the Czech Republic (“CZ”), and manage, under a 10-year management contract expiring in 2017, a casino and nightclub in Croatia.  With respect to our Czech casinos, two are located in the western part of the CZ, close to the border of Germany.  The larger of the two, located in Ceska Kubice (“Ceska”), currently has four competitors. The smaller one is located in the town of Rozvadov (“Rozvadov”), and currently has one competitor.  The other two Czech casinos are located in the southern part of the CZ, close to the Austrian border.  The larger of these two, “Route 55,” located in Dolni Dvoriste, has two competitors, and the other casino, “Route 59,” which recently underwent a major building expansion and renovation, is located in Hate, near Znojmo, and currently has two competitors.  In April 2009, we launched our newly constructed 77-room, European four-star hotel, Hotel Savannah.  The hotel features eight banquet halls for meetings and special events as well as a full-service restaurant and bar.  Hotel Savannah is connected to our Route 59 casino with the joint facility’s main restaurant linking the two buildings.  Along with the hotel operation, we also launched a full-service spa operation, the Spa at Hotel Savannah (the “Spa”), which is attached to Hotel Savannah.  The Spa, which features Ayurvedic massage therapies and an indoor pool, began operation in March 2009.  The Croatian casino and adjoining nightclub (collectively known as the “Grand Casino Lav”), is located in the Grand Hotel Lav resort in the city of Podstrana, near Split, Croatia.  The Grand Casino Lav’s revenues and expenses are recognized on the owner’s books.  We derive only management fee income from the performance results of the Grand Casino Lav, which is recognized in our consolidated financial statements.  The Grand Casino Lav currently has two competitors.

Exchange Rates

Due to the fact that the Company’s operations are located in Europe and principally in the Czech Republic, TWC’s financial results are subject to the influence of fluctuations in foreign currency exchange rates.  The revenue generated by our Czech operations is generally denominated in Euro’s (“EUR”) and the expenses incurred by these facilities are generally denominated in CZK.  As our primary reporting subsidiary, American Chance Casinos a.s. (“ACC”), is a Czech entity, all revenues and expenses, regardless of sources of origin (e.g. Croatia), are recognized in the Czech currency and translated to USD for reporting purposes.  A substantial change in the value of either of these currencies in relation to the value of the USD would have an impact on the results from our operations when translated into USD.  We do not hedge our foreign currency holdings.

The actual 2011 and 2010 operating results in local currency for the Czech casino units were converted to USD using the average of the daily exchange rates of each month in the reporting periods.  As all of the Grand Casino Lav’s operating results, including revenues and expenses, are recognized on the owner’s books, the foreign currency exchange impact is limited to only our earned management fees income, which was not material for the periods reviewed.  The monthly average exchange rates for the CZK versus the USD and EUR, respectively, are presented in the following graphical chart.

The consolidated balance sheet totals of the Company’s foreign subsidiaries at March 31, 2011 and December 31, 2010 were converted to USDs using the interbank exchange rates, as reported at www.oanda.com, which are depicted in the following table:

As of	USD	CZK
March 31, 2011	1.00	17.3731
December 31, 2010	1.00	19.0532

Critical Accounting Policies

The discussion and analysis of our consolidated financial condition and results of operations are based upon our condensed consolidated financial statements. These condensed financial statements have been prepared following the US GAAP and by Article 10 of Regulation S-X for interim periods and require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to potential impairment of goodwill and share-based compensation expense. As these are condensed consolidated financial statements, the reader should also review expanded information about our critical accounting policies and estimates provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-K for the year ended December 31, 2010. There have been no material changes to our critical accounting policies and estimates from the information provided in our Form 10-K for the year ended December 31, 2010.

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

Review of the Condensed Consolidated Interim Results of the Company:

Three Months Ended March 31, 2011 and 2010:

	Three Months Ended March 31,
(in thousands, except per share data)	2011	2010	Variance $	Variance %
	(unaudited)	(unaudited)

Total revenues	8,705	8,631	74	0.9%
Total operating costs and expenses	8,226	8,168	58	0.7%
Income from operations	479	463	16	3.5%
Other expense	(107)	(176)	69	-39.2%
Net Income	$372	$287	85	29.6%
Earnings per common share:
Basic	$0.04	$0.03
Diluted	$0.04	$0.03

For the quarter ended March 31, 2011, our total revenues increased 0.9%, or $74,000 to $8.7 million, from $8.6 million for the quarter ended March 31, 2010, on the strength of slot business, which showed a 16.4% increase in attendance and a 9.2% revenue improvement over the same quarter a year ago.  The slot revenue increase was supported by a 9.2% rise in average daily slot revenue per machine, when compared to the first quarter ended March 31, 2010.  Slot revenue has steadily and consistently grown proportionally over the quarters, and represented 50.6% of total revenue for the three months ended March 31, 2011, a 3.2 percentage point increase over the same period in 2010.

Total revenues were supplemented by the addition of rooms, restaurant, banquet and spa revenues from Hotel Savannah and the Spa.  Combined hotel rooms, restaurant and banquet operation, and spa revenues totaled approximately 3.6% of the Company’s consolidated revenue.

Total operating costs and expenses of approximately $8.2 million, showed a 0.7% increase, or an approximate $58,000, from approximately $8.2 million at March 31, 2010.  The slight increase was due largely to the continuation and enhancement of players’ loyalty rewards programs that was implemented last year, and intended to stimulate casino attendance and incentivize longer playtime as well as to increased expenditures in gifts and giveaways and complimentary buffets and beverages, as detailed below.

As a result of the above, income from operations increased 3.5% or $16,000 from the first quarter of 2010.

Other expense for the quarter ended March 31, 2011, which mainly consists of interest expense, decreased by $69,000 primarily as a result of the absence of interest payments on the Company’s unsecured notes, which were fully retired in July 2010, when compared to the same quarter last year.

Consequently, net income for the three months ended March 31, 2011 increased by $85,000 or 29.6%, versus the net income for the three months ended March 31, 2010.

Costs and Expenses

Total costs and expenses for the three months ended March 31, 2011 and 2010 are presented below:

	For the Three Months Ended
	March 31,
(amounts in thousands)	2011	2010	Variance $	Variance %
	(unaudited)	(unaudited)

Cost of revenues	$4,770	$4,681	$89	1.9%
Depreciation and amortization	563	511	52	10.2%
Selling, general and administrative	2,893	2,976	(83)	-2.8%
Total operating costs and expenses	$8,226	$8,168	$58	0.7%

Cost of revenues for the quarter ended March 31, 2011 increased by $89,000, or 1.9%, primarily due to higher slot lease payments, in connection with the addition of 12 slot leased machines, and to increased expenditures in the Company’s players’ loyalty reward programs.

Unlike in US-based casinos, visitors to the TWC’s casinos are required, by Czech or Croatian law, to “check in” at the entrance reception, by presenting acceptable forms of picture identification, which effectively permits the Company to track the frequency of their visits and, to a limited extent, the duration of each visit.   As an incentive to increase gaming activity, the Company provides complimentary drinks and a free food buffet to all of its playing guests.  In addition to these general amenities, TWC also issues different classes of “loyalty” cards to customers who spend relatively longer periods of time playing. These cards entitle the holder and a set number of the holder’s guests, depending on the card type, to various additional benefits.  The Company also grants certain other privileges to its VIP players, at the casino management’s discretion, such as opening a private gaming table, or extending the casino’s operating hours, and/or providing free hotel accommodations.  These loyalty cards are granted based on the frequency of the player’s visits and the aggregate total drop for a pre-determined number of visits.  The complimentary food and beverage, cigarettes and cigars, and hotel accommodations cost was recognized in the gaming departmental expenses, which totaled approximately $695,000 or 8.4% of gaming revenues for the three months ended March 31, 2011, versus $698,000 or 8.2% of gaming revenues for the comparable period in 2010, due to higher competition to attract players.  General gifts and giveaways, which were also recognized in the gaming department, excluding personal gifts, represented $175,000 or 2.1% of gaming revenues for the same three months in 2011, compared with $116,000 or 1.4% of gaming revenues for the comparable period in 2010.

The VIP personal gifts were booked as special promotion expenses in the marketing department (selling, general and administrative costs), and totaled approximately $11,000 for the first quarter in 2011, versus $90,000 for the same quarter a year ago.  The higher amount in the prior year was related to the promotion of the 2010 Miss Austria Pageant, which was held at the Company’s Route 59 casino and Hotel Savannah on March 27, 2010.

Depreciation and amortization expense increased by $52,000, or 10.2%, primarily from the addition of three VIP guestrooms, intended for the benefit of our valuable players’ use, at the Route 55 casino.

Selling, general and administrative costs of approximately $2.9 million for the quarter ended March 31, 2011 decreased by $83,000 or 2.8% from the same period in 2010, due to lower external marketing expenses and agency fees, which reflect TWC’s deliberate shift from less external marketing toward more internal promotions and enhancements in its players’ loyalty reward programs, which include higher gifts and giveaways and increased complimentary buffets and beverages, which were, in aggregate, partially offset by higher expenses related to project development.

Our Facilities:

Each of our casinos offers a restaurant and a full bar, and in the larger units, lounge areas and multiple bars.

Ceska

Ceska Casino, which has a 1920’s Chicago Prohibition Period theme, currently has 15 gaming tables, including eight card tables and seven roulette tables, and 80 video slot machines.

Rozvadov

Rozvadov Casino, which has a South Pacific theme, currently operates eight gaming tables, including four card tables and four roulette tables, and 24 video slot machines.

Route 59

Route 59 Casino, which has a New Orleans in the 1920’s theme, currently includes 23 gaming tables, which consist of 13 card tables, nine roulette tables, a Slingshot multi-win roulette and 114 video slot machines.

Route 55

Route 55 Casino, our largest casino, features a Miami Beach in the early 1950’s theme.  The two-story casino offers 23 tables, including 12 card tables, 10 roulette tables, a Slingshot multi-win roulette, and 124 video slot machines.  On the mezzanine level, the casino offers a full-service Italian restaurant, an open buffet area, a VIP lounge, and a VIP gaming room equipped with four gaming tables, which are included in the 23 table count, and since September 2010, three VIP hotel guestrooms.

Grand Casino Lav

The Grand Casino Lav currently has 18 gaming tables, including six roulette tables, 12 card tables, two of which are in the VIP dedicated area, 60 video slot machines, a mezzanine bar with a panoramic view overlooking the gaming floor, and a full-service nightclub.

Hotel Savannah and the Spa at Hotel Savannah

The hotel, which is connected to our Route 59 casino, features eight banquet halls for conference meetings and special events as well as a full-service restaurant and bar.  To complement our hotel, we also provide a full-service spa operation, the Spa, which is attached to our hotel. The Spa, which is operated by an independent contractor from which we receive revenue-based fees, features a large indoor pool and offers Ayurvedic massage therapies to all our hotel guests and outside visitors.

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

For our Croatian operating unit, our marketing programs target hotel guests, as well as guests in surrounding hotels.  In addition, marketing efforts are focused on Split, the second largest city in Croatia, as well as certain key foreign markets, such as Italy and other neighboring European countries.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2011, we had a working capital deficit of approximately $3.6 million, a decrease in the deficit of $180,000 compared to the working capital deficit of approximately $3.8 million at December 31, 2010.  This deficit reduction for the three months ended March 31, 2011 was primarily due to the positive net income earned during this period.

As of March 31, 2011, we had fully drawn down our credit facility’s limit of CZK 35.0 million, or approximately $2.0 million.  We are in full compliance with the credit facility’s financial covenants.

For the three months ended March 31, 2011, the Company generated approximately $2.0 million in cash from operations.  This increase was supported mainly by improved quarterly net income, lower other assets, increased gaming tax obligations, and higher accrued expenses, which were partially offset by lower accounts payable, higher investments into capital improvements, and higher payments on our Commerzbank credit facility.

We believe that our cash resources at March 31, 2011, in addition to the anticipated cash to be provided by existing operations, will be sufficient to satisfy our accounts payable and other current obligations and fund our operating activities for the next twelve months.  However, should cash from operations be insufficient to cover the above objectives, we may seek to raise additional capital in order to fund our current liabilities, operations and growth strategies.  There is no guarantee that such funds will be available to us at favorable terms or at all, in which case we may decide to reduce our operations and development plans.

We are obligated under various contractual commitments over the next five years.  We have no off-balance sheet arrangements.  The following is a five-year summary of our commitments as of March 31, 2011:

(in thousands)		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term, unsecured debt, foreign (1)	$1,313	$—	$—	$1,313	$—
Long-term, secured debt, foreign (2)	6,937	1,799	5,138
Operating and capital leases (3)	684	169	320	163	32
Employment agreement (4)	338	338

Total contractual obligations	$9,272	$2,306	$5,458	$1,476	$32

(1)   Represent the outstanding 6-year loan from IMT.

(2)   Represent the Company’s credit facility with Commerzbank Aktiengesellschaft, pobocka Praha (“Commerzbank”), which consists of a 4-year loan of CZK 125 million, maturing November 4, 2013, and a renewable line of credit of CZK 35 million, maturing November 4, 2012.

(3)   Includes long-term leases of Ceska casino building and corporate office space, and financial leases.

(4)   Represent salary obligation under Mr. Ramadan’s employment agreement.

PLAN OF OPERATIONS

We intend to continue to develop and implement marketing and operational strategies that are designed to increase attendance and revenues at our existing locations in the Czech Republic, while striving to minimize costs, through cost-sharing alliances with non-competing businesses such as food and beverage vendors, where advantageous.  We will endeavor to find synergy of operations between our Route 59 Casino and our newest operating unit, Hotel Savannah to enhance revenues, while reducing operational redundancies.  In cooperation with the adjacent hotel operation, we also plan to employ these strategies at the Grand Casino Lav, while building a solid customer base from the local and regional markets.  Further, we expect to place additional focus on developing marketing initiatives that specifically target the significant summer tourist market in that region.

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

ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information in this section should be read in conjunction with information discussed in Item 2 “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” above and in “Part II — Other Information, Item 1A. Risk Factors” in our Form 10-K for the year ended December 31, 2010.  Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. TWC does not maintain any instruments in a trading portfolio.

Interest Rate Risk

The interest rate on the majority portion of our debt, approximately $7.0 million of the Commerzbank credit facility at March 31, 2011, is subject to fluctuations of the PRIBOR short-term interest rates. The credit facility was provided in two tranches: an amortized, four-year term loan of CZK 125 million (or approximately $7.2 million at the March 31, 2011 exchange rate), with interest based on the three-month PRIBOR plus 600 basis points, and a three-year, revolving credit line of CZK 35 million (or approximately $2.0 million at the same exchange rate), with interest based on, depending on each draw request, the one, two, three or six-month PRIBOR plus 500 basis points. Therefore, interest expense could increase as a result of this factor.  We have not in the past and do not currently engage in interest-rate swap agreements or other types of interest-rate hedging activities.  Accordingly, we are subject to interest rate risk with respect to these obligations.  Our Company’s management evaluates our exposure to market risk by monitoring interest rates in the marketplace to determine the best course of action, if needed.

Foreign Currency Exchange Rate Risk

Due to the fact that the Company’s operations are all located overseas, the results of the Company are subject to the impact of fluctuations in certain foreign exchanges rates.  These fluctuations are unpredictable and uncontrollable and vary from period to period.  Our operations conduct business exclusively in EURs and CZKs for the Czech units and EURs and Croatian Kunas for the Croatian unit.  Payroll and most payable items are paid in the local currencies, while our revenues are largely and generally received in EURs.  As our primary reporting subsidiary, ACC, is a Czech entity, all revenues and expenses, regardless of sources of origin (e.g. Croatia), are recognized in the Czech currency and translated to USD for reporting purposes.   Accordingly, we are subject to foreign exchange risk with respect to these exchange rates.

In real world situations, the impact of the foreign currency exchange rates on our results of operation would be positive or negative, depending on the combination, the variability and intensity of the above probabilities, coupled with the strength of the correlation of the functional currencies to the USD, among other factors.  We have not in the past and do not currently hedge our currency holdings or transactions.

ITEM 4.              CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Exchange Act Rule 13a-15(e), which is designed to provide reasonable assurance that information, which is required to be disclosed in our reports filed pursuant to the Exchange Act, is accumulated and communicated to management in a timely manner. At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including Mr. Ramadan, our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, Mr. Ramadan concluded that, as of the date of such evaluation, our disclosure controls and procedures were effective, at the reasonable assurance level in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

ITEM 1.              LEGAL PROCEEDINGS

We are often subject to various contingencies, the resolutions of which, our management believes will not have a material adverse effect on our consolidated financial position or results of operations.  We were not involved in any material litigation during the quarter ended March 31, 2011, or through the date of this filing.

ITEM 1A.             RISK FACTORS

Other than the interest rate and the foreign currency exchange rate risk factors discussed above in “Item 3. Quantitative And Qualitative Disclosures About Market Risk,” there have been no addition of risk factors from the information provided in our Form 10-K for the year ended December 31, 2010.

The risk factors highlighted in our Form 10-K for the year ended December 31, 2010 are not the only risks our Company is facing.  Additional risks and uncertainties not currently known to us or that we deem to be immaterial at this time also may materially adversely impact our business, financial condition and operational results in the future.

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.              DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.              OTHER INFORMATION

None.

ITEM 6.              EXHIBITS

Reference is made to the Exhibit Index hereinafter contained.

TRANS WORLD CORPORATION
EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2011

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

TRANS WORLD CORPORATION

Date:	May 9, 2011	By:	/s/ Rami S. Ramadan
President, Chief Executive Officer and
Chief Financial Officer
(Principal Executive and Financial Officer)