Form 10-Q
period 2011-06-30
TRANS WORLD CORP
filed 2011-08-08
CIK 914577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of outstanding shares of the registrant’s common stock as of August 4, 2011 was 8,871,640.

TRANS WORLD CORPORATION AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2011

INDEX

PART 1 – FINANCIAL INFORMATION

i

ITEM 1.  FINANCIAL STATEMENTS

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2011 and December 31, 2010

(in thousands, except for share data)

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$3,080	$2,621
Prepaid expenses	774	960
Notes receivable, current portion	412	387
Other current assets	325	295

Total current assets	4,591	4,263

PROPERTY AND EQUIPMENT, less accumulated depreciation of $13,339 and $10,749, respectively	39,513	35,746

OTHER ASSETS:
Goodwill	7,221	6,365
Notes receivable, less current portion	1,099	934
Deposits and other assets	3,664	3,036

Total other assets	11,984	10,335

	$56,088	$50,344

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Long-term debt, current maturities	$1,861	$1,640
Capital lease, current portion	34	43
Accounts payable	1,237	889
Interest payable	63	66
Czech tax accrual	2,948	3,955
Accrued expenses and other current liabilities	1,581	1,448

Total current liabilities	7,724	8,041

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	6,234	6,314
Capital lease, less current portion	52	57

Total long-term liabilities	6,286	6,371

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 4,000,000 shares authorized, none issued
Common stock, $0.001 par value, 20,000,000 shares authorized, 8,871,640 shares, issued and outstanding, respectively	9	9
Additional paid-in capital	52,058	51,975
Accumulated other comprehensive income	12,393	7,545
Accumulated deficit	(22,382)	(23,597)

Total stockholders’ equity	42,078	35,932

	$56,088	$50,344

See accompanying notes to condensed consolidated interim financial statements.

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

Six and Three Months Ended June 30, 2011 and 2010

(in thousands, except for share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$18,429	$16,660	$9,724	$8,029

COSTS AND EXPENSES:

Cost of revenues	10,025	9,076	5,255	4,395
Depreciation and amortization	1,156	985	593	474
Selling, general and administrative	5,823	5,489	2,930	2,513
	17,004	15,550	8,778	7,382

INCOME FROM OPERATIONS	1,425	1,110	946	647

OTHER EXPENSE:
Interest expense, net	(210)	(334)	(103)	(158)

NET INCOME	1,215	776	843	489

Other comprehensive income (loss), foreign currency translation adjustments, net of tax	4,848	(4,798)	1,355	(3,916)

TOTAL COMPREHENSIVE INCOME (LOSS)	$6,063	$(4,022)	$2,198	$(3,427)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	8,871,640	8,871,640	8,871,640	8,871,640
Diluted	8,923,178	8,947,177	8,923,178	8,947,177

EARNINGS PER COMMON SHARE:
Basic	$0.14	$0.09	$0.10	$0.06
Diluted	$0.14	$0.09	$0.09	$0.05

See accompanying notes to condensed consolidated interim financial statements.

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2011 and 2010

(in thousands)

	Six Months Ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,215	$776
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,156	985
Stock options expense	70	119
Warrants issued for services	8	8
Deferred compensation to be paid as stock	5	5
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	354	1,500
Deposits and other assets	170	(1,243)
Accounts payable	143	(80)
Interest payable	(11)	76
Czech tax accrual	(1,397)	(432)
Accrued expenses and other current liabilities	27	(448)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,740	1,266

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(463)	(256)
Investment into Hotel Savannah and the Spa	(44)	(58)
Repayment on notes receivable		49
NET CASH USED IN INVESTING ACTIVITIES	(507)	(265)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	1,134	1,197
Principal payments of long-term debt	(2,001)	(765)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(867)	432

EFFECT OF EXCHANGE RATE CHANGES ON CASH	93	(538)

NET INCREASE IN CASH	459	895

CASH:
Beginning of period	2,621	2,582

End of period	$3,080	$3,477

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$197	$552

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired via accounts payable	$83	$—

See accompanying notes to condensed consolidated interim financial statements.

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(all figures in thousands, except for exchange rate and share data)

1.              Basis of Presentation and Consolidation.

The accompanying unaudited condensed consolidated interim financial statements of Trans World Corporation and Subsidiaries (collectively, the “Company,” “TWC,” “we,” “our” or “us”) as of June 30, 2011 and December 31, 2010 and for the six and three months ended June 30, 2011 and 2010 reflect all adjustments of a normal and recurring nature to fairly present the consolidated financial position, results of operations and cash flows for the interim periods. The financial statements of all foreign subsidiaries consolidated herein have been converted in accordance with accounting principles generally accepted in the United States of America (“US GAAP” or “GAAP”) for financial presentation purposes. All significant intercompany transactions and account balances have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements have been prepared by the Company according to the instructions of Form 10-Q and pursuant to the U.S. Securities and Exchange Commission’s (“SEC”) accounting and reporting requirements under Regulations S-X and S-K. Pursuant to these instructions, certain financial information and footnote disclosures normally included in such consolidated financial statements have been condensed or omitted.

In management’s opinion, all adjustments considered necessary for fair presentation of financial position, results of operations and cash flows of the Company have been included. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the six and three months ended June 30, 2011 are not necessarily indicative of the results that may occur for the year ending December 31, 2011.

The condensed consolidated balance sheet as of December 31, 2010 was derived from the Company’s audited financial statements but does not include all disclosures required by US GAAP.  All monetary amounts set forth in these financial statements are in United States dollars (“USD” or “$”) unless otherwise stated herein.

2.              Nature of Business

Trans World Corporation and Subsidiaries (collectively, “TWC” or the “Company”), a Nevada corporation, is primarily engaged in the gaming and hotel business in the Czech Republic.

The Company owns and operates four casinos in the Czech Republic (“CZ”), and manages, under contract, one casino and nightclub in Croatia, all under the American Chance Casinos (“ACC”) brand.  Two of the Czech casinos are located in the western part of the CZ, close to the German border.  The larger of these two, located in Ceska Kubice (“Ceska”), currently has 15 gaming tables and 80 slot machines. The smaller, Rozvadov (“Rozvadov”), located in the town of Rozvadov, currently has eight gaming tables and 24 slot machines.  The other two Czech casinos are located in the southern part of the CZ, close to the Austrian border.  The larger of these two, “Route 55,” located in Dolni Dvoriste, has 23 gaming tables and 124 slot machines.  The other casino, “Route 59,” is located in Hate, near Znojmo, and currently has 23 gaming tables and 114 slot machines.

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

3.              Commitments and Contingencies.

Lease Obligations - The Company is obligated under several operating leases expiring through 2018.  Future aggregate minimum annual rental payments under all of these leases for the next five years are as follows:

Twelve Months Ending June 30,
2012	$124
2013	$121
2014	$122
2015	$103
2016	$43

Rent expense under all of these operating leases was approximately $62 and $58 for the six months ended June 30, 2011 and 2010, respectively.

The Company is also obligated under certain five-year, slot equipment operating leases, the projected costs of which are not included in the table above due to fluctuating inventory, expiring in 2011 and 2012, which provide for a monthly fixed rental fee per slot machine, and an option for replacement to a different/newer machine during the term of the lease.  In the second quarter of 2011, the Company’s slot lease expenses were approximately $670 versus $531 in the comparable period in 2010, while for the first six months of 2011, they were $1,304 versus $1,116 for the comparable period in 2010.

Employment Agreements - The Company’s July 1, 2005 employment agreement with its Chief Executive Officer (“CEO”), Mr. Rami S. Ramadan, absent the intervention of either party by September 30th of each year, will renew automatically for another calendar year, currently ending December 31, 2011. In addition to a perpetually renewable employment term of one year absent the intervention of either party, the agreement provides for annual compensation, plus participation in the Company’s benefits programs and equity incentive plans. As of June 30, 2011, approximately $225 of annual compensation remained payable in 2011.

401(k) and Profit Sharing Plan - The Company maintains a contributory 401(k) plan and a profit sharing plan.  These plans are for the benefit of all eligible corporate employees, who may have up to 16.5% of their salary withheld, not to exceed the maximum federally allowed amount.  The Company makes an employer-matching contribution of 60 cents for each employee dollar contributed.

Notes Receivable - In connection with TWC’s management of the Grand Casino Lav, on January 10, 2007, the Company extended three Euro-denominated (“EUR”) loans totaling EUR 967, or $1,400, to Grand Hotel Lav, d.o.o., the owner of the Grand Casino Lav and Nightclub. In light of the slower than expected growth of the operation and the cash flow management challenges experienced during the low seasons by the Grand Hotel Lav, d.o.o. (“GHL”), in December 2009, TWC agreed to a proposal from the owners of Grand Casino Lav to consolidate the three outstanding loans and accrued interest and penalties into a single, three-year, 3.55% per annum interest, term loan (the “Replacement Loan”), effective January 1, 2010, excluding accrued management fees. The Replacement Loan principal amount was approximately EUR 875, or approximately $1,300. Principal payments associated with the loan were deferred in 2010. Monthly payments for the Replacement Loan commenced May 31, 2010, with a four-month, interest-free grace period and continued through October 2010. In December 2010, TWC acquiesced to GHL’s request to defer additional installments for three months due to a seasonal drop in business. In addition to liens on gaming equipment, the Replacement Loan is secured by nine legally-binding receivable (demand) notes, which can be presented at any time to the owner’s bank for the satisfaction of the Replacement Loan. In the event of a sale of the business, the Replacement Loan would be assumed by the new owner. TWC management believes the loan is fully collectible.

Advance Receivable - In August 2009, in pursuit of obtaining a gaming license in Hungary, TWC partnered with Vigotop Limited, a Cyprus-based company, to form a Hungarian company, KC Bidding Kft. (“KCB”), in which TWC became holder of a 25% equity interest. Subsequently, TWC extended KCB a three-year, 1.0% interest per annum loan of approximately EUR 930, or approximately $1,300, to form a Hungarian license concession company, SDI Europe Kft. (“SDI”), for the purpose of eventually operating the Class I casino in Hungary. SDI is a wholly-owned subsidiary of KCB. Through SDI’s intermediary, IMT LLC (“IMT”), a Delaware-incorporated company, TWC received a three-year, 2.1505% interest per annum loan of approximately $1,300. TWC expects the full lump sum repayment of the loan, upon maturity, from KCB, to offset its outstanding loan with IMT LLC. TWC management believes the loan to KCB is fully collectible. In the event KCB defaults in its repayment obligation to ACC with respect to the above mentioned loan, IMT will cancel the loan obligation from ACC to IMT and ACC will no longer be obligated to pay off the loan principal of approximately EUR 930, or $1,300. In November 2010, the loan agreement between ACC and KCB was amended to change the maturity date to January 31, 2016 from December 31, 2012 and to establish an interest rate of 1.0% from January 1, 2012 through the new maturity date of the loan. On March 5, 2011, the loan agreement between IMT and ACC was amended to change the maturity date to February 21, 2016 from January 31, 2013, and to establish an interest rate of 1.0% from January 1, 2012 through the new maturity date of the loan.

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

Since January 12, 2011, KCB has had several letter correspondences with the Ministry for the National Economy of Hungary (the “MOE”). The first letter declared that the State of Hungary was terminating the concession contract that was concluded between the parties on October 9, 2009 for alleged breaches of the terms of the concession contract by the concession holder. Further, in this letter, the Hungarian government demanded payment of a cancelation penalty in the amount of 900,000 Hungarian Forint (“HUF”), approximately $4,500. The second letter was a demand for a penalty payment in the amount of HUF 864,500 plus interest in the amount of HUF 380,400, approximately $6,220 in aggregate, regarding an alleged claim of non-compliance with update reports on the progress of the King’s City development project that were due in January 2010 and July 2010.  KCB has responded to the MOE, challenging the reasons provided by the MOE for the immediate cancelation of the concession contract and argued that the terms on which the cancelation was based were wrongful and disputed the MOE’s claim that such progress reports were due during 2010.

On April 26, 2011, KCB received a court summons for a hearing, which was originally scheduled for January 17, 2012 but has since been moved up to August 30, 2011.  KCB’s attorneys are drafting a statement of defense for this hearing. In its letters and statement of defense, KCB is accusing the Hungarian government of acting in bad faith and is prepared to take the appropriate legal actions if necessary.  KCB’s attorneys believe that KCB has a strong legal case against the MOE. Notwithstanding the foregoing, litigation results are never predictable. Further, by virtue of an existing agreement between Vigotop and TWC, all costs associated with obtaining the casino license were and will be borne by Vigotop. In the opinion of TWC’s management, after consultation with legal counsel, the amount of ultimate liability with respect to these actions will not materially affect the Company’s consolidated financial statements and/or results of operations.

If the MOE is successful in terminating the concession contract, it would be highly unlikely that any buyout would occur and very likely that KCB would become insolvent, resulting in the loss of TWC’s entire non-cash investment. In the event that Vigotop does not exercise its buyout option, the shareholders of KCB will continue their ongoing development of the casino project until the license has been granted, and it is possible that the Company could ultimately manage the mega casino under its American Chance Casinos brand. There are no assurances that TWC would be selected to manage this future operation, if and when completed.

Taxing Jurisdiction - The Czech Republic currently has a number of laws related to various taxes imposed by governmental authorities.  Applicable taxes include gaming tax, value-added tax or VAT, charity tax, and payroll (social) taxes.  Tax declarations, together with other legal compliance areas (e.g. customs and currency control matters) are subject to review and investigation by a number of governmental authorities, which are enabled by law to impose fines, penalties and interest charges, create tax risks in the Czech Republic.  Management believes that it has adequately provided for its Czech tax liabilities as of June 30, 2011.

Legal Proceedings - The Company is often subject to various contingencies, the resolutions of which, its management believes, will not have a material adverse effect on the Company’s consolidated financial position or results of operations.  TWC was not involved in any material litigation during the quarter ended June 30, 2011, or through the date of this filing.

4.              Liquidity.

As of June 30, 2011, the Company had a working capital deficit of approximately $3,133, a decrease in the deficit of $645 compared to the working capital deficit of $3,778 at December 31, 2010.  This deficit reduction for the six months ended June 30, 2011 was primarily due to the positive net income earned during that period.

As of June 30, 2011, the Company had fully drawn down its credit facility’s credit line limit of Czech Koruna (“CZK”) 35,000, or approximately $2,100.  The Company was in full compliance with the credit facility’s financial covenants.

The Company’s management believes that its cash resources at June 30, 2011, in addition to the anticipated cash to be provided by existing operations, will be sufficient to satisfy its accounts payable and other current obligations and fund its operating activities for the next twelve months.  However, should cash from operations be insufficient to cover the above objectives, the Company may seek to raise additional debt and/or equity capital in order to fund its current liabilities, operations and growth strategies.  There is no guarantee that such funds will be available to TWC at favorable terms or at all, in which case the Company may decide to reduce its operations and its development plans.

5.              Summary of Selected Significant Accounting Policies.

(a)          Revenue recognition - The Company complies with GAAP requirements for revenue recognition in its financial statements.  Casino revenue is defined as the net win from gaming activities, which is the difference between gaming wagers and the amount paid out to patrons, and is recognized on the day it is earned. Revenues generated from ancillary services, including lodging, sales of food, beverage, cigarettes, and casino logo merchandise are recognized at the time the related services are performed and represent, on an individual basis, less than three percent of total revenues.

(b)         Earnings per share - The Company complies with GAAP accounting and disclosure requirements regarding earnings per share. Basic earnings (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share incorporate the dilutive effect of common stock equivalents on an average basis during the period. The Company’s common stock equivalents currently include stock options, warrants and deferred compensation stock. Thus, unexercised stock options to purchase up to 838,025 and 838,525 shares as of June 30, 2011 and June 30, 2010, respectively, were included in the computation of diluted earnings per common share, if such unexercised stock options were “in-the-money” and vested. Warrants to purchase up to 75,000 shares were also included, if they were “in-the-money” and vested. In addition, 51,538 and 47,234 issuable shares, as of June 30, 2011 and June 30, 2010, respectively, under the Company’s Deferred Compensation Plan were also included in the computation.

A table illustrating the impact of dilution on earnings per share, based on the treasury stock method, is presented below:

	(UNAUDITED)
(amounts in thousands, except for	For the Six Months Ended June 30,		For the Three Months Ended June 30,
share information)	2011	2010	2011	2010
Basic Earnings Per Share:
Net earnings	$1,215	$776	$843	$489
Weighted average common shares	8,871,640	8,871,640	8,871,640	8,871,640
Basic earnings per share	$0.14	$0.09	$0.10	$0.06

Diluted Earnings Per Share:
Net earnings	$1,215	$776	$843	$489

Weighted average common shares	8,871,640	8,871,640	8,871,640	8,871,640

Addition due to the effect of dilutive securities:
Stock options and warrants (1)	—	28,303	—	28,303
Stock issuable under the Deferred Compensation Plan	51,538	47,234	51,538	47,234

Dilutive potential weighted average common shares	8,923,178	8,947,177	8,923,178	8,947,177

Diluted earnings per share	$0.14	$0.09	$0.09	$0.05

(1) Per the treasury stock method.

(c)          Goodwill - Goodwill represents the excess of the cost of the Company’s Czech subsidiaries over the fair value of their net assets at the date of acquisition, which consisted of the Ceska and Rozvadov casinos and the land in Hate, which is currently, the Route 59 Casino. Goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. The Company has allocated the goodwill over two reporting units that are components of the operating segment “Czech subsidiaries” and are classified as the “German reporting unit” which consists of the Ceska and Rozvadov casinos, and the “Austrian reporting unit” which consists of the Route 55 and Route 59 casinos and the Hotel Savannah. The impairment assessment requires the Company to compare the fair value of its two reporting units to their respective carrying values to determine whether there is an indication that an impairment exists. The fair value of the two reporting units were determined through a combination of recent appraisals of the Company’s real property and a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”), which was based on the Company’s experience and data from independent, third parties. As required, the Company performed its required annual fair-value based testing of the carrying value of goodwill related to its two reporting units at September 30, 2010, and determined that goodwill was not impaired. The Company will perform its required annual assessment of goodwill during the third quarter of 2011. There were no indicators of impairment present during the interim periods following the annual testing date, therefore the Company determined that there was no impairment of goodwill at June 30, 2011.

(d)         Property and Equipment - Property and equipment is stated at cost less accumulated depreciation and amortization.  TWC capitalizes the cost of improvements that extend the life of the asset and expenses maintenance and repair costs as incurred.  The Company provides for depreciation and amortization using the straight-line method over the following estimated useful lives:

Asset	Estimated Useful Life

Building and improvements	5-50 years
Gaming equipment	4-12 years
Furniture, fixtures and other equipment	4-12 years

At June 30, 2011 and December 31, 2010, land, property and equipment consisted of the following:

	As of June 30, 2011	As of December 31, 2010
	(unaudited)

Land	$2,962	$2,610
Building and improvements	35,264	29,898
Furniture, fixtures and other equipment	14,626	13,987

	52,852	46,495
Less accumulated depreciation and amortization	(13,339)	(10,749)

	$39,513	$35,746

(e)          Impairment for long-lived assets - The Company adheres to GAAP for the impairment on disposal of long-lived assets and periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived assets, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists. If an asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value. An estimate of the asset’s fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. The Company reports an asset to be disposed of at the lower of its carrying value or its estimated net realizable market value. There were no impairment losses for long-lived assets recorded for the six months ending June 30, 2011.

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

The impact of foreign currency translation on goodwill is presented below:

	Applicable	Goodwill
	Foreign Exchange	German		Austrian
As of June 30, 2011 (in thousands, except FX)	Rate (“FX”) (2)	reporting unit		reporting unit		Total

Residual balance, as of January 1, 2003 (in USD) (1)		USD	3,042	USD	537	USD	3,579

USD residual balance, translated at June 30, 1998 (date of acquisition) FX rate of:	33.8830	CZK	103,077	CZK	18,190	CZK	121,267

2003 CZK balance, translated to USD, at June 30, 2011 FX of:	16.7930	USD	6,138	USD	1,083	USD	7,221

Net increase to Goodwill (adjustment made to Translation Adjustment in consolidation):		USD	3,096	USD	546	USD	3,642

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

(i)             Promotional allowances — Promotional allowances primarily consist of food and beverages (“F&B”) and, to certain of its valuable players, hotel accommodations, all of which are furnished gratuitously.  For the six months ended June 30, 2011 and 2010, revenues do not include the retail amount of F&B and hotel accommodations of $3,221 and $2,961, respectively, provided at no-charge to customers. The retail value of the F&B given away is determined by dividing the F&B costs charged to the gaming operation of $1,291 and $1,267, for the respective periods, by the average percentage of cost of F&B sold.  The cost of hotel accommodations is either the out-of-pocket expenses paid to other hotels or the retail charge of rooms at the Hotel Savannah. The promotional allowances are summarized below:

	(UNAUDITED)
	For the Six Months Ended		For the Three Months Ended
	June 30,		June 30,
(amounts in thousands)	2011	2010	2011	2010

Cost of gratuitous food and beverages (A)	$1,291	$1,267	$624	$599
Average cost of food and beverages sold (B)	40.2%	43.1%	38.9%	41.4%

Retail value of food and beverages (A/B)	$3,211	$2,938	$1,604	$1,447
Cost of hotel accommodations	10	23	3	9
Total promotional allowances	$3,221	$2,961	$1,607	$1,456

(j)             Czech taxes — The majority of TWC’s revenues are derived from gaming operations in the Czech Republic, which are subject to gaming taxes only, while its non-gaming revenues, which are not material, have minor corporate income tax liabilities under Czech law.  For the six and three months ended June 30, 2011, TWC’s gaming taxes were approximately $783 and $401, compared with $785 and $383, respectively, for the comparable periods of 2010.  Gaming taxes are computed on gross gaming revenues, which is comprised of live (table) games and slot games revenues. For live game revenue, the applicable taxes and fees are: (i) a 10% administration tax; (ii) a 1% state supervision fee; and (iii) a charity contribution (tax) (herein referred to as the charity tax) according to a gross revenue formula specified by the Czech Ministry of Finance, net of the aforementioned taxes and fees. The applicable charity tax rate is determined separately on annual live game and slot game revenues, net of the above taxes and fees.  Therefore, for all gaming revenue, net of applicable taxes and fees, up to CZK 50,000, or approximately $3,000 at the June 30, 2011 exchange rate, a 6% charity tax applies; up to CZK 100,000, or around $6,000 at the same exchange rate, an 8% rate applies; up to CZK 500,000, or approximately $29,800 at the same exchange rate, a 10% rate applies; and above the CZK 500,000 gaming revenue threshold, a 15% rate applies.  For slot game revenue, the applicable assessment is the charity tax for publicly beneficial, cultural, sporting and welfare purposes, net of local (municipality) administration and slot state-licensing fees. Charity taxes for the three and six months ended June 30, 2011 were $758 and $1,447, versus $627 and $1,306, respectively, for the comparable periods in 2010.

Gaming taxes payable are due to the Czech Ministry of Finance annually, typically in April or May of the subsequent year, while charity taxes payable, although having no stated due dates, are paid as mutually agreed with the charities by May of the subsequent year. The Company may allocate this charity contribution to local schools, sports clubs, subsidized or volunteered organizations, or municipalities in which each of the Company’s casinos operate. The distribution is subject to the prior approval of the Czech Ministry of Finance. On May 9, 2011, according to the customary demand notice, the Company remitted to the Ministry of Finance the balance due on its 2010 gaming taxes of approximately CZK 27,000, or $1,600.

In conformity with the European Union (“EU”) taxation legislation, when the Czech Republic joined the EU in 2004, its value added tax (“VAT”) increased from a range of 5% to 22%, beginning in January 2004, up to a range of 9% to 19%, by December 31, 2009 for all intra-EU generated purchases. All non-EU generated purchases were impacted by identical VAT increases, beginning in May 2004.  Effective January 1, 2010, VAT rates increased to a range of 10% to 20% in the Czech Republic.  The Company pays its VAT directly to its vendors in connection with any purchases that are subject to this tax.  Unlike in other industries, VATs are not recoverable for gaming operations.  As for the Company’s new hotel operation, Hotel Savannah, the recoverable VAT was non-material for the three and six month periods in 2011 and 2010, respectively.

(k)          Income taxes — The Company complies with GAAP accounting and reporting requirements with respect to accounting for income taxes, which require an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed for differences between the financial statement and the tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.  Accounting for income taxes prescribes, among other things, a recognition threshold and measurement attributes for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return. Accounting for income taxes utilizes a two-step approach for evaluating uncertain tax positions. Step one or recognition, requires a company to determine if the weight of available evidence indicates a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two or measurement, is based on the largest amount of benefit, which is more likely than not to be realized on settlement with the taxing authority. The Company is subject to income tax examinations by major taxing authorities for all tax years subsequent to 2007. The adoption of the provisions of accounting for income taxes did not have a material impact on the Company’s consolidated financial statements. However, management’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulation and interpretations, thereof.  During the six months ended June 30, 2011, the Company recognized no adjustments for uncertain tax positions.

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

In December 2010, the FASB issued ASU No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” This update provides amendments to Accounting Standards Codification (“ASC”) Topic 350, “Intangibles, Goodwill and Other,” that requires an entity to perform Step 2 impairment test even if a reporting unit has zero or negative carrying amount. Step 1 tests whether the carrying amount of a reporting unit exceeds its fair value. Previously reporting units with zero or negative carrying value passed Step 1 because the fair value was generally greater than zero. Step 2 requires that impairment testing and impairment valuation be calculated in between annual tests if an event or circumstances indicate that it is more likely than not that goodwill has been impaired. ASU No. 2010-28 was effective beginning January 1, 2011. As a result of this standard, goodwill impairments may be reported sooner than under current practice. The adoption of this guidance on January 1, 2011 did not have a material effect on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.”  ASU No. 2010-29 requires that if a public entity presents comparative financial statements, the entity should disclose only revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. This ASU also expands the disclosure requirements regarding supplemental pro forma adjustments to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU No. 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2010 (the first quarter of fiscal 2011 for the Company). The Company will provide the supplementary pro forma information in connection with any future business combinations.

(m)       New accounting pronouncements:

On June 16, 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income (Topic 220),” which requires companies to report total net income, each component of comprehensive income, and total comprehensive income on the face of the income statement, or as two consecutive statements. The components of comprehensive income will not be changed, nor does the ASU affect how earnings per share is calculated or reported. These amendments will be reported retrospectively upon adoption. The adoption of the ASU will be required for the Company’s first quarter 2012 Form 10-Q, and is not expected to have a material impact on the Company.

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

Currently, we own and operate four casinos in the Czech Republic (“CZ”), and manage, under a 10-year management contract expiring in 2017, a casino and nightclub in Croatia.  With respect to our Czech casinos, two are located in the western part of the CZ, close to the border of Germany.  The larger of the two, located in Ceska Kubice (“Ceska”), currently has four competitors. The smaller one is located in the town of Rozvadov (“Rozvadov”), and currently has one competitor.  The other two Czech casinos are located in the southern part of the CZ, close to the Austrian border.  The larger of these two, “Route 55,” located in Dolni Dvoriste, has two competitors, and the other casino, “Route 59,” is located in Hate, near Znojmo, and currently has two competitors.  In April 2009, we launched our newly constructed 77-room, European four-star hotel, Hotel Savannah.  The hotel is connected to our Route 59 casino with the joint facility’s main restaurant linking the two buildings.  Hotel Savannah also features eight banquet halls for meetings and special events as well as a restaurant and bar.  Along with the hotel operation, we also launched a contracted luxury spa operation, the Spa at Hotel Savannah (the “Spa”), which is attached to Hotel Savannah.  The Spa, which features Ayurvedic therapies and an indoor pool, began operation in March 2009.

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

The consolidated balance sheet totals of the Company’s foreign subsidiaries at June 30, 2011 and December 31, 2010 were converted to USDs using the interbank exchange rates, as reported at www.oanda.com, which are depicted in the following table:

As of	USD	CZK
June 30, 2011	1.00	16.7930
December 31, 2010	1.00	19.0532

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

Review of the Condensed Consolidated Interim Results of the Company:

Three Months Ended June 30, 2011 and 2010:

	Three Months Ended June 30,
(in thousands, except per share data)	2011	2010	Variance $	Variance %

Total revenues	$9,724	$8,029	$1,695	21.1%
Total operating costs and expenses	8,778	7,382	1,396	18.9%
Income from operations	946	647	299	46.2%
Other expense	(103)	(158)	55	-34.8%
Net Income	$843	$489	$354	72.4%
Earnings per common share:
Basic	$0.10	$0.06
Diluted	$0.09	$0.05

For the quarter ended June 30, 2011, our total revenues rose 21.1%, to $9.7 million, from $8.0 million for the quarter ended June 30, 2010.  The approximate $1.7 million increase was attributable to a combination of: (i) a Company-wide emphasis on internal, player-loyalty programs, which incentivized players to increase playtime; (ii) the absence of the FIFA World Cup which took place between June 11 and July 11 of last year; and (iii) the increasing popularity of slot games with our clientele.  The shift toward more loyalty reward programs served to refine the player base toward more high-stake players, which was reflected in the 2.1% decline in live game attendance and an increase of 12.8% in DpH over the same quarter in 2010.   Supported by a 20.8% slot attendance increase, quarterly slot revenues improved by 39.4% over the same quarter a year ago.

Operating costs and expenses increased by approximately $1.4 million, or 18.9%, from approximately $7.4 million for the quarter ended June 30, 2010 to approximately $8.8 million for the quarter ended June 30, 2011, mainly due to higher volume-based gaming taxes and payroll, increased amenity expenses, and higher depreciation and amortization expenses.

Income from operations increased by $299,000, or 46.2%, from the second quarter in 2010, as a result of the above factors.

Other expense for the quarter ended June 30, 2011 decreased by $55,000, or 34.8%, to $103,000 from $158,000 for the same quarter last year, and represents lower interest, due to a lower interest rate, paid on the Company’s credit facility.

Consequently, net income for the three months ended June 30, 2011 improved by $354,000, or 72.4%, to $843,000, versus a net income of $489,000 for the three months ended June 30, 2010.

Costs and Expenses

Total costs and expenses for the three months ended June 30, 2011 and 2010 are presented below:

	For the Three Months Ended June 30,
(amounts in thousands)	2011	2010	Variance $	Variance %

Cost of revenues	$5,255	$4,395	$860	19.6%
Depreciation and amortization	593	474	119	25.1%
Selling, general and administrative	2,930	2,513	417	16.6%
Total operating costs and expenses	$8,778	$7,382	$1,396	18.9%

Cost of revenues for the quarter ended June 30, 2011 increased by $860,000, or 19.6%, primarily due to higher volume-driven gaming taxes and payroll.  The complimentary F&B and hotel accommodations costs were recognized in the gaming departmental expenses, which totaled approximately $719,000 or 7.8% of gaming revenues for the three months ended June 30, 2011, compared with $631,000 or 8.4% of gaming revenues for the comparable quarter last year.  General gifts and giveaways represented $163,000 or 1.8% of gaming revenues, versus $108,000 or 1.4% of gaming revenues in the same quarter of 2010.  These expenses were also recognized in the gaming departmental expenses.

Depreciation and amortization expense increased by $119,000, or 25.1%, notably due to the addition of three VIP hotel rooms at Route 55, and an upgrade of the centralized, back-office accounting system.

Selling, general and administrative costs increased by $417,000, or 16.6%, due primarily to increased project development expenses, higher maintenance costs and utility expenses.

Six Months Ended June 30, 2011 and 2010:

	Six Months Ended June 30,
(in thousands, except per share data)	2011	2010	Variance $	Variance %

Total revenues	$18,429	$16,660	$1,769	10.6%
Total operating costs and expenses	17,003	15,550	1,453	9.3%
Income from operations	1,425	1,110	315	28.4%
Other expense	(210)	(334)	124	-37.1%
Net Income	$1,215	$776	$439	56.6%
Earnings per common share:
Basic	$0.14	$0.09
Diluted	$0.14	$0.09

For the six months ended June 30, 2011, our total revenues climbed approximately $1.8 million, or 10.6%, to approximately $18.4 million, from approximately $16.6 million for the same period ended June 30, 2010, notably due to a 23.5% increase in slot revenues and 8.2% increase in rooms, spa and F&B revenues at our Hotel Savannah, which more than offset the flat live games revenues.

Live game attendance declined 0.8% while slot game attendance rose 18.6%, when compared with the same six-month period a year ago, largely due to several factors, including a milder winter this year versus 2010, which recorded an average of 21 days per casino of restricted travel due to the winter severity, the absence of the FIFA World Cup, in which Germany made it to the semi-finals, and the increasing popularity of slot games with our clientele.

Combined hotel rooms, restaurant and banquet operations, and spa revenues totaled 4.6% of the Company’s total consolidated revenue.

Total operating costs and expenses increased by $1.4 million or 9.3%, mainly due to the continuation and expansion of the Company’s player loyalty reward programs that have proven successful since implementation in the last quarter of 2010.  We have also increased expenditures in promotional activities, gifts and giveaways and complimentary buffets and beverages, as detailed below, to further enhance these player loyalty programs.  These promotional costs have proven to be more cost-effective in drawing and keeping players in our casinos than general marketing initiatives which are broader in range and targeted for name exposure and event promotions.

As a result of the lower costs approach, income from operations have risen 28.4% or $315,000 from the first six months of 2010.

Other expense, representing primarily interest expense, was lower by $124,000, as a result of lower interest rates applicable to our credit facility payments.

Consequently, net income for the six months ended June 30, 2011 increased by $439,000 or 56.6%, versus the same period a year ago.

Costs and Expenses

Total costs and expenses for the six months ended June 30, 2011 and 2010 are presented below:

	For the Six Months Ended
	June 30,
(amounts in thousands)	2011	2010	Variance $	Variance %

Cost of revenues	$10,025	$9,076	$949	10.5%
Depreciation and amortization	1,156	985	171	17.4%
Selling, general and administrative	5,823	5,489	334	6.1%
Total operating costs and expenses	$17,004	$15,550	$1,454	9.4%

Cost of revenues for the six months ended June 30, 2011 increased by $949,000, or 10.5%, primarily due to volume-driven costs, such as gaming taxes, labor, and to increased player-related amenities and player-loyalty programs.

Complimentary F&B and hotel accommodations costs were recognized in gaming departmental expenses, which totaled $1.4 million or 8.1% of gaming revenues for the six months ended June 30, 2011, versus approximately $1.3 million or 8.1% of gaming revenues for the comparable six-month period in 2010.  General gifts and giveaways, which were also recognized in gaming departmental expenses, represented $338,000 or 1.9% of gaming revenues for the same six months in 2011, compared with $224,000 or 1.4% of gaming revenues for the six months ended June 30, 2010, a comparable increase of $114,000 or 51.1%.

Depreciation and amortization expense increased by $171,000, or 17.4%, largely due to the addition of three VIP hotel rooms at Route 55 and the upgrade of the centralized, back office accounting system at our operating subsidiary, ACC.

Selling, general and administrative costs of $5.8 million for the six months ended June 30, 2011 increased by $334,000 or 6.1% from the same period in 2010, principally due to higher project development costs, which were partially offset by lower overall marketing and promotional expenses.

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

Route 59

Route 59 Casino, which has a 1920’s New Orleans theme, currently includes 23 gaming tables, which consist of 13 card tables, nine roulette tables, a Slingshot multi-win roulette, and 114 video slot machines.

Route 55

Route 55 Casino, our largest casino, features an early 1950’s Miami Beach theme.  The two-story casino offers 23 tables, including 12 card tables, 10 roulette tables, a Slingshot multi-win roulette, and 124 video slot machines.  On the mezzanine level, the casino offers a full-service Italian restaurant, an open buffet area, a VIP lounge, and a VIP gaming room equipped with four gaming tables, which are included in the 23 table count.

Grand Casino Lav

The Grand Casino Lav currently has 18 gaming tables, including six roulette tables, 12 card tables, two of which are in the VIP dedicated area, 60 video slot machines, a mezzanine bar with a panoramic view overlooking the gaming floor, and a full-service nightclub.

Hotel Savannah and the Spa at Hotel Savannah

The hotel, which is connected to our Route 59 casino, features banquet halls for conference meetings and special events as well as a restaurant and bar.  To complement the hotel, we also opened a luxury spa operation, the Spa, in April 2009, which is attached to our hotel. The Spa, which is operated by a independent contractor from which we receive revenue-based fees, features a large indoor pool and offers Ayurvedic therapies to all our hotel guests and outside visitors.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2011, we had a working capital deficit of $3.1 million, a decrease in the deficit of $645,000 compared to the working capital deficit of approximately $3.8 million at December 31, 2010.  This deficit reduction for the six months ended June 30, 2011 was primarily due to the positive net income earned during that period.

As of June 30, 2011, we had fully drawn down our credit facility’s line of credit limit of CZK 35.0 million, or approximately $2.1 million.  We were in full compliance with the credit facility’s financial covenants.

Our management believes that our cash resources at June 30, 2011, in addition to the anticipated cash to be provided by existing operations, will be sufficient to satisfy our accounts payable and other current obligations and fund our operating activities for the next twelve months.  However, should cash from operations be insufficient to cover the above objectives, we may seek to raise additional debt and/or equity capital in order to fund our current liabilities, operations and growth strategies.  There is no guarantee that such funds will be available to us at favorable terms or at all, in which case we may decide to reduce our operations and our development plans.

We are obligated under various contractual commitments over the next five years.  We have no off-balance sheet arrangements.  The following is a five-year summary of our commitments as of June 30, 2011:

(in thousands)		Less than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	Thereafter

Long-term, unsecured debt, foreign (1)	$1,358	$—	$—	$1,358	$—
Long-term, secured debt, foreign (2)	6,737	1,861	4,876
Operating and capital leases (3)	627	165	295	146	21
Employment agreement (4)	225	225
Total contractual obligations	$8,947	$2,251	$5,171	$1,504	$21

(1)         Represents the outstanding 6-year loan from IMT, maturing February 21, 2016.

(2)         Represents the Company’s credit facility with Commerzbank Aktiengesellschaft, pobocka Praha (“Commerzbank”), which consists of a 4-year loan of CZK 125 million, maturing November 4, 2013, and a renewable line of credit of CZK 35 million, maturing November 4, 2012.

(3)         Includes long-term leases of Ceska casino building and corporate office space, and financial leases.

(4)         Represents salary obligation under Mr. Ramadan’s employment agreement.

PLAN OF OPERATIONS

We strive to develop and implement marketing and operational strategies that are designed to increase attendance and revenues at our existing locations in the Czech Republic, while striving to minimize costs, through cost-sharing alliances with non-competing businesses such as F&B vendors, where advantageous.  We endeavor to find synergy of operations between our Route 59 Casino and our newest operating unit, Hotel Savannah to enhance revenues, while reducing operational redundancies.  In cooperation with the adjacent hotel operation, we also plan to employ these strategies at the Grand Casino Lav, while building a solid customer base from the local and regional markets.  Further, we expect to place additional focus on developing marketing initiatives that specifically target the significant summer tourist market in that region.

Long Range Objective

Our operations are primarily in the gaming industry.  Consequently, our senior corporate management, several of whom have extensive experience in the hotel industry, are exploring ways to diversify and expand the Company’s operations through the acquisition and/or development of new, complementary non-gaming business units, such as hotels, while continuing to grow the Company’s existing operations.  We will also seek to manage or lease new business units that complement our existing operations, while acquisitions will be based on evaluations of the potential returns of projects that arise and, for certain projects, the availability of financing.

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

Interest Rate Risk

The interest rate on the majority portion of our debt, approximately $6.7 million at June 30, 2011, all from the Commerzbank credit facility, is subject to fluctuations of the Prague InterBank Offered Rate (“PRIBOR”) short-term interest rates. The credit facility was provided initially in two tranches: an amortized, four-year term loan of CZK 125 million (or approximately $7.4 million at the June 30, 2011 exchange rate), with interest based on the three-month PRIBOR plus 600 basis points, and a three-year, revolving credit line of CZK 35 million (or approximately $2.1 million at the same exchange rate), with interest based on, depending on each draw request, the one, two, three or six-month

PRIBOR plus 500 basis points. Therefore, interest expense could increase as a result of this factor.  We have not in the past and do not currently engage in interest-rate swap agreements or other types of interest-rate hedging activities.  Accordingly, we are subject to interest rate risk with respect to these obligations.  Our Company’s management evaluates our exposure to market risk by monitoring interest rates in the marketplace to determine the best course of action, if needed.  We cannot assure you that our risk management strategies will have the desired effect, and interest rate fluctuations could have a negative impact on our results of operations or financial condition.

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

PART II - OTHER INFORMATION

ITEM 1.                                                    LEGAL PROCEEDINGS

We are often subject to various contingencies, the resolutions of which, our management believes will not have a material adverse effect on our consolidated financial position or results of operations.  We were not involved in any material litigation during the quarter ended June 30, 2011, or through the date of this filing.

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

ITEM 5.                                                    OTHER INFORMATION

We held our 2011 Annual Meeting of Stockholders on June 27, 2011 at our Savannah Hotel, in Chvalovice-Hatě 198, Znojmo 66902, Czech Republic.  There were a total of 8,871,640 shares of common stock of the Company which could be voted and 6,069,688 shares were represented at the meeting by the holders thereof in person and by proxy, which constituted a quorum.  The votes were as follows:

1.                                       Election of Directors, for One-year Term expiring in 2011:

	For	Withheld	Not Voted
Geoffrey B. Baker	5,681,149	4,772	383,767

Timothy G. Ewing	5,681,149	4,772	383,767

Julio E. Heurtematte, Jr.	5,681,149	4,772	383,767

Rami S. Ramadan	5,667,849	18,072	383,767

Malcolm M.B. Sterrett	5,681,149	4,772	383,767

2.                                       Ratification of the appointment of Rothstein, Kass & Company, P.C. as the Company’s independent accountants for the fiscal year ending December 31, 2011:

For	Against	Abstain
6,048,985	400	20,303

As a result of such voting, all matters presented to the stockholders at the Annual Meeting were approved by the requisite vote.

ITEM 6.                                                    EXHIBITS

Reference is made to the Exhibit Index hereinafter contained.

TRANS WORLD CORPORATION
EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE SIX MONTHS ENDED JUNE 30, 2011

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

(101)

The following financial information from Trans World Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed with the SEC on August 8, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Income for the three and six-month month periods ended June 30, 2011 and 2010, (ii) the Consolidated Balance Sheet at June 30, 2011 and December 31, 2010, (iii) the Consolidated Statement of Cash Flows for the six-month periods ended June 30, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements.*

*Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS WORLD CORPORATION

Date: August 8, 2011	By:	/s/ Rami S. Ramadan
President, Chief Executive Officer and
Chief Financial Officer
(Principal Executive and Financial Officer)