Form 10-Q
period 2011-09-30
TRANS WORLD CORP
filed 2011-11-09
CIK 914577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of outstanding shares of the registrant’s common stock as of November 7, 2011 was 8,871,640.

TRANS WORLD CORPORATION AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2011

INDEX

		Page
PART 1 — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS:

	Condensed Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010	1

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Nine and Three Months Ended September 30, 2011 and 2010 (unaudited)	2

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010 (unaudited)	3

	Notes to Condensed Consolidated Interim Financial Statements (unaudited)	4

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12

ITEM 4.	CONTROLS AND PROCEDURES	19

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	19

ITEM 1A.	RISK FACTORS	19

ITEM 5.	OTHER INFORMATION	19

ITEM 6.	EXHIBITS	20

	SIGNATURES	24

i

ITEM 1.	FINANCIAL STATEMENTS

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2011 and December 31, 2010

(in thousands, except for share data)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$3,817	$2,621
Prepaid expenses	619	960
Notes receivable, current portion	350	387
Other current assets	392	295

Total current assets	5,178	4,263

PROPERTY AND EQUIPMENT, less accumulated depreciation of $12,923 and $10,749, respectively	36,273	35,746

OTHER ASSETS:
Goodwill	6,717	6,365
Notes receivable, less current portion	982	934
Deposits and other assets	3,576	3,036

Total other assets	11,275	10,335

	$52,726	$50,344

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Long-term debt, current maturities	$1,731	$1,640
Capital lease, current portion	31	43
Accounts payable	530	889
Interest payable	54	66
Czech tax accrual	3,258	3,955
Accrued expenses and other current liabilities	1,935	1,448

Total current liabilities	7,539	8,041

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	5,365	6,314
Capital lease, less current portion	65	57

Total long-term liabilities	5,430	6,371

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:

Preferred stock, $0.001 par value, 4,000,000 shares authorized, none issued
Common stock, $0.001 par value, 20,000,000 shares authorized, 8,871,640 shares, issued and outstanding, respectively	9	9
Additional paid-in capital	52,099	51,975
Accumulated other comprehensive income	9,323	7,545
Accumulated deficit	(21,674)	(23,597)

Total stockholders’ equity	39,757	35,932

	$52,726	$50,344

See accompanying notes to condensed consolidated interim financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

Nine and Three Months Ended September 30, 2011 and 2010

(in thousands, except for share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$28,275	$24,626	$9,846	$7,967

COSTS AND EXPENSES:

Cost of revenues	15,239	13,570	5,214	4,494
Depreciation and amortization	1,706	1,495	550	509
Selling, general and administrative	9,101	7,873	3,278	2,385
	26,046	22,938	9,042	7,388

INCOME FROM OPERATIONS	2,229	1,688	804	579

OTHER EXPENSE:

Interest expense, net	(306)	(457)	(96)	(124)

NET INCOME	1,923	1,231	708	455

Other comprehensive income (loss), foreign currency translation adjustments, net of tax	1,778	500	(3,070)	5,298

COMPREHENSIVE INCOME (LOSS)	$3,701	$1,731	$(2,362)	$5,753

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	8,871,640	8,871,640	8,871,640	8,871,640
Diluted	8,924,359	8,919,987	8,924,359	8,919,987

EARNINGS PER COMMON SHARE:
Basic	$0.22	$0.14	$0.08	$0.05
Diluted	$0.22	$0.14	$0.08	$0.05

See accompanying notes to condensed consolidated interim financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2011 and 2010

(in thousands)

	Nine Months Ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,923	$1,231
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,706	1,495
Stock-based compensation expense	104	178
Stock issued for services
Warrants issued for services	12	12
Deferred compensation to be paid as stock	8	8
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	399	1,568
Deposits and other assets	200	(1,279)
Accounts payable	(402)	326
Interest payable	(16)	(218)
Czech tax accrual	(956)	(1,242)
Accrued expenses and other current liabilities	402	(258)
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,380	1,821

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(739)	(210)
Repayment on receivable	81	146
Purchases related to Hotel Savannah and the Spa	(14)	(90)
NET CASH USED IN INVESTING ACTIVITIES	(672)	(154)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	1,213	1,198
Principal payments on long-term debt	(2,579)	(2,674)
NET CASH USED IN FINANCING ACTIVITIES	(1,366)	(1,476)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(146)	(557)

NET INCREASE (DECREASE) IN CASH	1,196	(366)

CASH:
Beginning of period	2,621	2,582

End of period	$3,817	$2,216

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$306	$675

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired via accounts payable	$73	$

See accompanying notes to condensed consolidated interim financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except for share data)

1.              Basis of Presentation and Consolidation.

The accompanying unaudited condensed consolidated interim financial statements of Trans World Corporation and Subsidiaries (collectively, the “Company,” “TWC,” “we,” “our” or “us”) as of September 30, 2011 and December 31, 2010 and for the nine and three months ended September 30, 2011 and 2010 reflect all adjustments of a normal and recurring nature to fairly present the consolidated financial position, results of operations and cash flows for the interim periods. The financial statements of all foreign subsidiaries consolidated herein have been converted in accordance with accounting principles generally accepted in the United States of America (“US GAAP” or “GAAP”) for financial presentation purposes. All significant intercompany transactions and account balances have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements have been prepared by the Company according to the instructions of Form 10-Q and pursuant to the U.S. Securities and Exchange Commission’s (“SEC”) accounting and reporting requirements under Regulations S-X and S-K. Pursuant to these instructions, certain financial information and footnote disclosures normally included in such consolidated financial statements have been condensed or omitted.

In management’s opinion, all adjustments considered necessary for fair presentation of financial position, results of operations and cash flows of the Company have been included. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the nine and three months ended September 30, 2011 are not necessarily indicative of the results that may occur for the year ending December 31, 2011.

The condensed consolidated balance sheet as of December 31, 2010 was derived from the Company’s audited financial statements but does not include all disclosures required by US GAAP.  All monetary amounts set forth in these financial statements are in United States dollars (“USD” or “$”) unless otherwise stated herein.

2.              Nature of Business

Trans World Corporation, a Nevada corporation, and Subsidiaries are primarily engaged in the gaming and hotel business in the Czech Republic.

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

3.              Commitments and Contingencies.

Lease Obligations - The Company is obligated under several operating leases expiring through 2018.  Future aggregate minimum annual rental payments under all of these leases for the next five years are as follows:

Twelve Months Ending September 30,
2012	$121
2013	$118
2014	$119
2015	$80
2016	$40

Rent expense under these operating leases was approximately $91 and $90 for the nine months ended September 30, 2011 and 2010, respectively.

The Company is also obligated under certain five-year, slot equipment operating leases, the projected costs of which are not included in the table above due to fluctuating inventory, expiring in 2011 and 2012, which provide for a monthly fixed rental fee per slot machine, and an option for replacement to a different/newer machine during the term of the lease.  In the third quarter of 2011, the Company’s slot lease expenses were approximately $674 versus $546 in the comparable period in 2010, while for the first nine months of 2011, they were $1,978 versus $1,657 for the comparable period in 2010.

Employment Agreements - The Company’s July 1, 2005 employment agreement with its Chief Executive Officer (“CEO”), Mr. Rami S. Ramadan, absent the intervention of either party by September 30th of each year, renewed automatically for another calendar year, currently ending December 31, 2012.  In addition to a perpetually renewable employment term of one year absent the intervention of either party, the agreement provides for annual compensation, plus participation in the Company’s benefits programs and equity incentive plans. As of September 30, 2011, approximately $113 of annual compensation remains payable in 2011.

401 (k) and Profit Sharing Plan - The Company maintains a contributory 401(k) plan and a profit sharing plan.  These plans are for the benefit of all eligible corporate employees, who may have up to 16.5% of their salary withheld, not to exceed the maximum federally allowed amount.  The Company makes an employer-matching contribution of 60 cents for each employee dollar contributed.

Notes Receivable - The Replacement Loan is secured by nine legally-binding receivable (demand) notes, which can be presented at any time to the owner’s bank for the satisfaction of the Replacement Loan.  As of September 30, 2011, TWC expects an aggregate notes receivable, current portion of approximately $350 from the GCL owners in the next twelve months, based on the assurance of the GHL owners and the payment collectability of the nine demand notes TWC holds.  In the event of a sale of the business, the Replacement Loan would be assumed by the new owner. TWC management believes the loan is fully collectible.

Advance Receivable - In August 2009, in pursuit of obtaining a gaming license in Hungary, TWC partnered with Vigotop Limited, a Cyprus-based company, to form a Hungarian company, KC Bidding Kft. (“KCB”), in which TWC became holder of a 25% equity interest. Subsequently, TWC extended KCB a three-year, 1.0% interest per annum loan of approximately €930, or approximately $1,300, to form a Hungarian license concession company, SDI Europe Kft. (“SDI”), for the purpose of eventually operating the Class I casino in Hungary. SDI is a wholly-owned subsidiary of KCB. Through SDI’s intermediary, IMT LLC (“IMT”), a Delaware-incorporated company, TWC received a three-year, 2.1505% interest per annum loan of approximately $1,300. TWC expects the full lump sum repayment of the loan, upon maturity, from KCB, to offset its outstanding loan with IMT LLC. TWC management believes the loan to KCB is fully collectible. In the event KCB defaults in its repayment obligation to ACC with respect to the above mentioned loan, IMT will cancel the loan obligation from ACC to IMT and ACC will no longer be obligated to pay off the loan principal of approximately €930, or $1,300.

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

On April 26, 2011, KCB received a Hungarian court summons for a hearing, which has been moved to January 10, 2012, pursuant to a counterplea on August 30, 2011.  KCB’s attorneys are drafting a statement of defense for this hearing. In its letters and statement of defense, KCB is accusing the Hungarian government of acting in bad faith and is prepared to take the appropriate legal actions if necessary.  KCB’s attorneys believe that KCB has a strong legal case against the MOE. Notwithstanding the foregoing, litigation results are never predictable. Further, by virtue of an existing agreement between Vigotop and TWC, all costs associated with obtaining the casino license were and will be borne by Vigotop. In the opinion of TWC’s management, after consultation with legal counsel, the amount of ultimate liability with respect to these actions will not materially affect the Company’s consolidated financial statements and/or results of operations.

Taxing Jurisdiction - The Czech Republic currently has a number of laws related to various taxes imposed by governmental authorities.  Applicable taxes include gaming tax, value-added tax or VAT, charity tax, and payroll (also known as “social”) taxes.  Tax declarations, together with other legal compliance areas (as examples, customs and currency control matters) are subject to review and investigation by a number of governmental authorities, which are enabled by law to impose fines, penalties and interest charges, create tax risks in the Czech Republic.  Management believes that it has adequately provided for its Czech tax liabilities as of September 30, 2011.

Legal Proceedings - The Company is often subject to various contingencies, the resolutions of which, its management believes will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.  TWC was not involved in any material litigation during the quarter ended September 30, 2011, or through the date of this filing.

4.              Liquidity.

As of September 30, 2011, the Company had a working capital deficit of approximately $2,361, a decrease in the deficit of $1,417 compared to the working capital deficit of $3,778 at December 31, 2010.

As of September 30, 2011, the Company had fully drawn down its credit facility’s credit line limit of Czech Koruna (“CZK”) 35,000, or approximately $1,900.  The Company was, on such date, in full compliance with the credit facility’s financial covenants.

The Company’s management believes that its cash resources at September 30, 2011, in addition to the anticipated cash to be provided by existing operations, will be sufficient to satisfy its accounts payable and other current obligations and fund its operating activities for the next twelve months.  However, should cash from operations be insufficient to cover the above objectives, the Company may seek to raise additional debt and/or equity capital in order to fund its current liabilities, operations and growth strategies.  There is no guarantee that such funds will be available to TWC at favorable terms or at all, in which case the Company may decide to reduce its operations and/or its development plans.

5.              Summary of Selected Significant Accounting Policies.

(a)          Revenue recognition - The Company complies with requirements for revenue recognition in financial statements. Casino revenue is defined as the net win from gaming activities, which is the difference between gaming wagers and the amount paid out to patrons, and is recognized on the day it is earned. Revenues generated from ancillary services, including lodging, sales of food, beverage, cigarettes, and casino logo merchandise are recognized at the time the related services are performed and represent as of September 30, 2011, on an aggregate basis, approximately 4.4% of total revenues.

(b)         Earnings per share - The Company complies with accounting and disclosure requirements regarding earnings per share. Basic earnings (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share incorporate the dilutive effect of common stock equivalents on an average basis during the period. The

Company’s common stock equivalents currently include stock options, warrants and deferred compensation stock. Thus, unexercised stock options to purchase up to 837,950 and 838,525 shares as of September 30, 2011 and September 30, 2010, respectively, were included in the computation of diluted earnings per common share, if such unexercised stock options were “in-the-money” and vested at quarter end. Warrants to purchase up to 75,000 shares were also included, if they were “in-the-money” and vested. In addition, 52,678 and 48,258 issuable shares, as of September 30, 2011 and September 30, 2010, respectively, under the Company’s Deferred Compensation Plan were also included in the computation.

A table illustrating the impact of dilution on earnings per share, based on the treasury stock method, is presented below:

	(UNAUDITED)
	For the Nine Months Ended		For the Three Months Ended
(amounts in thousands, except for	September 30,		September 30,
share information)	2011	2010	2011	2010
Basic Earnings Per Share:
Net earnings	$1,923	$1,231	$708	$455

Weighted average common shares	8,871,640	8,871,640	8,871,640	8,871,640

Basic earnings per share	$0.22	$0.14	$0.08	$0.05

Diluted Earnings Per Share:
Net earnings	$1,923	$1,231	$708	$455

Weighted average common shares	8,871,640	8,871,640	8,871,640	8,871,640

Addition due to the effect of dilutive securities:
Stock options and warrants (1)	41	89	41	89
Stock issuable under the Deferred Compensation Plan	52,678	48,258	52,678	48,258

Dilutive potential weighted average common shares	8,924,359	8,919,987	8,924,359	8,919,987

Diluted earnings per share	$0.22	$0.14	$0.08	$0.05

(1) Per the treasury stock method.

(c)          Goodwill - Goodwill represents the excess of the cost of the Company’s Czech subsidiaries over the fair value of their net assets at the date of acquisition, which consisted of the Ceska and Rozvadov casinos and the land in Hate, which is currently, the Route 59 Casino. Goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. The Company has allocated the goodwill over two reporting units that are components of the operating segment “Czech subsidiaries” and are classified as the “German reporting unit” which consists of the Ceska and Rozvadov casinos, and the “Austrian reporting unit” which consists of the Route 55 and Route 59 casinos and the Hotel Savannah. The impairment assessment requires the Company to compare the fair value of its two reporting units to their respective carrying values to determine whether there is an indication that an impairment exists. The fair value of the two reporting units were determined through a combination of recent appraisals of the Company’s real property and a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”), which was based on the Company’s experience and data from independent, third parties. As required, the Company performed its required annual fair-value based testing of the carrying value of goodwill related to its two reporting units at September 30, 2011, and determined that goodwill was not impaired at September 30, 2011. (See also “(m) New accounting pronouncements.”

(d)         Property and Equipment - Property and equipment is stated at cost less accumulated depreciation and amortization.  TWC capitalizes the cost of improvements that extend the life of the asset and expenses maintenance and repair costs as incurred.  The Company provides for depreciation and amortization using the straight-line method over the following estimated useful lives:

Asset	Estimated Useful Life

Building and improvements	5-50 years
Gaming equipment	4-12 years
Furniture, fixtures and other equipment	4-12 years

At September 30, 2011 and December 31, 2010, property and equipment consisted of the following:

	As of September 30, 2011	As of December 31, 2010
	(unaudited)

Land	$2,755	$2,610
Building and improvements	32,830	29,898
Furniture, fixtures and other equipment	13,611	13,987

	49,196	46,495
Less accumulated depreciation and amortization	(12,923)	(10,749)

	$36,273	$35,746

(e)          Impairment for long-lived assets - The Company adheres to GAAP for the impairment on disposal of long-lived assets and periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived assets, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists. If an asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value. An estimate of the asset’s fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. The Company reports an asset to be disposed of at the lower of its carrying value or its estimated net realizable market value. There were no impairment losses for long-lived assets recorded for the nine months ended September 30, 2011.

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

The impact of foreign currency translation on goodwill is presented below:

	Applicable	Goodwill
	Foreign Exchange	German		Austrian
As of September 30, 2011 (in thousands, except FX)	Rate (“FX”) (2)	reporting unit		reporting unit		Total
Residual balance, as of January 1, 2003 (in USD) (1)		USD	3,042	USD	537	USD	3,579

USD residual balance, translated at June 30, 1998 (date of acquisition) FX rate of:	33.8830	CZK	103,077	CZK	18,190	CZK	121,267

2003 CZK balance, translated to USD, at September 30, 2011 FX of:	18.0545	USD	5,709	USD	1,008	USD	6,717

Net increase to Goodwill (adjustment made to Translation Adjustment in consolidation):		USD	2,667	USD	471	USD	3,138

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

(h)         Comprehensive income (loss) — The Company complies with GAAP accounting and reporting requirements for reporting comprehensive income (loss). Those requirements establish rules for reporting and display of comprehensive income (loss) and its components.  Furthermore, they require the Company’s change in the foreign currency translation adjustments to be included in other comprehensive income (loss).

(i)             Promotional allowances — Promotional allowances primarily consist of food and beverages (“F&B”) and, to certain of its valuable players, hotel accommodations, all of which are furnished gratuitously.  For the nine months ended September 30, 2011 and 2010, revenues do not include the retail amount of food and beverages and hotel accommodations of $5,071 and $4,432, respectively, provided at no-charge to customers. The retail value of the food and beverages given away is determined by dividing the food and beverage costs charged to the gaming operation of $1,957 and $1,857, for the respective periods, by the average percentage of cost of food and beverages sold.  The cost of hotel accommodations is either the out-of-pocket expenses paid to other hotels or the retail charge of rooms at the Hotel Savannah. The promotional allowances are summarized below:

	(UNAUDITED)
	For the Nine Months Ended		For the Three Months Ended
	September 30,		September 30,
(amounts in thousands)	2011	2010	2011	2010

Cost of gratuitous food and beverages (A)	$1,957	$1,857	$666	$590
Average cost of food and beverages sold(B)	38.63%	41.94%	35.84%	39.60%

Retail value of food and beverages (A/B)	$5,066	$4,428	$1,858	$1,490
Cost of hotel accommodations	5	4	2	1
Total promotional allowances	$5,071	$4,432	$1,860	$1,491

(j)             Czech taxes — The majority of TWC’s revenues are derived from gaming operations in the Czech Republic, which are subject to gaming and charity taxes only, while its non-gaming revenues, which are not material, have minor corporate income tax liabilities under Czech law.  TWC’s gaming and charity taxes are presented in the following table:

	(UNAUDITED)
	For the Nine Months Ended		For the Three Months Ended
	September 30,		September 30,
(amounts in thousands)	2011	2010	2011	2010

Gaming taxes (live games and slots)	$1,214	$1,132	$431	$348
Charity taxes	2,227	1,930	780	624
Total gaming taxes	$3,441	$3,062	$1,211	$972

Czech taxes are computed on gross gaming revenues, which are comprised of live (table) games and slot games revenues. For live game revenue, the applicable taxes and fees are: (i) a 10% administration tax; (ii) a 1% state supervision fee; and (iii) a charity contribution (tax) (herein referred to as the “charity tax”) according to a gross revenue formula specified by the Czech Ministry of Finance, net of the aforementioned taxes and fees. The applicable charity tax rate is determined separately on annual live game and slot game revenues, net of the above taxes and fees.  Therefore, for all gaming revenue, net of applicable taxes and fees, up to CZK 50,000, or approximately $2,800 using the September 30, 2011 exchange rate, a 6% charity tax applies; up to CZK 100,000, or around $5,600 at the same exchange rate, an 8% rate applies; up to CZK 500,000, or approximately $27,800 at the same exchange rate, a 10% rate applies; and above the CZK 500,000 gaming revenue threshold, a 15% rate applies.  For slot game revenue, the applicable assessment is the charity tax for publicly beneficial, cultural, sporting and welfare purposes, net of local (municipality) administration and slot state-licensing fees.

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

In conformity with the European Union (“EU”) taxation legislation, when the Czech Republic joined the EU in 2004, its value added tax (“VAT”) increased from a range of 5% to 22%, beginning in January 2004, up to a range of 9% to 19%, by December 31, 2009 for all intra-EU generated purchases. All non-EU generated purchases were impacted by identical VAT increases, beginning in May 2004.  Effective January 1, 2010, VAT rates increased to a range of 10% to 20% in the Czech Republic.  The Company pays its VAT directly to its vendors in connection with any purchases that are subject to this tax.  Unlike in other industries, VATs are not recoverable for gaming operations under the EU taxation system.  As for the Company’s new hotel operation, Hotel Savannah, the recoverable VAT was non-material for the three and nine month periods in 2011 and 2010, respectively.

(k)          Income taxes — The Company complies with GAAP accounting and reporting requirements with respect to accounting for U.S. Federal and State income taxes, which require an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed for differences between the financial statement and the tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.  Accounting for income taxes prescribes, among other things, a recognition threshold and measurement attributes for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return. Accounting for income taxes utilizes a two-step approach for evaluating uncertain tax positions. Step one or recognition, requires a company to determine if the weight of available evidence indicates a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two or measurement, is based on the largest amount of benefit, which is more likely than not to be realized on settlement with the taxing authority. The Company is subject to income tax examinations by major taxing authorities for all tax years subsequent to 2007. The adoption of the provisions of accounting for income taxes did not have a material impact on the Company’s consolidated financial statements. However, management’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulation and interpretations, thereof.  During the nine months ended September 30, 2011, the Company recognized no adjustments for uncertain tax positions.

(l)             Recently issued and adopted accounting standards:

In April 2010, the Financial Accounting Standards Board (the “FASB”) issued a standards update, which requires that a gaming entity should not accrue a jackpot liability (or portions thereof) before the jackpot is won if the entity is not obligated to pay out that jackpot. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. The Company adopted the pronouncement on January 1, 2011 resulting in no impact to the Company’s consolidated balance sheets, statements of income and cash flows.

In December 2010, the FASB issued a standards update on when to perform Step 2 of the Goodwill Impairment Test for reporting units with zero or negative carrying amounts. This update provides amendments to a previous standard codification that required an entity to perform Step 2 impairment test even if a reporting unit has zero or negative carrying amount. Step 1 tests whether the carrying amount of a reporting unit exceeds its fair value. Previously reporting units with zero or negative carrying value passed Step 1 because the fair value was generally greater than zero. Step 2 requires that impairment testing and impairment valuation be calculated in between annual tests if an event or circumstances indicate that it is more likely than not that goodwill has been impaired. The standard codification was effective beginning January 1, 2011. As a result of this standard, goodwill impairments may be reported sooner than under current practice. The adoption of this guidance on January 1, 2011 did not have a material effect on the Company’s consolidated financial statements.

In December 2010, the FASB issued a standards update on business combinations, with emphasis on disclosure of supplementary pro forma information for business combinations.  This standards update requires that if a public entity presents comparative financial statements, the entity should disclose only revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. This standards update also expands the disclosure requirements regarding supplemental pro forma adjustments to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This standards update was effective prospectively for business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2010 (the first quarter of fiscal 2011 for the Company). The Company will provide the supplementary pro forma information in connection with any future business combinations.

(m)       New accounting pronouncements:

Effective for the first quarter of 2012, a new accounting standard will require the presentation of net income and other comprehensive income either as a continuous statement or as two separate statements.  These amendments eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and require that all changes in stockholders’ equity—except investments by, and distributions to, owners—be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  We have not yet decided on the format that will be used in future periods. The standard will not change the recognition or measurement of net income or other comprehensive income.

In September 2011, the FASB amended the authoritative guidance regarding the testing for Goodwill Impairment.  Under the amendments, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value reporting of a reporting unit is less than the carrying amount, then performing the two-step impairment test is unnecessary.  The changes are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, however, early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011.  The Company does not intend to make an early adoption of this standard.

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

•                                          the impact of fluctuations of currencies on revenue we receive or on expenses we incur;

•                                          the weather conditions in the markets that we serve; and,

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

The consolidated balance sheet totals of the Company’s foreign subsidiaries at September 30, 2011 and December 31, 2010 were converted to USDs using the interbank exchange rates, as reported at www.oanda.com, which are depicted in the following table:

As of	USD	CZK
September 30, 2011	1.00	18.0545
December 31, 2010	1.00	19.0532

Critical Accounting Policies

The discussion and analysis of our consolidated financial condition and results of operations are based upon our condensed consolidated financial statements. These condensed financial statements have been prepared following the US GAAP and by Article 8 of Regulation S-X for interim periods and require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to potential impairment of goodwill and share-based compensation expense. As these are condensed consolidated financial statements, the reader should also review expanded information about our critical accounting policies and estimates provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-K for the year ended December 31, 2010. There have been no material changes to our critical accounting policies and estimates from the information provided in our Form 10-K for the year ended December 31, 2010, except as provided herein.

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

Review of the Condensed Consolidated Interim Results of the Company:

Three Months Ended September 30, 2011 and 2010:

	Three Months Ended September 30,
(in thousands, except per share data)	2011	2010	Variance $	Variance %
	(unaudited)	(unaudited)

Total revenues	$9,846	$7,967	$1,879	23.6%
Total operating costs and expenses	9,042	7,388	1,654	22.4%
Income from operations	804	579	225	38.9%
Other expense	(96)	(124)	28	-22.6%
Net Income	$708	$455	$253	55.6%
Earnings per common share:
Basic	$0.08	$0.05
Diluted	$0.08	$0.05

Our third quarter total revenues rose to $9.8 million, from approximately $8.0 million for the quarter ended September 30, 2010.  When compared to the same quarter in 2010, the increase was due in large part to several performance factors: (i) a four percentage point (“ppt”) improvement in consolidated WP; (ii) a five percent increase in overall DpH; (iii) an approximate 25% increase in slot revenues; and (iv) a 10.8ppt increase in occupancy at our Hotel Savannah.  The business improvement was attributable to favorable weather, the rebound of our Ceska casino in 2011 from a new competitor that began operation in 2010, and positive impact of foreign exchange rates, combined with the absence of significant live game losses in 2010 at our largest casino, Route 55.  In the third quarter, live game attendance was flat while slot attendance rose 15.9%, for the three months ended September 30, 2011 versus the same three months a year ago.  Total revenues were further enhanced by double-digit growth in ancillary revenues, such as food and beverages (“F&B”), hotel room, and spa revenues.  F&B, rooms and spa revenues aggregated approximately 5.2% of total revenue generated for the quarter ended September 30, 2011 versus 5.6% for the same quarter a year ago.

Operating costs and expenses increased approximately $1.7 million or 22.4%, from approximately $7.4 million for the quarter ended September 30, 2010 to approximately $9.0 million for the quarter ended September 30, 2011, mainly due to volume-based gaming taxes and payroll, higher promotional costs related to our players loyalty programs, and higher depreciation and amortization expenses for the comparable periods.

Income from operations increased by $225,000 or 38.9%, to $804,000, in the third quarter of 2011 from income from operations of $579,000 for the third quarter of 2010, as a result of the above factors.

Other expense for the quarter ended September 30, 2011 decreased by $28,000, or 22.6%, to $96,000 from $124,000 for the same quarter last year, and represents lower interest paid on the Company’s credit facility, resulting from lower interest rates.

As a result of the above, net income for the three months ended September 30, 2011 increased by $253,000, or 55.6%, to $708,000, versus a net income of $455,000 for the three months ended September 30, 2010.

Costs and Expenses

Total costs and expenses for the three months ended September 30, 2011 and 2010 are presented below:

	For the Three Months Ended
	September 30,
(amounts in thousands)	2011	2010	Variance $	Variance %
	(unaudited)	(unaudited)

Cost of revenues	$5,214	$4,494	$720	16.0%
Depreciation and amortization	550	509	41	8.1%
Selling, general and administrative	3,278	2,385	893	37.4%
Total operating costs and expenses	$9,042	$7,388	$1,654	22.4%

Cost of revenues for the quarter ended September 30, 2011 increased by $720,000, or 16.0%, primarily due to volume-driven gaming taxes, payroll and promotional allowance expenses.  The complimentary F&B, hotel accommodations and other minor costs were recognized in the gaming departmental expenses, which totaled approximately $693,000 or 7.5% of gaming revenues for the three months ended September 30, 2011, compared with $619,000 or 8.3% of gaming revenues for the comparable quarter last year.  General gifts and giveaways represented $190,000 or 2.1% of gaming revenues, versus $146,000 or 2.0% of gaming revenues in the same quarter of 2010.  These expenses were also recognized in the gaming departmental expenses.

Depreciation and amortization expense increased by $41,000, or 8.1%, largely due to the addition of three VIP hotel rooms at Route 55, and an upgrade of the centralized, back-office accounting system at our operating subsidiary, ACC, in the CZ.

Selling, general and administrative costs increased by $893,000, or 37.4%, due largely to higher project development costs and increased marketing and promotional expenses.

Nine Months Ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
(in thousands, except per share data)	2011	2010	Variance $	Variance %
	(unaudited)	(unaudited)

Total revenues	$28,275	$24,626	$3,649	14.8%
Total operating costs and expenses	26,046	22,938	3,108	13.5%
Income from operations	2,229	1,688	541	32.0%
Other expense	(306)	(457)	151	-33.0%
Net Income	$1,923	$1,231	$692	56.2%
Earnings per common share:
Basic	$0.22	$0.14
Diluted	$0.22	$0.14

Total revenues for the first nine months increased by $3.6 million, or 14.8%, to approximately $28.3 million, from $24.6 million for the same period ended September 30, 2010, largely due to an approximate $2.8 million or 23.9% increase in slot revenues, supported by a 17.7% increase in slot attendance.  Rooms and F&B revenues were up 16.7% and 16.1%, respectively, from the same nine months a year ago.

Although live game attendance was flat compared to last year, slot attendance was considerably up, reflecting the increasing popularity of electronic games with our clientele.  Operational results this year were very positive when compared with last year, which had experienced severe snowfalls and dangerous road conditions that restricted travel for an average of 21 days in the first quarter of 2010 and the negative impact of the 2010 FIFA World Cup soccer matches held in mid-June to mid-July 2010.

Total revenues from hotel rooms, F&B, and spa services totaled approximately 4.4% of the Company’s consolidated revenue for the nine months ended September 30, 2011, compared with 4.9% for the same 2010 period.

Total operating costs and expenses increased by $3.1 million or 13.5%, mainly due to the continuation and expansion of the Company’s player loyalty reward programs that have proven successful since implementation in the fourth quarter of 2010.  We have also increased expenditures in promotional activities, gifts and giveaways and complimentary buffets and beverages, to further enhance these player loyalty programs.  These promotional costs have proven to be more cost-effective in drawing and keeping players in our casinos than general marketing initiatives which are broader in range and targeted for name exposure and event promotions.

As a result of the above, income from operations has risen 32.0% or $541,000 from the first nine months of 2010.

Other expense, representing primarily interest expense, was down by $151,000, as a result of lower interest rates applicable to our credit facility payments.

Consequently, net income for the first nine months ended September 30, 2011 increased by $692,000 or 56.2%, versus the same period a year ago.

Costs and Expenses

Total costs and expenses for the nine months ended September 30, 2011 and 2010 are presented below:

	For the Nine Months Ended
	September 30,
(amounts in thousands)	2011	2010	Variance $	Variance %
	(unaudited)	(unaudited)

Cost of revenues	$15,239	$13,570	$1,669	12.3%
Depreciation and amortization	1,706	1,495	211	14.1%
Selling, general and administrative	9,101	7,873	1,228	15.6%
Total operating costs and expenses	$26,046	$22,938	$3,108	13.5%

Cost of revenues for the nine months ended September 30, 2011 increased by approximately $1.7 million, or 12.3%, primarily due to volume-driven costs, such as gaming taxes, labor, and to increased player-related promotional allowances and players loyalty programs.

Complimentary F&B and hotel accommodations costs were recognized in gaming departmental expenses, which totaled $2.1 million or 7.9% of gaming revenues for the nine months ended September 30, 2011, versus approximately $1.4 million or 8.1% of gaming revenues for the comparable nine-month period in 2010.  General gifts and giveaways, which were also recognized in gaming departmental expenses, represented $528,000 or 2.0% of gaming revenues for the same nine months in 2011, compared with $338,000 or 1.9% of gaming revenues for the nine months ended September 30, 2010, a comparable increase of $190,000 or 56.2%.

Depreciation and amortization expense increased by $211,000, or 14.1%, largely due to the addition of three VIP hotel rooms at Route 55 and the upgrade of the centralized, back office accounting system at our operating subsidiary, ACC.

Selling, general and administrative costs of $9.1 million for the nine months ended September 30, 2011 increased by $1.2 million or 15.6% from the same period in 2010, principally due to higher project development costs, which were partially offset by lower overall marketing and promotional expenses.

Our Facilities:

Each of our casinos offers a restaurant and a full bar, and in the larger units, lounge areas and multiple bars.  All of our casinos operate under the trademarked ACC brand.

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

Route 55

Route 55 Casino, our largest casino, features an early 1950’s Miami Beach theme.  The two-story casino offers 23 tables, including 12 card tables, 10 roulette tables, a Slingshot multi-win roulette, and 124 video slot machines.  On the mezzanine level, the casino offers a full-service Italian restaurant, an open buffet area, a VIP lounge, a VIP gaming room equipped with four gaming tables, which are included in the 23 table count, and three hotel-like guest rooms for our VIPs’ complimentary use.

Grand Casino Lav

The Grand Casino Lav currently has 18 gaming tables, including six roulette tables, 12 card tables, two of which are in the VIP dedicated area, 60 video slot machines, a mezzanine bar with a panoramic view overlooking the gaming floor, and a full-service nightclub.

Hotel Savannah and the Spa at Hotel Savannah

The hotel, which is connected to our Route 59 casino, features banquet halls for conference meetings and special events as well as a restaurant and bar.  To complement our hotel, we also opened a luxury spa operation, the Spa, in April 2009, which is attached to our hotel. The Spa, which is operated by a independent contractor from which we receive revenue-based fees, features a large indoor pool and offers Ayurvedic massage therapies to all our hotel guests and outside visitors.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2011, we had a working capital deficit of $2.3 million, a decrease in the deficit of approximately $1.5 million compared to the working capital deficit of approximately $3.8 million at December 31, 2010.

As of September 30, 2011, we had fully drawn down our credit facility’s credit line limit of CZK 35 million, or approximately $1.9 million.  We were, on such date, in full compliance with the credit facility’s financial covenants.

Our Company’s management believes that our cash resources at September 30, 2011, in addition to the anticipated cash to be provided by existing operations, will be sufficient to satisfy our accounts payable and other current obligations and to fund our operating activities for the next twelve months.  However, should cash from operations be insufficient to cover the above objectives, we may seek to raise additional debt and/or equity capital in order to fund our current liabilities, operations and growth strategies.  There is no guarantee that such funds will be available to us on favorable terms or at all, in which case we may decide to reduce our operations and/or our development plans.

We are obligated under various contractual commitments over the next five years.  We have no off-balance sheet arrangements.  The following is a five-year summary of our commitments as of September 30, 2011:

(in thousands)		Less than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	Thereafter

Long-term, unsecured debt, foreign (1)	$1,263	$—	$—	$1,263	$—
Long-term, secured debt, foreign (2)	5,833	1,731	4,102
Operating and capital leases (3)	591	159	302	120	10
Employment agreement (4)	113	113

Total contractual obligations	$7,800	$2,003	$4,404	$1,383	$10

(1)          Represents the outstanding 6-year loan from IMT, maturing February 21, 2016.

(2)          Represents the Company’s credit facility with Commerzbank Aktiengesellschaft, pobocka Praha (“Commerzbank”), which consists of a 4-year loan of CZK 125 million ($6.9 million), maturing November 4, 2013, and a renewable line of credit of CZK 35 million ($1.9 million), maturing November 4, 2012.

(3)          Includes long-term leases of Ceska casino building and corporate office space, and financial leases.

(4)          Represents remaining salary obligation under Mr. Ramadan’s employment agreement.

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

We are often subject to various contingencies, the resolutions of which, our management believes will not have a material adverse effect on our consolidated financial position or results of operations.  We were not involved in any material litigation during the quarter ended September 30, 2011, or through the date of this filing.

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

On October 14, 2011, the Czech Parliament passed an amendment to the Act No. 202/1990 Coll., on Lotteries and Similar Games (the “Lotteries Act”), which will be effective January 1, 2012.  The taxation rate on gaming revenues for charitable donations, the so-called “Charity Tax”, will be increased from a rate that ranges between 6% and 10%, depending on revenue levels, to a flat 20% rate.  The amendment also includes additional provisions designed to increase the level of regulatory controls that local authorities can exert over casinos.  While the potential negative impact of the tax rate change on the profitability of the Company’s Czech operations is material, management is taking measures in an effort to offset the increased expense that this change in the gaming tax structure will result in.

ITEM 6.	EXHIBITS

Reference is made to the Exhibit Index hereinafter contained.

TRANS WORLD CORPORATION
EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

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

Incorporated by reference to Exhibit 4(1) contained in the Form 8-K filed on April 14, 1998 (File No.0-25244).

4.3	Indenture dated March 31, 1998, as supplemented on October 29, 1998, October 15, 1999 and September 10, 2001, between TWC International U.S. Corporation and U.S. Trust Company of Texas, N.A.	Incorporated by reference to Exhibit 4(III) contained in the Form 8-K filed on April 14, 1998 (File No. 0-25244).

4.4	Series A Warrant to Purchase Common Stock dated March 31, 1998	Incorporated by reference to Exhibit 4(VI) contained in the Form 8-K filed on April 14, 1998 (File No. 0-25244)

4.5	Series B Warrant to Purchase Common Stock dated March 31, 1998	Incorporated by reference to Exhibit 4(VII) contained in the Form 8-K filed on April 14, 1998 (File No. 0-25244)

4.6	Series C Warrant to Purchase Common Stock dated March 31, 1998	Incorporated by reference to Exhibit 4(II) contained in the Form 8-K filed on April 14, 1998 (File No. 0-25244)

4.7	Series G Warrant to Purchase Common Stock dated March 31, 1999	Incorporated by reference to Exhibit 10.49 contained in the Form 10-KSB filed on May 30, 2000 (File No. 0-25244)

4.8	Agreement to Amend Warrants dated March 31, 1998 among the Company and the named Holders	Incorporated by reference to Exhibit 4(VIII) contained in the Form 8-K filed on April 14, 1998 (File No. 0-25244)

10.1	1993 Incentive Stock Option Plan	Incorporated by reference to Exhibit 10.13 contained in the registration statement on Form SB-2 (File No. 33-85446-A).

10.2	Loan Agreement dated June 11, 1997 between the Company and Value Partners	Incorporated by reference to Exhibit 10.36 contained in the Form 8-K filed on June 17, 1997 (File No. 0-25244)

10.3	Loan Agreement dated October 27, 1997, between Value Partners, and the Company	Incorporated by reference to Exhibit 10.39 contained in the Form 10-QSB for the quarter ended September 30, 1997, filed on November 12, 1997 (File No. 0-25244)

10.4	Employment Agreement between the Company and Rami S. Ramadan dated July 12, 1999	Incorporated by reference to Exhibit 10.1 contained in the Form 8-K filed on July 13, 1999 (File No. 0-25244)

10.5	Amendment to Employment Agreement between the Company and Rami S. Ramadan dated July 1, 2002	Incorporated by reference to Exhibit 10.5 contained in the Registration Statement on Form S-4 (File No. 333-101028)

10.6	1998 Incentive Stock Option Plan	Incorporated by reference to Exhibit 10.46 contained in the Form 10-KSB filed on May 26, 2000 (File No. 0-25244)

10.7	1999 Non-Employee Director Stock Option Plan	Incorporated by reference to Exhibit 10.47 contained in the Form 10-KSB filed on May 26, 2000 (File No. 0-25244)

10.8	Form 12% Secured Senior Note due March 2005	Incorporated by reference to Exhibit 10.48 contained in the Form 10-KSB filed on May 26, 2000 (File No. 0-25244)

10.9	English Restatement of the Spanish Agreement of Sale of Casino de Zaragoza	Incorporated by reference to Exhibit 99.2 contained in the Form 8-K filed on January 9, 2002 (File No. 0-22544)

10.10	Form of Fourth Supplemental Trust Indenture by and among Trans World Corporation, TWG International U.S. Corp., TWG Finance Corp. and the Bank of New York Trust Company of Florida, N.A. (as Trustee)	Incorporated by reference to Exhibit 10.10 contained in the Registration Statement on Form S-4 (File No. 333-101028)

10.11	Waiver and Forbearance of Covenant Violations (Interest) — Primary Indenture	Incorporated by reference to Exhibit 10.11 contained in the Registration Statement on Form S-4 (File No. 333-101028)

10.12	Waiver and Forbearance of Covenant Violations (Interest) — Finance Indenture	Incorporated by reference to Exhibit 10.12 contained in the Registration Statement on Form S-4 (File No. 333-101028)

10.13	Indemnification Agreement by and between Value Partners, Ltd., Trans World Corporation and TWG International U.S. Corporation dated February 12, 2003	Incorporated by reference to Exhibit 10.13 contained in the Registration Statement on Form S-4 (File No. 333-101028)

10.14	Agreement and Plan of Recapitalization dated June 25, 2003 between the Company and the named Holders	Incorporated by reference to Exhibit 4.9 contained in the Registration Statement on Form S-4 (File No. 333-101028)

10.15	Form of 8% Rate Promissory Note due 2006	Incorporated by reference to Exhibit 4.10 contained in the Registration Statement on Form S-4 (File No. 333-101028)

10.16	Form of Variable Rate Promissory Note due 2011	Incorporated by reference to Exhibit 4.11 contained in the Registration Statement on Form S-4 (File No. 333-101028)

10.17	2004 Equity Incentive Plan, as amended

Incorporated by reference to Appendix E contained in the Proxy Statement for the 2004 Annual Meeting, and from the discussion contained at page 12-14 of the proxy statement for the 2005 Annual Meeting, at page 14-15 of the Proxy Statement for the 2006 Annual Meeting, at page 14-15 of the Proxy Statement for the 2007 Annual Meeting, and at page 15 of the Proxy Statement for the 2010 Annual Meeting (File No. 0-25244)

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

101

The following financial information from Trans World Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, filed with the SEC on November 9, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Income for the three and nine-month month periods ended September 30, 2011 and 2010, (ii) the Consolidated Balance Sheet at September 30, 2011 and December 31, 2010, (iii) the Consolidated Statement of Cash Flows for the nine-month periods ended September 30, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements.*

*Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS WORLD CORPORATION

Date:	November 9, 2011	By:	/s/ Rami S. Ramadan
President, Chief Executive Officer and
Chief Financial Officer
(Principal Executive and Financial Officer)