Form 10-K
period 2011-12-31
TRANS WORLD CORP
filed 2012-03-08
CIK 914577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act.  YES ☐  NO ☒

The aggregate market value of the Common Stock of the Registrant held by non-affiliates as of June 30, 2011, based upon the average bid and asked price of $2.00 as reported on the OTC Bulletin Board on that date, was $17,743,270.00.  As of March 7, 2012, there were 8,871,635 shares of Common Stock of the Registrant deemed outstanding.

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

TRANS WORLD CORPORATION

FORM 1O-K

i

			Page
PART IV.
	Item 15.	Exhibits and Financial Statement Schedules	65

EXHIBITS INDEX			66
SIGNATURES AND CERTIFICATIONS			70
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS			25

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

In addition to the above operations, we also own and operate a 77-room, four-star deluxe hotel, the Hotel Savannah, which is physically connected to our Route 59 casino, and a full-service spa, the Spa at Savannah (the “Spa”), which is operated by an independent contractor and is attached to the hotel.  The hotel features eight banquet halls for meetings and special events as well as a full-service restaurant and bar.  The hotel began operations on January 14, 2009 and on April 16, 2009, we held the grand gala-opening for both the Hotel Savannah and the Spa.

Effective January 1, 2012, we merged our three Czech slot subsidiary companies, ACC Slot, s.r.o., Hollywood Spin s.r.o. and LMJ Slot s.r.o. into our primary Czech operating entity company, American Chance Casinos a.s., in an effort to eliminate and/or reduce redundancy in operations, maintenance and operating costs.

Although our principal executive offices are located in New York City, New York, we have no operating presence in the United States.  Financial information about our reporting units and geographic areas is incorporated by reference from Note 2 of the Notes to Consolidated Financial Statements included in this Annual Report on Part II, Item 8.  Management of the Company reviews expansion opportunities on a continual basis.  Any acquisition of the stock or assets of another company could result in the dilution of our $0.001 par value, common stock (“Common Stock”), an increase in our borrowings, additional operational risks and exposure to new liabilities and other factors that could adversely affect our operating results or financial condition.

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

As of December 31, 2011, six casinos operate in direct competition with our Ceska casino, one of which opened in January 2010.  One competitor casino operates across the street from our Rozvadov casino.  Each of our Route 59 and Route 55 casinos currently has two direct competitors.  Some of these competitors are larger and have financial and/or other resources that are greater than ours.  While we do not consider our business to be seasonal, it is occasionally negatively impacted by extreme weather conditions, which was the case in the winter of 2010.  See Item 1A “Risk Factors — Climate Impact.”

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

Costs and Effects of Environmental Compliance

We incurred no material costs or effects of environmental compliance for the year ended December 31, 2011.  See also Part I, Item 1A “Risks Factors — Climate Impact.”

Research and Development

The Company does not engage in research and development other than internal market research for general business development, and does not account for research expenditures separately under generally accepted accounting principles and, in any event, did not incur any separate research and development expense for 2011 or 2010.

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

Our Ceska casino, which has a 1920’s Chicago Prohibition Period theme, has 15 gaming tables, including eight card tables and seven roulette tables.  At the beginning of 2011, Ceska added, in aggregate, eight new video slot machines, bringing the total to the current 80.  The address of our Ceska casino is Ceska Kubice 64, Ceska Kubice 345 32, Czech Republic.

On November 23, 2011, we acquired the Ceska casino building and associated land and an adjacent outbuilding and related plot from the town of Ceska Kubice, from which we had been renting the facilities.  The combined price was 11.6 million Czech Korunas (“CZK”), or $609,000 U.S. dollars (“USD” or “$”), for which we made a deposit of CZK 2.6 million, or approximately $136,000, and make monthly installment payments on the balance of CZK 9.0 million, or $454,000, (the “Ceska Municipal Loan”) over a three-year term.  The acquisition will allow us to undertake much needed capital improvements to the buildings, as competition in the Ceska area has increased dramatically in recent years.  As part of the transaction, the municipality guaranteed to us that no other casino or gambling facility will be allowed to operate within 500 meters, or approximately 500 yards, of our Ceska casino, for a term of 45 years.

We intend to invest CZK 30 million, or approximately $1.6 million, in order to expand the Ceska facility by connecting the existing casino with the annex building, in which five VIP guest rooms, offices, and storage areas will be located.  Our management does not anticipate any disruption of the casino operations during the construction period, which is anticipated to begin in the second quarter of 2012.  As part of the project, the slot area will be expanded in order to allow for increase in the number of machines from 80 to 120 over three years.  The total cost of the casino purchase and facility expansion has been and will be funded by cash from operations.

Beginning February 1, 2012, our Rozvadov unit reduced its operation to slots only.  The decision to reduce the operation was prompted by the lack of a viable business market for live games in the region and to the Company’s unsuccessful efforts over the past few years to stimulate the business.  Effective in approximately March 2012, the Company has entered into a rental agreement to lease the building, furniture, fixtures, and equipment located at Rozvadov (“the Rozvadov property”). The agreement provides the tenant the option to purchase the Rozvadov property at any time over the five year term of the lease.  There is no guarantee that the building will be sold, nor is it probable that the tenant will exercise this option in the near term.  Furthermore, there is no guarantee that the lessee can obtain the proper licenses to operate the facilities.  The Company continues to operate the Rozvadov property as of the release date of the consolidated financial statements. Our Rozvadov unit is located at Rozvadov 26, Rozvadov 348 07, Czech Republic.

As of February 29, 2012, our Route 59 casino, which has a New Orleans in the 1920’s theme, operated 23 gaming tables, consisting of 12 card tables, ten roulette tables, and a Slingshot multi-win roulette table, as well as 114 video slot machines.  In March 2009, a reception area in the corridor between the casino and adjacent Hotel Savannah was opened to permit easier access between the two operations.  Route 59 is located at 199 American Way, Hate-Chvalovice, Znojmo 669 02.

Our largest casino, Route 55, features a Miami Beach “Streamline Moderne” style, reminiscent of Miami Beach in the early 1950’s.  As of February 29, 2012, the two-story casino offered 23 tables, including 12 card tables, 10 roulette tables, a Slingshot multi-win roulette table, and 124 video slot machines.  On the mezzanine level, the casino offers an Italian restaurant, an open buffet area, a VIP lounge, and a VIP gaming room equipped with four gaming tables, which are included in the 23 table count.  Furthermore, in October 2010, we installed on the mezzanine level three private, luxurious hotel-like rooms, equipped with full amenities.  These rooms are available as courtesy accommodations to our valuable players and guests.  Route 55 is located at Grenzubergang Wullowitz, Dolni Dvoriste 382 72, Czech Republic.

As of February 29, 2012, our Grand Casino Lav had 18 gaming tables, including six roulette tables, 11 card tables, two of which are in the VIP dedicated area, a multi-roulette table, 60 video slot machines, a panoramic mezzanine bar with a view overlooking the gaming floor, and a nightclub.  The address of the Grand Casino Lav is Grljevacka 2A, Podstrana 21312, Croatia.  The owners of the Grand Casino Lav decided to temporarily close the operation beginning January 1, 2012 and expects to reopen for business in March or early April 2012.

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

Marketing

In the year ended December 31, 2011, we maintained and enhanced our marketing and promotional programs for our owned casinos, focusing primarily on internal and customer-oriented loyalty reward programs.  In 2011, we strived to offer higher-value amenities, more giveaways and to provide live entertainment, in an ongoing effort to secure and enhance our competitive position in the markets that we serve.  The casinos’ event calendars were concentrated to key, player-tested, popular events and holidays, while simultaneously focusing on higher player-incentive games to retain existing players.  In addition, we continued our sponsorships of several regional athletic teams and were a benefactor in a number of community and social projects during the year as a way to further promote our image and positive contribution to the communities in which we operate.  We also continued our popular, cultural-themed and holiday-related parties, which feature live entertainment, raffles and complimentary grand buffets.  Further, we aggressively targeted key cities in our media campaigns, most notably Vienna, Linz and Regensburg and the areas surrounding these cities.

Regulations and Licensing

Our casino operations are subject to extensive regulation under the laws, rules and regulations of the jurisdiction where each is located. These laws, rules and regulations generally concern the responsibility, financial stability and character of the owners, managers, and persons with financial interests in the gaming operations. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions. The Company must also pay gaming taxes and conduct its operations so as to maintain its gaming licenses and to maintain its good relations with our regulators that will help us renew our gaming licenses at the appropriate times. Gaming licenses and approvals, once obtained, can be suspended or revoked for a variety of reasons. We cannot assure you that we can obtain all required licenses and approvals on a timely basis or at all, or that, once obtained, the findings of suitability, licenses and approvals will not be suspended, conditioned, limited or revoked. If we ever are prohibited from operating our casinos or any other property we may own and operate in the future, we would, to the extent permitted by law, seek to recover our investment by selling the property affected, but we cannot assure you that we would recover its full value.  In 1998, the Czech Republic House of Deputies passed an amendment to the gaming law, which restricted foreign ownership of casino licenses.  In response, we restructured our Czech subsidiaries and legal entities to comply with the amendment and were subsequently granted 10-year gaming licenses or permits, which have since been renewed by the government of the Czech Republic for another 10-year term, expiring in 2018.  These licenses cover all of the casinos we own in the Czech Republic.  The permits are amended each time we add a new operating branch or unit.  The no-cost permits are renewable by application and must be granted as long as the corporate casino operator meets the following conditions: (i) maintenance of the required basic capital, which, in our case, includes a gaming bond of CZK 28 million or $1.4 million, for our gaming subsidiary; (ii) be designated as a public or private stock company (using the Czech abbreviation “a.s.”); (iii) have executive board members of the Czech stock company who do not have criminal records; and (iv) have no overdue taxes.  We are currently in compliance with all such conditions.

There can be no assurance that such licenses, approvals or findings of suitability will be obtained or will not be revoked, suspended or conditioned, or that we will be able to obtain the necessary approvals for our future activities.

Application of Future or Additional Regulatory Requirements

In the future, we may seek the necessary licenses, approvals and findings of suitability in other jurisdictions where the Company may conduct business.  See also, Part I, Item 1A. “Risk Factors — Potential changes in legislation and regulation of our operations.”

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

On January 12, 2011, KCB received two letters from the Ministry for the National Economy of Hungary (the “MOE”).  The first letter declared that the State of Hungary was terminating the concession contract that was concluded between the parties on October 9, 2009 for alleged breaches of the terms of the concession contract by the concession holder.  Further, in this letter, the Hungarian government demanded payment of a cancelation penalty in the amount of 900 million Hungarian Forint (“HUF”), approximately $4.5 million.  The second letter was a demand for a penalty payment in the amount of HUF 864.5 million plus interest in the amount of HUF 380.4 million, approximately $6.22 million in aggregate, regarding an alleged claim of non-compliance with update reports on the progress of the King’s City development project that were due in January 2010 and July 2010.  On January 31, 2011, KCB sent two response letters to the MOE, the first letter challenged the reasons provided by the MOE for the immediate cancelation of the concession contract and argued that the terms on which the cancelation was based were wrongful.  The second letter disputed the MOE’s claim that such progress reports were due during 2010.  On April 26, 2011, KCB received a Hungarian court summons for a hearing, which was moved to January 10, 2012, pursuant to a counterplea on August 30, 2011. The hearing on January 10, 2012 was inconclusive, and another hearing, originally set for March 6, 2012 before the Metropolitan Court of Budapest, was postponed to April 19, 2012. KCB is confident that it fully complied with all reporting requirements and believes that the court will ultimately render a favourable verdict.  KCB’s attorneys believe that KCB has a strong legal case against the MOE.

In March 2011, KCB, as Plaintiff, filed a countersuit against the State of Hungary, represented by the MOE, as Defendant, regarding the declaration of the unlawfulness of the cancellation of the concession contract concluded by and between the parties on October 9, 2009. The MOE had informed KCB of the cancellation on January 12, 2011. The court case is pending before the Metropolitan Court of Budapest.  Until now, only one hearing was held on January 31, 2012 and was inconclusive. The next hearing will be held on March 27, 2012.  KCB is confident in its assertion that the government’s cancellation of the concession agreement was illegal and that the concession agreement will be reinstated by the court.

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

TWC’s development and operations teams in Europe played key roles in the award process, providing critical industry expertise and technical support to the majority owner of KCB, Vigotop.  In exchange for our services to obtain a gaming license, we received the aforementioned ownership stake in KCB, from which there is a potential for the Company to earn a fee by means of a structured buyout of our ownership stake by Vigotop.  Under the terms of the buyout option agreement, which expires on August 14, 2012, TWC’s minority interest in KCB is subject to acquisition by Vigotop, at Vigotop’s option, through the purchase of TWC’s shares in KCB for approximately $1.3 million, which would represent TWC’s fee for services rendered.  If, however, the MOE is successful in terminating the concession contract, it would be highly unlikely that any buyout would occur and very likely that KCB would become insolvent, resulting in the loss of TWC’s entire non-cash investment.  In the event that Vigotop does not exercise its buyout option, the shareholders of KCB will continue their ongoing development of the casino project until the license has been granted, and it is possible that we could ultimately manage the mega-casino under our American Chance Casinos brand.  There are no assurances that we would be selected to manage this future operation, if and when completed.

Taxation

Value Added Taxes

In conformity with the European Union (“EU”) taxation legislation, when the Czech Republic joined the EU in 2004, its value added tax (“VAT”) increased from 5% to 22%, beginning in January 2004, and up to December 31, 2010, ranged between 9% and 19% for all intra-EU generated purchases. All non-EU generated purchases were impacted by identical VAT increases, beginning in May 2004.  Beginning January 1, 2010, VAT rates increased to between 10% and 20% in the Czech Republic.  Unlike in other industries, VATs are not recoverable for gaming operations.

Gaming Taxes

In 2011, the majority of our revenues were derived from gaming operations in the Czech Republic, which were subject to gaming but not to corporate income taxes and, therefore, we had minimal corporate income tax liabilities under Czech law.  For the years ended December 31, 2011 and 2010, our gaming taxes, which are recognized in the cost of revenue, averaged 13.6% and 14.0%, respectively, of gross gaming revenues, which is comprised of live (table) games and slot games revenues.  For live games revenue, the applicable taxes and fees are: (i) a 10% administration tax; (ii) a 1% state supervision fee; and (iii) a charity “contribution” (i.e. a tax) according to the formula below, net of the aforementioned taxes and fees.  For slot games revenue, the applicable assessment is the charity tax (described below) for publicly beneficial, cultural, sporting and welfare purposes, net of local (municipality) administration and slot state-licensing fees.

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

For the year ended December 31, 2011, slot revenues of our slot subsidiary, ACC Slot, s.r.o., were subject to the 10% charity tax rate, while slot revenues of our slot subsidiaries, Hollywood Spin s.r.o. and LMJ Slot s.r.o., were each subject to the 8% tax rate.

In December 2011, the Czech parliament passed sweeping gaming tax legislation, which was signed by the Czech president into law.  The new gaming tax law takes effect beginning January 1, 2012.  The changes in the gaming tax law are summarized below:

New Gaming Tax Law *
	Current Gaming Tax Law	(effective January 1, 2012)
Live Games:	10% Gaming Tax from Win 1% Gaming Tax from Win 10% Charity Tax from Win less Gaming Taxes	20% Gaming Tax from Win (70% to state; 30% to municipal) 5,000 CZK (or $250) per new license; 3,000 CZK (or $150) per renewal/change

Slots:	16,000 CZK (or $800) License per machine, per every 6 months 1,000 CZK (or $50) per machine, per quarter Municipality Fee 8-10% Charity Tax from Win less License fees and less Municipality fee	20% Gaming Tax from Win (20% to state; 80% to municipal) 55 CZK (or $3) Gaming Tax per Machine, per Day 5,000 CZK (or $250) per new license; 3,000 CZK (or $150) per renewal/change

Net Income	No corporate income tax	19% corporate income tax on adjusted net income, net of exemptions

* The new Gaming Tax is to be paid quarterly, while corporate income tax obligation is to be paid in June of the subsequent year.

Corporate Income Taxes

In 2011, our Czech subsidiaries’ gaming revenues were subject to gaming taxes but not corporate income taxes, however our Czech holding companies’ revenues, net of exempted revenues such as inter-group dividends, which included primarily interest income earned on intercompany loans and rent income from intercompany leases, were subject to Czech corporate income tax, which was 19% respectively for years 2011 and 2010.  Due to a new tax law enacted in December 2011 and effective January 1, 2012, the Company expects to incur corporate income tax on its adjusted net income, irrespective of the sources of revenues (now to include. gaming revenues).

In 2011, we incurred estimated Czech corporate income taxes of $199,000, approximately $5,000 of which is tax-deferred, on non-gaming income, versus $74,000 in 2010, primarily as a result of taxable interest income earned on intercompany loans.  Effective January 1, 2012, TWC expects to incur Czech corporate income taxes on its adjusted net income (see above Gaming Tax Law table), which can be significant.  There can be no assurances that tax rates, fees, or other payments applicable to our gaming operations will not be further increased in the future.  (See also Note 2 and 10 of the Notes to the Consolidated Financial Statements).

Our Employees

As of December 31, 2011, we had a total of 564 full-time employees, including 94 in our casino in Ceska Kubice, 37 in our casino in Rozvadov, 158 at Route 59, 158 in at Route 55, 35 at Hotel Savannah and the Spa, 18 in our shared services office located above the Ceska casino, and five in the Company’s headquarters in New York.  Under the Grand Casino Lav management contract, we also supervised 59 employees of Grand Hotel Lav, d.o.o..  None of our employees are represented by a union nor are we a party to any labor contract.  We believe that our employee relations are excellent.

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

General Economic Trends are Unfavorable

The recent worldwide economic downturn in 2009 and the anemic economic growth that followed since, as well as the current debt crisis in the EU, had, and may, in the future, have, a negative impact on our financial performance.  Lingering adverse conditions in local, regional, national and global markets could negatively impact our operations in the future. During periods of economic contraction like that recently experienced, certain costs can remain fixed or even increase, while revenues decline. The gaming services we provide are similar to other leisure activities in that they depend on personal discretionary expenditures, which are likely to decline during economic downturns. Continued adverse developments affecting economies throughout the world, and particularly in Europe, including a general tightening of the availability of credit, potentially rising interest rates, increasing energy costs, rising prices, inflation, acts of war or terrorism, natural disasters, declining consumer confidence or significant declines in world stock markets could lead to a further reduction in discretionary spending on entertainment and leisure activities, which could adversely affect our business, financial condition and results of operations.  In some cases, even the perception of an impending economic downturn or the continuation of a recessionary climate can be enough to discourage consumers from spending on leisure activities. We cannot predict at this time what the full effect and extent will be of the global recession and the subsequent extended period of slow-growth on our business, financial condition, or results of operations.

We Face Significant Competition

We operate in a highly competitive industry with a large number of participants, some of which have financial and other resources that are greater than ours. The gaming industry faces competition from a variety of sources for discretionary consumer spending including spectator sports and other entertainment and gaming options, as well as home entertainment alternatives. Competitive gaming activities include traditional casinos, video lottery terminals, internet gaming, state-sponsored lotteries and other forms of legalized gaming in the Czech Republic and in other jurisdictions.

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

Our facilities in the Czech Republic represent a significant portion of our business, and the revenue generated is generally denominated in Euros (“EUR” or “€”) and the expenses incurred by these facilities are generally denominated in CZK.  The potential depreciation in the value of either of these currencies against the USD would adversely impact the revenue and operating profit from our operations when translated into USD, which would have a commensurate effect on our consolidated results of operations.  (See also “Item 7A. Quantitative and Qualitative Disclosure about Market Risk”).  We do not currently hedge our exposure to fluctuations of these foreign currencies, and there is no guarantee that we will be able to successfully hedge any future foreign currency exposure, if we subsequently choose to do so in the future.

Need to Diversify

At this time, our operations are primarily located in the Czech Republic.  Therefore, any future adverse legislation in the Czech Republic may have an adverse impact on our operations, financial results and financial condition.  We are currently seeking to develop and/or acquire additional interests in gaming operations and hotels in other European countries.  However, there can be no assurance that we will be able to develop or acquire such new operations in the future.

Need for Additional Financing

Although we have achieved positive net income for the eighth consecutive year, pursuant to our growth strategies, we may require additional debt and/or equity financing for the acquisition and development of new businesses or business units.  We may also need to access the capital markets or otherwise obtain additional funds to finance the continuing maintenance, renovation, or re-theming of currently owned facilities or the development of new facilities (such as Hotel Savannah).  There is no guarantee that we could obtain such financing or funds on favorable terms to us or at all.

Potential changes in legislation and regulation of our operations

Regulations governing the conduct of gaming activities and the obligations of gaming companies in any jurisdiction in which we have or in the future may have gaming operations are subject to change and could impose additional operating, financial or other burdens on the way we conduct our business.

Moreover, legislation to prohibit, limit, or add burdens to our business may be introduced in the future in the Czech Republic or elsewhere where gaming has been legalized. In addition, from time to time, legislators and special interest groups have proposed legislation that would expand, restrict or prevent gaming operations or which may otherwise adversely impact our operations in the jurisdictions in which we operate. Any expansion of gaming or restriction on or prohibition of our gaming operations or enactment of other adverse regulatory changes could have a material adverse effect on our operating results

Taxation of Gaming Operations

Gaming operators are typically subject to significant taxes, which may increase at any time. Any material increase in these taxes or fees would adversely affect our results of operations. The Czech Republic currently has a number of laws related to various taxes imposed by governmental authorities. Applicable taxes include VAT, gaming tax, charity contribution tax, and payroll (social) taxes.  In December 2011, the Czech government passed sweeping gaming tax legislation, effective in 2012, that will negatively and materially impact our results of operations for the year ending December 31, 2012 and beyond.  In this new tax law, the government eliminated the “charity contribution tax” scheme and, in lieu of it, changed the existing revenue-based, tiered rate gaming tax structure to a flat 20% gaming tax on all gaming revenues, plus an applicable corporate income tax (19% for 2012) on adjusted net income (derived from any revenue sources, including gaming).  These tax changes and other tax declarations, together with other legal compliance areas (for example, customs and currency control matters) are subject to review and investigation by a number of different Czech authorities, which are authorized by law to impose fines, penalties and interest charges.  These reviews may create additional tax risks that, if applied to TWC, could have a material adverse effect on our business, results of operations and financial condition.

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

Climate Impact

The operations of our facilities are subject to disruptions or reduced patronage as a result of severe weather conditions, natural disasters and other casualty events, including loss of service due to casualty, forces of nature, mechanical or electrical or telecommunications failure, extended or extraordinary maintenance, flood, wind, snow, ice or other severe weather conditions.  As the majority of our clientele travel from German and Austrian border regions, we are highly dependent on the volume and frequency of these players’ visitations, which impact our operating revenues.  Inclement weather conditions on the roads to our casinos can serve to drastically reduce the number of visitations, which did in fact occur in the first and last quarter of 2010.  On the other hand, warm and favorable outdoor weather can also divert players to alternative activities, such as family outings.  The frequency and strength of any of these aforementioned climate conditions could have a material adverse effect on our business and results of operations.

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

Liability Insurance

We may not have sufficient insurance coverage in the event of a catastrophic property or casualty loss. We may also suffer disruption of our business in the event of a terrorist attack or other catastrophic property or casualty loss or be subject to claims by third parties injured or harmed while visiting our locations. While we currently carry adequate general liability insurance and business interruption insurance, such insurance may not be sufficient to cover all losses in such event.

No Dividends

We have not paid any dividends to date on our Common Stock, and do not expect to declare or pay any dividends in the foreseeable future. We intend to retain future earnings, if any are generated, for investment in our current operations and for future project developments.

Dilutive Effect of Options, Warrants, Restricted Stock and Deferred Compensation Stock

As of February 29, 2012, there were 837,675 options and 75,000 warrants outstanding to purchase shares of our Common Stock, plus 53,514 shares issuable under the Company’s Deferred Compensation Plan and 75,000 shares of performance-tied restricted stock, which, if all were vested and exercised, would represent 10.5% of the 9,912,824 shares of Common Stock that would be outstanding.  The issuance of such securities would have a dilutive effect on any earnings per share that we may generate when the earnings per share are evaluated on a fully diluted basis.

Possible Adverse Effect of Issuance of Preferred Stock

Our Articles of Incorporation authorize the issuance of four million shares of “blank check” preferred stock, with designations, rights and preferences to be determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without further stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the preferred stock could be used, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.  Our Board of Directors has no current plans to issue any shares of preferred stock. However, there can be no assurance that preferred stock will not be issued at some time in the future.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

A recap of our properties as of February 29, 2012 is presented below in square meters and in square feet:

			Owned/Leased/
Property Name	City/Town	Country	Managed	Square Feet	Square Meters
TWC Corporate Offices	New York	United States	Leased	1,915	178

Ceska	Ceska Kubice	Czech Republic		71,619	6,656
• Casino & Land			Owned	13,644	1,268
• Parking & Landscape			Leased	26,965	2,506
• Staff Housing			Leased	15,871	1,475
• Vacant Land I			Owned	4,444	413
• Vacant Land II + Building			Owned	10,695	994

Folmova Vacant Land	Folmova	Czech Republic	Owned	161,400	15,000

Rozvadov	Rozvadov	Czech Republic	Owned	44,170	4,105
• Casino			Owned	4,928	458
• Parking & Landscape			Owned	17,786	1,653
• Staff Housing			Owned	1,711	159
• Vacant Land			Owned	19,745	1,835

Route 55	Dolni Dvoriste	Czech Republic		655,887	60,956
• Casino			Owned	20,315	1,888
• Parking & Landscape			Owned	176,604	16,413
• Staff Housing I			Leased	4,756	442
• Staff Housing II			Leased	6,155	572
• Vacant Land I			Owned	361,654	33,611
• Vacant Land II			50% Owned	82,002	7,621
• Vacant Land III			12.5% Owned	4,401	409

Route 59	Znojmo/Hate	Czech Republic		492,324	45,755
• Casino			Owned	23,769	2,209
• Parking & Landscape			Owned	53,628	4,984
• Staff Housing			Leased	17,151	1,594
• Vacant Land			Owned	397,776	36,968

Hotel Savannah	Znojmo/Hate	Czech Republic	Owned	81,157	7,543
• Hotel			Owned	32,463	3,017
• Parking & Landscape			Owned	48,694	4,526

The Spa at the Hotel Savannah	Znojmo/Hate	Czech Republic	Owned	10,760	1,000

Grand Casino Lav	Podstrana	Croatia	Managed	8,500	790

	Total Square Feet/Meters Owned:			1,462,289	135,901

Our Corporate Offices

Our corporate offices are located at 545 Fifth Avenue, Suite 940, New York, New York, occupying 1,626 square feet of office space pursuant to a renewal in 2010 of our five-year lease, expiring in March 2015.

Czech Republic

On November 23, 2011, we acquired the Ceska casino building and associated land and an adjacent outbuilding and related parcel of land from the town of Ceska Kubice, from which we had been renting the facilities.  See Part I, Item 1, “Our Facilities” above for more details.

We also own a parcel of raw land in Folmava, Czech Republic, in the same region as the existing Ceska casino.

In Rozvadov, we own the casino building, an adjacent facility for staff accommodations, and a parcel of land.

In Hate, we own the casino building and a parcel of land upon a portion of which the casino building sits.  On another portion of this land, we constructed and opened Hotel Savannah and the Spa, which are connected to the Route 59 casino.  We opened the hotel on January 14, 2009, and on April 16th of the same year, we held the official launch of Hotel Savannah and the Spa. The joined facilities have effectively become a thriving entertainment complex that has attracted visitors and regular guests and players from the surrounding region.

In April 2002, we acquired a parcel of land in Dolni Dvoriste, Czech Republic.  On this parcel, we constructed our fourth and largest casino, Route 55, which was completed and opened in December 2004.  The casino’s construction was financed in part by a CZK 60 million loan from GE Capital Bank a.s. which was subsequently paid off by funds drawn against the Commerzbank Aktiengesellschaft, pobočka Praha (“Commerzbank”) revolving credit facility that we secured in July 2007 (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”).

On an annual basis, we also lease accommodations for staff in Ceska Kubice, Hate (Route 59) and in Dolni Dvoriste (Route 55).

Item 3.   Legal Proceedings.

We are often subject to various contingencies, the resolutions of which, our management believes will not have a material adverse effect on our consolidated financial position or results of operations.  We are not currently involved in any material legal proceedings nor were we involved in any material litigation during the year ended December 31, 2011.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is quoted on the Over-The-Counter (“OTC”) Bulletin Board under the symbol “TWOC.OB.”

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

The following graph illustrates a six-year comparison of cumulative total return performance of our Common Stock from December 31, 2006 through December 31, 2011, and compares it to the cumulative total return on the “NASDAQ Composite” and the “S&P SmallCap 600” indices.  The comparison assumes a $100 investment on December 31, 2006, in our Common Stock and in each of the foregoing indices, and assumes reinvestment of dividends, if any.

The above table is not intended to forecast future performance of our Common Stock.

Market Prices

As of February 29, 2012, our stock price was $2.60.  The following table sets forth the high and low prices of the Company’s Common Stock for fiscal years 2010 and 2011 as quoted on OTC Bulletin Board. All such quotations reflect inter-dealer prices, without retail mark up, mark down or commission, and may not represent actual transactions.

Common Stock	High	Low
2010
First Quarter	$3.00	$2.27
Second Quarter	$3.05	$2.35
Third Quarter	$3.05	$2.26
Fourth Quarter	$2.90	$2.35
2011
First Quarter	$2.99	$2.35
Second Quarter	$2.50	$1.90
Third Quarter	$2.25	$1.77
Fourth Quarter	$3.00	$1.90

As of February 29, 2012, there were 8,871,635 outstanding shares of Common Stock held of record by approximately 400 shareholders and outstanding options to purchase an aggregate of 837,675 shares of Common Stock, of which 735,175 options are immediately exercisable.  At such date, there were also outstanding warrants to purchase 75,000 shares of Common Stock, all of which have vested and are exercisable, as well as 75,000 shares of restricted stock, none of which have vested.  In addition, there are 53,514 shares of Common Stock issuable under the Company’s Deferred Compensation Plan at February 29, 2012.

Dividends

We have not paid any dividends to date on our Common Stock, and do not expect to declare or pay any dividends in the foreseeable future.  We intend to retain future earnings, if any are generated, for investment in our current operations and for future project developments.

Share Repurchase

During the years ended December 31, 2011 and 2010, we did not make any purchases of the Company’s equity securities.  However, we had a voluntary relinquishment, at no cost to us, from a former shareholder of five (5) shares of our Common Stock on June 3, 2011. The shares were returned to our Authorized Common Stock reserve, thereby netting our outstanding shares to 8,871,635, or a weighted average of common shares outstanding of 8,871,637 at December 31, 2011.

Sales of Unregistered Equity Securities

During the years ended December 31, 2011 and 2010, we did not issue or sell any unregistered equity securities.

Item 6.   Selected Financial Data.

The selected financial data below should be read in conjunction with “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.  Variances are presented according to the impact to the Consolidated Statements of Income.

	At or For the Year Ended December 31,
			2011 vs. 2010
(in thousands, except per share data)	2011	2010	Variance $	Variance %
Results of Operation:

Total revenue	$38,167	$34,115	$4,052	11.9%
less cost of revenues	20,240	18,700	(1,540)	-8.2%
Gross operating income	17,927	15,415	2,512	16.3%
less:
Depreciation and amortization	2,207	2,037	(170)	-8.3%
Selling, general and administrative	12,170	10,985	(1,185)	-10.8%
Income from operations	3,550	2,393	1,157	48.3%
Other income (expenses):
Interest income	1	1	—	0.0%
Interest expense	(388)	(627)	239	-38.1%
Foreign exchange loss	(1)	(3)	2	-66.7%
Income before income taxes	3,162	1,764	1,398	79.3%
less foreign income taxes	199	74	(125)	168.9%
Net income	$2,963	$1,690	$1,273	75.3%

Earnings per share:
Basic	$0.33	$0.19
Diluted	$0.33	$0.19

Balance Sheet:

Total current assets	$7,052	$4,263	$2,789	65.4%
Total assets	$50,471	$50,344	$127	0.3%
Total current liabilities	$10,122	$8,041	$2,081	25.9%
Long-term liabilities	$3,146	$6,371	$(3,225)	-50.6%
Total stockholders’ equity	$37,203	$35,932	$1,271	3.5%

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

Further information on potential factors that could affect our financial condition, results of operations and business are included in this Annual Report and our other filings with the SEC.  You should not place undue reliance on any forward-looking statements, which are based only on information currently available to us. You should read this discussion with the financial statements and other financial information included in this report.  Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Performance Measures and Indicators

In discussing the consolidated results of operations, we may use or refer to performance measures and indicators that are common to the gaming industry, such as: (i) total drop, the dollar value of gaming chips purchased in a given period; (ii) drop per head (“DpH”), the per guest average dollar value of gaming chips purchased; (iii) slot revenue per head, the per guest average dollar value of revenue generated; (iv) our net win, the difference between gaming wagers and the amount paid out to patrons; and (v) our win percentage (“WP”), the ratio of net win over total drop.  We may also use or refer to performance measures and indicators common to the hospitality industry, such as: (i) occupancy, the percentage of rooms sold to available rooms; (ii) average daily rate (“ADR”), the average of room rental rates paid per day; and (iii) revenue per available room (“RevPAR”), revenue generated per available room.  In this report and in our quarterly and annual earnings release, we may use or refer to another performance measure, earnings before income taxes, depreciation and amortization (“EBITDA”), which is a non-GAAP financial measure, that we believe provides useful information to our investors as well as to others who might be interested in purchasing shares of TWC Common Stock. This belief is based on conversations and meetings our management has had with our investors where the substance of these talks has centered around historical and prospective EBITDA measurements. Based on management’s observations, even though the EBITDA measurement is not “GAAP,” it does enhance investors’ understanding of the Company’s business. In short, this performance measurement gives an analytic view of the Company’s operational earnings on a cash-basis, excluding the impact of debt obligations and (non-cash) depreciation and amortization.

Exchange Rates

Due to the fact that the Company’s operations are located in Europe and principally in the Czech Republic, our financial results are subject to the influence of fluctuations in foreign currency exchange rates.  The revenue generated by our Czech operations is generally denominated in EUR and the majority of the expenses incurred by these facilities are generally denominated in local currency, the CZK.  As our primary reporting subsidiary, ACC, is a Czech entity, all revenues and expenses, regardless of sources of origin (e.g., Croatia), are recognized in the Czech currency and translated to USD for reporting purposes.  A substantial change in the value of either the CZK and/or the EUR in relation to the value of the USD would have an impact on the results from our operations when translated into USD.  We do not hedge our foreign currency holdings (see also “Item 7A - Quantitative and Qualitative Disclosures about Market Risk”).

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

The balance sheet totals of our foreign subsidiaries at December 31, 2011 were converted to USDs using the prevailing interbank exchange rates, as found at www.oanda.com, which are depicted in the following table.

As Of	USD	CZK	EUR
December 31, 2011	1.00	19.8191	0.7722
December 31, 2010	1.00	19.0532	0.7546

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

We have determined that the following accounting policies and related estimates are critical to the preparation of our Consolidated Financial Statements:

Goodwill

Goodwill represents the excess of the cost of our Czech subsidiaries over the fair value of their net assets at the date of acquisition, which consisted of the Ceska and Rozvadov casinos and the land in Hate (upon which the Route 59 Casino and Hotel Savannah and the Spa are situated on).  Goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test.  We have allocated the goodwill over two reporting units that are components of the operating segment “Czech subsidiaries” and are classified as the “German reporting unit” which consists of the Ceska and Rozvadov casinos and the “Austrian reporting unit” which consists of the

Route 55, Route 59 and Hotel Savannah.  The impairment assessment requires that we compare the fair value of our two reporting units to their respective carrying values to determine whether there is an indication that an impairment exists.  The fair value of the two reporting units were determined through a combination of recent appraisals of our real property and a multiple of EBITDA which was based on our Company’s experience and data from independent third parties.  As required, we performed the required annual fair-value based testing of the carrying value of goodwill related to our two reporting units at September 30, 2011, and determined that goodwill was not impaired.  There were no indicators of impairment present during the fourth quarter of 2011, therefore we determined that there was no impairment of goodwill at December 31, 2011.  We expect to perform our next required annual assessment of goodwill during the third quarter of 2012.  (See also the Notes to the Consolidated Financial Statements).

Results of Operations

The following discussion and analysis relates to our consolidated financial condition and results of operations for the years ended December 31, 2011 and 2010.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

	Year Ended December 31,
(in thousands, except per share data)	2011	2010	Variance $	Variance %

Total revenues	$38,167	$34,115	$4,052	11.9%
Total operating costs and expenses	(34,617)	(31,722)	(2,895)	9.1%
Income from operations	3,550	2,393	1,157	48.3%
Other expense, net	(388)	(629)	241	-38.3%
Foreign income taxes	(199)	(74)	(125)	168.9%
Net income	$2,963	$1,690	$1,273	75.3%
Earnings per common share:
Basic	$0.33	$0.19
Diluted	$0.33	$0.19

For the year ended December 31, 2011, our revenues increased by 11.9% or approximately $4.1 million, on revenues of approximately $38.2 million versus $34.1 million for the year ended December 31, 2010. The improvement in revenue was principally due to a 19.7% increase in slot revenue, supported by a 17.2% slot attendance increase.  Ancillary revenues, contributed largely by Hotel Savannah, also improved, with rooms revenue up 18.7%, food & beverage (“F&B”) up 15.5%, and Spa revenue up 12.3%, when compared to the prior year.  The revenue increase was in stark contrast to 2010, which was negatively impacted by inclement weather, the televised 2010 FIFA World Cup matches, which spanned from June 11, 2010 to July 11, 2010 and to stronger competition in certain market regions.  Notwithstanding the prior year’s factors, we attributed the overall revenue improvement in 2011 to an intentional shift in marketing and promotional strategy toward more focused, in-house, player-loyalty reward programs, supported by increased customer service, over broader, external marketing initiatives, such as billboards, newspapers and media advertising.

In 2011, Ceska casino rebounded from the impact of a new competitor, gradually regaining its lost market share, while Route 59 and Route 55 both saw performance improvements over 2010, as the popularity of slot games gained market share.

Total operating costs and expenses are discussed in detail in the following section.

As a result of the above factors, our income from operations increased by 48.3%, to approximately $3.6 million, versus approximately $2.4 million achieved for the prior year.

Other expense (representing primarily interest expense) decreased by 38.3%, or $241,000, in 2011 versus the prior year due mainly to the amortization in principal balance of the Commerzbank loan.

We were also subject to foreign income taxes on non-gaming revenues, totaling approximately $199,000 in 2011, compared with $74,000 for 2010, an increase of $125,000, or 168.9%, primarily as a result of taxable interest income for certain of our subsidiaries, arising from intercompany loans for the construction of Hotel Savannah.

Thus, we generated approximately $3.0 million in net income, a 75.3% or approximately $1.3 million increase, for the year ended December 31, 2011, versus approximately $1.7 million for the prior year.  The diluted earnings per common share for the year 2011 was $0.33, a $0.14 increase to the diluted earnings per common share of $0.19 per share for the year ended December 31, 2010.

	Year Ended December 31,
(amounts in thousands)	2011	2010	Variance $	Variance %

Cost of revenues	$20,240	$18,700	$1,540	-8.2%
Depreciation and amortization	2,207	2,037	170	-8.3%
Selling, general and administrative	12,170	10,985	1,185	-10.8%
Total operating costs and expenses	$34,617	$31,722	$2,895	-9.1%

Our total operating costs and expenses increased by 8.2% or $1.5 million, largely due to the following: (i) higher revenue-based gaming taxes; (ii) higher business volume-driven payroll expenses; (iii) executive incentives tied to company performance, which were not met in the prior year; (iv) greater gifts and giveaways; and (v) higher gaming equipment lease expenses.  These higher costs were, in aggregate, partially offset by lower marketing and utility expenditures.  Depreciation expenses were up 8.3% or $170,000, principally due to the addition of assets and capital improvements, while selling, general and administrative expenses were higher mainly due to increased project development expenses and performance-based payroll expenses, which were not incurred in the previous year.  In 2011, our slot lease expenses were approximately $2.6 million versus approximately $2.2 million in 2010, resulting primarily from the addition of a Slingshot multi-win roulette.

Unlike in U.S.-based casinos, visitors to the TWC’s casinos are required by Czech, or Croatian law depending on the location, to “check in” at the entrance reception, by presenting acceptable forms of picture identification, which effectively permits the Company to track the frequency of their visits and, to a limited extent, the duration of each visit.  As an incentive to its slot players, the Company recently introduced cash-less cards to its slot players, which, through play time, the players can earn points redeemable for prizes.   Furthermore, to increase gaming play time, TWC provides complimentary drinks and buffet to all of its playing guests.  In addition to these general amenities, TWC also issues different classes of “loyalty” cards to customers who spend relatively longer periods of time playing. These cards entitle the holder and a set number of the holder’s guests, depending on the card type, to various additional benefits.  These loyalty cards are granted based on the frequency of the player’s visits and the aggregate total drop for a pre-determined number of visits.  The Company also grants certain other privileges to its VIP players, at the casino management’s discretion, such as ordering a la carte from our restaurant facilities, opening a private gaming table, extending the casino’s operating hours, and/or providing free hotel accommodations.  The complimentary food and beverage and hotel accommodations costs were recognized in the gaming departmental expenses, which totaled approximately $2.8 million, or 7.7% of gaming revenues, for the year ended December 31, 2011, versus $2.8 million, or 8.7% of gaming revenues, a year ago.  General gifts and giveaways, which were also recognized in the gaming department, excluding personal gifts, represented $758,000 or 2.1% of gaming revenues for 2011, compared with $568,000, or 1.8% of gaming revenues, for 2010.

The complimentary personal gifts were booked as special promotion expenses in the marketing department, and totaled approximately $92,000 for 2011, versus $83,000 for 2010.

During the past four years, inflation has not been a factor that has materially affected the Company’s operating results. We have generally recovered costs associated with any nominal inflation through price adjustments in our food and beverage and, in 2012, we expect to continue to apply the same principle uniformly throughout our operations. However, primarily due to competitive market and other economic pressures, any such future increases in costs associated with our casino or hotel operations and maintenance of our properties may not be completely recovered by the Company.

Our Business Units:

Ceska, Czech Republic

Ceska posted a 25.6% total revenue increase for 2011, when compared with 2010, due to a combination of an increase of 12.1% in DpH and a 3.0 percentage point (“ppt”) increase in WP, year-over-year, which contributed to a 20.2% live game revenue improvement and a 36.9% increase in slot revenues.  The gaming revenue increases resulted mainly from a recapture of market share lost to a new local competitor that opened in January 2010.

Operating expenses were up by 11.2% versus the same period in 2010 due to higher volume-driven costs, such as gaming taxes, while overhead expenses were up 5.4%, largely from higher consulting fees and promotional expenses, which were partially offset by lower repairs and maintenance and utility expenses.  Consequently, Ceska posted a 176.4% increase in annual earnings versus the prior year.

Rozvadov, Czech Republic

In 2011, the unit fared better than in 2010, which was plagued with inclement weather and lost of business due to the FIFA World Cup matches.  Total revenue was up 15.6%, on the strength of stronger slot revenues, while operating costs were up 12.7%, due to revenue-driven costs.  Overhead costs were flat to last year, resulting an narrowing the unit’s loss versus a year ago.

Effective in approximately March 2012, the Company has entered into a rental agreement to lease the building, furniture, fixtures, and equipment located at Rozvadov property. The agreement provides the tenant the option to purchase the Rozvadov property at any time over the five year term of the lease.  There is no guarantee the building will be sold, nor is it probable that the tenant will exercise this option in the near term. Furthermore, there is no guarantee that the lessee can obtain the proper licenses to operate the facilities. The Company continues to operate the Rozvadov property as of the release date of the consolidated financial statements.

Route 59, Czech Republic

Route 59 also produced double-digit annual revenue growth, as both DpH and WP were up 4.3% and 1.6 ppts, respectively, when compared with 2010.  Slot revenue rose 29.0% year-over-year, thereby adding over $1.0 million in total revenue, which resulted in a 13.8% increase in total revenue.  The focus on internal promotions and our players’ loyalty reward programs helped to stimulate increased playtime and higher DpH from our core player base as well as attracted more quality players over casual and low-stakes players.  Operating costs were up by 12.4% compared to last year, while overhead costs remained essentially flat.  Thus, Route 59 generated an annual earnings improvement of 49.2%, when compared to a year ago.  We partially credit the business improvement to the addition of the adjoining Hotel Savannah and the Spa, which has created a viable entertainment complex in the region.

Route 55, Czech Republic

In 2011, with favorable weather, Route 55 achieved a 5.9% attendance increase, but at the cost of a 5.1% reduction in DpH, as the unit attracted more casual and low-volume players.  Slot revenue, however, climbed 9.5% from 2010, supported by a 16.7% increase in slot attendance.  As a result, total revenue grew 4.5% from 2010 revenue.  Operating costs were flat compared to last year, while overhead costs, largely in marketing costs, were down by 6.5%, resulting in a 12.3% earnings improvement, when compared with earnings achieved in 2010.

Grand Casino Lav, Croatia

Although foreign tourism business remained stagnant, 2011 results have somewhat improved over the prior year.  The unit however still relied heavily on the leisure and tourism market for its core business.  Despite the efforts of local management to improve operations and control costs, the continued lack of owner funding for marketing initiatives proved to be a barrier to significant growth.  We earned management fees of approximately $102,000 in 2011, versus $58,000 in the prior year.

Hotel Savannah and the Spa

In 2011, the hotel and spa, in its second full year of operation, generated double-digit growth in nearly all revenue categories, including rooms, food and beverage (“F&B”) and spa, thereby contributing to a 15.1% total revenue increase over 2010.  Hotel occupancy was up 5.1 ppts, while ADR was 1.3% better, despite regional market pressure toward lower room rates.  The market for hotel rooms in the region remained soft in 2011 as competition from online leisure travel increased significantly, eroding the summer business from the hotel.  Corporate business, mainly conferences and conventions, was down, while hotel packages and frequent guests business were up markedly.  For 2011, Hotel Savannah posted earnings improvement of 21.6% over the prior year.

Liquidity and Capital Resources

At December 31, 2011, we had a working capital deficit of approximately $3.1 million versus a working capital deficit of approximately $3.8 million at December 31, 2010.  This deficit reduction for the year ended December 31, 2011 was primarily due to an increase in net income from operations in 2011 and repayments of notes receivable from the owners of the Grand Hotel Lav in connection with our casino management contract for the Grand Casino Lav, which were partially offset, in the aggregate, by increased capital expenditures.

In January 2011, the terms of our revolving credit line were amended to extend the expiration to November 4, 2012.  Furthermore, as part of this amendment, the applicable quarterly interest rate margin on the term loan and the revolving credit line increased by an additional 100 basis points, to 600 basis points and 500 basis points, respectively.  The credit facility includes financial covenants, security and requirements, which include: (i) a mandatory annual prepayment that requires that 25% of the Company’s excess cash above a certain annually-escalating bank balance at the end of each fiscal year be applied toward the repayment of the term loan’s principal balance; (ii) the pledge of the Route 59 and Route 55 casinos, Hotel Savannah, and other guarantees as security; and (iii) the term loan principal balance to be repaid quarterly in equal principal installments, with the applicable interest based on the three-month Prague Interbank Offered Rate (“PRIBOR”) plus the said basis points.  The term loan matures on November 4, 2013.

Our Company’s management believes that our cash resources at December 31, 2011, in addition to the anticipated cash to be provided by existing operations will be sufficient to meet current obligations and fund our operating activities for the next twelve months.  However, should cash from operations and the credit facility be insufficient to cover these objectives, we may seek to raise additional capital in order to fund our current liabilities and operations.  We also continue to review development and acquisition strategies which, if implemented, would require us to obtain additional debt and/or equity financing.  There is no guarantee that such funds will be available to us at favorable terms or at all, in which case we may decide to reduce our development plans and/or operations.  We are in full compliance with the credit facility’s financial covenants up to and including the year ended December 31, 2011.  (See also “Note 4 — Long-Term Debt,” of the Notes to the Consolidated Financial Statements).

We are also obligated under various contractual commitments.  Our management believes that TWC’s cash resources at December 31, 2011 and anticipated cash to be provided by 2012 operations will be sufficient to fund our operations for the year ending December 31, 2012.  The following is a summary of our contractual commitments over the next five years, as of December 31, 2011:

(in thousands)		Less than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	Thereafter

Long-term, unsecured debt, foreign (1)	$1,197	$—	$—	$1,197	$—

Long-term, secured debt, foreign (2)	5,358	3,490	1,868

Operating and capital leases (3)	402	124	256	22

Employment agreement (4)	450	450

Total contractual obligations	$7,407	$4,064	$2,124	$1,219	$—

(1)                             Represents the outstanding 6-year loan from IMT. (See Note 4 and Note 9 of the Notes to the Consolidated Financial Statements).

(2)                             Includes the Company’s credit facility with Commerzbank Aktiengesellschaft, pobocka Praha (“Commerzbank”), which consists of a 4-year loan of CZK 125 million, or $6.3 million, maturing November 4, 2013, and a line of credit of CZK 35 million, or $1.8 million, maturing November 4, 2012 and the Ceska Municipal Loan, a 3-year, CZK 9.0 million, or $454,000, maturing on November 23, 2014.

(3)                             Includes long-term leases for corporate office space and financial leases.

(4)                             Represents salary obligation under Mr. Ramadan’s employment agreement. (See Part III, Item 11. “Executive Compensation”).

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

Interest Rate Risk

The interest rate on the majority portion of our debt, approximately $4.9 million of the Commerzbank credit facility at December 31, 2011, is subject to fluctuations of the PRIBOR short-term interest rates.  The credit facility was provided in two tranches: an amortized, four-year term loan of CZK 125 million (or approximately $6.6 million at the December 31, 2011 exchange rate), with interest based on the three-month PRIBOR plus 600 basis points, and a three-year, revolving credit line of CZK 35 million (or $1.8 million at the same exchange rate), with interest based on, depending on each draw request, the one, two, three or six-month PRIBOR plus 500 basis points.  Therefore, interest expense could increase as a result of this factor.  A one percent movement in weighted average interest rate on the outstanding full balance of the credit facility would result in an approximate $56,000 annualized increase or decrease in our interest expense.  We have not in the past and do not currently engage in interest-rate swap agreements or other types of interest-rate hedging activities. Our Company’s management evaluates our exposure to market risk by monitoring interest rates in the marketplace to determine the best course of action, if needed.

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

Based on our sensitivity analysis, as of the year ended December 31, 2011, we determined that hypothetical 10% movements in the two functional currencies, the CZK, when converted to the USD, and the EUR, when converted to the CZK, would result in the following changes to our results of operation:

•                  A hypothetical 10% strengthening of the USD to the CZK would decrease our results of operation by an approximate $600,000;

•                  A hypothetical 10% weakening of the USD to the CZK would increase our results of operation by an approximate $800,000;

•                  A hypothetical 10% strengthening of the EUR to the CZK would increase our results of operation by an approximate $3.1 million; and

•                  A hypothetical 10% weakening of the EUR to the CZK would decrease our results of operation by an approximate $3.1 million.

In real world situations, the impact of the FX on our results of operation could be positive or negative, depending on the combination, the variability and intensity of the above probabilities, coupled with the strength of the correlation of the functional currencies to the USD, among other factors We have not in the past and do not currently hedge our currency holdings or transactions.

Item 8.    Financial Statements and Supplementary Data.

The following items are included in this Report of Rothstein Kass, the independent registered public accounting firm that has audited the Company’s financial statements for the periods set forth below:

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Trans World Corporation

We have audited the accompanying consolidated balance sheets of Trans World Corporation and Subsidiaries (collectively, the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trans World Corporation and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rothstein Kass

Roseland, New Jersey
March 7, 2012

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2011 and 2010
(in thousands, except for share data)

	December 31, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash	$5,636	$2,621
Prepaid expenses	719	960
Notes receivable, current portion	413	387
Other current assets	284	295

Total current assets	7,052	4,263

PROPERTY AND EQUIPMENT, less accumulated depreciation of $12,154 and $10,749, respectively	33,968	35,746

OTHER ASSETS:
Goodwill	6,119	6,365
Notes receivable, less current portion	609	934
Deposits and other assets	2,723	3,036

Total other assets	9,451	10,335

	$50,471	$50,344

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Long-term debt, current maturities	$3,490	$1,640
Capital lease, current portion	37	43
Accounts payable	548	889
Interest payable	49	66
Czech tax accrual	3,905	3,955
Accrued expenses and other current liabilities	2,093	1,448

Total current liabilities	10,122	8,041

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	3,065	6,314
Capital lease, less current portion	81	57

Total long-term liabilities	3,146	6,371

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

Preferred stock, $.001 par value, 4,000,000 shares authorized, none issued
Common stock, $.001 par value, 20,000,000 shares authorized, 8,871,635 shares in 2011 and 8,871,640 shares in 2010, issued and outstanding, respectively	9	9
Additional paid-in capital	52,141	51,975
Accumulated other comprehensive income	5,687	7,545
Accumulated deficit	(20,634)	(23,597)

Total stockholders' equity	37,203	35,932

	$50,471	$50,344

See accompanying notes to consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

Years Ended December 31, 2011 and 2010

(in thousands, except for share data)

	Years Ended December 31,
	2011	2010

REVENUES	$38,167	$34,115

OPERATING EXPENSES:

Cost of revenues	20,240	18,700
Depreciation and amortization	2,207	2,037
Selling, general and administrative	12,170	10,985
	34,617	31,722

INCOME FROM OPERATIONS	3,550	2,393

OTHER INCOME (EXPENSES):

Interest income	1	1
Interest expense	(388)	(627)
Foreign exchange loss	(1)	(3)
	(388)	(629)

INCOME BEFORE FOREIGN INCOME TAXES	3,162	1,764

Foreign income taxes	(199)	(74)

NET INCOME	2,963	1,690

Other comprehensive loss, foreign currency translation adjustments, net of taxes	(1,858)	(1,538)

COMPREHENSIVE INCOME	$1,105	$152

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	8,871,637	8,871,640
Diluted	8,935,189	8,920,992

EARNINGS PER COMMON SHARE:
Basic	$0.33	$0.19
Diluted	$0.33	$0.19

See accompanying notes to consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2011 and 2010
(in thousands, except for share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balances, January 1, 2010	8,871,640	$9	$51,710	$9,083	$(25,287)	$35,515
Stock options expense			238			238

Warrants issuance as compensation			17			17

Deferred board fees to be paid in stock			10			10

Foreign currency translation adjustment, net of tax				(1,538)		(1,538)

Net income					1,690	1,690
Balances, December 31, 2010	8,871,640	$9	$51,975	$7,545	$(23,597)	$35,932
Stock options expense			139			139

Warrants issuance as compensation			17			17

Deferred board fees to be paid in stock			10			10

Foreign currency translation adjustment, net of tax				(1,858)		(1,858)

Shares returned to Authorized (relinquished)	(5)

Net income					2,963	2,963
Balances, December 31, 2011	8,871,635	$9	$52,141	$5,687	$(20,634)	$37,203

See accompanying notes to consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2011 and 2010

(in thousands, except for share data)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,963	$1,690
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,207	2,037
Stock-based compensation expense	139	238
Warrants issued for services	17	17
Deferred board fees to be paid in stock	10	10
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Prepaid expenses and other current assets	346	1,724
Deposits and other assets	89	(1,270)
Accounts payable	260	(295)
Interest payable	(16)	(218)
Czech tax accrual	115	(359)
Accrued expenses and other current liabilities	614	(155)
NET CASH PROVIDED BY OPERATING ACTIVITIES	6,744	3,419

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,414)	(355)
Repayment on note receivable	336	178
Purchases related to Hotel Savannah and the Spa	(48)	(191)
NET CASH USED IN INVESTING ACTIVITIES	(1,126)	(368)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	1,188	4,236
Retirement of unsecured promissory notes		(1,550)
Principal payments on long-term debt	(2,883)	(4,876)
Principal payments on Ceska Municipal Loan	(13)
NET CASH USED IN FINANCING ACTIVITIES	(1,708)	(2,190)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(895)	(822)

NET INCREASE IN CASH	3,015	39

CASH:
Beginning of year	2,621	2,582

End of year	$5,636	$2,621

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$399	$844

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Property and equipment acquired via accounts payable	$58	$150
Property and equipment acquired via Ceska Municipal Loan	$454	$

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

The Company owns and operates four casinos in the Czech Republic (“CZ”), and manages, under contract, one casino and nightclub in Croatia, all under the American Chance Casinos (“ACC”) brand.  Two of the Czech casinos are located in the western part of the CZ, close to the German border.  The larger of these two, located in Ceska Kubice (“Ceska”), currently has 15 gaming tables and 80 slot machines. The smaller, Rozvadov (“Rozvadov”), located in the town of Rozvadov, has reduced its operation, effective February 1, 2012, to slots only, due to the lack of a viable market for live games.  It currently operates 20 slot machines.  The other two Czech casinos are located in the southern part of the CZ, close to the Austrian border.  The larger of these two, “Route 55,” located in Dolni Dvoriste, has 23 gaming tables and 124 slot machines.  The other casino, “Route 59,” is located in Hate, near Znojmo, and currently has 23 gaming tables and 114 slot machines.  In addition to the casinos, TWC also own and operate a 77-room, four-star deluxe hotel, the Hotel Savannah, which is physically connected to our Route 59 casino, and a full-service spa, the Spa at Savannah (the “Spa”), which is operated by an independent contractor and is attached to the hotel. The hotel features eight banquet halls for meetings and special events as well as a full-service restaurant and bar.

The Company also manages under contract the Grand Casino Lav and Nightclub (collectively known as the “Grand Casino Lav”), located in Podstrana, Croatia, near the resort city of Split.  The management agreement with Grand Hotel Lav d.o.o., the property owner, provides for a 10-year term expiring in 2017, with renewal periods of five years at TWC’s option, subject to certain performance conditions.  In addition to marketing to the existing hotel guests, the Company targets the local market of Split, the second largest city in Croatia. Grand Casino Lav currently has 18 tables and 60 slot machines.  Grand Casino Lav’s management fee income contribution to the year 2011 operational results was not material.

Liquidity

At December 31, 2011, the Company had a working capital deficit of $3,070 versus a working capital deficit of $3,778 at December 31, 2010.

In January 2011, the terms of TWC’s revolving credit line with Commerzbank were amended to extend the expiration to November 4, 2012.  Furthermore, as part of this amendment, the applicable quarterly interest rate margin on the term loan and the revolving credit line increased by an additional 100 basis points, to 600 basis points and 500 basis points, respectively.  The credit facility includes financial covenants, security and requirements, which include: (i) a mandatory annual prepayment that requires that 25% of the Company’s excess cash above a certain annually-escalating bank balance at the end of each fiscal year be applied toward the term loan’s principal balance; (ii) the pledge of the Route 59 and Route 55 casinos, Hotel Savannah and other guarantees as security; and (iii) the term loan to be repaid quarterly in equal principal installments, with the applicable interest based on three-month PRIBOR rate plus the said basis points.  The term loan matures on November 4, 2013.

The Company’s management believes that its cash resources at December 31, 2011, in addition to the anticipated cash to be provided by existing operations will be sufficient to meet current obligations and fund its operating activities for the next twelve months.  However, should cash from operations and the credit facility be insufficient to cover these objectives, the Company may seek to raise additional debt and/or equity capital in order to fund its current liabilities, operations and growth strategies.  There is no guarantee that such funds will be available to TWC at favorable terms or at all, in which case the Company may decide to reduce its development plans and or operations.  The Company is in full compliance with the credit facility’s financial covenants up to and including the year ended December 31, 2011.  (See also “Note 4 — Long-Term Debt,” below).

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

Goodwill - Goodwill represents the excess of the cost of the Company’s Czech subsidiaries over the fair value of their net assets at the date of acquisition, which consisted of the Ceska and Rozvadov casinos and the land in Hate (upon which the Route 59 Casino and the Hotel Savannah and the Spa are situated on).  Goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test.  The Company has allocated the goodwill over two reporting units that are components of the operating segment “Czech subsidiaries” and are classified as the “German reporting unit” which consists of the Ceska and Rozvadov casinos and the “Austrian reporting unit” which consists of the Route 55, Route 59 and Hotel Savannah.  The impairment assessment requires the Company to compare the fair value of its two reporting units to their respective carrying values to determine whether there is an indication that an impairment exists.  The fair value of the two reporting units were determined through a combination of recent appraisals of the Company’s real property and a multiple of EBITDA, which was based on the Company’s experience and data from independent third parties.  As required, the Company performed its required annual fair-value based testing of the carrying value of goodwill related to its two reporting units at September 30, 2011, and determined that goodwill was not impaired.  There were no indicators of impairment present during the fourth quarter of 2011, therefore TWC determined that there was no impairment of goodwill at December 31, 2011.  The Company expects to perform its next required annual assessment of goodwill during the third quarter of 2012.

Comprehensive Income — The Company complies with requirements for reporting comprehensive income.  Those requirements establish rules for reporting and display of comprehensive income and its components.  Furthermore, they require the Company’s change in the foreign currency translation adjustments to be included in other comprehensive income.

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

The impact of foreign currency translation on goodwill is presented below:

	Applicable	Goodwill
	Foreign Exchange	German		Austrian
As of December 31, 2011 (in thousands, except FX)	Rate (“FX”) (2)	reporting unit		reporting unit		Total

Residual balance, as of January 1, 2003 (in USD) (1)		USD	3,042	USD	537	USD	3,579

USD residual balance, translated at June 30, 1998 (date of acquisition) FX rate of:	33.8830	CZK	103,077	CZK	18,190	CZK	121,267

2003 CZK balance, translated to USD, at December 31, 2011 FX of:	19.8191	USD	5,201	USD	918	USD	6,119

Net increase to Goodwill (adjustment made to Translation Adjustment in consolidation):		USD	2,159	USD	381	USD	2,540

(1)          Goodwill was amortized over 15 years until the Company started to comply with revised GAAP requirements, as of January 1, 2002. This balance represents the remaining, unamortized goodwill, after an impairment charge taken prior to January 1, 2003.

(2)          FX (interbank) rates taken from www.Oanda.com.

Earnings Per Common Share - The Company complies with accounting and disclosure requirements regarding earnings per share.  Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share incorporate the dilutive effect of Common Stock equivalents on an average basis during the period.  As of December 31, 2011, the Company’s Common Stock equivalents include 837,675 unexercised stock options, 75,000 outstanding warrants, 75,000 shares of restricted stock, and 53,514 shares issuable under the Company’s Deferred Compensation Plan.  As of December 31, 2010, the Common Stock equivalents included 838,175 unexercised stock options, 75,000 outstanding warrants, 75,000 shares of restricted stock, and 49,262 deferred compensation shares.  These shares for the respective years were included in the computation of diluted earnings per common share, if such unexercised stock options, warrants, restricted stock, and deferred compensation stock were vested and “in-the-money.”

A table illustrating the impact of dilution on earnings per share, based on the treasury stock method, is presented below:

	For the Year Ended
(amounts in thousands, except for	December 31,
share data)	2011	2010
Basic earnings per share:
Net income	$2,963	$1,690

Weighted average common shares	8,871,637	8,871,640

Basic earnings per share	$0.33	$0.19

Diluted earnings per share:
Net income	$2,963	$1,690

Weighted average common shares	8,871,637	8,871,640

Addition due to the effect of dilutive securities using the treasury stock method:
Stock options and warrants (1)	10,038	90
Stock issuable under the Deferred Compensation Plan	53,514	49,262

Dilutive potential common shares	8,935,189	8,920,992

Diluted earnings per share	$0.33	$0.19

(1) Per the treasury stock method.

Revenue Recognition - Casino revenue is defined as the net win from gaming activities, which is the difference between gaming wagers and the amount paid out to patrons, and is recognized on the day it is earned.  Revenues generated from ancillary services, including room rentals, sales of food, beverage, cigarettes, and casino logo merchandise are recognized at the time the related services are performed or goods sold, and represent, in the aggregate, 4.5% and 4.9% of total revenues for the years ended December 31, 2011 and 2010, respectively.  Food and beverage revenues, which are included in revenues from ancillary services, represent approximately 1.9% and 2.5% of total consolidated revenues for the years ended December 31, 2011 and 2010, respectively.

Promotional Allowances - Promotional allowances primarily consist of the provision of complimentary food and beverages and, to certain of its valuable players, hotel accommodations.  For the years ended December 31, 2011 and 2010, revenues do not include the retail amount of food and beverages and hotel accommodations of $6,244 and $6,430, respectively, provided at no-charge to customers. The retail value of the food and beverages given away is determined by dividing the food and beverage costs charged to the gaming operation of $2,359 and $2,664, for the respective periods, by the average percentage of cost of food and beverages sold.  The cost of hotel accommodations is either the out-of-pocket expenses paid to other hotels to accommodate TWC’s customers or the retail charge of room accommodations at the Company’s Hotel Savannah and at its three guest rooms at Route 55.

The promotional allowances are summarized below:

	For the Year Ended
	December 31,
(amounts in thousands)	2011	2010

Cost of complimentary food and beverages (A)	$2,359	$2,664
Average cost of food and beverages sold(B)	37.9%	41.7%

Retail value of food and beverages (A/B)	$6,225	$6,396
Cost of hotel accommodations	19	34
Total promotional allowances	$6,244	$6,430

External Advertising -  The Company complies with the accounting and reporting requirements for reporting on advertising costs.  External advertising expenses are charged to operations as incurred and were $811 and $780 for the years ended December 31, 2011 and 2010, respectively.

Fair Value of Financial Instruments - The fair values of the Company’s assets and liabilities that qualify as financial instruments approximate their carrying amounts presented in the accompanying consolidated balance sheets at December 31, 2011 and 2010.

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

Impairment of Long-Lived Assets - The Company periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may be recoverable.  If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived assets, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists.  If an asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value. An estimate of the asset’s fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. The Company reports an asset to be disposed of at the lower of its carrying value or its estimated net realizable market value. There were no impairment losses for long-lived assets recorded for the years ended December 31, 2011 and 2010.

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

In 2011 and 2010, the Company expensed approximately $139 and $238, respectively, for granted options to certain KMEs, which was recognized in its selling, general and administrative expenses in the consolidated statements of income.  The Company also incurred expenses approximating $17, respectively, for shares and warrants issued for services in 2011 and 2010.

Czech Gaming Taxes - The majority of TWC’s revenues are derived from gaming operations in the Czech Republic, which are subject to, prior to January 1, 2012, only gaming taxes (including charity taxes), while its non-gaming revenues, which were not material, have correspondingly non-material corporate income tax liabilities under Czech law. TWC’s gaming-related taxes for the years ended December 31, 2011 and 2010 are summarized in the following table:

	For the Year Ended December 31,
(amounts in thousands)	2011	2010
Gaming taxes	$1,659	$1,578
Charity taxes	3,008	2,677
Total Czech gaming taxes	$4,667	$4,255

Gaming taxes were computed on gross gaming revenues, which are comprised of live (table) games and slot games revenues. For live game revenue, the applicable taxes and fees are: (i) a 10% administration tax; (ii) a 1% state supervision fee; and (iii) a charity “contribution” (i.e., a tax), herein referred to as the charity tax, for publicly beneficial, cultural, sporting and welfare purposes, according to a gross revenue formula specified by the Czech Ministry of Finance.

Charity taxes were also computed on the reported slot revenues of each of our three slot subsidiary companies, ACC Slot, s.r.o., Hollywood Spin s.r.o. and LMJ Slot s.r.o., net of gaming taxes and fees.  Therefore, for all gaming revenue, net of applicable taxes and fees, up to CZK 50,000 (or $2,800 at the annualized daily exchange rate for 2011), a 6% charity tax applies; up to CZK 100,000 (or $5,700 at the same exchange rate), an 8% rate applies; up to CZK 500,000 (or $28,300 at the same exchange rate), a 10% rate applies; and above the CZK 500,000 gaming revenue threshold, a 15% rate applies.  For slot game revenue, the applicable assessment is the charity tax, net of local (municipality) administration and slot state-licensing fees.  Effective January 1, 2012, the charity taxes have been eliminated in lieu of a new overall flat gaming tax (the “New Gaming Tax”) of 20.0% on all live-game and slot revenues, as well as an applicable corporate income tax on adjusted net income.  Additionally, the administration tax and state supervision fee have been eliminated in lieu of minor license renewal fees. (See also Part I, Item 1 “Taxation” above.)

Gaming taxes payable for year 2011 are due to the Czech Ministry of Finance annually, typically in April of the subsequent year, while charity taxes payable, despite having no stated due dates, are paid as mutually agreed with the charities, customarily by May of the subsequent year.  The Company may allocate this charity contribution to local schools, sports clubs, subsidized or volunteer organizations, or municipalities in which each of the Company’s casinos operate. The distribution is subject to the prior approval of the Czech Ministry of Finance.

Effective January 1, 2012, the New Gaming Tax is payable at the end of each quarter, while the corporate income tax is payable by June of the subsequent year. (See also Part I, Item 1 “Taxation” above.)

In conformity with the European Union (“EU”) taxation legislation, when the Czech Republic joined the EU in 2004, its VAT increased from 5% to 22%, from January 2004 through December 2009, and ranged between 9% and 19% for all intra-EU generated purchases.  Beginning January 1, 2010, VAT rates increased to between 10% and 20%.  All non-EU generated purchases were impacted by identical VAT increases, beginning in May 2004. The Company pays its VAT directly to its vendors in connection with any purchases that are subject to this tax.  Unlike in other industries, VATs are not recoverable for gaming operations.  The recoverable VAT under the Hotel Savannah operation was non-material for the years ended December 31, 2011 and 2010.

Income Taxes - The Company complies with accounting and reporting requirements with respect to accounting for U.S. federal and foreign income taxes, which require an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed for differences between the financial statement and the tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.  In accordance with GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets.  This policy also provides guidance on thresholds, measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different entities.  The Company is subject to income tax examinations by major taxing authorities for all tax years since 2008. Based on its analysis, the Company has determined that the adoption of this policy did not have a material impact on the Company’s financial statements for the years ended December 31, 2011 and 2010. However, management’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

Effective January 1, 2012, the Czech government instituted an effective corporate income tax on gaming revenues, which prior to the law changes were subject only to gaming taxes. (See “Corporate Income Taxes” under section “Taxation” above.)

Recently Issued and Adopted Accounting Standards

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

New Accounting Pronouncements

In September 2011, the FASB amended the authoritative guidance regarding the testing for Goodwill Impairment. Under the amendments, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value reporting of a reporting unit is less than the carrying amount, then performing the two-step impairment test is unnecessary. The changes are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, however, early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011. The Company did not elect to make an early adoption of this standard.

In December 2011, the FASB issued an update on comprehensive income, which pertains to the deferral of the effective date for amendments to the presentation of reclassification of items out of accumulated other comprehensive income in a previous accounting standard update that pertained to the presentation of comprehensive income.  The update defers the presentation on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods.  All other requirements the previous accounting standard on the presentation of comprehensive income, issued in June 2011, are not affected.  The previous presentation related comprehensive income standard requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements.  Under the continuous statement approach, the statement would include the components and total of net income, the components and total of other comprehensive income and the total of comprehensive income.  Under the two statement approach, the first statement would include the components and total of net income and the second statement would include the components and total of other comprehensive income and the total of comprehensive income.  It does not change the items that must be reported in other comprehensive income and it is effective retrospectively for interim and annual periods beginning after December 15, 2011, with early adoption permitted.  We have evaluated the guidance and expect it to impact only the presentation and note disclosures in our financial statements.

NOTE 3 - Property and Equipment

At December 31, 2011 and 2010, property and equipment consisted of the following:

(amounts in thousands)	2011	2010
Land	$2,530	$2,610
Building and improvements	30,663	29,898
Furniture, fixtures and other equipment	12,929	13,987

	46,122	46,495
Less accumulated depreciation and amortization	(12,154)	(10,749)

	$33,968	$35,746

Depreciation and amortization expense for the years ended December 31, 2011 and 2010 were approximately $2,207 and $2,037, respectively.

NOTE 4 - Long-Term Debt

At December 31, 2011 and 2010, long-term debt consisted of the following:

(amounts in thousands)	2011	2010
Commerzbank credit facility (a):
Amortized loan	3,156	4,920
Revolving credit line	1,761	1,837
IMT LLC loan (b)	1,197	1,197
Ceska Municipal Loan (c)	441
	6,555	7,954
Less current portions:
Commerzbank amortized loan	1,578	1,640
Commerzbank revolving credit line	1,761
Ceska Municipal Loan	151

	$3,065	$6,314

(a)

In November 2009, the Company amended its long-term debt (former revolving credit line) with a new credit facility from Commerzbank Aktiengesellschaft, pobocka Praha (“Commerzbank”). The new credit facility allowed the Company to retire its prior revolving credit line and replace it with a combination of a term loan and a new smaller revolving credit line. The credit facility is provided in two tranches: an amortized, four-year term loan of CZK 125,000 (or $6,300 at the December 31, 2011 exchange rate), with interest based on the three-month Prague Interbank Offered Rate (“PRIBOR”) plus 500 basis points, and a two-year revolving credit line of CZK 40,000 (or $2,000 at the same exchange rate), with interest based on, depending on each draw request, the one, two, three or six-month PRIBOR plus 400 basis points, with the Company’s option to renew the term for one-year. The revolving credit line was reduced, as per the terms of the agreement, to CZK 35,000

(or $1,761 at the same exchange rate) after 12 months from the signing date, in November 2010. The credit facility includes financial covenants, and requirements, which are: (i) a mandatory annual prepayment that requires that 25% of the Company’s excess cash above a certain annually-escalating bank balance at the end of each fiscal year be applied toward the repayment of the term loan’s principal balance; (ii) the pledge of the Route 59 and Route 55 casinos, Hotel Savannah and their underlying land, and other guarantees as security; and (iii) the term loan to be repaid quarterly in equal principal installments, with the applicable three-month PRIBOR rate plus the said basis points. The term loan matures on November 4, 2013. As of December 31, 2011, the Company had fully drawn down the revolving credit line of CZK 35,000, or $1,761, and had a principal balance of $3,156 on its amortized term loan. The Company is in full compliance with the credit facility’s financial covenants up to and including the year ended December 31, 2011.

On January 31, 2011, the terms of its revolving credit line were amended to extend the expiration to November 4, 2012. Furthermore, as part of this amendment, the applicable quarterly interest rate margin on the term loan and the revolving credit line will increase by an additional 100 basis points, to 600 basis points and 500 basis points, respectively. For the years ended December 31, 2011 and 2010, the weighted average of the interest rates on the drawn amounts were approximately 6.12% and 6.24%, respectively.

(b)

In August 2009, as part of TWC’s partnership with Vigotop Limited, a Cyprus-based company, to form a Hungarian company, KC Bidding Kft. (“KCB”), in which TWC became holder of a 25% equity interest, TWC extended KCB a 3-year, 1.0% interest per annum loan of approximately €930, or $1,200, to form a Hungarian license concession company, SDI Europe Kft. (“SDI”), for the purpose of eventually operating the Class I casino in Hungary. SDI is a wholly-owned subsidiary of KCB. Through SDI’s intermediary, IMT LLC, a Delaware-based company, TWC received a three-year, 2.1505% interest per annum loan of approximately $1,200. TWC expects the full lump sum repayment of the loan, upon maturity in August 2012, from KCB, to offset its outstanding loan with IMT LLC. TWC management believes the loan to KCB is fully collectible. In the event KCB defaults in its repayment obligation to ACC with respect to the above mentioned loan, IMT will cancel the loan obligation from ACC to IMT and ACC will no longer be obligated to pay off the loan balance of approximately €930, or $1,200. In November 2010, the loan agreement between ACC and KCB was amended to change the maturity date to January 31, 2016 from December 31, 2012 and to establish an interest rate of 1% from January 1, 2012 through the new maturity date of the loan. In March 2011, the loan agreement between IMT and ACC was amended to change the maturity date to February 21, 2016 from January 31, 2013, and to establish an interest rate of 1% from January 1, 2012 through the new maturity date of the loan.

(c)

In November 2011, TWC purchased the Ceska casino building, associated land and an adjacent outbuilding and related plot from the town of Ceska Kubice, from which TWC had been renting the facilities.  In conjunction with this purchase, TWC was granted by the township of Ceska Kubice a three-year municipal loan of CZK 9.0 million, or $454,000. The loan is payable monthly and matures on November 23, 2014.

Principal payments due on long-term debt are as follows:

Year ending December 31,	(amounts in thousands)
2012	$3,490
2013	1,729
2014	139
2015
2016	1,197

$6,555

On July 8, 2010 TWC satisfactorily retired, pursuant to the terms of the Replacement Notes, the Company’s unsecured promissory notes aggregating a principal balance of $1,550 which had matured on June 26, 2010, along with a total payment of $295 in associated deferred and accrued interest.

NOTE 5 - Accrued Expenses and Other Current Liabilities

At December 31, 2011 and 2010, accrued expenses and other current liabilities consisted of the following:

(amounts in thousands)	2011	2010
Accrued payroll and related costs	$890	$905
Operational accruals	553	483
Incentives/bonus payable	650	60

	$2,093	$1,448

NOTE 6 - Commitments and Contingencies

Lease Obligations - The Company is obligated under several financial leases expiring through 2015.  Future aggregate minimum annual rental payments under all of these leases for the lesser of five years or until their expiration dates are as follows:

Year ending December 31,	(amounts in thousands)
2012	$85
2013	87
2014	88
2015	22
2016	—

Rent expense under these operating leases was approximately $121 and $120 for the years ended December 31, 2011 and 2010, respectively.

The Company is also obligated under certain five-year, slot equipment operating leases, expiring in 2011 and 2012, which include a monthly fixed rental fee per slot machine, and an option for replacement to different/newer machines during the term of the lease.  Beginning in 2011, the Company negotiated an agreement to rent month to month with the same vendor for replacement and/or additions of new slot machines.

Employment Agreements - The Company’s July 1, 2005 employment agreement with its Chief Executive Officer (“CEO”), Mr. Rami S. Ramadan, absent the intervention of either party by September 30th of each year, renewed automatically for another calendar year ending December 31, 2012.  In addition to a perpetually renewable employment term of one year absent the intervention of either party, the agreement provides for annual compensation, plus participation in the Company’s benefits programs and equity incentive plans.  Annual compensation of $450 will be paid in 2012, pursuant to the evergreen renewal terms of said employment agreement, excluding any bonus awards that may be or have been granted in 2012 at the discretion of the Board of Directors.

Pursuant to the renewal of the employment agreement with Mr. Ramadan in July 2005, Mr. Ramadan was also granted seven-year options to purchase 175,000 shares of Common Stock, of which options to purchase 35,000 vested immediately, and the balance to be vested in equal parts, over a four-year vesting period, on the anniversary of the date of grant.  As of December 31, 2011, these options have all been vested.  The exercise price of these options incrementally increases every six months, starting at $2.80 on July 1, 2005, the closing price on the date of grant, to a maximum of $4.11 on January 1, 2012.  Also, pursuant to this July 2005 employment agreement, upon reaching designated earnings per share targets, Mr. Ramadan will be granted 75,000 restricted shares of the Company’s Common Stock in 25,000 share allotments.  None of the restricted shares have been vested to date.

On February 4, 2007, Mr. Ramadan was granted seven year options to purchase 50,000 shares of Common Stock, of which options to purchase 12,500 shares vested immediately, and the balance to vest in three equal parts, over a three-year vesting period, on the anniversary of the date of grant.  As of December 31, 2011, all options have vested.  The exercise price of these options was set at $3.75 per share, the closing price on the date of grant.

Further, on October 23, 2007, pursuant to the Company’s 2004 Equity Incentive Plan, Mr. Ramadan was granted seven year options to purchase 125,000 shares of Common Stock, with options to purchase 25,000 shares that vested immediately, and the balance to be vested in four equal parts, over a four-year vesting period, on the anniversary of the date of grant.  As of December 31, 2011, these options have all been vested.  The exercise price of all these options, vested and unvested, is set at $4.85 per share, the closing stock price on October 23, 2007, and escalated to $5.05 on its first anniversary.  On May 26, 2009, the Company’s Board of Directors froze the exercise price at $5.05 for the entire grant.

The weighted average exercise price of all of Mr. Ramadan’s vested options was $4.34 at December 31, 2011.  No vested options have been exercised by Mr. Ramadan as of December 31, 2011.

401 (k) and Profit Sharing Plan - The Company maintains a contributory 401(k) plan and a profit sharing plan.  These plans are for the benefit of all eligible U.S. corporate employees, who may have up to 17% of their salary withheld, not to exceed the maximum federally allowed amount.  The Company makes a voluntary employer-matching contribution of 60 cents for each employee dollar contributed, which totaled $43 in 2011 and 2010.

Taxing Jurisdiction - The Czech Republic currently has a number of laws related to various taxes imposed by governmental authorities.  Applicable taxes include gaming tax, VAT, charity tax, and payroll (social) taxes.  In December 2011, the Czech parliament passed sweeping gaming tax legislation, which was signed by the Czech President into law.  The new gaming tax law takes effect beginning January 1, 2012.  Tax declarations, together with other legal compliance areas (for example, customs and currency control matters) are subject to review and investigation by a number of authorities, which are enabled by law to impose fines, penalties and interest charges, create tax risks in the Czech Republic.  Management believes that it has adequately provided for its Czech tax liabilities.

Legal Matters - The Company may be, from time to time, a party to various legal proceedings and administrative actions, all arising from the ordinary course of business. Although it is impossible to predict the outcome of any legal proceeding, the Company believes any liability that may finally be determined with respect to such legal proceedings should not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.  The Company is not currently involved in any material legal proceeding nor were we involved in any material litigation during the year ended December 31, 2011.

NOTE 7 - Risks and Uncertainties

Regulation and Licensing - The Company’s operations are subject to regulation by each federal and local jurisdiction in which it operates. Each of the Company’s officers may be subject to strict scrutiny and approval from the gaming commission or other regulatory body of each jurisdiction in which TWC conduct gaming operations.  Furthermore, the operations of its casinos are contingent upon maintaining all necessary regulatory licenses, permits, approvals, registrations, findings of suitability, orders and authorizations. The laws, regulations and ordinances requiring these licenses, permits and other approvals generally relate to the operations of the casinos, the payment of taxes, the responsibility, financial stability and character of the owners and managers of gaming operations, as well as persons financially interested or involved in gaming operations.  All of TWC’s Czech casinos are duly licensed by the Ministry of Finance of the Czech Republic, however, the Company is subject to ongoing regulation to maintain these operations.

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

Cash - Cash consists of cash in banks and on hand.  From time to time, the Company will maintain cash balances in a financial institution that may exceed the Federal Depository Insurance Corporation (“FDIC”) coverage of $250.  The Company has not experienced any losses in such accounts and believes it is not subject to any significant credit risk on cash.  In addition, the FDIC does not insure the Company’s foreign cash, which totaled $5,405 and $2,549 at December 31, 2011 and 2010, respectively.  The Company has not incurred any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

NOTE 8 - Stockholders’ Equity

For the years ended December 31, 2011 and 2010, the Company recognized stock-based compensation expense of $156 and $255, respectively, for the vesting of granted stock options and warrants.  On November 30, 2009, TWC granted five-year warrants to purchase 75,000 shares of its Common Stock at the then market price of $3.00 per share, in connection with the Company’s engagement of a capital markets advisor, Hurricana Capital LLC.  The warrants vest over a two-year period, with the first of three equal parts vested immediately upon the grant date.  All said warrants have been fully vested.  Thus, for each of the years ended December 31, 2011 and 2010, $17 was recognized in the Company’s selling, general and administrative expenses in the consolidated statements of income for the vested portion and a corresponding credit to additional paid-in-capital. On June 3, 2011, TWC received, at no cost to the Company, five (5) shares of its Common Stock which were voluntarily relinquished by a former shareholder.  The stock was returned to our Authorized Common Stock reserve.  As part of their participation in the Company’s Deferred Compensation Plan, each member of the Company’s Board of Directors agreed to receive a portion of his annual retainer in shares of the Company’s Common Stock, aggregating $10 for the entire board, for the years ended December 31, 2011 and 2010.

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

NOTE 9 - Other Assets and Other Long-Term Liabilities

Notes Receivable — In connection with the TWC’s management of the Grand Casino Lav, on January 10, 2007, the Company extended three Euro-denominated loans totaling €967, or $1,400, to Grand Hotel Lav, d.o.o., the owner of the Grand Casino Lav and Nightclub.  In light of the slower than expected growth of the operation and the cash flow management challenges experienced during the low seasons by the Grand Hotel Lav, d.o.o. (“GHL”), in December 2009, TWC agreed to a proposal from the owners of Grand Casino Lav to consolidate the three outstanding loans and accrued interest and penalties into a single, three-year, 3.55% per annum interest, term loan (the “Replacement Loan”), to be effective January 1, 2010, excluding accrued management fees.  The Replacement Loan principal amount was approximately €875, or approximately $1,160.  Principal payments associated with the loan were deferred in 2010.  Monthly payments for the Replacement Loan commenced May 31, 2010 (with a four-month, interest-free grace period) and continued through October 2010.  In December 2010, TWC acquiesced to GHL’s request to defer additional installments for three months due to a seasonal drop in business.  In addition to liens on gaming equipment, the Replacement Loan is secured by nine legally-binding receivable (demand) notes, which can be presented at any time to the owner’s bank for the satisfaction of the Replacement Loan.  In the event of a sale of the business, the Replacement Loan would be transferred to the new owner.  In 2011, in addition to an aggregate receipt of €57.8 in payments, in November 2011, the Company exercised one of the nine demand notes to collect an additional €189, which totaled €246.8, or $336, in receipt for the year 2011, versus $178 in 2010.  Subsequently, GHL agreed to and executed a Payment Allocation and Pledge of Payment Agreement related to the existing Credit Agreement and the 2006 Management Agreement, whereby GHL acknowledged the outstanding debt and committed to a revised payment schedule ending April 2013.  TWC management believes the loan is fully collectible.

Advance Receivable — In August 2009, in pursuit of obtaining a gaming license in Hungary, TWC partnered with Vigotop Limited, a Cyprus-based company, to form a Hungarian company, KC Bidding Kft. (“KCB”), in which TWC became holder of a 25% equity interest.  Subsequently, TWC extended KCB a three-year, 1.0% interest per annum loan of approximately €930 (or about $1,300) to form a Hungarian license concession company, SDI Europe Kft. (“SDI”), for the purpose of eventually operating the Class I casino in Hungary.  SDI is a wholly-owned subsidiary of KCB. Through SDI’s intermediary, IMT LLC, a Delaware limited liability company, TWC received a three-year, 2.1505% interest per annum loan of approximately $1,200.  TWC expects the full lump sum repayment of the loan, upon maturity, from KCB, to offset its outstanding loan with IMT LLC.  TWC management believes the loan to KCB is fully collectible.  In the event KCB defaults in its repayment obligation to ACC with respect to the above mentioned loan, IMT will cancel the loan obligation from ACC to IMT and ACC will no longer be obligated to pay off the loan balance of approximately €930, or $1,200.  In November 2010, the loan agreement between ACC and KCB was amended to change the maturity date to January 31, 2016 from December 31, 2012 and to establish an interest rate of 1% from January 1, 2012 through the new maturity date of the loan.  In March 2011, the loan agreement between IMT and ACC was amended to change the maturity date to February 21, 2016 from January 31, 2013, and to establish an interest rate of 1% from January 1, 2012 through the new maturity date of the loan.

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

On April 26, 2011, KCB received a Hungarian court summons for a hearing, which was moved to January 10, 2012, pursuant to a counterplea by KCB on August 30, 2011. The hearing on January 10, 2012 was inconclusive, and another hearing, originally set for March 6, 2012 before the Metropolitan Court of Budapest, was postponed to April 19, 2012. KCB is confident that it fully complied with all reporting requirements and believes that the court will ultimately render a favorable verdict.  KCB’s attorneys believe that KCB has a strong legal case against the MOE.

In March 2011, KCB, as Plaintiff, filed a suit against the State of Hungary, represented by the MOE, as Defendant, regarding the declaration of the unlawfulness of the cancellation of the concession contract concluded by and between the parties on October 9, 2009. The MOE had informed KCB of the cancellation on January 12, 2011. The court case is pending before the Metropolitan Court of

Budapest.  Until now, only one hearing was held, on January 31, 2012, which was inconclusive. The next hearing will be held on March 27, 2012.  KCB is confident in its assertion that the government’s cancellation of the concession agreement was illegal and that the concession agreement will be reinstated by the court.

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

TWC’s development and operations teams in Europe played key roles in the award process, providing critical industry expertise and technical support to the majority owner of KCB, Vigotop.  In exchange for TWC’s services to obtain a gaming license, the Company received the aforementioned ownership stake in KCB, from which there is a potential for the Company to earn a fee by means of a structured buyout of our ownership interest by Vigotop.  Under the terms of the buyout option agreement, which expires on August 14, 2012, TWC’s minority interest in KCB is subject to acquisition by Vigotop, at Vigotop’s option, through the purchase of TWC’s shares in KCB for approximately $1,300, which would represent TWC’s fee for services rendered.  If, however, the MOE is successful in terminating the concession contract, it would be highly unlikely that any buyout would occur and very likely that KCB would become insolvent, resulting in the loss of TWC’s entire non-cash investment.  In the event that Vigotop does not exercise its buyout option, the shareholders of KCB will continue their ongoing development of the casino project until the license has been granted, and it is possible that the Company could ultimately manage the mega-casino under its American Chance Casinos brand.  There are no assurances that TWC would be selected to manage this future operation, if and when completed.

Restricted Deposits -  Restricted deposits amounted to CZK 28,000 and CZK 26,000, relating to Czech license bond requirements, for year 2011 and 2010, respectively.  Using respective year-end exchange rates, these deposits have been translated to $1,413 and $1,365 at December 31, 2011 and 2010, respectively.

NOTE 10 - Income Taxes

In the Czech Republic, prior to January 1, 2012, gaming income was not subject to corporate income tax.  In lieu of income taxes, gaming income was subject to other taxes in the Czech Republic, including gaming and charity taxes, which are primarily based on percentages of gaming revenues.  Foreign net operating loss carry-forwards (disclosed below) were derived from non-gaming activities and can only be applied against non-gaming activities.  However, for the years ended December 31, 2011 and 2010, the Company did incur approximately $199 and $74 of foreign income taxes, respectively for non-gaming revenues earned.

At December 31, 2011, the Company had U.S. and foreign net operating loss carry forwards (“NOL’s”) of approximately $41,001 and $1,945, respectively, available to offset certain future income taxes payable.  However, based on limited analysis, a sizable warrant exercise in February 2001 or earlier events may have triggered significant limitations of preexisting U.S. NOL’s, pursuant to Internal Revenue Code Section 382, to the extent that substantially all of the Company’s existing U.S. NOL’s prior to February 2001, aggregating approximately $14,676, may be significantly limited.  The U.S. NOL’s generated subsequent to February 2001, aggregating approximately $23,098, resulted in an estimated $11,846 deferred tax asset at December 31, 2011 and the foreign NOL resulted in an estimated $370 deferred tax asset at December 31, 2011.  A full valuation allowance has been established for these deferred tax assets since its realization is considered unlikely.  U.S. NOL’s cannot be used to offset Czech net income nor can Czech NOL’s be used to offset U.S. net income.

The U.S. NOL’s expire between 2015 and 2019.  The foreign NOL’s expire between 2011 and 2013.  During the year ended December 31, 2011, there was an immaterial amount of foreign NOL’s which expired.  The following table presents the U.S. and foreign components of pretax income before income taxes for the years ended December 31, 2011 and 2010:

(amounts in thousands)	2011	2010

U.S.	$(3,789)	$(2,655)
Foreign	6,951	4,419

	$3,162	$1,764

The Company’s effective U.S. income tax rate differs from the U.S. federal statutory income tax rate primarily because gaming income, the Company’s primary revenue source, is not subject to U.S. federal corporate income tax.  Further, the Company’s effective income tax rate differs from the U.S. statutory income tax rate as a result of the Company maintaining a full valuation allowance on its NOL’s.

NOTE 11 - Stock Options and Warrants

Stock Options Plan

The activity in the Company’s stock option plan was as follows for the dates indicated:

	Number of Options	Range of Exercise Prices	Weighted Average Exercise Price

Balance outstanding, January 1, 2010	838,745	$2.00-37.50	$3.72

Expired in 2010	(570)	17.00-37.50	25.18

Balance outstanding, December 31, 2010	838,175	$2.00-22.00	$3.75

Expired in 2011	(500)	3.00-12.00	5.40

Balance outstanding, December 31, 2011	837,675	$2.00-22.00	$3.80

Exercisable, December 31, 2011	735,175	$2.00-22.00	$3.84

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

In each instance, the option exercise price per share was equal to or above the market value of the underlying stock on the date of grant.  Options generally expire between five and ten years after the date of grant or earlier upon termination of employment, as defined in the plan or agreements.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the below assumptions related to risk-free interest rates, expected dividend yield, expected lives and expected stock price volatility. No new grants were issued in 2011 and 2010.

Additional information about the Company’s outstanding stock options at December 31, 2011 is as follows:

	Options Outstanding
		Weighted
		Average
		Remaining	Weighted
		Contractual	Average
Range of	Number of	Life	Exercise
Exercise Prices	Shares	(in Years)	Price

$0.01 to $2.50	60,150	2.59	$2.50
$2.51 to $3.50	413,150	5.39	$3.50
$3.51 to $4.50	235,525	1.95	$3.94
$4.51 to $5.00	1,500	1.53	$5.00
$5.01 to $10.00	126,850	3.79	$5.07
$10.01 to $25.00	500	1.80	$15.50

	837,675	3.97	$3.80

Warrants

The activity in the Company’s warrants is as follows:

Exercise Price		Balance,				Balance,				Balance,
per	Warrants	January 1,	Granted	Exercised	Expired	December 31,	Granted	Exercised	Expired	December 31,
Warrants	Expiring	2010 (1)	2010	2010	2010	2010	2011	2011	2011	2011
$3.00	11/30/2014	75,000				75,000				75,000
		75,000	—	—	—	75,000	—	—	—	75,000

(1)     On November 30, 2009, TWC granted 75,000 five-year warrants to purchase TWC Common Stock at the then market price of $3.00 per share, in connection with the Company’s engagement of a capital markets advisor, Hurricana Capital LLC.  The warrants vest over two-year period, with the first of three equal parts vested immediately upon the grant date, and the remaining parts upon the next succeeding anniversary dates of the grant.  As of December 31, 2011, all warrants have been vested. (See also “Note 8 — Stockholders’ Equity” above).

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

Further, the shareholders of the Company at its Annual Meetings, held in April 2006, May 2007 and May 2009, approved amendments to the 2004 Equity Plan to increase the authorized shares that may be issued under its provisions to a total of 927,270 shares, of which 17,270 remained available for issuance as of December 31, 2011.  Additionally, the amendments provide that option awards will be available for grants to the executive officers and non-employee directors as well as other key employees, except that non-employee directors are eligible to receive only awards of non-qualified stock options.

The 2004 Equity Plan also contains the following provisions:  (i) no stock option repricings (without the approval of the Company’s shareholders); (ii) limitations on shares other than for stock options; (iii) no discounts on stock options: (iv) minimum one year vesting periods for all awards (including stock options); (v) minimum three year vesting periods for restricted stock and other stock-based awards; (vi) no “evergreen” provisions; and (vii) in no event shall there be granted during the term of the 2004 Equity Plan, restricted stock or restricted stock units, which are not subject to the achievement of a performance target or targets, covering more than an aggregate of 75,000 shares.

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

2011 Profit Sharing Plan

The 2011 Profit Sharing Plan was approved by the Compensation Committee of the Board on January 21, 2011, while the 2012 Profit Sharing Plan was approved on January 20, 2012.

The 2011 Profit Sharing Plan permits designated KMEs to share in the profits of the Company.  The profit sharing pool was calculated based on a graduated scale of the attainment of consolidated year-end net income before taxes versus the annual budget and the maximum sum to be distributed from that pool will be determined annually as a percentage of the aggregate of the annual salaries of the KMEs.  Each KME is required, pursuant to the 2011 Profit Sharing Plan, to defer 40% of his or her annual profit sharing award, if attained, into the Deferred Plan. For the year ended December 31, 2011, a pool of $650 was reserved, pursuant to achievement of the target budget.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Included in this Annual Report on Form 10-K are certifications of our chief executive officer/chief financial officer (“CEO/CFO”), which are required in accordance with Rule 13a-14 of the Exchange Act. This section includes information concerning the controls and controls evaluation referred to in the certifications.

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

Changes in Internal Control over Financial Reporting.

As part of our normal operations, we update our internal controls as necessary to accommodate any modifications to our business processes or accounting procedures.  During the fourth quarter of 2011, there were no significant changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management considered the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework.”  Based on this assessment, management believes that, as of December 31, 2011, our internal control over financial reporting was effective.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our Board of Directors is responsible for overseeing the management of our business. We keep our directors informed of our business at meetings and through reports and analyses presented to the Board of Directors and committees of the Board. Regular communications between the directors and management also occur apart from meetings of the Board of Directors and committees of the Board. Specifically, from time to time the Board schedules calls with senior management to discuss the Company’s business strategies.  The following table provides information as of February 29, 2012 with respect to each of our directors and Mr. Rami S. Ramadan, our CEO or principal executive officer and principal financial officer (the “named executive officer”):

Name	Age	Position in the Company	Director Since
Rami S. Ramadan	62	CEO, CFO, President and Director	1999
Julio E. Heurtematte, Jr.(1)	76	Director	1998
Malcolm M.B. Sterrett (1)	69	Director, Chairman	1998
Geoffrey B. Baker (1),(2)	62	Director	1999
Timothy G. Ewing (1)	51	Director	2004

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

Timothy G. Ewing.   Mr. Ewing, a Chartered Financial Analyst, is the managing partner of Ewing & Partners and the manager of Value Partners, Ltd., a private investment partnership formed in 1989, and of the Endurance Partnerships, private investment partnerships formed in 2001.  Mr. Ewing has been a member of the board of directors of Cherokee, Inc. (NASDAQ:  CHKE) in Van Nuys, California since 1997.  In addition, he is the past chairman of the board and serves on the governing board of the Perot Museum of Nature & Science in Dallas, Texas.  He serves on the board of trustees of the Dallas Opera and the Dallas Opera Foundation, the board of trustees of the Baylor Healthcare System Foundation, and the advisory board of the University of Texas at Dallas’ Holocaust Studies Program.  We believe Mr. Ewing’s financial expertise as managing partner of a private investment firm, as well as sitting on other boards, will enable him to make important contribution to our Board of Directors.

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

The Board holds biweekly telephone conference calls and meets in person on an as-needed basis.  The Board has established several committees, described below, which also meet on an as-required basis during the year.  The Board met in person twice and conducted business by written consent two times during the Company’s fiscal year ended December 31, 2011.  No director attended fewer than 75% of the total number of meetings of the Board or meetings of committees of the Board during the year ended December 31, 2011.  While the Company has no policy relating to director attendance at the Company’s annual meeting of shareholders, directors are encouraged to attend.  All of the Company’s directors attended the 2011 annual meeting of shareholders.  None of our directors have been involved in any legal proceedings that are material to an evaluation of the ability or integrity of any director.

As a normal course of its review of our operations, our Board as a whole continually engages in the practice of identifying areas of risk that particularly affect our Company and assigning senior members of our management to report to the Board on those areas of risk at the regularly scheduled Board meetings. Risk areas are identified by management reports, Board inquiries, Board committee reviews, auditor interviews, news reports and other means by which the potential for risk is brought to the attention of the Board. The areas of risk identified by the Board change from time to time based on business conditions, potential transactions considered by the Board, and on the notice or advice of our outside advisors. Currently, the risk areas reported on to our Board relate to potential transactions, financing matters, working capital deficit, goodwill impairment and competition.

Furthermore, our Board of Directors has determined that to be considered independent, an outside director may not have a direct or indirect material relationship with the Company.  A material relationship is one which impairs or inhibits, or has the potential to impair or inhibit, a director’s exercise of critical and disinterested judgment on behalf of the Company and its stockholders.  In determining whether a material relationship exists, our Board considers a number of factors, which may include, for example, the purchase or sales of goods and/or services between the Company and an entity with which a director is affiliated (as an executive officer, partner or substantial stockholder).  The Audit Committee reviews the Board’s approach to determining director independence periodically and recommends changes as appropriate for consideration and approval by the full Board.  There are no family relationships between any director and the other directors or between any director and the executive officers of the Company.  Notwithstanding the number of shares beneficially owned by Mr. Ewing, our Board has found him to be independent under the applicable rules and guidelines.

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

The Board of Directors has established the following committees:

Audit Committee

Our Audit Committee operates pursuant to the Audit Committee charter, which is available on our website at www.transwc.com or in print to any stockholder who requests a copy, free of charge, from Jill A. Yarussi, Corporate Secretary, Trans World Corporation, 545 Fifth Avenue, Suite 940, New York, New York 10017.  The Audit Committee reviews and approves internal accounting controls, internal audit operations and activities, the Company’s annual report and audited financial statements, the selection and supervision of the Company’s independent auditors, compliance with legal and regulatory requirements, the activities and recommendations of the Company’s independent auditors, material changes in the Company’s accounting procedures, pre-approving all audit and non-audit services provided by our independent auditors, the Company’s policies regarding conflicts of interest and such other matters as may be delegated by the Board.  In addition, one of the responsibilities of the Audit Committee of our Board is to discuss and review policies with respect to risk assessment and risk management, including guidelines and policies governing our risk assessment and risk management processes.

The Audit Committee is composed of Mr. Baker, the Committee’s Chairman, Messrs. Heurtematte, and Sterrett, all non-employee, “independent” directors, with Mr. Heurtematte serving as the “audit committee financial expert.”  Mr. Ewing resigned from the Audit Committee on October 16, 2009.  The committee met twice in person and conferred by telephone conference calls four times in 2011.

Compensation Committee

Our Compensation Committee reviews the performance of, and sets the compensation for, executive officers of the Company and sets the terms of grants of awards under the 2004 Equity Plan and any other equity-based compensation plans adopted by the Company. The Compensation Committee operates pursuant to the Compensation Committee charter, which is available on our website at www.transwc.com or in print to any stockholder who requests a copy, free of charge, from Jill A. Yarussi, Corporate Secretary, Trans World Corporation, 545 Fifth Avenue, Suite 940, New York, New York 10017.

The Compensation Committee, which is composed of Mr. Heurtematte, the Committee’s Chairman, Messrs. Baker, Sterrett and Ewing, met twice in person, and conferred by phone once 2011.

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

The Nominating Committee is composed of Mr. Ewing, its Chairman, Messrs. Baker, Heurtematte and Sterrett, and met once during 2011.  There were no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors during 2011.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of our Common Stock to file reports of ownership and changes in ownership with the SEC and the Financial Industry Regulatory Authority, Inc. (formerly, the National Association of Securities Dealers, Inc.) (“FINRA”) by certain dates.  Officers, directors and 10% stockholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file.

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

Special Situations Private Equity Fund LLP and Special Situations Cayman Fund, LP (collectively known as “Special Situations Funds”) and Wynnefield Small Cap Value Offshore Fund, Ltd, Wynnefield Partners Small Cap Value LP and Wynnefield Partners Small Cap Value LP1 (collectively known as “Wynnefield Capital”), both participated in the Company’s two private equity placements.  Currently, Special Situations Funds and Wynnefield Capital hold 23.5% and 16.7%, respectively, of our issued and outstanding Common Stock.  (See also “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”).

We know of no other person or entity who owns 10% or more of the Company’s Common Stock.

Based solely on review of the copies of such forms either filed by us on behalf of our directors and named executive officer, or furnished to us, we believe that all applicable Section 16(a) filing requirements were satisfied by our directors and named executive officer during 2011.

Code of Ethics

Our Board of Directors adopted a Code of Ethics which covers all company executives of TWC and our subsidiaries.  The Code of Ethics requires that senior management avoid conflicts of interest; maintain the confidentiality of information relating to the Company; engage in transactions in the Common Stock only in compliance with applicable laws and regulations and the requirements set forth in the Code of Ethics; and comply with other requirements which are intended to ensure that such officers conduct business in an honest and ethical manner and otherwise act with integrity and in the best interest of TWC.  In March 2010, all of our key management employees and officers reaffirmed, in writing, their commitment to our Code of Ethics. No waivers from, or amendments to, our Code of Ethics were approved or granted by our Board of Directors in 2011.  It is our Company’s intention to review and reaffirm our Code of Ethics in year 2013.

A copy of our Company’s Code of Ethics is available on our corporate website, www.transwc.com under the Corporate Governance tab in the Investor Relations section.  It can also be furnished to any person upon written request.  Requests should be sent to:  Jill A. Yarussi, Corporate Secretary, Trans World Corporation, 545 Fifth Avenue, Suite 940, New York, New York 10017.

Item 11. Executive Compensation.

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

For 2011, pursuant to the evergreen renewal terms of his July 1, 2005 employment agreement, Mr. Ramadan’s employment was automatically renewed for a one-year term ending December 31, 2012.  The base annual salary for Mr. Ramadan is $450,000.  Base salary is considered in conjunction with the short-term annual bonus component of our executive compensation program.

Bonuses.  In addition to the 2011 Profit Sharing Plan (see “Note 12 - Compensation Plans” of the Notes to the Consolidated Financial Statements, above), a discretionary cash bonus for the named executive officer is determined by the Compensation Committee, on an annual basis, where applicable.  The amount of the bonus is based on the Company’s overall performance as well as an evaluation of the individual’s performance.  In 2010 and

2011, the Compensation Committee granted individual performance awards of $135,000 and $150,000, respectively, to the named executive officer.

Stock Options.  In determining the size of stock option grants to executive officers, our Committee considers the Company’s financial performance against the strategic plan as attributed to executive officers.  In this regard, our Committee granted stock options to Mr. Ramadan, the chief executive officer, on July 1, 2005, as part of his employment contract renewal.  Mr. Ramadan was granted seven-year options, which vested over a four-year vesting period, to purchase an aggregate total of 175,000 shares of the Company’s Common Stock at the exercise prices ranging from $2.80 at July 1, 2005, incrementally increasing every six months, to a maximum of $4.11 on January 1, 2012.  These said options have all been vested as of December 31, 2011 at the escalated exercise price of $3.99 per share.

On February 4, 2007, Mr. Ramadan was granted seven-year options to purchase 50,000 shares of Common Stock, of which options to purchase 12,500 shares vested immediately, and the balance vested in three equal parts, over a three-year vesting period, on the anniversary of the date of grant.  The exercise price of these options is set at $3.75 per share, the closing market price of the shares on the date of grant.  As of December 31, 2011, these said options to purchase 50,000 shares have all been fully vested.

Further, on October 23, 2007, pursuant to the Company’s 2004 Equity Incentive Plan, as amended (the “2004 Equity Plan”), Mr. Ramadan was granted seven-year options to purchase 125,000 shares of Common Stock, with options to purchase 25,000 shares to be vested immediately, and the balance vested in four equal parts, over a four-year vesting period, on the anniversary of the date of grant.  The exercise price of all these options is set at $4.85 per share, the closing stock price on October 23, 2007, and escalated to $5.05 on its first anniversary.  On May 26, 2009, the Company’s Board of Directors froze the exercise price at $5.05 for the entire grant.  As of December 31, 2011, these said options have all been fully vested.

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

Any unvested options granted hereunder will, automatically and without any further action on the part of Mr. Ramadan or any members of the Compensation Committee, terminate upon the effective date of the termination or expiration of his employment agreement, except that all unvested options granted thereunder will, automatically and without any further action on the part of any person, vest to Mr. Ramadan upon the closing date of a change of control (as defined by the employment agreement) of the Company. All such vested options must be surrendered or otherwise converted into cash or securities of the acquiror or exercised as required or permitted by the terms and conditions of the change of control documents.  Any extension of the terms of his employment agreement beyond December 31, 2007 will not result in the extension of any option grant vesting or exercise periods set forth above.

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

All unvested restricted stock granted hereunder will, automatically and without any further action on the part of Mr. Ramadan or any members of the Compensation Committee, terminate upon the effective date of the termination or expiration of his employment agreement, except that all unvested restricted stock granted thereunder will, automatically and without any further action on the part of any person, vest to Mr. Ramadan upon the closing date of a change of control (as defined in the employment agreement) of the Company. All such vested restricted stock must be converted into cash or securities of the acquiror as required or permitted by the terms and conditions of the change of control documents.  Any extension of the terms of his employment agreement beyond December 31, 2007 will not result in the extension of any stock grant vesting or exercise periods set forth above.  As of December 31, 2011, there were no shares of restricted stock vested.

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

Summary Compensation Table

The following table sets forth a summary of certain information concerning the compensation awarded or paid by our Company or our subsidiaries for services rendered in all capacities during the fiscal years ended December 31, 2011 and 2010 to the Company’s executives, who, with the exception of Mr. Ramadan, are not “named executive officers” of the Company:

Name and Principal Position	Year	Salary	Bonus(1)	Stock Awards	Option Awards(2)	Non-Equity Incentive Plan Compensation(3)	Nonqualified Deferred Compensation Earnings(4)	All Other Compensation(5)	Total

Rami S. Ramadan, Chief Executive Officer/Chief Financial Officer	2011	$450,000	$150,000	$—	$—	$226,200	$—	$20,000	$846,200
	2010	$450,000	$135,000		$98,000			$20,000	$703,000

Sarah E. Wagner, Director of Project Development	2011	$180,000	$40,800		$4,925	$90,350		$9,900	$325,975
	2010	$171,000	$40,800		$4,925			$9,900	$226,625

Thomas Mähder, Managing Director of Operations (6)	2011	$216,000	$34,300		$4,925	$108,550		$15,000	$378,775
	2010	$206,000	$35,300		$4,925			$15,000	$261,225

(1)	Represents awards based on either personal performance evaluation and, in the case of Mr. Ramadan, also at the discretion of the Company’s Compensation Committee.
(2)

Reflects the amount expensed in accordance with accounting and reporting requirements with respect to the granting of stock options. For a discussion of the assumptions used to establish the valuation of the stock options, reference is made to Note 2 of the Notes to the Consolidated Financial Statements. Additional information is also included in the table entitled “Grants of Plan-Based Awards for the Year Ended December 31, 2011.”

(3)	Earned employee award pursuant to the Company’s effective Profit Sharing Plan, 40% of which is deferred into the Deferred Compensation Plan and will be paid out in Common Stock.
(4)	There were no above-market or preferential earnings on nonqualified deferred compensation for the named executive officer.
(5)	Consists of the cost of a leased automobile for business use to Mr. Ramadan and Mr. Mähder; and for Mr. Ramadan and Ms. Wagner, an employer-matching contribution toward their 401(k) plan.
(6)	Mr. Mähder was hired on January 2, 2008; his annual salary and bonus, if any, is paid in the local currency of the Czech Republic.

Equity Compensation Plans

The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors) in effect as of December 31, 2011.

Plan category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders (1)	837,675	$3.80	17,270
Equity compensation plans not approved by security holders (2)
Total	837,675	$3.80	17,270

(1)   Represents all the outstanding options issued under the 2004 Equity Plan and previous equity compensation plans.

(2)   Does not include accruals made under the Company’s Deferred Compensation Plan for directors and qualified employees who may only receive such amounts in shares of the Company’s Common Stock upon elected deferment terms.

The following table sets forth information concerning grants of awards pursuant to plans made to the executives during the year ended December 31, 2011:

Grants of Plan-Based Awards for the Year Ended December 31, 2011

								All Other	All Other		Grant Date
		Estimated Future Payouts			Estimated Future Payouts			Stock Award:	Option Awards:	Exercise or	Fair Value
		Under Non-Equity Incentive			Under Incentive			Number of	Number of	Base Price	of Stock
		Plan Awards (1)			Plan Awards			Shares of	Securities	of Option	and Option
	Grant	Threshold	Target (2)	Maximum (3)	Threshold	Target	Maximum	Stock/Units	Underlying Options	Awards	Awards
Name	Date	$000	$000	$000	#	#	#	#	#	($/Sh)	($/Sh)

Rami S. Ramadan	2011	$57		$226	N/A	N/A	N/A	—	—	$—	$—

Sarah E. Wagner	2011	$23		$90

Thomas Mähder	2011	$27		$109

(1)    Pursuant to the named executive officer and the other listed executives’ participation in the 2011 Profit Sharing Plan.

(2)    No target amounts were established for any of the executives with regards to fiscal year 2011.

A summary description of our Company’s equity compensation plans are found at “Notes 11 and 12 “Stock Options and Warrants” and “Compensation Plan,” respectively, of the Notes to the Consolidated Financial Statements.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding equity awards held by the named executives as of December 31, 2011:

	Option Awards						Stock Awards			Equity Incentive Plan Awards
	Number of Securities Underlying Unexercised Options			Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned	Option Exercise	Option Expiration	Number of Shares or Units of Stock That Have Not		Market Value of Shares or Units of Stock That Have Not	Number of Unearned Shares, Units of Stock, or Other Rights That Have Not	Market Value of Unearned Shares, Units of Stock, or Other Rights That Have Not
Name	Exercisable		Unexercisable	Options	Price	Date	Vested		Vested	Vested	Vested

Rami S. Ramadan	125,000	(1)			$5.05	10/23/14	75,000	(2)		—	$—
	50,000	(3)			$3.75	02/04/14
	175,000	(4)			$3.99	06/30/12
	1,500	(5)			$3.30	07/12/14
	1,500	(5)			$6.00	07/12/13
	1,500	(5)			$5.00	07/12/12

Sarah E. Wagner	45,000	(6)	15,000		$3.50	05/26/16
	10,000	(6)			$2.50	08/02/13
	300	(6)			$3.00	01/01/14

Thomas C. Mähder	10,000	(7)			$4.10	01/04/15
	33,750	(7)	11,250		$3.50	05/26/16

(1)

On October 23, 2007, pursuant to the Company’s 2004 Equity Plan, as amended, Mr. Ramadan was granted seven-year options to purchase 125,000 shares of Common Stock, with options to purchase 25,000 shares vesting immediately, and the balance that vested in equal parts, over a four-year vesting period, on the anniversary of the date of grant. The exercise price of all these vested options is set at $4.85 per share, the market closing stock price on October 23, 2007, and escalated to $5.05 on its first anniversary. On May 26, 2009, the Company’s Board of Directors froze the exercise price at $5.05 for the entire grant.

(2)	The restricted shares vest according to an earnings formula as stipulated in Mr. Ramadan’s employment agreement. (See “Compensation Discussion and Analysis - Restricted Stock Awards” above).
(3)

On February 4, 2007, Mr. Ramadan was granted seven-year options to purchase 50,000 shares of Common Stock, with options to purchase 12,500 shares vesting immediately, and the balance that vested in equal parts, over a three-year vesting period, on the anniversary of the date of grant. The exercise price of these options was set at $3.75 per share.

(4)

On July 1, 2005, Mr. Ramadan was granted seven-year options to purchase 175,000 shares of Common Stock, with options to purchase 35,000 shares vesting immediately, and the balance that vested in equal parts, over a four-year vesting period, on the anniversary of the date of grant. The exercise price of these options incrementally increases every six months, starting at $2.80, the closing market price on July 1, 2005, to a maximum of $4.11 on January 1, 2012.

(5)

Options to purchase an aggregate of 4,500 shares of Common Stock granted under the previous employment agreement have already vested. (See “Compensation Discussion and Analysis - Stock Options” above).

(6)

On May 26, 2009, Ms. Wagner was granted seven-year options to purchase 60,000 shares of Common Stock, with options to purchase 15,000 shares vesting immediately, and the balance that vested in equal parts, over a three-year vesting period, on the anniversary of the date of grant. The exercise price of these options was set at $3.50 per share, the market closing price at the date of grant. As of December 31, 2011, options to purchase an aggregate of 55,300 shares of Common Stock have vested.

(7)

On January 4, 2008, Mr. Mähder was granted seven-year options to purchase 10,000 shares of Common Stock, with options to purchase 2,500 shares vesting immediately, and the balance that vested in equal parts, over a three-year vesting period, on the anniversary of the date of grant. The exercise price of these options was set at $4.10 per share, the market closing price at the date of grant. On May 26, 2009, Mr. Mähder was granted seven-year options to purchase 45,000 shares of Common Stock, with options to purchase 11,250 shares vesting immediately, and the balance that vested in equal parts, over a three-year vesting period, on the anniversary of the date of grant.  The exercise price of these options was set at $3.50 per share, the market closing price at the date of grant. As of December 31, 2011, options to purchase an aggregate of 43,750 shares of Common Stock have vested.

Option Exercises and Stock Vested

No stock options were exercised and no shares of restricted stock vested for the named executive officer or for the other executives in 2011.

Nonqualified Deferred Compensation

Neither the named executive officer nor the other executives earned any nonqualified deferred compensation in 2011.

Employment and Change of Control Agreements

We extended the employment agreement with Mr. Ramadan in 2011, pursuant to which the Company agreed to employ Mr. Ramadan as President, Chief Executive Officer and Chief Financial Officer for another year ending on December 31, 2012.  For additional information, see “Compensation Discussion and Analysis - Employment/Severance Agreements” below.

Our Company, as part of an employment agreement renewal, amended the change of control agreement with Mr. Ramadan.  See “Compensation Discussion and Analysis — Additional Components of Executive Compensation” above.

Potential Payments upon Termination of Employment or a Change in Control

The following table describes the potential payments to Mr. Ramadan, the named executive officer, upon an assumed termination of employment or a change in control as of December 31, 2011:

Payments and Benefits	Voluntary Termination	Termination for Cause	Involuntary Termination Without Cause or Termination by the Executive for Good Reason With a Change in Control	Material Breach of Agreement by Company	Death or Disability

Accrued vacation pay (a)	$35,000	$35,000	$35,000	$35,000	$35,000

Accrued sick pay (b)	10,000	10,000	10,000	10,000	10,000

Severance payments and benefits: (c)

Cash severance (d)			450,000	450,000

Medical and dental benefits (e)			25,000	25,000

Equity awards:

Vested stock options and restricted stock awards (f)

Unvested stock options and restricted stock awards (g)			225,000

Total payments and benefits	$45,000	$45,000	$745,000	$520,000	$45,000

(a)          Represents a total of twenty days of accrued and unused vacation time due to Mr. Ramadan as of December 31, 2011.

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

(e)          Represents the estimated present value cost of providing continued medical and dental coverage to Mr. Ramadan for an assumed period ending at the earlier of (i) the date he is entitled to receive substantially similar benefits from a subsequent employer, or (ii) 12 months from the employment termination date.  The estimated costs assume the current insurance premiums and other costs for 12 months from December 31, 2011.

(f)            All vested stock options and restricted stock awards are exercisable as set forth in Mr. Ramadan’s employment agreement or the plans under which they were granted, except upon a change in control, in which case, they must be surrendered, or otherwise converted into cash or securities of the acquirer, or exercised as required, or permitted by the terms and conditions of the change in control documents.  The vested stock options were “under water,” based on the December 31, 2011 reported closing price of the Company’s Common Stock of $3.00 per share and no shares of the restricted stock had vested as such date.

(g)         All unvested restricted stock will terminate upon the termination or expiration of the employment agreement except upon a change of control in which case they will vest on the closing date of change of control. The unvested restricted stock would be worth approximately $225,000, based on the December 31, 2011 reported closing price of the Company’s Common Stock of $3.00 per share.

Directors’ Compensation

Our non-employee directors’ compensation has included a cash retainer fee of $7,500 per quarter, per member.  In addition, the non-executive Chairman of our Board receives an additional $1,250 per quarter, while each chairman of our three Committees receives an additional $625 per quarter.  To recognize the burden and importance of the Audit Committee, each member of this Committee is compensated an additional $1,250 per quarter.  All members of the Board are reimbursed for out-of-pocket expenses in connection with attending Board meetings.  Full-time employee directors of our Company do not receive any fees for board or committee meetings.

The following table sets forth information concerning compensation paid or accrued by our Company to each member of the Board of Directors during the year ended December 31, 2011.  As an employee-director, Mr. Ramadan received no compensation for his board and committee memberships.  His compensation is fully reported in the Summary Compensation Table above.

Name	Fees Earned or Paid in Cash(1)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Geoffrey B. Baker	$35,000	$—	$—	$—	$—	$—	$35,000

Timothy G. Ewing	$30,000						$30,000

Julio E. Heurtematte, Jr.	$35,000						$35,000

Malcolm M.B. Sterrett	$37,500						$37,500

(1)          Includes payment of directors’ retainer fees for service on the Board of the Company.  Also includes the payment of fees for service as Chairman of the Board and as chairman of a Board committee and for service on the Audit Committee.  Pursuant to the Company’s adoption of the Deferred Compensation Plan in June 2006, each director elected to defer a portion of his quarterly retainer, which, for the year ended December 31, 2011, was $2,500 each for Mr. Baker, Mr. Ewing, Mr. Heurtematte and Mr. Sterrett, respectively.  Furthermore, Mr. Sterrett receives an additional $2,500 as remuneration for being the Chairman of the Board of Directors.  Mr. Ewing resigned from the Audit Committee on October 16, 2009..

Severance Agreement

On October 1, 2011, pursuant to evergreen renewal terms of Mr. Ramadan’s employment agreement, our Company automatically extended Mr. Ramadan’s employment agreement, originally dated July 1, 2005, to which we agreed to employ him as President, Chief Executive Officer and Chief Financial Officer for a renewable term of one year, currently ending on December 31, 2012, with a current base annual salary of $450,000.  Mr. Ramadan will continue to be eligible to participate in the 2004 Equity Plan and any present or future employee benefit plans, including the 2012 Profit Sharing Plan and the Deferred Compensation Plan. He will also be reimbursed for reasonable travel and out-of-pocket expenses necessarily incurred in the performance of his duties.

In the event his employment agreement is terminated without cause, or if he terminates his employment agreement after a change in control for good reason, as defined in the agreement, Mr. Ramadan will receive one year’s salary.  The agreement is also subject to numerous termination provisions in the event of death, disability, discharge for cause, and material breach thereof.  In addition, if our Company terminates the agreement without cause, materially breaches the employment agreement and does not cure such breach, or if Mr. Ramadan terminates the employment agreement after a change in control for good reason, we will continue to provide Mr. Ramadan with his medical insurance benefits then in effect until the date of the earlier of the commencement of his full time employment with another employer, or the first anniversary date of the termination date of the employment agreement.  Further, the employment agreement provides that unless either the Company or Mr. Ramadan notifies the other of its/his intent not to extend the term on or prior to September 30, 2012 or on or prior to each September 30th thereafter, then the term will be automatically extended for a period of one year to the next December 31st.  Accordingly, the term of Mr. Ramadan’s employment agreement was, as of October 1, 2011, automatically extended to December 31, 2012.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our Common Stock as of February 29, 2012 (the “Calculation Date”), unless otherwise noted, (a) by each shareholder who is known by the Company to own beneficially more than 5.0% of the outstanding Common Stock, (b) by each director, (c) by each “named executive officer” in the Summary Compensation Table above and by all named executive officers and directors as a group. Unless otherwise noted, each of the shareholders listed in the table or included within a group listed in the table possesses sole voting and investment power with respect to the shares indicated, subject to community property laws where applicable. The business address for each director and officer of our Company is 545 Fifth Avenue, Suite 940, New York, New York 10017.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned (1)	Percentage of Ownership (1)

Value Partners, Ltd. (2)	3,326,679	37.6%
Special Situations Funds (3)	2,080,808	23.5
Wynnefield Funds (4)	1,483,548	16.7
SC Fundamental Funds (5)	468,735	5.3
Rami S. Ramadan (6)	448,906	4.8
Julio E. Heurtematte, Jr. (7)	29,175	*
Malcolm M.B. Sterrett (8)	29,175	*
Geoffrey B. Baker (9)	29,175	*
Timothy G. Ewing (10)	3,345,033	37.6
All directors and the executive officer as a group (5 persons) (11)	3,881,464	41.5%

* Less than 1% of the issued and outstanding shares of the Company’s Common Stock.

(1)               The percentage of outstanding shares is based on 8,871,635 shares outstanding as of February 29, 2012 and, for certain individuals and entities, on reports filed with the SEC or on information provided directly to our Company by such individuals or entities. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from February 29, 2012 upon the exercise of options. Each beneficial owner’s percentage ownership is determined by assuming that options that are held by such person (but not those held by any other person) are exercisable within 60 days from February 29, 2012 have been exercised. Included are shares of Common Stock issuable upon the exercise of options to purchase the Company’s Common Stock.

(2)               Value Partners, Ltd. is a Texas limited partnership, managed by Ewing & Partners, whose business address is 4514 Cole Avenue, Suite 740, Dallas, Texas 75205. Mr. Timothy G. Ewing, a director of TWC, is the controlling person of Value Partners, Ltd.

(3)               AWM Investment Company, Inc. (“AWM”), whose address is 527 Madison Avenue, Suite 2600, New York, New York 10022, is the general partner of and investment adviser to the Special Situations Cayman Fund, L.P. (“SSCF”) and the investment adviser to the Special Situations Private Equity Fund, L.P. (“SSPEF”).  Austin W. Marxe and David M. Greenhouse are the principal owners of AWM.  Through their control of AWM, Messrs. Marxe and Greenhouse share voting and investment control over the portfolio securities of SSCF and SSPEF (collectively referred to as “Special Situations Funds”).  SSPEF beneficially owns 1,192,908 shares of Common Stock, of which 1,114,500 were acquired as a result of their participation in the Company’s two private placements, while SSCF beneficially owns 887,900 shares of Common Stock, of which 886,100 were acquired in the same capital raises.

(4)               Wynnefield Partners Small Cap Value LP and Wynnefield Partners Small Cap Value LP I are managed by Wynnefield Capital Management, LLC, while Wynnefield Small Cap Value Offshore Fund, Ltd is managed by Wynnefield Capital, Inc..  Wynnefield Capital Management, LLC (“WCM”) and Wynnefield Capital, Inc. (“WCI”) are private investment firms, whose same address is 450 Seventh Avenue, Suite 509, New York, New York 10123.  Nelson Obus and Joshua Landes share voting and investment control over the portfolio securities of WCM and WCI.  In addition, Mr. Obus beneficially owns Channel Partnership II, LP., thereby controlling in aggregate 1,491,048 shares of the Company’s Common Stock, while Mr. Landes controls 1,483,548 shares of Common Stock.  Of the beneficial ownership total, 1,335,353 of these said shares were acquired as a result of their participation in TWC’s two private placements.  Currently, Wynnefield Small Cap Value Offshore Fund, Ltd. beneficially owns 278,455 shares of Common Stock; Wynnefield Partners Small Cap Value LP beneficially owns 508,328 shares of Common Stock; Wynnefield Partners Small Cap Value LP I beneficially owns 696,765 shares of Common Stock; and Channel Partnership II LP beneficially owns 7,500 shares of Common Stock.

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

(6)               Consists of 11,300 shares of Common Stock, 354,500 shares subject to incentive stock options granted to Mr. Ramadan, of which all have vested, 8,106 shares issuable under the Deferred Compensation Plan, plus 75,000 shares of restricted stock, none of which have vested. (See “Item 11.  Executive Compensation,” above.)

(7)               Includes 24,029 shares of Common Stock and 25 shares of Common Stock subject to non-qualified ten-year options granted under the 1999 Director Plan at the end of each calendar quarter ended September 30, 2000 through June 30, 2006, all of which were fully vested on the dates of grant.  Effective the quarter ended September 30, 2006, as part of Mr. Heurtematte’s participation in the Company’s Deferred Compensation Plan, quarterly option grants were terminated for members of the Board of Directors in lieu of a nominal increase in the annual retainer, of which a minimum of 25% is allocated to the Deferred Compensation Plan.  Mr. Heurtematte also has 4,721 shares issuable under the Deferred Compensation Plan, for which he annually contributed a portion of his retainer fees.

(8)               Includes 24,029 shares of Common Stock and 25 shares of Common Stock subject to non-qualified ten-year options granted under the 1999 Director Plan at the end of each calendar quarter ended September 30, 2000 through June 30, 2006, all of which were fully vested on the dates of grant.  Effective the quarter ended September 30, 2006, as part of Mr. Sterrett’s participation in the Company’s Deferred Compensation Plan, quarterly option grants were terminated for members of the Board of Directors in lieu of a nominal increase in the annual retainer, of which a minimum of 25% is allocated to the Deferred Compensation Plan.  Mr. Sterrett also has 3,658 shares issuable under the Deferred Compensation Plan, for which he contributed quarterly a portion of his retainer fees.

(9)               Includes 24,029 shares of Common Stock and 25 shares of Common Stock subject to non-qualified ten-year options granted under the 1999 Director Plan at the end of each calendar quarter ended September 30, 2000 through June 30, 2006, all of which were fully vested on the dates of grant.  Effective the quarter ended September 30, 2006, as part of Mr. Baker’s participation in the Company’s Deferred Compensation Plan, quarterly option grants were terminated for members of the Board of Directors in lieu of a nominal increase in the annual retainer, of which a minimum of 25% is allocated to the Deferred Compensation Plan.  Mr. Baker also has 3,658 shares issuable under the Deferred Compensation Plan, for which he contributed quarterly a portion of his retainer fees.

(10)         Mr. Timothy G. Ewing is the managing partner of Ewing & Partners, which manages Value Partners, Ltd.  His beneficial ownership includes 3,326,679 shares of Common Stock, held by Value Partners, Ltd. (See also Note (2) above).  Effective the quarter ended September 30, 2006, as part of Mr. Ewing’s participation in the Company’s Deferred Compensation Plan, quarterly option grants were terminated for members of the Board of Directors in lieu of a nominal increase in the annual retainer, of which a minimum of 25% is allocated to the Deferred Compensation Plan.  In addition to his beneficial ownership of Value Partners, Mr. Ewing also has 18,354 shares issuable under the Deferred Compensation Plan, for which he contributed quarterly a portion of his retainer fees.

(11)         See Notes (6), (7), (8), (9) and (10) above.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

With respect to the determination of director independence, please see Part III, Item 10. “Directors, Executive Officers and Corporate Governance — Information about our Board and its Committees.”

The Company did not engage in any transactions during 2011, and has no plans to engage in any transactions during 2012, in excess of $120,000 in which any director, executive officer or shareholder owning 5% or more of the Common Stock (a “5% shareholder”) of the Company or any immediate family member of any director, executive officer or 5% shareholder of the Company had or has a direct or indirect material interest.

Item 14.  Principal Accountant Fees and Services.

Rothstein Kass, our principal independent accountants, provided audit and non-audit services to the Company in 2011 and 2010, which are described below.  We have been advised by Rothstein Kass that neither that firm nor any of its associates has any relationship with our Company or its subsidiaries other than the usual relationship that exists between independent accountants and clients.

All audit, audit-related and tax services were pre-approved by our Audit Committee, which concluded that the provision of such services by Rothstein Kass was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.  Our Audit Committee’s Charter provides for pre-approval of specifically described audit, audit-related and tax services by the Committee on an annual basis.  Individual engagements that are anticipated to exceed pre-established thresholds will be considered on a case by case basis.

The following table shows the fees that were billed to the Company by Rothstein Kass for professional services rendered for the fiscal years ended December 31, 2011 and December 31, 2010.

Fee Category	2011	2010
Audit fees	$205,000	$205,000
Audit-related fees		10,500
Tax fees	45,000	45,000
All other fees
Total fees	$250,000	$260,500

Audit Fees.  This category includes fees for the audit of the Company’s annual financial statements, review of financial statements included in the Company’s quarterly reports on Form 10-Q and services that are normally provided by Rothstein Kass in connection with statutory and regulatory filings or engagements.

Audit-Related Fees.  This category includes fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not included above under “Audit Fees.”

Tax Fees.  This category includes fees for tax compliance and tax return preparation.

All Other Fees.  This category includes all other fees not included in the above three categories.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Exhibits

Reference is made to the Exhibit Index hereinafter contained.

A copy of any exhibits listed or referred to herein will be furnished at a reasonable cost to any person who was a shareholder of our Company as of February 29, 2012, upon written request from any such person. Requests should be sent to: Jill A. Yarussi, Corporate Secretary, Trans World Corporation, 545 Fifth Avenue, Suite 940, New York, New York 10017.

TRANS WORLD CORPORATION

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2011

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2011 and 2010, (ii) the Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2011 and 2010, (iii) the Consolidated Statements of

Stockholders’ Equity for the years ended December 31, 2011 and 2010, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010 and (v) the notes to the Consolidated Financial Statements, tagged as blocks of text.**

**

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS WORLD CORPORATION
(Registrant)

Dated: March 7, 2012
	By:	/s/ Rami S. Ramadan
Rami S. Ramadan
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant on March 7, 2012 in the capacities indicated.

Signature and Title

/s/ Rami S. Ramadan
Director, President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)

/s/ Geoffrey B. Baker
Director

/s/ Timothy G. Ewing
Director

/s/ Julio E. Heurtematte, Jr.
Director

/s/ Malcolm M.B. Sterrett
Director and Chairman of the Board