Form 10-Q
period 2012-03-31
TRANS WORLD CORP
filed 2012-05-03
CIK 914577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of outstanding shares of the registrant’s common stock as of May 1, 2012 was 8,871,635.

TRANS WORLD CORPORATION AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2012

i

ITEM 1.                FINANCIAL STATEMENTS

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2012 and December 31, 2011

(in thousands, except for share data)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$6,599	$5,636
Prepaid expenses	544	719
Notes receivable, current portion	492	413
Other current assets	387	284

Total current assets	8,022	7,052

PROPERTY AND EQUIPMENT, less accumulated depreciation of $13,098 and $12,154, respectively	35,903	33,968

OTHER ASSETS:
Goodwill	6,535	6,119
Notes receivable, less current portion	598	609
Deposits and other assets	2,917	2,723

Total other assets	10,050	9,451

	$53,975	$50,471

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Long-term debt, current maturities	$3,732	$3,490
Capital lease, current portion	46	37
Accounts payable	384	548
Interest payable	42	49
Czech tax accrual	4,072	3,905
Accrued expenses and other current liabilities	2,282	2,093

Total current liabilities	10,558	10,122

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	2,810	3,065
Capital lease, less current portion	112	81

Total long-term liabilities	2,922	3,146

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 4,000,000 shares authorized, none issued
Common stock, $0.001 par value, 20,000,000 shares authorized, 8,871,635 shares in 2012 and 8,871,640 shares in 2011, issued and outstanding	9	9
Additional paid-in capital	52,437	52,141
Accumulated other comprehensive income	8,325	5,687
Accumulated deficit	(20,276)	(20,634)

Total stockholders’ equity	40,495	37,203

	$53,975	$50,471

See accompanying notes to condensed consolidated interim financial statements.

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

Three Months Ended March 31, 2012 and 2011

(in thousands, except for share data)

	Three Months Ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)

REVENUES	$9,161	$8,331

COSTS AND EXPENSES:
Cost of revenues	5,193	4,466
Depreciation and amortization	444	549
Selling, general and administrative	2,571	2,766
	8,208	7,781

INCOME FROM CONTINUING OPERATIONS	953	550

OTHER EXPENSE:

Interest expense, net	(76)	(108)

INCOME FROM CONTINUING OPERATIONS, before income taxes	877	442

FOREIGN INCOME TAXES	(374)

INCOME FROM CONTINUING OPERATIONS	503	442

DISCONTINUED OPERATIONS, loss from operation of discontinued Rozvadov Casino, net of tax	(145)	(70)

NET INCOME	358	372

Other comprehensive income, foreign currency translation adjustments, net of tax	2,638	3,493

TOTAL COMPREHENSIVE INCOME	$2,996	$3,865

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	8,871,635	8,871,640
Diluted	9,041,908	8,922,036

EARNINGS PER COMMON SHARE:
From continuing operations:
Basic	$0.06	$0.05
Diluted	$0.06	$0.05
From discontinued operations:
Basic	$(0.02)	$(0.01)
Diluted	$(0.02)	$(0.01)

See accompanying notes to condensed consolidated interim financial statements.

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2012 and 2011

(in thousands)

	Three Months Ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$358	$372
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	456	563
Stock options expense	34	35
Warrants issued for services		4
Deferred board fees	3	3
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	131
Deposits and other assets	331	283
Accounts payable	(343)	(162)
Interest payable	(10)
Czech tax accrual	(96)	828
Accrued expenses and other current liabilities	53	26
NET CASH PROVIDED BY OPERATING ACTIVITIES	917	1,952

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(78)	(135)
Investment into Hotel Savannah and the Spa	(10)	(28)
NET CASH USED IN INVESTING ACTIVITIES	(88)	(163)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	450	1,177
Principal payments of long-term debt	(462)	(1,600)
NET CASH USED IN FINANCING ACTIVITIES	(12)	(423)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	146	251

NET INCREASE IN CASH	963	1,617

CASH:
Beginning of period	5,636	2,621

End of period	$6,599	$4,238

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$76	$106

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired via accounts payable	$	$142
Deferred compensation to be paid in common stock	$260	$

See accompanying notes to condensed consolidated interim financial statements.

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(in thousands, except for share data)

1.              Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated interim financial statements of Trans World Corporation and Subsidiaries (collectively, the “Company,” “TWC,” “we,” “our” or “us”) as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011 reflect all adjustments of a normal and recurring nature to fairly present the consolidated financial position, results of operations and cash flows for the interim periods. The financial statements of all foreign subsidiaries consolidated herein have been converted in accordance with accounting principles generally accepted in the United States of America (“US GAAP” or “GAAP”) for financial presentation purposes. All significant intercompany transactions and account balances have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements have been prepared by the Company according to the instructions of Form 10-Q and pursuant to the U.S. Securities and Exchange Commission’s (“SEC”) accounting and reporting requirements under Regulations S-X and S-K. Pursuant to these instructions, certain financial information and footnote disclosures normally included in such consolidated financial statements have been condensed or omitted.

In management’s opinion, all adjustments considered necessary for fair presentation of financial position, results of operations and cash flows of the Company have been included. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that may occur for the year ending December 31, 2012.

The condensed consolidated balance sheet as of December 31, 2011 was derived from the Company’s audited financial statements but does not include all disclosures required by US GAAP. All monetary amounts set forth in these financial statements are in United States dollars (“USD” or “$”) unless otherwise stated herein.

2.              Nature of Business

Trans World Corporation, a Nevada corporation, and Subsidiaries are primarily engaged in the gaming and hotel business in the Czech Republic.

The Company owns and operates three casinos in the Czech Republic (“CZ”), and manages, under contract, one casino and nightclub in Croatia, all under the American Chance Casinos (“ACC”) brand. The Ceska casino (“Ceska”), located in the town of Ceska Kubice, in the western part of the CZ close to the German border, currently has 15 gaming tables and 80 slot machines.  The Route 55 casino (“Route 55”), located in Dolni Dvoriste, in the southern part of the CZ, close to the Austrian border, has 23 gaming tables and 124 slot machines. The Route 59 casino (“Route 59”), is located in Hate, near Znojmo, and currently has 23 gaming tables and 114 slot machines.  On March 31, 2012, TWC terminated the operation of its smallest casino in Rozvadov (“Rozvadov”), located in the town of Rozvadov.  The casino facilities have subsequently been leased to a local, third-party casino operator (see the following Note 3, “Discontinued Operations”).

In addition to the above operations, TWC also owns and operates a 77-room, four-star deluxe hotel, the Hotel Savannah, which is physically connected to its Route 59 casino, and a full-service spa, the Spa at Savannah (the “Spa”), which is operated by an independent contractor and is attached to the hotel.  The hotel features eight banquet halls for meetings and special events as well as a full-service restaurant and bar.

The Company also manages, under a 10-year management contract expiring in 2017, the Grand Casino Lav and Nightclub (collectively known as the “Grand Casino Lav”), located in Podstrana, Croatia, near the resort city of Split. Currently, this casino operates under difficult conditions in a depressed regional economy.  The casino’s operations have been suspended by the owners, Grand Hotel Lav d.o.o., since January 1, 2012, pending the outcome of financing and their desire to restructure the casino, which may result in changes and/or termination of the management contract.

3.              Discontinued Operations

The Company began terminating live games operation at the end of January 2012, and continued running the unit as a slot-only operation until March 31, 2012, when all gaming operations were ceased.  Rozvadov’s net losses, shown as discontinued operations for the first quarter of 2012 and 2011 were $145 and $70, respectively.  No write-downs of inventories or furniture, fixtures and equipment (“FF&E”) were incurred because its slot machines were leased, while the Company’s owned FF&E was subsequently rented out and remaining inventories were transferred to other operating units at an immaterial cost.  Employees at Rozvadov received cash severance benefits aggregating approximately $79.

Effective March 1, 2012, pursuant to a five-year lease agreement, the Company leased the Rozvadov casino building and its staff housing facilities to a local Czech casino operator.  However, due to a gaming license delay by the lessee, TWC continued operating the unit through the end of March 2012.  The lessee commenced operations at that site on April 4, 2012.  The lease terms also give the lessee the option to buy out the lease for €1,000, or $1,350, anytime during the first year of the agreement, followed by a purchase price monthly decrease of €8, or $11, beginning on the first anniversary date of the agreement until the lease matures, resulting in an effective purchase price of between €1,000, or $1,350, and €600, or $810, depending on if and when the lessee exercise its option to purchase.

4.              Commitments and Contingencies

Lease Obligations - The Company is obligated under one operating lease, for its corporate office space, expiring in March 2015.  Future aggregate minimum annual rental payments under this lease for the next three years are as follows:

Twelve Months Ending March 31,
2013	$86
2014	$88
2015	$22

Rent expense under this lease was approximately $21 and $31 for the three months ended March 31, 2012 and 2011, respectively. Rent expense for the prior year included the lease for the Ceska casino building, which ended when the Company purchased the building in November 2011.

The Company is also obligated under certain five-year, slot equipment operating leases, the projected costs of which are not included in the table above due to fluctuating inventory, expiring in 2012, which provide for a monthly fixed rental fee per slot machine, and an option for replacement with different/newer machines during the term of the lease.  In the first quarter of 2012, the Company’s slot lease expenses were approximately $635 versus $634 in the comparable period in 2011.

Employment Agreements - The Company’s July 1, 2005 employment agreement with its Chief Executive Officer (“CEO”), Mr. Rami S. Ramadan, absent the intervention of either party by September 30th of each year, will renew automatically for another calendar year, currently ending December 31, 2012.  In addition to a perpetually renewable employment term of one year absent the intervention of either party, the agreement provides for annual compensation, plus participation in the Company’s benefits programs and equity incentive plans.  As of March 31, 2012, The Company is contractually obligated to pay approximately $338 of annual base compensation for the remainder of the year 2012.

401 (k) and Profit Sharing Plan - The Company maintains a contributory 401(k) plan and a profit sharing plan.  These plans are for the benefit of all eligible corporate employees, who may have up to 16.5% of their salary withheld, not to exceed the maximum, federally-allowed amount.  The Company makes an employer-matching contribution of 60 cents for each employee dollar contributed, per each pay period.

Notes Receivable - In connection with the TWC’s management of the Grand Casino Lav, on January 10, 2007, the Company extended three Euro-denominated loans totaling €967, or $1,400, to the Grand Hotel Lav, d.o.o. (“GHL”), the owner of the Grand Casino Lav and Nightclub. In 2011, in addition to an aggregate receipt of €57.8 in payments, in November 2011, the Company exercised one of the nine demand notes to collect an additional €189, which totaled €246.8, or $336, in receipt for the year 2011. Subsequently, GHL agreed to and executed a payment allocation and pledge of payment agreement related to the existing credit agreement and the 2006 Management Agreement, whereby GHL acknowledged the outstanding debt and committed to a revised payment schedule ending April 2013. There were no expected payments in the first quarter of 2012.  TWC still holds eight unexercised demand notes and believes the loan is fully collectible.

Advance Receivable - In August 2009, in pursuit of obtaining a gaming license in Hungary, TWC partnered with Vigotop Limited, a Cyprus-based company, to form a Hungarian company, KC Bidding Kft. (“KCB”), in which TWC became holder of a 25% equity interest. Subsequently, TWC extended a three-year, 1.0% interest per annum loan of approximately €930 (or about $1,300) to KCB to form a Hungarian license concession company, SDI Europe Kft. (“SDI”), for the purpose of eventually operating the Class I casino in Hungary. SDI is a wholly-owned subsidiary of KCB. Through SDI’s intermediary, IMT LLC, a Delaware limited liability company, ACC received a three-year, 2.1505% interest per annum loan of approximately $1,200. TWC expects the full lump sum repayment of advance receivable, upon maturity, from KCB, to offset its outstanding loan with IMT LLC. TWC management believes the loan to KCB is fully collectible. In the event KCB defaults in its repayment obligation to TWC with respect to the above mentioned loan, IMT will cancel the loan obligation from ACC to IMT and ACC will no longer be obligated to pay off the loan balance of approximately €930, or $1,200. In November 2010, the loan agreement between ACC and KCB was amended to change the maturity date to January 31, 2016 from December 31, 2012 and to establish an interest rate of 1% from January 1, 2012 through the new maturity date of the loan. In March 2011, the loan agreement between IMT and ACC was amended to change the maturity date to February 21, 2016 from January 31, 2013, and to establish an interest rate of 1% from January 1, 2012 through the new maturity date of the loan. As of March 31, 2012, the TWC loan to KCB was approximately $1,300 and was included in the Company’s deposits and other assets, while the IMT loan to TWC was approximately $1,280 and was included in the Company’s long-term debt.

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

On January 31, 2011, KCB sent two response letters to the MOE, the first of which challenged the reasons provided by the MOE for the immediate cancellation of the concession contract and argued that the terms on which the cancellation was based were wrongful. The second letter disputed the MOE’s claim that such progress reports were due during 2010.

On April 26, 2011, KCB received a Hungarian court summons for a hearing, which was moved to January 10, 2012, pursuant to a counterplea by KCB on August 30, 2011. The hearing on January 10, 2012 was inconclusive, and another hearing, originally set for March 6, 2012 before the Metropolitan Court of Budapest, was twice postponed, and is now set for May 6, 2012.  KCB is confident that it fully complied with all reporting requirements and believes that the court will ultimately render a favorable verdict. KCB’s attorneys believe that KCB has a strong legal case against the MOE.

In March 2011, KCB, as Plaintiff, filed a suit against the State of Hungary, represented by the MOE, as Defendant, regarding the declaration of the unlawfulness of the cancellation of the concession contract concluded by and between the parties on October 9, 2009. The MOE had informed KCB of the cancellation on January 12, 2011. The court case is pending before the Metropolitan Court of Budapest. Until now, only one hearing was held, on January 31, 2012, and it was inconclusive. On March 27, 2012, the court suspended the case, pending the outcome of the other case brought by KCB against the MOE.  KCB is confident in its assertion that the government’s cancellation of the concession agreement was illegal and that the concession agreement will be reinstated by the court.

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

Taxing Jurisdiction - The Czech Republic currently has a number of laws related to various taxes imposed by governmental authorities.  Applicable taxes include corporate income tax, gaming tax, value-added tax (“VAT”), payroll (social) taxes and in 2011, charity taxes.  Tax declarations, together with other legal compliance areas (e.g. customs and currency control matters) are subject to review and investigation by a number of governmental authorities, which are enabled by law to impose fines, penalties and interest charges, and create tax risks in the Czech Republic.  Management believes that it has adequately provided for its Czech tax liabilities.

Effective January 1, 2012, charity taxes have been eliminated in lieu of a new overall flat gaming tax (the “New Gaming Tax”) of 20.0% on all live game and slot revenues, as well as an applicable 19% corporate income tax on adjusted net income.  Additionally, the administration tax and state supervision fee have been eliminated in lieu of minor license renewal fees.  The New Gaming Tax is payable at the end of each quarter, while the corporate income tax is payable by June of the subsequent year. (See also Note 6(j) “Czech Gaming Taxes” below).

Legal Proceedings - The Company is sometimes subject to various contingencies, the resolutions of which, its management believes, will not have a material adverse effect on the Company’s consolidated financial position or results of operations.  TWC was not involved in any material litigation during the quarter ended March 31, 2012, and through the date of this filing.

5.              Liquidity

As of March 31, 2012, the Company had a working capital deficit of approximately $2,536, as compared to the working capital deficit of $3,070 at December 31, 2011.  Net cash provided by continuing operations for the three months ended March 31, 2012 was $917 versus $1,952 for the same prior year period.

As of March 31, 2012, the Company had fully drawn down its credit facility’s limit of Czech Koruna (“CZK”) 35,000.  The credit line matures on November 4, 2012, while the amortized loan matures on November 4, 2013, for which the Company expects to pay a quarterly payment of $421 each at the end of May, August, November of 2012 and February of 2013.  The Company was in full compliance with the credit facility’s financial covenants.

The Company’s management believes that its cash resources at March 31, 2012, in addition to the anticipated cash to be provided by existing operations, will be sufficient to satisfy its accounts payable and other current obligations and fund its operating activities for the next twelve months.  However, should cash from operations be insufficient to cover the above objectives, the Company may seek to raise additional debt and/or equity capital in order to fund its current liabilities, operations and growth strategies.  There is no guarantee that such funds will be available to TWC at favorable terms or at all, in which case the Company may decide to reduce its operations and its development plans.

6.              Summary of Selected Significant Accounting Policies

(a)          Revenue recognition - Casino revenue is defined as the net win from gaming activities, which is the difference between gaming wagers and the amount paid out to patrons, and is recognized on the day it is earned.  Revenues generated from ancillary services, including lodging, sales of food, beverage, cigarettes, and casino logo merchandise are recognized at the time the related services are performed and represent, in the aggregate, less than five percent of total revenues.

(b)         Earnings per share - Basic earnings (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per common share incorporate the dilutive effect of common stock equivalents on an average basis during the period.  The Company’s common stock equivalents currently include stock options, warrants and deferred compensation stock.  Thus, unexercised stock options to purchase 837,500 and 838,100 shares as of March 31, 2012 and March 31, 2011, respectively were included in the computation of diluted earnings per common share, if such unexercised stock options were “in-the-money” and vested.  Warrants to purchase 75,000 shares were also included, if they were “in-the-money” and vested.  In addition, 148,822 and 50,286 issuable shares, as of

March 31, 2012 and March 31, 2011, respectively, under the Company’s Deferred Compensation Plan were also included in the computation.

A table illustrating the impact of dilution on earnings per share is presented below:

	(UNAUDITED)
	For the Three Months Ended
(amounts in thousands, except for	March 31,
share information)	2012	2011
Basic Earnings Per Share:
Net earnings	$503	$442

Weighted average common shares	8,871,635	8,871,640

Basic earnings per share	$0.06	$0.05

Diluted Earnings Per Share:
Net earnings	$503	$442

Weighted average common shares	8,871,635	8,871,640

Addition due to the effect of dilutive securities:
Stock options and warrants (1)	21,451	110
Stock issuable under the Deferred Compensation Plan	148,822	50,286

Dilutive potential weighted average common shares	9,041,908	8,922,036

Diluted earnings per share	$0.06	$0.05

(1) per the treasury stock method.

(c)          Goodwill - Goodwill represents the excess of the cost of the Company’s Czech subsidiaries over the fair value of their net assets at the date of acquisition, which consisted of the Ceska and Rozvadov casinos and the land in Hate (currently, the Route 59 Casino).  Goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test.  The Company has allocated the goodwill over two reporting units that are components of the operating segment “Czech subsidiaries” and are classified as the “German reporting unit” which consists of the Ceska and Rozvadov casinos and the “Austrian reporting unit” which consists of the Route 55 and Route 59 casinos and the Hotel Savannah.  The impairment assessment requires the Company to compare the fair value of its two reporting units to their respective carrying values to determine whether there is an indication that an impairment exists.  The fair value of the two reporting units were determined through a combination of recent appraisals of the Company’s real property and a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”), which was based on the Company’s experience and data from independent, third parties.  As required, the Company performed its required annual fair-value based testing of the carrying value of goodwill related to its two reporting units at September 30, 2011, and determined that goodwill was not impaired.  The Company will perform its required annual assessment of goodwill during the third quarter of 2012.  As the Company had originally assigned zero weight to the Rozvadov unit with respect to the German reporting unit, it does not anticipate any impairment issues if and when the unit is sold.  There were no other indicators of impairment present during the interim periods following the 2011 testing date, therefore the Company determined that there was no impairment of goodwill at March 31, 2012.

(d)         Property and Equipment - Property and equipment is stated at cost less accumulated depreciation and amortization.  TWC capitalizes the cost of improvements that extend the life of the asset and expenses maintenance and repair costs as incurred.  The Company provides for depreciation and amortization using the straight-line method over the following estimated useful lives:

Asset	Estimated Useful Life

Building and improvements	5-50 years
Gaming equipment	4-12 years
Furniture, fixtures and other equipment	4-12 years

At March 31, 2012 and December 31, 2011, land, property and equipment consisted of the following:

	As of March 31, 2012	As of December 31, 2011
	(unaudited)

Land	$2,702	$2,530
Building and improvements	32,748	30,663
Furniture, fixtures and other equipment	13,551	12,929

	49,001	46,122
Less accumulated depreciation and amortization	(13,098)	(12,154)

	$35,903	$33,968

(e)          Impairment for long-lived assets - The Company periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable assets to be held and used are recoverable.  If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived assets, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists.  If an asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value. An estimate of the asset’s fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. The Company reports an asset to be disposed of at the lower of its carrying value or its estimated net realizable market value. There were no impairment losses for long-lived assets recorded for the three months ending March 31, 2012.

(f)            Foreign currency translation - Foreign subsidiaries whose functional currency is the local foreign currency, balance sheet accounts and cash flows are translated at exchange rates in effect at the end of each reporting period and resulting translation adjustments are included in “accumulated other comprehensive income.”  Statement of operations accounts are translated by applying the monthly averages of the daily exchange rates of one (1) US dollar (“USD”) to the CZK on the respective monthly local Czech statement of operations accounts for the period.

The impact of foreign currency translation on goodwill is presented below:

	Applicable	Goodwill
	Foreign Exchange	German		Austrian
As of March 31, 2012 (in thousands, except FX)	Rate (“FX”) (2)	reporting unit		reporting unit		Total

Residual balance, as of January 1, 2003 (in USD) (1)		USD	3,042	USD	537	USD	3,579

USD residual balance, translated at June 30, 1998 (date of acquisition) FX rate of:	33.8830	CZK	103,077	CZK	18,190	CZK	121,267

2003 CZK balance, translated to USD, at March 31, 2012 FX of:	18.5560	USD	5,555	USD	980	USD	6,535

Net increase to Goodwill		USD	2,513	USD	443	USD	2,956

(1)                                  Goodwill was amortized over 15 years until the Company started to comply with revised GAAP requirements, as of January 1, 2002. This balance represents the remaining, unamortized goodwill, after an impairment charge taken prior to January 1, 2003.

(2)                                  FX (interbank) rates taken from www.Oanda.com.

(g)  Stock-based compensation - The Company recognizes the fair value of stock-based compensation in the statement of operations. The fair value of the Company’s stock option awards are estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections including expected stock price volatility and the estimated life of each award.  In addition, the calculation of compensation costs requires that the Company estimate the number of awards that will be forfeited during the vesting period. The fair value of stock-based awards is amortized over the vesting period of the award.

(h)         Comprehensive income — The Company’s change in the foreign currency translation adjustments is included in other comprehensive income.

(i)             Promotional allowances — Promotional allowances primarily consist of food and beverages and, to certain of its valuable players, hotel accommodations, all of which are furnished gratuitously.  For the three months ended March 31, 2012 and 2011, revenues do not include the retail amount of food and beverages and hotel accommodations of $1,695 and $1,611, respectively, provided at no-charge to customers. The retail value of the food and beverages given away is determined by dividing the food and beverage costs charged to the gaming operation of $587 and $667, for the respective periods, by the average percentage of cost of food and beverages sold.  The cost of hotel accommodations is either the out-of-pocket expenses paid to other hotels or the retail charge of rooms at the Hotel Savannah.

The promotional allowances are summarized below:

	(UNAUDITED)
	For the Three Months Ended
	March 31,
(amounts in thousands)	2012	2011

Cost of gratuitous food and beverages (A)	$587	$667
Average cost of food and beverages sold(B)	34.8%	41.6%

Retail value of food and beverages (A/B)	$1,687	$1,605
Retail value of hotel accommodations	8	6
Total promotional allowances	$1,695	$1,611

(j)             Czech gaming taxes — The majority of TWC’s revenues are derived from gaming operations in the Czech Republic, which were subject to, prior to January 1, 2012, only gaming taxes and charity taxes, while its non-gaming revenues, which were not material, were subject to correspondingly non-material corporate income tax liabilities under Czech law.

Gaming taxes were computed on gross gaming revenues, which were comprised of live (table) games and slot games revenues. For live game revenue, the applicable taxes and fees were: (i) a 10% administration tax; (ii) a 1% state supervision fee; and (iii) a charity “contribution” (i.e., a tax), herein referred to as the charity tax, for publicly beneficial, cultural, sporting and welfare purposes, according to a gross revenue formula specified by the Czech Ministry of Finance.

Charity taxes were also computed on the reported slot revenues of each of our three former slot subsidiary companies, ACC Slot, s.r.o., Hollywood Spin s.r.o. and LMJ Slot s.r.o., net of gaming taxes and fees. Therefore, for all gaming revenue, net of applicable taxes and fees, of up to CZK 50,000 (or $2,800 at the annualized daily exchange rate for 2011), a 6% charity tax applies; of up to CZK 100,000 (or $5,700 at the same exchange rate), an 8% rate applies; of up to CZK 500,000 (or $28,300 at the same exchange rate), a 10% rate applies; and of above the CZK 500,000 gaming revenue threshold, a 15% rate applies. For slot game revenue, the applicable assessment is the charity tax, net of local (municipality) administration and slot state-licensing fees.

Effective January 1, 2012, TWC merged its three Czech slot subsidiary companies, ACC Slot, s.r.o., Hollywood Spin s.r.o. and LMJ Slot s.r.o. into its primary Czech operating entity company, American Chance Casinos a.s., in an effort to eliminate and/or reduce redundancy in operations, maintenance and operating costs.

Effective January 1, 2012, the charity taxes have been eliminated in lieu of the New Gaming Tax on all live game and slot revenues, as well as an applicable corporate income tax on adjusted Czech net income, net of exemptions.  Additionally, the administration tax and state supervision fee have been eliminated in lieu of minor license renewal fees. A summary of the changes is summarized in the following table:

New Gaming Tax Law *
	Pre-2012 Gaming Tax Law	(effective January 1, 2012)
Live Games:	10% Gaming Tax from Win 1% Gaming Tax from Win 6-15% Charity Tax from Win, net of Gaming Taxes; the Charity Tax rate is based on tiered revenue thresholds	20% Gaming Tax from Win (70% of receipt to state; 30% to municipal)

Slots:

16,000 CZK (or $800) License per machine, per every 6 months
1,000 CZK (or $50) Municipality Fee per machine, per quarter

6-15% Charity Tax from Win, net of License and Municipality fees; the Charity Tax rate is based on tiered revenue thresholds

20% Gaming Tax from Win (20% of receipt to state; 80% to municipal) 55 CZK (or $3) Gaming Tax per Machine, per Day

Net Income	No corporate income tax	19% corporate income tax on adjusted net income, net of exemptions

* The new Gaming Tax is to be paid quarterly, while corporate income tax obligation is to be paid in June of the subsequent year.

Gaming taxes payable for year 2011 are due to the Czech Ministry of Finance annually, typically in April of the subsequent year, while charity taxes payable, despite having no stated due dates, are paid as mutually agreed with the charities, customarily by May of the subsequent year. The Company was permitted to allocate this charity contribution to local schools, sports clubs, subsidized or volunteer organizations, or municipalities in which each of the Company’s casinos operate. The distribution is subject to the prior approval of the Czech Ministry of Finance. The New Gaming Tax is payable at the end of each quarter, while the corporate income tax is payable by June of the subsequent year.

TWC’s gaming-related taxes and fees for the three months ended March 31, 2012 and 2011 are summarized in the following table:

	For the Three Months Ended
(amounts in thousands)	2012	2011

Gaming revenues	$8,563	$7,881

Gaming taxes, live games and slots	1,804	382
Charity taxes (eliminated in 2012)	—	689
Licensing fees (eliminated in 2012) *	143	167
Total gaming taxes and fees	$1,947	$1,238
as % of gaming revenue	22.7%	15.7%

* As the non-refundable, six-month licensing fees effective for January 2012 through June 2012 were paid in October 2011, prior to the passing of the New Gaming Tax laws in December 2011, the Company incurred additional fees for the first six months of 2012.  Excluding the licensing fees, the gaming taxes and fees for the first three months of 2012 would have been $1,804, or 21.1% of gaming revenues.

In conformity with the European Union (“EU”) taxation legislation, when the Czech Republic joined the EU in 2004, its VAT increased from 5% to 22%, from January 2004 through December 2009, and ranged between 9% and 19% for all intra-EU generated purchases. Beginning January 1, 2010, VAT rates increased to between 10% and 20%. All non-EU generated purchases were impacted by identical VAT increases, beginning in May 2004. The Company pays its VAT directly to its vendors in connection with any purchases that are subject to this tax. Unlike in other industries, VATs are not recoverable for gaming operations. The recoverable VAT under the Hotel Savannah operation was non-material for the three months ended March 31, 2012 and 2011.

(k)          Income taxes — Deferred income tax assets and liabilities are computed for differences between the financial statement and the tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.  Accounting for income taxes prescribes, among other things, a recognition threshold and measurement attributes for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return. Accounting for income taxes utilizes a two-step approach for evaluating uncertain tax positions. Step One, or recognition, requires a company to determine if the weight of available evidence indicates a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step Two, or measurement, is based on the largest amount of benefit, which is more likely than not to be realized on settlement with the taxing authority. The Company is subject to income tax examinations by major taxing authorities for all tax years subsequent to 2008. The adoption of the provisions of the FASB standard, “Accounting for Income Taxes” did not have a material impact on the Company’s consolidated financial statements. However, management’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulation and interpretations, thereof.  During the period ended March 31, 2012, the Company recognized no adjustments for uncertain tax positions.

Effective January 1, 2012, the Czech government instituted an effective corporate income tax, currently at 19.0%, on gaming revenues, which prior to the law changes were subject only to gaming taxes.  As a result of the new tax laws and due to the potential and material income tax liability, the Company accrued an estimated income tax liability of $374 for the three months ended March 31, 2012.

(l)                                     Recently issued and adopted accounting standards:

In September 2011, the FASB amended the authoritative guidance regarding the testing for Goodwill Impairment. Under the amendments, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value reporting of a reporting unit is less than the carrying amount, then performing the two-step impairment test is unnecessary. The changes are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of this guidance on January 1, 2012 did not have a material effect on the Company’s consolidated financial statements.

In December 2011, the FASB issued an update on comprehensive income, which pertains to the deferral of the effective date for amendments to the presentation of reclassification of items out of accumulated other comprehensive income in a previous accounting standard update that pertained to the presentation of comprehensive income. The update defers the presentation on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods. All other requirements of the previous accounting standard on the presentation of comprehensive income, issued in June 2011, are not affected. The previous presentation related to the comprehensive income standard requires that entities report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. Under the continuous statement approach, the statement would include the components and total of net income, the components and total of other comprehensive income and the total of comprehensive income. Under the two statement approach, the first statement would include the components and total of net income and the second statement would include the components and total of other comprehensive income and the total of comprehensive income. It does not change the items that must be reported in other comprehensive income and it is effective retrospectively for interim and annual periods beginning after December 15, 2011, with early adoption permitted. The Company adopted the update on January 1, 2012 resulting in no impact to the Company’s consolidated balance sheets, statements of income and cash flows.

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

•                                          the weather conditions in the markets that we serve; and

•                                          other factors described in our Form 10-K for the year ended December 31, 2011 under the headings “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk.”

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

Currently, we own and operate three casinos and a hotel in the Czech Republic (“CZ”), and manage, under a 10-year management contract expiring in 2017, a casino and nightclub in Croatia.  Our Ceska casino, located at Ceska Kubice, in the western part of the CZ close to the border of Germany, currently has four competitors.  The other two Czech casinos are located in the southern part of the CZ, close to the Austrian border.  The larger of these two, “Route

55,” located in Dolni Dvoriste, has two competitors, and the other casino, “Route 59,” is located in Hate, near Znojmo, and currently has two competitors.  Our Hotel Savannah features eight banquet halls for meetings and special events as well as a full-service restaurant and bar, and is connected to our Route 59 casino with the joint facility’s main restaurant linking the two buildings.  Along with the hotel operation, we also launched a full-service spa operation, the Spa at Hotel Savannah (the “Spa”), the operations of which is outsourced to a private, independent contractor and is attached to Hotel Savannah.  The Spa, which features Ayurvedic massage therapies and an indoor pool, began operation in March 2009.  Hotel Savannah and the Spa has eight regional competitors, five of which are located in Austria.  The Croatian casino and adjoining nightclub (collectively known as the “Grand Casino Lav”), is located in the Grand Hotel Lav resort in the city of Podstrana, near Split, Croatia.  The Grand Casino Lav’s revenues and expenses are recognized on the owner’s books.  We derive only management fee income from the performance results of the Grand Casino Lav, which is recognized in our consolidated financial statements.  The Grand Casino Lav currently has two competitors.  On March 31, 2012, due to the depressed economy in the region that it operated, we terminated gaming operations at our smallest casino, “Rozvadov,” located in the town of Rozvadov and leased the casino and staff housing facilities to a local, third-party casino operator under a five-year lease agreement.

Exchange Rates

Due to the fact that the Company’s operations are located in Europe and principally in the Czech Republic, TWC’s financial results are subject to the influence of fluctuations in foreign currency exchange rates.  The revenue generated by our Czech operations is generally denominated in Euro’s (“EUR”) and the expenses incurred by these facilities are generally denominated in CZK.  As our primary reporting subsidiary, American Chance Casinos a.s.,is a Czech entity, all revenues and expenses, regardless of sources of origin (e.g. Croatia), are recognized in the Czech currency and translated to USD for reporting purposes.  A substantial change in the value of either of these currencies in relation to the value of the USD would have an impact on the results from our operations when translated into USD.  We do not hedge our foreign currency holdings.

The actual 2012 and 2011 operating results in local currency for the Czech casino units were converted to USD using the average of the daily exchange rates of each month in the reporting periods.  As all of the Grand Casino Lav’s operating results, including revenues and expenses, are recognized on the owner’s books, the foreign currency exchange impact is limited to only our earned management fees income, which was not material for the periods reviewed.  The monthly average exchange rates for the CZK versus the USD and EUR, respectively, are presented in the following graphical chart.

The consolidated balance sheet totals of the Company’s foreign subsidiaries at March 31, 2012 and December 31, 2011 were converted to USDs using the interbank exchange rates, as reported at www.oanda.com, which are depicted in the following table:

As of	USD	CZK
March 31, 2012	1.00	18.5560
December 31, 2011	1.00	19.8191

Critical Accounting Policies

The discussion and analysis of our consolidated financial condition and results of operations are based upon our condensed consolidated financial statements. These condensed financial statements have been prepared following the US GAAP and by Article 10 of Regulation S-X for interim periods and require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to potential impairment of goodwill and share-based compensation expense. As these are condensed consolidated financial statements, the reader should also review expanded information about our critical accounting policies and estimates provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-K for the year ended December 31, 2011. There have been no material changes to our critical accounting policies and estimates from the information provided in our Form 10-K for the year ended December 31, 2011.

RESULTS OF OPERATIONS

Performance Measures and Indicators

In discussing the consolidated results of operations, we may use or refer to performance measures and indicators that are common to the gaming industry, such as: (i) total [live game] drop, the dollar value of gaming chips purchased in a given period; (ii) [live game] drop per head (“DpH”), the per guest average dollar value of gaming chips purchased; (iii) daily income per slot machine; (iv) net win, the difference between gaming wagers and the amount paid out to patrons; (v) win percentage (“WP”), the ratio of net win over total drop; (vi) occupancy rate, the number of rooms sold divided by the number of rooms available; (vii) average daily rate (“ADR”), the average of room rental rates paid per day; and (viii) revenue per available room (“RevPAR”), revenue generated per available room.  These measures are “non-GAAP financial measures.”

Review of the Condensed Consolidated Interim Results of the Company:

Three Months Ended March 31, 2012 and 2011:

	Three Months Ended March 31,
(in thousands, except per share data)	2012	2011	Variance $	Variance %
	(unaudited)	(unaudited)

Total revenues, from continuing operations	$9,161	$8,331	830	10.0%
Total operating costs and expenses	(8,284)	(7,889)	(395)	5.0%
Income from continuing operations, before income taxes	877	442	435	98.4%

Foreign income taxes, reserve	(374)		(374)	100.0%

Income from continuing operations	503	442	61	13.8%
Discontinued operations, loss from operations	(145)	(70)	(75)	107.1%

Net Income	$358	$372	(14)	-3.8%

Earnings per common share:
From continuing operations:
Basic	$0.06	$0.05
Diluted	$0.06	$0.05
From discontinued operations:
Basic	$(0.02)	$(0.01)
Diluted	$(0.02)	$(0.01)

Despite the operational improvements made in recent years at our Rozvadov Casino, the Company’s smallest casino, the ongoing, depressed regional economy has hindered the growth pace of the property.  Consequently, the Company decided to cease all gaming operations on March 31, 2012 at that location. The Company subsequently entered into a five-year lease agreement to rent out the casino and staff housing facilities, which will generate approximately $325,000 in annual income.  Rozvadov’s net losses, shown as discontinued operations for the first quarters of 2012 and 2011 were $145,000 and $70,000, respectively.  The first quarter of 2012 expenses for discontinued operations included employee severance costs of approximately $79,000.  The Company did not incur any write-downs as a result of ceasing its Rozvadov operations.

For the quarter ended March 31, 2012, our total revenues from continuing operations rose to approximately $9.2 million, a 10.0%, or $830,000 increase, from the $8.3 million from continuing operations for the same quarter a year ago, on the strength of a strong WP driving live game revenue, coupled with improved slot revenue, which showed 18.2% and 6.0% revenue increases, respectively.  Although consolidated live game attendance, excluding Rozvadov, was down 6.0% from the same period in 2011, the 3.4% improvement in DpH is a positive indication that the Company’s marketing has been effective in drawing high-stakes players to its establishments.  Slot revenue, excluding Rozvadov, represented 51.1% of total revenue for the three months ended March 31, 2012, compared with 53.0% over the same period in 2011.

Gaming revenues were augmented by the addition of rooms, restaurant, banquet and spa revenues from Hotel Savannah and the Spa.  Combined hotel rooms, restaurant and banquet operation, and spa revenues totaled approximately 4.4% of the Company’s consolidated revenue, excluding discontinued operations in the three months ended March 31, 2012, compared with 4.3% for the same period in 2011.

Total operating costs and expenses of approximately $8.3 million, showed a 5.0% increase, or approximately $395,000, from approximately $7.9 million at March 31, 2011.  The increase was largely due to the increase in gaming taxes, as a result of the New Gaming Tax. (See Note 6 (j) “Czech gaming taxes” of the Notes to the condensed consolidated financial statements), as well as to increased expenditures in gifts and giveaways.

Income from continuing operations increased 98.4%, or $435,000, to $877,000 from $442,000 generated in the first quarter of 2011, largely due to the significant revenue earned in the first quarter.

Due to the new potential income tax liability, pursuant to the New Gaming Tax laws, TWC accrued an estimated $374,000 for the income earned in the first quarter of 2012.  There were none accrued from 2011.

The Company earned income for continuing operations of $503,000, while the loss from discontinued operations was $145,000, contributing to a quarterly net income of $358,000, a 3.8% reduction from the $372,000 achieved a year ago this quarter.

Costs and Expenses

Total costs and expenses for the three months ended March 31, 2012 and 2011 are presented below:

	For the Three Months Ended
	March 31,
(amounts in thousands)	2012	2011	Variance $	Variance %
	(unaudited)	(unaudited)

Cost of revenues	$5,193	$4,466	$727	16.3%
Depreciation and amortization	444	549	(105)	-19.1%
Selling, general and administrative	2,571	2,766	(195)	-7.0%
Other expenses	76	108	(32)	-29.6%
Total operating costs and expenses	$8,284	$7,889	$395	5.0%

Cost of revenues, excluding Rozvadov, for the quarter ended March 31, 2012 increased by $727,000, or 16.3%, primarily due to increased gaming taxes, resulting from the effect of the New Gaming Tax.

Unlike in US-based casinos, visitors to the TWC’s casinos are required, by Czech and Croatian law, to “check in” at the entrance reception, by presenting acceptable forms of picture identification, which effectively permits the Company to track the frequency of their visits and, to a limited extent, the duration of each visit.  As an incentive to increase gaming activity, the Company provides complimentary drinks and a free food buffet to all of its playing guests.  In addition to these general amenities, TWC also issues different classes of “loyalty” cards to customers who spend relatively longer periods of time playing. These cards entitle the holder and a set number of the holder’s guests, depending on the card type, to various additional benefits.  The Company also grants certain other privileges to its VIP players, at the casino management’s discretion, such as opening a private gaming table, or extending the casino’s operating hours, and/or providing free hotel accommodations.  These loyalty cards are granted based on the frequency of the player’s visits and the aggregate total drop for a pre-determined number of visits.  The complimentary food and beverage and hotel accommodations cost was recognized in the gaming departmental expenses, which totaled approximately $613,000 or 6.9% of gaming departmental revenues for the three months ended March 31, 2012, versus $695,000 or 8.4% of gaming departmental revenues for the comparable period in 2011.  General gifts and giveaways, which were also recognized in the gaming department, excluding personal gifts, represented $207,000 or 2.3% of gaming departmental revenues for the same three months in 2012, compared with $175,000 or 2.1% of gaming departmental revenues for the comparable period in 2011.

The VIP personal gifts were booked as special promotion expenses in the marketing department (in selling, general and administrative costs), and totaled approximately $12,000 for the first quarter in 2012, versus $11,000 for the same quarter a year ago.

Depreciation and amortization expense, excluding Rozvadov, decreased by $105,000, or 19.1%, primarily due to certain fully depreciated assets at our Route 59 and Route 55 casinos.

Selling, general and administrative costs decreased by $195,000, 7.0%, to approximately $2.6 million for the quarter ended March 31, 2012, from approximately $2.8 million the same period in 2011, due to lower external marketing expenses and agency fees, which reflect TWC’s deliberate shift from external marketing toward internal promotions and enhancements in its players’ loyalty reward programs, and to the absences of uniform and project development expenses that were incurred last year this quarter.

Our Operating Facilities:

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

Route 55

Route 55 Casino, our largest casino, features a Miami Beach in the 1950’s theme.  The two-story casino offers 23 tables, including 12 card tables, 10 roulette tables, a Slingshot multi-win roulette, and 124 video slot machines.  On the mezzanine level, the casino offers a full-service Italian restaurant, an open buffet area, a VIP lounge, a VIP gaming room equipped with four gaming tables, which are included in the 23 table count, and since September 2010, three VIP hotel guestrooms.

Grand Casino Lav

The Grand Casino Lav currently has 18 gaming tables, including six roulette tables, 12 card tables, two of which are in the VIP dedicated area, 60 video slot machines, a mezzanine bar with a panoramic view overlooking the gaming floor, and a full-service nightclub.  The unit’s operation was suspended by the owners of the casino, pending the infusion of capital in order to re-launch the casino, sometime in the second quarter of 2012.

Hotel Savannah and the Spa at Hotel Savannah

The hotel, which is connected to our Route 59 casino, features eight banquet halls for conference meetings and special events as well as a full-service restaurant and bar.  To complement our hotel, we also provide a full-service spa operation, the Spa, which is attached to our hotel. The Spa, which is operated by an independent contractor from which we receive revenue-based fees, features a large indoor pool and offers Ayurvedic massage therapies to hotel guests and outside visitors.

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2012, we had a working capital deficit of $2.5 million, a decrease in the deficit of $534,000 compared to the working capital deficit of approximately $3.1 million at December 31, 2011.  This deficit reduction for the three months ended March 31, 2012 was primarily due to the positive net income earned during this period.

As of March 31, 2012, we had fully drawn down our credit facility’s limit of CZK 35.0 million, or approximately $1.9 million.  The credit line matures on November 4, 2012, while the amortized loan matures on November 4, 2013, for which the Company expects to pay a quarterly payment of $421,000 each at the end of May, August, November of 2012 and February of 2013.  We are in full compliance with the credit facility’s financial covenants.

We believe that our cash resources at March 31, 2012, in addition to the anticipated cash to be provided by existing operations, will be sufficient to satisfy our accounts payable and other current obligations and fund our operating activities for the next twelve months.  However, should cash from operations be insufficient to cover the above objectives, we may seek to raise additional capital in order to fund our current liabilities, operations and growth strategies.  There is no guarantee that such funds will be available to us at favorable terms or at all, in which case we may decide to reduce our operations and development plans.

We are obligated under various contractual commitments over the next five years.  We have no off-balance sheet arrangements.  The following is a five-year summary of our commitments as of March 31, 2012:

(in thousands)		Less than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	Thereafter

Long-term, unsecured debt, foreign (1)	$1,278	$—	$—	$1,278	$—
Long-term, secured debt, foreign (2)	5,265	3,732	1,533
Operating and capital leases (3)	355	133	222
Employment agreement (4)	338	338
Total contractual obligations	$7,236	$4,203	$1,755	$1,278	$—

(1)	Represents the outstanding 6-year loan from IMT, maturing February 21, 2016.
(2)

Includes the remaining balances of the Company’s credit facility with Commerzbank Aktiengesellschaft, pobocka Praha, which consists of a 4-year loan of CZK 125 million, or $6.7 million, maturing November 4, 2013; the fully drawn line of credit of CZK 35 million, or $1.9 million, maturing November 4, 2012; and the Ceska Municipal Loan, a 3-year, CZK 9.0 million, or $454,000, term loan maturing on November 23, 2014.

(3)	Includes long-term lease for corporate office space and financial leases.
(4)	Represents remaining salary obligation for 2012 under Mr. Ramadan’s employment agreement.

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

Long Range Objective

Our operations are primarily in the gaming industry. Consequently, our senior corporate management, several of whom have extensive experience in the hotel industry, are exploring ways to diversify and expand the Company’s operations through the acquisition and/or development of new, complementary non-gaming business units, such as hotels, while continuing to grow the Company’s existing operations. We will also seek to manage or lease new business units that complement our existing operations. Acquisitions will be based on evaluations of the potential returns of projects that arise and, for certain projects, the availability of financing.

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in risk factors other than as reported in “Part II — Other Information, Item 1A. Risk Factors” in our Form 10-K for the year ended December 31, 2011.  Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. TWC does not maintain any instruments in a trading portfolio.

Interest Rate Risk

The interest rate on the majority portion of our debt, approximately $4.8 million at March 31, 2012, all from the Commerzbank credit facility, is subject to fluctuations of the Prague InterBank Offered Rate (“PRIBOR”) short-term interest rates. The credit facility was provided initially in two tranches: an amortized, four-year term loan of CZK 125 million (or approximately $6.7 million at the March 31, 2012 exchange rate), with interest based on the three-month PRIBOR plus 600 basis points, and a three-year, revolving credit line of CZK 35 million (or approximately $1.9 million at the same exchange rate), with interest based on, depending on each draw request, the one, two, three or six-month PRIBOR plus 500 basis points. Therefore, interest expense could increase as a result of this factor.  We have not in the past and do not currently engage in interest-rate swap agreements or other types of interest-rate hedging activities.  Accordingly, we are subject to interest rate risk with respect to these obligations.  Our Company’s management evaluates our exposure to market risk by monitoring interest rates in the marketplace to determine the best course of action, if needed.  We cannot assure you that our risk management strategies will have the desired effect, and interest rate fluctuations could have a negative impact on our results of operations or financial condition.

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

ITEM 4.                                                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Exchange Act Rule 13a-15(e), which is designed to provide reasonable assurance that information, which is required to be disclosed in our reports filed pursuant to the Exchange Act, is accumulated and communicated to management in a timely manner. At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including Mr. Ramadan, our CEO and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, Mr. Ramadan concluded that, as of the date of such evaluation, our disclosure controls and procedures were effective, at the reasonable assurance level in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  We made no changes in internal control over financial reporting during the first quarter of 2012 that materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                                                LEGAL PROCEEDINGS

We are sometimes subject to various contingencies, the resolutions of which, our management believes will not have a material adverse effect on our consolidated financial position or results of operations.  We were not involved in any material litigation during the quarter ended March 31, 2012, and through the date of this filing.

ITEM 1A.                                       RISK FACTORS

There have been no addition of risk factors from the information provided in our Form 10-K for the year ended December 31, 2011.

The risk factors highlighted in our Form 10-K for the year ended December 31, 2011 are not the only risks our Company is facing.  Additional risks and uncertainties not currently known to us or that we deem to be immaterial at this time also may materially adversely impact our business, financial condition and operational results in the future.

ITEM 5.                                                OTHER INFORMATION

None.

ITEM 6.                                                EXHIBITS

Reference is made to the Exhibit Index hereinafter contained.

TRANS WORLD CORPORATION
EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2012

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

(101)

The following financial information from Trans World Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, filed with the SEC on May 3, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Income for the three-month periods ended March 31, 2012 and 2011, (ii) the Consolidated Balance Sheet at March 31, 2012 and December 31, 2011, (iii) the Consolidated Statement of Cash Flows for the three-month periods ended March 31, 2012 and 2011, and (iv) Notes to Consolidated Financial Statements.*

*Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS WORLD CORPORATION

Date:	May 3, 2012	By:	/s/ Rami S. Ramadan
President, Chief Executive Officer and Chief Financial Officer

(Principal Executive and Financial Officer)