Form 10-Q
period 2012-06-30
TRANS WORLD CORP
filed 2012-08-08
CIK 914577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of outstanding shares of the registrant’s common stock as of August 6, 2012 was 8,871,635.

TRANS WORLD CORPORATION AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2012

INDEX

PART 1 — FINANCIAL INFORMATION

i

ITEM 1.                FINANCIAL STATEMENTS

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2012 and December 31, 2011

(in thousands, except for share data)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$5,003	$5,636
Prepaid expenses	347	719
Notes receivable, current portion	923	413
Other current assets	304	284
Assets held for sale	838	900

Total current assets	7,415	7,952

PROPERTY AND EQUIPMENT, less accumulated depreciation of $11,100 and $11,108, respectively	31,205	33,068

OTHER ASSETS:
Goodwill	5,862	6,119
Notes receivable, less current portion		609
Deposits and other assets	2,624	2,723

Total other assets	8,486	9,451

	$47,106	$50,471

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Long-term debt, current maturities	$3,348	$3,490
Capital lease, current portion	54	37
Accounts payable	237	548
Interest payable	36	49
Czech tax accrual	2,800	3,905
Accrued expenses and other current liabilities	1,669	1,886
Liabilities related to assets held for sale	100	207

Total current liabilities	8,244	10,122

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	2,107	3,065
Capital lease, less current portion	147	81

Total long-term liabilities	2,254	3,146

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 4,000,000 shares authorized, none issued
Common stock, $0.001 par value, 20,000,000 shares authorized, 8,871,635 shares in 2012 and 2011, issued and outstanding, respectively	9	9
Additional paid-in capital	52,473	52,141
Accumulated other comprehensive income	4,117	5,687
Accumulated deficit	(19,991)	(20,634)

Total stockholders’ equity	36,608	37,203

	$47,106	$50,471

See accompanying notes to condensed consolidated interim financial statements.

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

Six and Three Months Ended June 30, 2012 and 2011

(in thousands, except for share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$17,432	$17,621	$8,271	$9,290

COSTS AND EXPENSES:
Cost of revenues	9,982	9,377	4,789	4,911
Depreciation and amortization	879	1,127	435	578
Selling, general and administrative	4,994	5,570	2,424	2,803
	15,855	16,074	7,648	8,292
INCOME FROM CONTINUING OPERATIONS, before other expense and foreign income taxes	1,577	1,547	623	998

OTHER EXPENSE:

Interest expense, net	(144)	(210)	(68)	(104)

INCOME FROM CONTINUING OPERATIONS, before income taxes	1,433	1,337	555	894

FOREIGN INCOME TAXES	(684)		(309)

INCOME FROM CONTINUING OPERATIONS	749	1,337	246	894

DISCONTINUED OPERATIONS, gain (loss) from operation of discontinued Rozvadov Casino, net of tax	(106)	(122)	39	(51)

NET INCOME	643	1,215	285	843

Other comprehensive income (loss), foreign currency translation adjustments, net of tax	(1,570)	4,848	(4,208)	1,355

TOTAL COMPREHENSIVE INCOME (LOSS)	$(927)	$6,063	$(3,923)	$2,198

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	8,871,635	8,871,640	8,871,635	8,871,640
Diluted	9,031,327	8,923,178	9,031,327	8,923,178

EARNINGS PER COMMON SHARE:
From continuing operations:
Basic	$0.08	$0.15	$0.03	$0.10
Diluted	$0.08	$0.15	$0.03	$0.10
From discontinued operations:
Basic	$(0.01)	$(0.01)	$0.00	$(0.01)
Diluted	$(0.01)	$(0.01)	$0.00	$(0.01)

See accompanying notes to condensed consolidated interim financial statements.

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2012 and 2011

(in thousands)

	Six Months Ended June 30,
	2012	2011
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$643	$1,215
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from assets disposal	(6)
Depreciation and amortization	904	1,127
Stock options expense	67	70
Warrants issued for services		8
Deferred board fees	5	5
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	334	354
Deposits and other assets	629	170
Accounts payable	(166)	143
Interest payable	(12)	(11)
Czech tax accrual	(1,005)	(1,397)
Accrued expenses and other current liabilities	(548)	27
NET CASH PROVIDED BY OPERATING ACTIVITIES	845	1,711

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(359)	(463)
Proceeds from assets disposal	24
Investment into Hotel Savannah and the Spa	(25)	(44)
Repayment on notes receivable	63
NET CASH USED IN INVESTING ACTIVITIES	(297)	(507)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	1,806	1,134
Principal payments of long-term debt	(2,173)	(2,001)
NET CASH USED IN FINANCING ACTIVITIES	(367)	(867)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(814)	122

NET INCREASE (DECREASE) IN CASH	(633)	459

CASH:
Beginning of period	5,636	2,621

End of period	$5,003	$3,080

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$144	$197

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired via accounts payable	$8	$83
Deferred compensation to be paid in common stock	$260	$

See accompanying notes to condensed consolidated interim financial statements.

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(all figures in thousands, except for exchange rate and share data)

1.              Basis of Presentation and Consolidation.

The accompanying unaudited condensed consolidated interim financial statements of Trans World Corporation and Subsidiaries (collectively, the “Company,” “TWC,” “we,” “our” or “us”) as of June 30, 2012 and December 31, 2011 and for the six and three months ended June 30, 2012 and 2011 reflect all adjustments of a normal and recurring nature to fairly present the consolidated financial position, results of operations and cash flows for the interim periods. The financial statements of all foreign subsidiaries consolidated herein have been converted in accordance with accounting principles generally accepted in the United States of America (“US GAAP” or “GAAP”) for financial presentation purposes. All significant intercompany transactions and account balances have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements have been prepared by the Company according to the instructions of Form 10-Q and pursuant to the U.S. Securities and Exchange Commission’s (“SEC”) accounting and reporting requirements under Regulations S-X and S-K. Pursuant to these instructions, certain financial information and footnote disclosures normally included in such consolidated financial statements have been condensed or omitted.

In management’s opinion, all adjustments considered necessary for fair presentation of financial position, results of operations and cash flows of the Company have been included. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the six and three months ended June 30, 2012 are not necessarily indicative of the results that may occur for the year ending December 31, 2012.

The condensed consolidated balance sheet as of December 31, 2011 was derived from the Company’s audited consolidated financial statements but does not include all disclosures required by US GAAP.  All monetary amounts set forth in these financial statements are in United States dollars (“USD” or “$”) unless otherwise stated herein.

2.              Nature of Business.

Trans World Corporation, a Nevada corporation, and Subsidiaries are primarily engaged in the gaming and hotel business in the Czech Republic.

The Company owns and operates three casinos in the Czech Republic (“CZ”), and manages, under contract, one casino and nightclub in Croatia, all under the American Chance Casinos (“ACC”) brand. The Ceska casino (“Ceska”), located in the town of Ceska Kubice, in the western part of the CZ close to the German border, currently has 15 gaming tables and 80 slot machines.  The Route 55 casino (“Route 55”), located in Dolni Dvoriste, in the southern part of the CZ, close to the Austrian border, has 23 gaming tables and 124 slot machines. The Route 59 casino (“Route 59”), is located in Hate, near Znojmo, and currently has 23 gaming tables and 114 slot machines.  On March 31, 2012, TWC terminated the operation of its smallest casino, located in the town of Rozvadov (“Rozvadov”).  The casino facilities were subsequently leased to a local, third-party casino operator.  On July 11, 2012, the third-party operator exercised its buy-out option, as provided under the terms of the lease (see the following Note 3, “Discontinued Operations” below).

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

3.              Discontinued Operations.

The Company began terminating live games operation at Rozvadov at the end of January 2012, and continued running the unit as a slot-only operation until March 31, 2012, when all gaming operations were ceased.  Rozvadov’s net losses, shown as discontinued operations for the first six months of 2012 and 2011 were $106 and $122, respectively, net of rental income.  No write-downs of inventories or furniture, fixtures and equipment (“FF&E”) were incurred because its slot machines were leased, while the Company’s owned FF&E was subsequently rented out and remaining inventories were transferred to other operating units at an immaterial cost.  Employees at Rozvadov received cash severance benefits aggregating approximately $79.  In light of the lessee exercising its option to buy the Rozvadov property (as discussed below), the Rozvadov assets are classified as held for sale at June 30, 2012 and December 31, 2011, and the assets and liabilities are included in the respective current assets and liabilities sections of the Condensed Consolidated Balance Sheets. The following table provides a detail of the net assets held for sale:

	At	At
(amounts in thousands)	June 30, 2012	December 31, 2011

Assets:
Land	$30	$32
Building	792	839
FF&E	16	29

Total assets	838	900

Liabilities related to assets held for sale	100	207

Net assets held for sale	$738	$693

Effective March 1, 2012, pursuant to a five-year lease agreement, the Company leased the Rozvadov casino building and its staff housing facilities to a local Czech casino operator.  However, due to a gaming license delay by the lessee, TWC continued operating the unit through the end of March 2012.  The lessee commenced operations at that site on April 4, 2012.  The lease terms also gave the lessee the option to buy out the lease for €1,000, or approximately $1,300, anytime during the first year of the agreement.  On July 11, 2012, the lessee exercised its option to buy out the lease by making the full purchase payment of €1,000, or $1,300 to TWC.

4.              Commitments and Contingencies.

Lease Obligations - The Company is obligated under one operating lease expiring in March 2015.  Future aggregate minimum annual rental payments under this lease for the next three years are as follows:

Twelve Months Ending June 30,
2013	$86
2014	$88
2015	$22

Rent expense under this lease was approximately $43 and $62 for the six months ended June 30, 2012 and 2011, respectively. Rent expense for the prior year included the lease for the Ceska casino building, which ended when the Company purchased the building in November 2011.

The Company is also obligated under certain five-year, slot equipment operating leases expiring in 2012, the projected costs of which are not included in the table above due to fluctuating inventory.  The leases provide for a monthly fixed rental fee per slot machine, and an option for replacement to a different/newer machine during the term of the lease.  In the second quarter of 2012, the Company’s slot lease expenses were approximately $568 versus $670 in the comparable period in 2011, while for the first six months of 2012, they were $1,203 versus $1,304 for the comparable period in 2011.

Employment Agreements - The Company’s July 1, 2005 employment agreement with its Chief Executive Officer (“CEO”), Mr. Rami S. Ramadan, absent the intervention of either party by September 30th of each year, will renew automatically for another calendar year, currently ending December 31, 2012. In addition to a perpetually renewable, employment term of one year absent the intervention of either party, the agreement provides for annual compensation, plus participation in the Company’s benefits programs and equity incentive plans As of June 30, 2012, the Company is contractually obligated to pay approximately $225 of annual base compensation for the remainder of the year 2012.

401(k) and Profit Sharing Plan - The Company maintains a contributory 401(k) plan and a profit sharing plan.  These plans are for the benefit of all eligible corporate employees, who may have up to 16.5% of their salary withheld, not to exceed the maximum federally allowed amount.  The Company makes an employer-matching contribution of 60 cents for each employee dollar contributed.

Notes Receivable - In connection with the TWC’s management of the Grand Casino Lav, on January 10, 2007, the Company extended three Euro-denominated loans totaling €967, or $1,200 at the June 30, 2012 exchange rate, to the Grand Hotel Lav, d.o.o. (“GHL”), the owner of the Grand Casino Lav and Nightclub.  At June 30, 2012, the balance of approximately €706, or $923, remains payable, as per the executed payment allocation and pledge of payment agreement related to the existing credit agreement and the 2006 Management Agreement.  GHL acknowledged the outstanding debt and committed to this revised payment schedule ending April 2013.  TWC still holds eight unexercised demand notes and believes the loan is fully collectible.

Advance Receivable - In August 2009, in pursuit of obtaining a gaming license in Hungary, TWC partnered with Vigotop Limited, a Cyprus-based company (“Vigotop”), to form a Hungarian company, KC Bidding Kft. (“KCB”), in which TWC became holder of a 25% equity interest. Subsequently, TWC extended a three-year, 1.0% interest per annum loan of approximately €930 (or about $1,300) to KCB to form a Hungarian license concession company, SDI Europe Kft. (“SDI”), for the purpose of eventually operating the Class I casino in Hungary. SDI is a wholly-owned subsidiary of KCB. Through SDI’s intermediary, IMT LLC, a Delaware limited liability company, American Chance Casinos (“ACC”), an operations subsidiary of TWC, received a three-year, 2.1505% interest per annum loan of approximately $1,200. TWC expects the full lump sum repayment of advance receivable, upon maturity, from KCB, to offset its outstanding loan with IMT LLC. TWC management believes the loan to KCB is fully collectible. In the event KCB defaults in its repayment obligation to TWC with respect to the above mentioned loan, IMT will cancel the loan obligation from ACC to IMT and ACC will no longer be obligated to pay off the loan balance of approximately €930, or $1,200. In November 2010, the loan agreement between ACC and KCB was amended to change the maturity date to January 31, 2016 from December 31, 2012 and to establish an interest rate of 1% from January 1, 2012 through the new maturity date of the loan. In March 2011, the loan agreement between IMT and ACC was amended to change the maturity date to February 21, 2016 from January 31, 2013, and to establish an interest rate of 1% from January 1, 2012 through the new maturity date of the loan.  As of June 30, 2012, the TWC loan to KCB was approximately $1,200 and was included in the Company’s deposits and other assets, while the IMT loan to TWC was approximately $1,150 and was included in the Company’s long-term debt.

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

KCB has responded to the MOE, challenging the reasons provided by the MOE for the immediate cancellation of the concession contract and argued that the terms on which the cancellation was based were wrongful and disputed the MOE’s claim that such progress reports were due during 2010.

On April 26, 2011, KCB received a Hungarian court summons for a hearing, which was moved to January 10, 2012, pursuant to a counterplea by KCB on August 30, 2011. The hearing on January 10, 2012 was inconclusive, and another hearing, originally set for March 6, 2012 before the Metropolitan Court of Budapest, was thrice postponed, and is now set for August 22, 2012.  KCB is confident that it fully complied with all reporting requirements and believes that the court will ultimately render a favorable verdict. KCB’s attorneys believe that KCB has a strong legal case against the MOE.

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

Notwithstanding the foregoing, litigation results are never predictable. Further, by virtue of an existing agreement between Vigotop and TWC, all costs associated with obtaining the casino license were and will be borne by Vigotop. In the opinion of TWC’s management, after consultation with legal counsel, the amount of ultimate liability with respect to both/all these actions, if adversely decided to KCB, will not materially affect the Company’s consolidated financial statements and/or results of operations.

Taxing Jurisdiction - The Czech Republic currently has a number of laws related to various taxes imposed by governmental authorities.  Applicable taxes include corporate income tax, gaming tax, value-added tax (“VAT”), payroll (social) taxes and in 2011, (but not in 2012) charity taxes.  Tax declarations, together with other legal compliance areas (e.g. customs and currency control matters) are subject to review and investigation by a number of governmental authorities, which are enabled by law to impose fines, penalties and interest charges, and create tax risks in the Czech Republic.  Management believes that it has adequately provided for all of its Czech tax liabilities.

Effective January 1, 2012, charity taxes have been eliminated in lieu of a new overall flat gaming tax (the “New Gaming Tax”) of 20.0% on all live game and slot revenues, as well as an applicable 19% corporate income tax on adjusted net income.  Additionally, the administration tax and state supervision fee have been eliminated in lieu of minor license renewal fees.  The New Gaming Tax is payable at the end of each quarter, while the corporate income tax is payable by June of the subsequent year. (See also Note 6(k) “Czech Gaming Taxes” and Note 6(l) “Income Taxes” below).

Legal Proceedings - The Company is often subject to various contingencies, the resolutions of which, its management believes, will not have a material adverse effect on the Company’s consolidated financial position or results of operations.  TWC was not involved in any material litigation during the six months ended June 30, 2012, or through the date of this filing.

5.              Liquidity.

As of June 30, 2012, the Company had a working capital deficit of $829, as compared to the working capital deficit of $2,170 at December 31, 2011.  Net cash provided by operations for the six months ended June 30, 2012 was $845 versus $1,711 for the same prior year period.

As of June 30, 2012, the Company had fully drawn down its credit facility’s limit of Czech Koruna (“CZK”) 35,000.  The credit line matures on November 4, 2012, while the amortized loan matures on November 4, 2013.  The Company expects to pay a quarterly payment of $378 each at the end of August and November of 2012 and February and May of 2013, to repay the amortized loan.  The Company expects to repay both loan and line of credit on or before their dates of maturity and was in full compliance with the credit facility’s financial covenants at June 30, 2012.

The Company’s management believes that its cash resources at June 30, 2012, in addition to the anticipated cash to be provided by existing operations, will be sufficient to satisfy its accounts payable and other current obligations and to fund its operating activities for the next twelve months.

6.              Summary of Selected Significant Accounting Policies.

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

(b)         Earnings per share - Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporate the dilutive effect of common stock equivalents on an average basis during the period. The Company’s common stock equivalents currently include stock options, warrants and deferred compensation stock. Thus, unexercised stock options to purchase up to 662,425 and 838,025 shares as of June 30, 2012 and June 30, 2011, respectively, were included in the computation of diluted earnings per common share, if such unexercised stock options were “in-the-money” and vested. Warrants to purchase up to 75,000 shares were also included, if they were “in-the-money” and vested. In addition, 149,654 and 51,538 issuable shares, as of June 30, 2012 and June 30, 2011, respectively, under the Company’s Deferred Compensation Plan were also included in the computation.

A table illustrating the impact of dilution on earnings per share, based on the treasury stock method, is presented below:

	(UNAUDITED)
	For the Six Months Ended		For the Three Months Ended
(amounts in thousands, except for	June 30,		June 30,
share information)	2012	2011	2012	2011
Basic Earnings Per Share:
Net earnings	$749	$1,337	$246	$894

Weighted average common shares	8,871,635	8,871,640	8,871,635	8,871,640

Basic earnings per share	$0.08	$0.15	$0.03	$0.10

Diluted Earnings Per Share:
Net earnings	$749	$1,337	$246	$894

Weighted average common shares	8,871,635	8,871,640	8,871,635	8,871,640

Addition due to the effect of dilutive securities:
Stock options and warrants (1)	10,038		10,038
Stock issuable under the Deferred Compensation Plan	149,654	51,538	149,654	51,538

Dilutive potential weighted average common shares	9,031,327	8,923,178	9,031,327	8,923,178

Diluted earnings per share	$0.08	$0.15	$0.03	$0.10

(1) Per the treasury stock method.

(c)          Goodwill - Goodwill represents the excess of the cost of the Company’s Czech subsidiaries over the fair value of their net assets at the date of acquisition, which consisted of the Ceska and Rozvadov casinos and the land in Hate, which is currently, the Route 59 Casino. Goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. The Company has allocated the goodwill over two reporting units that are components of the operating segment “Czech subsidiaries” and are classified as the “German reporting unit” which consists of the Ceska and Rozvadov casinos, and the “Austrian reporting unit” which consists of the Route 55 and Route 59 casinos and the Hotel Savannah. Despite the sale of the Rozvadov property in July 2012, there was no impact on goodwill since goodwill associated with the German reporting unit was all assigned to Ceska.  The impairment assessment requires the Company to compare the fair value of its two reporting units to their respective carrying values to determine whether there is an indication that an impairment exists. The fair value of the two reporting units were determined through a combination of recent appraisals of the Company’s real property and a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”), which was based on the Company’s experience and data from independent, third parties. As required, the Company performed its required annual fair-value based testing of the carrying value of goodwill related to its two reporting units at September 30, 2011, and determined that goodwill was not impaired. The Company will perform its required annual assessment of goodwill during the third quarter of 2012. There were no indicators of impairment present during the interim periods following the annual testing date, therefore the Company determined that there was no impairment of goodwill at June 30, 2012.

(d)         Discontinued Operations / Assets Held for Sale - The Company’s assets held for sale are reported separately on the condensed consolidated balance sheets by class of asset and/or liability, and these new line items are reclassified on the financial statements (Balance Sheets) for the prior year(s). The net income or loss from the operations of the assets held for sale are reported separately on the Income Statement, located below Income from Continuing Operations; and similar to the Balance Sheets presentation, the prior year(s) are also reclassified.

(e)          Property and Equipment - Property and equipment is stated at cost less accumulated depreciation and amortization.  TWC capitalizes the cost of improvements that extend the life of the asset and expenses maintenance and repair costs as incurred.  The Company provides for depreciation and amortization using the straight-line method over the following estimated useful lives:

Asset	Estimated Useful Life

Building and improvements	5-50 years
Furniture, fixtures and other equipment	4-12 years

At June 30, 2012 and December 31, 2011, property and equipment consisted of the following:

	As of June 30, 2012	As of December 31, 2011
	(unaudited)
Land	$2,467	$2,498
Building and improvements	28,230	29,418
Furniture, fixtures and other equipment	11,608	12,260

	42,305	44,176
Less accumulated depreciation and amortization	(11,100)	(11,108)

	$31,205	$33,068

(f)           Impairment for long-lived assets - The Company periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable assets to be held and used are recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived assets, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists. If an asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value. An estimate of the asset’s fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. The Company reports an asset to be disposed of at the lower of its carrying value or its estimated net realizable market value. There were no impairment losses for long-lived assets recorded for the six months ended June 30, 2012.

(g)          Foreign currency translation - Foreign subsidiaries whose functional currency is the local foreign currency, balance sheet accounts and cash flows are translated at exchange rates in effect at the end of each reporting period and resulting translation adjustments are included in “accumulated other comprehensive income (loss).” Statement of operations accounts are translated by applying the monthly averages of the daily exchange rates of one (1) USD dollar to one (1) CZK at the end of the respective month on the respective monthly local Czech statement of operations accounts for the period.

The impact of foreign currency translation on goodwill is presented below:

	Applicable	Goodwill
	Foreign Exchange	German		Austrian
As of June 30, 2012 (in thousands, except FX)	Rate (“FX”) (2)	reporting unit		reporting unit		Total

Residual balance, as of January 1, 2003 (in USD) (1)		USD	3,042	USD	537	USD	3,579

USD residual balance, translated at June 30, 1998 (date of acquisition) FX rate of:	33.8830	CZK	103,077	CZK	18,190	CZK	121,267

2003 CZK balance, translated to USD, at June 30, 2012 FX of:	20.6857	USD	4,983	USD	879	USD	5,862

Net increase to Goodwill		USD	1,941	USD	342	USD	2,283

(1)   Goodwill was amortized over 15 years until the Company started to comply with revised GAAP requirements, as of January 1, 2002. This balance represents the remaining, unamortized goodwill, after an impairment charge taken prior to January 1, 2003.

(2)   FX (interbank) rates taken from www.Oanda.com.

(h)         Stock-based compensation - The Company recognizes the fair value of stock-based compensation in the statement of operations. The fair value of the Company’s stock option awards are estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections including expected stock price volatility and the estimated life of each award.  In addition, the calculation of compensation costs requires that the Company estimate the number of awards that will be forfeited during the vesting period. The fair value of stock-based awards is amortized over the vesting period of the award.

(i)             Comprehensive income (loss) — The Company’s change in the foreign currency translation adjustments is included in other comprehensive income (loss).

(j)            Promotional allowances — Promotional allowances primarily consist of food and beverages (“F&B”) and, to certain of its valuable players, hotel accommodations, all of which are furnished gratuitously.  For the six months ended June 30, 2012 and 2011, revenues do not include the retail amount of F&B and hotel accommodations of $2,442 and $3,221, respectively, provided at no-charge to customers. The retail value of the F&B given away is determined by dividing the F&B costs charged to the gaming operation of $871 and $1,291, for the respective periods, by the average percentage of cost of F&B sold.  The cost of hotel accommodations is either the out-of-pocket expenses paid to other hotels or the retail charge of rooms at the Hotel Savannah. The promotional allowances are summarized below:

	(UNAUDITED)
	For the Six Months Ended		For the Three Months Ended
	June 30,		June 30,
(amounts in thousands)	2012	2011	2012	2011

Cost of gratuitous food and beverages (A)	$871	$1,291	$284	$624
Average cost of food and beverages sold (B)	35.9%	40.2%	38.3%	38.9%

Retail value of food and beverages (A/B)	$2,426	$3,211	$742	$1,604
Retail value of hotel accommodations	16	10	8	3
Total promotional allowances	$2,442	$3,221	$750	$1,607

(k)         Czech gaming taxes — The majority of TWC’s revenues are derived from gaming operations in the Czech Republic, which were subject to, prior to January 1, 2012, only gaming taxes and charity taxes, while its non-gaming revenues, which were not material, were subject to correspondingly non-material corporate income tax liabilities under Czech law.

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

New Gaming Tax Law *
	Pre-2012 Gaming Tax Law	(effective January 1, 2012)
Live Games:	10% Gaming Tax from Win (administration fee); 1% Gaming Tax from Win (state supervision); 6-15% Charity Tax from Win, net of Gaming Taxes (the Charity Tax rate is based on tiered revenue thresholds).	20% Gaming Tax from Win (70% of receipt to state; 30% to municipal).
Slots:

16,000 CZK (or $800) License per machine, per every 6 months;

1,000 CZK (or $50) Municipality Fee per machine, per quarter;

6-15% Charity Tax from Win, net of License and Municipality fees (the Charity Tax rate is based on tiered revenue thresholds).

20% Gaming Tax from Win (20% of receipt to state; 80% to municipal); 55 CZK (or $3) Gaming Tax per Machine, per Day.
Net Income	No corporate income tax.	19% corporate income tax on adjusted net income, net of exemptions.

* The new Gaming Tax is to be paid quarterly, while corporate income tax obligation is to be paid in June of the subsequent year.

Gaming taxes payable for year 2011 were due and paid to the Czech Ministry of Finance in April 2012, while charity taxes payable, despite having no stated due dates, were paid as mutually agreed with the charities, customarily by May of the subsequent year. The Company was permitted to allocate this charity contribution to local schools, sports clubs, subsidized or volunteer organizations, or municipalities in which each of the Company’s casinos operate. The distribution was subject to the prior approval of the Czech Ministry of Finance. The New Gaming Tax is payable at the end of each quarter. The Company was in full compliance with all tax payment deadlines at June 30, 2012.

TWC’s gaming-related taxes and fees for the six and three months ended June 30, 2012 and 2011 are summarized in the following table:

	For the Six Months Ended		For the Three Months Ended
	June 30,		June 30,
(amounts in thousands)	2012	2011	2012	2011

Gaming revenues	$16,044	$16,613	$7,481	$8,731

Gaming taxes, live games and slots	3,342	783	1,578	401
Charity taxes (eliminated in 2012)		1,447		758
Licensing fees (eliminated in 2012) (1)	283	357	139	190
Total gaming taxes and fees	$3,625	$2,587	$1,717	$1,349
as % of gaming revenue (2)	22.6%	15.6%	23.0%	15.4%

(1) As the non-refundable, six-month licensing fees effective for January 2012 through June 2012 were paid in October 2011, prior to the passing of the New Gaming Tax laws in December 2011, the Company incurred additional fees for the first six months of 2012.  Excluding the non-recurring licensing fees, the gaming taxes for the three and six months of 2012 would have been 21.1% and 20.8% of gaming revenues, respectively.

(2) The tax percentages in 2012 vary slightly from the 20% flat rate, due to minor administrative fees.

In conformity with the European Union (“EU”) taxation legislation, when the Czech Republic joined the EU in 2004, its VAT increased from 5% to 22%, from January 2004 through December 2009, and ranged between 9% and 19% for all intra-EU generated purchases. Beginning January 1, 2010, VAT rates increased to between 10%

and 20%. All non-EU generated purchases were impacted by identical VAT increases, beginning in May 2004. The Company pays its VAT directly to its vendors in connection with any purchases that are subject to this tax. Unlike in other industries, VATs are not recoverable for gaming operations. The recoverable VAT under the Hotel Savannah operation was non-material for the six and three months ended June 30, 2012 and 2011.

On February 28, 2012, TWC transferred the ownership of its fully-owned Czech subsidiary, Trans World Hotels, s.r.o., which owns the Hotel Savannah, to TWC’s primary Czech subsidiary, American Chance Casinos a.s., in an effort to consolidate and reduce redundancy and maintenance costs.

(l)             Income taxes — Deferred income tax assets and liabilities are computed for differences between the financial statement and the tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.  Accounting for income taxes prescribes, among other things, a recognition threshold and measurement attributes for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return. Accounting for income taxes utilizes a two-step approach for evaluating uncertain tax positions. Step One, or recognition, requires a company to determine if the weight of available evidence indicates a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step Two, or measurement, is based on the largest amount of benefit, which is more likely than not to be realized on settlement with the taxing authority. The Company is subject to income tax examinations by major taxing authorities for all tax years subsequent to 2008. The adoption of the provisions of the FASB standard, “Accounting for Income Taxes” did not have a material impact on the Company’s consolidated financial statements. However, management’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulation and interpretations, thereof.  During the six-month period ended June 30, 2012, the Company recognized no adjustments for uncertain tax positions.

Effective January 1, 2012, the Czech government instituted an effective corporate income tax, currently at 19.0%, on gaming revenues, which prior to the law changes were subject only to gaming taxes.  As a result of the new tax laws and due to the potential and material income tax liability, the Company accrued an estimated income tax liability of $309 and $684 for the three and six months ended June 30, 2012, respectively.  Corporate income tax is payable by June of the subsequent year.

(m)     Recently issued and adopted accounting standards:

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

In December 2011, the FASB issued an update on comprehensive income, which pertains to the deferral of the effective date for amendments to the presentation of reclassification of items out of accumulated other comprehensive income in a previous accounting standard update that pertained to the presentation of comprehensive income. The update defers the presentation on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods. All other requirements of the previous accounting standard on the presentation of comprehensive income, issued in June 2011, are not affected. The previous presentation related to the comprehensive income standard required that entities report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. Under the continuous statement approach, the statement would include the components and total of net income, the components and total of other comprehensive income and the total of comprehensive income. Under the two statement approach, the first statement would include the components and total of net income and the second statement would include the components and total of other comprehensive income and the total of comprehensive income. It does not change the items that must be reported in other comprehensive income and it is effective retrospectively for interim and annual periods beginning after December 15, 2011, with early adoption permitted. The Company adopted the update on January 1, 2012 resulting in no impact to the Company’s consolidated balance sheets, statements of income and cash flows.

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

Currently, we own and operate three casinos and a hotel in the Czech Republic (“CZ”), and manage, under a 10-year management contract expiring in 2017, a casino and nightclub in Croatia.  Our Ceska casino, located at Ceska Kubice, in the western part of the CZ close to the border of Germany, currently has four competitors.  The other two Czech casinos are located in the southern part of the CZ, close to the Austrian border.  The larger of these two, “Route

55,” located in Dolni Dvoriste, has two competitors, and the other casino, “Route 59,” is located in Hate, near Znojmo, and currently has two competitors.  Our Hotel Savannah features eight banquet halls for meetings and special events as well as a full-service restaurant and bar, and is connected to our Route 59 casino with the joint facility’s main restaurant linking the two buildings.  Along with the hotel operation, we also launched a full-service spa operation, the Spa at Hotel Savannah (the “Spa”), the operations of which are outsourced to a private, independent contractor and are attached to Hotel Savannah.  The Spa, which features Ayurvedic massage therapies and an indoor pool, began operation in March 2009.  Hotel Savannah and the Spa has eight regional competitors, five of which are located in Austria.  The Croatian casino and adjoining nightclub (collectively known as the “Grand Casino Lav”), are located in the Grand Hotel Lav resort in the city of Podstrana, near Split, Croatia.  The Grand Casino Lav’s revenues and expenses are recognized on the owner’s books.  We derive only management fee income from the performance results of the Grand Casino Lav, which is recognized in our consolidated financial statements.  The Grand Casino Lav currently has two competitors.  On January 1, 2012, the owners of the Grand Casino Lav suspended all gaming operations pending the owners’ search for financing to relaunch the casino.  On March 31, 2012, due to the depressed economy in the region that it operated, we terminated gaming operations at our smallest casino, “Rozvadov,” located in the town of Rozvadov and leased the casino and staff housing facilities to a local, third-party casino operator under a five-year lease agreement.  On July 11, 2012, pursuant to the provisions of the lease agreement, the lessee exercised its option to buy out the lease for the sum of €1 million, or approximately $1.3 million.

Exchange Rates

Due to the fact that the Company’s operations are located in Europe and principally in the Czech Republic, TWC’s financial results are subject to the influence of fluctuations in foreign currency exchange rates.  The revenue generated by our Czech operations is generally denominated in EUR and the expenses incurred by these facilities are generally denominated in CZK.  As our primary reporting subsidiary, ACC, is a Czech entity, all revenues and expenses, regardless of sources of origin (e.g., Croatia), are recognized in the Czech currency and translated to USD for reporting purposes.  A substantial change in the value of either of these currencies in relation to the value of the USD would have an impact on the results from our operations when translated into USD.  We do not hedge our foreign currency holdings or transactions.

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

The consolidated balance sheet totals of the Company’s foreign subsidiaries at June 30, 2012 and December 31, 2011 were converted to USDs using the interbank exchange rates, as reported at www.oanda.com, which are depicted in the following table:

As of	USD	CZK	EUR
June 30, 2012	1.00	20.6857	0.7950
December 31, 2011	1.00	19.8191	0.7722

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

Review of the Condensed Consolidated Interim Results of the Company:

Three Months Ended June 30, 2012 and 2011:

	Three Months Ended June 30,
(in thousands, except per share data)	2012	2011	Variance $	Variance %
	(unaudited)	(unaudited)

Total revenues, from continuing operations	$8,271	$9,290	(1,019)	-11.0%
Total operating costs and expenses	(7,716)	(8,396)	680	-8.1%
Income from continuing operations, before income taxes	555	894	(339)	-37.9%

Foreign income taxes	(309)	—	(309)	100.0%

Income from continuing operations	246	894	(648)	-72.5%
Discontinued operations, gain (loss) from operations	39	(51)	90	-176.5%

Net Income	$285	$843	(558)	-66.2%

Earnings per common share:
From continuing operations:
Basic	$0.03	$0.10
Diluted	$0.03	$0.10
From discontinued operations:
Basic	$—	$(0.01)
Diluted	$—	$(0.01)

For the quarter ended June 30, 2012, our total revenues declined 11.0%, to approximately $8.3 million, from approximately $9.3 million for the quarter ended June 30, 2011.  The $1.0 million decrease was primarily attributable to a combination of: (i) the 2012 UEFA European Football Championship (“Euro Cup”) matches that were held between June 8 to July 1, 2012; (ii) the success of the German team in reaching the semi-finals of the Euro Cup had a considerably negative impact on the overall business volume of our casinos during the period of the tournament, since Germany represents one of two major markets for our casinos; and (iii) the stronger competition experienced at our Ceska Casino.  Despite the 2.8% decline in live game attendance from the same quarter a year ago, WP rose 2.7 percentage points (“ppts”) in the same period comparison, but this improvement was insufficient to compensate, as DpH slid 14.8%, as a result of the above factors.

Operating costs and expenses decreased by $680,000, or 8.1%, from approximately $8.4 million for the quarter ended June 30, 2011 to $7.7 million for the quarter ended June 30, 2012, mainly due to lower volume-driven payroll, and to marketing and depreciation and amortization expenses.

Income from continuing operations decreased by $339,000, or 37.9%, from the second quarter in 2011, as a result of the above factors.

Pursuant to the new tax laws effective in 2012, the Company also incurred $309,000 for income taxes, which did not exist in the prior year.

Discontinued operations for the three months ended June 30, 2012 contributed a positive net gain of $39,000, thanks to three months of rental income, which largely offset the residual maintenance expenses, which compares favorably to the net loss of $51,000 incurred for the same quarter in 2011.

Consequently, net income for the three months ended June 30, 2012 fell to $285,000, or a decrease of 66.2% from $843,000, achieved for the three months ended June 30, 2011.

Costs and Expenses

Total costs and expenses for the three months ended June 30, 2012 and 2011 are presented below:

	For the Three Months Ended
	June 30,
(amounts in thousands)	2012	2011	Variance $	Variance %

Cost of revenues	$4,789	$4,911	$(122)	-2.5%
Depreciation and amortization	435	578	(143)	-24.7%
Selling, general and administrative	2,424	2,803	(379)	-13.5%
Other expense	68	104	(36)	-34.6%
Total operating costs and expenses	$7,716	$8,396	$(680)	-8.1%

Cost of revenues for the quarter ended June 30, 2012 decreased by $122,000, or 2.5%, primarily due to lower volume-driven payroll and lower in-house amenity expenses.  The complimentary F&B and hotel accommodations costs were recognized in the gaming departmental expenses, which totaled approximately $519,000 or 7.7% of gaming revenues for the three months ended June 30, 2012, compared with $719,000 or 7.8% of gaming revenues for the comparable quarter last year.  General gifts and giveaways represented $191,000 or 2.5% of gaming revenues, versus  $163,000 or 1.8% of gaming revenues in the same quarter of 2011.  These expenses were also recognized in the gaming departmental expenses.

Depreciation and amortization expense decreased by $143,000, or 24.7%, due to the end of life of certain depreciable assets.

Selling, general and administrative costs also decreased by $379,000, or 13.5%, due primarily to lowered external marketing expenses and decreased special promotions, which were partially offset by higher costs for legal and professional services related to the consolidation of legal entities, under the ACC entity.

Six Months Ended June 30, 2012 and 2011:

	Six Months Ended June 30,
(in thousands, except per share data)	2012	2011	Variance $	Variance %
	(unaudited)	(unaudited)

Total revenues, from continuing operations	$17,432	$17,621	(189)	-1.1%
Total operating costs and expenses	(15,999)	(16,284)	285	-1.8%
Income from continuing operations, before income taxes	1,433	1,337	96	7.2%

Foreign income taxes	(684)	—	(684)	100.0%

Income from continuing operations	749	1,337	(588)	-44.0%
Discontinued operations, loss from operations	(106)	(122)	16	-13.1%

Net Income	$643	$1,215	(572)	-47.1%

Earnings per common share:
From continuing operations:
Basic	$0.08	$0.15
Diluted	$0.08	$0.15
From discontinued operations:
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

For the six months ended June 30, 2012, our total revenues shrunk by $189,000, or 1.1%, to $17.4 million, from $17.6 million for the same period ended June 30, 2011, notably due to a 4.2% decrease in slot revenues, which was partially offset by a 5.7% increase in live game revenue, supported by a 3.7 ppt increase in WP and an 8.2% increase in room revenues at our Hotel Savannah.  The reduction in slot revenues resulted from the large jackpot payouts in the quarter.

Due largely to the negative factors highlighted in the quarter review, live game attendance fell 4.4%. However, slot game attendance rose 9.0%, when compared with the same six-month period a year ago, largely due to the increasing popularity and resiliency of slot games with our clientele, despite the competing Euro Cup sporting event.

Combined hotel rooms, restaurant and banquet operations, and spa revenues totaled 4.9% of the Company’s total consolidated revenue.

Total operating costs and expenses decreased by $285,000 or 1.8%, mainly due to the continuation of the Company’s lower-cost, player loyalty reward programs that have proven successful since implementation in the last quarter of 2011.  We have also increased expenditures in gifts and giveaways, as detailed below, to further enhance these player loyalty programs.  These loyalty programs have proven to be more cost-effective in drawing and keeping players in our casinos than broad, external, general marketing initiatives which are less effective, since we have an established name and reputation in our business markets.

As a result of the lower costs approach, income from continuing operations before income taxes has risen 7.2% or $96,000 from the first six months of 2011.

As a result of the changes in taxation in the Czech Republic for 2012 and forward, we have accrued a total of $684,000 for the payment of Czech corporate income taxes due by June of the following year, which essentially represenst nearly half of our earned income from continuing operations.

Thus, our income from continuing operations after taxes was $749,000 versus the prior year’s $1.3 million for the same six month period, which had only nominal corporate income tax liabilities on non-gaming income.  Loss from discontinued operations was $106,000, a $16,000 or 13.1% improvement from the prior year period, resulting from rental income for leased buildings, formerly of the Rozvadov casino.

Consequently, net income for the six months ended June 30, 2012 decreased by $572,000 or 47.1%, versus the same period a year ago.

Costs and Expenses

Total costs and expenses for the six months ended June 30, 2012 and 2011 are presented below:

	For the Six Months Ended
	June 30,
(amounts in thousands)	2012	2011	Variance $	Variance %

Cost of revenues	$9,982	$9,377	$605	6.5%
Depreciation and amortization	879	1,127	(248)	-22.0%
Selling, general and administrative	4,994	5,570	(576)	-10.3%
Other expense	144	210	(66)	-31.4%
Total operating costs and expenses	$15,999	$16,284	$(285)	-1.8%

Cost of revenues for the six months ended June 30, 2012 increased by $605,000, or 6.5%, primarily due to a 7.0 ppts increase in gaming taxes.  The 2012 gaming taxes are based on a flat 20% gaming tax rate, while the 2011 gaming taxes were based on a graduated tax scheme that resulted in an effective rate of 15.6% versus the 2012 comparable of 22.6%, as a percentage of gaming revenue. Excluding the prepaid licensing fees, which were eliminated in 2012, the effective gaming tax rate would have been 20.8%, rather than 22.6%. (See Financial Footnote 6(k), “Czech Gaming Taxes.”)

Complimentary F&B and hotel accommodations costs were recognized in gaming departmental expenses, which totaled $1.2 million or 7.3% of gaming revenues for the six months ended June 30, 2012, versus approximately $1.4 million or 8.1%  of gaming revenues for the comparable six-month period in 2011.  General gifts and giveaways, which were also recognized in gaming departmental expenses, represented $398,000 or 2.4% of gaming revenues for the same six months in 2012, compared with $338,000 or 1.9% of gaming revenues for the six months ended June 30, 2011, a comparable increase of $60,000 or 17.7%.

Depreciation and amortization expense decreased by $248,000, or 22.0%, largely due to the end of life of certain depreciable assets.

Selling, general and administrative costs of approximately $5.0 million for the six months ended June 30, 2012 decreased by $576,000 or 10.3% from the same period in 2011, principally due to substantially lower overall external marketing expenditures.

Other expense of $144,000 essentially represents interest paid on the Company’s Commerzbank credit facility, which benefited from lower interest rates and the amortization of the loan principal portion, when compared with the prior year period.

Our Facilities:

Each of our casinos offers a restaurant and a full bar, and in the larger units, lounge areas and multiple bars.  All of our casinos operate under the registered ACC brand.

Ceska

Ceska Casino, which has a 1920’s Chicago Prohibition Period theme, currently has 15 gaming tables, including eight card tables and seven roulette tables, and 80 video slot machines.

Route 59

Route 59 Casino, which has a 1920’s New Orleans theme, currently includes 23 gaming tables, which consist of 13 card tables, nine roulette tables, a Slingshot multi-win roulette, and 118 video slot machines.

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

Grand Casino Lav

The Grand Casino Lav currently has 18 gaming tables, including six roulette tables, 12 card tables, two of which are in the VIP dedicated area, 60 video slot machines, a mezzanine bar with a panoramic view overlooking the gaming floor, and a full-service nightclub.  The unit has been closed since January 1, 2012 by the property owners pending a re-launch that has not yet been announced.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2012, we had a working capital deficit of $829,000, a $1.3 million decrease in the deficit, compared to the working capital deficit of approximately $2.2 million at December 31, 2011.  This deficit reduction for the six months ended June 30, 2012 was primarily due to the positive net income earned during this period, and the reclassification of assets held for sale to current assets.

As of June 30, 2012, we had fully drawn down our credit facility’s limit of CZK 35.0 million, or approximately $1.7 million.  The credit line matures on November 4, 2012 and the amortized loan matures on November 4, 2013.  The Company expects to make quarterly payments of $378,000 each at the end of August 2012, November 2012, February 2013, and May 2013, to repay the amortized loan.  We expect to repay both loan and credit line on or before their dates of maturity and were in full compliance with the credit facility’s financial covenants, as of June 30, 2012.

We believe that our cash resources at June 30, 2012, in addition to the anticipated cash to be provided by existing operations, will be sufficient to satisfy our accounts payable and other current obligations and fund our operating activities for the next twelve months.

We are obligated under various contractual commitments over the next five years.  We have no off-balance sheet arrangements.  The following is a five-year summary of our commitments as of June 30, 2012:

(in thousands)		Less than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	Thereafter

Long-term, unsecured debt, foreign (1)	$1,146	$—	$—	$1,146	$—
Long-term, secured debt, foreign (2)	4,309	3,348	961
Operating and capital leases (3)	374	147	153	74
Employment agreement (4)	225	225

Total contractual obligations	$6,054	$3,720	$1,114	$1,220	$—

(1)          Represents the outstanding 6-year loan from IMT, maturing February 21, 2016.

(2)          Includes the remaining balances of the Company’s credit facility with Commerzbank Aktiengesellschaft, pobocka Praha, which consists of a 4-year loan of CZK 125 million, or $6.0 million, maturing November 4, 2013; the fully drawn line of credit of CZK 35 million, or $1.7 million, maturing November 4, 2012; and the Ceska Municipal Loan, a 3-year, CZK 9.0 million, or $435,000, term loan maturing on November 23, 2014.

(3)          Includes long-term lease for corporate office space, auto and financial leases.

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

Interest Rate Risk

The interest rate on the majority portion of our debt, approximately $4.0 million at June 30, 2012, all from the Commerzbank credit facility, is subject to fluctuations of the Prague InterBank Offered Rate (“PRIBOR”) short-term interest rates. The credit facility was provided initially in two tranches: an amortized, four-year term loan of CZK 125 million (or approximately $6.0 million at the June 30, 2012 exchange rate), with interest based on the three-month PRIBOR plus 600 basis points, and a three-year, revolving credit line of CZK 35 million (or approximately $1.7 million at the same exchange rate), with interest based on, depending on each draw request, the one, two, three or six-month PRIBOR plus 500 basis points. Therefore, interest expense could increase or decrease as a result of this factor.  We have not in the past and do not currently engage in interest-rate swap agreements or other types of interest-rate hedging activities.  Accordingly, we are subject to interest rate risk with respect to these obligations.  Our Company’s management evaluates our exposure to market risk by monitoring interest rates in the marketplace to determine the best course of action, if needed.  We cannot assure you that our risk management strategies will have the desired effect, and interest rate fluctuations could have a negative impact on our results of operations or financial condition.

Foreign Currency Exchange Rate Risk

Due to the fact that the Company’s operations are all located overseas, the financial results of the Company are subject to the impact of fluctuations in certain foreign exchanges rates.  These fluctuations are unpredictable and uncontrollable and vary from period to period.  Our operations conduct business exclusively in EURs and CZKs for the Czech units and EURs and Croatian Kunas for the Croatian unit (when it is operational).  Payroll and most payable items are paid in the local currencies, while our revenues are largely and generally received in EURs.  As our primary reporting subsidiary, ACC, is a Czech entity, all revenues and expenses, regardless of sources of origin (e.g., Croatia), are recognized in the Czech currency and translated to USD for reporting purposes.   Accordingly, we are subject to foreign exchange risk with respect to these exchange rates.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Exchange Act Rule 13a-15(e), which is designed to provide reasonable assurance that information, which is required to be disclosed in our reports filed pursuant to the Exchange Act, is accumulated and communicated to management in a timely manner. At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including Mr. Ramadan, our CEO and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, Mr. Ramadan concluded that, as of the date of such evaluation, our disclosure controls and procedures were effective, at the reasonable assurance level in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  We made no changes in our internal controls over financial reporting during the second quarter of 2012 that materially affected, or are likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are often subject to various contingencies, the resolutions of which, our management believes will not have a material adverse effect on our consolidated financial position or results of operations.  We were not involved in any material litigation during the quarter ended June 30, 2012, or through the date of this filing.

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

ITEM 5.  OTHER INFORMATION

We held our 2012 Annual Meeting of Stockholders on May 30, 2012 at the law offices of Elias, Matz, Tiernan & Herrick, L.L.P. in Washington D.C..  There were a total of 8,871,635 shares of common stock of the Company which could be voted and 7,096,038 shares were represented at the meeting by the holders thereof in person and by proxy, which constituted a quorum.  The votes were as follows:

1.                                       Election of Directors, for One-year Term expiring in 2012:

	For	Withheld	Not Voted
Geoffrey B. Baker	6,854,325	14,792	226,921

Timothy G. Ewing	6,854,325	14,792	226,921

Julio E. Heurtematte, Jr.	6,854,325	14,792	226,921

Rami S. Ramadan	6,852,567	16,550	226,921

Malcolm M.B. Sterrett	6,858,667	10,450	226,921

2.                                       Ratification of the appointment of Rothstein, Kass & Company, P.C. as the Company’s independent accountants for the fiscal year ending December 31, 2012:

For	Against	Abstain
7,070,290	21	25,727

As a result of such voting, all matters presented to the stockholders at the Annual Meeting were approved by the requisite vote.

ITEM 6.  EXHIBITS

Reference is made to the Exhibit Index hereinafter contained.

TRANS WORLD CORPORATION
EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE SIX MONTHS ENDED JUNE 30, 2012

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

(101)

The following financial information from Trans World Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed with the SEC on August 8, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the six and three-month periods ended June 30, 2012 and 2011 (unaudited), (ii) the Condensed Consolidated Balance Sheets at June 30, 2012 (unaudited) and December 31, 2011, (iii) the Condensed Consolidated Statement of Cash Flows for the six-month periods ended June 30, 2012 and 2011 (unaudited), and (iv) Notes to Condensed Consolidated Interim Financial Statements (unaudited).*

*Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS WORLD CORPORATION

Date: August 8, 2012	By:	/s/ Rami S. Ramadan
President, Chief Executive Officer and
Chief Financial Officer
(Principal Executive and Financial Officer)