Form 10-Q
period 2012-09-30
TRANS WORLD CORP
filed 2012-11-08
CIK 914577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of outstanding shares of the registrant’s common stock as of November 7, 2012 was 8,871,635.

TRANS WORLD CORPORATION AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2012

INDEX

PART 1 — FINANCIAL INFORMATION

		Page

ITEM 1.	FINANCIAL STATEMENTS:

	Condensed Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011	1

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Nine and Three Months Ended September 30, 2012 and 2011 (unaudited)	2

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011 (unaudited)	3

	Notes to Condensed Consolidated Interim Financial Statements (unaudited)	4

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	20

ITEM 4.	CONTROLS AND PROCEDURES	21

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	21

ITEM 1A.	RISK FACTORS	22

ITEM 5.	OTHER INFORMATION	22

ITEM 6.	EXHIBITS	22

	SIGNATURES	26

i

ITEM 1.                FINANCIAL STATEMENTS

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2012 and December 31, 2011

(in thousands, except for share data)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$7,171	$5,636
Prepaid expenses	305	719
Notes receivable, current portion	986	413
Other current assets	360	284
Assets held for sale		900

Total current assets	8,822	7,952

PROPERTY AND EQUIPMENT, less accumulated depreciation of $12,184 and $11,108, respectively	33,024	33,068

OTHER ASSETS:
Goodwill	6,213	6,119
Notes receivable, less current portion		609
Deposits and other assets	2,464	2,723

Total other assets	8,677	9,451

	$50,523	$50,471

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Long-term debt, current maturities	$3,548	$3,490
Capital lease, current portion	61	37
Accounts payable	559	548
Interest payable	33	49
Czech tax accrual	1,789	3,905
Income tax accrual	1,210
Accrued expenses and other current liabilities	1,696	1,886
Liabilities related to assets held for sale		207

Total current liabilities	8,896	10,122

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	1,795	3,065
Capital lease, less current portion	157	81

Total long-term liabilities	1,952	3,146

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 4,000,000 shares authorized, none issued
Common stock, $0.001 par value, 20,000,000 shares authorized, 8,871,635 shares in 2012 and 2011, issued and outstanding, respectively	9	9
Additional paid-in capital	52,512	52,141
Accumulated other comprehensive income	6,341	5,687
Accumulated deficit	(19,187)	(20,634)

Total stockholders’ equity	39,675	37,203

	$50,523	$50,471

See accompanying notes to condensed consolidated interim financial statements.

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

Nine and Three Months Ended September 30, 2012 and 2011

(in thousands, except for share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$26,428	$27,053	$8,996	$9,432

COSTS AND EXPENSES:
Cost of revenues	14,288	14,264	4,306	4,887
Depreciation and amortization	1,301	1,663	422	536
Selling, general and administrative	8,116	8,720	3,122	3,150
	23,705	24,647	7,850	8,573
INCOME FROM CONTINUING OPERATIONS, before other expense and foreign income taxes	2,723	2,406	1,146	859

OTHER EXPENSE:

Interest expense, net	(209)	(307)	(65)	(97)

INCOME FROM CONTINUING OPERATIONS, before income taxes	2,514	2,099	1,081	762

FOREIGN INCOME TAXES	(1,267)		(583)

INCOME FROM CONTINUING OPERATIONS	1,247	2,099	498	762

DISCONTINUED OPERATIONS, gain (loss) from operation of discontinued Rozvadov Casino, net of tax	200	(176)	306	(54)

NET INCOME	1,447	1,923	804	708

Other comprehensive income (loss), foreign currency translation adjustments, net of tax	654	1,778	2,224	(3,070)

TOTAL COMPREHENSIVE INCOME (LOSS)	$2,101	$3,701	$3,028	$(2,362)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	8,871,635	8,871,640	8,871,635	8,871,640
Diluted	9,022,346	8,924,359	9,022,346	8,924,359

EARNINGS PER COMMON SHARE:
From continuing operations:
Basic	$0.14	$0.24	$0.06	$0.09
Diluted	$0.14	$0.24	$0.06	$0.09
From discontinued operations:
Basic	$0.02	$(0.02)	$0.03	$(0.01)
Diluted	$0.02	$(0.02)	$0.03	$(0.01)

See accompanying notes to condensed consolidated interim financial statements.

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2012 and 2011

(in thousands)

	Nine Months Ended September 30,
	2012	2011
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,447	$1,923
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from assets disposal	(351)
Depreciation and amortization	1,330	1,706
Stock options expense	104	104
Warrants issued for services		12
Deferred board fees	8	8
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	351	399
Deposits and other assets	940	200
Accounts payable	(426)	(402)
Interest payable	(17)	(16)
Czech tax accrual	(2,167)	(956)
Income tax accrual	1,120
Accrued expenses and other current liabilities	(59)	402
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,280	3,380

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(531)	(739)
Proceeds from assets disposal (Rozvadov Casino)	1,321
Investment into Hotel Savannah and the Spa	(120)	(14)
Repayment on notes receivable	64	81
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	734	(672)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	5,357	1,213
Principal payments of long-term debt	(6,668)	(2,579)
NET CASH USED IN FINANCING ACTIVITIES	(1,311)	(1,366)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(168)	(146)

NET INCREASE IN CASH	1,535	1,196

CASH:
Beginning of period	5,636	2,621

End of period	$7,171	$3,817

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$208	$306

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired via accounts payable	$	$73
Deferred compensation to be paid in common stock	$260	$

See accompanying notes to condensed consolidated interim financial statements.

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(all figures in thousands, except for exchange rate and share data)

1.              Basis of Presentation and Consolidation.

The accompanying unaudited condensed consolidated interim financial statements of Trans World Corporation and Subsidiaries (collectively, the “Company,” “TWC,” “we,” “our” or “us”) as of September 30, 2012 and December 31, 2011 and for the nine and three months ended September 30, 2012 and 2011 reflect all adjustments of a normal and recurring nature to fairly present the consolidated financial position, results of operations and cash flows for the interim periods. The financial statements of all foreign subsidiaries consolidated herein have been converted in accordance with accounting principles generally accepted in the United States of America (“US GAAP” or “GAAP”) for financial presentation purposes. All significant intercompany transactions and account balances have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements have been prepared by the Company according to the instructions of Form 10-Q and pursuant to the U.S. Securities and Exchange Commission’s (“SEC”) accounting and reporting requirements under Regulations S-X and S-K. Pursuant to these instructions, certain financial information and footnote disclosures normally included in such consolidated financial statements have been condensed or omitted.

In management’s opinion, all adjustments considered necessary for fair presentation of financial position, results of operations and cash flows of the Company have been included. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the nine and three months ended September 30, 2012 are not necessarily indicative of the results that may occur for the year ending December 31, 2012.

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

The Company also manages, under a 10-year management contract expiring in 2017, the Grand Casino Lav and Nightclub (collectively known as the “Grand Casino Lav”), located in Podstrana, Croatia, near the resort city of Split. Currently, this casino operates under difficult conditions in a depressed regional economy.  The casino’s operations have been suspended by the owner, Grand Hotel Lav d.o.o., since January 1, 2012, pending the outcome of financing and their desire to restructure the casino, which may result in changes and/or termination of the management contract.

3.              Discontinued Operations.

The Company began terminating live games operation at Rozvadov at the end of January 2012, and continued running the unit as a slot-only operation until March 31, 2012, when all gaming operations were ceased.  Rozvadov’s net gain (loss), shown as discontinued operations for the first nine months of 2012 and 2011 included $(145) and $(176), respectively, of operating results for the nine months ended September 30, 2012 and 2011.  For the three months ending September 30, 2012 and 2011, it was $0 and $(54), respectively.  No write-downs of inventories or furniture, fixtures and equipment (“FF&E”) were incurred because its slot machines were leased, while the Company’s owned FF&E was subsequently rented out and remaining inventories were transferred to other operating units at an immaterial cost.  Employees at Rozvadov received cash severance benefits aggregating approximately $79.  On July 11, 2012, the lessee exercised its option to buy out the lease by making the full purchase payment of €1,000, or $1,321 to TWC.  The net gain from the sale of the Rozvadov casino and associated buildings, less all related costs, and inclusive of rental income was approximately $345.

4.              Commitments and Contingencies.

Lease Obligations - The Company is obligated under one operating lease expiring in March 2015.  Future aggregate minimum annual rental payments under this lease for the next three years are as follows:

Twelve Months Ending September 30,
2013	$87
2014	$88
2015	$22

Rent expense under this lease was approximately $58 and $91 for the nine months ended September 30, 2012 and 2011, respectively. Rent expense for the prior year included the lease for the Ceska casino building, which ended when the Company purchased the building in November 2011.

The Company is also obligated under certain five-year, slot equipment operating leases, the projected costs of which are not included in the table above due to fluctuating inventory.  The leases provide for a monthly fixed rental fee per slot machine, and an option for replacement to a different/newer machine each year of the term of the lease.  In the third quarter of 2012, the Company’s slot lease expenses were approximately $574 versus $674 in the comparable period in 2011, while for the first nine months of 2012, they were $1,777 versus $1,978 for the comparable period in 2011.

Employment Agreements - The Company’s July 1, 2005 employment agreement with its Chief Executive Officer (“CEO”), Mr. Rami S. Ramadan, absent the intervention of either party by September 30th of each year, has renewed automatically for another calendar year, currently ending December 31, 2013. In addition to a perpetually renewable, employment term of one year absent the intervention of either party, the agreement provides for annual compensation, plus participation in the Company’s benefits programs and equity incentive plans.  As of September 30, 2012, the Company is contractually obligated to pay approximately $113 of annual base compensation for the remainder of the year 2012.

401(k) and Profit Sharing Plan - The Company maintains a contributory 401(k) plan and a profit sharing plan.  These plans are for the benefit of all eligible corporate employees, who may have up to 16.5% of their salary withheld, not to exceed the maximum federally allowed amount.  The Company makes an employer-matching contribution of 60 cents for each employee dollar contributed.

Notes Receivable - In connection with the TWC’s management of the Grand Casino Lav, on January 10, 2007, the Company extended three Euro-denominated loans totaling €967, or $1,243 at the September 30, 2012 exchange rate, to the Grand Hotel Lav, d.o.o. (“GHL”), the owner of the Grand Casino Lav and Nightclub.  At September 30, 2012, the balance of approximately €722, or $928 in principal amount, remains payable, as per the executed payment allocation and pledge of payment agreement related to the existing credit agreement and the 2006 Management Agreement.  GHL acknowledged the outstanding debt and committed to this revised payment schedule ending April 2013.  TWC still holds eight unexercised demand notes and believes the loan is fully collectible.

Advance Receivable - In August 2009, in pursuit of obtaining a gaming license in Hungary, TWC partnered with

Vigotop Limited, a Cyprus-based company (“Vigotop”), to form a Hungarian company, KC Bidding Kft. (“KCB”), in which TWC became holder of a 25% equity interest. Subsequently, TWC extended a three-year, 1.0% interest per annum loan of approximately €930 (or about $1,300) to KCB to form a Hungarian license concession company, SDI Europe Kft. (“SDI”), for the purpose of eventually operating the Class I casino in Hungary. SDI is a wholly-owned subsidiary of KCB. Through SDI’s intermediary, IMT LLC, a Delaware limited liability company, American Chance Casinos (“ACC”), an operations subsidiary of TWC, received a three-year, 2.1505% interest per annum loan of approximately $1,200. TWC expects the full lump sum repayment of advance receivable, upon maturity, from KCB, to offset its outstanding loan with IMT LLC. TWC management believes the loan to KCB is fully collectible. In the event KCB defaults in its repayment obligation to TWC with respect to the above mentioned loan, IMT will cancel the loan obligation from ACC to IMT and ACC will no longer be obligated to pay off the loan balance of approximately €910, or $1,200. In November 2010, the loan agreement between ACC and KCB was amended to change the maturity date to January 31, 2016 from December 31, 2012 and to establish an interest rate of 1% from January 1, 2012 through the new maturity date of the loan. In March 2011, the loan agreement between IMT and ACC was amended to change the maturity date to February 21, 2016 from January 31, 2013, and to establish an interest rate of 1% from January 1, 2012 through the new maturity date of the loan.  As of September 30, 2012, the TWC loan to KCB was approximately $1,200 and was included in the Company’s deposits and other assets, while the IMT loan to TWC was approximately $1,150 and was included in the Company’s long-term debt.

Since January 12, 2011, there have been several lawsuits and countersuits initiated by the Ministry for the National Economy of Hungary (the “MOE”) and by KCB, contesting the cancellation of the concession contract, which was signed on October 9, 2009, and alleged breaches of its terms.  The various court hearings have either been inconclusive or postponed pending further discovery processes.  Notwithstanding the foregoing, litigation results are never predictable. Further, by virtue of an existing agreement between Vigotop and TWC, all costs associated with obtaining the casino license were and will be borne by Vigotop. In the opinion of TWC’s management, after consultation with legal counsel, the amount of ultimate liability with respect to these actions, if adversely decided to KCB, will not materially affect the Company’s consolidated financial statements and/or results of operations.

Taxing Jurisdiction - The Czech Republic currently has a number of laws related to various taxes imposed by governmental authorities.  Applicable taxes include corporate income tax, gaming tax, value-added tax (“VAT”), payroll (social) taxes and, formerly, charity taxes.  Tax declarations, together with other legal compliance areas (e.g. customs and currency control matters) are subject to review and investigation by a number of governmental authorities, which are enabled by law to impose fines, penalties and interest charges, and create tax risks in the Czech Republic.  Management believes that it has adequately provided for all of its Czech tax liabilities.

Effective January 1, 2012, charity taxes were eliminated in lieu of a new overall flat gaming tax (the “New Gaming Tax”) of 20.0% on all live game and slot revenues, as well as an applicable 19% corporate income tax on adjusted net income.  Additionally, the administration tax and state supervision fee have been eliminated in lieu of minor license renewal fees.  The New Gaming Tax is payable at the end of each quarter, while the corporate income tax is payable by June of the subsequent year. (See also Note 6(k) “Czech Gaming Taxes” and Note 6(l) “Income Taxes” below).

Legal Proceedings - The Company is often subject to various contingencies, the resolutions of which, its management believes, will not have a material adverse effect on the Company’s consolidated financial position or results of operations.  TWC was not involved in any material litigation during the nine months ended September 30, 2012, or through the date of this filing.

5.              Liquidity.

As of September 30, 2012, the Company had a working capital deficit of $74, compared to the working capital deficit of $2,170 at December 31, 2011.  Net cash provided by operations for the nine months ended September 30, 2012 was $2,280 versus $3,380 for the same prior year period.  Cash flows from investing activities include the proceeds from the sale of the Rozvadov casino of $1,321 in 2012, while the cash flows from financing activities consist of repayment of the Commerzbank loan and cyclical draws and repayments of the Commerzbank line of credit.

As of September 30, 2012, the Company had fully drawn down its credit facility’s limit of Czech Koruna (“CZK”) 35,000, or approximately $1,800.  The credit line was subsequently paid off and closed on November 1, 2012, while the amortized loan matures on November 4, 2013.  The Company expects to pay a quarterly payment of $400 each in November 2012 and February, May, August and November of 2013, to repay the amortized loan.  The Company was in full compliance with the credit facility’s financial covenants at September 30, 2012.

The Company’s management believes that its cash resources at September 30, 2012, in addition to the anticipated cash to be provided by existing operations, will be sufficient to satisfy its accounts payable and other current obligations and fund its operating activities for the next twelve months.

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

(b)         Earnings per share - Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporate the dilutive effect of common stock equivalents on an average basis during the period. The Company’s common stock equivalents currently include stock options, warrants and deferred compensation stock. Thus, unexercised stock options to purchase up to 660,850 and 837,950 shares as of September 30, 2012 and September 30, 2011, respectively, were included in the computation of diluted earnings per common share, if such unexercised stock options were “in-the-money” and vested. Warrants to purchase up to 75,000 shares were also included, if they were “in-the-money” and vested. In addition, 150,698 and 52,678 issuable shares, as of September 30, 2012 and September 30, 2011, respectively, under the Company’s Deferred Compensation Plan were also included in the computation.

A table illustrating the impact of dilution on earnings per share from continuing operations, based on the treasury stock method, is presented below:

	(UNAUDITED)
	For the Nine Months Ended		For the Three Months Ended
(amounts in thousands, except for	September 30,		September 30,
share information)	2012	2011	2012	2011
Basic Earnings Per Share:
Net earnings	$1,247	$2,099	$498	$762

Weighted average common shares	8,871,635	8,871,640	8,871,635	8,871,640

Basic earnings per share	$0.14	$0.24	$0.06	$0.09

Diluted Earnings Per Share:
Net earnings	$1,247	$2,099	$498	$762

Weighted average common shares	8,871,635	8,871,640	8,871,635	8,871,640

Addition due to the effect of dilutive securities:

Stock options and warrants (1)	13	41	13	41
Stock issuable under the Deferred Compensation Plan	150,698	52,678	150,698	52,678

Dilutive potential weighted average common shares	9,022,346	8,924,359	9,022,346	8,924,359

Diluted earnings per share	$0.14	$0.24	$0.06	$0.09

(1) Per the treasury stock method.

(c)          Goodwill - Goodwill represents the excess of the cost of the Company’s Czech subsidiaries over the fair value of their net assets at the date of acquisition, which consisted of the Ceska and Rozvadov casinos and the land in Hate, which is currently the Route 59 Casino. Goodwill is subject to at least an annual assessment for impairment. The Company has allocated the goodwill over two reporting units that are components of the operating segment “Czech subsidiaries” and are classified as the “German reporting unit” which consists of the Ceska and Rozvadov casinos, and the “Austrian reporting unit” which consists of the Route 55 and Route 59 casinos and the Hotel Savannah.  The sale of the Rozvadov property in July 2012 had no impact on goodwill since goodwill associated with the German reporting unit was all assigned to Ceska.  Goodwill impairment tests requires the Company to first assess qualitative factors to determine whether it is necessary to perform a two-step quantitative goodwill impairment test.  The Company is not required to calculate the fair value of a reporting unit unless it determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  The Company assesses the potential impairment of goodwill annually and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Upon completion of such review, if impairment is found to have occurred, a corresponding charge will be recorded.

Based on TWC’s own assessment of qualitative factors which included an analysis of macroeconomic conditions, financial performance, and industry and market considerations, the Company concluded that it was not necessary to perform a two-step quantitative goodwill impairment test and that the goodwill of the Company was not impaired as of September 30, 2012.  Goodwill will continue to be tested annually at September 30 to determine whether it has been impaired.  Upon completion of each annual review, there can be no assurance that a material charge will not be recorded.  Impairment testing is required more often than annually if an event or circumstance indicates that an impairment or decline in value may have occurred.

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

(e)          Property and Equipment - Property and equipment is stated at cost less accumulated depreciation and amortization.  TWC capitalizes the cost of improvements that extend the life of the asset and expenses maintenance and repair costs as incurred.  The Company provides for depreciation and amortization using the straight-line method over the following estimated useful lives:

Asset	Estimated Useful Life

Building and improvements	5-50 years
Furniture, fixtures and other equipment	4-12 years

At September 30, 2012 and December 31, 2011, property and equipment consisted of the following:

	As of September 30, 2012	As of December 31, 2011
	(unaudited)

Land	$2,614	$2,498
Building and improvements	29,965	29,418
Furniture, fixtures and other equipment	12,629	12,260

	45,208	44,176
Less accumulated depreciation and amortization	(12,184)	(11,108)

	$33,024	$33,068

(f)           Impairment for long-lived assets - The Company periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable assets to be held and used are recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived assets, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists. If an asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value. An estimate of the asset’s fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. The Company reports an asset to be disposed of at the lower of its carrying value or its estimated net realizable market value. There were no impairment losses for long-lived assets recorded for the nine months ended September 30, 2012.

(g)          Foreign currency translation - For foreign subsidiaries whose functional currency is the local foreign currency, balance sheet accounts and cash flows are translated at exchange rates in effect at the end of each reporting period and resulting translation adjustments are included in “accumulated other comprehensive income (loss).” Statement of operations accounts are translated by applying the monthly averages of the daily exchange rates of one (1) USD dollar to one (1) CZK at the end of the respective month on the respective monthly local Czech statement of operations accounts for the period.

The impact of foreign currency translation on goodwill is presented below:

	Applicable	Goodwill
As of September 30, 2012 (in thousands, except FX)	Foreign Exchange Rate (“FX”) (2)	German reporting unit		Austrian reporting unit		Total

Residual balance, as of January 1, 2003 (in USD) (1)		USD	3,042	USD	537	USD	3,579

USD residual balance, translated at June 30, 1998 (date of acquisition) FX rate of:	33,8830	CZK	103,077	CZK	18,190	CZK	121,267

2003 CZK balance, translated to USD, at September 30, 2012 FX of:	19,5185	USD	5,281	USD	932	USD	6,213

Net Increase to Goodwill		USD	2,239	USD	395	USD	2,634

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

(j)            Promotional allowances — Promotional allowances primarily consist of food and beverages (“F&B”) and, to certain of its valuable players, hotel accommodations, all of which are furnished gratuitously.  For the nine months ended September 30, 2012 and 2011, revenues do not include the retail amount of F&B and hotel accommodations of $4,850 and $5,071, respectively, provided at no-charge to customers. The retail value of the F&B given away is determined by dividing the F&B costs charged to the gaming operation of $1,607 and $1,860, for the respective periods, by the average percentage of cost of F&B sold.  The cost of hotel accommodations is either the out-of-pocket expenses paid to other hotels or the retail charge of rooms at the Hotel Savannah. The promotional allowances are summarized below:

	(UNAUDITED)
	For the Nine Months Ended		For the Three Months Ended
	September 30,		September 30,
(amounts in thousands)	2012	2011	2012	2011

Cost of gratuitous food and beverages (A)	$1,668	$1,957	$545	$666
Average cost of food and beverages sold (B)	34.6%	38.6%	34.2%	35.8%

Retail value of food and beverages (A/B)	$4,821	$5,066	$1,594	$1,858
Retail value of hotel accommodations	29	5	13	2
Total promotional allowances	$4,850	$5,071	$1,607	$1,860

(k)         Czech gaming taxes — The majority of TWC’s revenues are derived from gaming operations in the Czech Republic, which were subject to, prior to January 1, 2012, only gaming taxes and charity taxes, while its non-gaming revenues, which were not material, were subject to correspondingly non-material corporate income tax liabilities under Czech law.

Gaming taxes were computed on gross gaming revenues, which were comprised of live (table) games and slot games revenues. For live game revenue, the 2011 applicable taxes and fees were: (i) a 10% administration tax; (ii) a 1% state supervision fee; and (iii) a charity “contribution” (i.e., a tax), herein referred to as the charity tax, for publicly beneficial, cultural, sporting and welfare purposes, according to a gross revenue formula specified by the Czech Ministry of Finance.

Charity taxes were also computed on the reported slot revenues of each of our three former slot subsidiary companies, ACC Slot, s.r.o., Hollywood Spin s.r.o. and LMJ Slot s.r.o., net of gaming taxes and fees. Therefore, for all gaming revenue, net of applicable taxes and fees, of up to CZK 50,000 (or $2,800 at the annualized daily exchange rate for 2011), a 6% charity tax applied; of up to CZK 100,000 (or $5,700 at the same exchange rate), an 8% rate applied; of up to CZK 500,000 (or $28,300 at the same exchange rate), a 10% rate applied; and of above the CZK 500,000 gaming revenue threshold, a 15% rate applied. For slot game revenue, the applicable assessment was the charity tax, net of local (municipality) administration and slot state-licensing fees.

Effective January 1, 2012, TWC merged its three Czech slot subsidiary companies, ACC Slot, s.r.o., Hollywood Spin s.r.o. and LMJ Slot s.r.o. into its primary Czech operating entity company, American Chance Casinos a.s., in an effort to eliminate and/or reduce redundancy in operations, maintenance and operating costs.

Effective January 1, 2012, the charity taxes were eliminated in lieu of the New Gaming Tax on all live game and slot revenues, as well as an applicable corporate income tax on adjusted Czech net income, net of exemptions.  Additionally, the administration tax and state supervision fee were eliminated in lieu of minor license renewal fees. A summary of the changes is summarized in the following table, in actual monetary amounts:

	Pre-2012 Gaming Tax Law	New Gaming Tax Law * (effective January 1, 2012)
Live Games:	10% Gaming Tax from Win (administration fee); 1% Gaming Tax from Win (state supervision); 6-15% Charity Tax from Win, net of Gaming Taxes (the Charity Tax rate is based on tiered revenue thresholds).	20% Gaming Tax from Win (70% of tax to state; 30% to municipal).
Slots:

16,000 CZK (or $800) License per machine, per every 6 months;

1,000 CZK (or $50) Municipality Fee per machine, per quarter;

6-15% Charity Tax from Win, net of License and Municipality fees (the Charity Tax rate is based on tiered revenue thresholds).

20% Gaming Tax from Win (20% of tax to state; 80% to municipal); 55 CZK (or $3) Gaming Tax per Machine, per Day.
Net Income	No corporate income tax.	19% corporate income tax on adjusted net income, net of exemptions.

* The new Gaming Tax is to be paid quarterly, while the corporate income tax obligation is to be paid in June of the subsequent year.

Gaming taxes payable for year 2011 were due and paid to the Czech Ministry of Finance in April 2012, while charity taxes payable, despite having no stated due dates, were fully paid by September 30, 2012. The New Gaming Tax is payable by the 25th day following the end of each quarter. The Company was in full compliance with all tax payment amounts and deadlines at September 30, 2012.

TWC’s gaming-related taxes and fees for the nine and three months ended September 30, 2012 and 2011 are summarized in the following table:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(amounts in thousands)	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Gaming revenues	$24,122	$25,405	$8,078	$8,792

Gaming taxes, live games and slots	5,038	1,214	1,696	431
Charity taxes (eliminated in 2012)		2,227		780
Licensing fees (eliminated in 2012) (1)	283	530	—	173
Total gaming taxes and fees	$5,321	$3,971	$1,696	$1,384
as % of gaming revenue (2)	22.1%	15.6%	21.0%	15.7%

(1) The non-refundable, six-month licensing fees effective for January 2012 through June 2012 were paid in advance in October 2011, prior to the passing of the New Gaming Tax laws in December 2011, which eliminated them. As a result, the Company incurred these additional fees for the first six months of 2012.  Excluding these non-recurring licensing fees, the gaming taxes for the nine months of 2012 would have been 20.9% of gaming revenues, respectively.

(2) The tax percentages in 2012 vary slightly from the 20% flat rate, due to minor administrative fees.

In conformity with the European Union (“EU”) taxation legislation, when the Czech Republic joined the EU in 2004, its VAT increased from 5% to 22%, from January 2004 through December 2009, and ranged between 9% and 19% for all intra-EU generated purchases. Beginning January 1, 2010, VAT rates increased to between 10% and 20%. All non-EU generated purchases were impacted by identical VAT increases, beginning in May 2004. The Company pays its VAT directly to its vendors in connection with any purchases that are subject to this tax. Unlike in other industries, VATs are not recoverable for gaming operations. The recoverable VAT under the Hotel Savannah operation was non-material for the nine and three months ended September 30, 2012 and 2011.

On February 28, 2012, TWC transferred the ownership of its fully-owned Czech subsidiary, Trans World Hotels, s.r.o., which owns the Hotel Savannah, to TWC’s primary Czech subsidiary, American Chance Casinos a.s., in an effort to consolidate and reduce redundancy and maintenance costs.

(l)             Income taxes — Deferred income tax assets and liabilities are computed for differences between the financial statement and the tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.  Accounting for income taxes prescribes, among other things, a recognition threshold and measurement attributes for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return. Accounting for income taxes utilizes a two-step approach for evaluating uncertain tax positions. Step One, or recognition, requires a company to determine if the weight of available evidence indicates a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step Two, or measurement, is based on the largest amount of benefit, which is more likely than not to be realized on settlement with the taxing authority. The Company is subject to income tax examinations by major taxing authorities for all tax years subsequent to 2008. The adoption of the provisions of the FASB standard, “Accounting for Income Taxes” did not have a material impact on the Company’s consolidated financial statements. However, management’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulation and interpretations, thereof.  During the nine-month period ended September 30, 2012, the Company recognized no adjustments for uncertain tax positions.

Effective January 1, 2012, the Czech government instituted an effective corporate income tax, currently at 19.0%, on gaming revenues, which prior to the law changes were subject only to gaming taxes.  As a result of the new tax laws and due to the potential and material income tax liability, the Company accrued an estimated income tax liability of $583 and $1,210 for the three and nine months ended September 30, 2012, respectively.  Corporate income tax is payable by the end of June of the subsequent year.

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

In December 2011, the FASB issued an update on comprehensive income, which pertains to the deferral of the effective date for amendments to the presentation of reclassification of items out of accumulated other comprehensive income in a previous accounting standard update that pertained to the presentation of comprehensive income. The update defers the presentation on the face of the financial statements of the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods. All other requirements of the previous accounting standard on the presentation of comprehensive income, issued in September 2011, are not affected. The previous presentation related to the comprehensive income standard required that entities report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. Under the continuous statement approach, the statement would include the components and total of net income, the components and total of other comprehensive income and the total of comprehensive income. Under the two statement approach, the first statement would include the components and total of net income and the second statement would include the components and total of other comprehensive income and the total of comprehensive income. It does not change the items that must be reported in other comprehensive income and it is effective retrospectively for interim and annual periods beginning after December 15, 2011, with early adoption permitted. The Company adopted the update on January 1, 2012 resulting in no impact to the Company’s consolidated balance sheets, statements of income and cash flows.

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

Currently, we own and operate three casinos and a hotel in the Czech Republic (“CZ”), and manage, under a 10-year management contract expiring in 2017, a casino and nightclub in Croatia.  Our Ceska casino, located at Ceska Kubice, in the western part of the CZ close to the border of Germany, currently has four competitors.  Our other two Czech casinos are located in the southern part of the CZ, close to the Austrian border.  The larger of these two, “Route

55,” located in Dolni Dvoriste, has two competitors, and our other casino, “Route 59,” is located in Hate, near Znojmo, and currently has two competitors.  Our Hotel Savannah features eight banquet halls for meetings and special events as well as a full-service restaurant and bar, and is connected to our Route 59 casino with the joint facility’s main restaurant linking the two buildings.  Along with the hotel operation, we also launched a full-service spa operation, the Spa at Hotel Savannah (the “Spa”), the operations of which are outsourced to a private, independent contractor and are attached to Hotel Savannah.  The Spa, which features Ayurvedic massage therapies and an indoor pool, began operation in March 2009.  Hotel Savannah and the Spa has eight regional competitors, five of which are located in Austria.  The Croatian casino and adjoining nightclub (collectively known as the “Grand Casino Lav”), are located in the Grand Hotel Lav resort in the city of Podstrana, near Split, Croatia.  The Grand Casino Lav’s revenues and expenses are recognized on the owner’s books.  We derive only management fee income from the performance results of the Grand Casino Lav, which is recognized in our consolidated financial statements.  The Grand Casino Lav currently has two competitors.  On January 1, 2012, the owners of the Grand Casino Lav suspended all gaming operations pending the owners’ search for financing to relaunch the casino.  On March 31, 2012, due to the depressed economy in the region that it operated, we terminated gaming operations at our smallest casino, “Rozvadov,” located in the town of Rozvadov and leased the casino and staff housing facilities to a local, third-party casino operator under a five-year lease agreement.  On July 11, 2012, pursuant to the exercise of the buyout option included in the provisions of the lease agreement, we sold the property to the lessee for the sum of €1.0 million, or approximately $1.3 million, netting a gain of approximately $294,000, after all related expenses.

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

The consolidated balance sheet totals of the Company’s foreign subsidiaries at September 30, 2012 and December 31, 2011 were converted to USDs using the interbank exchange rates, as reported at www.oanda.com, which are depicted in the following table:

As of	USD	CZK	EUR
September 30, 2012	1.00	19.5185	0.7776
December 31, 2011	1.00	19.8191	0.7722

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

Review of the Condensed Consolidated Interim Results of the Company:

Three Months Ended September 30, 2012 and 2011:

	Three Months Ended September 30,
(in thousands, except per share data)	2012	2011	Variance $	Variance %
	(unaudited)	(unaudited)

Total revenues, from continuing operations	$8,996	$9,432	(436)	-4.6%
Total costs and expenses	(7,915)	(8,670)	755	-8.7%
Income from continuing operations, before income taxes	1,081	762	319	41.9%

Foreign income taxes	(583)		(583)	100.0%

Income from continuing operations	498	762	(264)	-34.6%
Discontinued operations, gain (loss) from operations	306	(54)	360	-666.7%

Net Income	$804	$708	96	13.6%

Earnings per common share:
From continuing operations:
Basic	$0.06	$0.09
Diluted	$0.06	$0.09
From discontinued operations:
Basic	$0.03	$(0.01)
Diluted	$0.03	$(0.01)

For the quarter ended September 30, 2012, we saw a revenues decline of 4.6%, to approximately $9.0 million, from $9.4 million for the quarter ended September 30, 2011.  The $436 decrease was primarily attributable to a 4.1%

drop in live game attendance, combined with a 8.5% lower DpH.  The reduction in attendance and DpH were mainly experienced at one of our casinos.  However, the resulting lower live game revenue was partially offset by a 1.7% slot revenue rise, which, in turn, was supported by a 21.8% increase in slot attendance.

Total costs and expenses decreased by $755,000, or 8.7%, from $8.7 million for the quarter ended September 30, 2011 to approximately $7.9 million for the quarter ended September 30, 2012, mainly due to lower volume-driven payroll, and to lower marketing and depreciation and amortization expenses.

Income from continuing operations before income taxes showed a $319,000, or 41.9%, improvement from the third quarter in 2011, as a result of the above cost-saving factors.

Pursuant to the new tax laws effective in 2012, the Company accrued $583,000 for income taxes, which did not exist in the prior year.

Discontinued operations for the three months ended September 30, 2012 contributed a positive net gain of $345,000, consisting of rental income, combined with the net proceeds of the sale of the Rozvadov property.

Consequently, net income for the three months ended September 30, 2012 rose to $804,000, a $96,000, or 13.6%, improvement over the $708,000, achieved for the three months ended September 30, 2011.

Costs and Expenses

Total costs and expenses for the three months ended September 30, 2012 and 2011 are presented below:

	For the Three Months Ended
	September 30,
(amounts in thousands)	2012	2011	Variance $	Variance %

Cost of revenues	$4,306	$4,887	$(581)	-11.9%
Depreciation and amortization	422	536	(114)	-21.3%
Selling, general and administrative	3,122	3,150	(28)	-0.9%
Other expense	65	97	(32)	-33.0%
Total costs and expenses	$7,915	$8,670	$(755)	-8.7%

Cost of revenues for the quarter ended September 30, 2012 decreased by $581,000, or 11.9%, primarily due to lower volume-driven payroll and lower in-house amenity expenses.  The complimentary F&B and hotel accommodations costs were recognized in the gaming departmental expenses, which totaled approximately $566,000 or 6.7% of gaming revenues for the three months ended September 30, 2012, compared with $693,000 or 7.5% of gaming revenues for the comparable quarter last year.  General gifts and giveaways represented $53,000 or 0.6% of gaming revenues, versus $190,000 or 2.1% of gaming revenues in the same quarter of 2011.  These expenses were also recognized in the gaming departmental expenses.

Depreciation and amortization expense decreased by $114,000, or 21.3%, due to the end of life of certain depreciable assets and to the sale of the Rozvadov properties, which eliminated said depreciable assets.

Selling, general and administrative costs were nearly flat to the same period last year, due primarily to lowered payroll, development expenses, and reduced repairs and maintenance expenses and utility costs, which were partially offset by higher special in-house promotions and guest entertainment expenses.

Nine Months Ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
(in thousands, except per share data)	2012	2011	Variance $	Variance %
	(unaudited)	(unaudited)

Total revenues, from continuing operations	$26,428	$27,053	(625)	-2.3%
Total costs and expenses	(23,914)	(24,954)	1,040	-4.2%
Income from continuing operations, before income taxes	2,514	2,099	415	19.8%

Foreign income taxes	(1,267)		(1,267)	100.0%

Income from continuing operations	1,247	2,099	(852)	-40.6%
Discontinued operations, gain (loss) from operations	200	(176)	376	-213.6%

Net Income	$1,447	$1,923	(476)	-24.8%

Earnings per common share:
From continuing operations:
Basic	$0.14	$0.24
Diluted	$0.14	$0.24
From discontinued operations:
Basic	$0.02	$(0.02)
Diluted	$0.02	$(0.02)

For the nine months ended September 30, 2012, our total revenues contracted by $625,000, or 2.3%, to $26.4 million, from approximately $27.1 million for the same period ended September 30, 2011, notably due to a 2.2% decrease in slot revenues.  The reduced slot revenues were due principally to sizable jackpots paid out over the course of the nine-month period.  An increase in rooms revenue, driven by the Hotel Savannah’s 5.8 percentage points occupancy improvement, partially offset the total revenue decline.

Combined hotel rooms, restaurant and banquet operations, and spa revenues totaled 5.4% of the Company’s total consolidated revenue.

Our total costs and expenses decreased by $1.0 million or 4.2%, mainly due to a substantial reduction in volume-based payroll, and to the continuation of our lower-cost, player loyalty reward programs that have proven successful since implementation in the last quarter of 2011.  We have also increased expenditures in gifts and giveaways, as detailed below, to further enhance these player loyalty programs.  These loyalty programs have proven to be more cost-effective in drawing and keeping players in our casinos than broad, external, general marketing initiatives which have proven to be, in our circumstance, less effective, since we have an established name and reputation in our business markets.

As a result of the above factors, income from continuing operations before income taxes rose by 19.8% or $415,000 from the first nine months of 2011.

As a result of the changes in taxation in the Czech Republic for 2012 and forward, we have accrued a total of $1.2 million for the payment of Czech corporate income taxes due by June of the following year, which essentially represents half of our earned income from continuing operations.

Thus, our income from continuing operations after taxes was $1.2 million versus the prior year’s approximately $2.1 million for the same nine month period, which had only nominal corporate income tax liabilities on non-gaming income.  Gain from discontinued operations was $200,000, and included rental income for leased buildings and the net proceeds of the sale of our former Rozvadov casino.

As a consequence of the newly imposed income taxes on income derived from gaming revenues, net income for the nine months ended September 30, 2012 decreased by $476,000 or 24.8%, versus the same period a year ago.

Costs and Expenses

Total costs and expenses for the nine months ended September 30, 2012 and 2011 are presented below:

	For the Nine Months Ended
	September 30,
(amounts in thousands)	2012	2011	Variance $	Variance %

Cost of revenues	$14,288	$14,264	$24	0.2%
Depreciation and amortization	1,301	1,663	(362)	-21.8%
Selling, general and administrative	8,116	8,720	(604)	-6.9%
Other expense	209	307	(98)	-31.9%
Total costs and expenses	$23,914	$24,954	$(1,040)	-4.2%

Cost of revenues for the nine months ended September 30, 2012 was nearly flat to the same period in 2011, primarily due to savings achieved in payroll and external marketing expenses, which largely offset the increase in gaming taxes.  The 2012 gaming taxes are based on a flat 20% gaming tax rate, while the 2011 gaming taxes were based on a graduated tax scheme that resulted in an effective rate of 15.6% versus the 2012 comparable rate of 22.1%, as a percentage of gaming revenue. Excluding the prepaid licensing fees, which were eliminated in 2012, the effective gaming tax rate would have been 20.9%, rather than 22.1%. (See Financial Footnote 6(k), “Czech Gaming Taxes.”)

Complimentary F&B and hotel accommodations costs were recognized in gaming departmental expenses, which totaled $1.7 million or 7.0% of gaming revenues for the nine months ended September 30, 2012, versus approximately $2.1 million or 7.9%  of gaming revenues for the comparable nine-month period in 2011.  General gifts and giveaways, which were also recognized in gaming departmental expenses, represented $451,000 or 1.8% of gaming revenues for the same nine months in 2012, compared with $528,000 or 2.0% of gaming revenues for the nine months ended September 30, 2011, a comparable decrease of $77,000 or 14.6%.

Depreciation and amortization expense decreased by $362,000, or 21.8%, largely due to the end of life of certain depreciable assets and to the sale of the Rozvadov properties, which eliminated said depreciable assets.

Selling, general and administrative costs for the nine months ended September 30, 2012 decreased by $604,000 or 6.9% from the same period in 2011, principally due to substantially lower overall external marketing expenditures.

Other expense of $209,000 essentially represents interest paid on the Company’s Commerzbank credit facility, which benefited from both lower interest rates and the amortization of the loan principal portion, when compared with the prior year period.

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

Grand Casino Lav

The Grand Casino Lav currently has 18 gaming tables, including six roulette tables, 12 card tables, two of which are in the VIP dedicated area, 60 video slot machines, a mezzanine bar with a panoramic view overlooking the gaming floor, and a full-service nightclub.  The unit’s operation has been suspended since January 1, 2012 by the property owner, pending a re-launch that has not yet been announced.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2012, we had a nominal working capital deficit of $74,000, compared to the working capital deficit of approximately $2.2 million at December 31, 2011.  Net cash provided by operations for the nine months ended September 30, 2012 was approximately $2.3 million versus approximately $3.4 million for the same prior year period.  The decrease was largely due to the payoff of outstanding charity taxes and quarterly gaming taxes, which were partially offset by an increase in accounts payable.  Cash flows from investing activities include the proceeds from the sale of our Rozvadov casino of $1.3 million in 2012, while the cash flows from financing activities consist of repayment of the Commerzbank loan and cyclical draws and repayments of the line of credit.

As of September 30, 2012, we had fully drawn down our credit facility’s limit of Czech Koruna (“CZK”) 35,000, or approximately $1.8 million.  The credit line was subsequently paid off and closed on November 1, 2012, while the amortized loan matures on November 4, 2013.  The Company expects to pay a quarterly payment of $400 each in November 2012 and February, May, August and November of 2013, to repay the amortized loan.  We were in full compliance with the credit facility’s financial covenants at September 30, 2012.

We believe that our cash resources at September 30, 2012, in addition to the anticipated cash to be provided by existing operations, will be sufficient to satisfy our accounts payable and other current obligations and fund our operating activities for the next twelve months.

We are obligated under various contractual commitments over the next five years.  We have no off-balance sheet arrangements.  The following is a five-year summary of our commitments as of September 30, 2012:

(in thousands)		Less than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	Thereafter

Long-term, unsecured debt, foreign (1)	$1,215	$—	$—	$1,215	$—
Long-term, secured debt, foreign (2)	4,128	3,548	580
Operating and capital leases (3)	434	155	199	80
Employment agreement (4)	563	450	113

Total contractual obligations	$6,340	$4,153	$892	$1,295	$—

(1)         Represents the outstanding 6-year loan from IMT, maturing February 21, 2016.

(2)         Includes the remaining balances of the Company’s credit facility with Commerzbank Aktiengesellschaft, pobocka Praha, which consists of a 4-year loan of CZK 125 million, or $6.0 million, maturing November 4, 2013; the fully drawn line of credit of CZK 35 million, or $1.8 million, which was subsequently paid off and closed on November 1, 2012; and the Ceska Municipal Loan, a 3-year, CZK 9.0 million, or $435,000, term loan maturing on November 23, 2014.

(3)         Includes long-term lease for corporate office space, auto and financial leases.

(4)         Represents the one-year renewal of salary obligation under Mr. Ramadan’s employment agreement.

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

Interest Rate Risk

The interest rate on the majority portion of our debt, approximately $3.8 million at September 30, 2012, from the Commerzbank credit facility, is subject to fluctuations of the Prague InterBank Offered Rate (“PRIBOR”) short-term interest rates. The credit facility was provided initially in two tranches: an amortized, four-year term loan of CZK 125 million (or approximately $6.4 million at the September 30, 2012 exchange rate), with interest based on the three-month PRIBOR plus 600 basis points, and a three-year, revolving credit line of CZK 35 million (or approximately $1.8 million at the same exchange rate), with interest based on, depending on each draw request, the one, two, three or six-month

PRIBOR plus 500 basis points. Therefore, interest expense could increase or decrease as a result of this factor.  We have not in the past and do not currently engage in interest-rate swap agreements or other types of interest-rate hedging activities.  Accordingly, we are subject to interest rate risk with respect to these obligations.  Our Company’s management evaluates our exposure to market risk by monitoring interest rates in the marketplace to determine the best course of action, if needed.  We cannot assure you that our risk management strategies will have the desired effect, and interest rate fluctuations could have a negative impact on our results of operations or financial condition.

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

ITEM 4.                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in the Securities Exchange Act of 1934,

as amended (the “Exchange Act”) and Exchange Act Rule 13a-15(e), which is designed to provide reasonable assurance that information, which is required to be disclosed in our reports filed pursuant to the Exchange Act, is accumulated and communicated to management in a timely manner. At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including Mr. Ramadan, our CEO and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, Mr. Ramadan concluded that, as of the date of such evaluation, our disclosure controls and procedures were effective, at the reasonable assurance level in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  We made no changes in our internal controls over financial reporting during the third quarter of 2012 that materially affected, or are likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

We are often subject to various contingencies, the resolutions of which, our management believes will not have a material adverse effect on our consolidated financial position or results of operations.  We were not involved in any material litigation during the quarter ended September 30, 2012, or through the date of this filing.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

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

(101)

The following financial information from Trans World Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, filed with the SEC on November 8, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the nine and three-month month periods ended September 30, 2012 and 2011 (unaudited), (ii) the Condensed Consolidated Balance Sheets at September 30, 2012 (unaudited) and December 31, 2011, (iii) the Condensed Consolidated Statement of Cash Flows for the nine-month periods ended September 30, 2012 and 2011 (unaudited), and (iv) Notes to Condensed Consolidated Interim Financial Statements (unaudited).*

*Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS WORLD CORPORATION

Date: November 8, 2012	By:	/s/ Rami S. Ramadan
President, Chief Executive Officer and
Chief Financial Officer
(Principal Executive and Financial Officer)