Form 10-K
period 2012-12-31
TRANS WORLD CORP
filed 2013-03-06
CIK 914577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐ NO ☒

The aggregate market value of the Common Stock of the Registrant held by non-affiliates as of June 30, 2012, based upon the average bid and asked price of $3.00 as reported on the OTC Bulletin Board on that date, was $26,614,905.00.  As of March 5, 2013, there were 8,826,335 shares of Common Stock of the Registrant deemed outstanding.

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

TRANS WORLD CORPORATION
FORM 1O-K

i

			Page
PART IV.
	Item 15.	Exhibits and Financial Statement Schedules	65

EXHIBITS INDEX			66
SIGNATURES AND CERTIFICATIONS			70
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS			24

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

Item 1. Business.

General Development of Business

Trans World Corporation (hereinafter referred to as “we”, “us”, “Company”, or “TWC”) was organized as a Nevada corporation in October 1993 for the acquisition, development and management of gaming establishments, to the extent permitted by applicable local laws, featuring live and mechanized gaming, including video gaming devices such as video poker machines, primarily in Louisiana. In 1998, we amended our operating strategy by shifting our focus to the casino market in Europe. Today, we operate three full-service casinos; all of which are fully-owned. The three casinos are in the Czech Republic, located in Ceska Kubice (“Ceska”), Hate (“Route 59”), and Dolni Dvoriste (“Route 55”). On June 30, 2012, we sold our smallest, and underperforming, casino, located at Rozvadov, after ceasing all gaming operations there on March 31, 2012. Thus all operational, financial and table presentations and discussions herein this report exclude the impact of these discontinued operations for the year 2012, and certain prior year amounts have also been reclassified to reflect this impact. (See a further discussion of this matter in Note 3 of the Notes to the Consolidated Financial Statements). We also manage a gaming and entertainment operation, under a management contract, the Grand Casino Lav and InMotion Nightclub (collectively referred to as the “Grand Casino Lav”), located in Podstrana, Croatia, near the city of Split. The Croatian operation was suspended by the owners on January 1, 2012, pending a search for financing and eventual re-launch of the property.

The Czech casinos, which conduct business under our registered brand name, American Chance Casinos (“ACC”), are situated at border locations and draw the majority of their customers from Germany and Austria. Each of the casinos has a distinctive theme, portraying a recognizable era of American history: Chicago in the Roaring 1920’s during Prohibition, New Orleans in the 1920’s, and Miami Beach in the 1950’s. ACC’s operating strategy centers on differentiating its products and service offerings from its direct competitors, the very formal German and Austrian casinos in our market areas, and as a result, management has endeavored to create gaming environments with casual and exciting atmospheres, emphasizing entertainment and state-of-the-art equipment. Further, as part of the ACC operating formula, our management endeavors to uphold the integrity and professionalism of our operations as a means to dispel any concerns that customers and governments might have about gambling.

In addition to the above operations, we also own and operate a 77-room, four-star deluxe hotel, the Hotel Savannah, which is physically connected to our Route 59 casino in Hate, and a full-service spa, the Spa at Savannah (the “Spa”), which is operated by an independent contractor and is attached to the hotel. The hotel features eight banquet halls for meetings and special events as well as a full-service restaurant and bar. The hotel began operations on January 14, 2009, followed by a grand gala-opening on April 16, 2009 for both the Hotel Savannah and the Spa.

Effective January 1, 2012, we merged our three Czech slot subsidiary companies, ACC Slot, s.r.o., Hollywood Spin s.r.o. and LMJ Slot s.r.o. into our primary Czech operating entity company, American Chance Casinos a.s., in an effort to eliminate and/or reduce redundancy in operations, maintenance, legal and administrative costs. Furthermore, for similar reasons, on February 28, 2012, TWC transferred the ownership of its fully-owned Czech subsidiary, Trans World Hotels, s.r.o., which owns the Hotel Savannah, to TWC’s primary Czech subsidiary, American Chance Casinos a.s..

Although our principal executive offices are located in New York City, New York, we have no operating presence in the United States. Financial information about our reporting units and geographic areas is incorporated by reference from Note 2 of the Notes to Consolidated Financial Statements included in this Annual Report in Part II, Item 8. Management of the Company reviews expansion opportunities on a continual basis. Any acquisition of the stock or assets of another company could result in the dilution of our $0.001 par value, common stock

(“Common Stock”), an increase in our borrowings, additional operational risks and exposure to new liabilities and other factors that could adversely affect our operating results or financial condition.

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

Market Overview and Competition

Casinos in Germany and Austria have formal atmospheres and an air of exclusivity, while our casinos offer a relaxed but exciting ambiance, which has become a desirable alternative for many of our patrons. Further, we have established ACC as a reputable casino company in the Czech Republic through our more than ten years of consistent high customer service standards, professionalism, and strict adherence to all local gaming regulations.

As of December 31, 2012, six casinos operate in direct competition with our Ceska casino, one of which opened in July 2012. Each of our Route 59 and Route 55 casinos currently has two direct competitors. Some of these competitors are larger and have financial and/or other resources that are greater than ours. While we do not consider our business to be seasonal, it is occasionally negatively impacted by extreme weather conditions or major sporting events, such as the Football World Cup and the (Football) Euro Cup. See Item 1A “Risk Factors — Climate Impact.”

Such competition may intensify in some of these jurisdictions if new gaming operations open in these markets or existing competitors expand their operations. Our properties compete directly with other gaming properties in each location in which we operate, as well as in our local markets in adjacent countries. We believe that increased gaming in other locations in or near the markets areas in which we operate, and the increase in popularity of internet gaming, could create additional competition for us and could adversely affect our operations or proposed development projects. Further, the gaming industry in Eastern Europe faces competition from a variety of sources for discretionary consumer spending, including spectator sports and other entertainment and gaming options. Competitive gaming activities include traditional casinos, video lottery terminals, state-sponsored lotteries and other forms of legalized gaming. Additionally, internet gaming and wagering is growing rapidly and affecting competition in our industry. We anticipate competition in this area will become more intense as new web-based ventures enter the industry. We do not currently plan to operate an internet gaming and wagering website.

Costs and Effects of Environmental Compliance

We incurred no material costs or effects of environmental compliance for the year ended December 31, 2012. See also Part I, Item 1A “Risks Factors — Climate Impact.”

Research and Development

The Company does not engage in research and development other than internal market research for general business development, and does not account for research expenditures separately under generally accepted accounting principles and, in any event, did not incur any separate research and development expense for 2012 or 2011.

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

Our Facilities

As a complement to our gaming operations, in January 2009, we opened Hotel Savannah, a 77-room, European four-star deluxe hotel, the first (newly constructed) hotel for the Company. In connection with the hotel, we also launched a full-service spa, the Spa, which is attached to the hotel. The Spa features a large indoor pool and Ayurvedic massage therapy, which is sub-contracted to a local operator. Hotel Savannah, which features eight banquet halls for meetings and conventions, is connected to our Route 59 casino with the hotel restaurant linking the two buildings. The combined operation of hotel and spa has proven to benefit Route 59 by attracting business, contributing incremental cash, and enhancing the Company’s overall results.

Our free-standing casinos each offer free parking, a restaurant and a full bar, and in the larger units, lounge areas and multiple bars. We own the land and buildings that comprise our casino and hotel assets. Each of our casinos is within an hour’s drive from a major city in either Germany (i.e. Regensburg) or Austria (i.e. Vienna and Linz).

Our Ceska casino, which has a 1920’s Chicago Prohibition Period theme, has 15 gaming tables, including eight card tables and seven roulette tables. At the beginning of 2012, Ceska added, in aggregate, eight new video slot machines, bringing the total to the current 80. The address of our Ceska casino is Ceska Kubice 64, Ceska Kubice 345 32, Czech Republic.

On November 23, 2011, we acquired the Ceska casino building and associated land and an adjacent outbuilding and related plot from the town of Ceska Kubice, from which we had been renting the facilities. The combined price was 11.6 million Czech Korunas (“CZK”), or $612,000 U.S. dollars (“USD” or “$”), for which we made a deposit of CZK 2.6 million, or approximately $137,000, and make monthly installment payments on the balance of CZK 9.0 million, or $475,000, (the “Ceska Municipal Loan”) over a three-year term. The acquisition will allow us to undertake much needed capital improvements to the building, as competition in the Ceska area has increased dramatically in recent years.

We began investing CZK 30 million, or approximately $1.6 million, to expand the Ceska facility by connecting the existing casino with the annex building, in which five VIP guest rooms, offices, and storage areas will be located. Our management does not anticipate any disruption of the casino operations during the construction period, which began in the fourth quarter of 2012, and is expected to be completed by mid-year 2013. As part of the project, the slot area will be expanded in order to allow for an increase in the number of machines from 80 to 120 over three years. The total cost of the casino purchase and facility expansion has been and will be funded by cash from operations.

As of February 28, 2013, our Route 59 casino, which has a New Orleans in the 1920’s theme, operated 23 gaming tables, consisting of 12 card tables, ten roulette tables, and a Slingshot multi-win roulette table, as well as 118 video slot machines. In March 2009, a reception area in the corridor between the casino and adjacent Hotel Savannah was opened to permit easier access between the two operations. Route 59 is located at 199 American Way, Hate-Chvalovice, Znojmo 669 02.

Our largest casino, Route 55, features a Miami Beach “Streamline Moderne” style, reminiscent of Miami Beach in the early 1950’s. As of February 28, 2013, the two-story casino offered 23 tables, including 12 card tables, 10 roulette tables, a Slingshot multi-win roulette table, and 124 video slot machines. On the mezzanine level, the casino offers an Italian restaurant, an open buffet area, a VIP lounge, and a VIP gaming room equipped with four gaming tables, which are included in the 23 table count. Furthermore, in October 2010, we installed on the mezzanine level three private, luxurious hotel-like rooms, equipped with full amenities. These rooms are available as courtesy accommodations to our valuable players and guests. Route 55 is located at Grenzubergang Wullowitz, Dolni Dvoriste 382 72, Czech Republic.

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

Marketing

In the year ended December 31, 2012, we maintained and enhanced our marketing and promotional programs for our owned casinos, focusing primarily on internal and customer-oriented loyalty reward programs. In 2012, we strived to offer higher-value amenities, more giveaways and to provide live entertainment, in an ongoing effort to secure and enhance our competitive position in the markets that we serve. The casinos’ event calendars were concentrated to key, player-tested, popular events and holidays, while simultaneously focusing on higher player-incentive games to retain existing players. In addition, we continued our sponsorships of several regional athletic teams and were a benefactor in a number of community and social projects during the year as a way to further promote our image and positive contribution to the communities in which we operate. We also continued our popular, cultural-themed and holiday-related parties, which feature live entertainment, raffles and complimentary grand buffets. Further, we aggressively targeted key cities in our media campaigns, most notably Vienna, Linz and Regensburg and the areas surrounding these cities.

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

Since January 12, 2011, the date KCB received written notice of the cancellation by the Ministry for the National Economy of Hungary (the “MOE”), there have been several lawsuits and countersuits initiated by the MOE and by KCB, contesting the cancellation of the concession contract, which was signed on October 9, 2009, and alleged breaches of its terms. The various court hearings have either been inconclusive or postponed pending further discovery processes. The next court hearing is set for June 19, 2013.

Notwithstanding the foregoing, litigation results are never predictable. Further, by virtue of an existing agreement between Vigotop and TWC, all costs associated with obtaining the casino license were and will be borne by Vigotop. If, however, the MOE is successful in terminating the concession contract, it would be very likely that KCB would become insolvent, resulting in the loss of TWC’s entire non-cash investment of $1.3 million, representing TWC’s fee for services rendered. In the opinion of TWC’s management, after consultation with legal counsel, the amount of ultimate liability with respect to these actions, if adversely decided to KCB, will not materially affect the Company’s consolidated financial statements and/or results of operations.

Iran Sanctions Disclosure

Pursuant to Section 13(r) of the Securities Exchange Act of 1934, if during 2012, TWC or any of its affiliates have engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our Annual Report as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, or ITRA. During 2012, the Company did not engage in any of the law’s enumerated transactions with Iran or with persons or entities related to Iran.

Taxation

Value Added Taxes

In conformity with the European Union (“EU”) taxation legislation, when the Czech Republic joined the EU in 2004, its value added tax (“VAT”) increased from 5% to 22%, beginning in January 2004, and up to December 31, 2010, ranged between 9% and 19% for all intra-EU generated purchases. All non-EU generated purchases were impacted by identical VAT increases, beginning in May 2004. Between January 1, 2010 and December 31, 2012, VAT rates increased to between 10% and 20%, and increased up to 21% in 2013, in the Czech Republic. Unlike in other industries, VATs are not recoverable for gaming operations.

Gaming Taxes

In December 2011, the Czech parliament passed sweeping gaming tax legislation, which was signed by the Czech president into law. The new gaming tax (“New Gaming Tax”) law took effect beginning January 1, 2012. The changes in the gaming tax law are summarized below:

	Pre-2012 Gaming Tax Law	New Gaming Tax Law * (effective January 1, 2012)
Live Games:	10% Gaming Tax from Win (administration fee);	20% Gaming Tax from Win (70% of tax to state; 30% to municipal).
1% Gaming Tax from Win (state supervision);
6-15% Charity Tax from Win, net of Gaming Taxes (the Charity Tax rate was based on tiered revenue thresholds).
Slots:	16,000 CZK (or $800) License per machine, per every 6 months;	20% Gaming Tax from Win (20% of tax to state; 80% to municipal); 55 CZK (or $3) Gaming Tax per Slot Machine, per Day.
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

Gaming taxes payable for year 2011 were due and paid to the Czech Ministry of Finance in April 2012, while charity taxes payable, were fully paid by September 30, 2012. The New Gaming Tax is payable by the 25th day following the end of each calendar quarter. The Company was in full compliance with all tax payment amounts and deadlines at December 31, 2012 and through the date of this report.

TWC’s gaming-related taxes and fees for the years ended December 31, 2012 and 2011 are summarized in the following table:

	For the Year Ended
(amounts in thousands)	2012	2011
Gaming revenues (live-game and slot only)	$32,658	$32,761

Gaming taxes, live games and slots	6,860	1,580
Charity taxes (eliminated in 2012)		2,885
Licensing fees (eliminated in 2012) (1)	263	646
Total gaming taxes and fees	$7,123	$5,111
as% of gaming revenue (2)	21.8%	15.6%

(1) The non-refundable, six-month licensing fees effective for January 2012 through June 2012 were paid in advance in October 2011, prior to the passing of the New Gaming Tax laws in December 2011, which eliminated them. As a result, the Company incurred these additional fees for the first six months of 2012. Excluding these non-recurring licensing fees, the gaming taxes for the year 2012 would have been 21.0% of gaming revenues.

(2) The tax percentages in 2012 vary slightly from the 20% flat rate, due to a gaming tax imposed per slot machine, per day.

Corporate Income Taxes

In 2011, our Czech subsidiaries’ gaming revenues were subject to gaming taxes but not corporate income taxes. However, effective January 1, 2012, in conjunction with the changes to gaming taxes, the Czech government instituted an effective corporate income tax, currently at 19.0%, on gaming income, which prior to the law changes were subject only to gaming taxes. As a result of the new tax laws, the Company incurred an estimated income tax liability of $2,069,000, which includes $505,000 in deferred income tax related to adjustments for foreign book tax differences on fixed assets, for the year ended December 31, 2012, versus $5,000 for the year ended December 31, 2011. Corporate income tax for year 2012 is payable by June 30, 2013, followed by quarterly estimated tax payments beginning September 2013.

In 2011, we incurred estimated Czech corporate income taxes of $199,000, $5,000 of which is tax-deferred, on non-gaming income, primarily as a result of taxable interest income earned on intercompany loans. (See also Note 2 and 10 of the Notes to the Consolidated Financial Statements).

Our Employees

As of December 31, 2012, we had a total of 524 full-time employees, including 105 in our casino in Ceska Kubice, 183 at Route 59, 179 in at Route 55, 33 at Hotel Savannah and the Spa, 19 in our shared services offices located above the Ceska casino, and five in the Company’s headquarters in New York. None of our employees are represented by a union nor are we a party to any labor contract. We believe that our employee relations are excellent.

Item 1A. Risk Factors.

We have described below what we currently believe to be the material risks and uncertainties in our business.

Before making an investment decision with respect to our Common Stock, you should carefully consider the risks and uncertainties described below, together with all of the other information included or incorporated by reference in this Annual Report on Form 10-K. We also face other risks and uncertainties beyond what is described below. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. Furthermore, past financial performance may not be a reliable indication of future performance and historical trends should not be used to anticipate results or trends in future periods. This Annual Report on Form 10-K is qualified in its entirety by these risk factors. If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our Common Stock, could decline significantly. You could lose all or part of your investment.

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

Need for Additional Financing

Although we have achieved positive net income for the tenth consecutive year, pursuant to our growth strategies, we may require additional debt and/or equity financing for the acquisition and development of new businesses or business units. We may also need to access the capital markets or otherwise obtain additional funds to finance the continuing maintenance, renovation, or re-theming of currently owned facilities or the development of new operations (such as Hotel Savannah). There is no guarantee that we could obtain such financing or funds on favorable terms to us or at all.

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

Gaming operators are typically subject to significant taxes, which may increase at any time. Any material increase in these taxes or fees would adversely affect our results of operations. The Czech Republic currently has a number of laws related to various taxes imposed by governmental authorities. Applicable taxes include VAT, gaming tax and payroll (social) taxes. In December 2011, the Czech government passed sweeping gaming tax legislation that became effective in 2012. These tax changes have negatively and materially impacted our results of operations for the year ended December 31, 2012 and very likely beyond. In this new tax law, the government eliminated the “charity contribution tax” scheme and, in lieu of it, changed the existing revenue-based, tiered rate gaming tax structure to a flat 20% gaming tax on all gaming revenues, plus an applicable corporate income tax (19% for 2012 and the foreseeable future) on adjusted net income (derived from any revenue sources, including gaming). These tax changes and other tax declarations, together with other legal compliance areas (for example, customs and currency control matters) are subject to review and investigation by a number of different Czech authorities, which are authorized by law to impose fines, penalties and interest charges. These reviews may create additional tax risks that, if applied to TWC, could have a material adverse effect on our business, results of operations and financial condition.

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

Climate Impact

The operations of our facilities are subject to disruptions or reduced patronage as a result of severe weather conditions, natural disasters and other casualty events, including loss of service due to casualty, forces of nature, mechanical or electrical or telecommunications failure, extended or extraordinary maintenance, flood, wind, snow, ice or other severe weather conditions. As the majority of our clientele travel from German and Austrian border regions, we are highly dependent on the volume and frequency of these players’ visitations, which impact our operating revenues. Inclement weather conditions on the roads to our casinos can serve to drastically reduce the number of visitations, which did in fact occur in the first and last quarter of 2011. On the other hand, warm and favorable outdoor weather can also divert players to alternative activities, such as family outings. The frequency and strength of any of these aforementioned climate conditions could have a material adverse effect on our business and results of operations.

Licensing and Regulation

Our operations are subject to regulation by each federal and local jurisdiction in which we operate. Each of our officers may be subject to strict scrutiny and approval from the gaming commission or other regulatory body of each jurisdiction in which we conduct gaming operations. Furthermore, the operations of our casinos are contingent upon maintaining all necessary regulatory licenses, permits, approvals, registrations, findings of suitability, orders and authorizations. The laws, regulations and ordinances requiring these licenses, permits and other approvals generally relate to the operations of the casinos, the payment of taxes, the responsibility, financial stability and character of the owners and managers of gaming operations, as well as persons financially interested or involved in gaming operations. All of our casinos are duly licensed by the Ministry of Finance of the Czech Republic, and we are subject to ongoing regulation to maintain these operations.

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

Dilutive Effect of Options, Warrants, Restricted Stock and Deferred Compensation Stock

As of February 28, 2013, there were 660,575 options and 75,000 warrants outstanding to purchase shares of our Common Stock, plus 150,698 shares issuable under the Company’s Deferred Compensation Plan and 75,000 shares of performance-tied restricted stock, which, if all were vested and exercised, would represent 9.8% of the 9,788,508 shares of Common Stock that would be outstanding. The issuance of such securities would have a dilutive effect on any earnings per share that we may generate when the earnings per share are evaluated on a fully diluted basis.

Possible Adverse Effect of Issuance of Preferred Stock

Our Articles of Incorporation authorize the issuance of four million shares of “blank check” preferred stock, with designations, rights and preferences to be determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without further stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the dividend rights and/or voting power or other rights of the holders of the Common Stock. In the event of issuance, the preferred stock could be used, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Our Board of Directors has no current plans to issue any shares of preferred stock. However, there can be no assurance that preferred stock will not be issued at some time in the future.

Failure to maintain the security of personally identifiable and other information, non-compliance with our contractual or other legal obligations regarding such information, or a violation of the Company’s privacy and security policies with respect to such information, could adversely affect us.

In connection with our business, we collect and retain large volumes of certain types of personally identifiable and other information pertaining to our customers, stockholders and employees. Such information includes but is not limited to large volumes of customer credit and payment card information. The legal, regulatory and contractual environment surrounding information security and privacy is constantly evolving and under increasing attack by cyber-criminals in the U.S. and Europe. A significant actual or potential theft, loss, fraudulent use or misuse of customer, employee or our data by cybercrime or otherwise, non-compliance with our contractual or other legal obligations regarding such data or a violation of our privacy and security policies with respect to such data could adversely impact our reputation, business integrity, and ultimately, our business prospects, and could result in fines, litigation or regulatory action against us.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

A recap of our properties as of February 28, 2013 is presented below in square meters and in square feet:

Property Name	City/Town	Country	Owned/Leased/ Managed	Square Feet	Square Meters

TWC Corporate Offices	New York	United States	Leased	1,915	178

Ceska	Ceska Kubice	Czech Republic		71,619	6656
• Total Plot #1 - Casino & Land			Owned	20,562	1,911
• Casino Building - Footprint			Owned	13,644	1,268
• Casino Parking			Owned	2,475	230
• Vacant Land ACC			Owned	4,444	413
• Total Plot #2 -Vacant Land II + Building (under construction)			Owned	10,695	994
• Parking & Landscaping			Leased	24,490	2,276
• Staff Housing			Leased	15,871	1,475

Folmava Vacant Land	Folmova	Czech Republic	Owned	210,175	19,533

Route 55	Dolni Dvoriste	Czech Republic		655,887	60956
• Total Plot #1 - Route 55 Casino			Owned	381,969	35,499
• Casino Building - Footprint			Owned	20,315	1,888
• Total Plot #2 - 164,004 sq. ft. (vacant)			Own 50%	82,002	7,621
• Total Plot #3 - 35,200 sq. ft. (vacant)			Own 12.5%	4,401	409
• Parking & Landscaping			Owned	176,604	16,413
• Staff Housing			Leased	4,756	442
• Staff Housing			Leased	6,155	572

Route 59	Hate	Czech Republic		584,246	54298
• Total Plot #1 - Route 59 Casino			Owned	475,172	44,161
• Casino Building - Footprint				23,769	2,209
• Casino Parking & Landscaping			Owned	53,628	4,984
• Vacant Land			Owned	397,776	36,968
• Total Plot #2 - Staff Housing			Leased	17,151	1,594
• Total Plot #3 - Hotel Savannah			Owned	91,923	8,543
• Hotel Building - Footprint				32,463	3,017
• Hotel Parking & Landscaping			Owned	48,694	4,526
• Hotel Spa - Footprint			Owned	10,760	1,000

	Total Square Feet/Meters Owned:			1,453,504	135,084

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

We also own a parcel of raw land in Folmova, Czech Republic, in the same region as the existing Ceska casino.

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

Item 3.   Legal Proceedings.

We may be, from time to time, a party to various legal proceedings and administrative actions, all arising from the ordinary course of business (see also “Note 9 - Advance Receivable” of the Notes to Consolidated Financial Statements below regarding the Hungarian proceedings).  We are not currently involved in any material legal proceeding nor were we involved in any material litigation during the year ended December 31, 2012

PART II

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is quoted on the Over-The-Counter (“OTC”) Bulletin Board under the symbol “TWOC.OB.”

Return Analysis

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

The following graph illustrates a six-year comparison of cumulative total return performance of our Common Stock from December 31, 2006 through December 31, 2012, and compares it to the cumulative total return on the “NASDAQ Composite” and the “S&P SmallCap 600” indices.   The comparison assumes a $100 investment on December 31, 2006, in our Common Stock and in each of the foregoing indices, and assumes reinvestment of dividends, if any.  We paid no dividends during this period.

The above table is not intended to forecast future performance of our Common Stock.

Market Prices

As of February 28, 2013, our stock price was $2.50.  The following table sets forth the high and low prices of the Company’s Common Stock for fiscal years 2011 and 2012 as quoted on OTC Bulletin Board. All such quotations reflect inter-dealer prices, without retail mark up, mark down or commission, and may not represent actual transactions.

Common Stock	High	Low
2011
First Quarter	$2.99	$2.35
Second Quarter	$2.50	$1.90
Third Quarter	$2.25	$1.77
Fourth Quarter	$3.00	$1.90
2012
First Quarter	$3.30	$2.60
Second Quarter	$4.00	$2.40
Third Quarter	$3.00	$1.80
Fourth Quarter	$2.65	$2.25

As of February 28, 2013, there were 8,826,335 outstanding shares of Common Stock held of record by approximately 400 shareholders and outstanding options to purchase an aggregate of 660,575 shares of Common Stock, all of which are immediately exercisable.  At such date, there were also outstanding warrants to purchase 75,000 shares of Common Stock, all of which have vested and are exercisable, as well as 75,000 shares of restricted stock, none of which have vested.  In addition, there are 150,698 shares of Common Stock issuable under the Company’s Deferred Compensation Plan at February 28, 2013.

Dividends

We have not paid any dividends to date on our Common Stock, and do not expect to declare or pay any dividends in the foreseeable future.  We intend to retain future earnings, if any are generated, for investment in our current operations and for future project developments.

Share Repurchase

On November 12, 2012, TWC’s board of directors approved a stock repurchase program, in accordance with the retirement method, authorizing the repurchase of up to 500,000 shares of the Company’s Common Stock, over a 12-month period.  The program does not obligate the Company to acquire any particular amount of Common Stock, and it could be modified, extended, suspended or discontinued at any time.  Thus, pursuant to the stock repurchase program and through a registered broker-dealer, we conducted repurchases on the open market, arriving at an outstanding 8,836,735 shares at December 31, 2012.  The repurchase transactions are listed in the table below:

ISSUER PURCHASES OF EQUITY SECURITIES

Date	Total Number of Shares Purchased	Average Price Paid per Share	Cummulative Total of Number of Shares Purchased as Part of Publicly Announced Plan
11/19/2012	4,900	$2.50	4,900
12/20/2012	30,000	$2.65	34,900

On June 3, 2011, we had a voluntary relinquishment, at no cost to us, from a former shareholder of five (5) shares of our Common Stock. The shares were returned to our Authorized Common Stock reserve.

Sales of Unregistered Equity Securities

During the years ended December 31, 2012 and 2011, we did not issue or sell any unregistered equity securities.

Item 6.   Selected Financial Data.

The selected financial data below should be read in conjunction with “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.  Variances are presented according to the impact to the Consolidated Statements of Operations.

	For the Year Ended December 31,
(in thousands)	2012		2011		Variance $	Variance %
Revenue by segment:
Gaming	$34,273	95.1%	$34,622	94.8%	$(349)	-1.0%
Rooms	838	2.3%	815	2.2%	23	2.8%
F&B	666	1.8%	730	2.0%	(64)	-8.8%
Spa	158	0.4%	163	0.4%	(5)	-3.1%
Other	86	0.2%	202	0.6%	(116)	-57.4%
Total Revenue	$36,021	100.0%	$36,532	100.0%	$(511)	-1.4%

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

Performance Measures and Indicators

In discussing the consolidated results of operations, we may use or refer to performance measures and indicators that are common to the gaming industry, such as: (i) total drop, the dollar value of gaming chips purchased in a given period; (ii) drop per head (“DpH”), the per guest average dollar value of gaming chips purchased; (iii) slot revenue per head, the per guest average dollar value of revenue generated in our slot machines; (iv) our net win, the difference between gaming wagers and the amount paid out to patrons; and (v) our win percentage (“WP”), the ratio of net win over total drop.  We may also use or refer to performance measures and indicators common to the hospitality industry, such as: (i) occupancy, the percentage derived from rooms sold to available rooms; (ii) average daily rate (“ADR”), the average of room rental rates paid per day; and (iii) revenue per available room (“RevPAR”), revenue generated per available room.  In this report and in our quarterly and annual earnings release, we may use or refer to another performance measure, earnings before income taxes, depreciation and amortization (“EBITDA”).  All of these measures and indicators are non-GAAP financial measures, that we believe provide useful information to investors and potential investors as well as to others who might be interested in purchasing shares of TWC Common Stock. This belief is based on conversations and meetings our management has had with our investors where the substance of these talks has typically centered around historical and prospective EBITDA measurements. Based on management’s observations, even though the EBITDA and other noted measurements are not “GAAP,” they do enhance investors’ understanding of the Company’s business. In short, these performance measurements give an analytic view of the Company’s operational earnings and EBITDA, in particular, reflects earnings on a cash-basis, excluding the impact of debt obligations and (non-cash) depreciation and amortization.

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

The balance sheet totals of our foreign subsidiaries at December 31, 2012 were converted to USDs using the prevailing interbank exchange rates, as found at www.oanda.com, which are depicted in the following table.

As Of	USD	CZK	EUR
December 31, 2012	1.00	18.9600	0.7565
December 31, 2011	1.00	19.8191	0.7722

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

We have determined that the following accounting policies and related estimates are critical to the preparation of our Consolidated Financial Statements:

Goodwill

Goodwill represents the excess of the cost of our Czech subsidiaries over the fair value of their net assets at the date of acquisition, which consisted of the Ceska casino, the Rozvadov casino (which was sold in 2012) and the land in Hate (upon which the Route 59 Casino and Hotel Savannah and the Spa are situated).  Goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test.  We have allocated the goodwill over two reporting units that are components of the operating segment “Czech subsidiaries” and are classified as the

“German reporting unit” which consists of the Ceska casino and the “Austrian reporting unit” which consists of the Route 55, Route 59 and Hotel Savannah.  The impairment assessment requires that we compare the fair value of our two reporting units to their respective carrying values to determine whether there is an indication that an impairment exists.  The fair value of the two reporting units were determined through a combination of recent appraisals of our real property and a multiple of EBITDA which was based on our Company’s experience and data from independent third parties.  As required, we performed the required annual fair-value based testing of the carrying value of goodwill related to our two reporting units at September 30, 2012, and determined that goodwill was not impaired.  There were no indicators of impairment present during the fourth quarter of 2012, therefore we determined that there was no impairment of goodwill at December 31, 2012.  We expect to perform our next required annual assessment of goodwill during the third quarter of 2013.  (See also the Notes to the Consolidated Financial Statements).

Results of Operations

The following discussion and analysis relates to our consolidated financial position and results of operations for the years ended December 31, 2012 and 2011.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

	Year Ended December 31,
(in thousands, except per share data)	2012	2011	Variance $	Variance %

Total revenues, from continuing operations	$36,021	$36,532	$(511)	-1.4%
Total costs and expenses	(32,311)	(33,145)	834	-2.5%
Income from continuing operations, before income taxes	3,710	3,387	323	9.5%

Foreign income taxes	(2,069)	(199)	(1,870)	-939.7%

Income from continuing operations	1,641	3,188	(1,547)	-48.5%
Discontinued operations, gain (loss) from operations	162	(225)	387	172.0%

Net income	$1,803	$2,963	$(1,160)	-39.1%
Earnings per common share:
From continuing operations:
Basic	$0.18	$0.36
Diluted	$0.18	$0.36
From discontinued operations:
Basic	$0.02	$(0.03)
Diluted	$0.02	$(0.03)

For the year ended December 31, 2012, we generated $36.0 million in total revenues, from continuing operations, which was 1.4%, or $510,000, lower than a year ago.  The decrease was primarily due to several factors: (i) a combination of a 2.7% decrease in the consolidated DpH, and a 5.1% decline in live game attendance; (ii) lower food and beverage (“F&B”) revenues from our Hotel Savannah; and (iii) lower signage advertising revenue from the hotel’s billboard, which, in aggregate, was partially offset by a 1.6% rise in slot revenue, that was supported by a 18.0% increase in slot attendance, and a 2.8% increase in hotel rooms revenue.

In 2012, Ceska again faced a new competitor that began operation in July 2012, after its recovery in 2011 from a then-new competitor in 2010.  Despite the decline in live game revenue to the new competitor, Ceska’s slot operation, as well TWC’s other two larger casinos’ slot operations, grew throughout the 2012 year.  Consolidated slot revenues for the year 2012 grew 1.6% from the prior year, and represented 52.0% of the Company’s total revenue versus 50.4% for the prior year.

Total costs and expenses decreased by 2.5%, or $834,000 from a year ago, the details of which are discussed in the following section.

Thus, our income from operations, before income taxes, increased by 9.5%, or $323,000, to $3.7 million, versus approximately $3.4 million achieved for the prior year.

As a result of the sweeping tax changes in the CZ, we incurred approximately $2.1 million in corporate income taxes at the local level, $505,000 of which is deferred income tax related to adjustments for foreign book tax differences on fixed assets, compared with $199,000 a year ago, which had only applicable income taxes on non-gaming revenues, such as taxable interest on income for certain of our subsidiaries, arising from intercompany loans.

Therefore, our income from continuing operations for the year ended December 31, 2012 was $1.6 million, or $0.18 per diluted share, versus approximately $3.2 million, or $0.36 per diluted share, a year ago.

In July 2012, we sold our smallest, underperforming casino, for gross proceeds of €1.0 million, or approximately $1.3 million, and netted a gain of $294,000, after all related expenses.  The resulting addition to income was $162,000 for the year, or $0.02 per diluted share, compared with a loss of $225,000, or $(0.03) per diluted share, in 2011.

In sum, our net income for the year ended December 31, 2012 was approximately $1.8 million, compared with approximately $3.0 million for the same twelve-month period.

Costs and Expenses

	Year Ended December 31,
(amounts in thousands)	2012	2011	Variance $	Variance %

Cost of revenues	$19,358	$18,956	$402	2.1%
Depreciation and amortization	1,728	2,150	(422)	-19.6%
Selling, general and administrative	10,961	11,651	(690)	-5.9%
Other expense	264	388	(124)	-32.0%
Total costs and expenses	$32,311	$33,145	$(834)	-2.5%

Our total costs and expenses decreased by 2.5% or $834,000, largely due to the following: (i) lower travel and project development expenses; (ii) lower depreciation expense due to end of life of certain assets and to the sale of our former Rozvadov casino; and (iii) lower loan interest expense resulting from a maturing loan and the payoff of the credit line facility on November 4, 2012.  These expense decreases were partially offset by the flat but higher gaming taxes (20.0%) that went into effect in 2012 and to lower business volume-based payroll expenses.  In 2012, our slot lease expense was $2.3 million versus approximately $2.4 million in 2011.

Unlike in U.S.-based casinos, visitors to the TWC’s casinos are required by Czech law to “check in” at the entrance reception, by presenting acceptable forms of picture identification, which effectively permits the Company to track the frequency of their visits and, to a limited extent, the duration of each visit.   As an incentive to its slot players, the Company recently introduced cash-less cards to its slot players, which, through play time, the players can earn points redeemable for prizes.   Furthermore, to increase gaming play time, TWC provides complimentary drinks and buffet to all of its playing guests.  In addition to these general amenities, TWC also issues different classes of “loyalty” cards to customers who spend relatively longer periods of time playing. These cards entitle the holder and a set number of the holder’s guests, depending on the card type, to various additional benefits.  These loyalty cards are granted based on the frequency of the player’s visits and the aggregate total drop for a pre-determined number of visits.  The Company also grants certain other privileges to its VIP players, at the casino management’s discretion, such as ordering a la carte from our restaurant facilities, opening a private gaming table, extending the casino’s operating hours, and/or providing free hotel accommodations.  The complimentary F&B and hotel accommodations costs were recognized in the gaming departmental expenses, which totaled approximately $2.4 million, or 7.0% of gaming revenues, from continuing operations, for the year ended December 31, 2012, versus approximately $2.6 million, or 7.5% of gaming revenues, from continuing operations, a year ago.  General gifts and giveaways, which were also recognized in the gaming department, excluding personal gifts, represented $669,000 or 2.0% of gaming revenues for 2012, compared with $756,000, or 2.2% of gaming revenues, for 2011.

The complimentary personal gifts were booked as special promotion expenses in the marketing department, and totaled approximately $75,000 for 2012, versus $83,000 for 2011.

During the past five years, inflation has not been a factor that has materially affected the Company’s operating results. We have generally recovered costs associated with any nominal inflation through price adjustments in our food and beverage and, in 2013, we expect to continue to apply the same principle uniformly throughout our operations. However, primarily due to competitive market and other economic pressures, any such future increases in costs associated with our casino or hotel operations and maintenance of our properties may not be completely recovered by the Company.

Our Business Units:

Ceska, Czech Republic

Ceska posted a 8.0% decline in total revenue for 2012, when compared with 2011, due principally to the appearance of a new competitor, that began operation in July 2012.  The negative impact was similar to that experienced by Ceska in January 2010, when a then-new competitor appeared.  Ceska subsequently recovered in 2011, recapturing its market share.  Operating expenses in 2012 were up by 1.4% from a year ago, mainly from the higher gaming tax burden, while overhead expenses were up flat (-0.2%) to last year.  Consequently, Ceska posted a 38.3% decrease in annual earnings versus the prior year.  The Ceska casino is currently undergoing an expansion project, begun after our purchase of casino building, underlying land, and an adjacent parcel of land from the town of Ceska Kubice.  The expansion will allow an enlargement of the gaming area, for both live games and slots, as well as add five hotel-equivalent rooms on the second level, for the benefits of our VIP players.  The project is expected to be completed in mid-year 2013.

Rozvadov, Czech Republic

In 2012, we maintained a full operation at the casino until the end of January, then transitioned to a slot operation for the remainder of the first quarter, whereby we terminated all gaming operations and leased out the property to an independent, third-party operator, with a buy-out clause.  The operator exercised its buyout option in June for the purchase price of €1.0 million, or $1.3 million.  After all closing expenses, we netted approximately $294,000, from the sale of the Rozvadov property.  The proceeds of the funds were applied toward the expansion project at Ceska.

Route 59, Czech Republic

Route 59 continued its growth momentum from 2011, with both live game and slot revenues up 6.6% and 13.6%, respectively, from a year ago, supported by a strong base of regular players.  The revenue improvements contributed to a 9.3% total revenue increase over last year.  The constant focus on internal promotions, application of our players’ loyalty reward programs, and attentive customer service helped to stimulate increased playtime from our core player base as well as attracted more quality players.  Operating costs in 2012 were up by 5.5% compared to last year, largely from the increase in gaming taxes, from the higher, but flat, 20% tax rate, while overhead costs were up 4.9% in the same comparison.  As a result, earnings were up 25.9% from a year ago.  The business improvement is also, in part, attributable to the adjoining Hotel Savannah and the Spa, which has created a viable entertainment complex in the region.

Route 55, Czech Republic

Business was slower at Route 55, as live game and slot revenues fell 7.3% and 1.7%, respectively in 2012, when compared with 2011.  Slot revenue, however, continued to grow, as a percentage of total revenue, and represented 53.9% in 2012, versus 52.8% a year ago.  We believe the decline in business was due to an increase in casual and low-volume players in the composition of the clientele.  Thus, total revenue decreased 4.7% from 2011 level.  Although the shift to slot players helped to reduce operating costs per game, overall operating costs nevertheless were up 1.0% from a year ago, due largely from the increase in gaming taxes, while overhead expenses were up 4.7%, due to higher allocated expenses.  As a result, earnings for 2012 decreased 15.5% from that achieved a year ago.

Grand Casino Lav, Croatia

Operations at the casino were suspended by the owners for the entire operating year of 2012, pending the owners’ search for capital/financing to relaunch the product. We performed no services and earned no management fees in 2012.

Hotel Savannah and the Spa

In 2012, the hotel’s occupancy increased 3.3 percentage points (“ppt”), from a year ago, with rooms revenue up 2.8%, correspondingly.  Ancillary revenues, from the food and beverage (“F&B”), spa, and other income departments, in aggregate, fell 11.4% from 2011, mainly due to the weaker convention and meetings business this year, along with lower consumption in F&B.  Thus, total revenue decreased 5.0% in 2012 versus 2011.  Operating and overhead expenses were down 7.4% and 12.9%, respectively, when compared with the prior year.  As a result of positive cost measures, earnings improved by 48.1% from a year ago.

Liquidity and Capital Resources

At December 31, 2012, we achieved a working capital improvement of approximately $2.5 million, from a working capital deficit of approximately $2.1 million at December 31, 2011 to a working capital surplus of $383,000.  This deficit improvement was primarily due to an increase in net income from operations in 2012, to the proceeds from the sale of our Rozvadov property, and to repayments of notes receivable from the owners of the Grand Hotel Lav, which were partially offset by the retirement of our credit line (see also “Note 8 - Stockholders’ Equity,” of the Notes to the Consolidated Financial Statements).

On November 4, 2012, we satisfactorily paid off and retired our expiring revolving credit line with Commerzbank.   We currently hold a Commerzbank amortized term loan, which matures on November 4, 2013.  The loan principal balance was approximately $1.7 million at December 31, 2012.

For the year ended December 31, 2012, our net cash provided by operating activities was approximately $3.7 million, which primarily consisted of $1.8 million from net income, approximately $1.8 million from depreciation and amortization, the provision for foreign income tax of approximately $1.4 million, an increase in cash from the elimination of gaming bonds of $316,000, recorded in other assets, for three closed slot subsidiary entities,and the deferral of income tax expense of $505,000, and the net gain from the sale of the Rozvadov Casino, which, in aggregate, were offset by the payment of gaming and charity taxes of approximately $2.1 million, the $314,000 net gain from the sale of the Rozvadov Casino, and changes in balance sheet liability accounts.

Our net cash provided by investing activities consists of the gross proceeds from the sale of our Rozvadov Casino and repayments on our notes receivable from the Grand Hotel Lav, d.o.o. (“GHL”), the owner of the Grand Casino Lav and Nightclub, which were partially offset by capital purchases of property and equipment.

Our net cash used in financing activities consist of approximately $1.6 million and $153,000 of principal repayments on our Commerzbank loan and Ceska municipal loan, respectively.  Also included is approximately $1.8 million for the retirement of our Commerzbank line of credit, which expired on November 4, 2012, plus buyback activities for our Stock Repurchase Program.

Our Company’s management believes that our cash resources at December 31, 2012, in addition to the anticipated cash to be provided by existing operations will be sufficient to meet current obligations and fund our operating activities for the next twelve months.  We also continue to review development and acquisition strategies which, if implemented, would require us to obtain additional debt and/or equity financing.  There is no guarantee that such funds will be available to us at favorable terms or at all, in which case we may decide to reduce our development plans and/or operations.  We are in full compliance with Commerzbank credit facility’s financial covenants up to and including the year ended December 31, 2012.  (See also “Note 4 — Long-Term Debt,” of the Notes to the Consolidated Financial Statements).

We are also obligated under various contractual commitments.  Our management believes that TWC’s cash resources at December 31, 2012 and anticipated cash to be provided by 2013 operations will be sufficient to fund our operations for the year ending December 31, 2013.  The following is a summary of our contractual commitments over the next five years, as of December 31, 2012:

(in thousands)		Less than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	Thereafter

Long-term, unsecured debt, foreign (1)	$1,231	$—	$—	$1,231	$—
Long-term, secured debt, foreign (2)	1,981	1,836	145
Operating and capital leases (3)	403	149	187	67
Employment agreement (4)	450	450
Total contractual obligations	$4,065	$2,435	$332	$1,298	$—

(1)         Represents the outstanding 6-year loan from IMT. (See Note 4 and Note 9 of the Notes to the Consolidated Financial Statements).

(2)         Includes the Company’s remaining 4-year term loan with Commerzbank Aktiengesellschaft, pobocka Praha (“Commerzbank”) of CZK 125.0 million, or $6.3 million, maturing November 4, 2013, and the Ceska Municipal Loan, a 3-year, CZK 9.0 million, or $454,000, maturing on November 23, 2014.

(3)         Includes long-term leases for corporate office space and financial leases.

(4)         Represents the salary obligation under Mr. Ramadan’s employment agreement. (See Part III, Item 11. “Executive Compensation”).

The Company has no off-balance sheet arrangements.

Our Plan of Operations

We will continue to develop and refine our marketing and operational strategies designed to increase attendance and revenues at our existing locations in the Czech Republic while striving to minimize costs, through cost-sharing alliances with non-competing businesses, where advantageous.  With respect to Hotel Savannah, we are utilizing the synergy of both gaming and hospitality resources to lower operating costs and improve profit margins.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.  TWC does not maintain any instruments in a trading portfolio.

Interest Rate Risk

The interest rate on the majority portion of our debt, approximately $1.7 million of the Commerzbank credit facility at December 31, 2012, is subject to fluctuations of the PRIBOR short-term interest rates.  The credit facility was provided in two tranches: an amortized, four-year term loan of CZK 125 million (or approximately $6.6 million at the December 31, 2012 exchange rate), with interest based on the three-month PRIBOR plus 600 basis points, and a three-year, revolving credit line of CZK 35 million (or $1.8 million at the same exchange rate), which was paid off and retired on November 4, 2012.  A one percent movement in interest rates on the outstanding balance of the remaining loan of $1.7 million would result in an approximate $16,000 annualized increase or decrease in our interest expense.  We have not in the past and do not currently engage in interest-rate cap or swap agreements or other types of interest-rate hedging activities. Our Company’s management evaluates our exposure to market risk by monitoring interest rates in the marketplace to determine the best course of action, if needed.

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

Based on our sensitivity analysis, as of the year ended December 31, 2012, we determined that hypothetical 10% movements in the two functional currencies, the CZK, when converted to the USD, and the EUR, when converted to the CZK, would result in the following changes to our results of operation:

•                  A hypothetical 10% strengthening of the USD to the CZK would decrease our results of operation by an approximate $582,000;

•                  A hypothetical 10% weakening of the USD to the CZK would increase our results of operation by an approximate $712,000;

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

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Trans World Corporation

We have audited the accompanying consolidated balance sheets of Trans World Corporation and Subsidiaries (collectively, the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the years in the two year period ended December 31, 2012.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trans World Corporation and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rothstein Kass

Roseland, New Jersey
March 5, 2013

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2012 and 2011

(in thousands, except for share data)

	December 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash	$6,887	$5,636
Prepaid expenses	316	719
Notes receivable, current portion	663	413
Other current assets	262	284
Assets held for sale		900

Total current assets	8,128	7,952

PROPERTY AND EQUIPMENT, less accumulated depreciation of $12,877 and $11,108, respectively	34,067	33,068

OTHER ASSETS:
Goodwill	6,396	6,119
Notes receivable, less current portion		609
Deposits and other assets	2,439	2,723

Total other assets	8,835	9,451

	$51,030	$50,471

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Long-term debt, current maturities	$1,836	$3,490
Capital lease, current portion	55	37
Accounts payable	804	548
Interest payable	15	49
Czech gaming tax accrual	1,943	3,905
Foreign income tax accrual	1,480	84
Accrued expenses and other current liabilities	1,612	1,726
Liabilities related to assets held for sale		207

Total current liabilities	7,745	10,046

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	1,376	3,065
Capital lease, less current portion	134	81
Deferred foreign tax liability	581	76

Total long-term liabilities	2,091	3,222

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 4,000,000 shares authorized, none issued
Common stock, $.001 par value, 20,000,000 shares authorized, 8,836,735 shares in 2012 and 8,871,635 in 2011, issued and outstanding	9	9
Additional paid-in capital	52,454	52,141
Accumulated other comprehensive income	7,562	5,687
Accumulated deficit	(18,831)	(20,634)

Total stockholders’ equity	41,194	37,203

	$51,030	$50,471

See accompanying notes to condensed consolidated interim financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

Years Ended December 31, 2012 and 2011

(in thousands, except for share data)

	Years Ended December 31,
	2012	2011

REVENUES	$36,021	$36,532

OPERATING EXPENSES:

Cost of revenues	19,358	18,956
Depreciation and amortization	1,728	2,150
Selling, general and administrative	10,961	11,651

	32,047	32,757
INCOME FROM CONTINUING OPERATIONS, before other expense and foreign income taxes	3,974	3,775

OTHER INCOME (EXPENSES):

Interest income		1
Interest expense	(251)	(388)
Foreign exchange loss	(13)	(1)

	(264)	(388)
INCOME FROM CONTINUING OPERATIONS, before foreign income taxes	3,710	3,387

FOREIGN INCOME TAXES	(2,069)	(199)

INCOME FROM CONTINUING OPERATIONS	1,641	3,188

DISCONTINUED OPERATIONS, gain (loss) from operation of discontinued Rozvadov Casino, net of tax	162	(225)

NET INCOME	1,803	2,963

Other comprehensive income (loss), foreign currency translation adjustments, net of taxes	1,875	(1,858)

COMPREHENSIVE INCOME	$3,678	$1,105

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	8,870,129	8,871,637
Diluted	9,025,176	8,935,189

EARNINGS PER COMMON SHARE:
From continuing operations:
Basic	$0.18	$0.36
Diluted	$0.18	$0.36
From discontinued operations:
Basic	$0.02	$(0.03)
Diluted	$0.02	$(0.03)

See accompanying notes to consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2012 and 2011

(in thousands, except for share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balances, January 1, 2011	8,871,640	$9	$51,975	$7,545	$(23,597)	$35,932
Stock options expense			139			139

Warrants issuance as compensation			17			17

Deferred board fees to be paid in stock (pursuant to the Deferred Compensation Plan)			10			10

Foreign currency translation adjustment, net of tax				(1,858)		(1,858)

Shares returned to Authorized (relinquished)	(5)

Net income					2,963	2,963
Balances, December 31, 2011	8,871,635	$9	$52,141	$5,687	$(20,634)	$37,203
Stock options expense			135			135

Deferred board fees to be paid in stock			10			10

Deferred employee incentives to be paid in stock (pursuant to the Deferred Compensation Plan)			260			260

Foreign currency translation adjustment, net of tax				1,875		1,875

Shares buyback under the retirement method, pursuant to TWC Stock Repurchase Program	(34,900)		(92)			(92)

Net income					1,803	1,803
Balances, December 31, 2012	8,836,735	$9	$52,454	$7,562	$(18,831)	$41,194

See accompanying notes to consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2012 and 2011

(in thousands, except for share data)

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,803	$2,963
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from assets disposal	(314)
Deferred income tax expense	505	5
Depreciation and amortization	1,756	2,207
Stock options expense	135	139
Warrants issued for services		17
Deferred board fees	10	10
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	455	346
Deposits and other assets	385	89
Accounts payable	(186)	260
Interest payable	(35)	(16)
Czech gaming tax payable	(2,075)	(10)
Foreign income tax accrual	1,350	125
Accrued expenses and other current liabilities	(123)	609
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,666	6,744

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,192)	(1,462)
Proceeds from assets disposal (Rozvadov Casino)	1,369
Repayment on note receivable	396	336
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	573	(1,126)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Commerzbank line of credit		1,188
Retirement of Commerzbank line of credit	(1,791)
Principal payments on Commerzbank debt	(1,599)	(2,883)
Principal payments on Ceska municipal loan	(153)	(13)
Share buyback under the Stock Repurchase Program	(92)
NET CASH USED IN FINANCING ACTIVITIES	(3,635)	(1,708)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	647	(895)

NET INCREASE IN CASH	1,251	3,015

CASH:
Beginning of year	5,636	2,621

End of year	$6,887	$5,636

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$251	$399
Cash paid during the year for income taxes	$195	$69

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Property and equipment acquired via accounts payable	$	$58
Property and equipment acquired via Ceska Municipal Loan	$	$454
Deferred compensation to be paid in common stock	$260	$

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

The Company owns and operates three casinos in the Czech Republic (“CZ”), and manages, under contract, one casino and nightclub in Croatia, all under the American Chance Casinos (“ACC”) brand.  One casino is located in the western part of the CZ, close to the German border, in Ceska Kubice (“Ceska”), which currently has 15 gaming tables and 80 slot machines.  The other two casinos are located in the southern part of the CZ, close to the Austrian border.  The larger of these two, “Route 55,” located in Dolni Dvoriste, has 23 gaming tables and 124 slot machines.  The other casino, “Route 59,” is located in Hate, near Znojmo, and currently has 23 gaming tables and 118 slot machines.  In addition to the Czech casinos, TWC also own and operate a 77-room, four-star deluxe hotel, the Hotel Savannah, which is physically connected to our Route 59 casino, and a full-service spa, the Spa at Savannah (the “Spa”), which is operated by an independent contractor and is attached to the hotel.

The Company also manages under contract the Grand Casino Lav and Nightclub (collectively known as the “Grand Casino Lav”), located in Podstrana, Croatia, near the resort city of Split.  The management agreement with Grand Hotel Lav d.o.o., the property owner, provides for a 10-year term expiring in 2017, with renewal periods of five years at TWC’s option, subject to certain performance conditions.   The Croatian operation was suspended by its owners on January 1, 2012, pending their search for financing and eventual re-launch of the property.

Discontinued Operations

The Company owned and operated a fourth casino in the western part of CZ, in the town of Rozvadov.  The Company began terminating live games operation at Rozvadov at the end of January 2012, and continued running the unit as a slot-only operation until March 31, 2012, when all gaming operations were ceased and the entire property was leased out to a third-party operator.  On July 11, 2012, the lessee exercised its option to buy out the lease by making the full purchase payment of €1,000, or $1,369 to TWC.  The net gain from the sale of the Rozvadov casino and associated buildings, less all related costs, and inclusive of rental income was approximately $314. Rozvadov’s net gain (loss), shown as discontinued operations for the year ended 2012 and 2011 was $162 and $(225), respectively,  No write-downs of inventories or furniture, fixtures and equipment (“FF&E”) were incurred because its slot machines were leased, while the Company’s owned FF&E was subsequently rented out and remaining inventories were transferred to other operating units at an immaterial cost.  Employees at Rozvadov received cash severance benefits aggregating approximately $79.

The following table provides a detail of the net assets held for sale:

	At	At
(amounts in thousands)	December 31, 2012	December 31, 2011

Assets:
Land	$—	$32
Building		839
FF&E		29
Total assets		900

Liabilities related to assets held for sale		207
Net assets held for sale	$—	$693

Liquidity

At December 31, 2012, TWC achieved a working capital improvement of $2,477, from a working capital deficit of $2,094 at December 31, 2011 to a working capital surplus of $383.

On November 4, 2012, the Company satisfactorily paid off and retired its expiring revolving credit line with Commerzbank.     TWC currently holds a Commerzbank amortized term loan, which matures on November 4, 2013. The loan principal balance was $1,677 at December 31, 2012.

The Company’s management believes that its cash resources at December 31, 2012, in addition to the anticipated cash to be provided by existing operations, will be sufficient to meet current obligations and fund its operating activities for the next twelve months. The Company is in full compliance with the credit facility’s financial covenants up to and including the year ended December 31, 2012. (See also “Note 4 — Long-Term Debt,” below).

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

Discontinued Operations - The Company complies with the accounting and reporting requirements for reporting on discontinued operations. The results of operations of a component of an entity that either has been disposed of or is classified as held for sale is reported in discontinued operations if the operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction, and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction.

In a period in which a component of an entity either has been disposed of or is classified as held for sale, the income statement of the Company for current and prior periods will report the results of operations of the component, including any gain or loss recognized, in discontinued operations. The results of operations of a component classified as held for sale shall be reported in discontinued operations in the period(s) in which they occur.

Reclassifications - Certain prior year amounts have been reclassified to reflect the impact of discontinued operations.

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

Goodwill - Goodwill represents the excess of the cost of the Company’s Czech subsidiaries over the fair value of their net assets at the date of acquisition, which consisted of the Ceska casino, the Rozvadov casino (which was sold in 2012) and the land in Hate, which is currently the Route 59 Casino. Goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. The Company has allocated the goodwill over two reporting units that are components of the operating segment “Czech subsidiaries” and are classified as the “German reporting unit” which consists of the Ceska casino, and the “Austrian reporting unit” which consists of the Route 55 and Route 59 casinos and the Hotel Savannah. Goodwill impairment tests require the Company to first assess qualitative factors to determine whether it is necessary to perform a two-step quantitative goodwill impairment test. The Company is not required to calculate the fair value of a reporting unit unless it determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The Company assesses the potential impairment of goodwill annually (as of September 30th) and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Upon completion of such review, if impairment is found to have occurred, a corresponding charge will be recorded.

Based on TWC’s own assessment of qualitative factors which included an analysis of macroeconomic conditions, financial performance, and industry and market considerations, the Company concluded that it was not necessary to perform a two-step quantitative goodwill impairment test and that the goodwill of the Company was not impaired as of December 31, 2012.

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

The impact of foreign currency translation on goodwill is presented below:

	Applicable	Goodwill
	Foreign Exchange	German		Austrian
As of December 31, 2012 (in thousands, except FX)	Rate (“FX”) (2)	reporting unit		reporting unit		Total

Residual balance, as of January 1, 2003 (in USD) (1)		USD	3,042	USD	537	USD	3,579

USD residual balance, translated at June 30, 1998 (date of acquisition) FX rate of:	33.8830	CZK	103,077	CZK	18,190	CZK	121,267

2003 CZK balance, translated to USD, at December 31, 2012 FX of:	18.9600	USD	5,437	USD	959	USD	6,396

Net increase to Goodwill		USD	2,395	USD	422	USD	2,817

____________________________

(1)   Goodwill was amortized over 15 years until the Company started to comply with revised GAAP requirements, as of January 1, 2002. This balance represents the remaining, unamortized goodwill, after an impairment charge taken prior to January 1, 2003.

(2)   FX (interbank) rates taken from www.Oanda.com.

Earnings Per Common Share - The Company complies with accounting and disclosure requirements regarding earnings per share. Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporate the dilutive effect of Common Stock equivalents on an average basis during the period. As of December 31, 2012, the Company’s Common Stock equivalents include 660,575 unexercised stock options, 75,000 outstanding warrants, 75,000 shares of restricted stock, and 151,640 shares issuable under the Company’s Deferred Compensation Plan. As of December 31, 2011, the Common Stock equivalents included 837,675 unexercised stock options, 75,000 outstanding warrants, 75,000 shares of restricted stock, and 53,514 deferred compensation shares. These shares for the respective years were included in the computation of diluted earnings per common share, if such unexercised stock options, warrants, restricted stock, and deferred compensation stock were vested and “in-the-money.”

A table illustrating the impact of dilution on earnings per share, based on the treasury stock method, is presented below:

	For the Year Ended
(amounts in thousands, except for	December 31,
share data)	2012	2011
Basic earnings per share:
Income from continuing operations	$1,641	$3,188
Weighted average common shares	8,870,129	8,871,637
Basic earnings per share	$0.18	$0.36

Diluted earnings per share:
Income from continuing operations	$1,641	$3,188
Weighted average common shares	8,870,129	8,871,637
Addition due to the effect of dilutive securities using the treasury stock method:
Stock options and warrants (1)	3,405	10,038
Stock issuable under the Deferred Compensation Plan	151,642	53,514
Dilutive potential common shares	9,025,176	8,935,189
Diluted earnings per share	$0.18	$0.36

____________________________

(1) Per the treasury stock method.

Revenue Recognition - Casino revenue is defined as the net win from gaming activities, which is the difference between gaming wagers and the amount paid out to patrons, and is recognized on the day it is earned. Revenues generated from ancillary services, including room rentals, sales of food, beverage, cigarettes, and casino logo merchandise are recognized at the time the related services are performed or goods sold, and represent, in the aggregate, 4.9% and 4.5% of total revenues for the years ended December 31, 2012 and 2011, respectively. Food and beverage revenues, which are included in revenues from ancillary services, represent approximately 1.8% and 1.9% of total consolidated revenues for the years ended December 31, 2012 and 2011, respectively.

Promotional Allowances - Promotional allowances primarily consist of the provision of complimentary food and beverages and, to certain of its valuable players, hotel accommodations. For the years ended December 31, 2012 and 2011, revenues do not include the retail amount of food and beverages and hotel accommodations of $6,064 and $6,244, respectively, provided at no-charge to customers. The retail value of the food and beverages given away is determined by dividing the food and beverage costs charged to the gaming operation of $2,265 and $2,359, for the respective periods, by the average percentage of cost of food and beverages sold. The cost of hotel accommodations is either the out-of-pocket expenses paid to other hotels to accommodate TWC’s customers or the retail charge of room accommodations at the Company’s Hotel Savannah and at its three guest rooms at Route 55.

The promotional allowances are summarized below:

	For the Year Ended
	December 31,
(amounts in thousands)	2012	2011

Cost of complimentary food and beverages (A)	$2,265	$2,359
Average cost of food and beverages sold (B)	37.6%	37.9%

Retail value of food and beverages (A/B)	$6,019	$6,225
Cost of hotel accommodations	45	19
Total promotional allowances	$6,064	$6,244

External Advertising - The Company complies with the accounting and reporting requirements for reporting on advertising costs. External advertising expenses are charged to operations as incurred and were $584 and $681 for the years ended December 31, 2012 and 2011, respectively.

Fair Value of Financial Instruments - The fair values of the Company’s assets and liabilities that qualify as financial instruments approximate their carrying amounts presented in the accompanying consolidated balance sheets at December 31, 2012 and 2011.

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

Impairment of Long-Lived Assets - The Company periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived assets, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists. If an asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value. An estimate of the asset’s fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. The Company reports an asset to be disposed of at the lower of its carrying value or its estimated net realizable market value. There were no impairment losses for long-lived assets recorded for the years ended December 31, 2012 and 2011.

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

In 2012 and 2011, the Company expensed approximately $135 and $139, respectively, for granted options to certain KMEs, which was recognized in its selling, general and administrative expenses in the consolidated statements of operations. In 2011, the Company also incurred expenses approximating $17 for warrants issued for services.

Czech Gaming Taxes - The majority of TWC’s revenues are derived from gaming operations in the Czech Republic, which were subject to, prior to January 1, 2012, only gaming taxes and charity taxes, while its non-gaming revenues, which were less than 5.0%, were subject to corporate income tax liabilities under Czech law.

Prior to 2012, gaming taxes were computed on gross gaming revenues, which were comprised of live (table) games and slot games revenues. For live game revenue, the 2011 applicable taxes and fees were: (i) a 10% administration tax; (ii) a 1% state supervision fee; and (iii) a charity “contribution” (i.e., a tax), herein referred to as the charity tax, for publicly beneficial, cultural, sporting and welfare purposes, according to a gross revenue formula specified by the Czech Ministry of Finance.

In 2011, charity taxes were also computed on the reported slot revenues of each of our three former slot subsidiary companies, ACC Slot, s.r.o., Hollywood Spin s.r.o. and LMJ Slot s.r.o., net of gaming taxes and fees. Therefore, for all gaming revenue, net of applicable taxes and fees, of up to CZK 50,000 (or $2,800 at the annualized daily exchange rate for 2011), a 6% charity tax applied; of up to CZK 100,000 (or $5,700 at the same exchange rate), an 8% rate applied; of up to CZK 500,000 (or $28,300 at the same exchange rate), a 10% rate applied; and of above the CZK 500,000 gaming revenue threshold, a 15% rate applied. For slot game revenue, the applicable assessment was the charity tax, net of local (municipality) administration and slot state-licensing fees.

Effective January 1, 2012, the charity taxes were eliminated in lieu of the New Gaming Tax on all live game and slot revenues, as well as an applicable corporate income tax on adjusted Czech net income, net of exemptions. Additionally, the administration tax and state supervision fee were eliminated in lieu of minor license renewal fees. A summary of the changes is summarized in the following table, in actual monetary amounts (not in thousands):

New Gaming Tax Law *
	Pre-2012 Gaming Tax Law	(effective January 1, 2012)
Live Games:	10% Gaming Tax from Win (administration fee);
	1% Gaming Tax from Win (state supervision);	20% Gaming Tax from Win (70% of tax to state; 30% to municipal).
6-15% Charity Tax from Win, net of Gaming Taxes (the Charity Tax rate was based on tiered revenue thresholds).
Slots:	16,000 CZK (or $800) License per machine, per every 6 months;
	1,000 CZK (or $50) Municipality Fee per machine, per quarter;	20% Gaming Tax from Win (20% of tax to state; 80% to municipal);
	6-15% Charity Tax from Win, net of License and Municipality fees (the Charity Tax rate is based on tiered revenue thresholds).	55 CZK (or $3) Gaming Tax per Slot Machine, per Day.
Net Income	No corporate income tax.	19% corporate income tax on adjusted net income, net of exemptions.

____________________________

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

TWC’s gaming-related taxes and fees for the years ended December 31, 2012 and 2011 are summarized in the following table:

	For the Year Ended
(amounts in thousands)	2012	2011

Gaming revenues (live-game and slot only)	$32,658	$32,761

Gaming taxes, live games and slots	6,860	1,580
Charity taxes (eliminated in 2012)	—	2,885
Licensing fees (eliminated in 2012) (1)	263	646
Total gaming taxes and fees	$7,123	$5,111
as % of gaming revenue (2)	21.8%	15.6%

____________________________

(1)                       The non-refundable, six-month licensing fees effective for January 2012 through June 2012 were paid in advance in October 2011, prior to the passing of the New Gaming Tax laws in December 2011, which eliminated them. As a result, the Company incurred these additional fees for the first six months of 2012. Excluding these non-recurring licensing fees, the gaming taxes for the year 2012 would have been 21.0% of gaming revenues.

(2)                         The tax as a percentage of gaming revenue in 2012 varies slightly from the 20% flat rate, due to a gaming tax imposed per slot machine, per day.

In conformity with the European Union (“EU”) taxation legislation, when the Czech Republic joined the EU in 2004, its VAT increased from 5% to 22%, from January 2004 through December 2009, and ranged between 9% and 19% for all intra-EU generated purchases. Between January 1, 2010 and December 31, 2012, VAT rates increased to between 10% and 20%. All non-EU generated purchases were impacted by identical VAT increases, beginning in May 2004. The VAT top rate is expected to increase to 21% beginning in 2013. The Company pays its VAT directly to its vendors in connection with any purchases that are subject to this tax. Unlike in other industries, VATs are not recoverable for gaming operations. The recoverable VAT under the Hotel Savannah operation was non-material for years ended December 31, 2012 and 2011, respectively.

Effective January 1, 2012, TWC merged its three Czech slot subsidiary companies, ACC Slot, s.r.o., Hollywood Spin s.r.o. and LMJ Slot s.r.o. into its primary Czech operating entity company, American Chance Casinos a.s.. Furthermore, on February 28, 2012, TWC transferred the ownership of its fully-owned Czech subsidiary, Trans World Hotels, s.r.o., which owns the Hotel Savannah, to TWC’s primary Czech subsidiary, American Chance Casinos a.s..

Income Taxes - The Company complies with accounting and reporting requirements with respect to accounting for U.S. federal and foreign income taxes, which require an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and the tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized. In accordance with GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. This policy also provides guidance on thresholds, measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different entities. The Company is subject to income tax examinations by major taxing authorities for all tax years since 2009. Based on its analysis, the Company has determined that the adoption of this policy did not have a material impact on the Company’s financial statements for the years ended December 31, 2012 and 2011. However, management’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

Effective January 1, 2012, the Czech government instituted an effective corporate income tax of 19% on income derived from gaming revenues, which prior to the law changes were subject only to gaming taxes. (See also “Corporate Income Taxes” in “Part I, Item 1, Taxation” above).

Recently Issued and Adopted Accounting Standards - In September 2011, the FASB amended the authoritative guidance regarding the testing for Goodwill Impairment. Under the amendments, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value reporting of a reporting unit is less than the carrying amount, then performing the two-step impairment test is unnecessary. The changes are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this guidance on January 1, 2012 did not have a material effect on the Company’s consolidated financial statements.

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

NOTE 3 - Property and Equipment

At December 31, 2012 and 2011, property and equipment consisted of the following:

(amounts in thousands)	2012	2011
Land	$2,691	$2,498
Building and improvements	31,131	29,418
Furniture, fixtures and other equipment	13,122	12,260
	46,944	44,176
Less accumulated depreciation and amortization	(12,877)	(11,108)
	$34,067	$33,068

Depreciation and amortization expense for the years ended December 31, 2012 and 2011 were approximately $1,728 and $2,150, respectively.

NOTE 4 - Long-Term Debt

At December 31, 2012 and 2011, long-term debt consisted of the following:

(amounts in thousands)	2012	2011
Commerzbank credit facility (a):
Amortized loan	1,677	3,156
Revolving credit line		1,761
IMT LLC loan (b)	1,231	1,197
Ceska Municipal Loan (c)	304	441
	3,212	6,555
Less current portions:
Commerzbank amortized loan	1,677	1,578
Commerzbank revolving credit line		1,761
Ceska Municipal Loan	159	151

	$1,376	$3,065

____________________________

(a)                                 In November 2009, the Company amended its long-term debt (former revolving credit line) with a new credit facility from Commerzbank Aktiengesellschaft, pobocka Praha (“Commerzbank”).  The new credit facility allowed the Company to retire its prior revolving credit line and replace it with a combination of a term loan and a new smaller revolving credit line.  The credit facility is provided in two tranches: an amortized, four-year term loan of CZK 125,000 (or around $6,600 at the December 31, 2012 exchange rate), with interest based on the three-month Prague Interbank Offered Rate (“PRIBOR”) plus 500 basis points, and a two-year revolving credit line of CZK 40,000 (or around $2,100 at the same exchange rate), with interest based on, depending on each draw request, the one, two, three or six-month PRIBOR plus 400 basis points, with the Company’s option to renew the term for one-year.  The credit facility includes financial covenants, and requirements, which are: (i) a mandatory annual prepayment that requires that 25% of the Company’s excess cash above a certain annually-escalating bank balance at the end of each fiscal year be applied toward the repayment of the term loan’s principal balance; (ii) the pledge of the Route 59 and Route 55 casinos, Hotel Savannah and their underlying land, and other guarantees as security; and (iii) the term loan to be repaid quarterly in equal principal installments, with the applicable three-month PRIBOR rate plus the said basis points.  The term loan matures on November 4, 2013.  The Company is in full compliance with the credit facility’s financial covenants up to and including the year ended December 31, 2012.

For the years ended December 31, 2012 and 2011, the weighted averages of the interest rates on the drawn amounts of the revolving line of credit were 5.73% and 6.12%, respectively.

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

(c)                                  In November 2011, TWC purchased the Ceska casino building, associated land and an adjacent outbuilding and related plot from the town of Ceska Kubice, from which TWC had been renting the facilities.  In conjunction with this purchase, TWC was granted by the township of Ceska Kubice a three-year municipal loan of CZK 9,000, or $475. The loan is payable monthly and matures on November 23, 2014.

Principal payments due on long-term debt are as follows:

Year ending December 31, (amounts in thousands)
2013	$1,836
2014	145
2015
2016	1,231
$3,212

NOTE 5 - Accrued Expenses and Other Current Liabilities

At December 31, 2012 and 2011, accrued expenses and other current liabilities consisted of the following:

(amounts in thousands)	2012	2011
Accrued payroll and related costs	$868	$890
Operational accruals	284	186
Incentives/bonus payable	460	650
	$1,612	$1,726

NOTE 6 - Commitments and Contingencies

Lease Obligations - The Company is obligated under several financial leases expiring through 2017.  Future aggregate minimum annual rental payments under all of these leases for the lesser of five years or until their expiration dates are as follows:

Year ending December 31, (amounts in thousands)
2013	$149
2014	129
2015	58
2016	34
2017	34

Rent expense under operating leases was approximately $87 and $121 for the years ended December 31, 2012 and 2011, respectively.

The Company’s slot machines are subject to operating leases, which range from 5 years to indefinite terms, depending on the vendors, and all include a free annual replacement per machine, if requested.

Employment Agreements - The Company’s July 1, 2005 employment agreement with its Chief Executive Officer (“CEO”), Mr. Rami S. Ramadan, absent the intervention of either party by September 30th of each year, renewed automatically for another calendar year ending December 31, 2013.  In addition to a perpetually renewable employment term of one year absent the intervention of either party, the agreement provides for annual compensation, plus participation in the Company’s benefits programs and equity incentive plans.  Annual compensation of $450 will be paid in 2013, pursuant to the evergreen renewal terms of said employment agreement, excluding any bonus awards that may be or have been granted in 2012 at the discretion of the Board of Directors.

Pursuant to the renewal of the employment agreement with Mr. Ramadan in July 2005, Mr. Ramadan was also granted seven-year options to purchase 175,000 shares of Common Stock, all of which have expired in July 2012.  Also, pursuant to this July 2005 employment agreement, upon reaching designated earnings per share targets, Mr. Ramadan will be granted 75,000 restricted shares of the

Company’s Common Stock in 25,000 share allotments.  None of the restricted shares have been vested to date.

On February 4, 2007, Mr. Ramadan was granted seven year options to purchase 50,000 shares of Common Stock.  As of December 31, 2012 and 2011, all options have vested.  The exercise price of these options was set at $3.75 per share, the closing price on the date of grant.

Further, on October 23, 2007, pursuant to the Company’s 2004 Equity Incentive Plan, Mr. Ramadan was granted seven year options to purchase 125,000 shares of Common Stock.  As of December 31, 2012 and 2011, these options have all been vested.  The exercise price of all these options is set at $4.85 per share, the closing stock price on October 23, 2007, and escalated to $5.05 on its first anniversary.  On May 26, 2009, the Company’s Board of Directors froze the exercise price at $5.05 for the entire grant.

The weighted average exercise price of all of Mr. Ramadan’s vested options was $4.68 and $4.34 at December 31, 2012 and 2011, respectively.  No vested options have been exercised by Mr. Ramadan as of December 31, 2012.

401 (k) and Profit Sharing Plan - The Company maintains a contributory 401(k) plan and a profit sharing plan.  These plans are for the benefit of all eligible U.S. corporate employees, who may have up to 17% of their salary withheld, not to exceed the maximum federally allowed amount.  The Company makes a voluntary employer-matching contribution of 60 cents for each employee dollar contributed, which totaled $44 and $43 for the year 2012 and 2011, respectively.

Taxing Jurisdiction - The Czech Republic currently has a number of laws related to various taxes imposed by governmental authorities.  Beginning in 2012, applicable taxes include gaming tax, VAT, and payroll (social) taxes and corporate income tax.  In December 2011, the Czech parliament passed sweeping gaming tax legislation, which was signed by the Czech President into law.  The new gaming tax law took effect beginning January 1, 2012.  Tax declarations, together with other legal compliance areas (for example, customs and currency control matters) are subject to review and investigation by a number of authorities, which are enabled by law to impose fines, penalties and interest charges, and, ultimately, create tax risks in the Czech Republic.  Management believes that it has adequately provided for its Czech tax liabilities.

Legal Matters - The Company may be, from time to time, a party to various legal proceedings and administrative actions, all arising from the ordinary course of business (see also Note 9, “Advance Receivable” below, regarding the Hungarian proceedings.  The Company is not currently involved in any material legal proceeding nor was it involved in any material litigation during the year ended December 31, 2012.

NOTE 7 - Risks and Uncertainties

Regulation and Licensing - The Company’s operations are subject to regulation by each federal and local jurisdiction in which it operates. Each of the Company’s officers may be subject to strict scrutiny and approval from the gaming commission or other regulatory body of each jurisdiction in which TWC conducts gaming operations.  Furthermore, the operations of its casinos are contingent upon maintaining all necessary regulatory licenses, permits, approvals, registrations, findings of suitability, orders and authorizations. The laws, regulations and ordinances requiring these licenses, permits and other approvals generally relate to the operations of the casinos, the payment of taxes, the responsibility, financial stability and character of the owners and managers of gaming operations, as well as persons financially interested or involved in gaming operations.  All of TWC’s Czech casinos are duly licensed by the Ministry of Finance of the Czech Republic, however, the Company is subject to ongoing regulation and oversight to maintain these operations.

Czech regulatory authorities have broad powers to request detailed financial and other information, to limit, condition, suspend or revoke a registration, gaming license or related approval and to approve changes in the Company’s operations. Substantial fines for violations of gaming laws or regulations may be levied. The suspension or revocation of any license which may be granted to the Company or the levy of substantial fines for violations could significantly harm its business, financial condition and results of operations. Furthermore, compliance costs associated with gaming laws, regulations and licenses are significant.  Any change in the laws, regulations or licenses applicable to its business or a violation of any current or future laws or regulations applicable to its business or gaming licenses could require the Company to make substantial expenditures or could otherwise negatively affect its gaming operations.

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

Cash - Cash consists of cash in banks and on hand.  The Company maintains a substantial portion of its cash balances in financial institutions that are outside the United States of America or that may exceed the Federal Depository Insurance Corporation (“FDIC”) coverage of $250.  The Company has not experienced any losses in such accounts and believes it is not subject to any significant credit risk on cash.  In addition, the FDIC does not insure the Company’s foreign cash, which totaled $6,236 and $5,405 at December 31, 2012 and 2011, respectively.  The Company has not incurred any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

NOTE 8 - Stockholders’ Equity

For the years ended December 31, 2012 and 2011, the Company recognized stock-based compensation expense of $135 and $156, respectively, for the vesting of granted stock options and warrants.  On June 3, 2011, TWC received, at no cost to the Company, five (5) shares of its Common Stock which were voluntarily relinquished by a former shareholder.  The stock was returned to our authorized Common Stock reserve.  As part of their participation in the Company’s Deferred Compensation Plan, each member of the Company’s Board of Directors agreed to receive a portion of his annual retainer in shares of the Company’s Common Stock, aggregating $10 for the entire board, for the years ended December 31, 2012 and 2011, respectively.

On November 12, 2012, TWC’s board of directors approved a stock repurchase program, authorizing the repurchase of up to 500,000 shares of the Company’s Common Stock over a 12-month period.  The program does not obligate the Company to acquire any particular amount of Common Stock, and it could be modified, extended, suspended or discontinued at any time.  Thus, pursuant to the stock repurchase program and through a registered broker-dealer, TWC repurchased on the open market on November 23, 2012 and December 20, 2012, 4,900 shares at $2.50 per share, and 30,000 shares at $2.65 per share, respectively, arriving at an outstanding 8,836,735 shares at December 31, 2012.  In accordance with the retirement method, the aggregate cost of $92 was recorded against additional paid-in-capital.

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

NOTE 9 - Other Assets and Other Long-Term Liabilities

Notes Receivable — In connection with the TWC’s management of the Grand Casino Lav, on January 10, 2007, the Company extended three Euro-denominated loans totaling €967, or $1,278 at the December 31, 2012 exchange rate, to the Grand Hotel Lav, d.o.o. (“GHL”), the owner of the Grand Casino Lav and Nightclub.  At December 31, 2012, the balance of approximately €472, or $623 in principal amount, remained payable, as per the executed payment allocation and pledge of payment agreement related to the existing credit agreement and the 2006 Management Agreement.  GHL acknowledged the outstanding debt and committed to a revised payment schedule ending April 2013.  TWC still holds eight unexercised demand notes and believes the loan is fully collectible.

Advance Receivable — In August 2009, in pursuit of obtaining a gaming license in Hungary, TWC partnered with Vigotop Limited, a Cyprus-based company (“Vigotop”), to form a Hungarian company, KC Bidding Kft. (“KCB”), in which TWC became holder of a 25% equity interest. Subsequently, TWC extended a three-year, 1.0% interest per annum loan of approximately €930, or about $1,230, to KCB to form a Hungarian license concession company, SDI Europe Kft. (“SDI”), for the purpose of eventually operating the Class I casino in Hungary. SDI is a wholly-owned subsidiary of KCB. Through SDI’s intermediary, IMT LLC, a Delaware limited liability company, American Chance Casinos (“ACC”), an operations subsidiary of TWC, received a three-year, 2.1505% interest per annum loan of approximately $1,200. TWC expects the full lump sum repayment of advance receivable, upon maturity, from KCB, to offset its outstanding loan with IMT LLC. TWC management believes the loan to KCB is fully collectible. In the event KCB defaults in its repayment obligation to TWC with respect to the above mentioned loan, IMT will cancel the loan obligation from ACC to IMT and ACC will no longer be obligated to pay off the loan balance of approximately €910, or $1,200. In November 2010, the loan agreement between ACC and KCB was amended to change the maturity date to January 31, 2016 from December 31, 2012 and to establish an interest rate of 1% from January 1, 2012 through the new maturity date of the loan. In March 2011, the loan agreement between IMT and ACC was amended to change the maturity date to February 21, 2016 from January 31, 2013, and to establish an interest rate of 1% from January 1, 2012 through the new maturity date of the loan.  As of December 31, 2012, the TWC loan to KCB was $1,259 and was included in the Company’s deposits and other assets, while the IMT loan to TWC was $1,231 and was included in the Company’s long-term debt.

Since January 12, 2011, the date KCB received written notice of the cancellation by the Ministry for the National Economy of Hungary (the “MOE”), there have been several lawsuits and countersuits initiated by the Ministry for the National Economy of Hungary (the “MOE”) and by KCB, contesting the cancellation of the concession contract, which was signed on October 9, 2009, and alleged breaches of its terms.  The various court hearings have either been inconclusive or postponed pending further discovery processes.  The next court hearing is set for June 19, 2013.

Notwithstanding the foregoing, litigation results are never predictable. Further, by virtue of an existing agreement between Vigotop and TWC, all costs associated with obtaining the casino license were and will be borne by Vigotop.  If, however, the MOE is successful in terminating the  concession contract, it would be very likely that KCB would become insolvent, resulting in the loss of TWC’s entire non-cash investment of $1.3 million, representing TWC’s fee for services rendered.  In the opinion of TWC’s management, after consultation with legal counsel, the amount of ultimate liability with respect to these actions, if adversely decided to KCB, will not materially affect the Company’s consolidated financial statements and/or results of operations.

Restricted Deposits -  Restricted deposits amounted to CZK 22,000 and CZK 28,000, relating to Czech license bond requirements, for year 2012 and 2011, respectively.  Using respective year-end exchange rates, these deposits have been translated to $1,160 and $1,477 at December 31, 2012 and 2011, respectively.  The reduction in the bond requirement in 2012 was due to the elimination of TWC’s three slot subsidiary entities and their corresponding bonds, aggregating CZK 6,000, or $316. (See also “Note 2 - Summary of Significant Accounting Policies, Czech Gaming Taxes” above).

NOTE 10 - Income Taxes

In the Czech Republic, prior to January 1, 2012, gaming income was not subject to corporate income tax.  In lieu of income taxes, gaming income was subject to other taxes in the Czech Republic, including gaming and charity taxes, which were primarily based on percentages of gaming revenues.  Foreign net operating loss carry-forwards (disclosed below) were derived from non-gaming activities and could only be applied against non-gaming activities.  Effective January 1, 2012, the Czech government instituted an effective corporate income tax of 19.0%, on income.  As a result of the new tax laws and due to the potential and material income tax liability, the Company incurred an estimated income tax liability of $2,069 (which included $505 in deferred income tax) and $199 (which included $5 in deferred income tax) for the years ended December 31, 2012 and 2011, respectively.  Corporate income tax is payable by the end of June of the subsequent year, followed by estimated quarterly corporate income tax payments beginning in September 2013.

At December 31, 2012, the Company had U.S. and foreign net operating loss carry forwards (“NOL’s”) of approximately $43,003 and nil, respectively, available to offset certain future income taxes payable.  However, based on limited analysis, a sizable warrant exercise in February 2001 or earlier events may have triggered significant limitations of preexisting U.S. NOL’s, pursuant to Internal Revenue Code Section 382, to the extent that substantially all of the Company’s existing U.S. NOL’s prior to February 2001, aggregating approximately $14,676, may be significantly limited.  The U.S. NOL’s generated subsequent to February 2001, aggregating approximately $28,327, resulted in an estimated $12,747 deferred tax asset at December 31, 2012.  A full valuation allowance has been established for these deferred tax assets since its realization is considered unlikely.  Foreign book tax differences on fixed assets have resulted in a long-term deferred tax liability of $581, and is included in long-term liabilities on the balance sheet.  U.S. NOL’s cannot be used to offset Czech net income nor can Czech NOL’s be used to offset U.S. net income.

The foreign income taxes, included in the consolidated statements of operations, for the year ended December 31, 2012 and 2011 are summarized below:

(amounts in thousands)	2012	2011

Foreign income taxes	$1,564	$194
Deferred income tax liabilities	505	5

	$2,069	$199

The significant components of the income tax liabilities are as follows:

(amounts in thousands)	2012	2011

Tax benefit on U.S. pre-tax loss at Federal Statutory rates	$(986)	$(1,288)
U.S. valuation allowance increase	986	1,288
Foreign pre-tax income at foreign statutory rates	1,256	1,363
Foreign pre-tax income not subject to foreign tax		(1,164)
Release of foreign valuation allowance	(277)
Foreign non-deductible items	1,090

	$2,069	$199

The U.S. NOL’s expire between 2015 and 2019.  During the year ended December 31, 2012, there was an immaterial amount of foreign NOL’s which expired.  The following table presents the U.S.

and foreign components of pretax income before income taxes for the years ended December 31, 2012 and 2011:

(amounts in thousands)	2012	2011

U.S.	$(2,901)	$(3,789)
Foreign	6,611	7,176

	$3,710	$3,387

NOTE 11 - Stock Options and Warrants

Stock Options Plan

The activity in the Company’s stock option plan was as follows for the dates indicated:

	Number of Options	Range of Exercise Prices	Weighted Average Exercise Price

Balance outstanding, January 1, 2011	838,175	$2.00-22.00	$3.75

Expired in 2011	(500)	3.00-12.00	5.40

Balance outstanding, December 31, 2011	837,675	$2.00-22.00	$3.80

Expired in 2012	(177,100)	4.11-22.00	4.15

Balance outstanding, December 31, 2012	660,575	$2.00-15.00	$3.74

Exercisable, December 31, 2012	660,575	$2.00-15.00	$3.74

On January 4, 2008, pursuant to the Company’s 2004 Equity Incentive Plan and as part of his compensation package, TWC granted its Managing Director of Operations, who is a resident of the Czech Republic and is not a named executive officer of the Company, options to purchase 10,000 shares of the Company’s Common Stock.  The seven-year options have all vested as of December 31, 2012.  The exercise price for these options is $4.10 per share, the market closing price at the date of grant.

On May 26, 2009, TWC also granted options to purchase 410,000 shares of the Company’s Common Stock to 10 KMEs.  The seven-year options vest in four equal parts, with the first part on the date of grant and each subsequent part on the anniversary of the grant date.  The exercise price for these options, vested and unvested, is $3.50 per share, the market closing price at the date of grant. These options have fully vested as of December 31, 2012.

In each instance, the option exercise price per share was equal to or above the market value of the underlying stock on the date of grant.  Options generally expire between five and ten years after the date of grant or earlier upon termination of employment, as defined in the plan or agreements.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the below assumptions related to risk-free interest rates, expected dividend yield, expected lives and expected stock price volatility.  No new grants were issued in 2012 and 2011.

Additional information about the Company’s outstanding stock options at December 31, 2012 is as follows:

	Options Outstanding
		Weighted
		Average
		Remaining	Weighted
		Contractual	Average
Range of	Number of	Life	Exercise
Exercise Prices	Shares	(in Years)	Price

$0.01 to $2.00	75	3.00	$2.00
$2.01 to $3.00	60,975	0.61	$2.51
$3.01 to $3.50	412,250	3.39	$3.50
$3.51 to $4.00	50,550	0.76	$3.74
$4.01 to $10.00	136,550	1.94	$5.00
$10.01 to $25.00	175	0.22	$15.00
	660,575	2.63	$3.74

Warrants

The activity in the Company’s warrants is as follows:

Exercise Price		Balance,				Balance,				Balance,
per	Warrants	January 1,	Granted	Exercised	Expired	December 31,	Granted	Exercised	Expired	December 31,
Warrants	Expiring	2011	2011	2011	2011	2011	2012	2012	2012	2012

						—			—	—
$3.00	11/30/2014	75,000	(*)			75,000			—	75,000

		75,000	—	—	—	75,000	—	—	—	75,000

____________________________

(*)    On November 30, 2009, TWC granted 75,000 five-year warrants to purchase TWC Common Stock at the then market price of $3.00 per share, in connection with the Company’s engagement of a capital markets advisor, Hurricana Capital LLC.  The warrants vest over two-year period, with the first of three equal parts vested immediately upon the grant date, and the remaining parts upon the next succeeding anniversary dates of the grant.  As of December 31, 2012, all warrants have been vested. (See also “Note 8 — Stockholders’ Equity” above).

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

Further, the shareholders of the Company at its Annual Meetings, held in April 2006, May 2007 and May 2009, approved amendments to the 2004 Equity Plan to increase the authorized shares that may be issued under its provisions to a total of 927,270 shares, of which 17,270 remained available for issuance as of December 31, 2012.  Additionally, the amendments provide that option awards will be available for grants to the executive officers and non-employee directors as well as other key employees, except that non-employee directors are eligible to receive only awards of non-qualified stock options.

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

On March 7, 2012, pursuant to the requirements of the Deferred Plan, 40% of the 2011 Profit Sharing Plan awards, aggregating $260, was deferred into the Deferred Plan, to be paid out in stock.

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

On March 7, 2012, pursuant to the requirements of the Deferred Plan, 40% of the 2011 Profit Sharing Plan awards, aggregating $260, was deferred into the Deferred Plan, to paid out as stock.

2012 Profit Sharing Plan

The 2012 Profit Sharing Plan was approved by the Compensation Committee of the Board on January 20, 2012.

The 2012 Profit Sharing Plan permits designated KMEs to share in the profits of the Company.  The profit sharing pool was calculated based on a graduated scale of the attainment of consolidated year-end net income before taxes versus the annual budget and the maximum sum to be distributed from that pool will be determined annually as a percentage of the aggregate of the annual salaries of the KMEs.  Each KME is required, pursuant to the 2012 Profit Sharing Plan, to defer 40% of his or her annual profit sharing award, if attained, into the Deferred Plan. For the year ended December 31, 2012, a pool of $460 was reserved, pursuant to achievement of the target budget.

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

Evaluation of Disclosure Controls and Procedures.

We maintain a system of disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, which is designed to provide reasonable assurance that information, which is required to be disclosed in our reports filed pursuant to the Exchange Act, is accumulated and communicated to management in a timely manner. At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO/CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our CEO/CFO concluded that, as of the date of such evaluation, our disclosure controls and procedures were effective in timely alerting him to information related to the Company that is required to be included in our reports filed under the Exchange Act.

Changes in Internal Control over Financial Reporting.

As part of our normal operations, we update our internal controls as necessary to accommodate any modifications to our business processes or accounting procedures.  During the fourth quarter of 2012, there were no significant changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management considered the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework.”  Based on this assessment, management believes that, as of December 31, 2012, our internal control over financial reporting was effective.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our Board of Directors is responsible for overseeing the management of our business. We keep our directors informed of our business at meetings and through reports and analyses presented to the Board of Directors and committees of the Board. Regular communications between the directors and management also occur apart from meetings of the Board of Directors and committees of the Board. Specifically, from time to time the Board schedules calls with senior management to discuss the Company’s business strategies.  The following table provides information as of February 28, 2013 with respect to each of our directors and Mr. Rami S. Ramadan, our CEO or principal executive officer and principal financial officer (the “named executive officer”):

Name	Age	Position in the Company	Director Since
Rami S. Ramadan	63	CEO, CFO, President and Director	1999
Julio E. Heurtematte, Jr.(1)	77	Director	1998
Malcolm M.B. Sterrett (1)	70	Director, Chairman	1998
Geoffrey B. Baker (1),(2)	63	Director	1999
Timothy G. Ewing (1)	52	Director	2004
Patrick J. Bennett, Sr. (3)	65	Director	2013

____________________________

(1)        Member of each of the Audit (except for Mr. Ewing), Nominating and Compensation Committees.

(2)        Mr. Baker, who was appointed to fill a vacancy on the Board of Directors on December 22, 1998, resigned from his position on May 13, 1999 and rejoined the Board on August 4, 1999.

(3)        Mr. Bennett was appointed to fill a vacancy on the Board of Directors on February 6, 2013.

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

Geoffrey B. Baker.   Mr. Baker is a private investor and since 1983 has been a partner in a private investment firm and a member of various corporate and civic boards. A graduate of Stanford University and Georgetown University Law Center, Mr. Baker previously served as Legislative Director to U.S. Senator Lowell P. Weicker, Jr., and as Professional Staff Member on the U.S. Senate Committee on Commerce, Science and Transportation.  We believe Mr. Baker’s financial expertise and valuable experience sitting on other boards will enable him to make important contributions to our Board of Directors.

Timothy G. Ewing.   Mr. Ewing, a Chartered Financial Analyst, is the managing partner of Ewing & Partners and the manager of Value Partners, Ltd., a private investment partnership formed in 1989, and of the Endurance Partnerships, private investment partnerships formed in 2001.  Mr. Ewing has been a member of the board of directors of Cherokee, Inc. (NASDAQ:  CHKE) in Sherman Oaks, California since 1997.   In addition, he is the past chairman of the board and serves on the governing board of the Perot Museum of Nature & Science in Dallas, Texas.  He serves on the board of trustees of the Baylor Healthcare System Foundation, and the advisory board of the University of Texas at Dallas’ Holocaust Studies Program.  We believe Mr. Ewing’s financial expertise as managing partner of a private investment firm, as well as sitting on other boards, will enable him to make important contributions to our Board of Directors.

Patrick J. Bennett, Sr.   Mr. Bennett is the President and Founder of CEO Strategies Group, a private consulting group formed in February 2011. From 2001 to 2011, Mr. Bennett served as Executive Vice President, then as President and CEO of Covad Communications.  Between 1998 and 2000, he served as Executive Vice President and Chief Operating Officer of Rogers AT&T Wireless.  Since 2012, he served as a director at Livewire Mobile, Inc.  (OTC: LVWR) in Littleton, Massachussetts.  We believe Mr. Bennett’s financial and operating expertise, as well as his experience sitting on other boards will enable him to make valuable contributions to our Board of Directors.

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

The Board holds biweekly telephone conference calls and meets in person on an as-needed basis.  The Board has established several committees, described below, which also meet on an as-required basis during the year.  The Board met via conference calls weekly, in person twice, and conducted business by written consent once during the Company’s fiscal year ended December 31, 2012.  No director attended fewer than 75% of the total number of meetings of the Board or meetings of committees of the Board during the year ended December 31, 2012.  While the Company has no policy relating to director attendance at the Company’s annual meeting of shareholders, directors are encouraged to attend.  All of the Company’s directors attended the 2012 annual meeting of shareholders.  None of our directors have been involved in any legal proceedings that are material to an evaluation of the ability or integrity of any director.

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

Consistent with these considerations, our Board has reviewed all relationships between the Company and the members of the Board.  Except for Mr. Ramadan, who serves as the Company’s President, CEO and CFO, and as a member of the Company’s Board of Directors, the remaining five members of the Company’s Board of Directors consist of independent directors who meet the requirements of rules for independence promulgated by the SEC and by The NASDAQ Stock Market.

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

The Audit Committee is composed of Mr. Baker, the Committee’s Chairman, Messrs. Heurtematte, and Sterrett, all non-employee, “independent” directors, with Mr. Heurtematte serving as the “audit committee financial expert.”  Mr. Ewing resigned from the Audit Committee on October 16, 2009.  The committee met twice in person and conferred by telephone conference calls four times in 2012.

Compensation Committee

Our Compensation Committee reviews the performance of, and sets the compensation for, executive officers of the Company and sets the terms of grants of awards under the 2004 Equity Plan and any other equity-based compensation plans adopted by the Company. The Compensation Committee operates pursuant to the Compensation Committee charter, which is available on our website at www.transwc.com or in print to any stockholder who requests a copy, free of charge, from Jill A. Yarussi, Corporate Secretary, Trans World Corporation, 545 Fifth Avenue, Suite 940, New York, New York 10017.  The Compensation Committee did not retain or obtain the advice of any compensation consultant during 2012.

The Compensation Committee, which is composed of Mr. Heurtematte, the Committee’s Chairman, Messrs. Baker, Sterrett and Ewing, met twice in person, and conferred by telephone once 2012.

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

The Nominating Committee is composed of Mr. Ewing, its Chairman, Messrs. Baker, Heurtematte and Sterrett, and met once and conferred by telephone once during 2012.  There were no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors during 2012.

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

Prior to June 2003, Value Partners held a controlling 57.5% of our issued and outstanding Common Stock.  Further, as part of its participation in the 2003 recapitalization, Value Partners received an additional 3,270,104 shares.  After the issuance of 2,809,188 and 1,000,000 shares of Common Stock as part of two separate private placements that occurred in December 2005 and August 2007, respectively, Value Partners’ beneficial ownership was reduced from 70.9% to 37.6% of our issued and outstanding Common Stock.  As of February 28, 2013, Value Partners held 37.7% of our issued and outstanding Common Stock.  Mr. Ewing, one of our directors, can be considered to be a controlling person of Value Partners, and by virtue of his ownership of an additional 19,013 shares of deferred compensation stock, Mr. Ewing beneficially owned at such date, in the aggregate, 37.8% of our issued and outstanding stock.

Wynnefield Small Cap Value Offshore Fund, Ltd, Wynnefield Partners Small Cap Value LP and Wynnefield Partners Small Cap Value LP1 (collectively known as “Wynnefield Capital”) participated in the Company’s two private equity placements.  As of February 28, 2013, Wynnefield Capital held 24.7% of our issued and outstanding Common Stock.  (See also “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”).

As of February 28, 2013, Mr. Lloyd I. Miller, III, through his control of the funds, Trust A-4 — Lloyd Miller, Lloyd I. Miller IRA, Milfam II, L.P. and LIMFAM LLC (collectively the “Miller Funds”), held 22.7% of our issued and outstanding Common Stock.

We know of no other person or entity who owns 10% or more of the Company’s Common Stock.

Based solely on review of the copies of such forms either filed by us on behalf of our directors and named executive officer, or furnished to us, we believe that all applicable Section 16(a) filing requirements were satisfied by our directors and named executive officer during 2012.

Code of Ethics

Our Board of Directors adopted a Code of Ethics which covers all company executives of TWC and our subsidiaries.  The Code of Ethics requires that senior management avoid conflicts of interest; maintain the confidentiality of information relating to the Company; engage in transactions in the Common Stock only in compliance with applicable laws and regulations and the requirements set forth in the Code of Ethics; and comply with other requirements which are intended to ensure that such officers conduct business in an honest and ethical manner and otherwise act with integrity and in the best interest of TWC.  In March 2010, all of our key management employees and officers reaffirmed, in writing, their commitment to our Code of Ethics. No waivers from, or amendments to, our Code of Ethics were approved or granted by our Board of Directors in 2012.  It is our Company’s intention to review and reaffirm our Code of Ethics in year 2013.

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

Role of the Named Executive Officer and Management.  The named executive officer provides recommendations to our Committee on matters of compensation philosophy, plan design and the general guidelines for other executive officers’ and employee compensation.  These recommendations are then considered by the Committee. The chief executive officer generally attends Committee meetings but does not vote and is not present for executive sessions or for any discussion of his own compensation.

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

For 2012, pursuant to the evergreen renewal terms of his July 1, 2005 employment agreement, Mr. Ramadan’s employment was automatically renewed for a one-year term ending December 31, 2013.  The base annual salary for Mr. Ramadan for 2013 is $450,000.  Base salary is considered in conjunction with the short-term annual bonus component of our executive compensation program.

Bonuses.  In addition to the 2012 Profit Sharing Plan (see “Note 12 - Compensation Plans” of the Notes to the Consolidated Financial Statements, above), a discretionary cash bonus for the named executive officer is determined by the Compensation Committee, on an annual basis, where applicable.  The amount of the bonus is based on the Company’s overall performance as well as an evaluation of the individual’s performance.  In 2011 and 2012, the Compensation Committee granted individual performance awards of $150,000 and $200,000, respectively, to the named executive officer.

Stock Options.  In determining the size of stock option grants to executive officers, our Committee considers the Company’s financial performance against the strategic plan as attributed to executive officers.  In this regard, our Committee granted stock options to Mr. Ramadan, the chief executive officer, on July 1, 2005, as part of his employment contract renewal.  Mr. Ramadan was granted seven-year options, which vested over a four-year vesting period, to purchase an aggregate total of 175,000 shares of the Company’s Common Stock at the exercise prices ranging from $2.80 at July 1, 2005, incrementally increasing every six months, to a maximum of $4.11 on January 1, 2012.  All of these options have expired on July 1, 2012.

On February 4, 2007, Mr. Ramadan was granted seven-year options to purchase 50,000 shares of Common Stock, of which options to purchase 12,500 shares vested immediately, and the balance vested in three equal parts, over a three-year vesting period, on the anniversary of the date of grant.  The exercise price of these options was set at $3.75 per share, the closing market price of the shares on the date of grant.  As of December 31, 2012, these said options to purchase 50,000 shares have all been fully vested.

Further, on October 23, 2007, pursuant to the Company’s 2004 Equity Incentive Plan, as amended (the “2004 Equity Plan”), Mr. Ramadan was granted seven-year options to purchase 125,000 shares of Common Stock, with options to purchase 25,000 shares to be vested immediately, and the balance vested in four equal parts, over a four-year vesting period, on the anniversary of the date of grant.  The exercise price of all these options was set at $4.85 per share, the closing stock price on October 23, 2007, and escalated to $5.05 on its first anniversary.  On May 26, 2009, the Company’s Board of Directors froze the exercise price at $5.05 for the entire grant.  As of December 31, 2012, these said options have all been fully vested.

On May 26, 2009, pursuant to the Company’s 2004 Equity Plan, as amended, our Compensation Committee approved the grant of seven-year options to purchase an aggregate of 410,000 shares of Common Stock to ten of the Company’s key management employees, excluding the chief executive officer, with a quarter of the total grant vesting immediately, and the balance to be vested in three equal parts over a three-year vesting period on the anniversary of the date of grant.  The exercise price of all these options, vested and unvested, was set at the grant date’s market closing price of $3.00 per share.  The grants were in recognition of their efforts to continually and consistently improve the performance of the Company. (See also “Note 11 - Stock Options and Warrants” of the Notes to the Consolidated Financial Statements).

Any unvested options granted under Mr. Ramadan’s employment agreement will, automatically and without any further action on the part of Mr. Ramadan, the Company, or any members of the Compensation Committee, terminate upon the effective date of the termination or expiration of his employment agreement, except that all unvested options granted thereunder will, automatically and without any further action on the part of any person, vest to Mr. Ramadan upon the closing date of a change of control (as defined by the employment agreement) of the Company. All such vested options must be surrendered or otherwise converted into cash or securities of the acquiror or exercised as required or permitted by the terms and conditions of the change of control documents.  Any extension of the terms of his employment agreement beyond December 31, 2007 will not result in the extension of any option grant vesting or exercise periods set forth above.

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

All unvested restricted stock granted hereunder will, automatically and without any further action on the part of Mr. Ramadan or any members of the Compensation Committee, terminate upon the effective date of the termination or expiration of his employment agreement, except that all unvested restricted stock granted thereunder will, automatically and without any further action on the part of any person, vest to Mr. Ramadan upon the closing date of a change of control (as defined in the employment agreement) of the Company. All such vested restricted stock must be converted into cash or securities of the acquiror as required or permitted by the terms and conditions of the change of control documents.  Any extension of the terms of his employment agreement beyond December 31, 2007 will not result in the extension of any stock grant vesting or exercise periods set forth above.  As of December 31, 2012, there were no shares of restricted stock vested.

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

Summary Compensation Table

The following table sets forth a summary of certain information concerning the compensation awarded or paid by our Company or our subsidiaries for services rendered in all capacities during the fiscal years ended December 31, 2012 and 2011 to the Company’s executives, who, with the exception of Mr. Ramadan, are not “named executive officers” of the Company:

Name and Principal Position	Year	Salary	Bonus(1)	Stock Awards	Option Awards(2)	Non- Equity Incentive Plan Compensation(3)	Nonqualified Deferred Compensation Earnings(4)	All Other Compensation(5)	Total
Rami S. Ramadan,	2012	$450,000	$200,000	$—	$—	$156,646	$—	$21,000	$827,646
Chief Executive Officer/Chief Financial Officer	2011	$450,000	$150,000			$226,200		$20,000	$846,200

Paul D. Benkley,	2012	$217,000	$46,300		$4,925	$75,509		$11,900	$355,634
Director of Development	2011	$203,000	$51,500		$4,925	$102,050		$11,900	$373,375

Thomas Mähder,	2012	$227,000	$38,600		$4,925	$79,261		$23,200	$372,986
Managing Director of Operations (6)	2011	$216,000	$34,300		$4,925	$108,550		$15,000	$378,775

(1)                Represents awards based on personal performance evaluation and, in the case of Mr. Ramadan, also at the discretion of the Company’s Compensation Committee.

(2)                Reflects the amount expensed in accordance with accounting and reporting requirements with respect to the granting of stock options.  For a discussion of the assumptions used to establish the valuation of the stock options, reference is made to Note 2 of the Notes to the Consolidated Financial Statements.  Additional information is also included in the table entitled “Grants of Plan-Based Awards for the Year Ended December 31, 2012.”

(3)                Earned employee award pursuant to the Company’s effective Profit Sharing Plan, 40% of which is deferred into the Deferred Compensation Plan and will be paid out in Common Stock.

(4)                There were no above-market or preferential earnings on nonqualified deferred compensation for the named executive officer.

(5)                Consists of the cost of a leased automobile for business use to Mr. Ramadan and Mr. Mähder, and for Mr. Benkley, a car allowance; and for Mr. Ramadan, an employer-matching contribution toward his 401(k) plan. Mr. Mähder’s other compensation includes a Company-provided apartment in our Hotel Savannah.

(6)                Mr. Mähder was hired on January 2, 2008; his annual salary and bonus, if any, is paid in the local currency of the Czech Republic.

Equity Compensation Plans

The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors) in effect as of December 31, 2012.

Plan category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders (1)	660,575	$3.74	187,270
Equity compensation plans not approved by security holders (2)
Total	660,575	$3.74	187,270

____________________________

(1)      Represents all the outstanding options issued under the 2004 Equity Plan and previous equity compensation plans.

(2)      Does not include accruals made under the Company’s Deferred Compensation Plan for directors and qualified employees who may only receive such amounts in shares of the Company’s Common Stock upon elected deferment terms.

The following table sets forth information concerning grants of awards pursuant to plans made to the executives during the year ended December 31, 2012:

Grants of Plan-Based Awards for the Year Ended December 31, 2012

								All Other	All Other		Grant Date
		Estimated Future Payouts			Estimated Future Payouts			Stock Awards:	Option Awards:	Exercise or	Fair Value
		Under Non-Equity Incentive			Under Incentive			Number of	Number of	Base Price	of Stock
		Plan Awards (1)			Plan Awards			Shares of	Securities	of Option	and Option
	Grant	Threshold	Target (2)	Maximum	Threshold	Target	Maximum	Stock/Units	Underlying Options	Awards	Awards
Name	Date	$000	$000	$000	#	#	#	#	#	($/Sh)	($/Sh)

Rami S. Ramadan	2012	$56		$224	—	—	—	—	—	$—	$—

Paul D. Benkley	2012	$27		$108

Thomas Mähder	2012	$28		$113

____________________________

(1)             Pursuant to the named executive officer and the other listed executives’ participation in the 2012 Profit Sharing Plan.

(2)             No target amounts were established for any of the executives with regards to fiscal year 2012.

A summary description of our Company’s equity compensation plans are found at “Notes 11 and 12 “Stock Options and Warrants” and “Compensation Plan,” respectively, of the Notes to the Consolidated Financial Statements.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding equity awards held by the named executives as of December 31, 2012:

	Option Awards						Stock Awards			Equity Incentive Plan Awards
	Number of Securities Underlying Unexercised Options			Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned	Option Exercise	Option Expiration	Number of Shares or Units of Stock That Have Not		Market Value of Shares or Units of Stock That Have Not	Number of Unearned Shares, Units of Stock, or Other Rights That Have Not	Market Value of Unearned Shares, Units of Stock, or Other Rights That Have Not
Name	Exercisable		Unexercisable	Options	Price	Date	Vested		Vested	Vested	Vested

Rami S.	125,000	(1)	—	—	$5.05	10/23/14	75,000	(2)	—	—	$—
Ramadan	50,000	(3)			$3.75	02/04/14
	1,500	(4)			$3.30	07/12/14
	1,500	(4)			$6.00	07/12/13

Paul D.	200	(5)			$3.50	12/10/13
Benkley	300	(5)			$3.00	12/10/14
	10,000	(5)			$2.50	08/02/13
	60,000	(5)			$3.50	05/26/16

Thomas C.	10,000	(6)			$4.10	01/04/15
Mähder	45,000	(6)			$3.50	05/26/16

____________________________

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

(4)                     Options to purchase an aggregate of 4,500 shares of Common Stock granted under the previous employment agreement have already vested, of which 1,500 options have expired. (See “Compensation Discussion and Analysis - Stock Options” above).

(5)                     On December 10, 2003, Mr. Benkley was granted ten-year options to purchase 200 shares of Common Stock, at an exercise price of $3.50 per share, the market closing price at the date of grant.  On the following anniversary date, he was granted 300 ten-year options, at an exercise price of $3.00 per share, the market closing price at the date of grant.  These said options vested immediately.  On August 2, 2006, Mr. Benkley was also granted seven-year options to purchase 10,000 shares of Common Stock, at an exercise price of $2.50 per share, the market closing price at the date of grant; these options vested over a three year period and are now fully vested.  On May 26, 2009, Mr. Benkley was granted seven-year options to purchase 60,000 shares of Common Stock, with options to purchase 15,000 shares vesting immediately, and the balance that vested in equal parts, over a three-year vesting period, on the anniversary of the date of grant.  The exercise price of these options was set at $3.50 per share, the market closing price at the date of grant.  As of December 31, 2012, these options have fully vested.

(6)                     On January 4, 2008, Mr. Mähder was granted seven-year options to purchase 10,000 shares of Common Stock, with options to purchase 2,500 shares vesting immediately, and the balance that vested in equal parts, over a three-year vesting period, on the anniversary of the date of grant.  The exercise price of these options was set at $4.10 per share, the market closing price at the date of grant.  On May 26, 2009, Mr. Mähder was granted seven-year options to purchase 45,000 shares of Common Stock, with options to purchase 11,250 shares vesting immediately, and the balance that vested in equal parts, over a three-year vesting period, on the anniversary of the date of grant.  The exercise price of these options was set at $3.50 per share, the market closing price at the date of grant. As of December 31, 2012, these options have fully vested.

Option Exercises and Stock Vested

No stock options were exercised and no shares of restricted stock vested for the named executive officer or for the other executives in 2012.

Nonqualified Deferred Compensation

Neither the named executive officer nor the other executives earned any nonqualified deferred compensation in 2012.

Employment and Change of Control Agreements

We extended the employment agreement with Mr. Ramadan in 2012, pursuant to which the Company agreed to employ Mr. Ramadan as President, Chief Executive Officer and Chief Financial Officer for another year ending on December 31, 2012.  For additional information, see “Compensation Discussion and Analysis - Employment/Severance Agreements” below.

Our Company, as part of an employment agreement renewal, amended the change of control agreement with Mr. Ramadan.  See “Compensation Discussion and Analysis — Additional Components of Executive Compensation” above.

Potential Payments upon Termination of Employment or a Change in Control

The following table describes the potential payments to Mr. Ramadan, the named executive officer, upon an assumed termination of employment or a change in control as of December 31, 2012:

Payments and Benefits	Voluntary Termination	Termination for Cause	Involuntary Termination Without Cause or Termination by the Executive for Good Reason With a Change in Control	Material Breach of Agreement by Company	Death or Disability

Accrued vacation pay (a)	$35,000	$35,000	$35,000	$35,000	$35,000

Accrued sick pay (b)	10,000	10,000	10,000	10,000	10,000

Severance payments and benefits: (c)

Cash severance (d)			450,000	450,000

Medical and dental benefits (e)			28,000	28,000

Equity awards:

Vested stock options and restricted stock awards (f)

Unvested stock options and restricted stock awards (g)			198,800

Total payments and benefits	$45,000	$45,000	$721,800	$523,000	$45,000

____________________________

(a)         Represents a total of twenty days of accrued and unused vacation time due to Mr. Ramadan as of December 31, 2012.

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

(d)         Represents Mr. Ramadan’s annual base salary, to be paid in twelve (12) equal payments, commencing on Mr. Ramadan’s pay date closest to the date of termination.

(e)          Represents the estimated present value cost of providing continued medical and dental coverage to Mr. Ramadan for an assumed period ending at the earlier of (i) the date he is entitled to receive substantially similar benefits from a subsequent employer, or (ii) 12 months from the employment termination date.  The estimated costs assume the current insurance premiums and other costs for 12 months from December 31, 2012.

(f)           All vested stock options and restricted stock awards are exercisable as set forth in Mr. Ramadan’s employment agreement or the plans under which they were granted, except upon a change in control, in which case, they must be surrendered, or otherwise converted into cash or securities of the acquirer, or exercised as required, or permitted by the terms and conditions of the change in control documents.  The vested stock options were “under water,” based on the December 31, 2012 reported closing price of the Company’s Common Stock of $2.65 per share and no shares of the restricted stock had vested at such date.

(g)          All unvested restricted stock will terminate upon the termination or expiration of the employment agreement except upon a change of control in which case they will vest on the closing date of change of control. The unvested restricted stock would be worth approximately $198,800, based on the December 31, 2012 reported closing price of the Company’s Common Stock of $2.65 per share.

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

The following table sets forth information concerning compensation paid or accrued by our Company to each member of the Board of Directors during the year ended December 31, 2012.  As an employee-director, Mr. Ramadan received no compensation for his board and committee memberships.   His compensation is fully reported in the Summary Compensation Table above.

Name	Fees Earned or Paid in Cash (1)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings (2)	All Other Compensation	Total

Geoffrey B. Baker	$35,000	$—	$—	$—	$2,500	$—	$37,500

Timothy G. Ewing	$30,000				$2,500		$32,500

Julio E. Heurtematte, Jr.	$35,000				$2,500		$37,500

Malcolm M.B. Sterrett	$37,500				$2,500		$40,000

____________________________

(1)         Includes payment of directors’ retainer fees for service on the Board of the Company.  Also includes the payment of fees for service as Chairman of the Board, as chairman of a Board committee and for service on the Audit Committee.  Mr. Ewing resigned from the Audit Committee on October 16, 2009.

(2)         Pursuant to the Company’s adoption of the Deferred Compensation Plan in June 2006, each director elected to defer a portion of his quarterly retainer, which, for the year ended December 31, 2012, was $2,500 each for Mr. Baker, Mr. Ewing, Mr. Heurtematte and Mr. Sterrett, respectively.

Severance Agreement

On October 1, 2012, pursuant to evergreen renewal terms of Mr. Ramadan’s employment agreement, our Company automatically extended Mr. Ramadan’s employment agreement, originally dated July 1, 2005, to which we agreed to employ him as President, Chief Executive Officer and Chief Financial Officer for a renewable term of one year, currently ending on December 31, 2013, with a current base annual salary of $450,000.  Mr. Ramadan will continue to be eligible to participate in the 2004 Equity Plan and any present or future employee benefit plans, including the 2012 Profit Sharing Plan and the Deferred Compensation Plan. He will also be reimbursed for reasonable travel and out-of-pocket expenses necessarily incurred in the performance of his duties.

In the event his employment agreement is terminated without cause, or if he terminates his employment agreement after a change in control for good reason, as defined in the agreement, Mr. Ramadan will receive one year’s salary.  The agreement is also subject to numerous termination provisions in the event of death, disability, discharge for cause, and material breach thereof.  In addition, if our Company terminates the agreement without cause, materially breaches the employment agreement and does not cure such breach, or if Mr. Ramadan terminates the employment agreement after a change in control for good reason, we will continue to provide Mr. Ramadan with his medical insurance benefits then in effect until the date of the earlier of the commencement of his full time employment with another employer, or the first anniversary date of the termination date of the employment agreement.  Further, the employment agreement provides that unless either the Company or Mr. Ramadan notifies the other of its/his intent not to extend the term on or prior to each September 30th thereafter, then the term will be automatically extended for a period of one year to the next December 31st.  Accordingly, the term of Mr. Ramadan’s employment agreement was, as of October 1, 2012, automatically extended to December 31, 2013.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our Common Stock as of February 28, 2013 (the “Calculation Date”), unless otherwise noted, (a) by each shareholder who is known by the Company to own beneficially more than 5.0% of the outstanding Common Stock, (b) by each director, (c) by each “named executive officer” in the Summary Compensation Table above and by all named executive officers and directors as a group. Unless otherwise noted, each of the shareholders listed in the table or included within a group listed in the table possesses sole voting and investment power with respect to the shares indicated, subject to community property laws where applicable. The business address for each director and officer of our Company is 545 Fifth Avenue, Suite 940, New York, New York 10017.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned (1)	Percentage of Ownership (1)

Value Partners, Ltd. (2)	3,326,679	37.7%
Wynnefield Funds (3)	2,177,756	24.7
Miller Funds (4)	1,999,229	22.7
Rami S. Ramadan (5)	307,508	3.4
Julio E. Heurtematte, Jr. (6)	29,734	*
Malcolm M.B. Sterrett (7)	29,734	*
Geoffrey B. Baker (8)	29,734	*
Timothy G. Ewing (9)	3,345,692	37.8
Patrick J. Bennett, Sr. (10)		*
All directors and the executive officer as a group (6 persons) (11)	3,742,402	40.9%

____________________________

* Less than 1% of the issued and outstanding shares of the Company’s Common Stock.

(1)         The percentage of outstanding shares is based on 8,826,335 shares outstanding as of February 28, 2013 and, for certain individuals and entities, on reports filed with the SEC or on information provided directly to our Company by such individuals or entities. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from February 28, 2013 upon the exercise of options. Each beneficial owner’s percentage ownership is determined by assuming that options that are held by such person (but not those held by any other person) are exercisable within 60 days from February 28, 2013 have been exercised. Included are shares of Common Stock issuable upon the exercise of options to purchase the Company’s Common Stock.

(2)         Value Partners, Ltd. is a Texas limited partnership, managed by Ewing & Partners, whose business address is 5646 Milton Street, Suite 880, Dallas, Texas 75206. Mr. Timothy G. Ewing, a director of TWC, is the controlling person of Value Partners, Ltd.

(3)         Wynnefield Partners Small Cap Value LP and Wynnefield Partners Small Cap Value LP I are managed by Wynnefield Capital Management, LLC, while Wynnefield Small Cap Value Offshore Fund, Ltd is managed by Wynnefield Capital, Inc..  Wynnefield Capital Management, LLC (“WCM”) and Wynnefield Capital, Inc. (“WCI”) are private investment firms, whose same address is 450 Seventh Avenue, Suite 509, New York, New York 10123.  Nelson Obus and Joshua Landes share voting and investment control over the portfolio securities of WCM and WCI.  Mr. Obus and Mr. Landes each beneficially owns 2,177,756 shares of Common Stock.  Of the beneficial ownership total, 1,335,353 of these said shares were acquired as a result of their participation in TWC’s two private placements.  Currently, Wynnefield Small Cap Value Offshore Fund, Ltd. beneficially owns 424,136 shares of Common Stock; Wynnefield Partners Small Cap Value LP I beneficially owns 1,047,531 shares of Common Stock; and Wynnefield Capital Management, LLC beneficially owns 706,089 shares of Common Stock.

(4)         Trust A-4 — Lloyd I. Miller, Milfam II L.P., LIMFAM LLC, and Lloyd I. Miller — IRA, collectively referred to as the “Miller Funds,” whose address is 222 Lakeview Avenue, Suite 160-365, West Palm Beach, Florida 33401, is controlled and managed by Mr. Lloyd I. Miller III, who currently beneficially owns, through these holdings, 1,999,229 shares of the Company’s Common Stock.  The Trust A-4 — Lloyd I. Miller fund beneficially owns 1,189,895 shares of Common Stock; the Milfam II, L.P. fund beneficially owns 641,667 shares of Common Stock; the LIMFAM LLC fund beneficially owns 166,667 shares of Common Stock; and the Lloyd I. Miller — IRA fund beneficially owns 1,000 shares of Common Stock.

(5)         Consists of 13,500 shares of Common Stock, 178,000 shares subject to incentive stock options granted to Mr. Ramadan, of which all have vested, 41,008 shares issuable under the Deferred Compensation Plan, plus 75,000 shares of restricted stock, none of which have vested. (See “Item 11.  Executive Compensation,” above.)

(6)         Includes 24,029 shares of Common Stock and 25 shares of Common Stock subject to non-qualified ten-year options granted under the 1999 Director Plan at the end of each calendar quarter ended September 30, 2000 through June 30, 2006, all of which were fully vested on the dates of grant.   Effective the quarter ended September 30, 2006, as part of Mr. Heurtematte’s participation in the Company’s Deferred Compensation Plan, quarterly option grants were terminated for members of the Board of Directors in lieu of a nominal increase in the annual retainer, of which a minimum of 25% is allocated to the Deferred Compensation Plan.  Mr. Heurtematte also has 5,380 shares issuable under the Deferred Compensation Plan, for which he annually contributed a portion of his retainer fees.

(7)         Includes 24,029 shares of Common Stock and 25 shares of Common Stock subject to non-qualified ten-year options granted under the 1999 Director Plan at the end of each calendar quarter ended September 30, 2000 through June 30, 2006, all of which were fully vested on the dates of grant.  Effective the quarter ended September 30, 2006, as part of Mr. Sterrett’s participation in the Company’s Deferred Compensation Plan, quarterly option grants were terminated for members of the Board of Directors in lieu of a nominal increase in the annual retainer, of which a minimum of 25% is allocated to the Deferred Compensation Plan.  Mr. Sterrett also has 5,380 shares issuable under the Deferred Compensation Plan, for which he contributed quarterly a portion of his retainer fees.

(8)         Includes 24,029 shares of Common Stock and 25 shares of Common Stock subject to non-qualified ten-year options granted under the 1999 Director Plan at the end of each calendar quarter ended September 30, 2000 through June 30, 2006, all of which were fully vested on the dates of grant.  Effective the quarter ended September 30, 2006, as part of Mr. Baker’s participation in the Company’s Deferred Compensation Plan, quarterly option grants were terminated for members of the Board of Directors in lieu of a nominal increase in the annual retainer, of which a minimum of 25% is allocated to the Deferred Compensation Plan.  Mr. Baker also has 5,380 shares issuable under the Deferred Compensation Plan, for which he contributed quarterly a portion of his retainer fees.

(9)         Mr. Timothy G. Ewing is the managing partner of Ewing & Partners, which manages Value Partners, Ltd.  His beneficial ownership includes 3,326,679 shares of Common Stock, held by Value Partners, Ltd. (See also Note (2) above).  Effective the quarter ended September 30, 2006, as part of Mr. Ewing’s participation in the Company’s Deferred Compensation Plan, quarterly option grants were terminated for members of the Board of Directors in lieu of a nominal increase in the annual retainer, of which a minimum of 25% is allocated to the Deferred Compensation Plan.  In addition to his beneficial ownership of Value Partners, Mr. Ewing also has 19,013 shares issuable under the Deferred Compensation Plan, for which he contributed quarterly a portion of his retainer fees.

(10)  Mr. Patrick J. Bennett, who was appointed on February 6, 2013 to fill a vacancy on our Board of Directors, holds no beneficial ownership in the Company as of the date of this table.

(11)  See Notes (5), (6), (7), (8), (9) and (10) above.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

With respect to the determination of director independence, please see Part III, Item 10. “Directors, Executive Officers and Corporate Governance — Information about our Board and its Committees.”

The Company did not engage in any transactions during 2012, and has no plans to engage in any transactions during 2013, in excess of $120,000 in which any director, executive officer or shareholder owning 5% or more of the Common Stock (a “5% shareholder”) of the Company or any immediate family member of any director, executive officer or 5% shareholder of the Company had or has a direct or indirect material interest.

Item 14.  Principal Accountant Fees and Services.

Rothstein Kass, our principal independent accountants, provided audit and non-audit services to the Company in 2012 and 2011, which are described below.  We have been advised by Rothstein Kass that neither that firm nor any of its associates has any relationship with our Company or its subsidiaries other than the usual relationship that exists between independent accountants and clients.

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

The following table shows the fees that were billed to the Company by Rothstein Kass for professional services rendered for the fiscal years ended December 31, 2012 and December 31, 2011.

Fee Category	2012	2011
Audit fees	$205,000	$205,000
Audit-related fees
Tax fees	45,000	45,000
All other fees
Total fees	$250,000	$250,000

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

A copy of any exhibits listed or referred to herein will be furnished at a reasonable cost to any person who was a shareholder of our Company as of February 28, 2013, upon written request from any such person. Requests should be sent to: Jill A. Yarussi, Corporate Secretary, Trans World Corporation, 545 Fifth Avenue, Suite 940, New York, New York 10017.

TRANS WORLD CORPORATION

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2012

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2012 and 2011, (ii) the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2012 and 2011, (iii) the

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011 and (v) the notes to the Consolidated Financial Statements, tagged as blocks of text.**

**

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

Dated: March 6, 2013
	By:	/s/ Rami S. Ramadan
Rami S. Ramadan
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant on March 6, 2013 in the capacities indicated.

Signature and Title

/s/ Rami S. Ramadan
Director, President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)

/s/ Geoffrey B. Baker
Director

/s/ Timothy G. Ewing
Director

/s/ Julio E. Heurtematte, Jr.
Director

/s/ Malcolm M.B. Sterrett
Director and Chairman of the Board