Form 10-Q
period 2013-03-31
TRANS WORLD CORP
filed 2013-05-02
CIK 914577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

 YES ☐ NO ☒

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of May 1, 2013 was 8,825,335.

TRANS WORLD CORPORATION AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2013

INDEX

PART 1 — FINANCIAL INFORMATION

i

ITEM 1.                                                FINANCIAL STATEMENTS

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2013 and December 31, 2012

(in thousands, except for share data)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$5,460	$6,887
Prepaid expenses	458	316
Notes receivable	633	663
Other current assets	332	262

Total current assets	6,883	8,128

PROPERTY AND EQUIPMENT, less accumulated depreciation of $12,566 and $12,877, respectively	32,332	34,067

OTHER ASSETS:
Goodwill	6,051	6,396
Deposits and other assets	2,289	2,439

Total other assets	8,340	8,835

	$47,555	$51,030

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Long-term debt, current maturities	$1,339	$1,836
Capital lease, current portion	53	55
Accounts payable	289	804
Interest payable	10	15
Czech gaming tax accrual	1,518	1,943
Foreign income tax accrual	1,539	1,480
Accrued expenses and other current liabilities	1,424	1,612

Total current liabilities	6,172	7,745

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	1,264	1,376
Capital lease, less current portion	113	134
Deferred foreign tax liability	549	581

Total long-term liabilities	1,926	2,091

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 4,000,000 shares authorized, none issued
Common stock, $0.001 par value, 20,000,000 shares authorized, 8,825,835 shares in 2013 and 8,836,735 shares in 2012, issued and outstanding	9	9
Additional paid-in capital	52,617	52,454
Accumulated other comprehensive income	5,394	7,562
Accumulated deficit	(18,563)	(18,831)

Total stockholders’ equity	39,457	41,194

	$47,555	$51,030

See accompanying notes to condensed consolidated interim financial statements.

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

Three Months Ended March 31, 2013 and 2012

(in thousands, except for share data)

	Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)

REVENUES	$8,231	$9,161

COSTS AND EXPENSES:
Cost of revenues	4,596	5,193
Depreciation and amortization	396	444
Selling, general and administrative	2,775	2,571
	7,767	8,208

INCOME FROM CONTINUING OPERATIONS, before other income (expense) and foreign income taxes	464	953

OTHER EXPENSE:
Interest expense, net	(23)	(76)

INCOME FROM CONTINUING OPERATIONS, before income taxes	441	877

FOREIGN INCOME TAXES	(173)	(374)

INCOME FROM CONTINUING OPERATIONS	268	503

DISCONTINUED OPERATIONS, loss from operation of discontinued Rozvadov Casino, net of tax		(145)

NET INCOME	268	358

Other comprehensive income (loss), foreign currency translation adjustments, net of tax	(2,168)	2,638

TOTAL COMPREHENSIVE INCOME (LOSS)	$(1,900)	$2,996

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	8,828,483	8,871,635
Diluted	9,055,505	9,041,908

EARNINGS PER COMMON SHARE:
From continuing operations:
Basic	$0.03	$0.06
Diluted	$0.03	$0.06
From discontinued operations:
Basic	$—	$(0.02)
Diluted	$—	$(0.02)

See accompanying notes to condensed consolidated interim financial statements.

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2013 and 2012

(in thousands)

	Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$268	$358
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	396	456
Stock options expense		34
Deferred board fees	3	3
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(246)	131
Deposits and other assets	19	331
Accounts payable	(568)	(343)
Interest payable	(5)	(10)
Czech gaming tax payable	(247)	(96)
Foreign income tax accrual	144
Accrued expenses and other current liabilities	61	53
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(175)	917

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(485)	(78)
Investment into Hotel Savannah and the Spa	(17)	(10)
NET CASH USED IN INVESTING ACTIVITIES	(502)	(88)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility		450
Principal payments on Commerzbank debt	(431)	(462)
Principal payments on Ceska municipal loan	(39)
Share buyback under the Stock Repurchase Program	(28)
NET CASH USED IN FINANCING ACTIVITIES	(498)	(12)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(252)	146

NET INCREASE (DECREASE) IN CASH	(1,427)	963

CASH:
Beginning of period	6,887	5,636

End of period	$5,460	$6,599

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$23	$76

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Deferred compensation to be paid in common stock	$188	$260

See accompanying notes to condensed consolidated interim financial statements.

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(in thousands, except for share data)

1.              Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated interim financial statements of Trans World Corporation and Subsidiaries (collectively, the “Company,” “TWC,” “we,” “our” or “us”) as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012 reflect all adjustments of a normal and recurring nature to fairly present the consolidated financial position, results of operations and cash flows for the interim periods. On June 30, 2012, we sold our smallest and underperforming casino, located at Rozvadov, after ceasing all gaming operations there on March 31, 2012.  Thus all operational, financial and table presentations and discussions here in this report exclude the impact of these discontinued operations for the prior year 2012, and certain prior year amounts have also been reclassified to reflect this impact. (See a further discussion of this matter in “Note 3 Discontinued Operations” below).  The financial statements of all foreign subsidiaries consolidated herein have been converted in accordance with accounting principles generally accepted in the United States of America (“US GAAP” or “GAAP”) for financial presentation purposes. All significant intercompany transactions and account balances have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements have been prepared by the Company according to the instructions of Form 10-Q and pursuant to the U.S. Securities and Exchange Commission’s (“SEC”) accounting and reporting requirements under Regulations S-X and S-K. Pursuant to these instructions, certain financial information and footnote disclosures normally included in such consolidated financial statements have been condensed or omitted.

In management’s opinion, all adjustments considered necessary for fair presentation of financial position, results of operations and cash flows of the Company have been included. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results that may occur for the year ending December 31, 2013.

The condensed consolidated balance sheet as of December 31, 2012 was derived from the Company’s audited consolidated financial statements but does not include all disclosures required by US GAAP. All monetary amounts set forth in these financial statements are in United States dollars (“USD” or “$”) unless otherwise stated herein.

2.              Nature of Business

Trans World Corporation, a Nevada corporation, and Subsidiaries are primarily engaged in the gaming and hotel business in the Czech Republic.

The Company owns and operates three casinos in the Czech Republic (“CZ”), and manages, under contract, one casino and nightclub in Croatia, all under the American Chance Casinos (“ACC”) brand. The Ceska casino (“Ceska”), located in the town of Ceska Kubice, in the western part of the CZ, close to the German border, currently has 15 gaming tables and 80 slot machines.  The Route 55 casino (“Route 55”), located in Dolni Dvoriste, in the southern part of the CZ, close to the Austrian border, has 23 gaming tables and 124 slot machines. The Route 59 casino (“Route 59”), is located in Hate, near Znojmo, in the CZ, and currently has 23 gaming tables and 118 slot machines.

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

The Company is also the manager, under a 10-year management contract expiring in 2017, of the Grand Casino Lav and Nightclub (collectively known as the “Grand Casino Lav”), located in Podstrana, Croatia, near the resort city of Split. Currently, this casino operates under difficult conditions in a depressed regional economy.  The casino’s operations have been suspended by the owner, Grand Hotel Lav d.o.o., since January 1, 2012, pending the outcome of financing, which may result in changes and/or termination of the management contract.

3.              Discontinued Operations

The Company had owned and operated a fourth casino in the western part of CZ, in the town of Rozvadov.  The Company began terminating live games operation at Rozvadov at the end of January 2012, and continued running the unit as a slot-only operation until March 31, 2012, when all gaming operations ceased and the entire property was leased out to a third-party operator.  On July 11, 2012, the lessee exercised its option to buy out the lease by making the full purchase payment of €1,000, or approximately $1,300 to TWC.  The net gain from the sale of the Rozvadov casino and associated buildings, less all related costs, and inclusive of rental income was approximately $314. Rozvadov’s net loss for the three months ending March 31, 2012 was $(145).  No write-downs of inventories or furniture, fixtures and equipment (“FF&E”) were incurred because its slot machines were leased, while the Company’s owned FF&E was subsequently rented out and remaining inventories were transferred to other operating units at an immaterial cost.  Employees at Rozvadov received cash severance benefits aggregating approximately $79, with no continuing obligation.

4.              Commitments and Contingencies

Lease Obligations - The Company is obligated under one operating lease, for its corporate office space, expiring in March 2015.  Future aggregate minimum annual rental payments under this lease for the next two years are as follows:

Twelve Months Ending March 31,
2014	$88
2015	$89

Rent expense under this lease was approximately $22 and $21 for the three months ended March 31, 2013 and 2012, respectively.

The Company is also obligated under certain five-year, slot equipment operating leases, the projected costs of which are not included in the table above due to fluctuating inventory, expiring over staggered years, which provide for a monthly fixed rental fee per slot machine, and an option for replacement with different/newer machines during the term of the lease.  In the first quarter of 2013, the Company’s slot lease expenses were approximately $599 versus $635 in the comparable period in 2012.

Employment Agreements - The Company’s July 1, 2005 employment agreement with its Chief Executive Officer (“CEO”), Mr. Rami S. Ramadan, absent the intervention of either party by September 30th of each year, will renew automatically for another calendar year, currently ending December 31, 2013.  In addition to a perpetually renewable employment term of one year absent the intervention of either party, the agreement provides for annual compensation, plus participation in the Company’s benefits programs and equity incentive plans.  As of March 31, 2013, the Company is contractually obligated to pay approximately $338 of annual base compensation for the remainder of the year 2013.

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

Notes Receivable - In connection with the TWC’s management of the Grand Casino Lav, on January 10, 2007, the Company extended three Euro-denominated loans totaling €967, or $1,240, to the Grand Hotel Lav, d.o.o. (“GHL”), the owner of the Grand Casino Lav and Nightclub. At March 31, 2013, the balance of approximately €472, or $633 in principal amount, remains payable, as per the executed payment allocation and pledge of payment agreement related to the existing credit agreement and the 2006 Management Agreement.  In April 2013, GHL, under bank receivership since March 2013, acknowledged the outstanding debt and requested an extension for the repayment of the remaining balance in equal monthly installments ending December 2013, which TWC has granted.  TWC still holds eight unexercised demand notes and believes the loan is fully collectible.

Advance Receivable - In August 2009, in pursuit of obtaining a gaming license in Hungary, TWC partnered with Vigotop Limited, a Cyprus-based company (“Vigotop”), to form a Hungarian company, KC Bidding Kft. (“KCB”), in which TWC became holder of a 25% equity interest. Subsequently, TWC extended a three-year, 1.0% interest per annum loan of approximately €930 (or about $1,191) to KCB to form a Hungarian license concession company, SDI Europe Kft. (“SDI”), for the purpose of eventually operating the Class I casino in Hungary. SDI is a wholly-owned subsidiary of KCB. Through SDI’s intermediary, IMT LLC, a Delaware limited liability company, American Chance Casinos (“ACC”), an operations subsidiary of TWC, received a three-year, 2.1505% interest per annum loan of approximately $1,165. TWC expects the full lump sum repayment of advance receivable, upon maturity, from KCB, to offset its outstanding loan with IMT LLC. TWC management believes the loan to KCB is fully collectible. In the event KCB defaults in its repayment obligation to TWC with respect to the above mentioned loan, IMT will cancel the loan obligation from ACC to IMT and ACC will no longer be obligated to pay off the loan balance of approximately €910, or $1,200. In November 2010, the loan agreement between ACC and KCB was amended to change the maturity date to January 31, 2016 from December 31, 2012 and to establish an interest rate of 1% from January 1, 2012 through the new maturity date of the loan. In March 2011, the loan agreement between IMT and ACC was amended to change the maturity date to February 21, 2016 from January 31, 2013, and to establish an interest rate of 1% from January 1, 2012 through the new maturity date of the loan.  As of March 31, 2013, the principal on the TWC loan to KCB was approximately $1,191 and was included in the Company’s deposits and other assets, while the principal on the IMT loan to TWC was approximately $1,165 and was included in the Company’s long-term debt.

Since January 12, 2011, there have been several lawsuits and countersuits initiated by the Ministry for the National Economy of Hungary (the “MOE”) and by KCB, contesting the cancellation of the concession contract, which was signed on October 9, 2009, and alleged breaches of its terms.  The various court hearings have either been inconclusive or postponed pending further discovery processes.  The next court hearing, in the discovery process, in the case of KCB versus the State of Hungary is set for June 19, 2013; all other cases have been suspended pending the outcome of this case.  Notwithstanding the foregoing, litigation results are never predictable. Further, by virtue of an existing agreement between Vigotop and TWC, all costs associated with obtaining the casino license were and will be borne by Vigotop. In the opinion of TWC’s management, after consultation with legal counsel, the amount of ultimate liability with respect to these actions, if adversely decided to KCB, will not materially affect the Company’s consolidated financial statements and/or results of operations.

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

Effective January 1, 2012, charity taxes were eliminated in lieu of a new overall flat gaming tax (the “New Gaming Tax”) of 20.0% on all live game and slot revenues, as well as an applicable 19% corporate income tax on adjusted Czech net income.  Additionally, the administration tax and state supervision fee have been eliminated in lieu of a per slot, per diem tax, payable along with the New Gaming Tax.  The New Gaming Tax is payable by the 25th day following the end of each quarter, while the corporate income tax is payable by June 30th of the subsequent year, and, estimated quarterly income tax payments beginning in September 2013. (See also Note 6(k) “Czech Gaming Taxes” and Note 6(l) “Income Taxes” below).

Legal Proceedings - The Company is sometimes subject to various contingencies, the resolutions of which, its management believes, will not have a material adverse effect on the Company’s consolidated financial position or results of operations.  TWC was not involved in any material litigation during the quarter ended March 31, 2013, and through the date of this filing.

5.             Liquidity

As of March 31, 2013, the Company had a working capital surplus of approximately $711, as compared to the working capital surplus of $383 at December 31, 2012.

The Company’s management believes that its cash resources at March 31, 2013, in addition to the anticipated cash to be provided by existing operations, will be sufficient to meet all current obligations and fund its operating activities for the next twelve months.

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

(b)         Earnings per share - Basic earnings (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per common share incorporate the dilutive effect of common stock equivalents on an average basis during the period.  The Company’s common stock equivalents currently include stock options, warrants and deferred compensation stock.  Thus, unexercised stock options to purchase 660,400 and 837,500 shares as of March 31, 2013 and March 31, 2012, respectively were included in the computation of diluted earnings per common share, if such unexercised stock options were “in-the-money” and vested.  Warrants to purchase 75,000 shares were also included, if they were “in-the-money” and vested.  In addition, 223,617 and 148,822 issuable shares, as of March 31, 2013 and March 31, 2012, respectively, under the Company’s Deferred Compensation Plan were also included in the computation.

A table illustrating the impact of dilution on earnings per share is presented below:

	(UNAUDITED)
	For the Three Months Ended
(amounts in thousands, except for	March 31,
share information)	2013	2012
Basic Earnings Per Share:
Income from continuing operations	$268	$503

Weighted average common shares	8,828,483	8,871,635

Basic earnings per share	$0.03	$0.06

Diluted Earnings Per Share:
Income from continuing operations	$268	$503

Weighted average common shares	8,828,483	8,871,635

Addition due to the effect of dilutive securities:
Stock options and warrants (1)	3,405	21,451
Stock issuable under the Deferred Compensation Plan	223,617	148,822

Dilutive potential weighted average common shares	9,055,505	9,041,908

Diluted earnings per share	$0.03	$0.06

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

Based on TWC’s own assessment of qualitative factors which included an analysis of macroeconomic conditions, financial performance, and industry and market considerations, the Company concluded that it was not necessary to perform a two-step quantitative goodwill impairment test and that the goodwill of the Company was not impaired as of March 31, 2013.

(d)         Property and Equipment - Property and equipment is stated at cost less accumulated depreciation and amortization.  TWC capitalizes the cost of improvements that extend the life of the asset and expenses maintenance and repair costs as incurred.  The Company provides for depreciation and amortization using the straight-line method over the following estimated useful lives:

Asset	Estimated Useful Life

Building and improvements	5-50 years
Furniture, fixtures and other equipment	4-12 years

At March 31, 2013 and December 31, 2012, land, property and equipment consisted of the following:

	As of March 31, 2013	As of December 31, 2012
	(unaudited)
Land	$2,561	$2,691
Building and improvements	29,512	31,131
Furniture, fixtures and other equipment	12,825	13,122

	44,898	46,944
Less accumulated depreciation and amortization	(12,566)	(12,877)

	$32,332	$34,067

(e)          Impairment for long-lived assets - The Company periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may be recoverable.  If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived assets, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists.  If an asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value. An estimate of the asset’s fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. The Company reports an asset to be disposed of at the lower of its carrying value or its estimated net realizable market value.  There were no impairment losses for long-lived assets recorded for the three months ending March 31, 2013 and 2012.

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

The impact of foreign currency translation on goodwill is presented below:

	Applicable	Goodwill
(UNAUDITED)	Foreign Exchange	German		Austrian
As of March 31, 2013 (in thousands, except FX)	Rate (“FX”)(2)	reporting unit		reporting unit		Total
Residual balance, as of January 1, 2003 (in USD) (1)		USD	3,042	USD	537	USD	3,579

USD residual balance, translated at June 30, 1998 (date of acquisition) FX rate of:	33.8830	CZK	103,077	CZK	18,190	CZK	121,267

2003 CZK balance, translated to USD, at March 31, 2013 FX of:	20.0417	USD	5,143	USD	908	USD	6,051

Net increase to Goodwill		USD	2,101	USD	371	USD	2,472

(1)                                 Goodwill was amortized over 15 years until the Company started to comply with revised GAAP requirements, as of January 1, 2002. This balance represents the remaining, unamortized goodwill, after an impairment charge taken prior to January 1, 2003.

(2)                                 FX (interbank) rates taken from www.Oanda.com.

(g)  Stock-based compensation - The Company recognizes the fair value of stock-based compensation in the condensed consolidated statement of operations. The fair value of the Company’s stock option awards are estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections including expected stock price volatility and the estimated life of each award.  In addition, the calculation of compensation costs requires that the Company estimate the number of awards that will be forfeited during the vesting period. The fair value of stock-based awards is amortized over the vesting period of the award. The award expenses for the three months ended March 31, 2013 and 2012 were $0 and $34, respectively.

(h)         Share repurchase - On November 12, 2012, TWC’s board of directors approved a stock repurchase program, authorizing the repurchase of up to 500,000 shares of the Company’s Common Stock over a 12-month period.  The program does not obligate the Company to acquire any particular amount of Common Stock, and it could be modified, extended, suspended or discontinued at any time.  Thus, pursuant to the stock repurchase program and through a registered broker-dealer, TWC began repurchase transactions on the open market beginning on November 23, 2012 through the end of the current quarter ending March 31, 2013.  The transaction details are included in “Part II. Item 5. Other Information” of this report.

(i)             Comprehensive income (loss) — The Company’s change in the foreign currency translation adjustments is included in other comprehensive income (loss).

(j)            Promotional allowances — Promotional allowances primarily consist of food and beverages and, to certain of its valuable players, hotel accommodations, all of which are furnished gratuitously.  For the three months ended March 31, 2013 and 2012, revenues do not include the retail amount of food and beverages and hotel accommodations of $1,575 and $1,586, respectively, provided at no-charge to customers. The retail value of the food and beverages given away is determined by dividing the food and beverage costs charged to the gaming operation of $571 and $538, for the respective periods, by the average percentage of cost of food and beverages sold.  The cost of hotel accommodations is either the out-of-pocket expenses paid to other hotels that provide rooms for our players or the retail charge for rooms at the Hotel Savannah.

The promotional allowances are summarized below:

	(UNAUDITED)
	For the Three Months Ended
	March 31,
(amounts in thousands)	2013	2012

Cost of gratuitous food and beverages (A)	$571	$538
Average cost of food and beverages sold(B)	36.6%	34.1%

Retail value of food and beverages (A/B)	$1,560	$1,578
Retail value of hotel accommodations	15	8
Total promotional allowances	$1,575	$1,586

(k)         Czech gaming taxes —  Effective January 1, 2012, TWC merged its three Czech slot subsidiary companies, ACC Slot, s.r.o., Hollywood Spin s.r.o. and LMJ Slot s.r.o. into its primary Czech operating entity company, American Chance Casinos a.s., in an effort to eliminate and/or reduce redundancy in operations, maintenance and operating costs.

The new Gaming Tax Law is summarized in the following table:

New Gaming Tax Law *
(effective January 1, 2012)

Live Games	20% Gaming Tax from Win (70% of tax to federal; 30% to local municipality).

Slots	20% Gaming Tax from Win (20% of tax to federal; 80% to local municipality); 55 CZK (or $3) Gaming Tax per Slot Machine, per Day.

Net Income	19% corporate income tax on adjusted net income, net of exemptions (to federal)

* The new Gaming Tax is to be paid quarterly, by the 25th day following the end of a quarter, while the 2012 corporate income tax obligation is to be paid by end of June of the subsequent year, followed by estimated quarterly payments beginning in September 2013.

TWC’s gaming-related taxes and fees for the three months ended March 31, 2013 and 2012 are summarized in the following table:

	(UNAUDITED)
	For the Three Months Ended
(amounts in thousands)	2013	2012

Gaming revenues (live-game and slot only)	$7,457	$8,563

Gaming taxes on live games and slots	1,573	1,764
Licensing fees (eliminated in 2012) *		143
Total gaming taxes and fees	$1,573	$1,907
as % of gaming revenue	21.1%	22.3%

* As the non-refundable, six-month licensing fees effective for January 2012 through June 2012 were paid in October 2011, prior to the passing of New Gaming Tax laws in December 2011, the Company incurred additional taxes for the first six months of 2012.  Excluding the non-recurring licensing fees, the gaming taxes and fees for the year 2012 would have been 20.6% of gaming revenue.

In conformity with the European Union (“EU”) taxation legislation, when the Czech Republic joined the EU in 2004, its VAT increased from 5% to 22%, from January 2004 through December 2009, and ranged between 9% and 19% for all intra-EU generated purchases. Between January 1, 2010 and December 31, 2012, VAT rates increased to between 10% and 20%, then to 15% and 21%, beginning on January 1, 2013. The applicable VAT rate varies depending on the product or services sold and/or received.  All non-EU generated purchases were impacted by identical VAT increases, beginning in May 2004. The VAT top rate rose to 21% beginning on January 1, 2013. The Company pays its VAT directly to its vendors in connection with any purchases that are subject to this tax. Unlike in other industries, VATs are not recoverable for gaming operations. The recoverable VAT under the Hotel Savannah operation was non-material for the quarters ended March 31, 2013 and 2012, respectively.

(l)             Income taxes — Deferred income tax assets and liabilities are computed for differences between the financial statement and the tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.  Accounting for income taxes prescribes, among other things, a recognition threshold and measurement attributes for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return. Accounting for income taxes utilizes a two-step approach for evaluating uncertain tax positions. Step One, or recognition, requires a company to determine if the weight of available evidence indicates a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step Two, or measurement, is based on the largest amount of benefit, which is more likely than not to be realized on settlement with the taxing authority. The Company is subject to income tax examinations by U.S. and foreign taxing authorities for all tax years subsequent to 2008. The adoption of the provisions of the FASB standard, “Accounting for Income Taxes” did not have a material impact on the Company’s consolidated financial statements. However, management’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulation and interpretations, thereof.  During the period ended March 31, 2013, the Company recognized no adjustments for uncertain tax positions.

Effective January 1, 2012, the Czech government instituted an effective corporate income tax, currently at 19.0%, on gaming revenues, which prior to the law changes were subject only to gaming taxes.  As a result of the new tax laws and due to the material income tax liability, the Company accrued an estimated foreign income tax expense of $173 and $374 for the three months ended March 31, 2013 and 2012, respectively.  Foreign book tax differences on fixed assets have resulted in a long-term deferred tax liability of $549, which is included in long-term liabilities on the balance sheet.  Corporate income tax is payable by the end of June of the subsequent year, followed by estimated quarterly corporate income tax payments beginning in September 2013.

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

•                                          the weather conditions in the markets that we serve; and

•                                          other factors described in our Form 10-K for the year ended December 31, 2012 under the headings “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk.”

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

Currently, we own and operate three casinos and a hotel in the Czech Republic (“CZ”), and manage, under a 10-year management contract expiring in 2017, a casino and nightclub in Croatia.  Our Ceska casino, located at Ceska Kubice, in the western part of the CZ close to the border of Germany, currently has five competitors.  Our other two Czech casinos are located in the southern part of the CZ, close to the Austrian border.  The larger of these two, “Route

55,” located in Dolni Dvoriste, has two competitors, and our other casino, “Route 59,” is located in Hate, near Znojmo, and currently has three competitors.  Our Hotel Savannah features eight banquet halls for meetings and special events as well as a full-service restaurant and bar, and is connected to our Route 59 casino with the joint facility’s main restaurant linking the two buildings.  Along with the hotel operation, we also launched a full-service spa operation, the Spa at Hotel Savannah (the “Spa”), the operations of which are outsourced to a private, independent contractor and are attached to Hotel Savannah.  The Spa, which features Ayurvedic massage therapies and an indoor pool, began operation in March 2009.  Hotel Savannah and the Spa has eight regional competitors, five of which are located in Austria.  The Croatian casino and adjoining nightclub (collectively known as the “Grand Casino Lav”), are located in the Grand Hotel Lav resort in the city of Podstrana, near Split, Croatia.  The Grand Casino Lav’s revenues and expenses are recognized on the owner’s books.  We derive only management fee income from the performance results of the Grand Casino Lav, which is recognized in our consolidated financial statements.  The Grand Casino Lav currently has two competitors.  On January 1, 2012, the owners of the Grand Casino Lav suspended all gaming operations pending the owners’ search for financing to relaunch the casino.  As of March 2013, the ownership of the Grand Casino Lav and the adjoining hotel went into bank receivership, pending the sale of the entire property and satisfaction of all its creditors.

On March 31, 2012, due to the depressed economy in the region that it operated, we terminated gaming operations at our smallest casino, “Rozvadov,” located in the town of Rozvadov and leased the casino and staff housing facilities to a local, third-party casino operator under a five-year lease agreement.  On July 11, 2012, pursuant to the exercise of the buyout option included in the provisions of the lease agreement, we sold the property to the lessee for the sum of €1.0 million, or approximately $1.3 million, netting a gain of approximately $314,000, after all related expenses and inclusive of rental income.

Exchange Rates

Due to the fact that the Company’s operations are located in Europe and principally in the Czech Republic, TWC’s financial results are subject to the influence of fluctuations in foreign currency exchange rates.  The revenue generated by our Czech operations is generally denominated in Euro’s (“EUR”) and the expenses incurred by these facilities are generally denominated in CZK.  As our primary reporting subsidiary, American Chance Casinos a.s., is a Czech entity, all revenues and expenses, regardless of sources of origin (e.g. Croatia), are recognized in the Czech currency and translated to USD for reporting purposes.  A substantial change in the value of either of these currencies in relation to the value of the USD would have an impact on the results from our operations when translated into USD.  We do not hedge our foreign currency holdings.

The actual 2013 and 2012 operating results in local currency for the Czech casino units were converted to USD using the average of the daily exchange rates of each month in the reporting periods.  As all of the Grand Casino Lav’s operating results, including revenues and expenses, are recognized on the owner’s books, the foreign currency exchange impact is limited to only our earned management fees income, which was not material for the periods reviewed.  The monthly average exchange rates for the CZK versus the USD and EUR, respectively, are presented in the following graphical chart.

The condensed consolidated balance sheet totals of the Company’s foreign subsidiaries at March 31, 2013 and December 31, 2012 were converted to USDs using the interbank exchange rates, as reported at www.oanda.com, which are depicted in the following table:

As of	USD	CZK
March 31, 2013	1.00	20.0417
December 31, 2012	1.00	18.9600

Critical Accounting Policies

The discussion and analysis of our consolidated financial condition and results of operations are based upon our condensed consolidated financial statements. These condensed consolidated financial statements have been prepared following the US GAAP and Article 10 of Regulation S-X for interim periods and require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to potential impairment of goodwill and share-based compensation expense. As these are condensed consolidated financial statements, the reader should also review expanded information about our critical accounting policies and estimates provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-K for the year ended December 31, 2012. There have been no material changes to our critical accounting policies and estimates from the information provided in our Form 10-K for the year ended December 31, 2012.

RESULTS OF OPERATIONS

Performance Measures and Indicators

In discussing the consolidated results of operations, we may use or refer to performance measures and indicators that are common to the gaming industry, such as: (i) total live game drop, the dollar value of gaming chips purchased in a given period; (ii) live game drop per head (“DpH”), the per guest average dollar value of gaming chips purchased for cash; (iii) daily income per slot machine; (iv) net win, the difference between gaming wagers and the amount paid out to patrons; (v) win percentage (“WP”), the ratio of net win over total drop; (vi) occupancy rate, the number of rooms sold divided by the number of rooms available; (vii) average daily rate (“ADR”), the average of room rental rates paid per day; and (viii) revenue per available room for rent (“RevPAR”), revenue generated per available room.  These measures are “non-GAAP financial measures.”

Review of the Condensed Consolidated Interim Results of the Company:

Three Months Ended March 31, 2013 and 2012:

	Three Months Ended March 31,
(in thousands, except per share data)	2013	2012	Variance $	Variance %
	(unaudited)	(unaudited)

Total revenues, from continuing operations	$8,231	$9,161	(930)	-10.2%
Total costs and expenses	(7,790)	(8,284)	494	-6.0%
Income from continuing operations, before income taxes	441	877	(436)	-49.7%

Foreign income taxes	(173)	(374)	201	-53.7%

Income from continuing operations	268	503	(235)	-46.7%
Discontinued operations, loss from operations		(145)	145	-100.0%

Net Income	$268	$358	(90)	-25.1%

Earnings per common share:
From continuing operations:
Basic	$0.03	$0.06
Diluted	$0.03	$0.06
From discontinued operations:
Basic	$—	$(0.02)
Diluted	$—	$(0.02)

For the quarter ended March 31, 2013, our total revenues from continuing operations declined to $8.2 million, a 10.2% decrease, or $930,000, from the approximately $9.2 million from continuing operations for the same quarter a year ago, largely from the impact of severe winter weather that plagued Europe and kept our players and guests away.  The economic loss was widespread and affected all business industries throughout Europe, including our hotel and gaming operations.  In comparison to the prior year’s first quarter, we had a total of 31, 20 and 18 additional days of curtailed business at our Ceska, Route 55 and Route 59 casinos, respectively, due to unsafe and/or closed roads caused by the severe winter weather.  Thus, we saw a consolidated drop of 10.5% in live game attendance, which served to reduce our overall gaming revenue.  However, despite a 4.2 percentage points (“ppts”) reduction in our consolidated WP, we saw a 6.9% improvement in our players’ DpH, which reflected the effect of pent-up demand during the poor weather, the success of our promotional programs, including the Player Loyalty programs, and also by an improving base of quality players.

For the same quarter, our hotel occupancy rose 6.8 ppts over the first quarter a year ago, due to stronger demand for discounted hotel packages.  Management believes that the occupancy improvement, however, could have been higher, if not for the poor weather. Total hotel revenue, inclusive of food and beverage and spa income, improved by 5.8%, when compared to the first quarter in 2012.

Total operating costs and expenses of approximately $7.8 million, decreased by 6.0%, or $494,000, from the approximately $8.3 million at March 31, 2012.  The decrease was largely due to the reduction in volume-driven labor and gaming taxes.

Income from continuing operations, before income taxes, decreased 49.7%, or $436,000, to $441,000 from $877,000 generated in the first quarter of 2012, principally due to the effect of the inclement weather in the first quarter.

We incurred estimated foreign corporate income taxes of $246,000 for the income earned in the first quarter of 2013, which was partially offset by a tax credit adjustment of $73,000 related to the final 2012 foreign corporate income tax filing, netting to an expense of $173,000 for the first quarter of 2013.  The reduction in the provision for foreign income taxes was also due to a lower taxable income base in the first quarter of 2013 versus the same prior year quarter, and was partly attributable to an increase of VAT expense of $118,000, resulting from a restructuring of intercompany management fees.

For the first quarter of 2013, we earned income from continuing operations, after foreign income taxes, of $268,000, or $0.03 per diluted share, compared with $503,000, or $0.06 per diluted share, for last year’s quarter.  The loss from discontinued operations in 2012 was $(145,000), or a loss of $(0.02) per diluted share.

Costs and Expenses

Total costs and expenses for the three months ended March 31, 2013 and 2012 are presented below:

	For the Three Months Ended
	March 31,
(amounts in thousands)	2013	2012	Variance $	Variance %
	(unaudited)	(unaudited)

Cost of revenues	$4,596	$5,193	$(597)	-11.5%
Depreciation and amortization	396	444	(48)	-10.8%
Selling, general and administrative	2,775	2,571	204	7.9%
Other expenses	23	76	(53)	-69.7%
Total costs and expenses	$7,790	$8,284	$(494)	-6.0%

Cost of revenues for the quarter ended March 31, 2013 decreased by $597,000, or 11.5%, primarily due to reduction in labor and gaming taxes.

Unlike in US-based casinos, visitors to the TWC’s casinos are required, by Czech and Croatian law, to “check in” at the entrance reception, by presenting acceptable forms of picture identification, which effectively permits the Company to track the frequency of their visits and, to a limited extent, the duration of each visit.   As an incentive to increase gaming activity, the Company provides complimentary drinks and a free food buffet to all of its playing guests.  In addition to these general amenities, TWC also issues different classes of “loyalty” cards to customers who spend relatively longer periods of time playing. These cards entitle the holder and a set number of the holder’s guests, depending on the card type, to various additional benefits.  The Company also grants certain other privileges to its VIP players, at the casino management’s discretion, such as opening a private gaming table, or extending the casino’s operating hours, and/or providing free hotel accommodations.  These loyalty cards are granted based on the frequency of the player’s visits and the aggregate total drop for a pre-determined number of visits.  The complimentary food and beverage, hotel accommodations and other player-related costs were recognized in the gaming departmental expenses, which totaled approximately $600,000 or 7.8% of gaming departmental revenues for the three months ended March 31, 2013, versus $601,000 or 6.8% of gaming departmental revenues for the comparable period in 2012.  General gifts and giveaways, which were also recognized in the gaming department, excluding personal gifts, represented $164,000 or 2.1% of gaming departmental revenues for the same three months in 2013, compared with $207,000 or 2.3% of gaming departmental revenues for the comparable period in 2012, and was largely due to lower attendance.

The VIP personal gifts were booked as special promotion expenses in the marketing department (in selling, general and administrative costs), and totaled approximately $7,000 for the first quarter in 2013, versus $11,000 for the same quarter a year ago.

Depreciation and amortization expense decreased by $48,000, or 10.8%, primarily due to certain fully depreciated assets at our Route 59 and Route 55 casinos.

Selling, general and administrative costs increased by $203,000, 7.9%, to approximately $2.8 million for the quarter ended March 31, 2013, from approximately $2.6 million the same period in 2012, primarily attributable to an increase of $118,000 in VAT expenses incurred on intercompany management fees, which were restructured effective in the last quarter of 2012, and were nominal in the prior year’s first quarter.

Other expense of $23,000 consists of interest expense, net of interest income, which decreased from a net of $76,000 for the prior year’s comparable quarter.

Our Operating Facilities:

Each of our casinos offers a restaurant and a full bar, and in the larger units, lounge areas and multiple bars.

Ceska

Ceska Casino, which has a 1920’s Chicago Prohibition Period theme, currently has 15 gaming tables, including eight card tables and seven roulette tables, and 80 video slot machines.

Route 59

Route 59 Casino, which has a New Orleans in the 1920’s theme, currently includes 23 gaming tables, which consist of 13 card tables, nine roulette tables, a Slingshot multi-win roulette and 118 video slot machines.

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

Grand Casino Lav

The unit’s operation was suspended by the owner of the casino since January 1, 2012, pending the infusion of capital to re-launch the casino.

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2013, we had a working capital surplus of $711,000, an increase of $328,000, from the working capital surplus of $383,000 at December 31, 2012.  Net cash provided by (used in) operating activities for the three months ended March 31, 2013 was $(175,000) versus $917,000 for the same prior year period, largely due to the reduction in our payables and an increase in prepaid expenses.  Net cash used in investing activities was $(502,000) for the quarter ended March 31, 2013, compared with $(88,000) in the prior year quarter, and primarily due to increased capital expenditures related to our Ceska casino expansion project, while the cash flows from financing activities in the first quarter of 2013 consisted of repayments of $431,000 and $39,000 on the Commerzbank loan and the Ceska municipal loan, respectively, plus $28,000 in stock repurchases, pursuant to the Company’s Stock Repurchase Program. Cash used in financing activities in the first quarter of 2012 included the drawdown and repayment of the now-closed line of credit with Commerzbank.  The impact of foreign exchange rate fluctuations on cash was a net loss of $(252,000) and a gain of $146,000, for the quarter ended March 31, 2013 and 2012, respectively.

As of March 31, 2013, we have only three remaining quarterly payments of $396,000 each to retire our amortized Commerzbank loan, which matures on November 4, 2013, and are in full compliance with the credit facility’s financial covenants.  We have only an offsetting loan with IMT, maturing February 21, 2016. The IMT loan will be offset by an advance receivable from KCB, maturing January 31, 2016.

We believe that our cash resources at March 31, 2013, in addition to the anticipated cash to be provided by existing operations, will be sufficient to meet all of our current obligations and fund our operating activities for the next twelve months.

We are obligated under various contractual commitments over the next five years.  We have no off-balance sheet arrangements.  The following is a five-year summary of our commitments as of March 31, 2013:

(in thousands)		Less than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	Thereafter

Long-term, unsecured debt, foreign (1)	$1,165	$—	$—	$1,165	$—
Long-term, secured debt, foreign (2)	1,438	1,339	99
Operating and capital leases (3)	356	148	153	55
Employment agreement (4)	338	338
Total contractual obligations	$3,297	$1,825	$252	$1,220	$—

(1)         Represents the outstanding 6-year loan from IMT, maturing February 21, 2016.

(2)         Includes the remaining balances of the Company’s credit facility with Commerzbank Aktiengesellschaft, pobocka Praha, which consists of a 4-year loan of CZK 125 million, or $6.2 million, maturing November 4, 2013 and the Ceska Municipal Loan, a 3-year, CZK 9.0 million, or $449,000, term loan maturing on November 23, 2014.

(3)         Includes long-term lease for corporate office space and financial leases.

(4)         Represents remaining salary obligation for 2013 under Mr. Ramadan’s employment agreement.

PLAN OF OPERATIONS

We strive to develop and implement marketing and operational strategies that are designed to increase attendance and revenues at our existing locations in the Czech Republic, while working to minimize costs, through, for example, cost-sharing alliances with non-competing businesses such as food and beverage vendors, where advantageous. We endeavor to find synergy of operations between our Route 59 Casino and our newest operating unit, Hotel Savannah to enhance revenues, while reducing operational redundancies.

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

Not required for smaller reporting companies.

ITEM 4.                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Exchange Act Rule 13a-15(e), which is designed to provide reasonable assurance that information, which is required to be disclosed in our reports filed pursuant to the Exchange Act, is accumulated and communicated to management in a timely manner. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and we are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.  At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including Mr. Ramadan, our CEO and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, Mr. Ramadan concluded that, as of the date of such evaluation, our disclosure controls and procedures were effective, at the reasonable assurance level in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  We made no changes in internal control over financial reporting during the first quarter of 2013 that materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

We are sometimes subject to various contingencies, the resolutions of which, our management believes will not have a material adverse effect on our consolidated financial position or results of operations.  We were not involved in any material litigation during the quarter ended March 31, 2013, and through the date of this filing.

ITEM 1A.             RISK FACTORS

There has been no addition of risk factors from the information provided in our Form 10-K for the year ended December 31, 2012.

The risk factors highlighted in our Form 10-K for the year ended December 31, 2012 are not the only risks our Company is facing.  Additional risks and uncertainties not currently known to us or that we deem to be immaterial at this time also may materially adversely impact our business, financial condition and operational results in the future.

ITEM 5.                OTHER INFORMATION

Share Repurchase

On November 12, 2012, TWC’s board of directors approved a stock repurchase program (the “program”), in accordance with the retirement method, authorizing the repurchase of up to 500,000 shares of the Company’s Common Stock, over a 12-month period.  The program does not obligate the Company to acquire any particular amount of Common Stock, and it could be modified, extended, suspended or discontinued at any time.  Thus, pursuant to the stock repurchase program and through a registered broker-dealer, we conducted repurchases on the open market, arriving at an outstanding 8,825,835 shares at March 31, 2013.  The repurchase transactions since the inception of the program are listed in the table below:

ISSUER PURCHASES OF EQUITY SECURITIES

Date	Total Number of Shares Purchased	Average Price Paid per Share	Cumulative Total of Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Program
11/19/2012	4,900	$2.50	4,900	495,100
12/20/2012	30,000	$2.65	34,900	465,100
01/16/2013	5,000	$2.50	39,900	460,100
01/18/2013	900	$2.50	40,800	459,200
01/25/2013	4,500	$2.50	45,300	454,700
03/08/2013	100	$2.54	45,400	454,600
03/25/2013	200	$2.50	45,600	454,400
03/26/2013	200	$2.65	45,800	454,200

ITEM 6.                EXHIBITS

Reference is made to the Exhibit Index hereinafter contained.

TRANS WORLD CORPORATION
EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2013

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

(101)

The following financial information from Trans World Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, filed with the SEC on May 2, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the three-month periods ended March 31, 2013 and 2012, (ii) the Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (iii) the Condensed Consolidated Statement of Cash Flows for the three-month periods ended March 31, 2013 and 2012, and (iv) Notes to Condensed Consolidated Financial Statements.*

*Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS WORLD CORPORATION

Date: May 2, 2013	By:	/s/ Rami S. Ramadan
President, Chief Executive Officer and
Chief Financial Officer
(Principal Executive and Financial Officer)