Form 10-Q
period 2013-06-30
TRANS WORLD CORP
filed 2013-08-06
CIK 914577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of August 5, 2013 was 8,825,335.

TRANS WORLD CORPORATION AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2013

i

ITEM 1.                FINANCIAL STATEMENTS

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2013 and December 31, 2012

(in thousands, except for share data)

	June 30, 2013	December 31, 2012
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$4,300	$6,887
Prepaid expenses	355	316
Notes receivable	480	663
Other current assets	252	262

Total current assets	5,387	8,128

PROPERTY AND EQUIPMENT, less accumulated depreciation of $12,335 and $12,877, respectively	33,570	34,067

OTHER ASSETS:
Goodwill	6,072	6,396
Deposits and other assets	2,387	2,439

Total other assets	8,459	8,835

	$47,416	$51,030

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Long-term debt, current maturities	$944	$1,836
Capital lease, current portion	52	55
Accounts payable	780	804
Interest payable	7	15
Czech gaming tax accrual	1,713	1,943
Foreign income tax accrual	801	1,480
Accrued expenses and other current liabilities	1,201	1,612

Total current liabilities	5,498	7,745

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	1,232	1,376
Capital lease, less current portion	101	134
Deferred foreign tax liability	551	581

Total long-term liabilities	1,884	2,091

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 4,000,000 shares authorized, none issued
Common stock, $0.001 par value, 20,000,000 shares authorized, 8,825,335 shares in 2013 and 8,836,735 shares in 2012, issued and outstanding	9	9
Additional paid-in capital	52,619	52,454
Accumulated other comprehensive income	5,564	7,562
Accumulated deficit	(18,158)	(18,831)

Total stockholders’ equity	40,034	41,194

	$47,416	$51,030

See accompanying notes to condensed consolidated interim financial statements.

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

Six and Three Months Ended June 30, 2013 and 2012

(in thousands, except for share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$17,243	$17,432	$9,012	$8,271

COSTS AND EXPENSES:
Cost of revenues	9,472	9,982	4,875	4,789
Depreciation and amortization	785	879	389	435
Selling, general and administrative	5,918	4,994	3,144	2,424

	16,175	15,855	8,408	7,648
INCOME FROM CONTINUING OPERATIONS, before other expense and foreign income taxes	1,068	1,577	604	623

OTHER EXPENSE:

Interest expense, net	(40)	(144)	(17)	(68)

INCOME FROM CONTINUING OPERATIONS, before income taxes	1,028	1,433	587	555

FOREIGN INCOME TAXES	(355)	(684)	(182)	(309)

INCOME FROM CONTINUING OPERATIONS	673	749	405	246

DISCONTINUED OPERATIONS, gain (loss) from operation of discontinued Rozvadov Casino, net of tax		(106)		39

NET INCOME	673	643	405	285

Other comprehensive income (loss), foreign currency translation adjustments, net of tax	(1,998)	(1,570)	170	(4,208)

TOTAL COMPREHENSIVE INCOME (LOSS)	$(1,325)	$(927)	$575	$(3,923)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	8,826,904	8,871,635	8,825,343	8,871,635
Diluted	9,051,684	9,031,327	9,050,123	9,031,327

EARNINGS PER COMMON SHARE:
From continuing operations:
Basic	$0.08	$0.08	$0.05	$0.03
Diluted	$0.07	$0.08	$0.04	$0.03
From discontinued operations:
Basic	$—	$(0.01)	$—	$0.00
Diluted	$—	$(0.01)	$—	$0.00

See accompanying notes to condensed consolidated interim financial statements.

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2013 and 2012

(in thousands)

	Six Months Ended June 30,
	2013	2012
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$673	$643
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from assets disposal		(6)
Depreciation and amortization	785	904
Stock options expense		67
Deferred board fees	6	5
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(54)	334
Deposits and other assets	(71)	629
Accounts payable	(37)	(166)
Interest payable	(5)	(12)
Czech gaming tax accrual	(78)	(1,005)
Foreign income tax accrual	(622)
Accrued expenses and other current liabilities	(168)	(548)
NET CASH PROVIDED BY OPERATING ACTIVITIES	429	845

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,011)	(359)
Proceeds from assets disposal		24
Investment into Hotel Savannah and the Spa	(17)	(25)
Repayment on notes receivable	159	63
NET CASH USED IN INVESTING ACTIVITIES	(1,869)	(297)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility		1,806
Principal payments on Commerzbank debt	(850)	(2,096)
Principal payments on Ceska municipal loan	(77)	(77)
Share buyback under the Stock Repurchase Program	(29)
NET CASH USED IN FINANCING ACTIVITIES	(956)	(367)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(191)	(814)

NET DECREASE IN CASH	(2,587)	(633)

CASH:
Beginning of period	6,887	5,636

End of period	$4,300	$5,003

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$40	$144
Cash paid during the period for foreign income taxes	$959	$181

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired via accounts payable	$—	$8
Deferred compensation to be paid in common stock	$188	$260

See accompanying notes to condensed consolidated interim financial statements.

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(all figures in thousands, except for exchange rate and share data)

1.              Basis of Presentation and Consolidation.

The accompanying unaudited condensed consolidated interim financial statements of Trans World Corporation and Subsidiaries (collectively, the “Company,” “TWC,” “we,” “our” or “us”) as of June 30, 2013 and December 31, 2012 and for the six and three months ended June 30, 2013 and 2012 reflect all adjustments of a normal and recurring nature to fairly present the consolidated financial position, results of operations and cash flows for the interim periods. On June 30, 2012, we sold our smallest and underperforming casino, located at Rozvadov, after ceasing all gaming operations there on March 31, 2012.  Thus all operational, financial and table presentations and discussions here in this report exclude the impact of these discontinued operations for the prior year 2012, and certain prior year amounts have also been reclassified to reflect this impact. (See a further discussion of this matter in “Note 3 Discontinued Operations” below).  The financial statements of all foreign subsidiaries consolidated herein have been converted in accordance with accounting principles generally accepted in the United States of America (“US GAAP” or “GAAP”) for financial presentation purposes. All significant intercompany transactions and account balances have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements have been prepared by the Company according to the instructions of Form 10-Q and pursuant to the U.S. Securities and Exchange Commission’s (“SEC”) accounting and reporting requirements under Regulations S-X and S-K. Pursuant to these instructions, certain financial information and footnote disclosures normally included in such consolidated financial statements have been condensed or omitted.  In presenting the condensed consolidated interim financial statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates.

In management’s opinion, all adjustments considered necessary for fair presentation of financial position, results of operations and cash flows of the Company have been included. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the six and three months ended June 30, 2013 are not necessarily indicative of the results that may occur for the year ending December 31, 2013.

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

The Company owns and operates three casinos in the Czech Republic (“CZ”), all under the American Chance Casinos (“ACC”) brand. The Ceska casino (“Ceska”), located in the town of Ceska Kubice, in the western part of the CZ, close to the German border, currently has 15 gaming tables and 80 slot machines.  The Route 55 casino (“Route 55”), located in Dolni Dvoriste, in the southern part of the CZ, close to the Austrian border, has 23 gaming tables and 124 slot machines. The Route 59 casino (“Route 59”), is located in Hate, near Znojmo, in the CZ, and currently has 23 gaming tables and 118 slot machines.

In addition to the above gaming operations, TWC also owns and operates a 77-room, four-star deluxe hotel, the Hotel Savannah, which is physically connected to its Route 59 casino, and a full-service spa, the Spa at Savannah (the “Spa”), which is operated by an independent contractor and is attached to the hotel.  The hotel features eight banquet halls for meetings and special events as well as a full-service restaurant and bar.

The Company was also the manager, under a 10-year management contract expiring in 2017, of the Grand Casino Lav and Nightclub (collectively known as the “Grand Casino Lav”), located in Podstrana, Croatia, near the resort city of

Split. This casino had been operating under difficult conditions in a depressed regional economy.  On January 1, 2012, the casino’s operations were suspended by the owner, Grand Hotel Lav d.o.o., and beginning March 2013, the property went under bank receivership, pending settlement of all of its debt obligations and ultimately its property liquidation.  The management contract remains in effect, pending either the resumption of gaming operations or the termination of the contract by either party.

3.              Discontinued Operations.

The Company had owned and operated a fourth casino in the western part of CZ, in the town of Rozvadov.  The Company began terminating live game operations at Rozvadov at the end of January 2012, and continued running the unit as a slot-only operation until March 31, 2012, when all gaming operations ceased and the entire property was leased out to a third-party operator.  On July 11, 2012, the lessee exercised its option to buy out the lease by making the full purchase payment of €1,000, or approximately $1,300 to TWC.  The net gain from the sale of the Rozvadov casino and associated buildings, less all related costs, and inclusive of rental income was approximately $314. Rozvadov’s net loss for the six months ending June 30, 2012 was $(106).  No write-downs of inventories or furniture, fixtures and equipment (“FF&E”) were incurred because its slot machines were leased, while the Company’s owned FF&E was subsequently rented out and remaining inventories were transferred to other operating units at an immaterial cost.  Employees at Rozvadov received cash severance benefits aggregating approximately $79, with no continuing obligation.

4.              Commitments and Contingencies.

Lease Obligations - The Company is obligated under one operating lease, for its corporate office space, expiring in March 2015.  Future aggregate minimum annual rental payments under this lease for the next two years are as follows:

Twelve Months Ending June 30,
2014	$88
2015	$67

Rent expense under this lease was approximately $44 and $43 for the six months ended June 30, 2013 and 2012, respectively.

The Company is also obligated under certain five-year, slot equipment operating leases, the projected costs of which are not included in the table above due to fluctuating inventory, expiring over staggered years, which provide for a monthly fixed rental fee per slot machine, and an option for replacement with different/newer machines during the term of the lease.  In the second quarter of 2013, the Company’s slot lease expense were $597 versus $568 in the comparable quarter in 2012, while in the six months ending June 30, 2013, the Company’s slot lease expenses were $1,196 versus $1,203 in the comparable period in 2012.

Employment Agreements - The Company’s July 1, 2005 employment agreement with its Chief Executive Officer (“CEO”), Mr. Rami S. Ramadan, absent the intervention of either party by September 30th of each year, will renew automatically for another calendar year, currently ending December 31, 2013.  In addition to a perpetually renewable employment term of one year absent the intervention of either party, the agreement provides for annual compensation, plus participation in the Company’s benefits programs and equity incentive plans.  As of June 30, 2013, the Company is contractually obligated to pay approximately $225 of annual base compensation for the remainder of the year 2013.

401(k) and Profit Sharing Plan - The Company maintains a contributory 401(k) plan and a profit sharing plan.  These plans are for the benefit of all eligible corporate employees, who may have up to 16.5% of their salary withheld, not to exceed the maximum federally allowed amount.  The Company makes an employer-matching contribution of 60 cents for each employee dollar contributed.

Notes Receivable - In connection with the TWC’s management of the Grand Casino Lav, on January 10, 2007, the Company extended three Euro-denominated loans totaling €967, or $1,258, to the Grand Hotel Lav, d.o.o. (“GHL”), the owner of the Grand Casino Lav and Nightclub. At June 30, 2013, the balance of approximately €350, or $480 in principal amount, remains payable, as per the executed payment allocation and pledge of payment agreement related to the existing credit agreement and the 2006 Management Agreement.  In April 2013, GHL, under bank receivership since March 2013, acknowledged the outstanding debt and requested an extension for the repayment of the remaining balance in equal monthly installments ending December 2013, which TWC has granted.  TWC still holds eight unexercised demand notes.

Advance Receivable - In August 2009, in pursuit of obtaining a gaming license in Hungary, TWC partnered with Vigotop Limited, a Cyprus-based company (“Vigotop”), to form a Hungarian company, KC Bidding Kft. (“KCB”), in which TWC became holder of a 25% equity interest. Subsequently, TWC extended a three-year, 1.0% interest per annum loan of approximately €930 (or about $1,210) to KCB to form a Hungarian license concession company, SDI Europe Kft. (“SDI”), for the purpose of eventually operating the Class I casino in Hungary. SDI is a wholly-owned subsidiary of KCB. Through SDI’s intermediary, IMT LLC, a Delaware limited liability company, American Chance Casinos (“ACC”), an operations subsidiary of TWC, received a three-year, 2.1505% interest per annum loan of approximately $1,210. TWC expects the full lump sum repayment of advance receivable, upon maturity, from KCB, to offset its outstanding loan with IMT LLC. In the event KCB defaults in its repayment obligation to TWC with respect to the above mentioned loan, IMT will cancel the loan obligation from ACC to IMT and ACC will no longer be obligated to pay off the loan balance of approximately €910, or $1,184. In November 2010, the loan agreement between ACC and KCB was amended to change the maturity date to January 31, 2016 from December 31, 2012 and to establish an interest rate of 1% from January 1, 2012 through the new maturity date of the loan. In March 2011, the loan agreement between IMT and ACC was amended to change the maturity date to February 21, 2016 from January 31, 2013, and to establish an interest rate of 1% from January 1, 2012 through the new maturity date of the loan.  As of June 30, 2013, the principal on the TWC loan to KCB was approximately $1,196 and was included in the Company’s deposits and other assets, while the principal on the IMT loan to TWC was approximately $1,169 and was included in the Company’s long-term debt.

Since January 12, 2011, there have been several lawsuits and countersuits initiated by the Ministry for the National Economy of Hungary (the “MOE”) and by KCB, contesting the cancellation of the concession contract, which was signed on October 9, 2009, and alleged breaches of its terms.  The various court hearings have either been inconclusive or postponed pending further discovery processes.  The next court hearing, in the discovery process, in the case of KCB versus the State of Hungary has been  postponed to September 9, 2013; all other cases have been suspended pending the outcome of this case.  Notwithstanding the foregoing, litigation results are never predictable. Further, by virtue of an existing agreement between Vigotop and TWC, all costs associated with obtaining the casino license were and will be borne by Vigotop. In the opinion of TWC’s management, after consultation with legal counsel, the amount of ultimate liability with respect to these actions, if adversely decided to KCB, will not materially affect the Company’s consolidated financial statements and/or results of operations.

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

Legal Proceedings - The Company is often subject to various contingencies, the resolutions of which, its management believes, will not have a material adverse effect on the Company’s consolidated financial position or results of operations.  TWC was not involved in any material litigation during the six months ended June 30, 2013, or through the date of this filing.

5.              Liquidity.

As of June 30, 2013, the Company had a working capital deficit of $111, as compared to the working capital surplus of $383 at December 31, 2012.

The Company’s management believes that its cash resources at June 30, 2013, in addition to the anticipated cash to be provided by existing operations, will be sufficient to meet all current obligations and fund its current operating activities for the next twelve months.

6.              Summary of Selected Significant Accounting Policies.

(a)         Revenue recognition - Casino revenue is defined as the net win from gaming activities, which is the difference between gaming wagers and the amount paid out to patrons, and is recognized on the day it is earned. Revenues generated from ancillary services, including lodging, sales of food, beverage, cigarettes, and casino logo merchandise are recognized at the time the related services are performed and represent, on an individual basis, less than five percent of total revenues.

(b)         Earnings per share - Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share incorporate the dilutive effect of common stock equivalents on an average basis during the period. The Company’s common stock equivalents currently include stock options, warrants and deferred compensation stock. Thus, unexercised stock options to purchase up to 660,325 and 662,425 shares as of June 30, 2013 and June 30, 2012, respectively, were included in the computation of diluted earnings per common share, if such unexercised stock options were “in-the-money” and vested. Warrants to purchase up to 75,000 shares were also included, if they were “in-the-money” and vested.  In addition, 224,762 and 149,654 issuable shares, as of June 30, 2013 and June 30, 2012, respectively, under the Company’s Deferred Compensation Plan were also included in the computation.

A table illustrating the impact of dilution on earnings per share, based on the treasury stock method, is presented below:

	(UNAUDITED)
	For the Six Months Ended		For the Three Months Ended
(amounts in thousands, except for	June 30,		June 30,
share information)	2013	2012	2013	2012
Basic Earnings Per Share:
Income from continuing operations	$673	$749	$405	$246
Weighted average common shares	8,826,904	8,871,635	8,825,343	8,871,635
Basic earnings per share	$0.08	$0.08	$0.05	$0.03

Diluted Earnings Per Share:
Income from continuing operations	$673	$749	$405	$246
Weighted average common shares	8,826,904	8,871,635	8,825,343	8,871,635
Addition due to the effect of dilutive securities:
Stock options and warrants (1)	18	10,038	18	10,038
Stock issuable under the Deferred Compensation Plan	224,762	149,654	224,762	149,654
Dilutive potential weighted average common shares	9,051,684	9,031,327	9,050,123	9,031,327
Diluted earnings per share	$0.07	$0.08	$0.04	$0.03

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

Based on TWC’s own assessment of qualitative factors which included an analysis of macroeconomic conditions, financial performance, and industry and market considerations, the Company concluded that it was not necessary to perform a two-step quantitative goodwill impairment test on an interim basis in this quarter and that the goodwill of the Company was not impaired as of June 30, 2013.

(d)         Property and equipment - Property and equipment is stated at cost less accumulated depreciation and amortization.  TWC capitalizes the cost of improvements that extend the life of the asset and expenses maintenance and repair costs as incurred.  The Company provides for depreciation and amortization using the straight-line method over the following estimated useful lives:

Asset	Estimated Useful Life

Building and improvements	5-50 years
Furniture, fixtures and other equipment	4-12 years

At June 30, 2013 and December 31, 2012, property and equipment consisted of the following:

	As of June 30, 2013	As of
	(unaudited)	December 31, 2012
Land	$2,705	$2,691
Building and improvements	31,199	31,131
Furniture, fixtures and other equipment	12,001	13,122

	45,905	46,944
Less accumulated depreciation and amortization	(12,335)	(12,877)

	$33,570	$34,067

(e)          Impairment for long-lived assets - The Company periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may be recoverable.  If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived assets, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists.  If an asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value. An estimate of the asset’s fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. The Company reports an asset to be disposed of at the lower of its carrying value or its estimated net realizable market value.  There were no impairment losses for long-lived assets recorded for the six months ending June 30, 2013 and 2012.

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

The impact of foreign currency translation on goodwill is presented below:

	Applicable	Goodwill
(UNAUDITED)	Foreign Exchange	German		Austrian
As of June 30, 2013 (in thousands, except FX)	Rate (“FX”)(2)	reporting unit		reporting unit		Total

Residual balance, as of January 1, 2003 (in USD) (1)		USD	3,042	USD	537	USD	3,579

USD residual balance, translated at June 30, 1998 (date of acquisition) FX rate of:	33.8830	CZK	103,072	CZK	18,195	CZK	121,267

2003 CZK balance, translated to USD, at June 30, 2013 FX of:	19.9699	USD	5,161	USD	911	USD	6,072

Net increase to Goodwill		USD	2,119	USD	374	USD	2,493

(1)         Goodwill was amortized over 15 years until the Company started to comply with revised GAAP requirements, as of January 1, 2002. This balance represents the remaining, unamortized goodwill, after an impairment charge taken prior to January 1, 2003.

(2)         FX (interbank) rates taken from www.Oanda.com.

(g)          Stock-based compensation - The Company recognizes the fair value of stock-based compensation in the condensed consolidated statement of operations. The fair value of the Company’s stock option awards are estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections including expected stock price volatility and the estimated life of each award.  In addition, the calculation of compensation costs requires that the Company estimate the number of awards that will be forfeited during the vesting period. The fair value of stock-based awards is amortized over the vesting period of the award. The award expenses for the six months ended June 30, 2013 and 2012 were $0 and $67, respectively.

(h)         Stock repurchase program -  On November 12, 2012, TWC’s board of directors approved a stock repurchase program (the “program”), in accordance with the retirement method, authorizing the repurchase of up to 500,000 shares of the Company’s Common Stock, over a 12-month period.  The program does not obligate the Company to acquire any particular amount of Common Stock, and it could be modified, extended, suspended or discontinued at any time.  Thus, pursuant to the stock repurchase program and through a registered broker-dealer, the Company conducted repurchases on the open market, arriving at an outstanding 8,825,835 shares at June 30, 2013.  The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors.  Repurchases may be conducted in the open market or in privately negotiated transactions.  The repurchase transactions since the inception of the program are listed in the table below:

ISSUER PURCHASES OF EQUITY SECURITIES

Date	Total Number of Shares Purchased	Average Price Paid per Share	Cumulative Total of Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Program
11/19/2012	4,900	$2.50	4,900	495,100
12/20/2012	30,000	$2.65	34,900	465,100
01/16/2013	5,000	$2.50	39,900	460,100
01/18/2013	900	$2.50	40,800	459,200
01/25/2013	4,500	$2.50	45,300	454,700
03/08/2013	100	$2.54	45,400	454,600
03/25/2013	200	$2.50	45,600	454,400
03/26/2013	200	$2.65	45,800	454,200
04/04/2013	250	$2.65	46,050	453,950
04/09/2013	250	$2.40	46,300	453,700

(i)             Comprehensive income (loss) — The Company’s change in the foreign currency translation adjustments is included in other comprehensive income (loss).

(j)            Promotional allowances — Promotional allowances primarily consist of food and beverages and, to certain of its valuable players, hotel accommodations, all of which are furnished gratuitously.  For the six months ended June 30, 2013 and 2012, revenues do not include the retail amount of food and beverages and hotel accommodations of $1,962 and $2,033, respectively, provided at no-charge to customers. The retail value of the food and beverages given away is determined by dividing the food and beverage costs charged to the gaming operation of $727 and $700, for the respective periods, by the average percentage of cost of food and beverages sold.  The cost of hotel accommodations is either the out-of-pocket expenses paid to other hotels that provide rooms for our players or the retail charge for rooms at the Hotel Savannah and at our VIP hotel rooms at Route 55 and at Ceska.

The promotional allowances are summarized below:

	(UNAUDITED)
	For the Six Months Ended		For the Three Months Ended
	June 30,		June 30,
(amounts in thousands)	2013	2012	2013	2012

Cost of gratuitous food and beverages (A)	$727	$700	$156	$150
Average cost of food and beverages sold (B)	37.6%	34.7%	41.6%	37.2%

Retail value of food and beverages (A/B)	$1,934	$2,017	$375	$403
Retail value of hotel accommodations	28	16	14	8
Total promotional allowances	$1,962	$2,033	$389	$411

(k)         Czech gaming taxes — Effective January 1, 2012, TWC merged its three Czech slot subsidiary companies, ACC Slot, s.r.o., Hollywood Spin s.r.o. and LMJ Slot s.r.o. into its primary Czech operating entity company, American Chance Casinos a.s., in an effort to eliminate and/or reduce redundancy in operations, maintenance and operating costs.

The new Czech Gaming Tax Law is summarized in the following table:

New Gaming Tax Law *
(effective January 1, 2012)

Live Games	20% Gaming Tax from Win (70% of tax to federal; 30% to local municipality).

Slots	20% Gaming Tax from Win (20% of tax to federal; 80% to local municipality); Fifty five Korunas (or three dollars) Gaming Tax per Slot Machine, per Day.

Net Income	19% corporate income tax on adjusted net income earned in the Czech Republic, net of exemptions (to federal)

* The new Gaming Tax is to be paid quarterly, by the 25th day following the end of a quarter,while the  2012 corporate income tax obligation was paid by end of June 2013, to be followed by estimated quarterly payments beginning in September 2013.

TWC’s gaming-related taxes and fees for the six and three months ended June 30, 2013 and 2012 are summarized in the following table:

	(UNAUDITED)
	For the Six Months Ended		For the Three Months Ended
(amounts in thousands)	2013	2012	2013	2012

Gaming revenues (live-game and slot only)	$15,710	$16,044	$8,253	$7,481

Gaming taxes on live games and slots	3,305	3,342	1,732	1,578
Licensing fees (eliminated in 2012) *		283		139
Total gaming taxes and fees	$3,305	$3,625	$1,732	$1,717
as % of gaming revenue	21.0%	22.6%	21.0%	23.0%

*  As the non-refundable, six-month licensing fees effective for January 2012 through June 2012 were paid in October 2011, prior to the passing of New Gaming Tax laws in December 2011, the Company incurred additional taxes for the first six months of 2012.  Excluding the non-recurring licensing fees, the gaming taxes and fees for the three months and six months ending June 30, 2012 would have been 21.1% and 20.8% of gaming revenue, respectively.

In conformity with the European Union (“EU”) taxation legislation, when the Czech Republic joined the EU in 2004, its VAT increased from 5% to 22%, from January 2004 through December 2009, and ranged between 9% and 19% for all intra-EU generated purchases. Between January 1, 2010 and December 31, 2012, VAT rates increased to between 10% and 20%, then to 15% and 21%, beginning on January 1, 2013. The applicable VAT rate varies depending on the product or services sold and/or received.  All non-EU generated purchases were impacted by identical VAT increases, beginning in May 2004. The VAT top rate rose to 21% beginning on January 1, 2013. The Company pays its VAT directly to its vendors in connection with any purchases that are subject to this tax. Unlike in other industries, VATs are not recoverable for gaming operations. The recoverable VAT under the Hotel Savannah operation was non-material for the six and three months ended June 30, 2013 and 2012, respectively.

(l)             Income taxes — Deferred income tax assets and liabilities are computed for differences between the financial statement and the tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.  Accounting for income taxes prescribes, among other things, a recognition threshold and measurement attributes for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return. Accounting for income taxes utilizes a two-step approach for evaluating uncertain tax positions. Step One, or recognition, requires a company to determine if the weight of available evidence indicates a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step Two, or measurement, is based on the largest amount of benefit, which is more likely than not to be realized on settlement with the taxing authority. The Company is subject to income tax examinations by U.S. and foreign taxing authorities for all tax years subsequent to 2008. The adoption of the provisions of the Financial Accounting Standards Board (“FASB”) standard, “Accounting for Income Taxes” did not have a material impact on the Company’s consolidated financial statements. However, management’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulation and interpretations, thereof.  During the six months ended June 30, 2013, the Company recognized no adjustments for uncertain tax positions.

Effective January 1, 2012, the Czech government instituted an effective corporate income tax, currently at 19.0%, on gaming revenues, which prior to the law changes were subject only to gaming taxes.  As a result of the new tax laws and due to the materiality of the income tax liability, the Company accrued an estimated foreign income tax expense of $364 and $684 for the six months ended June 30, 2013 and 2012, respectively.  The foreign income tax expense of $355 for the six months ended June 30, 2013 included a 2012 accrual adjustment.  Foreign book tax differences on fixed assets have resulted in a long-term deferred tax liability of $551, which is included in long-

term liabilities on the balance sheet.  Corporate income tax is payable by the end of June of the subsequent year, followed by estimated quarterly corporate income tax payments beginning in September 2013.

(m)     Recently issued and adopted accounting standards:

In February 2013, the FASB issued guidance to improve the reporting of amounts reclassified out of accumulated other comprehensive income (“AOCI”). The guidance amends the presentation of changes in AOCI and requires an entity to disaggregate the total change of each component of other comprehensive income either on the face of the statement of income or as a separate disclosure in the notes. This guidance is effective prospectively for fiscal years beginning after December 15, 2012. The Company adopted the guidance on January 1, 2013, as required. There was no material impact on its consolidated financial statements resulting from the adoption.

(n)         New accounting pronouncement:

In March 2013, the FASB issued guidance on a parent’s accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. The guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. This guidance is effective prospectively for fiscal years beginning on or after December 15, 2013, and for interim periods within those fiscal years. The Company will adopt the guidance on January 1, 2014, as required, and it believes the adoption of this guidance will not have a material impact on its consolidated financial statements.

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

Currently, we own and operate three casinos and a hotel in the Czech Republic (“CZ”).  Our Ceska casino, located at Ceska Kubice, in the western part of the CZ close to the border of Germany, currently has five competitors.  Our other two Czech casinos are located in the southern part of the CZ, close to the Austrian border.  The larger of these two, “Route 55,” located in Dolni Dvoriste, has two competitors, and our other casino, “Route 59,” is located in Hate, near Znojmo, and currently has three competitors.  Our Hotel Savannah features eight banquet halls for meetings and special events as well as a full-service restaurant and bar, and is connected to our Route 59 casino with the joint facility’s main restaurant linking the two buildings.  Along with the hotel operation, we also launched a full-service spa operation, the Spa at Hotel Savannah (the “Spa”), the operations of which are outsourced to a private, independent contractor and are attached to Hotel Savannah.  The Spa, which features Ayurvedic massage therapies and an indoor pool, began operation in March 2009.  Hotel Savannah and the Spa has eight regional competitors, five of which are located in Austria.

In addition to these operations, we also had managed under 10-year contract a Croatian casino and adjoining nightclub (collectively known as the “Grand Casino Lav”), located in the Grand Hotel Lav resort in the city of Podstrana, near Split, Croatia.  The Grand Casino Lav’s revenues and expenses are recognized on the owner’s books.  We derive only management fee income from the performance results of the Grand Casino Lav, which is recognized in our consolidated financial statements.  On January 1, 2012, the owners of the Grand Casino Lav suspended all gaming operations pending the owners’ search for financing to relaunch the casino.  As of March 2013, the ownership of the Grand Casino Lav and the adjoining hotel went into bank receivership, pending the sale of the entire property and satisfaction of all its creditors.

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

On November 23, 2011, we acquired the Ceska casino building and associated land and an adjacent outbuilding and related plot from the town of Ceska Kubice, from which we had been renting the facilities. The combined price was 11.6 million Czech Korunas (“CZK”), or $581,000 U.S. dollars (“USD” or “$”), for which we made a deposit of CZK 2.6 million, or $130,000, and began making monthly installment payments on the balance of CZK 9.0 million, or $451,000, (the “Ceska Municipal Loan”) over a three-year term. The acquisition allowed us to undertake much needed capital improvements to the building, as competition in the Ceska area has increased dramatically in recent years.  We invested approximately CZK 36.0 million, or $1.8 million, to expand the Ceska facility by connecting the existing casino with the annex building, in which five VIP guest rooms, offices, and storage areas will be located.  As part of the project, the slot room area will be increased in order to allow for the addition of 20 slot machines, from 80 to 100.  On June 29, 2013, we held a gala to re-launch the expanded casino to great fanfare and publicity.  We received numerous television news spots and promotions, along with positive newspapers and online reviews.  We expect the enlarged casino to incrementally increase our business volume and firmly re-establish our competitive position in the markets that we serve.

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

The consolidated balance sheet totals of the Company’s foreign subsidiaries at June 30, 2013 and December 31, 2012 were converted to USDs using the interbank exchange rates, as reported at www.oanda.com, which are depicted in the following table:

As of	USD	CZK	EUR
June 30, 2013	1.00	19.9699	0.7685
December 31, 2012	1.00	18.9600	0.7565

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

Review of the Condensed Consolidated Interim Results of the Company:

Three Months Ended June 30, 2013 and 2012:

	Three Months Ended June 30,
(in thousands, except per share data)	2013	2012	Variance $	Variance %
	(unaudited)	(unaudited)

Total revenues, from continuing operations	$9,012	$8,271	741	9.0%
Total costs and expenses	(8,425)	(7,716)	(709)	9.2%
Income from continuing operations, before income taxes	587	555	32	5.8%

Foreign income taxes	(182)	(309)	127	-41.1%

Income from continuing operations	405	246	159	64.6%
Discontinued operations, gain (loss) from operations		39	(39)	-100.0%

Net income	$405	$285	120	42.1%

Earnings per common share:
From continuing operations:
Basic	$0.05	$0.03
Diluted	$0.04	$0.03
From discontinued operations:
Basic	$—	$—
Diluted	$—	$—

For the quarter ended June 30, 2013, our total revenues rose 9.0%, to $9.0 million, from approximately $8.3 million for the quarter ended June 30, 2012.  The revenue increase was primarily attributable to stronger business volume at our two casinos in closest proximity to Austria, while our casino nearest the German border was negatively affected by the widespread flooding plaguing Europe during this period, and specifically the German Bavarian region from which our casino primarily draws its business.  Despite the lopsided changes in attendance, whereby aggregate live game attendance fell by 9.9% and slot game attendance climbed 24.9%, revenues for both live games and slots increased by 9.9% and 10.7%, respectively.  The live game revenue improvement was principally due to a 15.2% increase in DpH, plus a 1.4 percentage point (“ppt”) increase in the WP, when compared with the same quarter in 2012.  Meanwhile, the surge in slot attendance, we believe, is indicative of the resiliency and popularity of this type of games.

Our total costs and expenses increased by $709,000, or 9.2%, from $7.7 million to $8.4 million for the comparative quarters, mainly due to higher marketing and promotional costs incurred to re-launch the newly-expanded Ceska casino, which held its gala re-opening on June 29, 2013.

Income from continuing operations, before income taxes, increased by $32,000, or 5.8%, from the second quarter in 2012, as a result of the above factors.

We recognized $182,000 for foreign income taxes, which were substantially lower than the taxes incurred a year ago this quarter.  The reduction was largely due to the partial shifting of tax liability to value-added taxes (“VAT”) on our intercompany management fees, which, in aggregate, effectively lowered our foreign taxable income base.

Consequently, net income for the three months ended June 30, 2013 increased to $405,000, or a 42.1% increase from $285,000, achieved for the three months ended June 30, 2012.

Costs and Expenses

Total costs and expenses for the three months ended June 30, 2013 and 2012 are presented below:

	For the Three Months Ended
	June 30,
(amounts in thousands)	2013	2012	Variance $	Variance %
	(unaudited)	(unaudited)
Cost of revenues	$4,875	$4,789	$86	1.8%
Depreciation and amortization	389	435	(46)	-10.6%
Selling, general and administrative	3,144	2,424	720	29.7%
Other expense	17	68	(51)	-75.0%
Total costs and expenses	$8,425	$7,716	$709	9.2%

Cost of revenues for the quarter ended June 30, 2013 increased nominally by $86,000, or 1.8%, primarily due to higher in-house amenity expenses.  The complimentary F&B and hotel accommodations costs were recognized in the gaming departmental expenses, which totaled approximately $607,000 or 7.1% of gaming revenues for the three months ended June 30, 2013, compared with $574,000 or 7.4% of gaming revenues for the comparable quarter last year.  General gifts and giveaways represented $160,000 or 1.9% of gaming revenues, versus $191,000 or 2.5% of gaming revenues in the same quarter of 2012.  These expenses were also recognized in the gaming departmental expenses.

Depreciation and amortization expense decreased by $46,000, or 10.6%, due to the end of life of certain depreciable assets.

Selling, general and administrative costs increased by $720,000, or 29.7%, due primarily to increased marketing and promotional activities leading up to and including the gala to re-launch the newly-expanded Ceska casino on June 29, 2013.

Other expense of $17,000 essentially represents interest paid on the Company’s diminishing Commerzbank amortized loan, maturing on November 4, 2013.

Six Months Ended June 30, 2013 and 2012:

	Six Months Ended June 30,
(in thousands, except per share data)	2013	2012	Variance $	Variance %
	(unaudited)	(unaudited)

Total revenues, from continuing operations	$17,243	$17,432	(189)	-1.1%
Total costs and expenses	(16,215)	(15,999)	(216)	1.4%
Income from continuing operations, before income taxes	1,028	1,433	(405)	-28.3%

Foreign income taxes	(355)	(684)	329	-48.1%

Income from continuing operations	673	749	(76)	-10.1%
Discontinued operations, loss from operations		(106)	106	-100.0%

Net income	$673	$643	30	4.7%

Earnings per common share:
From continuing operations:
Basic	$0.08	$0.08
Diluted	$0.07	$0.08
From discontinued operations:
Basic	$—	$(0.01)
Diluted	$—	$(0.01)

For the six months ended June 30, 2013, our total revenues decreased slightly by $189,000, or (1.1)%, to $17.2 million, from $17.4 million for the same period ended June 30, 2012, notably due to a 10.2% decline in live game attendance, compounded by large losses to our regular live games players and sizable jackpots paid out during this period.  The decline in attendance was due largely to the severe winter that occurred in the first quarter and in part to the widespread flooding in Europe that occurred in the second quarter of 2013.  Slot attendance, however, was resilient throughout this period and in fact increased by 24.8%, when compared with the first six months of the prior year, generating a 3.4% revenue improvement in this comparison.

Our combined hotel rooms, restaurant and banquet operations, and spa revenues totaled 4.8% of the Company’s total consolidated revenue.

Our total costs and expenses increased by $216,000 or 1.8%, mainly from the marketing and promotional expenditures on the gala re-launch on June 29, 2013 of the expanded Ceska casino, the benefits of which are expected in the future.  These costs were in part offset by the Company’s lower-cost, player loyalty reward programs that have proven successful since implementation in the last quarter of 2012.  We also increased expenditures in gifts and giveaways.  Our player loyalty programs have proven to be more cost-effective in drawing and keeping players in our casinos than broad, external, general marketing initiatives employed in the past, which are less effective, given that we have built an established and recognizable name and reputation in our business markets.

As a result of the consolidation of foreign subsidiaries and restructuring of intercompany cost recuperations that became effective in 2013, we were able to effectively reduce our consolidated taxable income base in the Czech Republic.  Thus, our provision for foreign income taxes for the six months ended June 30, 2013 decreased to $355,000 from $684,000 a year ago this period.  However, our VAT expenses on our intercompany management fees for the first six months of 2013 were $234,000, which were nominal in the same six months in 2012.

Consequently, we earned income from continuing operations after taxes of $673,000 versus $749,000 of the prior year’s same six month period.

Our net income for the six months ended June 30, 2013 increased by $30,000 or 4.7%, from the $643,000 generated for the same period a year ago.

Costs and Expenses

Total costs and expenses for the six months ended June 30, 2013 and 2012 are presented below:

	For the Six Months Ended
	June 30,
(amounts in thousands)	2013	2012	Variance $	Variance %
	(unaudited)	(unaudited)
Cost of revenues	$9,472	$9,982	$(510)	-5.1%
Depreciation and amortization	785	879	(94)	-10.7%
Selling, general and administrative	5,918	4,994	924	18.5%
Other expense	40	144	(104)	-72.2%
Total costs and expenses	$16,215	$15,999	$216	1.4%

Our cost of revenues for the six months ended June 30, 2013 decreased by $510,000, or (5.1)%, primarily due to lower gaming payroll expenses and the absence of the six-month, prepaid slot machine licensing fees that were eliminated in 2012.

Our complimentary F&B and hotel accommodations costs were recognized in gaming departmental expenses, which totaled $1.2 million or 7.4% of gaming revenues for the six months ended June 30, 2013, versus approximately $1.2 million or 7.1%  of gaming revenues for the comparable six-month period in 2012.  General gifts and giveaways, which were also recognized in gaming departmental expenses, represented $324,000 or 2.0% of gaming revenues for the same six months in 2013, compared with $398,000 or 2.4% of gaming revenues for the six months ended June 30, 2012, an increase of $74,000 or 18.6%.

Depreciation and amortization expense decreased by $94,000, or (10.7)%, largely due to the end of life of certain depreciable assets.

Our selling, general and administrative costs of $5.9 million for the six months ended June 30, 2013 increased by $924,000 or 18.5% from the same period in 2012, principally due to marketing and promotional expenditures related to the re-launch of the newly-expanded Ceska casino.

Other expense of $40,000 essentially represents interest paid on the Company’s diminishing Commerzbank amortized loan, maturing on November 4, 2013.

Our Facilities:

Each of our casinos offers a restaurant and a full bar, and in the larger units, lounge areas and multiple bars.  All of our casinos operate under the registered ACC brand.

Ceska

Ceska Casino, which was expanded through a capital improvement program, now has increased its real estate footprint by nearly 60%, to 13,644 square foot of space, or 1,268 square meters.  The primary phase of the expansion and renovation was completed at the end of June 2013, with the casino holding a gala re-launch on June 29, 2013.  The revamped casino includes an improved live game area, an enlarged restaurant and entertainment facility, and the addition of five VIP hotel guestrooms.  The remaining phase of the capital improvement program includes renovation of the internal, older part of the casino, including increasing the size of the slot room.  The remodeled slot room will allow for the addition of 20 video slot machines.  The last phase of the project is expected to be completed by October 2013.  It currently has 15 gaming tables, including eight card tables and seven roulette tables, and 80 video slot machines.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2013, we had a working capital deficit of $111,000, a decrease of $494,000, from the working capital surplus of $383,000 at December 31, 2012.  Net cash provided by operating activities for the six months ended June 30, 2013 was $429,000 versus $845,000 for the same prior year period, largely due to the payment of the 2012 gaming and income tax liabilities.  Net cash used in investing activities was approximately $1.9 million for the six months ended June 30, 2013, compared with $297,000 in the prior year’s period, and was primarily due to capital expenditures related to the primary phase of our Ceska casino expansion and renovation project, while the net cash used in financing activities consisted of principal repayments of $850,000 and $77,000 on the Commerzbank loan and the Ceska municipal loan, respectively, plus $29,000 in stock repurchases, pursuant to the Company’s Stock Repurchase Program.  In the first six months of 2012, cash used in financing activities included largely of the drawdowns and repayments of the now-closed line of credit with Commerzbank.  The effect of foreign currency translation on cash was a net loss of $191,000 and a net loss of $814,000, for the six months ended June 30, 2013 and 2012, respectively.

As of June 30, 2013, we have only two remaining quarterly payments of $397,000 each to retire our amortized Commerzbank loan, which matures on November 4, 2013.  We are in full compliance with the credit facility’s financial covenants.  Through our participation on a Hungarian project, we have an offsetting loan with a project-related party, IMT, maturing February 21, 2016. The IMT loan is offset by an advance receivable from our partially-owned Hungarian subsidiary, KCB, maturing January 31, 2016.

We believe that our cash resources at June 30, 2013, in addition to the anticipated cash to be provided by existing operations, will be sufficient to meet all of our current obligations and fund our operating activities for the next twelve months.

We are obligated under various contractual commitments over the next five years.  We have no off-balance sheet arrangements.  The following is a five-year summary of our commitments as of June 30, 2013:

(in thousands)		Less than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	Thereafter
Long-term, unsecured debt, foreign (1)	$1,169	$—	$—	$1,169	$—
Long-term, secured debt, foreign (2)	1,007	944	63
Operating and capital leases (3)	321	147	124	50
Employment agreement (4)	225	225
Total contractual obligations	$2,722	$1,316	$187	$1,219	$—

(1)    Represents the outstanding 6-year loan from IMT, a Hungarian investment-related partner, maturing February 21, 2016.

(2)    Includes the remaining balances of the Company’s credit facility with Commerzbank Aktiengesellschaft, pobocka Praha, which consists of a 4-year loan of CZK 125 million, or $6.3 million, maturing November 4, 2013 and the Ceska Municipal Loan, a 3-year, CZK 9.0 million, or $451,000, term loan maturing on November 23, 2014.

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

Long Range Objective

Our operations are primarily in the gaming industry. Consequently, our senior corporate management, several of whom have extensive experience in the hotel industry, is exploring ways to diversify and expand the Company’s operations through the acquisition and/or development of new, complementary non-gaming business units, such as hotels, while continuing to grow the Company’s existing operations. We will also seek to manage or lease new business units that complement our existing operations. Acquisitions will be based on evaluations of the potential returns of projects that arise and, for certain projects, the availability of financing.

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4.                                                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Exchange Act Rule 13a-15(e), which is designed to provide reasonable assurance that information, which is required to be disclosed in our reports filed pursuant to the Exchange Act, is accumulated and communicated to management in a timely manner. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and we are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.  At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including Mr. Ramadan, our CEO and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, Mr. Ramadan concluded that, as of the date of such evaluation, our disclosure controls and procedures were effective, at the reasonable assurance level in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  We made no changes in internal control over financial reporting during the second quarter of 2013 that materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                                                LEGAL PROCEEDINGS

We are often subject to various contingencies, the resolutions of which, our management believes will not have a material adverse effect on our consolidated financial position or results of operations.  We were not involved in any material litigation during the quarter ended June 30, 2013, or through the date of this filing.

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

ITEM 5.                                                OTHER INFORMATION

Annual Meeting of Shareholders

We held our 2013 Annual Meeting of Stockholders on June 18, 2013 at our Ceska casino.  There were a total of 8,825,335 shares of common stock of the Company which could be voted and 6,399,034 shares were represented at the meeting by the holders thereof in person and by proxy, which constituted a quorum.  The votes were as follows:

1.                                      Election of Directors, for One-year Term expiring in 2013:

	For	Withheld	Broker Non-Votes
Geoffrey B. Baker	5,983,419	10,137	405,478
Timothy G. Ewing	5,983,419	10,137	405,478
Julio E. Heurtematte, Jr.	5,983,419	10,137	405,478
Rami S. Ramadan	5,976,419	17,137	405,478
Malcolm M.B. Sterrett	5,983,419	10,137	405,478

2.                                      To establish non-binding advisory vote every three years on executive compensation, including compensation to the named executive officer in the event of a change of control of the Company (“Say-on-Pay”):

For	Against	Abstain	Broker Non-Votes
5,935,947	31,837	25,772	405,478

3.                                      To establish a non-binding advisory vote on the frequency of holding Say-on-Pay votes in the future of either one, two or three year frequency:

One Year	Two Year	Three Year	Abstain	Broker Non-Votes
5,841,921	100,156	38,629	12,850	405,478

4.                                      Ratification of the appointment of Rothstein Kass as the Company’s independent accountants for the fiscal year ending December 31, 2013:

For	Against	Abstain
6,355,521	3,775	39,738

As a result of such voting, all matters presented to the stockholders at the Annual Meeting were approved by the requisite vote.

Share Repurchase

On November 12, 2012, TWC’s board of directors approved a stock repurchase program (the “program”), in accordance with the retirement method, authorizing the repurchase of up to 500,000 shares of the Company’s Common Stock, over a 12-month period.  The program does not obligate the Company to acquire any particular amount of Common Stock, and it could be modified, extended, suspended or discontinued at any time.  Thus, pursuant to the stock repurchase program and through a registered broker-dealer, we conducted repurchases on the open market, arriving at an outstanding 8,825,835 shares at June 30, 2013.  The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors.  Repurchases may be conducted in the open market or in privately negotiated transactions.  The repurchase transactions since the inception of the program are listed in the table below:

ISSUER PURCHASES OF EQUITY SECURITIES

Date	Total Number of Shares Purchased	Average Price Paid per Share	Cumulative Total of Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Program
11/19/2012	4,900	$2.50	4,900	495,100
12/20/2012	30,000	$2.65	34,900	465,100
01/16/2013	5,000	$2.50	39,900	460,100
01/18/2013	900	$2.50	40,800	459,200
01/25/2013	4,500	$2.50	45,300	454,700
03/08/2013	100	$2.54	45,400	454,600
03/25/2013	200	$2.50	45,600	454,400
03/26/2013	200	$2.65	45,800	454,200
04/04/2013	250	$2.65	46,050	453,950
04/09/2013	250	$2.40	46,300	453,700

ITEM 6.                                                EXHIBITS

Reference is made to the Exhibit Index hereinafter contained.

TRANS WORLD CORPORATION
EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE SIX MONTHS ENDED JUNE 30, 2013

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

(101)

The following financial information from Trans World Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the SEC on August 6, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the six and three-month periods ended June 30, 2013 and 2012, (ii) the Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (iii) the Condensed Consolidated Statement of Cash Flows for the six-month periods ended June 30, 2013 and 2012, and (iv) Notes to Condensed Consolidated Interim Financial Statements.*

*Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

 SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS WORLD CORPORATION

Date:	August 6, 2013	By:	/s/ Rami S. Ramadan
President, Chief Executive Officer and
Chief Financial Officer
(Principal Executive and Financial Officer)