Form 10-Q
period 2013-09-30
TRANS WORLD CORP
filed 2013-11-06
CIK 914577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of  November 5, 2013 was 8,825,335.

TRANS WORLD CORPORATION AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2013

INDEX

PART I — FINANCIAL INFORMATION

i

ITEM 1.                FINANCIAL STATEMENTS

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2013 and December 31, 2012

(in thousands, except for share data)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$4,159	$6,887
Prepaid expenses	301	316
Notes receivable	300	663
Other current assets	273	262

Total current assets	5,033	8,128

PROPERTY AND EQUIPMENT, less accumulated depreciation of $13,305 and $12,877, respectively	35,229	34,067

OTHER ASSETS:
Goodwill	6,381	6,396
Deposits and other assets	2,504	2,439

Total other assets	8,885	8,835

	$49,147	$51,030

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Long-term debt, current maturities	$161	$1,836
Capital lease, current portion	53	55
Accounts payable	424	804
Interest payable		15
Czech gaming tax accrual	1,803	1,943
Foreign income tax accrual	714	1,480
Accrued expenses and other current liabilities	1,288	1,612

Total current liabilities	4,443	7,745

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	1,255	1,376
Capital lease, less current portion	95	134
Deferred foreign tax liability	579	581

Total long-term liabilities	1,929	2,091

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 4,000,000 shares authorized, none issued
Common stock, $0.001 par value, 20,000,000 shares authorized, 8,825,335 shares in 2013 and 8,836,735 shares in 2012, issued and outstanding	9	9
Additional paid-in capital	52,623	52,454
Accumulated other comprehensive income	7,595	7,562
Accumulated deficit	(17,452)	(18,831)

Total stockholders’ equity	42,775	41,194

	$49,147	$51,030

See accompanying notes to condensed consolidated interim financial statements.

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

Nine and Three Months Ended September 30, 2013 and 2012

(in thousands, except for share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$26,074	$26,428	$8,831	$8,996

COSTS AND EXPENSES:
Cost of revenues	14,326	14,288	4,854	4,306
Depreciation and amortization	1,193	1,301	408	422
Selling, general and administrative	8,505	8,116	2,587	3,122
	24,024	23,705	7,849	7,850
INCOME FROM CONTINUING OPERATIONS, before other expense and foreign income taxes	2,050	2,723	982	1,146

OTHER EXPENSE:

Interest expense, net	(48)	(209)	(8)	(65)

INCOME FROM CONTINUING OPERATIONS, before income taxes	2,002	2,514	974	1,081

FOREIGN INCOME TAXES	(623)	(1,267)	(268)	(583)

INCOME FROM CONTINUING OPERATIONS	1,379	1,247	706	498

DISCONTINUED OPERATIONS, gain from operation of discontinued Rozvadov Casino, net of tax		200		306

NET INCOME	1,379	1,447	706	804

Other comprehensive income, foreign currency translation adjustments, net of tax	33	654	2,031	2,224

TOTAL COMPREHENSIVE INCOME	$1,412	$2,101	$2,737	$3,028

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	8,826,375	8,871,635	8,825,335	8,871,635
Diluted	9,052,827	9,022,346	9,051,787	9,022,346

EARNINGS PER COMMON SHARE:
From continuing operations:
Basic	$0.16	$0.14	$0.08	$0.06
Diluted	$0.15	$0.14	$0.08	$0.06
From discontinued operations:
Basic	$—	$0.02	$—	$0.03
Diluted	$—	$0.02	$—	$0.03

See accompanying notes to condensed consolidated interim financial statements.

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2013 and 2012

(in thousands)

	Nine Months Ended September 30,
	2013	2012
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,379	$1,447
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from assets disposal		(351)
Depreciation and amortization	1,193	1,330
Stock options expense		104
Deferred board fees	10	8
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	3	351
Deposits and other assets	(71)	940
Accounts payable	(365)	(426)
Interest payable	(5)	(17)
Czech gaming tax accrual	(132)	(2,167)
Foreign income tax accrual	(742)	1,120
Accrued expenses and other current liabilities	(136)	(59)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,134	2,280

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,370)	(531)
Proceeds from assets disposal		1,321
Investment into Hotel Savannah and the Spa	(22)	(120)
Repayment on notes receivable	408	64
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,984)	734

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility		5,357
Principal payments on Commerzbank debt	(1,680)	(6,553)
Principal payments on Ceska municipal loan	(115)	(115)
Share buyback under the Stock Repurchase Program	(29)
NET CASH USED IN FINANCING ACTIVITIES	(1,824)	(1,311)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(54)	(168)

NET INCREASE (DECREASE) IN CASH	(2,728)	1,535

CASH:
Beginning of period	6,887	5,636

End of period	$4,159	$7,171

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$48	$208
Cash paid during the period for foreign income taxes	$1,383	$138

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Deferred compensation to be paid in common stock	$188	$260

See accompanying notes to condensed consolidated interim financial statements.

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(all figures in thousands, except for exchange rate and share data)

1.              Basis of Presentation and Consolidation.

The accompanying unaudited condensed consolidated interim financial statements of Trans World Corporation and Subsidiaries (collectively, the “Company,” “TWC,” “we,” “our” or “us”) as of September 30, 2013 and December 31, 2012 and for the nine and three months ended September 30, 2013 and 2012 reflect all adjustments of a normal and recurring nature to fairly present the consolidated financial position, results of operations and cash flows for the interim periods. On June 30, 2012, we sold our smallest and underperforming casino, located at Rozvadov, after ceasing all gaming operations there on March 31, 2012.  Thus all operational presentations and discussions here in this report exclude the impact of these discontinued operations for the prior year 2012, and certain prior year amounts have also been reclassified to reflect this impact. (See a further discussion of this matter in “Note 3 Discontinued Operations” below).  The financial statements of all foreign subsidiaries consolidated herein have been converted in accordance with accounting principles generally accepted in the United States of America (“US GAAP” or “GAAP”) for financial presentation purposes. All significant intercompany transactions and account balances have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements have been prepared by the Company according to the instructions of Form 10-Q and pursuant to the U.S. Securities and Exchange Commission’s (“SEC”) accounting and reporting requirements under Regulations S-X and S-K. Pursuant to these instructions, certain financial information and footnote disclosures normally included in such consolidated financial statements have been condensed or omitted.  In presenting the condensed consolidated interim financial statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates.

In management’s opinion, all adjustments considered necessary for fair presentation of financial position, results of operations and cash flows of the Company have been included. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the nine and three months ended September 30, 2013 are not necessarily indicative of the results that may occur for the year ending December 31, 2013.

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

The Company owns and operates three casinos in the Czech Republic (“CZ”), all under the registered brand, American Chance Casinos (“ACC”). The Ceska casino (“Ceska”), located in the town of Ceska Kubice, in the western part of the CZ, close to the German border, currently has 15 gaming tables and 100 slot machines.  The Route 55 casino (“Route 55”), located in Dolni Dvoriste, in the southern part of the CZ, close to the Austrian border, has 23 gaming tables and 124 slot machines. The Route 59 casino (“Route 59”), is located in Hate, near Znojmo, in the CZ, and currently has 23 gaming tables and 118 slot machines.

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

The Company was also the manager, under a 10-year management contract expiring in 2017, of the Grand Casino Lav and Nightclub (collectively known as the “Grand Casino Lav”), located in Podstrana, Croatia, near the resort city of Split. This casino had been operating under difficult conditions in a depressed regional economy.  On January 1, 2012, the casino’s operations were suspended by the owner, Grand Hotel Lav d.o.o. (“GHL”), and beginning March 2013, the property went under bank receivership, pending settlement of all of its debt obligations.  The management contract was effectively terminated upon the signing of this agreement, “Agreement on Settlement of Debts,” with TWC, dated April 30, 2013. See also “Note 4 — Commitments and Contingencies — Notes Receivable” below.

3.              Discontinued Operations.

The Company had owned and operated a fourth casino in the western part of CZ, in the town of Rozvadov.  The Company began terminating live game operations at Rozvadov at the end of January 2012, and continued running the unit as a slot-only operation until March 31, 2012, when all gaming operations ceased and the entire property was leased out to a third-party operator.  On July 11, 2012, the lessee exercised its option to buy out the lease by making the full purchase payment of €1,000, or approximately $1,300 to TWC.  The net gain from the sale of the Rozvadov casino and associated buildings, less all related costs, and inclusive of rental income was approximately $306. Rozvadov’s net operating loss for the six months of operation ending June 30, 2012 was $(145).  No write-downs of inventories or furniture, fixtures and equipment (“FF&E”) were incurred because its slot machines were leased, while the Company’s owned FF&E was subsequently rented out and remaining inventories were transferred to other operating units at an immaterial cost.  Employees at Rozvadov received cash severance benefits aggregating approximately $79, with no continuing obligation.

4.              Commitments and Contingencies.

Lease Obligations — The Company is obligated under one operating lease, for its corporate office space, expiring in March 2015.  Future aggregate minimum annual rental payments under this lease for the next two years are as follows:

Twelve Months Ending September 30,
2014	$88
2015	$44

Rent expense under this lease was approximately $65 and $58 for the nine months ended September 30, 2013 and 2012, respectively.

The Company is also obligated under certain five-year, slot equipment operating leases, the projected costs of which are not included in the table above due to fluctuating inventory, expiring over staggered years, which provide for a monthly fixed rental fee per slot machine, and an option for replacement with different/newer machines during the term of the lease.  In the third quarter of 2013, the Company’s slot lease expense was $619 versus $574 in the comparable quarter in 2012, while in the nine months ending September 30, 2013, the Company’s slot lease expenses were $1,815 versus $1,777 in the comparable period in 2012, due to the addition of 20 slot machines in September 2013.

Employment Agreements — The Company’s July 1, 2005 employment agreement with its Chief Executive Officer (“CEO”), Mr. Rami S. Ramadan, absent the intervention of either party by September 30th of each year, will renew automatically for another calendar year, currently ending December 31, 2014.  In addition to a perpetually renewable employment term of one year absent the intervention of either party, the agreement provides for annual compensation, plus participation in the Company’s benefits programs and equity incentive plans.  As of September 30, 2013, the Company is contractually obligated to pay an aggregate of approximately $563, which includes the annual base salary for the remaining quarter of 2013 and the annual base salary for the full year of 2014.

401(k) and Profit Sharing Plan — The Company maintains a contributory 401(k) plan and a profit sharing plan.  These plans are for the benefit of all eligible corporate employees, who may have up to 16.5% of their salary withheld, not to exceed the maximum federally allowed amount.  The Company makes an employer-matching contribution of 60% of each such employee dollar contributed.

Notes Receivable — In connection with the TWC’s management of the Grand Casino Lav, on January 10, 2007, the Company extended three Euro-denominated loans totaling €967, or then $1,258, to the GHL, the owner of the Grand

Casino Lav and Nightclub. At September 30, 2013, the balance of approximately €200, or $300 in principal amount, remained receivable, as per the executed payment allocation and pledge of payment agreement related to the existing credit agreement and the 2006 Management Agreement.  In April 2013, GHL, under bank receivership since March 2013, acknowledged the outstanding debt and requested an extension for the repayment of the remaining balance of approximately €472, or then $708, with an initial payment of €72, followed by monthly installments of €50, ending December 31, 2013, which TWC has granted, under the “Agreement on Settlement of Debts,” signed on April 30, 2013.  On October 1, 2013, TWC received the September payment of €50, thereby reducing the outstanding balance to €150, or approximately $225, for the remainder of the term.  TWC still holds eight unexercised demand notes.

Advance Receivable — In August 2009, in pursuit of obtaining a gaming license in Hungary, TWC partnered with Vigotop Limited, a Cyprus-based company (“Vigotop”), to form a Hungarian company, KC Bidding Kft. (“KCB”), in which TWC became holder of a 25% equity interest. Subsequently, TWC extended a three-year, 1.0% interest per annum loan of approximately €930 (or then $1,330) to KCB to form a Hungarian license concession company, SDI Europe Kft. (“SDI”), for the purpose of eventually operating the Class I casino in Hungary. SDI is a wholly-owned subsidiary of KCB. Through SDI’s intermediary, IMT LLC (“IMT”), a Delaware limited liability company, American Chance Casinos (“ACC”), an operations subsidiary of TWC, received a three-year, 2.1505% interest per annum loan of approximately $1,210. TWC expects the full lump sum repayment of the advance receivable, upon maturity, from KCB, to offset its outstanding loan with IMT. In the event KCB defaults in its repayment obligation to TWC with respect to the above mentioned loan, according to a mutual agreement, IMT will cancel the loan obligation from ACC to IMT and ACC will no longer be obligated to pay off the loan balance of approximately €910, or $1,229. In November 2010, the loan agreement between ACC and KCB was amended to change the maturity date to January 31, 2016 from December 31, 2012 and to establish an interest rate of 1% from January 1, 2012 through the new maturity date of the loan. In March 2011, the loan agreement between IMT and ACC was amended to change the maturity date to February 21, 2016 from January 31, 2013, and to establish an interest rate of 1% from January 1, 2012 through the new maturity date of the loan.  On July 23, 2013, ACC and Vigotop agreed to a restructuring of the obligations, whereby IMT assigned its rights to SDI, effectively transferring the loan to SDI, with all other loan terms remaining as-is.  As of September 30, 2013, the principal on the TWC loan to KCB was approximately $1,256 and was included in the Company’s deposits and other assets, while the principal on the SDI loan to TWC was approximately $1,229 and was included in the Company’s long-term debt.

Since January 12, 2011, there have been several lawsuits and countersuits initiated by the Ministry for the National Economy of Hungary (the “MOE”) and by KCB, contesting the cancellation of the concession contract, which was signed on October 9, 2009, and alleged breaches of its terms.  The various court hearings have either been inconclusive or postponed pending further discovery processes.  The next court hearing, in the discovery process, in the case of KCB versus the State of Hungary has been postponed to November 27, 2013, while the case of the MOE versus KCB was postponed to November 6, 2013.  Notwithstanding the foregoing, litigation results are never predictable. Further, by virtue of an existing agreement between Vigotop and TWC, all costs associated with obtaining the casino license were and will be borne by Vigotop. In the opinion of TWC’s management, after consultation with legal counsel, the amount of ultimate liability with respect to these actions, if adversely decided to KCB, will not materially affect the Company’s consolidated financial statements and/or results of operations.

Taxing Jurisdiction — The Czech Republic currently has a number of laws related to various taxes imposed by governmental authorities.  Applicable taxes include corporate income tax, gaming tax, value-added tax (“VAT”), payroll (social) taxes and, until repealed as of January 1, 2012, charity taxes.  Tax declarations, together with other legal compliance areas (e.g. customs and currency control matters) are subject to review and investigation by a number of governmental authorities, which are enabled by law to impose fines, penalties and interest charges, and create tax risks in the Czech Republic.  Management believes that it has adequately provided for all of its Czech tax liabilities.

Effective January 1, 2012, charity taxes were eliminated in lieu of a new overall flat gaming tax (the “New Gaming Tax”) of 20.0% on all live game and slot revenues, as well as a new 19% corporate income tax on adjusted Czech net income.  Additionally, the administration tax and state supervision fee have been eliminated in lieu of a per slot, per diem tax, payable along with the New Gaming Tax.  The New Gaming Tax is payable by the 25th day following the end of each quarter, while the corporate income tax is payable by June 30th of the subsequent year, and, estimated quarterly income tax payments beginning in September 2013. (See also Note 6(k) “Czech Gaming Taxes” and Note 6(l) “Income Taxes” below).

Legal Proceedings — The Company is often subject to various contingencies, the resolutions of which, its management believes, will not have a material adverse effect on the Company’s consolidated financial position or results of operations.  TWC was not involved in any material litigation during the nine months ended September 30, 2013, or through the date of this filing.

5.              Liquidity.

As of September 30, 2013, the Company had a working capital surplus of $590, as compared to the working capital surplus of $383 at December 31, 2012.

The Company’s management believes that its cash resources at September 30, 2013, in addition to the anticipated cash to be provided by existing operations, will be sufficient to meet all current obligations and fund its current operating activities for the next twelve months.

6.              Summary of Selected Significant Accounting Policies.

(a)         Revenue recognition — Casino revenue is defined as the net win from gaming activities, which is the difference between gaming wagers and the amount paid out to patrons, and is recognized on the day it is earned. Revenues generated from ancillary services, including lodging, sales of food, beverage, cigarettes, and casino logo merchandise are recognized at the time the related services are performed and represent, on an individual basis, less than five percent of total revenues.

(b)         Earnings per share — Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share incorporate the dilutive effect of common stock equivalents on an average basis during the period. The Company’s common stock equivalents currently include stock options, warrants and deferred compensation stock. Thus, unexercised stock options to purchase up to 598,750 and 660,850 shares as of September 30, 2013 and September 30, 2012, respectively, were included in the computation of diluted earnings per common share, if such unexercised stock options were “in-the-money” and vested. Warrants to purchase up to 75,000 shares were also included, if they were “in-the-money” and vested.  In addition, 226,441 and 150,698 issuable shares, as of September 30, 2013 and September 30, 2012, respectively, under the Company’s Deferred Compensation Plan were also included in the computation.

A table illustrating the impact of dilution on earnings per share, based on the treasury stock method, is presented below:

	For the Nine Months Ended		For the Three Months Ended
(amounts in thousands, except for	September 30,		September 30,
share information)	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Basic Earnings Per Share:
Income from continuing operations	$1,379	$1,247	$706	$498

Weighted average common shares	8,826,375	8,871,635	8,825,335	8,871,635

Basic earnings per share	$0.16	$0.14	$0.08	$0.06

Diluted Earnings Per Share:
Income from continuing operations	$1,379	$1,247	$706	$498

Weighted average common shares	8,826,375	8,871,635	8,825,335	8,871,635

Addition due to the effect of dilutive securities:
Stock options and warrants (1)	11	13	11	13
Stock issuable under the Deferred Compensation Plan	226,441	150,698	226,441	150,698

Dilutive potential weighted average common shares	9,052,827	9,022,346	9,051,787	9,022,346

Diluted earnings per share	$0.15	$0.14	$0.08	$0.06

(1) Per the treasury stock method.

(c)          Goodwill — Goodwill represents the excess of the cost of the Company’s Czech subsidiaries over the fair value of their net assets at the date of acquisition, which consisted of the Ceska casino, the Rozvadov casino (which was sold in 2012) and the land in Hate, which is currently the Route 59 Casino. Goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. The Company has allocated the goodwill over two reporting units that are components of the operating segment “Czech subsidiaries” and are classified as the “German reporting unit” which consists of the Ceska casino, and the “Austrian reporting unit” which consists of the Route 55 and Route 59 casinos and the Hotel Savannah.  Goodwill impairment tests require the Company to first assess qualitative factors to determine whether it is necessary to perform a two-step quantitative goodwill impairment test.  The Company is not required to calculate the fair value of a reporting unit unless it determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  The Company assesses the potential impairment of goodwill annually (as of September 30th) and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Upon completion of such review, if impairment is found to have occurred, a corresponding charge will be recorded.

Based on TWC’s own assessment of qualitative factors which included an analysis of macroeconomic conditions, financial performance, and industry and market considerations, the Company concluded that it was not necessary to perform a two-step quantitative goodwill impairment test and that the goodwill of the Company was not impaired as of September 30, 2013, its annual assessment date.

(d)         Property and equipment - Property and equipment is stated at cost less accumulated depreciation and amortization.  TWC capitalizes the cost of improvements that extend the life of the asset and expenses maintenance and repair costs as incurred.  The Company provides for depreciation and amortization using the straight-line method over the following estimated useful lives:

Asset	Estimated Useful Life

Building and improvements	5-50 years
Furniture, fixtures and other equipment	4-12 years

At September 30, 2013 and December 31, 2012, property and equipment consisted of the following:

	As of September 30, 2013	As of December 31, 2012
	(Unaudited)

Land	$2,844	$2,691
Building and improvements	32,953	31,131
Furniture, fixtures and other equipment	12,737	13,122

	48,534	46,944
Less accumulated depreciation and amortization	(13,305)	(12,877)

	$35,229	$34,067

(e)          Impairment for long-lived assets — The Company periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may be recoverable.  If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived assets, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists.  If an asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value. An estimate of the asset’s fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. The Company reports an asset to be disposed of at the lower of its carrying value or its estimated net realizable market value.  There were no impairment losses for long-lived assets recorded for the nine months ending September 30, 2013 and 2012.

(f)           Foreign currency translation — Foreign subsidiaries whose functional currency is the local foreign currency, balance sheet accounts and cash flows are translated at exchange rates in effect at the end of each reporting period and resulting translation adjustments are included in “accumulated other comprehensive income.”  Statement of operations accounts are translated by applying the monthly averages of the daily exchange rates of one (1) US dollar (“USD”) to the Czech Koruna (“CZK”) on the respective monthly local Czech statement of operations accounts for the period.

The impact of foreign currency translation on goodwill is presented below:

	Applicable	Goodwill
(UNAUDITED)	Foreign Exchange	German		Austrian
As of September 30, 2013 (in thousands, except FX)	Rate (“FX”)(2)	reporting unit		reporting unit		Total

Residual balance, as of January 1, 2003 (in USD) (1)		USD	3,042	USD	537	USD	3,579

USD residual balance, translated at June 30, 1998 (date of acquisition) FX rate of:	33.8830	CZK	103,072	CZK	18,195	CZK	121,267

2003 CZK balance, translated to USD, at September 30, 2013 FX rate of:	19.0054	USD	5,423	USD	958	USD	6,381

Net increase to Goodwill		USD	2,381	USD	421	USD	2,802

(1)         Goodwill was amortized over 15 years until the Company started to comply with revised GAAP requirements, as of January 1, 2002. This balance represents the remaining, unamortized goodwill, after an impairment charge taken prior to January 1, 2003.

(2)         FX (interbank) rates taken from www.Oanda.com.

(g)          Stock-based compensation — The Company recognizes the fair value of stock-based compensation in the condensed consolidated statement of operations. The fair value of the Company’s stock option awards are estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections including expected stock price volatility and the estimated life of each award.  In addition, the calculation of compensation costs requires that the Company estimate the number of awards that will be forfeited during the vesting period. The fair value of stock-based awards is amortized over the vesting period of the award. The award expenses for the nine months ended September 30, 2013 and 2012 were $0 and $104, respectively.

(h)         Stock repurchase program —  On November 12, 2012, TWC’s board of directors approved a stock repurchase program (the “program”), in accordance with the retirement method, authorizing the repurchase of up to 500,000 shares of the Company’s Common Stock, over a 12-month period.  The program will expire on its anniversary date and does not obligate the Company to acquire any particular amount of Common Stock.  It can be modified, extended, suspended or discontinued at any time.  Thus, pursuant to the stock repurchase program and through a registered broker-dealer, the Company conducted repurchases on the open market, arriving at an outstanding 8,825,335 shares at September 30, 2013.  The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors.  Repurchases may be conducted in the open market or in privately negotiated transactions.  There was no repurchase activity during the three months ended September 30, 2013.  The repurchase transactions since the inception of the program are listed in the table below:

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

(i)             Comprehensive income — The Company’s change in the foreign currency translation adjustments is included in other comprehensive income.

(j)            Promotional allowances — Promotional allowances primarily consist of food and beverages and, to certain of its valuable players, hotel accommodations, all of which are furnished gratuitously.  For the nine months ended September 30, 2013 and 2012, revenues do not include the retail amount of food and beverages and hotel accommodations of $4,972 and $4,850, respectively, provided at no-charge to customers. The retail value of the food and beverages given away is determined by dividing the food and beverage costs charged to the gaming operation of $1,744 and $1,668 for the respective periods, by the average percentage of cost of food and beverages sold.  The cost of hotel accommodations is either the out-of-pocket expenses paid to other hotels that provide rooms for our players or the retail charge for rooms at the Hotel Savannah and at our VIP hotel rooms at Route 55 and at Ceska.

The promotional allowances are summarized below:

	For the Nine Months Ended		For the Three Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Cost of gratuitous food and beverages (A)	$1,744	$1,668	$598	$545
Average cost of food and beverages sold (B)	35.4%	34.6%	34.0%	34.2%

Retail value of food and beverages (A/B)	$4,927	$4,821	$1,759	$1,594
Retail value of hotel accommodations	45	29	16	13
Total promotional allowances	$4,972	$4,850	$1,775	$1,607

(k)         Czech gaming taxes — Effective January 1, 2012, TWC merged its three Czech slot subsidiary companies, ACC Slot, s.r.o., Hollywood Spin s.r.o. and LMJ Slot s.r.o. into its primary Czech operating entity company, American Chance Casinos a.s., in an effort to eliminate and/or reduce redundancy in operations, maintenance and operating costs.

The new Czech Gaming Tax Law is summarized in the following table:

New Gaming Tax Law *
(Effective January 1, 2012)

Live Games	20% Gaming Tax from Win (70% of tax to federal; 30% to local municipality).

Slots	20% Gaming Tax from Win (20% of tax to federal; 80% to local municipality); Fifty five Korunas (or approximately three dollars) Gaming Tax per Slot Machine, per Day.

Net Income	19% corporate income tax on adjusted net income earned in the Czech Republic, net of exemptions (to federal).

*       The new Gaming Tax is to be paid quarterly, by the 25th day following the end of a quarter, while the 2012 corporate income tax obligation was paid by June 30, 2013, to be followed by estimated quarterly income tax payments beginning the third quarter ending September 30, 2013.

TWC’s gaming-related taxes and fees for the nine and three months ended September 30, 2013 and 2012 are summarized in the following table:

	For the Nine Months Ended		For the Three Months Ended
(amounts in thousands)	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Gaming revenues (live-game and slot only)	$23,719	$24,122	$8,008	$8,078

Gaming taxes on live games and slots	4,994	5,038	1,689	1,696
Licensing fees (eliminated in 2012) *		283
Total gaming taxes and fees	$4,994	$5,321	$1,689	$1,696
as % of gaming revenue	21.0%	22.1%	21.1%	21.0%

*  As the non-refundable, six-month licensing fees effective for January 2012 through June 2012 were paid in October 2011, prior to the passing of New Gaming Tax laws in December 2011, the Company incurred additional taxes for the first six months of 2012.  Excluding the repealed licensing fees, the gaming taxes and fees for the three months and nine months ending September 30, 2012 would have been each 21.0% of gaming revenue.

In conformity with the European Union (“EU”) taxation legislation, when the Czech Republic joined the EU in 2004, its VAT increased from 5% to 22%, from January 2004 through December 2009, and ranged between 9% and 19% for all intra-EU generated purchases. Between January 1, 2010 and December 31, 2012, VAT rates increased to between 10% and 20%, then to 15% and 21%, beginning on January 1, 2013. The applicable VAT rate varies depending on the product or services sold and/or received.  All non-EU generated purchases were impacted by identical VAT increases, beginning in May 2004. The VAT top rate rose to 21% beginning on January 1, 2013. The Company pays its VAT directly to its vendors in connection with any purchases that are subject to this tax. Unlike in other industries, VATs are not recoverable for gaming operations. The recoverable VAT under the Hotel Savannah operation was non-material for the nine and three months ended September 30, 2013 and 2012, respectively.

(l)             Income taxes — Deferred income tax assets and liabilities are computed for differences between the financial statement and the tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.  Accounting for income taxes prescribes, among other things, a recognition threshold and measurement attributes for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return. Accounting for income taxes utilizes a two-step approach for evaluating uncertain tax positions. Step One, or recognition, requires a company to determine if the weight of available evidence indicates a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step Two, or measurement, is based on the largest amount of benefit, which is more likely than not to be realized on settlement with the taxing authority. The Company is subject to income tax examinations by U.S. and foreign taxing authorities for all tax years subsequent to 2009. The adoption of the provisions of the Financial Accounting Standards Board (“FASB”) standard, “Accounting for Income Taxes” did not have a material impact on the Company’s consolidated financial statements. However, management’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulation and interpretations, thereof.  During the nine months ended September 30, 2013, the Company recognized no adjustments for uncertain tax positions.

Effective January 1, 2012, the Czech government instituted an effective corporate income tax, currently at 19.0%, on gaming net income, which prior to the law changes, gaming revenue was subject only to gaming taxes.  As a result of the new tax laws and due to the materiality of the income tax liability, the Company incurred an estimated foreign income tax expense of $623 and $1,267 for the nine months ended September 30, 2013 and 2012, respectively.  Foreign book tax differences on fixed assets have resulted in a long-term deferred tax liability of $579, which is included in long-term liabilities on the balance sheet.  Corporate income tax for the current year is payable by the end of September of the subsequent year, followed by estimated quarterly corporate income tax payments, which began in September 2013.

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

In July 2013, the FASB issued guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists, which requires that an unrecognized tax benefit, or portion of an unrecognized tax benefit, be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. If an applicable deferred tax asset is not available or a company does not expect to use the applicable deferred tax asset, the unrecognized tax benefit should be presented as a liability in the financial statements and should not be combined with an unrelated deferred tax asset. This guidance is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date; however retrospective application is permitted. The Company is in the process of evaluating this guidance and does not expect that it will have a significant impact on its consolidated financial statements.

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

Forward-looking statements that we make or that are made by others on our behalf are based on currently available information relating to our business and the environment in which we operate, but because of the factors listed above, actual results may differ significantly from those in forward-looking statements. Consequently, these cautionary statements qualify all of the forward-looking statements we make herein. The results or developments we anticipate may not be realized. Even if substantially realized, those results or developments may not result in the expected consequences for us or affect us, our business or our operations in the ways we expect. We caution readers not to place undue reliance on any of these forward-looking statements in this Form 10-Q, which speak only as of their dates. We assume no obligation to update any of the forward-looking statements.

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

On March 31, 2012, due to the depressed economy in the region that it operated, we terminated gaming operations at our smallest casino, “Rozvadov,” located in the town of Rozvadov and leased the casino and staff housing facilities to a local, third-party casino operator under a five-year lease agreement.  On July 11, 2012, pursuant to the exercise of the buyout option included in the provisions of the lease agreement, we sold the property to the lessee for the sum of €1.0 million, or approximately $1.3 million, netting a gain of approximately $306,000, after all related expenses and inclusive of rental income.

On November 23, 2011, we acquired the Ceska casino building and associated land and an adjacent outbuilding and related plot from the town of Ceska Kubice, from which we had been renting the facilities. The combined price was 11.6 million Czech Korunas (“CZK”), or then approximately $581,000 U.S. dollars (“USD” or “$”), for which we made a deposit of CZK 2.6 million, or then approximately $130,000, and began making monthly installment payments on the balance of CZK 9.0 million, or then $469,000, (the “Ceska Municipal Loan”) over a three-year term. The acquisition allowed us to undertake much needed capital improvements to the building, as competition in the Ceska area has increased dramatically in recent years.  We invested approximately CZK 36.0 million, or $1.8 million, for the first phase of the capital improvements, which was to expand the Ceska facility by connecting the existing casino with an annex building, in which five VIP guest rooms, offices, and storage areas are located.  The remaining phase, which, in addition to a soft-renovation of the older part of the casino, includes reconfiguring the slot room area to allow for the addition of 20 slot machines.  The new slot machines were installed on September 1, 2013.  We budgeted approximately CZK 7.5 million, or about $400,000 for the second phase, which is expected to be completed by December 31, 2013.  On June 29, 2013, we held a gala to re-launch the expanded casino to great fanfare and publicity.  We received numerous television news spots and promotions, along with positive newspaper and online reviews.  We expect the enlarged casino to incrementally increase our business volume and firmly re-establish our competitive position in the markets that we serve.

Exchange Rates

Due to the fact that the Company’s operations are located in Europe and principally in the Czech Republic, TWC’s financial results are subject to the influence of fluctuations in foreign currency exchange rates.  The revenue generated by our Czech operations is generally denominated in Euro’s (“EUR” or “€”) and the expenses incurred by these facilities are generally denominated in CZK.  As our primary reporting subsidiary, American Chance Casinos a.s., is a Czech entity, all revenues and expenses, regardless of sources of origin, are recognized in the Czech currency and translated to USD for reporting purposes.  A substantial change in the value of either of these currencies in relation to the value of the USD would have an impact on the results from our operations when translated into USD.  We do not hedge our foreign currency holdings or transactions.

The actual 2013 and 2012 operating results in local currency for the Czech casino units were converted to USD using the average of the daily exchange rates of each month in the reporting periods.  The monthly average exchange rates for the CZK versus the USD and EUR, respectively, are presented in the following graphical chart.

The consolidated balance sheet totals of the Company’s foreign subsidiaries at September 30, 2013 and December 31, 2012 were converted to USDs using the interbank exchange rates, as reported at www.oanda.com, which are depicted in the following table:

As of	USD	CZK	EUR
September 30, 2013	1.00	19.0054	0.7394
December 31, 2012	1.00	18.9600	0.7565

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

RESULTS OF OPERATIONS

Performance Measures and Indicators

In discussing the consolidated results of operations, we may use or refer to performance measures and indicators that are common to the gaming industry, such as: (i) total live game drop, the dollar value of gaming chips purchased in a given period; (ii) live game drop per head (“DpH”), the per guest average dollar value of gaming chips purchased for cash; (iii) daily income per slot machine; (iv) net win, the difference between gaming wagers and the amount paid out to patrons; (v) win (or hold) percentage (“WP”), the ratio of net win over total drop; (vi) occupancy rate, the number of rooms sold divided by the number of rooms available; (vii) average daily rate (“ADR”), the average of room rental rates paid per day; and (viii) revenue per available room for rent (“RevPAR”), revenue generated per available room.  These measures are “non-GAAP financial measures.”

Review of the Condensed Consolidated Interim Results of the Company:

Three Months Ended September 30, 2013 and 2012:

	Three Months Ended September 30,
(in thousands, except per share data)	2013	2012	Variance $	Variance %
	(Unaudited)	(Unaudited)

Total revenues, from continuing operations	$8,831	$8,996	(165)	-1.8%
Total costs and expenses	(7,857)	(7,915)	58	-0.7%
Income from continuing operations, before income taxes	974	1,081	(107)	-9.9%

Foreign income taxes	(268)	(583)	315	-54.0%

Income from continuing operations	706	498	208	41.8%
Discontinued operations, gain from operations		306	(306)	-100.0%
Net income	$706	$804	(98)	-12.2%

Earnings per common share:
From continuing operations:
Basic	$0.08	$0.06
Diluted	$0.08	$0.06
From discontinued operations:
Basic	$—	$0.03
Diluted	$—	$0.03

For the quarter ended September 30, 2013, our total revenues decreased by 1.8%, to $8.8 million, from approximately $9.0 million for the quarter ended September 30, 2012.  The revenue decrease was primarily attributable to relatively higher live game wins by our regular clientele, experienced at all of casinos.  Although live game attendance was down by 8.5% to last year, reflecting the residual economic impact of the widespread flooding experienced in the prior quarter, DpH had actually improved by 9.8% in the comparison. The improvement in DpH, however, was insufficient to cover for the lower hold percentage, which was off by 2.0 percentage point (“ppt”).  Slot revenues, on the other hand, rose by 3.8%, on increased attendance of 17.0%, when compared with the same quarter a year ago.  However, the slot revenue improvement also was insufficient to cover for the live game decline.

Our total costs and expenses decreased by $58,000, or 0.7%, for the comparative quarters, mainly due to lower compensation-related expenses, which served to offset marketing and promotional costs associated with the re-launch of the newly-expanded Ceska casino.

Income from continuing operations, before income taxes, decreased by $107,000, or 9.9%, from the third quarter in 2012, as a result of the lower live game revenues.

For the third quarter, we recognized $268,000 for foreign income taxes, which were substantially lower than the taxes incurred a year ago this quarter.  The reduction was largely due to the partial shifting of tax liability to value-added taxes (“VAT”) on our intercompany management fees, which, in aggregate, effectively lowered our foreign taxable income base.  Thus, our income from continuing operations increased by $208,000, or 41.8%, from a year ago this quarter.

We earned net income of $706,000 for the three months ended September 30, 2013, which was $98,000, or 12.2%, less than the same three months in 2012, which included the one-time gain from the sale of our discontinued operations at Rozvadov.

Costs and Expenses

Total costs and expenses for the three months ended September 30, 2013 and 2012 are presented below:

	For the Three Months Ended
	September 30,
(amounts in thousands)	2013	2012	Variance $	Variance %
	(Unaudited)	(Unaudited)

Cost of revenues	$4,854	$4,306	$548	12.7%
Depreciation and amortization	408	422	(14)	-3.3%
Selling, general and administrative	2,587	3,122	(535)	-17.1%
Other expense	8	65	(57)	-87.7%
Total costs and expenses	$7,857	$7,915	$(58)	-0.7%

Cost of revenues for the quarter ended September 30, 2013 increased by $548,000, or 12.7%, primarily due to higher gifts and give-aways, complimentary buffets at our casinos, and higher slot rental expenses at our recently expanded Ceska casino, due to the addition of 20 slot machines, on September 1, 2013.  The complimentary F&B and hotel accommodations costs were recognized in the gaming departmental expenses, which totaled approximately $630,000 or 7.6% of gaming revenues for the three months ended September 30, 2013, compared with $566,000 or 6.7% of gaming revenues for the comparable quarter last year.  General gifts and giveaways represented $167,000 or 2.0% of gaming revenues, versus $53,000 or 0.6% of gaming revenues in the same quarter of 2012.  These expenses were also recognized in the gaming departmental expenses.

Depreciation and amortization expense decreased by $14,000, or 3.3%, due to the end of life of certain depreciable assets.

Selling, general and administrative costs decreased by $535,000, or 17.1%, due primarily to lower compensation-related expenses, which more than offset increased marketing and promotional activities surrounding the re-launching of the newly-expanded Ceska casino on June 29, 2013.

Other expense of $8,000 essentially represents interest paid on the Company’s Commerzbank amortized loan, which was early-retired on July 4, 2013, ahead of its maturity date of November 4, 2013.

Nine Months Ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
(in thousands, except per share data)	2013	2012	Variance $	Variance %
	(Unaudited)	(Unaudited)

Total revenues, from continuing operations	$26,074	$26,428	(354)	-1.3%
Total costs and expenses	(24,072)	(23,914)	(158)	0.7%
Income from continuing operations, before income taxes	2,002	2,514	(512)	-20.4%

Foreign income taxes	(623)	(1,267)	644	-50.8%

Income from continuing operations	1,379	1,247	132	10.6%
Discontinued operations, gain from operations		200	(200)	-100.0%
Net income	$1,379	$1,447	(68)	-4.7%

Earnings per common share:
From continuing operations:
Basic	$0.16	$0.14
Diluted	$0.15	$0.14
From discontinued operations:
Basic	$—	$0.02
Diluted	$—	$0.02

For the nine months ended September 30, 2013, our total revenues decreased by $354,000, or (1.3)%, to approximately $26.1 million, from $26.4 million for the same period ended September 30, 2012, notably due to a 9.7% decline in live game attendance, compounded by large losses to our regular live games players and sizable jackpots paid out during this period.  The decline in attendance was due largely to the severe winter that occurred in the first quarter and in part to the widespread flooding in Europe that occurred in the second quarter of 2013.  Slot game attendance, however, was resilient throughout this period and in fact increased by 21.9%, when compared with the first nine months of the prior year, generating a 3.6% revenue improvement in this comparison.

Our combined hotel rooms, restaurant and banquet operations, and spa revenues totaled 5.1% of the Company’s total consolidated revenue.

Our total costs and expenses increased by $158,000 or 0.7%, mainly from the marketing and promotional expenditures related to the re-launch on June 29, 2013 of the newly-expanded Ceska casino, the benefits of which are expected to materialize in the future, as well as to increased gifts and giveaways and other amenity expenses for our gaming patrons.

As a result of the consolidation of foreign subsidiaries and restructuring of intercompany cost recoveries that became effective in 2013, we were able to effectively reduce our consolidated taxable income base in the Czech Republic.  Thus, our provision for foreign income taxes for the nine months ended September 30, 2013 decreased to $623,000 from approximately $1.3 million a year ago this period.  In related transactions, our VAT expenses on our intercompany management fees for the first nine months of 2013 were $351,000, which were nominal in the same nine months in 2012.

Consequently, we earned income from continuing operations after taxes of approximately $1.4 million versus $1.2 million of the prior year’s same nine month period.

Our net income for the nine months ended September 30, 2013 was $68,000 less than a year ago, due to the absence of a one-time gain in 2012 from the sale of our discontinued operations at Rozvadov.

Costs and Expenses

Total costs and expenses for the nine months ended September 30, 2013 and 2012 are presented below:

	For the Nine Months Ended
	September 30,
(amounts in thousands)	2013	2012	Variance $	Variance %
	(Unaudited)	(Unaudited)

Cost of revenues	$14,326	$14,288	$38	0.3%
Depreciation and amortization	1,193	1,301	(108)	-8.3%
Selling, general and administrative	8,505	8,116	389	4.8%
Other expense	48	209	(161)	-77.0%
Total costs and expenses	$24,072	$23,914	$158	0.7%

Our cost of revenues for the nine months ended September 30, 2013 nominally increased, when compared with last year, primarily due to higher amenity expenses and increased slot equipment rental expenses, due to the addition of 20 slot machines at the newly-expanded Ceska casino, which, in aggregate, were offset by lower gaming payroll expenses and the absence of the six-month, prepaid slot machine licensing fees payable to the Czech government that were eliminated in 2012.

Our complimentary F&B and hotel accommodations costs were recognized in gaming departmental expenses, which totaled $1.8 million or 7.5% of gaming revenues for the nine months ended September 30, 2013, versus $1.7 million or 7.0%  of gaming revenues for the comparable nine-month period in 2012.  General gifts and giveaways, which were also recognized in gaming departmental expenses, represented $491,000 or 2.0% of gaming revenues for the same nine months in 2013, compared with $451,000 or 1.8% of gaming revenues for the nine months ended September 30, 2012, an increase of $40,000 or 8.9%.

Depreciation and amortization expense decreased by $108,000, or 8.3%, largely due to the end of life of certain depreciable assets.

Our selling, general and administrative costs of $8.5 million for the nine months ended September 30, 2013 increased by $389,000 or 4.8% from the same nine-month period in 2012, principally due to marketing and promotional expenditures related to the re-launch of the newly-expanded Ceska casino.

ETable of Contents

Other expense of $48,000 essentially represents interest paid on the Company’s maturing Commerzbank amortized loan, which was early-retired on July 4, 2013, in advance of its maturity date of November 4, 2013.

Our Facilities:

Each of our casinos offers a restaurant and a full bar, and in the larger units, lounge areas and multiple bars.  All of our casinos operate under the registered ACC brand.

Ceska

Ceska Casino, which was expanded through a capital improvement program, now has increased its real estate footprint by nearly 60%, to 13,644 square foot of space, or 1,268 square meters.  The primary phase of the expansion and renovation was completed at the end of June 2013, with the casino holding a gala re-launch on June 29, 2013.  The revamped casino includes an improved live game area, an enlarged restaurant and entertainment facility, and the addition of five VIP hotel guestrooms.  The remaining phase of the capital improvement program includes renovation of the internal, older part of the casino, including increasing the size of the slot room and the expansion of the parking lot area.  The remodeled slot room permits the addition of 20 video slot machines, which were added in September 1, 2013.  The last phase of the project is expected to be completed by December 31, 2013.  It currently has 15 gaming tables, including seven card tables, seven roulette tables, a Slingshot multi-win roulette, and 100 video slot machines.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2013, we had a working capital surplus of $590,000, an increase of $207,000, from the working capital surplus of $383,000 at December 31, 2012.  Net cash provided by operating activities for the nine months ended September 30, 2013 was $1.1 million versus approximately $2.3 million for the same prior year period, largely due to the payment of the 2012 gaming and income tax liabilities.  Net cash used in investing activities was approximately $2.0 million for the nine months ended September 30, 2013, and was primarily due to capital expenditures related to our Ceska casino expansion and renovation project, which, in aggregate, were partially offset by repayments on our notes receivable from GHL.  For the first nine months of 2012, net cash provided by investing activities of $734,000 was due to primarily to a one-time gain of $1.3 million, from the sale of our discontinued operations at Rozvadov, which was partially offset by capital improvement expenditures.  Net cash used in financing activities consisted of principal repayments and the early retirement of the Commerzbank loan as well as principal repayments on the Ceska municipal loan, plus $29,000 in stock repurchases, pursuant to the Company’s Stock Repurchase Program.  In the first nine months of 2012, cash used in financing activities included largely of the drawdowns and repayments of the now-closed line of credit with Commerzbank.  The effect of foreign currency translation on cash was a net loss of $54,000 and a net loss of $168,000, for the nine months ended September 30, 2013 and 2012, respectively.

On July 4, 2013, to reduce our future interest expense, and given our cash availability, we early retired our amortized Commerzbank loan, which was due to mature on November 4, 2013.  Through our participation on a Hungarian project, we have an offsetting loan with a project-related party, SDI, maturing February 21, 2016. The SDI loan is offset by an advance receivable from our partially-owned Hungarian subsidiary, KCB, maturing January 31, 2016.

We believe that our cash resources at September 30, 2013, in addition to the anticipated cash to be provided by existing operations, will be sufficient to meet all of our current obligations and fund our operating activities for the next twelve months.

We are obligated under various contractual commitments over the next five years.  We have no off-balance sheet arrangements.  The following is a five-year summary of our commitments as of September 30, 2013:

(in thousands)		Less than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	Thereafter
Long-term, unsecured debt, foreign (1)	$1,229	$—	$—	$1,229	$—
Long-term, secured debt, foreign (2)	187	161	26
Operating and capital leases (3)	293	148	97	48
Employment agreement (4)	563	450	113
Total contractual obligations	$2,272	$759	$236	$1,277	$—

(1)   Represents the outstanding 6-year loan from IMT, a Hungarian investment-related partner, maturing February 21, 2016.

(2)   Represents the remaining balance of the Ceska Municipal Loan, a 3-year, CZK 9.0 million, or then $469,000, term loan maturing on November 23, 2014.

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

ITEM 4.                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Exchange Act Rule 13a-15(e), which is designed to provide reasonable assurance that information, which is required to be disclosed in our reports filed pursuant to the Exchange Act, is accumulated and communicated to management in a timely manner. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and we are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.  At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including Mr. Ramadan, our CEO and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, Mr. Ramadan concluded that, as of the date of such evaluation, our disclosure controls and procedures were effective, at the reasonable assurance level in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  We made no changes in internal control over financial reporting during the third quarter of 2013 that materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

We are often subject to various contingencies, the resolutions of which, our management believes will not have a material adverse effect on our consolidated financial position or results of operations.  We were not involved in any material litigation during the quarter ended September 30, 2013, or through the date of this filing.

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

ITEM 5.                OTHER INFORMATION

Share Repurchase

On November 12, 2012, TWC’s board of directors approved a stock repurchase program (the “program”), in accordance with the retirement method, authorizing the repurchase of up to 500,000 shares of the Company’s Common Stock, over a 12-month period.  The program does not obligate the Company to acquire any particular amount of Common Stock, and it could be modified, extended, suspended or discontinued at any time.  Thus, pursuant to the stock repurchase program and through a registered broker-dealer, we conducted repurchases on the open market, arriving at an outstanding 8,825,335 shares at September 30, 2013.  The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors.  Repurchases may be conducted in the open market or in privately negotiated transactions.  There was no repurchase activity during the three months ended September 30, 2013.  The repurchase transactions since the inception of the program are listed in the table below:

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

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

(101)

The following financial information from Trans World Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, filed with the SEC on November 6, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the nine and three-month periods ended September 30, 2013 and 2012, (ii) the Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (iii) the Condensed Consolidated Statement of Cash Flows for the nine-month periods ended September 30, 2013 and 2012, and (iv) Notes to Condensed Consolidated Interim Financial Statements (all of which are unaudited).*

*Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS WORLD CORPORATION

Date: November 6, 2013	By:	/s/ Rami S. Ramadan
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive and Financial Officer)