Form 10-K
period 2013-12-31
TRANS WORLD CORP
filed 2014-03-04
CIK 914577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer (Do not check if a smaller reporting company) ☐
Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐ NO ☒

The aggregate market value of the Common Stock of the Registrant held by non-affiliates as of June 28, 2013, based upon the average bid and asked price of $2.45 as reported on the OTC Bulletin Board on that date, was $21,622,071.00.  As of March 3, 2014, there were 8,810,035 shares of Common Stock of the Registrant deemed outstanding.

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

Item 1.  Business.

General Development of Business

Trans World Corporation (hereinafter referred to as “we”, “us”, “Company”, or “TWC”) was organized as a Nevada corporation in October 1993 for the acquisition, development and management of gaming establishments, to the extent permitted by applicable local laws, featuring live and mechanized gaming, including video gaming devices such as video poker machines, primarily in Louisiana.  In 1998, we amended our operating strategy by shifting our focus to the casino market in Europe.  Today, we operate three full-service casinos; all of which are fully-owned.  The three casinos are in the Czech Republic, located in Ceska Kubice (“Ceska”), Hate (“Route 59”), and Dolni Dvoriste (“Route 55”). On June 30, 2012, we sold our smallest, and then underperforming, casino, located at Rozvadov, after ceasing all gaming operations there on March 31, 2012.  Thus all operational, financial and table presentations and discussions herein this report exclude the impact of these discontinued operations for the prior year 2012, and certain prior year amounts have also been reclassified to reflect this impact. (See a further discussion of this matter in Note 4 of the Notes to the Consolidated Financial Statements). We also agreed with the owners to terminate our management contract of the Grand Casino Lav and InMotion Nightclub (collectively referred to as the “Grand Casino Lav”), located in Podstrana, Croatia, near the city of Split in April 2013, when the property underwent bank receivership.

The Czech casinos, which conduct business under our registered brand name, American Chance Casinos (“ACC”), are situated at border locations and draw the majority of their customers from Germany and Austria.  Each of the casinos has a distinctive theme, portraying a recognizable era of American history: Frank Lloyd-Wright-inspired “Organic Modern” in the 1930’s for Ceska; New Orleans in the 1920’s for Route 59; and Miami Beach “Streamline Moderne” in the early 1950’s for Route 55.  ACC’s operating strategy centers on differentiating its products and service offerings from its direct competitors, the very formal German and Austrian casinos in our market areas, and as a result, management has strived to create gaming environments with casual and exciting atmospheres, emphasizing entertainment and state-of-the-art equipment.  Further, as part of the ACC operating formula, our management endeavors to uphold the integrity and professionalism of our operations as a means to dispel any concerns that customers and governments might have about gambling.

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

Effective January 1, 2012, we merged our three Czech slot subsidiary companies, ACC Slot, s.r.o., Hollywood Spin s.r.o. and LMJ Slot s.r.o. into our primary Czech operating entity company, American Chance Casinos a.s., in an effort to eliminate and/or reduce redundancy in operations, maintenance, legal and administrative costs.  Further, for similar reasons, on February 28, 2012, TWC transferred ownership of its fully-owned Czech subsidiary, Trans World Hotels, k.s., which owns the Hotel Savannah, to American Chance Casinos a.s.  Effective November 28, 2013, in order to reflect the Company’s industry diversification, we renamed our primary Czech subsidiary, American Chance Casinos a.s. to “Trans World Hotels & Entertainment, a.s.” (“TWH&E”), while still operating our casinos under the ACC brand, without interruption.  Effective January 1, 2014, in the final stage of consolidation, Trans World Hotels k.s. was merged into TWH&E.

Although our principal executive offices are located in New York City, we have no operating presence in the United States.  Financial information about our reporting units and geographic areas of operation is incorporated by reference from Note 2 of the Notes to Consolidated Financial Statements included in this Annual Report in Part II, Item 8.  Any acquisition of the stock or assets of another company could result in the dilution of our $0.001 par value, common stock (“Common Stock”), an increase in our borrowings, additional operational risks and exposure to new liabilities and other factors that could adversely affect our operating results or financial condition.

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

Market Overview and Competition

Historically, casinos in Germany and Austria have been characterized by formal atmospheres and an air of exclusivity, while our casinos offer a relaxed but exciting ambiance, which has become a desirable alternative for many of our patrons.  Further, we have established ACC as a reputable casino company in the Czech Republic through our more than fifteen years of consistent high customer service standards, professionalism, and strict adherence to all local gaming regulations.

As of December 31, 2013, six casinos operate in direct competition with our Ceska casino, one of which opened in July 2012.  Each of our Route 59 and Route 55 casinos currently has two direct competitors.  Some of these competitors are larger and have financial and/or other resources that are greater than ours.

While we do not consider our business to be seasonal, it is occasionally negatively impacted by extreme weather conditions and major sporting events, such as the Football (i.e., soccer) World Cup and the (Football) Euro Cup, that keep potential customers from visiting our casinos.  See also Item 1A “Risk Factors — Climate Impact.”

We compete for guests based primarily on brand name recognition and reputation, location, customer satisfaction, quality of service, amenities, quality of the gaming experience, quality of our accommodations,  room rates,  security and the ability to earn and redeem loyalty program points.  Our properties compete directly with other gaming properties in each location in which we operate, as well as in our local markets in adjacent countries.  We believe that increased gaming in other locations in or near the markets areas in which we operate, and the increase in popularity of internet gaming, could create additional competition for us and could adversely affect our operations and development plans.  Further, the gaming industry in Eastern Europe faces competition from a variety of sources for discretionary consumer spending, including spectator sports and other entertainment and gaming options. Competitive gaming activities include traditional casinos, video lottery terminals, state-sponsored lotteries and other forms of legalized gaming. Additionally, internet gaming and wagering is growing rapidly and affecting competition in our industry. We anticipate competition in this area will become more intense as new web-based ventures enter the industry.  We do not currently plan to operate an internet gaming and wagering website.

Costs and Effects of Environmental Compliance

We incurred no material costs or effects of environmental compliance for the year ended December 31, 2013.  See also Part I, Item 1A “Risks Factors — Climate Impact.”

Research and Development

The Company does not engage in research and development other than internal market research for general business development, and does not account for research expenditures separately under generally accepted accounting principles and, in any event, did not incur any separate research and development expense for 2013 or 2012.

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

Our Facilities

As a complement to our gaming operations, in January 2009, we opened Hotel Savannah, a 77-room, European four-star deluxe hotel, the first (newly constructed) hotel for the Company.  In conjunction with opening the hotel, we also launched a full-service spa, the Spa, which is attached to the hotel.  The Spa features a large indoor pool and Ayurvedic massage therapy, which is sub-contracted to a local operator.  Hotel Savannah, which features eight banquet halls for meetings and conventions, is connected to our Route 59 casino with the hotel restaurant linking the two buildings.  The combined operation of the hotel and spa has proven to benefit Route 59 by attracting additional business to the casino, contributing incremental cash, and enhancing the Company’s overall results.

Our free-standing casinos each offer free parking, a restaurant, lounge areas and multiple bars.  We own the land and buildings that comprise our casino and hotel assets.  Each of our casinos is within an hour’s drive from a major city in either Germany (i.e., Regensburg) or Austria (i.e., Vienna and Linz).

On November 23, 2011, we purchased the Ceska casino building and associated land and an adjacent outbuilding and related plot of land from the town of Ceska Kubice, from which we had been renting the facilities.  The combined price was 11.6 million Czech Korunas (“CZK”), or at that time, $612,000 U.S. dollars (“USD” or “$”), for which we made a deposit of CZK 2.6 million, or approximately $131,000, and make monthly installment payments on the balance of CZK 9.0 million, or at that time $475,000 (the “Ceska Municipal Loan”), over a three-year term.  The acquisition allowed us to undertake much needed capital improvements to the building, as competition in the Ceska area has increased dramatically in recent years.

By the end of 2013, we had invested in total approximately CZK 44 million, or $2.2 million, into our capital improvement program for the Ceska Casino, approximately CZK 36 million, or $1.8 million, of which was spent in 2013.  The first phase was to expand the Ceska facility by connecting the existing casino with an annex building, in which five private, luxurious guest-sleeping rooms, equipped with full amenities, administrative offices, and storage areas are now located. Additionally, the first phase encompassed the enlargement of the restaurant and entertainment facility and construction of a new, expansive reception area.  The project was planned in such a way so as to avoid any disruption to the casino’s operations.  As a result of the completion of the first phase of the project at the end of June 2013, the casino increased its real estate footprint by nearly 60%, to 13,644 square feet of space, or 1,268 square meters, not including an expanded outdoor parking lot.  Ceska has now surpassed Route 55 as the largest casino property we own.  The casino held a gala re-launch on June 29, 2013.  The second phase, with a remaining budget of approximately CZK 4.6 million, or around $231,000, is expected to be completed by the end of the first quarter of 2014.  It will encompass additional renovation and reconfiguration of existing slot areas.  The remodeled slot room permitted the addition of 20 video slot machines, which were added on September 1, 2013.  The total cost of the casino purchase, facility expansion and renovation has been funded by excess cash flow from the Company’s operations.

Our Ceska casino, which has been re-themed, now has a Frank Lloyd-Wright-inspired “Organic Modern” theme of the 1930’s.  As of February 28, 2014, Ceska currently has 14 gaming tables, including six card tables, seven roulette tables, and a 10-position, Slingshot, multi-win roulette table.  The casino also features 100 video slot machines.  The address of our Ceska casino is Ceska Kubice 64, Ceska Kubice 345 32, Czech Republic.

As of February 28, 2014, our Route 59 casino, which has a New Orleans in the 1920’s theme, operated 21 gaming tables, consisting of ten card tables, ten roulette tables, and a 16-position, Slingshot multi-win roulette table, as well as 118 video slot machines.  In March 2009, a reception area in the corridor between the casino and adjacent Hotel Savannah was opened to permit easier access between the two operations.  Route 59 is located at 199 American Way, Hate-Chvalovice, Znojmo 669 02.

Our Route 55 casino features a Miami Beach “Streamline Moderne” style, reminiscent of Miami Beach in the early 1950’s.  As of February 28, 2014, the two-story casino offered 23 tables, including 12 card tables, 10 roulette tables, a 16-position, Slingshot multi-win roulette table, as well as 130 video slot machines, six of which were added in November 2013.  On the mezzanine level, the casino offers an Italian restaurant, an open buffet area, a VIP lounge, a VIP gaming room equipped with four gaming tables, which are included in the 23 table count, and three private, luxurious guest-sleeping rooms, equipped with full amenities.  Similar to the five guest rooms at Ceska, these rooms, when not used as courtesy accommodations for our valuable players and guests, can be rented out.  Route 55 is located at Grenzubergang Wullowitz, Dolni Dvoriste 382 72, Czech Republic.

Long Range Objectives

Our current operations are predominantly in the gaming industry.  Consequently, our senior corporate management, composed of several individuals who have extensive experience in the hotel industry, is exploring ways to expand the Company’s operations through the acquisition and/or development of new, complementary gaming and non-gaming business units, while continuing to maximize the potential of the Company’s existing operations.  In this regard, we have made an initial step, with our first internally developed hotel, Hotel Savannah.    In line with this growth strategy, we are seeking to enhance our operations through the addition of casinos as well as other integrated operations, as was done for Route 59 with the addition of Hotel Savannah and the Spa, or stand-alone operations, such as hotels.

Marketing

In the year ended December 31, 2013, we maintained and enhanced our marketing and promotional programs for our casinos, focusing primarily on internal and customer-oriented loyalty reward programs.  In 2013, we strived to offer higher-value amenities, more giveaways and to provide live entertainment, in an ongoing effort to secure and enhance our competitive position in the markets that we serve.  The casinos’ event calendars concentrated on key, player-tested, popular events and holidays, while simultaneously focusing on higher player-incentive games to retain existing players.  In addition, we continued our sponsorships of several regional athletic teams and were a benefactor in a number of community and social projects during the year as a way to further promote our image and positive contribution to the communities in which we operate.  We also continued our popular, cultural-themed and holiday-related parties, which feature live entertainment, raffles and complimentary grand buffets.  Further, we aggressively targeted key cities in our media campaigns, most notably Vienna, Linz and Regensburg and the areas surrounding these cities.

Regulations and Licensing

Our casino operations are subject to extensive regulation under the laws, rules and regulations of the jurisdiction where each is located. These laws, rules and regulations generally concern the responsibility, financial stability and character of the owners, managers, and persons with financial interests in the gaming operations. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions. The Company must also pay gaming and income taxes and conduct its operations so as to maintain its gaming licenses and to maintain its good relations with our regulators that will help us renew our gaming licenses at the appropriate times. Gaming licenses and approvals, once obtained, can be suspended or revoked for a variety of reasons. We cannot assure you that we can obtain all required licenses and approvals on a timely basis or at all, or that, once obtained, the findings of suitability, licenses and approvals will not be suspended, conditioned, limited or revoked. If we ever are prohibited from operating our casinos or any other property we may own and operate in the future, we would, to the extent permitted by law, seek to recover our investment by selling the property affected, but there are no assurances that we would be able to recover its full value.  In 1998, the Czech Republic House of Deputies passed an amendment to the gaming law, which restricted foreign ownership of casino licenses.  In response, we restructured our Czech subsidiaries and legal entities to comply with the amendment and were subsequently granted 10-year gaming licenses or permits, which have since been renewed by the government of the Czech Republic for another 10-year term, expiring in 2018.  These licenses cover all of the casinos we own in the Czech Republic.  The permits are amended each time we add a new operating branch or unit.  The no-cost permits are renewable by application and must be granted as long as the corporate casino operator meets the following conditions: (i) maintenance of the required basic capital, which, in our case, includes a gaming bond of CZK 22 million or $1.1 million, for our primary subsidiary; (ii) be designated as a public or private stock company (using the Czech abbreviation “a.s.”); (iii) have executive board members of the Czech stock company who do not have criminal records; and (iv) have no overdue taxes.  We have been and are currently in full compliance with all such conditions.

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

In August 2009, the Republic of Hungary awarded a Hungarian company, KC Bidding Kft. (“KCB”), in which we hold a 25% equity interest, the right to open a “Class I” casino in the administrative area of the Central-Transdanubian Region of Hungary, west of Budapest.  A “Class I” casino is defined as a casino that operates a minimum of 100 gaming tables and 1,000 slot machines.  With the award in hand, KCB, which is 75% owned by Vigotop Limited, a Cyprus-based company (“Vigotop”), then executed a concession contract with the Republic of Hungary on October 9, 2009.  Subsequently, KCB founded a license concession company, SDI Europe Kft. (“SDI”), which is a wholly-owned subsidiary of KCB, for the purpose of operating the Class I casino.  According to the terms of the award and once all regulatory requirements were met, the casino license was to have been granted for 20 years from the date of opening, which was to have occurred on or before January 1, 2014, with one, 10-year extension option. During this time, no additional casino licenses would have been granted by the Hungarian government in this region.

Since January 12, 2011, the date KCB received written notice of the cancellation by the Ministry for the National Economy of Hungary (the “MOE”), there have been several lawsuits and countersuits initiated by the MOE and KCB, contesting the cancellation of the concession contract, which was signed on October 9, 2009, and alleged breaches of its terms.  KCB’s suit against the government was ultimately dismissed by the court on procedural grounds, and the various court hearings related to the government’s action against KCB have either been inconclusive or postponed pending further discovery processes.  The next court hearing is set for March 3, 2014, the outcome of which cannot be reported in time to be included in this filing.

Notwithstanding the foregoing, litigation results are never predictable. Further, by virtue of an existing agreement between Vigotop and TWC, all costs associated with obtaining the casino license were and will be borne by Vigotop.   If, however, the MOE prevails in its lawsuit against KCB, it would be very likely that KCB would become insolvent and cease to exist.  In the opinion of TWC’s management, after consultation with legal counsel, the amount of ultimate liability with respect to these actions, if adversely decided to KCB, will not materially affect the Company’s consolidated financial statements and/or results of operations.  See also “Note 4 — Long-Term Debt” of the Notes to Consolidated Financial Statements.

Iran Sanctions Disclosure

Pursuant to Section 13(r) of the Securities Exchange Act of 1934, if during 2013, TWC or any of its affiliates have engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our Annual Report as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, or ITRA. During 2013, the Company did not engage in any of the law’s enumerated transactions with Iran or with persons or entities related to Iran.

Taxation

Value Added Taxes

In conformity with the European Union (“EU”) taxation legislation, when the Czech Republic joined the EU in 2004, its value added tax (“VAT”) increased from 5% to 22%, beginning in January 2004, and up to December 31, 2010, ranged between 9% and 19% for all intra-EU generated purchases. All non-EU generated purchases were impacted by identical VAT increases, beginning in May 2004.  Between January 1, 2010 and December 31, 2012, VAT rates increased to between 10% and 20%, and further rose to 21% in 2013, in the Czech Republic.  Unlike in other industries, VATs are not recoverable for gaming operations.

Gaming Taxes

In December 2011, the Czech parliament passed sweeping gaming tax legislation, which was signed by the Czech president into law.  The new gaming tax (“New Gaming Tax”) law took effect beginning January 1, 2012.  The changes in the gaming tax law are summarized below:

New Gaming Tax Law

(Effective January 1, 2012)

Live Games	20% Gaming Tax from Win (70% of tax paid to the federal government; 30% paid to the local municipality).

Slots

20% Gaming Tax from Win (20% of tax paid to the federal government; 80% paid to the local municipality);

Fifty five Korunas (or approximately three U.S. dollars) Gaming Tax per Slot Machine, per Day (paid to the federal government).

Net Income	19% corporate income tax on adjusted net income earned in the Czech Republic, net of exemptions (paid to the federal government).

The New Gaming Tax is payable by the 25th day following the end of each calendar quarter, while corporate income tax is due by June 30th of the subsequent year. Beginning the third quarter of 2013, pursuant to a revision of the law, the Company began making estimated quarterly income tax payments. The Company was in full compliance with all tax payment amounts and deadlines at December 31, 2013 and through the date of this report.

TWC’s gaming-related taxes and fees for the years ended December 31, 2013 and 2012 are summarized in the following table:

	For the Year Ended
(amounts in thousands)	2013	2012

Gaming revenues (live-game and slot only)	$33,203	$32,658

Gaming taxes, live games and slots	6,975	6,860
Licensing fees (eliminated in 2012) (1)	—	263
Total gaming taxes and fees	$6,975	$7,123
as % of gaming revenue (2)	21.0%	21.8%

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

(2) The tax percentages in 2013 vary slightly from the 20% flat rate, due to a gaming tax imposed per slot machine, per day.

Corporate Income Taxes

Effective January 1, 2012, in conjunction with the changes to gaming taxes, the Czech government instituted an effective corporate income tax, currently 19.0%, on gaming income, which prior to the law changes were subject only to gaming taxes.  As a result of the new tax laws, the Company incurred an estimated income tax expense of $1,056,000, inclusive of a past year income tax credit of $7,000, for the year ended December 31, 2013, versus $2,069,000 for the prior year, which had included a one-time charge of $505,000 for deferred income tax related to adjustments for foreign book tax differences on fixed assets.  The lower income tax expense in 2013 was also partly due to the Company’s shift toward a heavier VAT tax expense, associated with its higher intercompany management fees.  Corporate income tax for the year 2012 was paid by June 30, 2013, followed by quarterly estimated tax payments beginning the quarter ended September 30, 2013.

Our Employees

As of December 31, 2013, we had a total of 479 full-time employees, including 102 in our casino in Ceska Kubice, 164 at Route 59, 156 in at Route 55, 34 at Hotel Savannah and the Spa, 18 in our shared services offices located above the Ceska casino, and five in the Company’s headquarters in New York.  None of our employees are represented by a union nor are we a party to any labor contract.  We believe that our employee relations are excellent.

Item 1A.  Risk Factors.

We have described below what we currently believe to be the material risks and uncertainties in our business.

Before making an investment decision with respect to our Common Stock, you should carefully consider the risks and uncertainties described below, together with all of the other information included or incorporated by reference in this Annual Report on Form 10-K. We also face other risks and uncertainties beyond what is described below.  Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.  Further, past financial performance may not be a reliable indication of future performance and historical trends should not be used to anticipate results or trends in future periods. This Annual Report on Form 10-K is qualified in its entirety by these risk factors. If any of the following risks actually occur, our business, financial condition, results of operations and prospects could be materially and adversely affected. If this were to happen, the value of our Common Stock could decline significantly. You could lose all or part of your investment.

General Economic Trends are Unfavorable

The recent worldwide economic downturn in 2009 and the anemic economic growth that followed since, as well as the current debt crisis in the EU, had, and may, in the future, have, a negative impact on our financial performance.  Lingering adverse conditions in local, regional, national and global markets could negatively impact our operations in the future. During periods of economic contraction like that recently experienced, certain costs can remain fixed or even increase, while revenues decline. The gaming services we provide are similar to other leisure activities in that they depend on personal discretionary expenditures, which are likely to decline during economic downturns. Continued adverse developments affecting economies throughout the world, and particularly in Europe, including a general tightening of the availability of credit, potentially rising interest rates, unemployment, increasing energy costs, rising prices, inflation, political or economic turmoil, acts of war or terrorism, natural disasters, declining consumer confidence or significant declines in world stock markets could lead to a further reduction in discretionary spending on entertainment and leisure activities, which could adversely affect our business, financial condition, results of operations and prospects.  In some cases, even the perception of an impending economic downturn or the continuation of a recessionary climate can be enough to discourage consumers from spending on leisure activities. We cannot predict at this time what the full effect and extent will be of the global recession and the subsequent extended period of slow-growth on our business, financial condition, or results of operations.

We Face Significant Competition

We operate in a highly competitive industry with a large number of participants, many of which have financial and other resources that are greater than ours. The gaming industry faces competition from a variety of sources for discretionary consumer spending including spectator sports and other entertainment and gaming options, as well as home entertainment alternatives. Competitive gaming activities include traditional casinos, video lottery terminals, internet gaming, state-sponsored lotteries and other forms of legalized gaming in the Czech Republic and in other jurisdictions.

Legalized gaming is currently permitted in various forms in the Czech Republic, Austria and Germany. Moreover, established gaming jurisdictions could award additional gaming licenses or permit the expansion of existing gaming operations. If additional gaming opportunities become available near our operations, such gaming opportunities could have a material, adverse impact on our business, financial condition, results of operations and prospects.

Additionally, internet gaming and wagering is growing rapidly and may be affecting competition in our industry.  Web-based businesses may offer consumers a wide variety of events to wager on, including other games, racetracks and sporting events. Unlike most web-based gaming companies, we pay taxes in the jurisdictions in which we operate and our operations require ongoing capital expenditures for both their continued smooth operations, maintenance, renovation and growth. We could also face significantly greater costs in operating our business compared to these internet gaming companies. We cannot offer the same number of gaming options as internet-based gaming companies. Many internet-based gaming companies are located off-shore and avoid regulation under applicable Czech laws. These companies may divert wagering dollars from live wagering venues, such as our casinos. The continued growth and success of these on-line ventures could have a material, adverse impact on our business, financial condition, results of operations and prospects.

Fluctuations in currency exchange rates could adversely affect our business.

Our facilities in the Czech Republic represent a significant portion of our business, and the revenue generated is generally denominated in Euros (“EUR” or “€”) and the expenses incurred by these facilities are generally denominated in CZK.  The potential depreciation in the value of either of these currencies against the USD would adversely impact the revenue and operating profit from our operations when translated into USD, which would have a commensurate effect on our consolidated results of operations.  (See also “Item 7A. Quantitative and Qualitative Disclosure about Market Risk — Foreign Currency Exchange Rate Risk”).  We do not currently hedge our exposure to fluctuations of these foreign currencies, and there is no guarantee that we will be able to successfully hedge any future foreign currency exposure, if we subsequently choose to do so in the future.

Need to Diversify

At this time, our operations are primarily located in the Czech Republic.  Therefore, any future adverse legislation in the Czech Republic may have an adverse impact on our operations, financial results, financial condition and prospects.  We are currently seeking to develop and/or acquire additional interests in gaming operations and hotels in other European countries.  However, there can be no assurance that we will be able to develop or acquire such new operations in the future.

Need for Additional Financing

Although we have achieved positive net income for the eleventh consecutive year, pursuant to our growth strategies, we may require additional debt and/or equity financing for the acquisition and development of new businesses or business units.  We may also need to access the capital markets or otherwise obtain additional funds to finance the continuing maintenance, renovation, or re-theming of currently owned facilities or the development of new operations (such as Hotel Savannah).  There is no guarantee that we could obtain such financing or funds on favorable terms to us or at all.

Potential changes in legislation and regulation of our operations

Regulations governing the conduct of gaming activities and the obligations of gaming companies in any jurisdiction in which we have or in the future may have gaming operations are subject to change and could impose additional operating, financial or other burdens on the way we conduct our business.

Moreover, legislation to prohibit, limit, or add burdens to our business may be introduced in the future in the Czech Republic or elsewhere where gaming has been legalized. In addition, from time to time, legislators and special interest groups have proposed legislation that would expand, restrict or prevent gaming operations or which may otherwise adversely impact our operations in the jurisdictions in which we operate. Any expansion of gaming or restriction on or prohibition of our gaming operations or enactment of other adverse regulatory changes could have a material adverse effect on our business, financial condition, operating results and prospects.

Taxation of Gaming Operations

Gaming operators are typically subject to significant taxes, which may increase at any time. Any material increase in these taxes or fees would adversely affect our business, results of operations, financial condition and prospects. The Czech Republic currently has a number of laws related to various taxes imposed by governmental authorities. Applicable taxes include VAT, gaming tax, corporate income tax, and payroll (social) taxes.  In December 2011, the Czech government passed sweeping gaming tax legislation that became effective in 2012.  These tax changes have negatively and materially impacted and will continue to negatively impact our results of operations for the years ended December 31, 2012, 2013 and beyond.  In this new tax law, the government eliminated the “charity contribution tax” scheme and, in lieu of it, changed the existing revenue-based, tiered rate gaming tax structure to a flat 20% gaming tax on all gaming revenues, plus an applicable corporate income tax (19% for 2012 and the foreseeable future) on adjusted net income (derived from any revenue sources, including gaming).  These tax changes and other tax declarations, together with other legal compliance areas (for example, customs and currency control matters) are subject to review and investigation by a number of different Czech governmental authorities, which are authorized by law to impose fines, penalties and interest charges.  These reviews may create additional tax risks that, if applied to TWC, could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

Climate Impact

The operations of our facilities are subject to disruptions or reduced patronage as a result of severe weather conditions, natural disasters and other casualty events, including loss of service due to casualty, forces of nature, mechanical or electrical or telecommunications failure, traffic and road conditions, extended or extraordinary maintenance, flood, wind, snow, ice or other severe weather conditions.  As the majority of our clientele travel from German and Austrian border regions by automobile, we are highly dependent on the volume and frequency of these players’ visitations, which impact our operating revenues.  Inclement weather conditions on the roads to our casinos can serve to drastically reduce the number of visitations, which did in fact occur in the first and second quarter of 2013.  On the other hand, warm and favorable outdoor weather can also divert players to alternative activities, such as family outings.  The frequency and strength of any of these aforementioned climate conditions could have a material adverse effect on our business and results of operations.

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

Czech regulatory authorities have broad powers to request detailed financial and other information, to limit, condition, suspend or revoke a registration, gaming license or related approval and to approve changes in our operations. The suspension or revocation of any license which may be granted to us could significantly harm our business, financial condition, results of operations and prospects.  Any change in the laws, regulations or licenses applicable to our business or a violation of any current or future laws or regulations applicable to our business or gaming licenses could require us to make substantial expenditures or could otherwise negatively affect our gaming operations.

Liability Insurance

We may not have sufficient insurance coverage in the event of a catastrophic property or casualty loss. We may also suffer disruption of our business in the event of a terrorist attack (at our premises or elsewhere) or other catastrophic property or casualty loss or be subject to claims by third parties injured or harmed while visiting our locations. While we currently carry adequate general liability insurance and business interruption insurance, such insurance may not be sufficient to cover all losses in such event.

No Dividends

We have not paid any dividends to date on our Common Stock and do not expect to declare or pay any dividends in the foreseeable future. We intend to retain future earnings, if any are generated, for investment in our current operations and for future project developments.  We have, however, repurchased shares of our Common Stock, from time to time.  See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Share Repurchase.”

Dilutive Effect of Options, Warrants, Restricted Stock and Deferred Compensation Stock

As of February 28, 2014, there were 548,175 options and 75,000 warrants outstanding to purchase shares of our Common Stock, plus 228,049 shares issuable under the Company’s Deferred Compensation Plan and 75,000 shares of performance-tied restricted stock, which, if all were vested and exercised, would represent 9.5% of the 9,736,259 shares of Common Stock that would be outstanding.  The issuance of such securities would have a dilutive effect on any earnings per share that we may generate when the earnings per share are evaluated on a fully diluted basis.

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

In connection with our business, we collect and retain large volumes of certain types of personally identifiable and other information pertaining to our customers, stockholders and employees. Such information includes, but is not limited to, large volumes of customer credit and payment card information. The legal, regulatory and contractual environment surrounding information security and privacy is constantly evolving and under increasing attack by cyber-criminals in the U.S. and Europe. A significant actual or potential theft, loss, fraudulent use or misuse of customer, employee or our corporate data by cybercrime or otherwise, non-compliance with our contractual or other legal obligations regarding such data, or a violation of our privacy and security policies with respect to such data could adversely impact our reputation, business integrity, and ultimately, our business prospects, and could result in fines, litigation or regulatory action against us.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

A recap of our properties as of February 28, 2014 is presented below in square feet and in square meters:

Property Name	City/Town	Country	Owned/Leased	Square Feet	Square Meters
TWC Corporate Offices	New York	United States	Leased	1,915	178

Ceska	Ceska Kubice	Czech Republic
• Total Plot #1 - Casino & Land			Owned	40,264	3,742
• Casino Building (footprint)				25,469	2,367
• Parking & Landscape				6,596	613
• Vacant Land				8,199	762
• Parking & Landscape			Leased	64,366	5,982
• Staff Housing			Leased	15,871	1,475

Folmova Vacant Land	Folmova	Czech Republic	Owned	210,175	19,533

Route 55	Dolni Dvoriste	Czech Republic
• Total Plot #1 - Casino & Land			Owned	365,410	33,960
• Casino Building (footprint)				20,315	1,888
• Total Plot #2 - Vacant Land (14,497 m2)			50% Owned	77,999	7,249
• Total Plot #3 - Vacant Land			Owned	352,153	32,728
• Parking & Landscape			Owned	176,604	16,413
• Staff Housing I			Leased	4,756	442
• Staff Housing II			Leased	6,155	572

Route 59 Complex	Hate/Znojmo	Czech Republic
• Total Plot #1 - Casino & Land			Owned	475,172	44,161
• Casino Building (footprint)				23,769	2,209
• Parking & Landscape				53,628	4,984
• Vacant Land				397,776	36,968
• Total Plot #2 - Hotel Savannah			Owned	91,917	8,543
• Hotel Building (footprint)				32,463	3,017
• Parking & Landscape				48,694	4,526
• The Spa at the Hotel Savannah (footprint)				10,760	1,000
• Staff Housing			Leased	17,151	1,594

Total Square Feet/Meters Owned:				1,789,695	166,329

Our Corporate Offices

Our corporate offices are located at 545 Fifth Avenue, Suite 940, New York, New York, occupying 1,915 square feet of office space pursuant to a renewal in 2010 of our five-year lease, expiring in March 2015.

We believe that our existing office and other operating properties are in good condition and are sufficient and suitable for the conduct of our business. In the event we need to expand our operations, we believe that suitable space will be available on commercially reasonable terms.

Czech Republic

On November 23, 2011, we acquired the Ceska casino building and associated land and an adjacent outbuilding and related parcel of land from the town of Ceska Kubice, from which we had been renting the facilities.  We built out the casino by constructing an annex building to it, making it the largest casino we own to date.  See Part I, Item 1, “Our Facilities” above for more details.

We also own a parcel of raw land in Folmova, Czech Republic, in the same region as the existing Ceska casino.

In Hate, we own the casino building and a parcel of land upon a portion of which the casino building sits.  On another portion of this land, we constructed and opened Hotel Savannah and the Spa, which are connected to the Route 59 casino.  We opened the hotel on January 14, 2009, and on April 16th of the same year, we held the official launch of Hotel Savannah and the Spa. The combined facilities have effectively become a thriving entertainment complex that has attracted visitors and regular guests and players from the surrounding region.

In April 2002, we acquired a parcel of land in Dolni Dvoriste, Czech Republic.  On this parcel, we constructed what was at the time, our fourth and largest casino, Route 55, which was completed and opened in December 2004.

On an annual basis, we also lease accommodations for staff in Ceska Kubice, Hate (Route 59) and in Dolni Dvoriste (Route 55).

Item 3.         Legal Proceedings.

We may be, from time to time, a party to various legal proceedings and administrative actions, all arising from the ordinary course of business.  We are not currently involved in any material legal proceeding nor were we involved in any material litigation during the year ended December 31, 2013.

PART II

Item 4. Mine Safety Disclosures

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

The following graph illustrates a six-year comparison of cumulative total return performance of our Common Stock from December 31, 2008 through December 31, 2013, and compares it to the cumulative total return of the “NASDAQ Composite” and the “S&P SmallCap 600” indices.  The comparison assumes a $100 investment on December 31, 2008, in our Common Stock and in each of the foregoing indices, and assumes reinvestment of dividends, if any.  We paid no dividends during this period.

The above table is not intended to forecast future performance of our Common Stock.

Market Prices and Liquidity

As of February 28, 2014, our stock price was $2.90.  The following table sets forth the high and low prices of the Company’s Common Stock for fiscal years 2012 and 2013 as quoted on OTC Bulletin Board. All such quotations reflect inter-dealer prices, without retail mark up, mark down or commission, and may not represent actual transactions.  There is minimal market liquidity for our Common Stock, as 88.7% of the stock is held by institutional investors.  Thus, there is infrequent and minor trades that can occur, which precipitates wide spreads in the “bid” and “ask” quotes of our Common Stock, on any given day.

Common Stock	High	Low
2012
First Quarter	$3.30	$2.60
Second Quarter	$4.00	$2.40
Third Quarter	$3.00	$1.80
Fourth Quarter	$2.65	$2.25
2013
First Quarter	$2.70	$2.25
Second Quarter	$2.75	$2.15
Third Quarter	$2.65	$2.22
Fourth Quarter	$3.25	$2.34

As of February 28, 2014, there were 8,810,035 outstanding shares of Common Stock held of record by approximately 400 shareholders and outstanding options to purchase an aggregate of 548,175 shares of Common Stock, all of which are immediately exercisable.  At such date, there were also outstanding warrants to purchase 75,000 shares of Common Stock, all of which have vested and are exercisable, as well as 75,000 shares of restricted stock, none of which have vested.  In addition, there are 228,049 shares of Common Stock issuable under the Company’s Deferred Compensation Plan at February 28, 2014.

Dividends

We have not paid any dividends to date on our Common Stock, and do not expect to declare or pay any dividends in the foreseeable future.  We intend to retain future earnings, if and when generated, for investment in our current operations and for future project developments.  Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, capital requirements, restrictions contained in current or future financing instruments and such other factors as our board of directors deems relevant.

Share Repurchase

On November 12, 2012, TWC’s board of directors approved a renewable stock repurchase program, in accordance with the retirement method, authorizing the repurchase of up to 500,000 shares of the Company’s Common Stock, over a 12-month period.  The program does not obligate the Company to acquire any particular amount of Common Stock, and it could be modified, extended, suspended or discontinued at any time.  The program was renewed upon its first anniversary for another year, expiring on November 12, 2014.  Thus, pursuant to the stock repurchase program and through a registered broker-dealer, we conducted repurchases on the open market, arriving at an outstanding 8,810,135 shares at December 31, 2013.  The repurchase transactions are listed in the table below:

ISSUER PURCHASES OF EQUITY SECURITIES

Date	Total Number of Shares Purchased	Average Price Paid per Share	Cumulative Total of Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Program
11/19/2012	4,900	$2.50	4,900	495,100
12/20/2012	30,000	$2.65	34,900	465,100
01/16/2013	5,000	$2.50	39,900	460,100
01/18/2013	900	$2.50	40,800	459,200
01/25/2013	4,500	$2.50	45,300	454,700
03/08/2013	100	$2.54	45,400	454,600
03/25/2013	200	$2.50	45,600	454,400
03/26/2013	200	$2.65	45,800	454,200
04/04/2013	250	$2.65	46,050	453,950
04/09/2013	250	$2.40	46,300	453,700
11/21/2013	15,200	$3.20	61,500	438,500

Sales of Unregistered Equity Securities — Use of Proceeds From

During the years ended December 31, 2013 and 2012, we did not issue or sell any unregistered equity securities.

Item 6.   Selected Financial Data.

The selected financial data below has been derived from our audited consolidated financial statements (except for the variance data) and should be read in conjunction with “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.  Variances are presented according to the impact to the respective year’s Consolidated Statements of Operations.  Our historical results are not necessarily indicative of the results expected for any future period.

	For the Year Ended December 31,
(in thousands)	2013		2012		Variance $	Variance %
Revenue by segment:
Gaming	$34,868	95.6%	$34,273	95.1%	$595	1.7%
Rooms	819	2.2%	838	2.3%	(19)	-2.3%
Food & Beverage	611	1.7%	666	1.8%	(55)	-8.3%
Spa	142	0.4%	158	0.4%	(16)	-10.1%
Other	47	0.1%	86	0.2%	(39)	-45.3%
Total Revenue	$36,487	100.0%	$36,021	100.0%	$466	1.3%

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Information set forth in this discussion and analysis (as well as in other sections of this Form 10-K) contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 (the “PSLRA”) provides certain “safe harbor” provisions for forward-looking statements.  All forward-looking statements made in this Annual Report on Form 10-K is made pursuant to the PSLRA. The reader is cautioned that such forward-looking statements are based on information available at the time and/or management’s good faith belief with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements.  Forward-looking statements speak only as of the date the statement was made.  We assume no obligation to update forward-looking information to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information.  Forward-looking statements are typically identified by the use of terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “should,” “will,” and similar words, although some forward-looking statements are expressed differently. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct.  Important factors that could cause actual results to differ materially from expectations include those factors described in Item 1A, “Risk Factors” of this Annual Report on Form 10-K.

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

Performance Measures and Indicators

In discussing the consolidated results of operations, we may use or refer to performance measures and indicators that are common to the gaming industry, such as: (i) total drop, the dollar value of gaming chips purchased in a given period; (ii) drop per head (“DpH”), the per guest average dollar value of gaming chips purchased; (iii) slot revenue per head, the per guest average dollar value of revenue generated in our slot machines; (iv) our net win, the difference between gaming wagers and the amount paid out to patrons; and (v) our win percentage (“WP”), the ratio of net win to total drop, or commonly referred to as “hold percentage”.  We may also use or refer to performance measures and indicators common to the hospitality industry, such as: (i) occupancy, the percentage derived from rooms sold to available rooms; (ii) average daily rate (“ADR”), the average of room rental rates paid per day; and (iii) revenue per available room (“RevPAR”), revenue generated per available room.  In this report and in our quarterly and annual earnings release, we may use or refer to another performance measure, earnings before income taxes, depreciation and amortization (“EBITDA”).  All of these measures and indicators are non-GAAP financial measures that we believe provide useful information to investors and potential investors, as well as to others who might be interested in purchasing shares of TWC Common Stock. This belief is based on conversations and meetings our management has had with our investors where the substance of these talks has typically centered on historical and prospective EBITDA measurements. Based on management’s observations, even though the EBITDA and other noted measurements are not “GAAP,” they do enhance investors’ understanding of the Company’s business. In short, these performance measurements give an analytic view of the Company’s operational earnings and EBITDA, in particular, reflects earnings on a cash-basis, excluding the impact of debt obligations and (non-cash) depreciation and amortization.

Exchange Rates

Due to the fact that the Company’s operations are located in Europe and principally in the Czech Republic, our financial results are subject to the influence of fluctuations in foreign currency exchange rates.  The revenue generated by our Czech operations is generally denominated in EUR and the majority of the expenses incurred by these facilities are generally denominated in local currency, the CZK.  As our primary reporting subsidiary, TWH&E, is a Czech entity, all revenues and expenses, regardless of sources of origin, are recognized in the Czech currency and translated to USD for reporting purposes.  A substantial change in the value of either the CZK and/or the EUR in relation to the value of the USD would have an impact on the results from our operations when translated into USD.  We do not hedge our foreign currency holdings (see also “Item 7A - Quantitative and Qualitative Disclosures about Market Risk”).

The actual 2013 and 2012 operating results in local currency for the Czech casino units were converted to USD using the average of the daily exchange rates of each month in the reporting periods.  The monthly average exchange rates for the CZK versus the USD and EUR, respectively, are presented in the following graphical chart.

The balance sheet totals of our foreign subsidiaries at December 31, 2013 were converted to USDs using the prevailing interbank exchange rates, as found at www.oanda.com, which are depicted in the following table.

As Of	USD	CZK	EUR
December 31, 2013	1.00	19.9038	0.7263
December 31, 2012	1.00	18.9600	0.7565

Critical Accounting Policies

Our Consolidated Financial Statements were prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). Certain of the accounting policies require management to apply significant judgment in defining the estimates and assumptions for calculating financial estimates. These judgments are subject to an inherent degree of uncertainty. Management’s judgments are based on our historical experience, terms of various past and present agreements and contracts, industry trends, and information available from other sources, as appropriate. There can be no assurance that actual results will not differ from those estimates. Changes in these estimates could adversely affect our financial position or our results of operations.

We have determined that the following accounting policies and related estimates are critical to the preparation of our Consolidated Financial Statements:

Goodwill

Goodwill represents the excess of the cost of our Czech subsidiaries over the fair value of their net assets at the date of acquisition, which consisted of the Ceska casino, the Rozvadov casino (which was sold in 2012) and the parcel of land in Hate (upon a portion of which the Route 59 Casino and Hotel Savannah and the Spa are situated).  Goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test.  Goodwill impairment tests require us to first assess qualitative factors to determine whether it is necessary to perform a two-step quantitative goodwill impairment test.  We assess the potential impairment of goodwill annually (as of September 30th) and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Upon completion of such review, if impairment is found to have occurred, a corresponding charge will be recorded.  We have allocated the goodwill over two geographical reporting units that are components of the operating segment “Czech subsidiaries” and are classified as the “German reporting unit” which consists of the Ceska casino and the “Austrian reporting unit” which consists of the land in Hate.  As required, we performed the required annual assessment at September 30, 2013, and determined that goodwill was not impaired.  There were no indicators of impairment present during the fourth quarter of 2013; therefore we determined that there was no impairment of goodwill at December 31, 2013.  We expect to perform our next required annual assessment of goodwill during the third quarter of 2014.  (See also the Notes to the Consolidated Financial Statements).

Results of Operations

The following discussion and analysis relates to our consolidated financial position and results of operations for the years ended December 31, 2013 and 2012.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

	Year Ended December 31,
(in thousands, except per share data)	2013	2012	Variance $	Variance %

Total revenues, from continuing operations	$36,487	$36,021	$466	1.3%
Total costs and expenses	(33,041)	(32,311)	(730)	2.3%
Income from continuing operations, before income taxes	3,446	3,710	(264)	-7.1%

Foreign income taxes	(1,056)	(2,069)	1,013	49.0%

Income from continuing operations	2,390	1,641	749	45.6%
Discontinued operations, gain from operations		162	(162)	100.0%

Net income	$2,390	$1,803	$587	32.6%

Earnings per common share:
From continuing operations:
Basic	$0.27	$0.18
Diluted	$0.26	$0.18
From discontinued operations:
Basic	$—	$0.02
Diluted	$—	$0.02

For the year ended December 31, 2013, we generated approximately $36.5 million in total revenues, from continuing operations, which was 1.3%, or $466,000, higher than achieved a year ago.  The increase was primarily due to a 5.3% increase in the consolidated slot revenues, supported by a 19.8% slot attendance improvement, which was partially offset by a decrease of 3.2% in live game revenues, as a result of a combination of lower live game attendance (see below) and hold percentage.  The hotel revenue was down 6.2% from a year ago, due to a 2.1 percentage points (‘ppt”) drop in occupancy and lower food and beverage (“F&B”) consumption.

In 2013, Ceska underwent an expansion and renovation program, designed to upgrade its facilities in order to allow the casino to maintain a competitive edge against a rising group of competitors in the region. The operation was not interrupted during the construction period.

Ceska, along with its sister casinos, suffered a significant year-over-year decline in attendance due to the harsh winter weather conditions in the first quarter of 2013 as well as the severe spring flooding in the second quarter of 2013 that not only affected the visitations and level of play of its clientele.  The severe flooding also caused considerable economic damage for the surrounding businesses and residences in the region, which undercut the potential business volume to our casinos.

Consolidated slot revenues for the year 2013 represented 54.0% of total revenue, a 2.0 ppts year-over-year increase, as slot games’ popularity continued to dominate.

Total costs and expenses increased by 2.3%, or $730,000 from a year ago, mainly from an increase of $341,000 in VAT expenses, resulting from the Company’s restructuring of intercompany management fees that served to decrease the Company’s income tax expense. Details of the operations’ costs and expenses are discussed in the following section.

Consequently, our income from operations, before income taxes, declined by 7.1%, or $264,000, to $3.4 million, versus $3.7 million achieved for the prior year.

As a result of a shift in tax burden to VAT, we incurred approximately $1.1 million in corporate income taxes at the local level, versus approximately $2.1 million a year ago, which included a one-time charge of $505,000 of deferred income tax related to adjustments for foreign book tax differences on fixed assets.

Therefore, our income from continuing operations for the year ended December 31, 2013 was approximately $2.4 million, or $0.26 per diluted share, versus $1.6 million, or $0.18 per diluted share, a year ago.

In July 2012, we sold our smallest, underperforming casino, for gross proceeds of €1.0 million, or approximately $1.3 million, and netted a gain of $294,000, after all related expenses.  The resulting one-time addition to income was $162,000 for the year 2012, or $0.02 per diluted share.

In sum, we achieved a net income for year ended December 31, 2013 of approximately $2.4 million, a $587,000, or 32.6%, increase over the $1.8 million earned for the prior year.

Costs and Expenses

	Year Ended December 31,
(amounts in thousands)	2013	2012	Variance $	Variance %

Cost of revenues	$19,757	$19,358	$399	2.1%
Depreciation and amortization	1,600	1,728	(128)	-7.4%
Selling, general and administrative	11,632	10,961	671	6.1%
Other expense	52	264	(212)	-80.3%
Total costs and expenses	$33,041	$32,311	$730	2.3%

Our total costs and expenses increased by 2.3% or $730,000, over the prior year largely due to the following: (i) higher VAT expenses incurred on intercompany management fees, totaling $341,000, which are included in the Selling, general and administrative expense above; (ii) increased expenditures of $186,000 in marketing and promotions, notably for the gala relaunch event at the newly-expanded Ceska Casino at the end of June 2013; (iii) higher expenses of $176,000 in players’ amenities, which included F&B and gifts and giveaways, which are included in the cost of revenues above; and (iv) proportionally higher gaming equipment lease expense of $163,000, resulting from an addition of 26 slot machines during the year, which is reflected in the cost of revenues above.  These expense increases were partially offset principally by lower loan interest expense resulting from the retirement of our Commerzbank loan on July 4, 2013, in advance of its maturity date of November 4, 2013, from lower depreciation expense due to end of life of certain assets and to the sale of our former Rozvadov casino.  In 2013, our slot lease expense was approximately $2.5 million versus $2.3 million in 2012 due to the increase in the number of slot machines on lease.

Unlike in U.S.-based casinos, visitors to the TWC’s casinos are required by Czech law to “check in” at the entrance reception, by presenting acceptable forms of picture identification, which effectively permits the Company to track the frequency of their visits and, to a limited extent, the duration of each visit.  As an incentive to its slot players, the Company recently introduced cash-less cards through which players can earn points redeemable for prizes according to their volume of play.  Further, TWC provides complimentary drinks and buffet to all of its guests.  In addition to these general amenities, TWC also issues different classes of “loyalty” cards to customers who spend relatively longer periods of time playing. These cards entitle the holders and a set number of the holders’ guests, depending on the card type, to various additional benefits.  These loyalty cards are granted based on the frequency of players’ visits and the aggregate total drop for a pre-determined number of visits.  The Company also grants certain other privileges to its VIP players, at the casino management’s discretion, such as ordering a la carte from our restaurant facilities, opening a private gaming table, extending a casino’s operating hours, and/or providing free hotel accommodations.  The complimentary F&B and hotel accommodations costs were recognized in the gaming departmental expenses, which totaled $2.5 million, or 7.4% of gaming revenues, from continuing operations, for the year ended December 31, 2013, versus approximately $2.4 million, or 7.0% of gaming revenues, from continuing operations, a year ago.  General gifts and giveaways, which were also recognized in the gaming department, excluding personal gifts, represented $699,000 or 2.0% of gaming revenues for 2013, compared with $669,000, or 2.0% of gaming revenues, for 2012.

The complimentary year-end personal gifts were booked as special promotion expenses in the marketing department and totaled approximately $39,000 for 2013, versus $75,000 for 2012.

During the past six years, inflation has not been a major factor that has materially affected the Company’s operating results. We have generally recovered costs associated with any nominal inflation through price adjustments in our food and beverage and hotel room pricing, and in 2013, we expect to continue to apply the same principle uniformly throughout our operations. However, primarily due to competitive market and other economic pressures, any such future increases in costs associated with our casino or hotel operations and maintenance of our properties may not be completely recovered by the Company.

Our Business Units:

Ceska, Czech Republic

Ceska posted a 2.6% total revenue decline for 2013 versus 2012, primarily due to the effects of a harsh winter in the first quarter of 2013, followed by severe spring flooding in the second quarter, which, in addition to keeping players away, reduced the duration and level of play of those that did visit the casino.  Operating expenses in 2013 were up by 3.0% from a year ago, mainly from the higher player amenity expenses (free F&B, gifts, etc.), additional gaming equipment leases and volume-driven labor expenses. Overhead expenses were also up 8.4% compared to last year, largely due to expenses associated with the relaunch of the expanded casino in June 2013.  Consequently, Ceska posted a 42.8% decrease in annual earnings versus the prior year.  The Ceska casino, which completed the first of two phases of its capital improvement, added a two-story, annex building, housing five new guest rooms, an entertainment stage, a restaurant area, administrative offices and storage areas.  The project also included expansion of the casino’s parking facility.  The second phase, which is expected to be completed by the end of the first quarter of 2014, is focused on the older part of the casino, and involves reconfiguring and enhancing the slot and live game areas.

Route 59, Czech Republic

Route 59 continued its resurgence from 2012, with both live game and slot attendances up 7.9% and 8.8%, respectively.  However, despite the attendance increase, a 1.3 ppt decrease in hold percentage served to reduce the live game revenue, which dipped by 1.0% from the revenue level reached last year.  Slot revenue continued its steady climb, posting a 5.2% year-over-year increase, and represented 47.7% of total revenue, on a par with live game revenue.  The improvement in overall attendance can be credited to management’s unceasing focus on attentive customer service, internal promotions, and on its players’ loyalty reward programs, to maintain our core player base as well as attract more quality players.  Operating costs in 2013 were up by 1.4% compared to last year, largely from increases in players’ amenities and additional gaming equipment leases, while overhead costs were up 3.4% in the same comparison, due to higher promotional expenses and increased utility costs.  Notwithstanding the cost increases, earnings were up 2.9% from a year ago.  The business improvement was also, in part, attributable to the adjoining Hotel Savannah and the Spa, which has created a viable entertainment complex in the region.

Route 55, Czech Republic

Route 55 saw a continued shift in its business mix, as slot revenue topped 63.2% of total revenue, while live game revenue dropped to 32.3% of that total.  The 3.5 ppt year-over year increase in slot revenue as a percentage of total revenue, 63.2% versus 59.7%, was supported by a 31.5% yearly increase in slot attendance, versus a 20.2% decline in live game attendance.  Although live game attendance was down, the 19.6% increase in DpH reflected the increasing quality of players the casino was able to draw in 2013.  Thus, Route 55 generated a 3.4% total revenue improvement over the prior year.  Operating costs were up 2.3% from a year ago, primarily from revenue-driven gaming taxes, while overhead expenses were nominally up 0.6%, due to higher promotional expenses.  As a result, earnings for 2013 were up 6.2% from that achieved a year ago.

Hotel Savannah and the Spa, Czech Republic

Throughout the 2013 year, the hotel struggled with lower demand from both corporate and transient business.  The soft regional economy, as well as the weak Vienna market, underscored the challenges faced by the hotel in drawing new and repeat business.  The reduced conferences and corporate meetings hurt not only room revenue, but also, by extension, F&B utilization, namely banquet/catering.  Thus, occupancy decreased 2.1ppt from a year ago, and the hotel experienced across the board lower revenues, contributing to a 6.2% total revenue decline versus the year 2012.  Operating and overhead expenses were up 1.1% and 1.4%, respectively, when compared with the prior year.  As a result, earnings fell 107.1% from a year ago.

Liquidity and Capital Resources

At December 31, 2013, we achieved a working capital surplus of approximately $1.8 million, from a working capital surplus of $383,000 at December 31, 2012, an approximate $1.4 million improvement.  This improvement was primarily due to an increase in net income from operations in 2013, and to repayments of notes receivable, which were partially offset by the retirement of our bank loan (see also “Note 8 - Stockholders’ Equity” of the Notes to the Consolidated Financial Statements) and capital improvements to the Ceska casino.

On July 4, 2013, we retired, without a pre-payment penalty, our Commerzbank amortized term loan, ahead of its maturity date of November 4, 2013.  The Company holds no bank debt as of December 31, 2013.

For the year ended December 31, 2013, our net cash provided by operating activities was $3.4 million, which primarily consisted of approximately $2.4 million from net income, $1.6 million from depreciation and amortization, increases in accrued expenses and other current liabilities aggregating to $334,000, plus an increase in gaming tax payable of $192,000, which were partially offset by the payment of foreign income tax of $747,000 and the reduction of payables of $277,000.

Our net cash used in investing activities consisted primarily of the capital investment into the casino expansion and renovation at Ceska casino of $1.8 million, plus $780,000 in capital improvements to other casino properties, which was partially offset by monthly repayments, totaling $650,000, on our notes receivable from the Grand Hotel Lav, d.o.o. (“GHL”), the owner of the Grand Casino Lav and Nightclub.

Our net cash used in financing activities consisted of $1.6 million and $154,000 of principal repayments on our Commerzbank loan and Ceska municipal loan, respectively, plus buyback activities from our Stock Repurchase Program, totaling $77,000.

Our Company’s management believes that our cash resources at December 31, 2013, in addition to the anticipated cash to be provided by existing operations in year 2014 will be sufficient to meet current obligations and fund our operating activities for the next twelve months.  We also continue to review development and acquisition strategies which, if implemented, may require us to obtain additional debt and/or equity financing.  There is no guarantee that such funds will be available to us at favorable terms or at all, in which case we may decide to reduce our development plans.

We are also obligated under various contractual commitments.  The following is a summary of our contractual commitments over the next five years, as of December 31, 2013:

(in thousands)		Less than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	Thereafter
Long-term, secured debt, foreign (1)	$138	$138	$—	$—	$—
Operating and capital leases (2)	248	143	65	40
Employment agreement (3)	450	450
Total contractual obligations	$836	$731	$65	$40	$—

(1)         Represents the remaining balance of the 3-year, CZK 9.0 million, or $452,000, Ceska Municipal Loan, maturing on November 23, 2014.

(2)         Includes the lease for corporate office space and financial leases.

(3)         Represents the salary obligation under Mr. Ramadan’s employment agreement for 2014. (See Part III, Item 11. “Executive Compensation”).

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.  TWC does not maintain any instruments in a trading portfolio to offset or to hedge market risk.

Interest Rate Risk

Due to the nominal amounts of borrowing that were outstanding in 2013, interest rate risk was not material for the year ended December 31, 2013, and through the date of this filing.

Foreign Currency Exchange Rate Risk

The information in this section should be read in conjunction with information related to changes in the exchange rates of foreign currency in “Part I, Item 1A. Risk Factors.”  Changes in foreign currency exchange rates could materially adversely affect our consolidated results of operations or financial condition.

Due to the fact that our operations are all located overseas, our overall results are subject to the impact of fluctuations in foreign currency exchange (“FX”) rates.  Pursuant to the January 2002 adoption of the EUR by Germany and Austria (but not the Czech Republic) as the sole trading currency by all European Union member nations that had previously tied their local currencies to it, our operations conducted business in EURs and CZKs.  Because the vast majority of our customers are German and Austrian, our revenues are generally received in EUR.  However, because our operations are situated in the CZ, the majority of our expenses are denominated in CZKs.  As our primary reporting subsidiary, TWH&E, is a Czech entity, all revenues and expenses, regardless of sources of origin, are recognized in the Czech currency and translated to USD for reporting purposes.

Based on our sensitivity analysis, as of the year ended December 31, 2013, we determined that hypothetical 10% movements in the two functional currencies, the CZK, when converted to the USD, and the EUR, when converted to the CZK, would have resulted in the following changes to our operating results:

•                  A hypothetical 10% strengthening of the USD to the CZK would have decreased our operating results by an approximate $589,000;

•                  A hypothetical 10% weakening of the USD to the CZK would have increased our operating results by an approximate $720,000;

•                  A hypothetical 10% strengthening of the EUR to the CZK would have increased our operating results by an approximate $2.7 million; and

•                  A hypothetical 10% weakening of the EUR to the CZK would have decreased our operating results by an approximate $2.7 million.

In real world situations, the impact of the FX on our operating results could be positive or negative, depending on the combination, the variability and intensity of the above probabilities, coupled with the strength of the correlation of the functional currencies to the USD, among other factors We have not in the past, and do not currently hedge, our currency holdings or transactions.

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

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Trans World Corporation

We have audited the accompanying consolidated balance sheets of Trans World Corporation and Subsidiaries (collectively, the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the years in the two year period ended December 31, 2013.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trans World Corporation and Subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rothstein Kass

Roseland, New Jersey
March 4, 2014

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2013 and 2012
(in thousands, except for share data)

	December 31, 2013	December 31, 2012
CURRENT ASSETS:
Cash	$6,284	$6,887
Prepaid expenses	267	316
Notes receivable		663
Other current assets	297	262

Total current assets	6,848	8,128

PROPERTY AND EQUIPMENT, less accumulated depreciation of $12,246 and $12,877, respectively	33,464	34,067

OTHER ASSETS:
Goodwill	6,093	6,396
Deposits and other assets	1,218	2,439

Total other assets	7,311	8,835

TOTAL ASSETS	$47,623	$51,030

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Long-term debt, current maturities	$138	$1,836
Capital lease, current portion	48	55
Accounts payable	491	804
Interest payable		15
Czech gaming tax accrual	2,040	1,943
Foreign income tax accrual	676	1,480
Accrued expenses and other current liabilities	1,702	1,612

Total current liabilities	5,095	7,745

LONG-TERM LIABILITIES:
Long-term debt, less current maturities		1,376
Capital lease, less current portion	80	134
Deferred foreign tax liability	560	581

Total long-term liabilities	640	2,091

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 4,000,000 shares authorized, none issued
Common stock, $.001 par value, 20,000,000 shares authorized, 8,810,135 shares in 2013 and 8,836,735 shares in 2012, issued and outstanding	9	9
Additional paid-in capital	52,578	52,454
Accumulated other comprehensive income	5,742	7,562
Accumulated deficit	(16,441)	(18,831)

Total stockholders’ equity	41,888	41,194

TOTAL LIABILITIES AND EQUITY	$47,623	$51,030

See accompanying notes to consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME
Years Ended December 31, 2013 and 2012
(in thousands, except for share data)

	Years Ended December 31,
	2013	2012

REVENUES	$36,487	$36,021

COSTS AND EXPENSES:

Cost of revenues	19,757	19,358
Depreciation and amortization	1,600	1,728
Selling, general and administrative	11,632	10,961
	32,989	32,047
INCOME FROM CONTINUING OPERATIONS, before other income (expenses) and foreign income taxes	3,498	3,974

OTHER INCOME (EXPENSES):

Interest expense	(60)	(251)
Foreign exchange loss		(13)
Other	8
	(52)	(264)
INCOME FROM CONTINUING OPERATIONS, before foreign income taxes	3,446	3,710

FOREIGN INCOME TAXES	(1,056)	(2,069)

INCOME FROM CONTINUING OPERATIONS	2,390	1,641

DISCONTINUED OPERATIONS, gain from operation and sale of discontinued Rozvadov Casino, net of tax		162

NET INCOME	2,390	1,803

Other comprehensive income (loss), foreign currency translation adjustments, net of tax	(1,820)	1,875

COMPREHENSIVE INCOME	$570	$3,678

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	8,824,406	8,870,129
Diluted	9,052,471	9,025,176

EARNINGS PER COMMON SHARE:
From continuing operations:
Basic	$0.27	$0.18
Diluted	$0.26	$0.18
From discontinued operations:
Basic	$—	$0.02
Diluted	$—	$0.02

See accompanying notes to consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2013 and 2012
(in thousands, except for share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances, January 1, 2012	8,871,635	$9	$52,141	$5,687	$(20,634)	$37,203
Stock options expense			135			135

Deferred board fees to be paid in stock, pursuant to the Deferred Compensation Plan			10			10

Deferred employee incentives to be paid in stock, pursuant to the Deferred Compensation Plan			260			260

Foreign currency translation adjustment, net of tax				1,875		1,875

Shares buyback under the retirement method, pursuant to TWC Stock Repurchase Program	(34,900)		(92)			(92)

Net income					1,803	1,803
Balances, December 31, 2012	8,836,735	$9	$52,454	$7,562	$(18,831)	$41,194
Deferred board fees to be paid in stock, pursuant to the Deferred Compensation Plan			14			14

Deferred employee incentives to be paid in stock, pursuant to the Deferred Compensation Plan			187			187

Foreign currency translation adjustment, net of tax				(1,820)		(1,820)

Shares buyback under the retirement method, pursuant to TWC Stock Repurchase Program	(26,600)		(77)			(77)

Net income					2,390	2,390
Balances, December 31, 2013	8,810,135	$9	$52,578	$5,742	$(16,441)	$41,888

See accompanying notes to consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2013 and 2012
(in thousands, except for share data)

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,390	$1,803
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) from assets disposal	10	(314)
Deferred income tax expense		505
Depreciation and amortization	1,600	1,756
Stock options expense		135
Deferred board fees	14	10
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(9)	455
Deposits and other assets	(102)	385
Accounts payable	(277)	(186)
Interest payable	(5)	(35)
Czech gaming tax payable	192	(2,075)
Foreign income tax accrual	(747)	1,350
Accrued expenses and other current liabilities	334	(123)
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,400	3,666

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(780)	(649)
Investment into Ceska Expansion and Renovation	(1,838)	(543)
Proceeds from assets disposal (Rozvadov Casino)		1,369
Repayment on note receivable	650	396
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,968)	573

CASH FLOWS FROM FINANCING ACTIVITIES:
Retirement of Commerzbank line of credit		(1,791)
Principal payments on Commerzbank debt	(1,634)	(1,599)
Principal payments on Ceska municipal loan	(154)	(153)
Share buyback under the Stock Repurchase Program	(77)	(92)
NET CASH USED IN FINANCING ACTIVITIES	(1,865)	(3,635)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(170)	647

NET INCREASE (DECREASE) IN CASH	(603)	1,251

CASH:
Beginning of year	6,887	5,636

End of year	$6,284	$6,887

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$60	$251
Cash paid during the year for foreign income taxes	$1,768	$195

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Deferred compensation to be paid in common stock	$187	$260
SDI receivable/IMT Loan cancelation	$1,256	$

See accompanying notes to consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Figures in thousands, except for statistics and share data)

NOTE 1 - Nature of Business

Nature of Business

Trans World Corporation and Subsidiaries (collectively, “TWC” or the “Company”), a Nevada corporation, is primarily engaged in the gaming business in the Czech Republic.

The Company owns and operates three casinos in the Czech Republic (“CZ”), all under the American Chance Casinos (“ACC”) brand.  One casino is located in the western part of the CZ, close to the German border, in Ceska Kubice (“Ceska”), which currently has 14 gaming tables and 100 slot machines.  The other two casinos are located in the southern part of the CZ, close to the Austrian border.  The larger of these two, “Route 55,” located in Dolni Dvoriste, has 23 gaming tables and 130 slot machines.  The other casino, “Route 59,” is located in Hate, near Znojmo, and currently has 21 gaming tables and 118 slot machines.  In addition to the Czech casinos, TWC also owns and operates a 77-room, European four-star deluxe hotel, the Hotel Savannah, which is physically connected to our Route 59 casino, and also a full-service spa, the Spa at Savannah (the “Spa”), which is operated by an independent contractor and is attached to the hotel.

The Company and the Grand Casino Lav and Nightclub (collectively known as the “Grand Casino Lav”), mutually agreed to terminate TWC’s contract to manage the operation, located in Podstrana, Croatia, near the city of Split, in April 2013, when the property underwent bank receivership.  The bank satisfactorily retired the former owners’ existing debt (i.e. notes receivable) in full to TWC on December 31, 2013.

Discontinued Operations

The Company had owned and operated a fourth casino in the western part of CZ, in the town of Rozvadov.  The Company terminated live games operation at Rozvadov at the end of January 2012, and continued running the unit as a slot-only operation until March 31, 2012, when all gaming operations were ceased and the property was leased out to a third-party operator.  On July 11, 2012, the lessee exercised its option to buy out the lease by making the full purchase payment of €1,000, or then $1,369 to TWC.  The net gain from the sale of the Rozvadov casino and associated buildings, less all related costs, and inclusive of rental income was approximately $314. Rozvadov’s net gain (loss), shown as discontinued operations for the year ended December 31, 2012 was $162.  No write-downs of inventories or furniture, fixtures and equipment (“FF&E”) were incurred because its slot machines were leased, while the Company’s owned FF&E was subsequently rented out and remaining inventories were transferred to other operating units at an immaterial cost.  Employees at Rozvadov received cash severance benefits aggregating approximately $79.

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

Discontinued Operations - The Company complies with the accounting and reporting requirements for reporting on discontinued operations.  The results of operations of a component of an entity that either has been disposed of or is classified as held for sale is reported in discontinued operations if the operations and cash flows of the component have been eliminated from the ongoing operations of the entity as a result of the disposal transaction, and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction.

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

Goodwill - Goodwill represents the excess of the cost of the Company’s Czech subsidiaries over the fair value of their net assets at the date of acquisition, which consisted of the Ceska casino, the Rozvadov casino (which was sold in 2012) and a parcel of land in Hate, upon which the Route 59 Casino and the Hotel Savannah and Spa reside. Goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. The Company has allocated the goodwill over two geographical reporting units that are components of the operating segment “Czech subsidiaries” and are classified as the “German reporting unit” which consists of the Ceska casino, and the “Austrian reporting unit” which consists of a parcel of land in Hate.  Goodwill impairment tests require the Company to first assess qualitative factors to determine whether it is necessary to perform a two-step quantitative goodwill impairment test.  The Company is not required to calculate the fair value of a reporting unit unless it determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  The Company assesses the potential impairment of goodwill annually (as of September 30th) and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Upon completion of such review, if impairment is found to have occurred, a corresponding charge will be recorded.

Based on TWC’s own assessment of qualitative factors which included an analysis of macroeconomic conditions, financial performance, and industry and market considerations, the Company concluded that it was not necessary to perform a  two-step quantitative goodwill impairment test and that the goodwill of the Company was not impaired as of December 31, 2013.

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

The impact of foreign currency translation on goodwill is presented below:

	Applicable	Goodwill
	Foreign Exchange	German		Austrian
As of December 31, 2013 (in thousands, except FX)	Rate (“FX”) (2)	reporting unit		reporting unit		Total
Residual balance, as of January 1, 2003 (in USD) (1)		USD	3,042	USD	537	USD	3,579
USD residual balance, translated at June 30, 1998 (date of acquisition) FX rate of:	33.8830	CZK	103,072	CZK	18,195	CZK	121,267
2003 CZK balance, translated to USD, at December 31, 2013 FX rate of:	19.9038	USD	5,179	USD	914	USD	6,093
Net increase to Goodwill		USD	2,137	USD	377	USD	2,514

(1)         Goodwill was amortized over 15 years until the Company started to comply with received GAAP requirements, as of January 1,2002. This balance represents the remaining, unamortized goodwill, after an impairment charge taken prior to January 1, 2013.

(2)         FX (interbank) rates taken from www.Oanda.com.

Earnings Per Common Share - The Company complies with accounting and disclosure requirements regarding earnings per share.  Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share incorporate the dilutive effect of Common Stock equivalents on an average basis during the period.  As of December 31, 2013, the Company’s Common Stock equivalents include 598,475 unexercised stock options, 75,000 outstanding warrants, 75,000 shares of restricted stock, and 228,049 shares issuable under the Company’s Deferred Compensation Plan.  As of December 31, 2012, the Common Stock equivalents included 660,575 unexercised stock options, 75,000 outstanding warrants, 75,000 shares of restricted stock, and 151,642 deferred compensation shares.  These shares for the respective years were included in the computation of diluted earnings per common share, if such unexercised stock options, warrants, restricted stock, and deferred compensation stock were vested and “in-the-money.”

A table illustrating the impact of dilution on earnings per share, based on the treasury stock method, is presented below:

	For the Year Ended
(amounts in thousands, except for	December 31,
share data)	2013	2012
Basic earnings per share:
Income from continuing operations	$2,390	$1,641

Weighted average common shares	8,824,406	8,870,129

Basic earnings per share	$0.27	$0.18

Diluted earnings per share:
Income from continuing operations	$2,390	$1,641

Weighted average common shares	8,824,406	8,870,129

Addition due to the effect of dilutive securities using the treasury stock method:
Stock options and warrants (1)	16	3,405
Stock issuable under the Deferred
Compensation Plan	228,049	151,642

Dilutive potential common shares	9,052,471	9,025,176

Diluted earnings per share	$0.26	$0.18

(1) Per the treasury stock method.

Revenue Recognition - Casino revenue is defined as the net win from gaming activities, which is the difference between gaming wagers and the amount paid out to patrons, and is recognized on the day it is earned.  Revenues generated from ancillary services, including room rentals, sales of food, beverage, cigarettes, and casino logo merchandise are recognized at the time the related services are performed or goods sold, and represent, in the aggregate, 4.4% and 4.9% of total revenues for the years ended December 31, 2013 and 2012, respectively.  Food and beverage revenues, which are included in revenues from ancillary services, represent approximately 1.7% and 1.8% of total consolidated revenues for the years ended December 31, 2013 and 2012, respectively.

Promotional Allowances - Promotional allowances primarily consist of the provision of complimentary food and beverages and, to certain of its valuable players, hotel accommodations.  For the years ended December 31, 2013 and 2012, revenues do not include the retail amount of food and beverages and hotel accommodations of $7,003 and $6,064, respectively, provided at no-charge to customers. The retail value of the food and beverages given away is determined by dividing the food and beverage costs charged to the gaming operation of $2,412 and $2,265, for the respective periods, by the average percentage of cost of food and beverages sold.  The cost of hotel accommodations is either the out-of-pocket expenses paid to other hotels to accommodate TWC’s customers or the retail charge of room accommodations at the Company’s Hotel Savannah and at its VIP guest rooms at Route 59 and at Route 55.

The promotional allowances are summarized below:

	For the Year Ended
	December 31,
(amounts in thousands)	2013	2012

Cost of complimentary food and beverages (A)	$2,412	$2,265
Average cost of food and beverages sold (B)	34.8%	37.6%

Retail value of food and beverages (A/B)	$6,938	$6,019
Cost of hotel accommodations	65	45
Total promotional allowances	$7,003	$6,064

External Advertising -  The Company complies with the accounting and reporting requirements for reporting on advertising costs.  External advertising expenses are charged to operations as incurred and were $664 and $584 for the years ended December 31, 2013 and 2012, respectively.

Fair Value of Financial Instruments - The fair values of the Company’s assets and liabilities that qualify as financial instruments approximate their carrying amounts presented in the accompanying consolidated balance sheets at December 31, 2013 and 2012, respectively.

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

Impairment of Long-Lived Assets - The Company periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may be recoverable.  If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived assets, or by the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists.  If an asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value. An estimate of the asset’s fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. The Company reports an asset to be disposed of at the lower of its carrying value or its estimated net realizable market value. There were no impairment losses for long-lived assets recorded for the years ended December 31, 2013 and 2012, respectively.

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

In 2013 and 2012, the Company expensed approximately $0 and $135, respectively, for granted options to certain KMEs, which was recognized in its selling, general and administrative expenses in the consolidated statements of operations.

Czech Gaming Taxes - Effective January 1, 2012, the Czech government passed a new tax legislation that imposed a new tax scheme on casino operators.  The New Gaming Tax applies on all live game and slot revenues, as well as an applicable corporate income tax on adjusted Czech net income, net of exemptions.  The New Gaming Tax also imposed a new daily tax on each slot machine. A summary of the New Gaming Tax Law is presented below, in actual monetary amounts (not in thousands):

New Gaming Tax Law *
(Effective January 1, 2012)

Live Games	20% Gaming Tax from Win (70% of tax paid to the federal government; 30% paid to the local municipality).

Slots

20% Gaming Tax from Win (20% of tax paid to the federal government; 80% paid to the local municipality);

Fifty five Korunas (or approximately three U.S. dollars) Gaming Tax per Slot Machine, per Day (paid to the federal government).

Net Income	19% corporate income tax on adjusted net income earned in the Czech Republic, net of exemptions (paid to the federal government).

* The new Gaming Tax is to be paid quarterly, by the 25th day following the end of a quarter, while the 2012 corporate income tax obligation was paid by June 30, 2013, followed by estimated quarterly income tax payments beginning for the third quarter ending September 30, 2013.

TWC’s gaming-related taxes and fees for the years ended December 31, 2013 and 2012 are summarized in the following table:

	For the Year Ended
(amounts in thousands)	2013	2012

Gaming revenues (live-game and slot only)	$33,203	$32,658

Gaming taxes, live games and slots	6,975	6,860
Licensing fees (eliminated in 2012) (1)	—	263
Total gaming taxes and fees	$6,975	$7,123
as % of gaming revenue (2)	21.0%	21.8%

(1)                         As the non-refundable, six-month licensing fees, effective for January 2012 through June 2012, were paid in advance in October 2011, prior to the passing of the New Gaming Tax laws in December 2011, the Company incurred these fees for the first six months of 2012.  Excluding these non-recurring licensing fees, the gaming taxes for the year 2012 would have been 21.0% of gaming revenues.

(2)                         The tax as a percentage of gaming revenue varies slightly from the 20% flat rate, due to the gaming tax imposed per slot machine, per day.

In conformity with the European Union (“EU”) taxation legislation, when the Czech Republic joined the EU in 2004, its VAT increased from 5% to 22%, from January 2004 through December 2009, and ranged between 9% and 19% for all intra-EU generated purchases during that period. Between January 1, 2010 and December 31, 2012, VAT rates increased to between 10% and 20%.  All non-EU generated purchases were impacted by identical VAT increases, beginning in May 2004. The VAT top rate was increased to 21% beginning in 2013. The Company pays its VAT directly to its vendors in connection with any purchases that are subject to this tax. Unlike in other industries, VATs are not recoverable for gaming operations. The recoverable VAT under the Hotel Savannah operation was non-material for the years ended December 31, 2013 and 2012, respectively.

Effective January 1, 2012, TWC merged its three Czech slot subsidiary companies, ACC Slot, s.r.o., Hollywood Spin s.r.o. and LMJ Slot s.r.o. into its primary Czech operating entity company, American Chance Casinos, a.s..  Furthermore, for similar reasons, on February 28, 2012, TWC transferred the ownership of its fully-owned Czech subsidiary, Trans World Hotels, k.s., which owns the Hotel Savannah, to American Chance Casinos a.s.  Effective November 28, 2013, in order to reflect the Company’s industry diversification, TWC renamed its primary Czech subsidiary, American Chance Casinos a.s. to “Trans World Hotels & Entertainment, a.s.” (“TWH&E”), while still operating its casinos under the ACC brand, without interruption.  Effective January 1, 2014, in the final stage of consolidation, the Trans World Hotels k.s. legal entity was merged into TWH&E.

Income Taxes - The Company complies with accounting and reporting requirements with respect to accounting for U.S. federal and foreign income taxes, which require an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed for differences between the financial statement and the tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.  In accordance with GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets.  This policy also provides guidance on thresholds, measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different entities.  The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of and for the years ended December 31, 2013 and 2012.  The Company is subject to income tax examinations by major taxing authorities for all tax years since 2010. However, management’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

Effective January 1, 2012, the Czech government instituted an effective corporate income tax of 19% on income derived from gaming revenues, which prior to the law changes were subject only to gaming taxes.

New Accounting Pronouncements - In March 2013, the Financial Accounting Standards Board (“FASB”) issued guidance on a parent’s accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. The guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. This guidance is effective prospectively for fiscal years beginning on or after December 15, 2013, and for interim periods within those fiscal years.  The Company is in the process of evaluating this guidance and does not expect that it will have a significant impact on its consolidated financial statements.

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

Recently Issued and Adopted Accounting Standards - In February 2013, the FASB issued guidance to improve the reporting of amounts reclassified out of accumulated other comprehensive income (“AOCI”). The guidance amends the presentation of changes in AOCI and requires an entity to disaggregate the total change of each component of other comprehensive income either on the face of the statement of income or as a separate disclosure in the notes. This guidance was effective prospectively for fiscal years beginning after December 15, 2012. The Company adopted the guidance on January 1, 2013, as required.  There was no material impact on its consolidated financial statements resulting from the adoption.

NOTE 3 - Property and Equipment

At December 31, 2013 and 2012, property and equipment consisted of the following:

(amounts in thousands)	2013	2012
Land	$2,714	$2,691
Building and improvements	31,663	31,131
Furniture, fixtures and other equipment	11,333	13,122

	45,710	46,944
Less accumulated depreciation and amortization	(12,246)	(12,877)

	$33,464	$34,067

Depreciation and amortization expense for the years ended December 31, 2013 and 2012 were approximately $1,600 and $1,728, respectively.

NOTE 4 - Long-Term Debt

At December 31, 2013 and 2012, long-term debt consisted of the following:

(amounts in thousands)	2013	2012

Commerzbank amortized loan (i)	$—	$1,677
IMT LLC loan (ii)		1,231
Ceska Municipal Loan (iii)	138	304
	138	3,212
Less current portions:
Commerzbank amortized loan		1,677
Ceska Municipal Loan	138	159

	$—	$1,376

(i)                   In November 2009, the Company amended its long-term debt (former revolving credit line) with a new credit facility from Commerzbank Aktiengesellschaft, pobocka Praha (“Commerzbank”).  The new credit facility allowed the Company to retire its prior revolving credit line and replace it with a combination of a term loan and a new smaller revolving credit line.  The revolving credit line was paid off and closed on November 1, 2012, while the term loan was retired on July 4, 2013.

(ii)                In August 2009, as part of TWC’s partnership with Vigotop Limited, a Cyprus-based company, to form a Hungarian company, KC Bidding Kft. (“KCB”), in which TWC became holder of a 25% equity interest, TWC extended KCB a 3-year, 1.0% interest per annum loan of approximately €930, or $1,200, to form a Hungarian license concession company, SDI Europe Kft. (“SDI”), for the purpose of eventually operating a Class I casino in Hungary.  SDI is a wholly-owned subsidiary of KCB. Through SDI’s intermediary, IMT LLC, a Delaware limited liability company, TWC received a three-year, 2.1505% interest per annum loan of approximately $1,200.  In November 2010, the loan agreement between ACC and KCB was amended to change the maturity date to January 31, 2016 from December 31, 2012 and to establish an interest rate of 1% from January 1, 2012 through the new maturity date of the loan.  In March 2011, the loan agreement between IMT and ACC was amended to change the maturity date to February 21, 2016 from January 31, 2013, and to establish an interest rate of 1% from January 1, 2012 through the new maturity date of the loan. In July 2013, TWC and Vigotop mutually agreed to cross-assign their respective rights to KCB and SDI, thereby effectively cancelling the IMT obligation with the KCB receivable.

(iii)             In November 2011, TWC purchased the Ceska casino building, associated land and an adjacent outbuilding and related plot from the town of Ceska Kubice, from which TWC had been renting the facilities.  In conjunction with this purchase, TWC was granted by the township of Ceska Kubice a three-year municipal loan of CZK 9,000, or $452. The loan, which was due to mature on November 23, 2014, was paid in full on January 16, 2014.  (See “Note 13 — Subsequent Event.”)

Principal payments due on long-term debt are as follows:

Year ending December 31, (amounts in thousands)
2014	$138
Thereafter
$138

NOTE 5 - Accrued Expenses and Other Current Liabilities

At December 31, 2013 and 2012, accrued expenses and other current liabilities consisted of the following:

(amounts in thousands)	2013	2012
Accrued payroll and related costs	$894	$868
Operational accruals	313	284
Incentives/bonus payable	495	460

	$1,702	$1,612

NOTE 6 - Commitments and Contingencies

Lease Obligations - The Company is obligated under several financial leases expiring through 2018.  Future aggregate minimum annual rental payments under all of these leases for the lesser of five years or until their expiration dates are as follows:

Year ending December 31, (amounts in thousands)
2014	$143
2015	45
2016	20
2017	20
2018	20

Rent expense under operating leases was approximately $88 and $87 for the years ended December 31, 2013 and 2012, respectively.

The Company’s slot machines are subject to operating leases, which range from five years to indefinite terms, depending on the vendors, and all include a free annual replacement per machine, upon request.

Employment Agreements - The Company’s July 1, 2005 employment agreement with its Chief Executive Officer (“CEO”), Mr. Rami S. Ramadan, absent the intervention of either party by September 30th of each year, renewed automatically for another calendar year ending December 31, 2014.  In addition to a perpetually renewable employment term of one year absent the intervention of either party, the agreement provides for annual compensation, plus participation in the Company’s benefits programs and equity incentive plans.  Annual compensation of $450 will be paid in 2014, pursuant to the evergreen renewal terms of said employment agreement, excluding any bonus awards that may be or have been granted in 2013 at the discretion of the Board of Directors.

Pursuant to the renewal of the employment agreement with Mr. Ramadan in July 2005, Mr. Ramadan was also granted seven-year options to purchase 175,000 shares of Common Stock, all of which expired on July 1, 2012.  Also, pursuant to this July 2005 employment agreement, upon reaching designated earnings per share targets, Mr. Ramadan will be granted 75,000 restricted shares of the Company’s Common Stock in 25,000 share allotments.  None of the restricted shares have been vested to date.

On February 4, 2007, Mr. Ramadan was granted seven year options to purchase 50,000 shares of Common Stock, all of which expired on February 4, 2014.

Further, on October 23, 2007, pursuant to the Company’s 2004 Equity Incentive Plan, Mr. Ramadan was granted seven year options to purchase 125,000 shares of Common Stock.  As of December 31, 2013 and 2012, these options have all vested.  The exercise price of all these options is set at $4.85 per share, the closing stock price on October 23, 2007, and escalated to $5.05 on its first anniversary.  On May 26, 2009, the Company’s Board of Directors froze the exercise price at $5.05 for the entire grant.

The weighted average exercise price of all of Mr. Ramadan’s vested options was $4.67 and $4.68 at December 31, 2013 and 2012, respectively.  No vested options have been exercised by Mr. Ramadan as of December 31, 2013.

401 (k) and Profit Sharing Plan - The Company maintains a contributory 401(k) plan and a profit sharing plan.  These plans are for the benefit of all eligible U.S. corporate employees, who may have up to 17% of their salary withheld, not to exceed the maximum federally allowed amount.  The Company makes a voluntary employer-matching contribution of 60 cents for each employee dollar contributed, which totaled $45 and $44 for the years 2013 and 2012, respectively.

Taxing Jurisdiction - The Czech Republic currently has a number of laws related to various taxes imposed by governmental authorities.  Beginning in 2012, applicable taxes include gaming tax, VAT, and payroll (social) taxes and corporate income tax.  In December 2011, the Czech parliament passed sweeping gaming tax legislation, which was signed by the Czech President into law.  The new gaming tax law took effect beginning January 1, 2012.  Tax declarations, together with other legal compliance areas (for example, customs and currency control matters) are subject to review and investigation by a number of Czech governmental authorities, which are enabled by law to impose fines, penalties and interest charges, and, ultimately, create tax risks in the Czech Republic.  Management believes that it has adequately provided for its Czech tax liabilities.

Legal Matters - The Company may be, from time to time, a party to various legal proceedings and administrative actions, all arising from the ordinary course of business.  The Company is not currently involved in any material legal proceeding nor was it involved in any material litigation during the year ended December 31, 2013.

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

Foreign Activities - The Company’s operations are entirely outside of the United States of America.  Operating internationally involves additional risks relating to such things as currency exchange rates, different legal and regulatory environments, political and economic risks relating to the stability or predictability of foreign governments, differences in the manner in which different cultures conduct business, difficulties in staffing and managing foreign operations, differences in financial reporting, operating difficulties, different types of criminal threats, and other factors.  The occurrence of any of these risks, if severe enough, could have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

Cash - Cash consists of cash in banks and on hand.  The Company maintains a substantial portion of its cash balances in financial institutions that are outside the United States of America or that may exceed the Federal Deposit Insurance Corporation (“FDIC”) coverage of $250 per account.  The Company has not experienced any losses in such accounts and believes it is not subject to any significant credit risk on cash.  In addition, the FDIC does not insure the Company’s foreign cash, which totaled $5,866 and $6,236 at December 31, 2013 and 2012, respectively.  The Company has not incurred any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

NOTE 8 - Stockholders’ Equity

For the years ended December 31, 2013 and 2012, the Company recognized stock-based compensation expense of $0 and $135, respectively, for the vesting of granted stock options and warrants.  As part of their participation in the Company’s Deferred Compensation Plan, each member of the Company’s Board of Directors agreed to receive a portion of his annual retainer in shares of the Company’s Common Stock, aggregating $14 and $10 for the entire board, for the years ended December 31, 2013 and 2012, respectively.

On November 12, 2012, TWC’s board of directors approved a stock repurchase program, authorizing the repurchase of up to 500,000 shares of the Company’s Common Stock over a 12-month period.  The program does not obligate the Company to acquire any particular amount of Common Stock, and it could be modified, extended, suspended or discontinued at any time.  The program was renewed for another year, on the expiration of its first anniversary of November 12, 2013.  Thus, pursuant to the stock repurchase program and through a registered broker-dealer, the Company conducted repurchases on the open market, arriving at an outstanding 8,810,135 shares and 8,836,735 shares at December 31, 2013 and 2012, respectively.  The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors.  Repurchases may be conducted in the open market or in privately negotiated transactions.

The repurchase transactions since the inception of the program are listed in the table below:

ISSUER PURCHASES OF EQUITY SECURITIES

Date	Total Number of Shares Purchased	Average Price Paid per Share	Cumulative Total of Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Program
11/19/2012	4,900	$2.50	4,900	495,100
12/20/2012	30,000	$2.65	34,900	465,100
01/16/2013	5,000	$2.50	39,900	460,100
01/18/2013	900	$2.50	40,800	459,200
01/25/2013	4,500	$2.50	45,300	454,700
03/08/2013	100	$2.54	45,400	454,600
03/25/2013	200	$2.50	45,600	454,400
03/26/2013	200	$2.65	45,800	454,200
04/04/2013	250	$2.65	46,050	453,950
04/09/2013	250	$2.40	46,300	453,700
11/21/2013	15,200	$3.20	61,500	438,500

In accordance with the retirement method, the aggregate cost of $77 and $92 was recorded against additional paid-in-capital for the years ended December 31, 2013 and 2012, respectively.

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

NOTE 9 - Other Assets and Other Long-Term Liabilities

Notes Receivable — In connection with the TWC’s management of the Grand Casino Lav, on January 10, 2007, the Company extended three Euro-denominated loans totaling €967, or $1,278 at the December 31, 2013 exchange rate, to the Grand Hotel Lav, d.o.o. (“GHL”), the owner of the Grand Casino Lav and Nightclub.  In March 2013, GHL underwent bank receivership, with the bank acknowledging the outstanding debt.  On April 30, 2013, a monthly repayment plan to settle the debt (i.e. TWC’s notes receivable) was granted by TWC to the bank.  On December 31, 2013, the debt was paid in full and cancelled.  The management contract with GHL was effectively terminated upon the signing of this agreement.

Advance Receivable — In August 2009, in pursuit of obtaining a gaming license in Hungary, TWC partnered with Vigotop Limited, a Cyprus-based company (“Vigotop”), to form a Hungarian company, KC Bidding Kft. (“KCB”), in which TWC became holder of a 25% equity interest. Subsequently, TWC extended a three-year, 1.0% interest per annum loan of approximately €930, or $1,280, to KCB to form a Hungarian license concession company, SDI Europe Kft. (“SDI”), for the purpose of eventually operating the Class I casino in Hungary. SDI is a wholly-owned subsidiary of KCB. Through SDI’s intermediary, IMT LLC (“IMT”), a Delaware limited liability company, American Chance Casinos (“ACC”), an operations subsidiary of TWC, received a three-year, 2.1505% interest per annum loan of approximately $1,200.  On July 26, 2013, pursuant to mutual agreement between TWC and Vigotop to assign all rights and receivables to the other counterparty, SDI and IMT, the KCB receivable and IMT loan were effectively retired and cancelled.

Since January 12, 2011, the date KCB received written notice of the cancellation by the Ministry for the National Economy of Hungary (the “MOE”), there have been several lawsuits and countersuits initiated by the MOE and KCB, contesting the cancellation of the concession contract, which was signed on October 9, 2009, and alleged breaches of its terms.  KCB’s suit against the government was ultimately dismissed by the court on procedural grounds, and the various court hearings related to the government’s action against KCB have either been inconclusive or postponed pending further discovery processes.  The next court hearing is set for March 3, 2014, the outcome of which cannot be reported in time to be included in this filing.

Restricted Deposits -  Restricted deposits amounted to CZK 22,000, relating to Czech license bond requirements, for years 2013 and 2012, respectively.  Using respective year-end exchange rates, these deposits have been translated to $1,105 and $1,160 at December 31, 2013 and 2012, respectively.

NOTE 10 - Income Taxes

In the Czech Republic, prior to January 1, 2012, gaming income was not subject to corporate income tax.  In lieu of income taxes, gaming income was subject to other taxes in the Czech Republic, including gaming and charity taxes, which were primarily based on percentages of gaming revenues.  Foreign net operating loss carry-forwards (disclosed below) were derived from non-gaming activities and could only be applied against non-gaming activities.  Effective January 1, 2012, the Czech government instituted an effective corporate income tax of 19.0%, on income.  As a result of the new tax laws and due to the potential and material income tax liability, the Company incurred an estimated income tax liability of $1,056, net of a $7 credit related to a past year income tax adjustment, and $2,069 (which had included $505 in deferred income tax resulting from foreign book tax differences on fixed assets) for the years ended December 31, 2013 and 2012, respectively.  Corporate income tax is payable by the end of June of the subsequent year.  In compliance with new tax regulations, the Company began making quarterly, estimated corporate income tax payments beginning for the quarter ended September 30, 2013.

At December 31, 2013, the Company had U.S. and foreign net operating loss carry forwards (“NOL’s”) of approximately $38,096 and $0, respectively, available to offset certain future income taxes payable.  However, based on limited analysis, a sizable warrant exercise in February 2001 or earlier events may have triggered significant limitations of preexisting U.S. NOL’s, pursuant to

Internal Revenue Code Section 382, to the extent that substantially all of the Company’s existing U.S. NOL’s prior to February 2001, aggregating approximately $14,676, may be significantly limited.  The U.S. NOL’s generated subsequent to February 2001, aggregating approximately $23,420, resulted in an estimated $10,539 deferred tax asset at December 31, 2013.  A full valuation allowance has been established for these deferred tax assets since its realization is considered unlikely.  U.S. NOL’s cannot be used to offset Czech net income nor can Czech NOL’s be used to offset U.S. net income.

The foreign income taxes, included in the consolidated statements of operations, for the years ended December 31, 2013 and 2012 are summarized below:

(amounts in thousands)	2013	2012

Foreign income taxes	$1,056	$1,564
Deferred income tax expense		505

	$1,056	$2,069

The income tax liabilities, included in the consolidated balance sheets, for the years ended December 31, 2013 and 2012 are summarized below:

	2013	2012

U.S. — Current	$—	$—
U.S. — Deferred
Provision for U.S. federal income taxes

Foreign — Current	1,043	1.604
Foreign — Tax deposits paid (to be applied against future taxes)	(367)	(127)
Foreign — Last year tax paid to date	(1,400)	(79)
Foreign — Last year tax due total (per tax returns)	1,400	82
Foreign income tax accrual	676	1,480

Deferred foreign tax liability	560	581

Total income tax liabilities	$1,236	$2,061

The Company’s effective income tax rate differs from the statutory U.S. federal income tax rate as follows:

	2013	2012

U.S. federal income tax statutory rate	34.0%	34.0%
Foreign income taxes	29.2%	32.4%

Total effective income tax rate	30.6%	55.8%

The significant components of the income tax expense are as follows:

(amounts in thousands)	2013	2012

Tax benefit on U.S. pre-tax loss at Federal Statutory rates	$—	$(986)
U.S. valuation allowance increase		986
Foreign pre-tax income at foreign statutory rates	677	1,256
Foreign pre-tax income not subject to foreign tax
Release of foreign valuation allowance		(277)
Foreign non-deductible items	379	1,090

	$1,056	$2,069

The U.S. NOL’s expire between 2015 and 2019.  During the year ended December 31, 2013, there was an immaterial amount of foreign NOL’s which expired.  The following table presents the U.S. and foreign components of pretax income before income taxes for the years ended December 31, 2013 and 2012:

(amounts in thousands)	2013	2012

U.S.	$(9)	$(2,901)
Foreign	3,455	6,611

	$3,446	$3,710

NOTE 11 - Stock Options and Warrants

Stock Options Plan

The activity in the Company’s stock option plan was as follows for the dates indicated:

	Number of Options	Range of Exercise Prices	Weighted Average Exercise Price

Balance outstanding, January 1, 2012	837,675	$2.00-22.00	$3.80

Expired in 2012	(177,100)	4.11-22.00	4.15

Balance outstanding, December 31, 2012	660,575	$2.00-15.00	$3.74

Expired in 2013	(62,100)	2.50-15.00	2.63

Balance outstanding, December 31, 2013	598,475	$2.00-5.05	$3.85

Exercisable, December 31, 2013	598,475	$2.00-5.05	$3.85

On January 4, 2008, pursuant to the Company’s 2004 Equity Incentive Plan and as part of his compensation package, TWC granted its Managing Director of Operations, who is a resident of the Czech Republic and is not a named executive officer of the Company, options to purchase 10,000 shares of the Company’s Common Stock.  The seven-year options have all vested as of December 31, 2013.  The exercise price for these options is $4.10 per share, the market closing price at the date of grant.

On May 26, 2009, TWC also granted options to purchase 410,000 shares of the Company’s Common Stock to 10 KMEs.  The seven-year options vest in four equal parts, with the first part on the date of grant and each subsequent part on the anniversary of the grant date.  The exercise price for these options, vested and unvested, is $3.50 per share, the market closing price at the date of grant. These options have fully vested as of December 31, 2013.

In each instance, the option exercise price per share was equal to or above the market value of the underlying stock on the date of grant.  Options generally expire between five and ten years after the date of grant or earlier upon termination of employment, as defined in the plan or agreements.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the below assumptions related to risk-free interest rates, expected dividend yield, expected lives and expected stock price volatility.  No new grants were issued in 2013 or 2012.

Additional information about the Company’s outstanding stock options at December 31, 2013 is as follows:

	Options Outstanding
		Weighted
		Average
		Remaining	Weighted
		Contractual	Average
Range of	Number of	Life	Exercise
Exercise Prices	Shares	(in Years)	Price
$0.01 to $2.50	150	1.87	$2.20
$2.51 to $3.00	825	0.78	$2.99
$3.01 to $3.50	412,050	2.39	$3.50
$3.51 to $4.00	50,350	0.10	$3.75
$4.01 to $5.00	10,100	1.00	$4.10
$5.01 to $7.00	125,000	0.81	$5.05
	598,475	1.84	$3.85

Warrants

The activity in the Company’s warrants is as follows:

Exercise Price per	Warrants	Balance, January 1,		Granted	Exercised	Expired	Balance, December 31,	Granted	Exercised	Expired	Balance, December 31,
Warrants	Expiring	2012		2012	2012	2012	2012	2013	2013	2013	2013
							—			—	—
3.00	11/30/2014	75,000	(1)				75,000			—	75,000
		75,000		—	—	—	75,000	—	—	—	75,000

(*)  On November 30, 2009, TWC granted 75,000 five-year warrants to purchase TWC Common Stock at the then market price of $3.00 per share, in connection with the Company’s engagement of a capital markets advisor.  The warrants vest over two-year period, with the first of three equal parts vested immediately upon the grant date, and the remaining parts upon the next succeeding anniversary dates of the grant.  As of December 31, 2013, all warrants have been vested. (See also “Note 8 — Stockholders’ Equity” above).

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

Further, the shareholders of the Company at its Annual Meetings, held in April 2006, May 2007 and May 2009, approved amendments to the 2004 Equity Plan to increase the authorized shares that may be issued under its provisions to a total of 927,270 shares, of which 187,270 remained available for issuance as of December 31, 2013.  Additionally, the amendments provide that option awards will be available for grants to the executive officers and non-employee directors as well as other key employees, except that non-employee directors are eligible to receive only awards of non-qualified stock options.

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

The Company adopted the Deferred Plan with the intention that it shall at all times be characterized as a “top hat” plan of deferred compensation maintained for a select group of management, as described under ERISA Sections 201(2), 301(a)(3) and 401(a)(1).  The Deferred Plan shall at all times satisfy Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”).  Pursuant to a participant’s election, the unfunded Deferred Plan obligations are payable in the form of Common Stock and cash upon the earlier of:   (i) a designated, in-service distribution date which must be a minimum of three years from the year of the first deferral; (ii) separation from service; (iii) disability; (iv) change in control of the Company; or (v) death.  A participant’s election form must specify whether the payments will be made by lump sum or by installments, and the number of annual installments (with a minimum of two and a maximum of five installments).

In November 2008, per the recommendation of the Compensation Committee of the Board, the Deferred Plan was amended and restated in order to conform to Section 409A of the Internal Revenue Code.

Pursuant to the requirements of the Deferred Plan, 40% of the 2013 and 2012 Profit Sharing Plan awards, aggregating approximately $204 and $187, respectively, were deferred into the Deferred Plan, to be paid out as stock.

2013 Profit Sharing Plan

The 2013 Profit Sharing Plan was approved by the Compensation Committee of the Board on January 20, 2013.

The 2013 Profit Sharing Plan permits designated KMEs to share in the profits of the Company.  The profit sharing pool was calculated based on a graduated scale of the attainment of consolidated year-end net income before taxes versus the annual budget and the maximum sum to be distributed from that pool will be determined annually as a percentage of the aggregate of the annual salaries of the KMEs.  Each KME is required, pursuant to the 2013 Profit Sharing Plan, to defer 40% of his or her annual profit sharing award, if attained, into the Deferred Plan. For the year ended December 31, 2013, a pool of $510 was reserved, pursuant to achievement of the target budget.

NOTE 13 — Subsequent Event

On January 16, 2014, the Company retired its only remaining loan of $138, representing the balance of a three-year, municipal loan that was granted by the town of Ceska Kubice, in connection with the Company’s purchase of the Ceska casino building, underlying land, an adjacent outbuilding and related plot in November 2011.  The loan was due to mature on November 23, 2014.

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

Changes in Internal Control over Financial Reporting.

As part of our normal operations, we update our internal controls as necessary to accommodate any modifications to our business processes or accounting procedures.  During the fourth quarter of 2013, there were no significant changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management considered the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework.”  Based on this assessment, management believes that, as of December 31, 2013, our internal control over financial reporting was effective.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our Board of Directors is responsible for overseeing the management of our business. We keep our directors informed of our business at meetings and through reports and analyses presented to the Board of Directors and committees of the Board. Regular communications between the directors and management also occur apart from meetings of the Board of Directors and committees of the Board. Specifically, from time to time the Board schedules calls with senior management to discuss the Company’s business operations and strategies.  The following table provides information as of February 28, 2014 with respect to each of our directors and Mr. Rami S. Ramadan, our CEO who is our principal executive officer and principal financial officer (the “named executive officer”):

Name	Age	Position in the Company	Director Since
Rami S. Ramadan	64	CEO, CFO, President and Director	1999
Julio E. Heurtematte, Jr.(1) (2)	78	Director, Chairman of Compensation Committee	1998
Malcolm M.B. Sterrett (1)	71	Director, Chairman of the Board	1998
Geoffrey B. Baker (1)(3)	64	Director, Chairman of the Audit Committee	1999
Timothy G. Ewing (2)(3)	53	Director, Chairman of the Nominating Committee	2004
Patrick J. Bennett, Sr. (2)(3)(4)	66	Director	2013
Michael B. Brodsky (5)	45	Director	2013

(1)        Member of the Audit Committee.

(2)        Member of the Compensation Committee.

(3)        Member of the Nominating Committee.

(4)        Mr. Bennett was appointed to fill a vacancy on the Board of Directors on February 6, 2013.

(5)        Mr. Brodsky was appointed to fill a vacancy on the Board of Directors on September 6, 2013.

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

Geoffrey B. Baker.   Mr. Baker is a private investor and since 1983 has been a partner in a private investment firm and a member of various corporate and civic boards. A graduate of Stanford University and Georgetown University Law Center, Mr. Baker previously served as Legislative Director to U.S. Senator Lowell P. Weicker, Jr., and as Professional Staff Member on the U.S. Senate Committee on Commerce, Science and Transportation.  We believe Mr. Baker’s financial expertise and valuable experience sitting previously on other boards will enable him to make important contributions to our Board of Directors.

Timothy G. Ewing.   Mr. Ewing, a Chartered Financial Analyst, is the managing partner of Ewing & Partners and the manager of Value Partners, Ltd., a private investment partnership formed in 1989, and of the Endurance Partnerships, private investment partnerships formed in 2001.  Mr. Ewing has been a member of the board of directors of Cherokee, Inc. (NASDAQ:  CHKE) in Sherman Oaks, California since 1997.   In addition, he is a past chairman of the board and serves on the Chairman’s Council of the Perot Museum of Nature & Science in Dallas, Texas.  He serves on the board of trustees of the Baylor Healthcare System Foundation and the advisory board of the University of Texas at Dallas’ Holocaust Studies Program.  We believe Mr. Ewing’s financial expertise as managing partner of a private investment firm, as well as sitting on other boards, will enable him to make important contributions to our Board of Directors.

Patrick J. Bennett, Sr.   Mr. Bennett is the President and Founder of CEO Strategies Group, a private consulting group formed in February 2011. From 2001 to 2011, Mr. Bennett served as Executive Vice President, then as President and CEO of Covad Communications Group, Inc.  Between 1998 and 2000, he served as Executive Vice President and Chief Operating Officer of Rogers AT&T Wireless.  Since 2012, he served as a director at Livewire Mobile, Inc.  (OTC: LVWR) in Littleton, Massachusetts.  We believe Mr. Bennett’s financial and operating expertise, as well as his experience sitting on other boards will enable him to make valuable contributions to our Board of Directors.

Michael B. Brodsky   Mr. Brodsky is a partner at Spring Valley Partners, a business consultancy, and is also the Chairman of the Board for each Selectica, Inc., a leader in configuration and contract management software, and for Genesis Land Development Corporation, a residential real estate developer, since October 2010 and June 2012, respectively.   Previously, Mr. Brodsky served as the Co-CEO and Co-founder of Federated Sports and Gaming, Inc. which was acquired by Pinnacle Entertainment; the President, CEO and Executive Chairman of Youbet.com, Inc. which was acquired by Churchill Downs Incorporated.  Since February 2013, he is also a Board Director of Altigen Communications.  We believe Mr. Brodsky’s financial and operating expertise, as well as his experience sitting on other boards will enable him to make valuable contributions to our Board of Directors.

Information about our Board and its Committees

Our Board of Directors, which is chaired by Mr. Sterrett in a non-executive role, manages the business and affairs of the Company.  Mr. Sterrett presides over Board meetings and presides at all meetings of our independent directors. Our Board believes that such arrangement works well for us, because all but one of our directors (our Chief Executive Officer) is independent, and our non-executive chairman can cause the independent directors to meet at any time. Therefore, the non-executive chairman can, at any time, bring to the attention of a majority of the directors any matters he thinks should be addressed by the Board and the independent directors can, if they wish, cause the entire Board to meet in order to address matters. In addition, our non-executive chairman does not have any corporate functions that might impair, or appear to impair, his independence.

The Board holds biweekly telephone conference calls and meets in person on an as-needed basis.  The Board has established several committees, described below, which also meet on an as-required basis during the year.  The Board met via conference calls fourteen times throughout the year, in person three times, and conducted business by written consent three times during the Company’s fiscal year ended December 31, 2013.  No director attended fewer than 75% of the total number of meetings of the Board or meetings of committees of the Board during the year ended December 31, 2013.  While the Company has no policy relating to director attendance at the Company’s annual meeting of shareholders, directors are encouraged to attend.  All of the Company’s directors at that time attended the 2013 Annual Meeting of Shareholders that was held on June 18, 2013.  None of our directors have been involved in any legal proceedings that are material to an evaluation of the ability or integrity of any director.

As a normal course of its review of our operations, our Board as a whole continually engages in the practice of identifying areas of risk that particularly affect our Company and assigning senior members of our management to report to the Board on those areas of risk at the regularly scheduled Board meetings. Risk areas are identified by management reports, Board inquiries, Board committee reviews, auditor interviews, news reports and other means by which the potential for risk is brought to the attention of the Board. The areas of risk identified by the Board change from time to time based on business conditions, potential transactions considered by the Board, and on the notice or advice of our outside advisors. Currently, the risk areas reported on to our Board relate to potential transactions, financing matters and competition.

Furthermore, our Board of Directors has determined that to be considered independent, an outside director may not have a direct or indirect material relationship with the Company.  A material relationship is one which impairs or inhibits, or has the potential to impair or inhibit, a director’s exercise of critical and disinterested judgment on behalf of the Company and its stockholders.  In determining whether a material relationship exists, our Board considers a number of factors, which may include, for example, the purchase or sales of goods and/or services between the Company and an entity with which a director is affiliated (as an executive officer, partner or substantial stockholder), the source of compensation of the director, including any consulting, advisory or other compensatory fee paid by the Company to the director, and whether the director is affiliated with the Company, a subsidiary of the Company, or an affiliate of a subsidiary of the Company.  The Audit Committee reviews the Board’s approach to determining director independence periodically and recommends changes as appropriate for consideration and approval by the full Board.  There are no family relationships between any director and the other directors or between any director and the executive officers of the Company.  Notwithstanding the number of shares beneficially owned by Mr. Ewing, our Board has found him to be independent under the applicable rules and guidelines.

Consistent with these considerations, our Board has reviewed all relationships between the Company and the members of the Board.  Except for Mr. Ramadan, who serves as the Company’s President, CEO and CFO, and as a member of the Company’s Board of Directors, the remaining six members of the Company’s Board of Directors consist of independent directors who meet the requirements of rules for independence promulgated by the SEC and by The NASDAQ Stock Market.

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

The Audit Committee is composed of Mr. Baker, the Committee’s Chairman, Messrs. Heurtematte and Sterrett, all non-employee, “independent” directors, with Mr. Heurtematte serving as the “audit committee financial expert.”  The committee met twice in person and conferred by telephone conference calls four times in 2013.

Compensation Committee

Our Compensation Committee reviews the performance of, and sets the compensation for, executive officers of the Company and sets the terms of grants of awards under the 2004 Equity Plan and any other equity-based compensation plans adopted by the Company. The Compensation Committee operates pursuant to the Compensation Committee charter, which is available on our website at www.transwc.com or in print to any stockholder who requests a copy, free of charge, from Jill A. Yarussi, Corporate Secretary, Trans World Corporation, 545 Fifth Avenue, Suite 940, New York, New York 10017.  The Compensation Committee did not retain or obtain the advice of any compensation consultant during 2013.

The Compensation Committee, which is composed of Mr. Heurtematte, the Committee’s Chairman, Messrs. Bennett and Ewing, met twice in person, and conferred by telephone twice 2013.

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

The Nominating Committee is composed of Mr. Ewing, its Chairman, Messrs. Baker and Bennett and met twice and conferred by telephone three times during 2013.  There were no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors during 2013.

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

Prior to June 2003, Value Partners held a controlling 57.5% of our issued and outstanding Common Stock.  Further, as part of its participation in the 2003 recapitalization, Value Partners received an additional 3,270,104 shares.  After the issuance of 2,809,188 and 1,000,000 shares of Common Stock as part of two separate private placements that occurred in December 2005 and August 2007, respectively, Value Partners’ beneficial ownership was reduced from 70.9% to 37.6% of our issued and outstanding Common Stock.  As of February 28, 2014, Value Partners held 37.8% of our issued and outstanding Common Stock.  Mr. Ewing, one of our directors, can be considered to be a controlling person of Value Partners, and by virtue of his ownership of an additional 20,228 shares of deferred compensation stock, Mr. Ewing beneficially owned at such date, in the aggregate, 37.9% of our issued and outstanding stock.

Wynnefield Small Cap Value Offshore Fund, Ltd, Wynnefield Partners Small Cap Value LP and Wynnefield Partners Small Cap Value LP1 (collectively known as “Wynnefield Capital”) participated in the Company’s two private equity placements.  As of February 28, 2014, Wynnefield Capital held 26.7% of our issued and outstanding Common Stock.  (See also “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”).

As of February 28, 2014, Mr. Lloyd I. Miller, III, through his control of the funds, Trust A-4 — Lloyd Miller, Lloyd I. Miller IRA, Milfam II, L.P. and LIMFAM LLC (collectively the “Miller Funds”), held 24.2% of our issued and outstanding Common Stock.

We know of no other person or entity who owns 10% or more of the Company’s Common Stock.

Based solely on review of the copies of such forms either filed by us on behalf of our directors and named executive officer, or furnished to us, we believe that all applicable Section 16(a) filing requirements were satisfied by our directors and named executive officer during 2013.

Code of Ethics

Our Board of Directors adopted a Code of Ethics which covers all company executives of TWC and our subsidiaries.  The Code of Ethics requires that senior management avoid conflicts of interest; maintain the confidentiality of information relating to the Company; engage in transactions in the Common Stock only in compliance with applicable laws and regulations and the requirements set forth in the Code of Ethics (and the Company’s Insider Trading Policy); and comply with other requirements which are intended to ensure that such officers conduct business in an honest and ethical manner and otherwise act with integrity and in the best interest of TWC.  In March 2010, all of our key management employees and officers reaffirmed, in writing, their commitment to our Code of Ethics. No waivers from, or amendments to, our Code of Ethics were approved or granted by our Board of Directors in 2013.  It is our Company’s intention to review and have our key management employees reaffirm our Code of Ethics in year 2014.

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

Independent Compensation Committee.  The Compensation Committee, composed entirely of independent directors, administers our executive compensation program.  The members of the Committee, Messrs. Patrick J. Bennett, Sr., Timothy G. Ewing and Julio E. Heurtematte, Jr., meet all of the independence requirements under applicable laws and regulations, including the listing requirements of the NASDAQ stock market. None of the members is a current or former officer or employee of our Company or any of our subsidiaries or has any separate business relationship with the Company (other than as a shareholder). The role of the Committee is to: (i) oversee our compensation and benefit plans and policies; (ii) administer our stock benefit plans (including reviewing and approving equity grants to executive officers); and (iii) review and approve annually all compensation decisions relating to the named executive officer, Mr. Rami S. Ramadan, who serves as President, Chief Executive Officer and Chief Financial Officer of the Company, as set forth in the Summary Compensation Table.

Role of the Named Executive Officer and Management.  The named executive officer provides recommendations to our Committee on matters of compensation philosophy, plan design and the general guidelines for other executive officers’ and employee compensation.  These recommendations are then considered by the Committee and the Committee then makes recommendations to the full Board of Directors. The chief executive officer generally attends Committee meetings but does not vote and is not present for executive sessions or for any discussion of his own compensation.

Tax Deductibility of Pay.  Section 162(m) of the Code, places a limit of $1.0 million on the amount of compensation that the Company may deduct in any one year with respect to our chief executive officer and certain other highly compensated officers. There is an exception to the $1.0 million limitation for performance-based compensation meeting certain requirements. Stock options are performance-based compensation meeting those requirements and, as such, are fully deductible. Service-based only restricted stock awards are not considered performance-based compensation under Section 162(m) of the Code.

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

Pursuant to the evergreen renewal terms of his July 1, 2005 employment agreement, Mr. Ramadan’s employment was automatically renewed on October 1, 2013 for a one-year term ending December 31, 2014.  The base annual salary for Mr. Ramadan for 2014 is $450,000.  Base salary is considered in conjunction with the short-term annual bonus component of our executive compensation program.

Bonuses.  In addition to the 2013 Profit Sharing Plan (see “Note 12 - Compensation Plans” of the Notes to the Consolidated Financial Statements, above), a discretionary cash bonus for the named executive officer is determined by the Compensation Committee, on an annual basis, when applicable.  The amount of the bonus is based on the Company’s overall performance as well as an evaluation of the individual’s performance.  In 2012 and 2013, the Compensation Committee granted individual performance awards of $200,000 and $250,000, respectively, to the named executive officer.

Stock Options.  In determining the size of stock option grants to executive officers, our Committee considers the Company’s financial performance against the strategic plan as attributed to executive officers.  In this regard, our Committee granted stock options to Mr. Ramadan, the chief executive officer, on July 1, 2005, as part of his employment contract renewal.  Mr. Ramadan was granted seven-year options, which vested over a four-year vesting period, to purchase an aggregate total of 175,000 shares of the Company’s Common Stock at the exercise prices ranging from $2.80 at July 1, 2005, incrementally increasing every six months, to a maximum of $4.11 on January 1, 2012.  All of these options expired on July 1, 2012.

On February 4, 2007, Mr. Ramadan was granted seven-year options to purchase 50,000 shares of Common Stock, of which options to purchase 12,500 shares vested immediately, and the balance vested in three equal parts, over a three-year vesting period, on the anniversary of the date of grant.  The exercise price of these options was set at $3.75 per share, the closing market price of the shares on the date of grant.  These said options to purchase 50,000 shares have all been fully vested as of December 31, 2013.  As of February 28, 2014, these options have all expired.

Further, on October 23, 2007, pursuant to the Company’s 2004 Equity Incentive Plan, as amended (the “2004 Equity Plan”), Mr. Ramadan was granted seven-year options to purchase 125,000 shares of Common Stock, with options to purchase 25,000 shares to be vested immediately, and the balance vested in four equal parts, over a four-year vesting period, on the anniversary of the date of grant.  The exercise price of all these options was set at $4.85 per share, the closing stock price on October 23, 2007, and escalated to $5.05 on its first anniversary.  On May 26, 2009, the Company’s Board of Directors froze the exercise price at $5.05 for the entire grant.  As of December 31, 2013, these said options have all been fully vested and are exercisable.

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

Any unvested options granted under Mr. Ramadan’s employment agreement will, automatically and without any further action on the part of Mr. Ramadan, the Company, or any members of the Compensation Committee, terminate upon the effective date of the termination or expiration of his employment agreement, except that all unvested options granted thereunder will, automatically and without any further action on the part of any person, vest to Mr. Ramadan upon the closing date of a change of control (as defined by the employment agreement) of the Company. All such vested options must be surrendered or otherwise converted into cash or securities of the acquirer or exercised as required or permitted by the terms and conditions of the change of control documents.  Any extension of the terms of his employment agreement beyond December 31, 2007 will not result in the extension of any option grant vesting or exercise periods set forth above.

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

All unvested restricted stock granted hereunder will, automatically and without any further action on the part of Mr. Ramadan or any members of the Compensation Committee, terminate upon the effective date of the termination or expiration of his employment agreement, except that all unvested restricted stock granted thereunder will, automatically and without any further action on the part of any person, vest to Mr. Ramadan upon the closing date of a change of control (as defined in the employment agreement) of the Company. All such vested restricted stock must be converted into cash or securities of the acquirer as required or permitted by the terms and conditions of the change of control documents.  Any extension of the terms of his employment agreement beyond December 31, 2007 will not result in the extension of any stock grant vesting or exercise periods set forth above.  As of December 31, 2013, there were no shares of restricted stock vested.

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

Deferred Compensation Plan.  On May 17, 2006, the Compensation Committee of the Board unanimously approved and adopted TWC’s Deferred Compensation Plan, which provides certain key employees and non-employee directors the opportunity to elect to defer receipt of specified portions of their compensation and to have such deferred amounts treated as if invested in the Common Stock of the Company.

We adopted the Deferred Plan with the intention that it shall at all times be characterized as a “top hat” plan of deferred compensation maintained for a select group of management, as described under ERISA Sections 201(2), 301(a)(3) and 401(a)(1) and the Deferred Plan shall at all times satisfy Section 409A of the Code.  The unfunded Deferred Plan obligations are payable only in the form of Common Stock upon the earlier of:   (i) a designated, in-service distribution date which must be a minimum of three years from the year of the first deferral; (ii) separation of employment; (iii) disability; (iv) change in control of the Company; or (v) death.  A participant’s election form must specify whether the payments will be made by lump sum or by installments, and the number of annual installments (with a minimum of two and a maximum of five installments) as may be directed by the participant in his or her election form.

Say-On-Pay/Say-On-Pay Frequency.  Our shareholders voted, at our 2013 Annual Meeting of Stockholders held on June 18, 2013 at our Ceska casino, to approve, on a non-binding advisory basis: (i) the compensation paid to Mr. Rami S. Ramadan, the Company’s President and Chief Executive Officer (the named executive officer); and (ii) the compensation that may be paid to him in the event of a change of control of the Company, both as disclosed in the Company’s Form 10-K for the year ended December 31, 2012. At that meeting, the shareholders also voted, on a non-binding advisory basis, to have the Company hold Say-on-Pay votes annually in the future.

Effects of Compensation Programs on Risk

The Company believes that its compensation policies and practices for its employees are such that they are not likely to create risk that would have a material adverse effect on Trans World Corporation. As described in this Annual Report, the named executive officer of the Company has typically been paid two forms of incentive compensation — an annual bonus and, from time to time, stock options and/or restricted stock. The bonus is considered a “short-term incentive” and is measured against, among other things, earnings per share, return on equity, cash flow from operations and performance against designated financial targets.  These measures are transparent, subject to review, and verified by audit.  The Company’s “long-term incentives,” typically stock options or restricted stock, are based upon the employee’s past performance in the short term and his ability to affect results directed by the Board, but the value of the incentives is based solely on future stock performance. These factors again, are transparent, subject to review and, with respect to the market value of the stock, not in the control of the officer. In fact, as of the date of this Annual Report, none of the options granted to the named executive officer to date are “in the money.”  In short, the Board of Directors believes that these compensation practices provide little room for manipulation of financial results and a relatively low level of risk. To the extent that incentive compensation is utilized for other employees at the Company, consistent practices are followed. This disclosure was reviewed and approved first by chief executive officer/chief financial officer, and then by the Compensation Committee and the Board of Directors.

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

Summary Compensation Table

The following table sets forth a summary of certain information concerning the compensation awarded or paid by our Company or our subsidiaries for services rendered in all capacities during the fiscal years ended December 31, 2013 and 2012 to the Company’s executives, who, with the exception of Mr. Ramadan, are not “named executive officers” of the Company:

Name and Principal Position	Year	Salary	Bonus(1)	Stock Awards	Option Awards(2)	Non- Equity Incentive Plan Compensation(3)	Nonqualified Deferred Compensation Earnings(4)	All Other Compensation(5)	Total

Rami S. Ramadan, Chief Executive Officer/Chief Financial Officer	2013	$450,000	$250,000	$—	$—	$165,369	$—	$21,000	$886,369
	2012	$450,000	$200,000	$—	$—	$156,646	$—	$21,000	$827,646

Paul D. Benkley, Director of Development	2013	$222,000	$48,800		$—	$81,582		$12,100	$364,482

	2012	$217,000	$46,300		$4,925	$75,509		$11,900	$355,634

Thomas Mähder, Managing Director of Operations (6)	2013	$246,000	$38,600		$—	$90,402		$22,600	$397,602

	2012	$227,000	$38,600		$4,925	$79,261		$23,200	$372,986

(1)               Represents awards based on personal performance evaluation and, in the case of Mr. Ramadan, also at the discretion of the Company’s Compensation Committee.

(2)               Reflects the amount expensed in accordance with accounting and reporting requirements with respect to the granting of stock options.  For a discussion of the assumptions used to establish the valuation of the stock options, reference is made to Note 2 of the Notes to the Consolidated Financial Statements.  Additional information is also included in the table entitled “Grants of Plan-Based Awards for the Year Ended December 31, 2013.”

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

Equity Compensation Plans

The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors) in effect as of December 31, 2013.

Plan category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders (1)	598,475	$3.85	257,270
Equity compensation plans not approved by security holders (2)
Total	598,475	$3.85	257,270

(1)         Represents all the outstanding options issued under the 2004 Equity Plan and previous equity compensation plans.

(2)         Does not include accruals made under the Company’s Deferred Compensation Plan for directors and qualified employees who may only receive such amounts in shares of the Company’s Common Stock upon elected deferment terms.

The following table sets forth information concerning grants of awards pursuant to plans made to the executives during the year ended December 31, 2013:

Grants of Plan-Based Awards for the Year Ended December 31, 2013

								All Other	All Other		Grant Date
		Estimated Future Payouts			Estimated Future Payouts			Stock Awards:	Option Awards:	Exercise or	Fair Value
		Under Non-Equity Incentive			Under Incentive			Number of	Number of	Base Price	of Stock
		Plan Awards (1)			Plan Awards			Shares of	Securities	of Option	and Option
	Grant	Threshold	Target (2)	Maximum	Threshold	Target	Maximum	Stock/Units	Underlying Option	Awards	Awards
Name	Date	$000	$000	$000	#	#	#	#	#	$(/Sh)	($/Sh)

Rami S. Ramadan	2013	$57		$227	—	—	—	—	—	$—	$—
Paul D. Benkley	2013	$28		$112
Thomas Mähder	2013	$31		$124

(1)         Pursuant to the named executive officer and the other listed executives’ participation in the 2013 Profit Sharing Plan.

(2)         No target amounts were established for any of the executives with regards to fiscal year 2013.

A summary description of our Company’s equity compensation plans are found at “Notes 11 and 12 “Stock Options and Warrants” and “Compensation Plan,” respectively, of the Notes to the Consolidated Financial Statements.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding equity awards held by the named executives as of December 31, 2013:

	Option Awards						Stock Awards			Equity Incentive Plan Awards
										Number	Market
				Equity						of	Value of
				Incentive						Unearned	Unearned
				Plan					Market	Shares,	Shares,
	Number of Securities Underlying Unexercised Options			Awards: Number of Securities Underlying Unexercised Unearned	Option Exercise	Option Expiration	Number of Shares or Units of Stock That Have Not		Value of Shares or Units of Stock That Have Not	Units of Stock, or Other Rights That Have Not	Units of Stock, or Other Rights That Have Not
Name	Exercisable		Unexercisable	Options	Price	Date	Vested		Vested	Vested	Vested

Rami S.	125,000	(1)	—	—	$5.05	10/23/14	75,000	(2)	—	—	$—
Ramadan	50,000	(3)			$3.75	02/04/14
	1,500	(4)			$3.30	07/12/14
Paul D.	300	(5)			$3.00	12/10/14
Benkley	60,000	(5)			$3.50	05/26/16
Thomas C.	10,000	(6)			$4.10	01/04/15
Mähder	45,000	(6)			$3.50	05/26/16

(1)                     On October 23, 2007, pursuant to the Company’s 2004 Equity Plan, as amended, Mr. Ramadan was granted seven-year options to purchase 125,000 shares of Common Stock, with options to purchase 25,000 shares vesting immediately, and the balance that vested in equal parts, over a four-year vesting period, on the anniversary of the date of grant.  The exercise price of all these vested options was set at $4.85 per share, the market closing stock price on October 23, 2007, and escalated to $5.05 on its first anniversary.  On May 26, 2009, the Company’s Board of Directors froze the exercise price at $5.05 for the entire grant.

(2)                     The restricted shares vest according to an earnings formula as stipulated in Mr. Ramadan’s employment agreement. (See “Compensation Discussion and Analysis - Restricted Stock Awards,” above).

(3)                     On February 4, 2007, Mr. Ramadan was granted seven-year options to purchase 50,000 shares of Common Stock, with options to purchase 12,500 shares vesting immediately, and the balance that vested in equal parts, over a three-year vesting period, on the anniversary of the date of grant.  The exercise price of these options was set at $3.75 per share.

(4)                     Options to purchase an aggregate of 4,500 shares of Common Stock granted under the previous employment agreement have already vested, of which 3,000 options have expired. (See “Compensation Discussion and Analysis - Stock Options,” above).

(5)                     On December 10, 2004, Mr. Benkley was granted 300 ten-year options, at an exercise price of $3.00 per share, the market closing price at the date of grant.  These said options vested immediately.  On May 26, 2009, Mr. Benkley was granted seven-year options to purchase 60,000 shares of Common Stock, with options to purchase 15,000 shares vesting immediately, and the balance that vested in equal parts, over a three-year vesting period, on the anniversary of the date of grant.  The exercise price of these options was set at $3.50 per share, the market closing price at the date of grant.  As of December 31, 2013, these options have fully vested.

(6)                     On January 4, 2008, Mr. Mähder was granted seven-year options to purchase 10,000 shares of Common Stock, with options to purchase 2,500 shares vesting immediately, and the balance that vested in equal parts, over a three-year vesting period, on the anniversary of the date of grant.  The exercise price of these options was set at $4.10 per share, the market closing price at the date of grant.  On May 26, 2009, Mr. Mähder was granted seven-year options to purchase 45,000 shares of Common Stock, with options to purchase 11,250 shares vesting immediately, and the balance that vested in equal parts, over a three-year vesting period, on the anniversary of the date of grant.  The exercise price of these options was set at $3.50 per share, the market closing price at the date of grant. As of December 31, 2013, these options have fully vested.

Option Exercises and Stock Vested

No stock options were exercised and no shares of restricted stock vested for the named executive officer or for the other executives in 2013.

Nonqualified Deferred Compensation

Neither the named executive officer nor the other executives earned any nonqualified deferred compensation in 2013.

Employment and Change of Control Agreements

We extended the employment agreement with Mr. Ramadan in 2013, pursuant to which the Company agreed to employ Mr. Ramadan as President, Chief Executive Officer and Chief Financial Officer for another year ending on December 31, 2014.  For additional information, see “Compensation Discussion and Analysis - Severance Agreement,” below.

Our Company, as part of an employment agreement renewal, amended the change of control agreement with Mr. Ramadan.  See “Compensation Discussion and Analysis — Additional Components of Executive Compensation,” above.

Severance Agreement

On October 1, 2013, pursuant to evergreen renewal terms of Mr. Ramadan’s employment agreement, our Company automatically extended Mr. Ramadan’s employment agreement, originally dated July 1, 2005, to which we agreed to employ him as President, Chief Executive Officer and Chief Financial Officer for a renewable term of one year, currently ending on December 31, 2014, with a current base annual salary of $450,000.  Mr. Ramadan will continue to be eligible to participate in the 2004 Equity Plan and any present or future employee benefit plans, including the 2014 Profit Sharing Plan and the Deferred Compensation Plan. He will also be reimbursed for reasonable travel and out-of-pocket expenses necessarily incurred in the performance of his duties.

In the event his employment agreement is terminated without cause, or if he terminates his employment agreement after a change in control for good reason, as defined in the agreement, Mr. Ramadan will receive one year’s salary.  The agreement is also subject to numerous termination provisions in the event of death, disability, discharge for cause, and material breach thereof.  In addition, if our Company terminates the agreement without cause, materially breaches the employment agreement and does not cure such breach, or if Mr. Ramadan terminates the employment agreement after a change in control for good reason, we will continue to provide Mr. Ramadan with his medical insurance benefits then in effect until the date of the earlier of the commencement of his full time employment with another employer, or the first anniversary date of the termination date of the employment agreement.  Further, the employment agreement provides that unless either the Company or Mr. Ramadan notifies the other of its/his intent not to extend the term on or prior to each September 30th thereafter, then the term will be automatically extended for a period of one year to the next December 31st.  Accordingly, the term of Mr. Ramadan’s employment agreement was, as of October 1, 2013, automatically extended to December 31, 2014.

Potential Payments upon Termination of Employment or a Change in Control

The following table describes the potential payments to Mr. Ramadan, the named executive officer, upon an assumed termination of employment or a change in control as of December 31, 2013:

Payments and Benefits	Voluntary Termination	Termination for Cause	Involuntary Termination Without Cause or Termination by the Executive for Good Reason With a Change in Control	Material Breach of Agreement by Company	Death or Disability

Accrued vacation pay (a)	$35,000	$35,000	$35,000	$35,000	$35,000

Accrued sick pay (b)	10,000	10,000	10,000	10,000	10,000

Severance payments and benefits: (c)

Cash severance (d)			450,000	450,000

Medical and dental benefits (e)			31,500	31,500

Equity awards:

Vested stock options and restricted stock awards (f)

Unvested stock options and restricted stock awards (g)			184,500

Total payments and benefits	$45,000	$45,000	$711,000	$526,500	$45,000

(a)         Represents a total of 20 days of accrued and unused vacation time due to Mr. Ramadan as of December 31, 2013.

(b)         Represents a total of six unused sick days.

(c)          These severance payments and benefits are payable if Mr. Ramadan’s employment is terminated either (i) by the Company for any reason other than cause, disability or death, or (ii) by Mr. Ramadan after a change in control of the Company and if the Company takes certain adverse actions (a “good reason” termination) or if the Company materially breaches the employment agreement and does not cure such breach within 30 days after the date of termination.

(d)         Represents Mr. Ramadan’s annual base salary, to be paid in twelve (12) equal payments, commencing on Mr. Ramadan’s pay date closest to the date of termination.

(e)          Represents the estimated present value cost of providing continued medical and dental coverage to Mr. Ramadan for an assumed period ending at the earlier of: (i) the date he is entitled to receive substantially similar benefits from a subsequent employer, or (ii) 12 months from the employment termination date.  The estimated costs assume the current insurance premiums and other costs for 12 months from December 31, 2013.

(f)           All vested stock options and restricted stock awards are exercisable as set forth in Mr. Ramadan’s employment agreement or the plans under which they were granted, except upon a change in control, in which case, they must be surrendered, or otherwise converted into cash or securities of the acquirer, or exercised as required, or permitted by the terms and conditions of the change in control documents.  All of Mr. Ramadan’s vested stock options were “under water,” based on the December 31, 2013 reported closing price of the Company’s Common Stock of $2.46 per share and no shares of the restricted stock had vested at such date.

(g)          All unvested restricted stock will terminate upon the termination or expiration of the employment agreement except upon a change of control in which case they will vest on the closing date of change of control. The unvested restricted stock would be worth approximately $184,500, based on the December 31, 2013 reported closing price of the Company’s Common Stock of $2.46 per share.

Directors’ Compensation

In 2013, our non-employee directors’ compensation has included a cash retainer fee of $7,500 per quarter, per member, which was increased to $10,000 per quarter, effective beginning the third quarter of 2013.  In addition, the non-executive Chairman of our Board receives an additional $1,250 per quarter, while each chairman of our three Committees receives an additional $625 per quarter.  To recognize the burden and importance of the Audit Committee, each member of this Committee is compensated an additional $1,250 per quarter.  All members of the

Board are reimbursed for out-of-pocket expenses in connection with attending Board meetings in person.  Full-time employee directors of our Company do not receive any fees for board or committee meetings.

The following table sets forth information concerning compensation paid or accrued by our Company to each member of the Board of Directors during the year ended December 31, 2013.  As an employee-director, Mr. Ramadan received no compensation for his board and committee memberships.  His compensation is fully reported in the Summary Compensation Table above.

Name	Fees Earned or Paid in Cash (1)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings (2)	All Other Compensation	Total

Geoffrey B. Baker	$40,000	$—	$—	$—	$2,500	$—	$42,500

Patrick J. Bennett, Sr. (3)	$29,383				$1,667		$31,050

Michael B. Brodsky (4)	$11,250				$1,250		$12,500

Timothy G. Ewing	$35,000				$2,500		$37,500

Julio E. Heurtematte, Jr.	$40,000				$2,500		$42,500

Malcolm M.B. Sterrett	$42,500				$2,500		$45,000

(1)         Includes payment of directors’ retainer fees for service on the Board of the Company.  Also includes the payment of fees for service as Chairman of the Board, as chairman of a Board committee and for service on the Audit Committee.

(2)         Pursuant to the Company’s adoption of the Deferred Compensation Plan in June 2006, each director elected to defer a portion of his quarterly retainer.

(3)         Mr. Bennett was appointed to the Board of Directors on February 6, 2013.

(4)         Mr. Brodsky was appointed to the Board of Directors on September 6, 2013.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our Common Stock as of February 28, 2014 (the “Calculation Date”), unless otherwise noted, (a) by each shareholder who is known by the Company to own beneficially more than 5.0% of the outstanding Common Stock, (b) by each director, (c) by each “named executive officer” in the Summary Compensation Table above and by all named executive officers and directors as a group. Unless otherwise noted, each of the shareholders listed in the table or included within a group listed in the table possesses sole voting and investment power with respect to the shares indicated, subject to community property laws where applicable. The business address for each director and officer of our Company is 545 Fifth Avenue, Suite 940, New York, New York 10017.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned (1)	Percentage of Ownership (1)

Value Partners, Ltd. (2)	3,326,679	37.8%
Wynnefield Funds (3)	2,349,577	26.7
Miller Funds (4)	2,129,229	24.2
Rami S. Ramadan (5)	279,653	3.1
Julio E. Heurtematte, Jr. (6)	30,849	*
Malcolm M.B. Sterrett (7)	30,849	*
Geoffrey B. Baker (8)	30,849	*
Timothy G. Ewing (9)	3,346,907	37.9
Patrick J. Bennett, Sr. (10)	6,177	*
Michael B. Brodsky (11)	519	*
All directors and the executive officer as a group (7 persons) (12)	3,725,803	40.9%

* Less than 1% of the issued and outstanding shares of the Company’s Common Stock.

(1)         The percentage of outstanding shares is based on 8,810,035 shares outstanding as of February 28, 2014 and, for certain individuals and entities, on reports filed with the SEC or on information provided directly to our Company by such individuals or entities. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from February 28, 2014 upon the exercise of options. Each beneficial owner’s percentage ownership is determined by assuming that options that are held by such person (but not those held by any other person) are exercisable within 60 days from February 28, 2014 have been exercised. Included are shares of Common Stock issuable upon the exercise of options to purchase the Company’s Common Stock.

(2)         Value Partners, Ltd. is a Texas limited partnership, managed by Ewing & Partners, whose business address is 5646 Milton Street, Suite 880, Dallas, Texas 75206. Mr. Timothy G. Ewing, a director of TWC, is the controlling person of Value Partners, Ltd.

(3)        Wynnefield Partners Small Cap Value LP and Wynnefield Partners Small Cap Value LP I are managed by Wynnefield Capital Management, LLC, while Wynnefield Small Cap Value Offshore Fund, Ltd is managed by Wynnefield Capital, Inc.  Wynnefield Capital Management, LLC (“WCM”) and Wynnefield Capital, Inc. (“WCI”) are private investment firms, whose same address is 450 Seventh Avenue, Suite 509, New York, New York 10123.  Nelson Obus and Joshua Landes share voting and investment control over the portfolio securities of WCM and WCI.  Mr. Obus and Mr. Landes each beneficially owns 2,349,577 shares of Common Stock.  Of the beneficial ownership total, 1,335,353 of these said shares were acquired as a result of their participation in TWC’s two private placements.  Currently, Wynnefield Small Cap Value Offshore Fund, Ltd. beneficially owns 462,968 shares of Common Stock; Wynnefield Partners Small Cap Value LP I beneficially owns 1,129,146 shares of Common Stock; and Wynnefield Capital Management, LLC beneficially owns 757,463 shares of Common Stock.

(4)         Trust A-4 — Lloyd I. Miller, Milfam II L.P., LIMFAM LLC, and Lloyd I. Miller — IRA, collectively referred to as the “Miller Funds,” whose address is 222 Lakeview Avenue, Suite 160-365, West Palm Beach, Florida 33401, is controlled and managed by Mr. Lloyd I. Miller III, who currently beneficially owns, through these holdings, 2,129,229 shares of the Company’s Common Stock.  The Trust A-4 — Lloyd I. Miller fund beneficially owns 1,319,895 shares of Common Stock; the Milfam II, L.P. fund beneficially owns 641,667 shares of Common Stock; the LIMFAM LLC fund beneficially owns 166,667 shares of Common Stock; and the Lloyd I. Miller — IRA fund beneficially owns 1,000 shares of Common Stock.

(5)         Consists of 13,500 shares of Common Stock, 126,500 shares subject to incentive stock options granted to Mr. Ramadan, of which all have vested, 64,653 shares issuable under the Deferred Compensation Plan, plus 75,000 shares of restricted stock, none of which have vested. (See “Item 11.  Executive Compensation,” above.)

(6)         Includes 24,029 shares of Common Stock and 25 shares of Common Stock subject to non-qualified ten-year options granted under the 1999 Director Plan at the end of each calendar quarter ended September 30, 2000 through June 30, 2006, all of which were fully vested on the dates of grant.  Effective the quarter ended September 30, 2006, as part of Mr. Heurtematte’s participation in the Company’s Deferred Compensation Plan, quarterly option grants were terminated for members of the Board of Directors in lieu of a nominal increase in the annual retainer, of which a minimum of 25% is allocated to the Deferred Compensation Plan.  Mr. Heurtematte also has 6,595 shares issuable under the Deferred Compensation Plan, for which he annually contributed a portion of his retainer fees.

(7)         Includes 24,029 shares of Common Stock and 25 shares of Common Stock subject to non-qualified ten-year options granted under the 1999 Director Plan at the end of each calendar quarter ended September 30, 2000 through June 30, 2006, all of which were fully vested on the dates of grant.  Effective the quarter ended September 30, 2006, as part of Mr. Sterrett’s participation in the Company’s Deferred Compensation Plan, quarterly option grants were terminated for members of the Board of Directors in lieu of a nominal increase in the annual retainer, of which a minimum of 25% is allocated to the Deferred Compensation Plan.  Mr. Sterrett also has 6,595 shares issuable under the Deferred Compensation Plan, for which he contributed quarterly a portion of his retainer fees.

(8)         Includes 24,029 shares of Common Stock and 25 shares of Common Stock subject to non-qualified ten-year options granted under the 1999 Director Plan at the end of each calendar quarter ended September 30, 2000 through June 30, 2006, all of which were fully vested on the dates of grant.  Effective the quarter ended September 30, 2006, as part of Mr. Baker’s participation in the Company’s Deferred Compensation Plan, quarterly option grants were terminated for members of the Board of Directors in lieu of a nominal increase in the annual retainer, of which a minimum of 25% is allocated to the Deferred Compensation Plan.  Mr. Baker also has 6,595 shares issuable under the Deferred Compensation Plan, for which he contributed quarterly a portion of his retainer fees.

(9)         Mr. Timothy G. Ewing is the managing partner of Ewing & Partners, which manages Value Partners, Ltd.  His beneficial ownership includes 3,326,679 shares of Common Stock, held by Value Partners, Ltd. (See also Note (2) above).  Effective the quarter ended September 30, 2006, as part of Mr. Ewing’s participation in the Company’s Deferred Compensation Plan, quarterly option grants were terminated for members of the Board of Directors in lieu of a nominal increase in the annual retainer, of which a minimum of 25% is allocated to the Deferred Compensation Plan.  In addition to his beneficial ownership of Value Partners, Mr. Ewing also has 20,228 shares issuable under the Deferred Compensation Plan, for which he contributed quarterly a portion of his retainer fees.

(10)  Mr. Patrick J. Bennett, Sr., who was appointed on February 6, 2013 to fill a vacancy on our Board of Directors, holds 5,000 shares of Common Stock.  Mr. Bennett also has 1,177 shares issuable under the Deferred Compensation Plan, for which he contributed quarterly a portion of his retainer fees.

(11)  Mr. Michael B. Brodsky, who was appointed on September 6, 2013 to fill a vacancy on our Board of Directors, has 519 shares issuable under the Deferred Compensation Plan, for which he contributed quarterly a portion of his retainer.

(12)  See Notes (5), (6), (7), (8), (9), (10) and (11), above.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

With respect to the determination of director independence, please see Part III, Item 10. “Directors, Executive Officers and Corporate Governance — Information about our Board and its Committees.”

The Company did not engage in any transactions during 2013, and has no plans to engage in any transactions during 2014, in excess of $120,000 in which any director, executive officer or shareholder owning 5% or more of the Common Stock (a “5% shareholder”) of the Company or any immediate family member of any director, executive officer or 5% shareholder of the Company had or has a direct or indirect material interest.

Item 14.  Principal Accountant Fees and Services.

Rothstein Kass, our principal independent accountants, provided audit and non-audit services to the Company in 2013 and 2012, which are described below.  We have been advised by Rothstein Kass that neither that firm nor any of its associates has any relationship with our Company or its subsidiaries other than the usual relationship that exists between independent accountants and clients.

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

The following table shows the fees that were billed to the Company by Rothstein Kass for professional services rendered for the fiscal years ended December 31, 2013 and December 31, 2012.

Fee Category	2013	2012
Audit fees	$210,000	$205,000
Audit-related fees
Tax fees	50,000	45,000
All other fees
Total fees	$260,000	$250,000

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

A copy of any exhibits listed or referred to herein will be furnished at a reasonable cost to any person who was a shareholder of our Company as of February 28, 2014, upon written request from any such person. Requests should be sent to: Jill A. Yarussi, Corporate Secretary, Trans World Corporation, 545 Fifth Avenue, Suite 940, New York, New York 10017.

TRANS WORLD CORPORATION

EXHIBITS INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2013

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

101                                                                           Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2013 and 2012, (ii) the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2013 and 2012, (iii) the Consolidated

Statements of Stockholders’ Equity for the years ended December 31, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012 and (v) the notes to the Consolidated Financial Statements, tagged as blocks of text.**

**                                                                                  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS WORLD CORPORATION
(Registrant)

Dated: March 4, 2014
	By:	/s/ Rami S. Ramadan
Rami S. Ramadan
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant on March 4, 2014 in the capacities indicated.

Signature and Title

/s/ Rami S. Ramadan
Director, President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)

/s/ Geoffrey B. Baker
Director

/s/ Patrick J. Bennett, Sr.
Director

/s/ Michael B. Brodsky
Director

/s/ Timothy G. Ewing
Director

/s/ Julio E. Heurtematte, Jr.
Director

/s/ Malcolm M.B. Sterrett
Director and Chairman of the Board