Form 10-Q
period 2014-03-31
TRANS WORLD CORP
filed 2014-05-06
CIK 914577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of May 1, 2014 was 8,809,435.

TRANS WORLD CORPORATION AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2014

i

ITEM 1.                                                FINANCIAL STATEMENTS

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2014 and December 31, 2013

(in thousands, except for share data)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$6,570	$6,284
Prepaid expenses	367	267
Other current assets	348	297

Total current assets	7,285	6,848

PROPERTY AND EQUIPMENT, less accumulated depreciation of $12,579 and $12,246, respectively	33,537	33,464

OTHER ASSETS:
Goodwill	6,085	6,093
Deposits and other assets	1,216	1,218

Total other assets	7,301	7,311

TOTAL ASSETS	$48,123	$47,623

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Long-term debt, current maturities	$—	$138
Capital lease, current portion	46	48
Accounts payable	465	491
Czech gaming tax accrual	1,756	2,040
Foreign income tax accrual	479	676
Accrued expenses and other current liabilities	2,196	1,702

Total current liabilities	4,942	5,095

LONG-TERM LIABILITIES:
Capital lease, less current portion	68	80
Deferred foreign tax liability	560	560

Total long-term liabilities	628	640

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 4,000,000 shares authorized, none issued
Common stock, $0.001 par value, 20,000,000 shares authorized, 8,809,435 shares in 2014 and 8,810,135 shares in 2013, issued and outstanding	9	9
Additional paid-in capital	52,804	52,578
Accumulated other comprehensive income	5,696	5,742
Accumulated deficit	(15,956)	(16,441)

Total stockholders’ equity	42,553	41,888

TOTAL LIABILITIES AND EQUITY	$48,123	$47,623

See accompanying notes to condensed consolidated interim financial statements.

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

Three Months Ended March 31, 2014 and 2013

(in thousands, except for share data)

	Three Months Ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)

REVENUES	$9,122	$8,231

COSTS AND EXPENSES:
Cost of revenues	4,986	4,596
Depreciation and amortization	403	396
Selling, general and administrative	3,015	2,775
	8,404	7,767
INCOME FROM OPERATIONS, before other expense and foreign income taxes	718	464

OTHER EXPENSE:
Interest expense, net	(2)	(23)

INCOME BEFORE FOREIGN INCOME TAXES	716	441

FOREIGN INCOME TAXES	(231)	(173)

NET INCOME	485	268

Other comprehensive income (loss), foreign currency translation adjustments, net of tax	(46)	(2,168)

COMPREHENSIVE INCOME (LOSS)	$439	$(1,900)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	8,809,894	8,828,483
Diluted	9,121,982	9,055,505

EARNINGS PER COMMON SHARE:
Basic	$0.06	$0.03
Diluted	$0.05	$0.03

See accompanying notes to condensed consolidated interim financial statements.

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2014 and 2013

(in thousands)

	Three Months Ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$485	$268
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	403	396
Stock options expense
Deferred board fees	4	3
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(152)	(246)
Deposits and other assets	1	19
Accounts payable	(111)	(568)
Interest payable	(5)	(5)
Czech gaming tax payable	(189)	(247)
Foreign income tax accrual	(194)	144
Accrued expenses and other current liabilities	712	61
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	954	(175)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(488)	(485)
Investment into Hotel Savannah and the Spa	(25)	(17)
NET CASH USED IN INVESTING ACTIVITIES	(513)	(502)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on Commerzbank debt		(431)
Principal payments on Ceska municipal loan	(151)	(39)
Share buyback under the Stock Repurchase Program	(2)	(28)
NET CASH USED IN FINANCING ACTIVITIES	(153)	(498)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2)	(252)

NET INCREASE (DECREASE) IN CASH	286	(1,427)

CASH:
Beginning of period	6,284	6,887

End of period	$6,570	$5,460

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$—	$23
Cash paid during the period for foreign income taxes	$732	$152

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Deferred compensation to be paid in common stock	$223	$188

See accompanying notes to condensed consolidated interim financial statements.

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(in thousands, except for share data)

1.              Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated interim financial statements of Trans World Corporation and Subsidiaries (collectively, the “Company,” “TWC,” “we,” “our” or “us”) as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013 reflect all adjustments of a normal and recurring nature to fairly present the consolidated financial position, results of operations and cash flows for the interim periods. The financial statements of all foreign subsidiaries consolidated herein have been converted in accordance with accounting principles generally accepted in the United States of America (“US GAAP” or “GAAP”) for financial presentation purposes. All significant intercompany transactions and account balances have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements have been prepared by the Company according to the instructions of Form 10-Q and pursuant to the U.S. Securities and Exchange Commission’s (“SEC”) accounting and reporting requirements under Regulations S-X and S-K. Pursuant to these instructions, certain financial information and footnote disclosures normally included in such consolidated financial statements have been condensed or omitted.  In presenting the condensed consolidated interim financial statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates.

In management’s opinion, all adjustments considered necessary for fair presentation of financial position, results of operations and cash flows of the Company have been included. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results that may occur for the year ending December 31, 2014.

The condensed consolidated balance sheet as of December 31, 2013 was derived from the Company’s audited consolidated financial statements but does not include all disclosures required by US GAAP. All monetary amounts set forth in these financial statements are in United States dollars (“USD” or “$”) unless otherwise stated herein.

2.              Nature of Business

Trans World Corporation, a Nevada corporation, and Subsidiaries are primarily engaged in the gaming and hotel business in the Czech Republic.

The Company owns and operates three casinos in the Czech Republic (“CZ”), all under the registered brand, American Chance Casinos (“ACC”). The Ceska casino (“Ceska”), located in the town of Ceska Kubice, in the western part of the CZ, close to the German border, currently has 14 gaming tables and 100 slot machines. The Route 55 casino (“Route 55”), located in Dolni Dvoriste, in the southern part of the CZ, close to the Austrian border, has 23 gaming tables and 130 slot machines. The Route 59 casino (“Route 59”), is located in Hate, near Znojmo, in the CZ, and currently has 21 gaming tables and 120 slot machines.

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

Effective November 28, 2013, in order to reflect the Company’s industry diversification, TWC renamed its primary Czech subsidiary, American Chance Casinos a.s. to Trans World Hotels & Entertainment, a.s. (“TWH&E”), while still operating its casinos under the ACC brand, without interruption.  Effective January 1, 2014, in the final stage of consolidation, the Trans World Hotels k.s. legal entity, which owns the Hotel Savannah & the Spa, was merged into TWH&E.

3.              Commitments and Contingencies

Lease Obligations - The Company is obligated under one operating lease, for its corporate office space, expiring in March 2015.  Future aggregate minimum annual rental payments under this lease for the next twelve months are as follows:

Twelve Months Ending March 31,
2015	$89

Rent expense under this lease was approximately $22 and $21 for the three months ended March 31, 2014 and 2013, respectively.

The Company is also obligated under certain five-year, slot equipment operating leases, the projected costs of which are not included in the table above due to fluctuating inventory, expiring over staggered years, which provide for a monthly fixed rental fee per slot machine, and an option for replacement with different/newer machines during the term of the lease.  In the first quarter of 2014, the Company’s slot lease expenses were approximately $668 versus $599 in the comparable period in 2013, an increase of $69, resulting from an addition of 28 slot machines.

Employment Agreements - The Company’s July 1, 2005 employment agreement with its Chief Executive Officer (“CEO”), Mr. Rami S. Ramadan, absent the intervention of either party by September 30th of each year, will renew automatically for another calendar year, currently ending December 31, 2014.  In addition to a perpetually renewable employment term of one year absent the intervention of either party, the agreement provides for annual compensation, plus participation in the Company’s benefits programs and equity incentive plans.  As of March 31, 2014, the Company is contractually obligated to pay approximately $338 of annual base compensation for the remainder of the year 2014.

401(k) Retirement Plan - The Company maintains a contributory 401(k) retirement plan.  The plan is for the benefit of all eligible corporate employees, who may have up to 16.5% of their salary withheld, not to exceed the maximum, federally-allowed amount.  The Company makes an employer-matching contribution of 60 cents for each employee dollar contributed, per each pay period.

Profit Sharing and Individual Performance Plans - The Company also maintains a profit sharing plan as well as a personal performance plan for the benefit of all eligible key management employees (“KME”s).  The profit sharing plan is based on achieving certain annual financial targets, while the individual performance plan is based on each KME’s personal performance relative to pre-set performance criteria throughout the operating year.

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

Effective January 1, 2012, charity taxes were eliminated in lieu of a new overall flat gaming tax (the “New Gaming Tax”) of 20.0% on all live game and slot revenues, as well as an applicable 19% corporate income tax on adjusted Czech net income.  Additionally, the administration tax and state supervision fee have been eliminated in lieu of a per slot, per diem tax, payable along with the New Gaming Tax.  The New Gaming Tax is payable by the 25th day following the end of each quarter, while the corporate income tax is payable by June 30th of the subsequent year, and, estimated quarterly income tax payments that began in September 2013. (See also Note 4(k) “Czech Gaming Taxes” and Note 4(l) “Income Taxes” below).

Legal Proceedings - The Company is sometimes subject to various contingencies, the resolutions of which its management believes, will not have a material adverse effect on the Company’s consolidated financial position or results of operations.  TWC was not involved in any material litigation during the quarter ended March 31, 2014, and through the date of this filing.

4.              Summary of Selected Significant Accounting Policies

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

(b)         Earnings per share - Basic earnings (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per common share incorporate the dilutive effect of common stock equivalents on an average basis during the period.  The Company’s common stock equivalents currently include stock options, warrants and deferred compensation stock.  Thus, unexercised stock options to purchase 522,600 and 660,400 shares as of March 31, 2014 and March 31, 2013, respectively were included in the computation of diluted earnings per common share, if such unexercised stock options were “in-the-money” and vested.  Warrants to purchase 75,000 shares were also included, if they were “in-the-money” and vested.  In addition, 309,606 and 148,822 issuable shares, as of March 31, 2014 and March 31, 2013, respectively, under the Company’s Deferred Compensation Plan were also included in the computation.

A table illustrating the impact of dilution on earnings per share is presented below:

	(UNAUDITED)
	For the Three Months Ended
(amounts in thousands, except for	March 31,
share information)	2014	2013
Basic Earnings Per Share:
Net income	$485	$268
Weighted average common shares	8,809,894	8,828,483
Basic earnings per share	$0.06	$0.03

Diluted Earnings Per Share:
Net income	$485	$268
Weighted average common shares	8,809,894	8,828,483
Addition due to the effect of dilutive securities:
Stock options and warrants (1)	2,482	3,405
Stock issuable under the Deferred Compensation Plan	309,606	223,617
Dilutive potential common shares	9,121,982	9,055,505
Diluted earnings per share	$0.05	$0.03

(1) Per the treasury stock method.

(c)          Goodwill - Goodwill represents the excess of the cost of the Company’s Czech subsidiaries over the fair value of their net assets at the date of acquisition, which consisted of the Ceska casino, the Rozvadov casino (which was sold in 2012) and the parcel of land in Hate (upon a portion of which the Route 59 Casino and Hotel Savannah and the Spa are situated).  Goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test.  Goodwill impairment tests require the Company to first assess qualitative factors, which include macroeconomic conditions, financial performance, and industry and market considerations, to determine whether it is necessary to perform a two-step quantitative goodwill impairment test.  TWC assesses the potential impairment of goodwill annually (as of September 30th) and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Upon completion of such review, if impairment is found to have occurred, a corresponding charge will be recorded.  TWC has allocated the goodwill over two geographical reporting units that are components of the operating segment “Czech subsidiaries” and are classified as the “German reporting unit” which consists of the

Ceska casino and the “Austrian reporting unit” which consists of the land in Hate.  There were no indicators of impairment present during the first quarter of 2014; therefore TWC determined that there was no impairment of goodwill at March 31, 2014.  The Company expects to perform its next required annual assessment of goodwill during the third quarter of 2014.

(d)         Property and Equipment - Property and equipment is stated at cost less accumulated depreciation and amortization.  TWC capitalizes the cost of improvements that extend the life of the asset and expenses maintenance and repair costs as incurred.  The Company provides for depreciation and amortization using the straight-line method over the following estimated useful lives:

Asset	Estimated Useful Life

Building and improvements	5-50 years
Furniture, fixtures and other equipment	4-12 years

At March 31, 2014 and December 31, 2013, land, property and equipment consisted of the following:

	As of March 31, 2014	As of December 31, 2013
	(unaudited)
Land	$2,711	$2,714
Building and improvements	31,832	31,663
Furniture, fixtures and other equipment	11,573	11,333
	46,116	45,710
Less accumulated depreciation and amortization	(12,579)	(12,246)
	$33,537	$33,464

(e)          Impairment for long-lived assets - The Company periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may be recoverable.  If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived assets, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists.  If an asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value. An estimate of the asset’s fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. The Company reports an asset to be disposed of at the lower of its carrying value or its estimated net realizable market value.  There were no impairment losses for long-lived assets recorded for the three months ending March 31, 2014 and 2013.

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

The impact of foreign currency translation on goodwill is presented below:

	Applicable	Goodwill
	Foreign Exchange	German		Austrian
As of March 31, 2014 (in thousands, except FX)	Rate (“FX”)(2)	reporting unit		reporting unit		Total

Residual balance, as of January 1, 2003 (in USD) (1)		USD	3,042	USD	537	USD	3,579

USD residual balance, translated at June 30, 1998
(date of acquisition) FX rate of:	33.8830	CZK	103,072	CZK	18,195	CZK	121,267

2003 CZK balance, translated to USD,
at March 31, 2014 FX rate of:	19.9280	USD	5,172	USD	913	USD	6,085

Net increase to Goodwill		USD	2,130	USD	376	USD	2,506

(1)                 Goodwill was amortized over 15 years until the Company started to comply with revised GAAP requirements, as of January 1, 2002. This balance represents the remaining, unamortized goodwill, after an impairment charge taken prior to January 1, 2003.

(2)                 FX (interbank) rates taken from www.Oanda.com.

(g)  Stock-based compensation - The Company recognizes the fair value of stock-based compensation in the condensed consolidated statement of operations. The fair value of the Company’s stock option awards are estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections including expected stock price volatility and the estimated life of each award.  In addition, the calculation of compensation costs requires that the Company estimate the number of awards that will be forfeited during the vesting period. The fair value of stock-based awards is amortized over the vesting period of the award. There were no award expenses for the three months ended March 31, 2014 and 2013, respectively.

(h)         Share repurchase - On November 12, 2013, TWC’s board of directors renewed the Company’s stock repurchase program, authorizing the repurchase of up to 500,000 shares of the Company’s Common Stock over a 12-month period ending November 12, 2014.  The program does not obligate the Company to acquire any particular amount of Common Stock, and it could be modified, extended, suspended or discontinued at any time.  Thus, pursuant to the stock repurchase program and through a registered broker-dealer, TWC began repurchase transactions on the open market beginning on November 23, 2012.

The repurchase transactions for the year 2014 are listed in the table below:

ISSUER PURCHASES OF EQUITY SECURITIES

Date	Total Number of Shares Purchased	Average Price Paid per Share	Cumulative Total of Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Program
As of 12/31/2013		$2.80	61,500	438,500
01/09/2014	100	$2.55	61,600	438,400
03/07/2014	300	$3.01	61,900	438,100
03/12/2014	300	$3.03	62,200	437,800

(i)             Comprehensive income (loss) — The Company’s change in the foreign currency translation adjustments is included in other comprehensive income (loss).

(j)            Promotional allowances — Promotional allowances primarily consist of food and beverages (“F&B”) furnished gratuitously.  For the three months ended March 31, 2014 and 2013, revenues do not include the retail amount of F&B of $2,133 and $1,560, respectively, provided at no-charge to customers. The retail value of the F&B given away is determined by dividing the F&B costs charged to the gaming operation of $576 and $571, for the respective periods, by the average percentage of cost of F&B sold.

The promotional allowances are summarized below:

	(UNAUDITED)
	For the Three Months Ended
	March 31,
(amounts in thousands)	2014	2013

Cost of gratuitous F&B (A)	$576	$571
Average cost of F&B sold(B)	27.0%	36.6%
Retail value of F&B (A/B)	$2,133	$1,560

(k)         Czech gaming taxes — The new Gaming Tax Law is summarized in the following table:

New Gaming Tax Law *
(Effective January 1, 2012)

Live Games	20% Gaming Tax from Win (70% of tax paid to the federal government; 30% paid to the local municipality).

Slots	20% Gaming Tax from Win (20% of tax paid to the federal government; 80% paid to the local municipality);
Fifty-five Korunas (or approximately three U.S. dollars) Gaming Tax per Slot Machine, per Day (paid to the federal government).

Net Income	19% corporate income tax on adjusted net income earned in the Czech Republic, net of exemptions (paid to the federal government).

*                 The new Gaming Tax is paid quarterly, by the 25th day following the end of a quarter, while estimated quarterly income tax payments are required the beginning of the third quarter of 2013, with the 2013 corporate income tax obligation to be paid by June 30, 2014.

TWC’s gaming-related taxes and fees for the three months ended March 31, 2014 and 2013 are summarized in the following table:

	(UNAUDITED)
	For the Three Months Ended
(amounts in thousands)	2014	2013

Gaming revenues (live-game and slot only)	$8,314	$7,457

Gaming taxes on live games and slots	1,750	1,573
as % of gaming revenue	21.0%	21.1%

In conformity with the European Union (“EU”) taxation legislation, when the Czech Republic joined the EU in 2004, its VAT increased from 5% to 22%, from January 2004 through December 2009, and ranged between 9% and 19% for all intra-EU generated purchases. Between January 1, 2010 and December 31, 2012, VAT rates increased to between 10% and 20%, then to 15% and 21%, beginning on January 1, 2013. The applicable VAT rate varies depending on the product or services sold and/or received.  All non-EU generated purchases were impacted by identical VAT increases, beginning in May 2004. The VAT top rate rose to 21% beginning on January 1, 2013. The Company pays its VAT directly to its vendors in connection with any purchases that are subject to this tax. Unlike in other industries, VATs are not recoverable for gaming operations. The recoverable VAT under the Hotel Savannah operation was non-material for the quarters ended March 31, 2014 and 2013, respectively.

(l)                                     Income taxes — The Company complies with accounting and reporting requirements with respect to accounting for U.S. federal and foreign income taxes, which require an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and the tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized. In accordance with GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. This policy also provides guidance on thresholds, measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different entities. The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of and for the three months ended March 31, 2014 and 2013, respectively. The Company is subject to income tax examinations by major taxing authorities for all tax years since 2010. However, management’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

Effective January 1, 2012, the Czech government instituted an effective corporate income tax of 19% on income derived from gaming revenues, which prior to the law changes were subject only to gaming taxes.                               As a result of the new tax laws and due to the material income tax liability, the Company incurred an estimated foreign income tax expense of $231 and $173 for the three months ended March 31, 2014 and 2013, respectively.  Corporate income tax is payable by the end of June of the subsequent year.  Effective since September 2013, the Company began making estimated quarterly corporate income tax payments.

(m)                             Recently issued and adopted accounting standards:

In March 2013, the FASB issued guidance on a parent’s accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. The guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. This guidance was effective prospectively for fiscal years beginning on or after December 15, 2013, and for interim periods within those fiscal years. The Company adopted the guidance on January 1, 2014, as required. There was no material impact on its consolidated financial statements resulting from the adoption.

In July 2013, the FASB issued guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists, which requires that an unrecognized tax benefit, or portion of an unrecognized tax benefit, be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. If an applicable deferred tax asset is not available or a company does not expect to use the applicable deferred tax asset, the unrecognized tax benefit should be presented as a liability in the financial statements and should not be combined with an unrelated deferred tax asset. This guidance was effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date; however retrospective application is permitted. The Company adopted the guidance on January 1, 2014, as required. There was no material impact on its consolidated financial statements resulting from the adoption.

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

•                                          the weather conditions in the markets that we serve; and

•                                          other factors described in our Form 10-K for the year ended December 31, 2013 under the headings “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk.”

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

Currently, we own and operate three casinos and a hotel in the Czech Republic (“CZ”).  Our Ceska casino, located at Ceska Kubice, in the western part of the CZ close to the border of Germany, currently has six competitors.  Our other two Czech casinos are located in the southern part of the CZ, close to the Austrian border.  The larger of these two, “Route 55,” located in Dolni Dvoriste, has two competitors, and our other casino, “Route 59,” is located in Hate, near Znojmo, and currently has three competitors.  Our Hotel Savannah features eight banquet halls for meetings and special events as well as a full-service restaurant and bar, and is connected to our Route 59 casino with the joint facility’s main restaurant linking the two buildings.  Along with the hotel operation, we also launched a full-service spa operation, the Spa at Hotel Savannah (the “Spa”), the operations of which are outsourced to a private, independent contractor and are attached to Hotel Savannah.  The Spa offers Ayurvedic massage therapies and an indoor pool.  Hotel Savannah and the Spa has eight regional competitors, five of which are located in Austria.

On November 23, 2011, we acquired the Ceska casino building and associated land and an adjacent outbuilding and related plot from the town of Ceska Kubice, from which we had been renting the facilities. The acquisition allowed us to undertake much needed capital improvements to the building, as competition in the Ceska area has increased dramatically in recent years.  We invested approximately CZK 36.0 million, or $1.8 million, for the first phase of the capital improvements, which was to expand the Ceska facility by connecting the existing casino with an annex building, in which five VIP guest rooms, offices, and storage areas are located.  The second phase, with a budget of CZK 4.6 million, or around $231,000, was completed by the end of the first quarter of 2014.  The work encompassed additional renovation and reconfiguration of existing slot areas.  The remodeled slot room permitted the addition of 20 video slot machines, which were added on September 1, 2013.  The total cost of the casino purchase, facility expansion and renovation has been funded by excess cash flow from the Company’s operations.

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

The actual 2014 and 2013 operating results in local currency for the Czech casino units were converted to USD using the average of the daily exchange rates of each month in the reporting periods.  The monthly average exchange rates for the CZK versus the USD and EUR, respectively, are presented in the following graphical chart.

The condensed consolidated balance sheet totals of the Company’s foreign subsidiaries at March 31, 2014 and December 31, 2013 were converted to USDs using the interbank exchange rates, as reported at www.oanda.com, which are depicted in the following table:

As of	USD	CZK	EUR
March 31, 2014	1.00	19.9280	0.7271
December 31, 2013	1.00	19.9038	0.7263

Critical Accounting Policies

The discussion and analysis of our consolidated financial condition and results of operations are based upon our condensed consolidated financial statements. These condensed consolidated financial statements have been prepared following the US GAAP and Article 10 of Regulation S-X for interim periods and require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to potential impairment of goodwill and share-based compensation expense. As these are condensed consolidated financial statements, the reader should also review expanded information about our critical accounting policies and estimates provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-K for the year ended December 31, 2013. There have been no material changes to our critical accounting policies and estimates from the information provided in our Form 10-K for the year ended December 31, 2013.

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

Review of the Condensed Consolidated Interim Results of the Company:

Three Months Ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(in thousands, except per share data)	2014	2013	Variance $	Variance %
	(unaudited)	(unaudited)

Total revenues	$9,122	$8,231	891	10.8%
Total costs and expenses	(8,406)	(7,790)	(616)	7.9%
Income before foreign income taxes	716	441	275	62.4%

Foreign income taxes	(231)	(173)	(58)	33.5%

Net income	$485	$268	217	80.8%

Earnings per common share:
Basic	$0.06	$0.03
Diluted	$0.05	$0.03

For the quarter ended March 31, 2014, our total revenues rose to $9.1 million, a 10.8% increase, or $891,000, from the $8.2 million from for the same quarter a year ago, largely from the benefits of milder winter weather, which stands as a sharp contrast to the severe winter this quarter last year, that helped boost overall gaming attendance by 9.1%.

Further, we saw an increase in live game DpH of 5.9%, which contributed to a 7.8% increase in consolidated total drop.  The revenue improvement was also partly due to the success of several new promotional events that resulted in record revenue days for the Company.

For the first quarter, our hotel occupancy rose 0.6 percentage points (“ppts”) over the first quarter a year ago, but gave up 2.8% on ADR.  We saw weaker demands for meetings and conferences in this quarter as well as lower food and beverage (“F&B”) consumption by these meeting attendees.

Total costs and expenses of $8.4 million, increased by 7.9%, or $616,000, from the approximately $7.8 million at March 31, 2013.  The increase was largely due to the higher revenue-based gaming taxes and payroll-related expenses.

Income before foreign income taxes increased 62.4%, or $275,000, to $716,000 from the $441,000 generated in the first quarter of 2013, principally due to the strong incremental revenue achieved.

We incurred estimated foreign corporate income taxes of $231,000 for the income earned in the first quarter of 2014, compared with $173,000 that was based on lower income base.

For the first quarter of 2014, we earned a net income of $485,000, or $0.05 per diluted share, compared with $268,000, or $0.03 per diluted share, for last year’s quarter.

Costs and Expenses

Total costs and expenses for the three months ended March 31, 2014 and 2013 are presented below:

	For the Three Months Ended
	March 31,
(amounts in thousands)	2014	2013	Variance $	Variance %
	(unaudited)	(unaudited)

Cost of revenues	$4,986	$4,596	$390	8.5%
Depreciation and amortization	403	396	7	1.8%
Selling, general and administrative	3,015	2,775	240	8.6%
Other expenses	2	23	(21)	-91.3%
Total costs and expenses	$8,406	$7,790	$616	7.9%

Cost of revenues for the quarter ended March 31, 2014 increased by $390,000, or 8.5%, primarily due to increases in volume-driven labor and revenue-based gaming taxes.

Unlike in US-based casinos, visitors to the our casinos are required, by Czech law, to “check in” at the entrance reception, by presenting acceptable forms of picture identification, which effectively permits the Company to track the frequency of their visits and, to a limited extent, the duration of each visit.  As an incentive to gaming activity, we provide complimentary drinks and a free food buffet to all of our playing guests.  In addition to these general amenities, we also issue different classes of “loyalty” cards to customers who spend relatively longer periods of time playing. These cards entitle the holder and a set number of the holder’s guests, depending on the card type, to various complimentary benefits.  We also grant certain other privileges to our VIP players, at each local casino management’s discretion, such as opening a private gaming table, or extending the casino’s operating hours, and/or providing free hotel accommodations.  These loyalty cards are granted based on the frequency of the players’ visits and the aggregate total drop for a pre-determined number of visits.  The complimentary F&B, hotel accommodations and other player-related costs were recognized in our gaming departmental expenses, which totaled approximately $611,000 or 7.1% of gaming departmental revenues for the three months ended March 31, 2014, versus $600,000 or 7.8% of gaming departmental revenues for the comparable period in 2013.  General gifts and giveaways, which were also recognized in our gaming department, excluding personal gifts, represented $162,000 or 1.9% of gaming departmental revenues for the same three months in 2014, compared with $164,000 or 2.1% of gaming departmental revenues for the comparable period in 2013.

The VIP personal gifts were booked as special promotion expenses in the marketing department (in selling, general and administrative costs), and totaled approximately $20,000 for the first quarter in 2014, versus $7,000 for the same quarter a year ago.

Depreciation and amortization expense increased by $7,000, or 1.8%, primarily due to addition of assets subsequent to the expansion of the Ceska casino.

Selling, general and administrative costs increased by $240,000, 8.6%, to $3.0 million for the quarter ended March 31, 2014, from approximately $2.8 million the same period in 2013, primarily attributable to increases in marketing and promotional expenses.

Other expense of $2,000 represents net interest expense on the Ceska municipal loan, which was paid in full on January 16, 2014, which decreased from a net of $23,000 for the prior year’s comparable quarter (that also had included interest for the Commerzbank loan that was paid in full on July 4, 2013).

Our Operating Facilities:

Our free-standing casinos each offer free parking, a restaurant, lounge areas and multiple bars.  We own the land and buildings that comprise our casino and hotel assets.  Each of our casinos is within an hour’s drive from a major city in either Germany (i.e., Regensburg) or Austria (i.e., Vienna and Linz).

Ceska

Our Ceska casino, which has been re-themed in connection with an expansion and renovation project that began at the beginning of 2013 and ended at the end of the first quarter of 2014, now has a Frank Lloyd-Wright-inspired organic Modern theme.  As of May 2, 2014, Ceska had 14 gaming tables, including six card tables, seven roulette tables, and a 10-position, Slingshot, multi-win roulette table.  The casino also features 100 video slot machines.  In addition to the games, Ceska also offers five luxurious guest-sleeping rooms, which, when not used as courtesy accommodations for our valuable players and guests, can be, but typically are not, rented to paying overnight guests.  The address of our Ceska casino is Ceska Kubice 64, Ceska Kubice 345 32, Czech Republic.

Route 59

As of May 2, 2014, our Route 59 casino, which has a New Orleans in the 1920’s theme, operated 21 gaming tables, consisting of ten card tables, ten roulette tables, and a 16-position, Slingshot multi-win roulette table, as well as 120 video slot machines.  In March 2009, a reception area in the corridor between the casino and adjacent Hotel Savannah was opened to permit easier access between the two operations.  Route 59 is located at 199 American Way, Hate-Chvalovice, Znojmo 669 02.

Route 55

Our Route 55 casino features a Miami Beach “Streamline Moderne” style, reminiscent of Miami Beach in the early 1950’s.  As of May 2, 2014, the two-story casino offered 23 tables, including 12 card tables, 10 roulette tables, a 16-position, Slingshot multi-win roulette table, as well as 130 video slot machines, six of which were added in November 2013.  On the mezzanine level, the casino offers an Italian restaurant, an open buffet area, a VIP lounge, a VIP gaming room equipped with four gaming tables, which are included in the 23 table count, and three private, luxurious guest-sleeping rooms, equipped with full amenities, similar to the five guest rooms at Ceska.  Route 55 is located at Grenzubergang Wullowitz, Dolni Dvoriste 382 72, Czech Republic.

Hotel Savannah and the Spa at Hotel Savannah

As a complement to our gaming operations, in January 2009, we opened Hotel Savannah, a 77-room, European four-star deluxe hotel, the first, constructed from the ground up, hotel for the Company.  In conjunction with opening the hotel, we also launched a full-service spa, the Spa, which is attached to the hotel.  The Spa features a large indoor pool and Ayurvedic massage therapy, which is sub-contracted to a local operator.  Hotel Savannah, which features eight banquet halls for meetings and conventions, is connected to our Route 59 casino with the hotel restaurant linking the two buildings.  The combined operation of the hotel and spa has proven to benefit Route 59 by attracting additional business to the casino, contributing incremental cash, and enhancing the Company’s overall results.

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2014, we had a working capital surplus of $2.3 million, an increase of approximately $600,000, from the working capital surplus of approximately $1.8 million at December 31, 2013.  Net cash provided by operating activities for the three months ended March 31, 2014 was $954,000 versus net cash used in operating activities of $175,000 for the same prior year period, largely due to an increase in our accrued expenses and other current liabilities.  Net cash used in investing activities was $513,000 for the quarter ended March 31, 2014, compared with $502,000 in the prior year quarter, and primarily due to increased capital expenditures related to our Ceska casino expansion and renovation project, while the cash flows from financing activities in the first quarter of 2014 consisted of the payoff of the Ceska municipal loan, respectively, plus $2,000 in stock repurchases, pursuant to the Company’s stock repurchase program. Cash used in financing activities in the prior year’s first quarter included principal repayments of the Commerzbank loan that was paid in full in the last quarter of 2013.

On January 16, 2014, we paid off our sole remaining debt of $138,000, that was the municipal loan granted to us by the town of Ceska Kubice in conjunction with our purchase of the property and land that forms the expanded and renovated Ceska casino.

We are obligated under various contractual commitments over the next five years.  We have no off-balance sheet arrangements.  The following is a five-year summary of our commitments as of March 31, 2014:

(in thousands)		Less than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	Thereafter

Operating and capital leases (1)	$211	$142	$35	$34	$—
Employment agreement (2)	338	338
Total contractual obligations	$549	$480	$35	$34	$—

(1)         Includes long-term lease for corporate office space and financial leases.

(2)         Represents remaining salary obligation for 2014 under Mr. Ramadan’s employment agreement.

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

ITEM 4.                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in the Securities Exchange Act of 1934,as amended (the “Exchange Act”) and Exchange Act Rule 13a-15(e), which is designed to provide reasonable assurance that information, which is required to be disclosed in our reports filed pursuant to the Exchange Act, is accumulated and communicated to management in a timely manner. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and we are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.  At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including Mr. Ramadan, our CEO and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, Mr. Ramadan concluded that, as of the date of such evaluation, our disclosure controls and procedures were effective, at the reasonable assurance level in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  We made no changes in internal control over financial reporting during the first quarter of 2014 that materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

We are sometimes subject to various contingencies, the resolutions of which, our management believes will not have a material adverse effect on our consolidated financial position or results of operations.  We were not involved in any material litigation during the quarter ended March 31, 2014, and through the date of this filing.

ITEM 1A.             RISK FACTORS

There has been no addition of risk factors from the information provided in our Form 10-K for the year ended December 31, 2013.

The risk factors highlighted in our Form 10-K for the year ended December 31, 2013 are not the only risks our Company is facing.  Additional risks and uncertainties not currently known to us or that we deem to be immaterial at this time also may materially adversely impact our business, financial condition and operational results in the future.

ITEM 5.                OTHER INFORMATION

Share Repurchase

On November 12, 2013, TWC’s board of directors renewed the Company’s stock repurchase program (the “program”), in accordance with the retirement method, authorizing the repurchase of up to 500,000 shares of the

Company’s Common Stock, over a 12-month period ending November 12, 2014.  The program does not obligate the Company to acquire any particular amount of Common Stock, and it could be modified, extended, suspended or discontinued at any time.  Thus, pursuant to the stock repurchase program and through a registered broker-dealer, we conducted repurchases on the open market, arriving at an outstanding 8,809,435 shares at March 31, 2014.  The repurchase transactions for the year 2014 are listed in the table below:

ISSUER PURCHASES OF EQUITY SECURITIES

Date	Total Number of Shares Purchased	Average Price Paid per Share	Cumulative Total of Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Program
As of 12/31/2013		$2.80	61,500	438,500
01/09/2014	100	$2.55	61,600	438,400
03/07/2014	300	$3.01	61,900	438,100
03/12/2014	300	$3.03	62,200	437,800

ITEM 6.                EXHIBITS

Reference is made to the Exhibit Index hereinafter contained.

TRANS WORLD CORPORATION
EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2014

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

(101)                                                                   The following financial information from Trans World Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, filed with the SEC on May 6, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the three-month periods ended March 31, 2014 and 2013 (unaudited), (ii) the Condensed Consolidated Balance Sheets at March 31, 2014 (unaudited) and December 31, 2013, (iii) the Condensed Consolidated Statement of Cash Flows for the three-month periods ended March 31, 2014 and 2013 (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements.*

*Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS WORLD CORPORATION

Date: May 6, 2014	By:	/s/ Rami S. Ramadan
President, Chief Executive Officer and
Chief Financial Officer
(Principal Executive and Financial Officer)