Form 10-Q
period 2014-06-30
TRANS WORLD CORP
filed 2014-08-05
CIK 914577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of August 5, 2014 was 8,809,435.

TRANS WORLD CORPORATION AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2014

INDEX

PART I — FINANCIAL INFORMATION

i

ITEM 1.                                                FINANCIAL STATEMENTS

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2014 and December 31, 2013

(in thousands, except for share data)

	June 30, 2014	December 31, 2013
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$6,086	$6,284
Prepaid expenses	270	267
Prepaid foreign income tax	217
Other current assets	274	297

Total current assets	6,847	6,848

PROPERTY AND EQUIPMENT, less accumulated depreciation of $12,823 and $12,246, respectively	32,983	33,464

OTHER ASSETS:
Goodwill	6,030	6,093
Deposits and other assets	1,206	1,218

Total other assets	7,236	7,311

TOTAL ASSETS	$47,066	$47,623

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Long-term debt, current maturities	$—	$138
Capital lease, current portion	35	48
Accounts payable	286	583
Czech gaming tax accrual	1,785	1,948
Foreign income tax accrual		676
Accrued expenses and other current liabilities	1,507	1,702

Total current liabilities	3,613	5,095

LONG-TERM LIABILITIES:
Capital lease, less current portion	46	80
Deferred foreign tax liability	555	560

Total long-term liabilities	601	640

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 4,000,000 shares authorized, none issued
Common stock, $0.001 par value, 20,000,000 shares authorized, 8,809,435 shares in 2014 and 8,810,135 shares in 2013, issued and outstanding	9	9
Additional paid-in capital	52,808	52,578
Accumulated other comprehensive income	5,343	5,742
Accumulated deficit	(15,308)	(16,441)

Total stockholders’ equity	42,852	41,888

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$47,066	$47,623

See accompanying notes to condensed consolidated interim financial statements.

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENT

AND COMPREHENSIVE INCOME (LOSS)

Six and Three Months Ended June 30, 2014 and 2013

(in thousands, except for share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$18,540	$17,243	$9,418	$9,012

COSTS AND EXPENSES:
Cost of revenues	10,016	9,472	5,030	4,875
Depreciation and amortization	816	785	413	389
Selling, general and administrative	6,073	5,918	3,058	3,144
	16,905	16,175	8,501	8,408
INCOME FROM OPERATIONS, before other expense and foreign income taxes	1,635	1,068	917	604

OTHER EXPENSE:
Interest expense, net	(4)	(40)	(2)	(17)

INCOME BEFORE FOREIGN INCOME TAXES	1,631	1,028	915	587

FOREIGN INCOME TAXES	(498)	(355)	(268)	(182)

NET INCOME	1,133	673	647	405

Other comprehensive income (loss), foreign currency translation adjustments, net of tax	(399)	(1,998)	(353)	170

COMPREHENSIVE INCOME (LOSS)	$734	$(1,325)	$294	$575

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	8,809,663	8,826,904	8,809,435	8,825,343
Diluted	9,127,326	9,051,684	9,127,098	9,050,123

EARNINGS PER COMMON SHARE:
Basic	$0.13	$0.08	$0.07	$0.05
Diluted	$0.12	$0.07	$0.07	$0.04

See accompanying notes to condensed consolidated interim financial statements.

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2014 and 2013

(in thousands)

	Six Months Ended June 30,
	2014	2013
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,133	$673
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	816	785
Deferred board fees	8	6
Changes in operating assets and liabilities:
Prepaid expenses	(434)	(49)
Prepaid foreign income tax	217
Other current assets	15	(5)
Deposits and other assets	2	(71)
Accounts payable	(262)	(42)
Czech gaming tax accrual	(176)	(78)
Foreign income tax accrual	(671)	(622)
Accrued expenses and other current liabilities	27	(168)
NET CASH PROVIDED BY OPERATING ACTIVITIES	675	429

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(658)	(2,028)
Repayment on notes receivable		159
NET CASH USED IN INVESTING ACTIVITIES	(658)	(1,869)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on Commerzbank debt		(850)
Principal payments on Ceska municipal loan	(183)	(77)
Share buyback under the Stock Repurchase Program	(2)	(29)
NET CASH USED IN FINANCING ACTIVITIES	(185)	(956)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(30)	(191)

NET DECREASE IN CASH	(198)	(2,587)

CASH:
Beginning of period	6,284	6,887

End of period	$6,086	$4,300

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$4	$40
Cash paid during the period for foreign income taxes	$1,683	$959

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Deferred compensation to be paid in common stock	$223	$188

See accompanying notes to condensed consolidated interim financial statements.

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(All figures in thousands, except for exchange rate and share data.)

1.              Basis of Presentation and Consolidation.

The accompanying unaudited condensed consolidated interim financial statements of Trans World Corporation and Subsidiaries (collectively, the “Company,” “TWC,” “we,” “our” or “us”) as of June 30, 2014 and December 31, 2013 and for the six and three months ended June 30, 2014 and 2013 reflect all adjustments of a normal and recurring nature to fairly present the consolidated financial position, results of operations and cash flows as of and for the periods. The financial statements of all foreign subsidiaries consolidated herein have been converted in accordance with accounting principles generally accepted in the United States of America (“US GAAP” or “GAAP”) for financial presentation purposes. All significant intercompany transactions and account balances have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements have been prepared by the Company according to the instructions of Form 10-Q and pursuant to the U.S. Securities and Exchange Commission’s (“SEC”) accounting and reporting requirements under Regulations S-X and S-K. Pursuant to these instructions, certain financial information and footnote disclosures normally included in such consolidated financial statements have been condensed or omitted.  In presenting the condensed consolidated interim financial statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Certain prior year amounts have been reclassified to conform to this year’s financial statements presentation.  Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates.

These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the six and three months ended June 30, 2014 are not necessarily indicative of the results that may occur for the year ending December 31, 2014.

The condensed consolidated balance sheet as of December 31, 2013 was derived from the Company’s audited consolidated financial statements but does not include all disclosures required by US GAAP. All monetary amounts set forth in these financial statements are in United States dollars (“USD” or “$”) unless otherwise stated herein.

2.              Nature of Business.

Trans World Corporation, a Nevada corporation, and Subsidiaries are primarily engaged in the gaming and hotel business in the Czech Republic (“CZ”).

The Company owns and operates three casinos in the CZ, all under the registered brand, American Chance Casinos (“ACC”). The Ceska casino (“Ceska”), located in the town of Ceska Kubice, in the western part of the CZ, close to the German border, currently has 15 gaming tables and 100 slot machines. The Route 55 casino (“Route 55”), located in Dolni Dvoriste, in the southern part of the CZ, close to the Austrian border, has 23 gaming tables and 130 slot machines. The Route 59 casino (“Route 59”), is located in Hate, near Znojmo, also in the southern part of the CZ, close to the Austrian border, and currently has 21 gaming tables and 120 slot machines.

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

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(All figures in thousands, except for exchange rate and share data.)

3.              Commitments and Contingencies.

Lease Obligations - The Company is obligated under one operating lease, for its corporate office space in New York City, expiring in March 2015.  Future aggregate minimum annual rental payments under this lease for the next twelve months are as follows:

Twelve Months Ending June 30,
2015	$67

Rent expense under this lease was approximately $44 and $43 for the six months ended June 30, 2014 and 2013, respectively.

The Company is also obligated under a number of five-year, slot equipment operating leases, the projected costs of which are not included in the table above due to fluctuating inventory, expiring over staggered years, which provide for a monthly fixed rental fee per slot machine, and an option for replacement with different/newer machines during the term of the lease.  In the second quarter of 2014, the Company’s slot lease expense was $674 versus $597 in the comparable quarter in 2013, while in the six months ending June 30, 2014, the Company’s slot lease expense was $1,342 as compared with $1,196 in the comparable period in 2013.  The expense increase resulted from the addition of 28 slot machines.

Employment Agreements - The Company’s July 1, 2005 employment agreement with its Chief Executive Officer (“CEO”), Mr. Rami S. Ramadan, absent the intervention of either party by September 30th of each year, will renew automatically for another calendar year, currently ending December 31, 2014.  In addition to a perpetually renewable employment term of one year absent the intervention of either party, the agreement provides for annual compensation, plus participation in the Company’s benefits programs and equity incentive plans.  As of June 30, 2014, the Company is contractually obligated to pay approximately $225 of the remainder of the annual base compensation for the year 2014.

401(k) Plan - The Company maintains a contributory 401(k) plan.  This plan is for the benefit of all eligible corporate employees, who may have up to 16.5% of their salary withheld, not to exceed the maximum federally allowed amount.  The Company makes an employer-matching contribution of 60 cents for each employee dollar contributed.

Profit Sharing, Deferred Compensation and Individual Performance Plans - The Company also maintains a profit sharing plan, a deferred compensation plan,  as well as a personal performance plan for the benefit of all eligible key management employees (“KME”s).  The profit sharing plan is based on achieving certain annual financial targets, while the individual performance plan is based on each KME’s personal performance relative to pre-set performance criteria throughout the operating year.  The non-qualified, deferred compensation plan provides certain KMEs and non-employee directors the opportunity to defer receipt of specified portions of their compensation and to have such deferred amounts treated as if invested in the Common Stock of the Company.  Pursuant to a participant’s election, the unfunded Deferred Plan obligations are payable in the form of Common Stock and cash upon the earlier of: (i) a designated, in-service distribution date which must be a minimum of three years from the year of the first deferral; (ii) separation from service; (iii) disability; (iv) change in control of the Company; or (v) death.  The board-approved 2014 Profit Sharing Plan stipulates that 50% of each KME’s profit sharing plan award, if any, be deferred into the Company’s Deferred Compensation Plan.

Taxing Jurisdiction - The Czech Republic currently has a number of laws related to various taxes imposed by governmental authorities.  Applicable taxes include corporate income tax, gaming tax, value-added tax (“VAT”), and payroll (social) taxes.  Tax declarations, together with other legal compliance areas (e.g. customs and currency control matters) are subject to review and investigation by a number of governmental authorities, which are enabled by law to

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(All figures in thousands, except for exchange rate and share data.)

impose fines, penalties and interest charges, and create tax risks in the Czech Republic.  Management believes that it has adequately provided for all of its Czech tax liabilities.

The Company is subject to an overall flat gaming tax (the “Gaming Tax”) of 20.0% on all live game and slot revenues.  The Company is subject to an applicable 19% corporate income tax on adjusted Czech net income, as defined by the Czech Republic taxing authorities.  Additionally, we are also subject to a per slot, per diem tax, payable along with the Gaming Tax.  The Gaming Tax is payable by the 25th day following the end of each quarter, while the corporate income tax is payable by June 30th of the subsequent year, and estimated quarterly income tax payments that began in September 2013. (See also Note 4(k) “Czech Gaming Taxes” and Note 4(l) “Income Taxes” below).

Legal Proceedings - The Company is sometimes subject to various contingencies, the resolutions of which, its management believes, will not have a material adverse effect on the Company’s consolidated financial position or results of operations.  TWC was not involved in any material litigation as of June 30, 2014, or through the date of this filing.

4.              Summary of Selected Significant Accounting Policies.

(a)         Revenue recognition - Casino revenue is defined as the net win from gaming activities, which is the difference between gaming wagers and the amount paid out to patrons, and is recognized on the day it is earned. Revenues generated from ancillary services or product sales, including hotel lodging, sales of food, beverage, cigarettes, and casino logo merchandise are recognized at the time the related services are performed or the products are sold and represent, on an aggregate basis, less than ten percent of total revenues.

(b)         Earnings per share - Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share incorporate the dilutive effect of common stock equivalents on an average basis during the period. The Company’s common stock equivalents currently include stock options, warrants, restricted stock, and deferred compensation stock. Thus, unexercised stock options to purchase up to 522,325 and 660,325 shares as of June 30, 2014 and June 30, 2013, respectively, were included in the computation of diluted earnings per common share, if such unexercised stock options were “in-the-money” and vested. Warrants and restricted stock to purchase up to an aggregate of 150,000 shares were also included, if they were “in-the-money” and vested.  In addition, 310,740 and 224,762 issuable shares, as of June 30, 2014 and June 30, 2013, respectively, under the Company’s Deferred Compensation Plan were also included in the computation.

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(All figures in thousands, except for exchange rate and share data.)

A table illustrating the impact of dilution on earnings per share, based on the treasury stock method, is presented below:

	(UNAUDITED)
	For the Six Months Ended		For the Three Months Ended
(amounts in thousands, except for	June 30,		June 30,
share information)	2014	2013	2014	2013
Basic Earnings Per Share:
Net income	$1,133	$673	$647	$405

Weighted average common shares	8,809,663	8,826,904	8,809,435	8,825,343

Basic earnings per share	$0.13	$0.08	$0.07	$0.05

Diluted Earnings Per Share:
Net income	$1,133	$673	$647	$405

Weighted average common shares	8,809,663	8,826,904	8,809,435	8,825,343

Addition due to the effect of dilutive securities:
Stock options, warrants and restricted stock (1)	6,923	18	6,923	18
Stock issuable under the Deferred Compensation Plan	310,740	224,762	310,740	224,762

Dilutive potential common shares	9,127,326	9,051,684	9,127,098	9,050,123

Diluted earnings per share	$0.12	$0.07	$0.07	$0.04

(1) Per the treasury stock method.

(c)          Goodwill - Goodwill represents the excess of the cost of the Company’s Czech subsidiaries over the fair value of their net assets at the date of acquisition, which consisted of the Ceska casino and a parcel of land in Hate (upon a portion of which the Route 59 Casino and Hotel Savannah and the Spa are situated).  Goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test.  Goodwill impairment tests require the Company to first assess qualitative factors, which include macroeconomic conditions, financial performance, and industry and market considerations, to determine whether it is necessary to perform a two-step quantitative goodwill impairment test.  TWC assesses the potential impairment of goodwill annually (as of September 30th) and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Upon completion of such review, if impairment is found to have occurred, a corresponding charge will be recorded.  TWC has allocated the goodwill over two geographical reporting units that are components of the operating segment “Czech subsidiaries” and are classified as the “German reporting unit” which consists of the Ceska casino and the “Austrian reporting unit” which consists of the land in Hate.  There were no indicators of impairment present during the second quarter of 2014; therefore TWC determined that there was no impairment of goodwill at June 30, 2014.  The Company expects to perform its next required annual assessment of goodwill during the third quarter of 2014.  Changes to goodwill during the periods presented are strictly related to the fluctuation in foreign currency exchange rates.

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

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(All figures in thousands, except for exchange rate and share data.)

At June 30, 2014 and December 31, 2013, property and equipment consisted of the following:

	As of June 30, 2014	As of December 31, 2013
	(unaudited)
Land	$2,687	$2,714
Building and improvements	31,651	31,663
Furniture, fixtures and other equipment	11,468	11,333

	45,806	45,710
Less accumulated depreciation and amortization	(12,823)	(12,246)

	$32,983	$33,464

(e)          Impairment of long-lived assets - The Company periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may be recoverable.  If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived assets, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists.  If an asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value. The estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. The Company reports an asset to be disposed of at the lower of its carrying value or its estimated net realizable market value.  There were no impairment losses for long-lived assets recorded for the six months ending June 30, 2014 and 2013.

(f)           Foreign currency translation - The functional currency of foreign subsidiaries is the local foreign currency. Accordingly, balance sheet accounts are translated at exchange rates in effect at the end of each reporting period (with the exception of stockholders’ equity) and resulting translation adjustments are included in “accumulated other comprehensive income.”  Income statement accounts are translated by applying the monthly averages of the daily exchange rates of one (1) US dollar (“USD”) to the Czech Koruna (“CZK”) on the respective monthly local Czech income statement accounts for the period.

The impact of foreign currency translation on goodwill is presented below:

	Applicable	Goodwill
	Foreign Exchange	German		Austrian
As of June 30, 2014 (in thousands, except FX)	Rate (“FX”) (2)	reporting unit		reporting unit		Total

Residual balance, as of January 1, 2003 (in USD) (1)		USD	3,042	USD	537	USD	3,579

USD residual balance, translated at June 30, 1998 (date of acquisition) FX rate of:	33.8830	CZK	103,072	CZK	18,195	CZK	121,267

2003 CZK balance, translated to USD, at June 30, 2014 FX rate of:	20.1100	USD	5,125	USD	905	USD	6,030

Net cumulative change to goodwill due to foreign currency translation		USD	2,083	USD	368	USD	2,451

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

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(All figures in thousands, except for exchange rate and share data.)

(g)          Stock-based compensation - The Company recognizes the fair value of stock-based compensation in the condensed consolidated income statements. The fair value of the Company’s stock option awards are estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections including expected stock price volatility and the estimated life of each award.  In addition, the calculation of compensation costs requires that the Company estimate the number of awards that will be forfeited during the vesting period. The fair value of stock-based awards is amortized over the vesting period of the award. There were no award expenses for the six months ended June 30, 2014 and 2013, respectively.

(h)         Stock repurchase program -  On November 12, 2013, TWC’s board of directors renewed the Company’s stock repurchase program (the “program”), in accordance with the retirement method, authorizing the repurchase of up to 500,000 shares of the Company’s Common Stock, over a 12-month period ending November 12, 2014.  The program does not obligate the Company to acquire any particular amount of common stock, and it could be modified, extended, suspended or discontinued at any time.

The repurchase transactions for the six months ended June 30, 2014 are listed in the table below:

ISSUER PURCHASES OF EQUITY SECURITIES

Date	Total Number of Shares Purchased	Average Price Paid per Share	Cumulative Total of Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program
As of 12/31/2013		$2.80	61,500	438,500
01/09/2014	100	$2.55	61,600	438,400
03/07/2014	300	$3.01	61,900	438,100
03/12/2014	300	$3.03	62,200	437,800

(i)             Comprehensive income (loss) — The Company’s change in the foreign currency translation adjustment is included in other comprehensive income (loss).

(j)            Promotional allowances — Promotional allowances primarily consist of food and beverages (“F&B”) furnished gratuitously.

The promotional allowances for the three and six months ended June 30, 2014 and 2013 are summarized below:

	(UNAUDITED)
	For the Six Months Ended		For the Three Months Ended
	June 30,		June 30,
(amounts in thousands)	2014	2013	2014	2013

Cost of gratuitous F&B (A)	$1,173	$1,146	$592	$575
Average cost of F&B sold (B)	30.0%	36.3%	33.8%	36.0%

Retail value of F&B (A/B)	$3,910	$3,157	$1,751	$1,597

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(All figures in thousands, except for exchange rate and share data.)

(k)         Czech gaming taxes — The Gaming Tax Law is summarized in the following table:

Basis	Gaming Tax Law *

Live Games	20% Gaming Tax from live game revenue (70% of tax paid to the federal government; 30% paid to the local municipality).

Slots	20% Gaming Tax from slot revenue (20% of tax paid to the federal government; 80% paid to the local municipality);
Fifty-five Korunas (or approximately three U.S. dollars) Gaming Tax per Slot Machine, per Day (paid to the federal government).

Net Income	19% corporate income tax on net income earned in the CZ, net of exemptions, as defined by CZ tax authorities (paid to the federal government).

*       Gaming taxes are paid quarterly, by the 25th day following the end of a quarter, while estimated quarterly income tax payments were required commencing at the beginning of the third quarter of 2013, with the 2013 corporate income tax obligation paid by June 30, 2014.  The Company currently pays estimated quarterly income taxes with its annual taxes due by June 30th of the next year.

TWC’s gaming-related taxes for the six and three months ended June 30, 2014 and 2013 are summarized in the following table:

	(UNAUDITED)
	For the Six Months Ended		For the Three Months Ended
(amounts in thousands)	2014	2013	2014	2013

Gaming revenues (live-game and slot only)	$16,853	$15,710	$8,539	$8,253

Gaming taxes on live games and slots	$3,545	$3,305	$1,795	$1,732
Gaming taxes as % of gaming revenue	21.0%	21.0%	21.0%	21.0%

In conformity with the European Union (“EU”) taxation legislation, VAT rates were 15% and 21%, depending on the product or services sold and/or received.  The Company pays its VAT directly to its vendors in connection with any purchases that are subject to this tax. Unlike in other industries, VATs are not recoverable for gaming operations. The recoverable VAT on expenses under the Hotel Savannah operation was non-material for the six and three months ended June 30, 2014 and 2013, respectively.

(l)                                     Income taxes — The Company complies with accounting and reporting requirements with respect to accounting for U.S. federal and foreign income taxes, which require an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and the tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized. In accordance with GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(All figures in thousands, except for exchange rate and share data.)

applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. This policy also provides guidance on thresholds, measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different entities. The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. However, management’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.   No interest expense or penalties have been recognized as of and for the six months ended June 30, 2014 and 2013, respectively. The Company is subject to income tax examinations by major taxing authorities for all tax years since 2011.

The Czech government instituted an effective corporate income tax of 19% on income derived from gaming revenues, which prior to the law changes were subject only to gaming taxes.                   As a result of the new tax laws and due to the material income tax liability, the Company incurred an estimated foreign income tax expense of $498 and $355 for the six months ended June 30, 2014 and 2013, respectively.  Corporate income tax is payable by the end of June of the subsequent year.  Effective since September 2013, the Company began making estimated quarterly corporate income tax payments.

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

In July 2013, the FASB issued guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists, which requires that an unrecognized tax benefit, or portion of an unrecognized tax benefit, be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. If an applicable deferred tax asset is not available or a company does not expect to use the applicable deferred tax asset, the unrecognized tax benefit should be presented as a liability in the financial statements and should not be combined with an unrelated deferred tax asset. This guidance was effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2013. This guidance should be applied prospectively to all unrecognized tax benefits that exist at the effective date; however retrospective application is permitted. The Company adopted the guidance on January 1, 2014, as required. There was no material impact on its consolidated financial statements resulting from the adoption.

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

Exchange Rates

Due to the fact that the Company’s operations are located in Europe and principally in the Czech Republic, TWC’s financial results are subject to the influence of fluctuations in foreign currency exchange rates.  The revenue generated by our Czech operations is generally denominated in Euro (“EUR”) and the expenses incurred by these facilities are generally denominated in CZK.  As our primary reporting subsidiary, American Chance Casinos a.s., is a Czech entity, all revenues and expenses, regardless of sources of origin, are recognized in the Czech currency and translated to USD for reporting purposes.  A substantial change in the value of either of these currencies in relation to the value of the USD would have an impact on the results from our operations when translated into USD.  We do not hedge our foreign currency holdings.

The actual 2014 and 2013 operating results in local currency for the Czech casino units were converted to USD using the average of the daily exchange rates of each month in the reporting periods.  The monthly average exchange rates for the CZK versus the USD and EUR, respectively, are presented in the following graphical chart.

The consolidated balance sheet total amounts of the Company’s foreign subsidiaries at June 30, 2014 and December 31, 2013 were converted to USDs using the interbank exchange rates, as reported at www.oanda.com, which are depicted in the following table:

As of	USD	CZK	EUR
June 30, 2014	1.00	20.1100	0.7325
December 31, 2013	1.00	19.9038	0.7263

Critical Accounting Policies

The discussion and analysis of our consolidated financial condition and results of operations are based upon our condensed consolidated financial statements. These condensed consolidated financial statements have been prepared following US GAAP and Article 10 of Regulation S-X for interim periods and require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to potential impairment of goodwill and share-based compensation expense. As these are condensed consolidated financial statements, the reader should also review expanded information about our critical accounting policies and estimates provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-K for the year ended December 31, 2013. There have been no material changes to our critical accounting policies and estimates from the information provided in our Form 10-K for the year ended December 31, 2013.

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

Review of the Condensed Consolidated Interim Results of the Company:

Three Months Ended June 30, 2014 and 2013:

	Three Months Ended June 30,
(in thousands, except per share data)	2014	2013	Variance $	Variance %
	(unaudited)	(unaudited)

Total revenue	$9,418	$9,012	406	4.5%
Total costs and expenses	(8,503)	(8,425)	(78)	0.9%
Income before foreign income taxes	915	587	328	55.9%

Foreign income taxes	(268)	(182)	(86)	47.3%

Net income	$647	$405	242	59.8%

Earnings per common share:
Basic	$0.07	$0.05
Diluted	$0.07	$0.04

For the quarter ended June 30, 2014, our total revenues rose 4.5%, to $9.4 million, from $9.0 million for the quarter ended June 30, 2013.  The revenue increase was primarily attributable to stronger business volume in our slot business.  Consolidated casino attendance, was down 3.3% in live games, mainly due to the impact of the FIFA World Cup that began on June 12, 2014, but up 19.8% in slots.  Although DpH rose by 5.9% versus last year, the live game revenue decline was attributable to a 1.8 percentage point (“ppt”) reduction in WP from the same quarter last year.  Thus, live game revenue was down 5.0% from the same quarter in 2013, while slot revenue increased by 9.8% for the same comparison.

Our total costs and expenses increased by $78,000, or 0.9%, from $8.4 million to $8.5 million for the comparative quarters, mainly due to higher internal promotional costs and revenue-driven gaming taxes.

Income before foreign income taxes increased by $328,000, or 55.9%, from the second quarter in 2013, as a result of the above factors.

We recognized $268,000 for foreign income taxes, which were higher than the $182,000 of foreign income taxes incurred a year ago this quarter.  The increase resulted from the higher income earned.

Consequently, net income for the three months ended June 30, 2014 increased to $647,000, or a 59.8% increase from $405,000, achieved for the three months ended June 30, 2013.

Costs and Expenses

Total costs and expenses for the three months ended June 30, 2014 and 2013 are presented below:

	For the Three Months Ended
	June 30,
(amounts in thousands)	2014	2013	Variance $	Variance %
	(unaudited)	(unaudited)
Cost of revenues	$5,030	$4,875	$155	3.2%
Depreciation and amortization	413	389	24	6.2%
Selling, general and administrative	3,058	3,144	(86)	-2.7%
Other expense	2	17	(15)	-88.2%
Total costs and expenses	$8,503	$8,425	$78	0.9%

Cost of revenues for the quarter ended June 30, 2014 increased by $155,000, or 3.2%, primarily due to higher revenue-driven gaming taxes and in-house amenity expenses.  The complimentary F&B and hotel accommodations costs were recognized in the gaming departmental expenses, which totaled approximately $626,000 or 7.1% of gaming revenues for the three months ended June 30, 2014, compared with $607,000 or 7.1% of gaming revenues for the comparable quarter last year.  General gifts and giveaways represented $176,000 or 2.0% of gaming revenues, versus $160,000 or 1.9% of gaming revenues in the same quarter of 2013.  These expenses were also recognized in the gaming departmental expenses.

Depreciation and amortization expense increased by $24,000, or 6.2%, mainly due to additional assets related to the expansion of the Ceska casino, completed last June.

Selling, general and administrative costs decreased by $86,000, or 2.7%, due primarily to the absence of the marketing and promotional costs associated with the re-launching of the newly-expanded Ceska casino on June 29, 2013.

Other expense for the three months ended June 30, 2014 represents interest on capital leases, while in 2013 included interest on two loans, the Commerzbank loan and the Ceska municipal loan, which were paid off in July 2013 and January 2014, respectively.

Six Months Ended June 30, 2014 and 2013:

	Six Months Ended June 30,
(in thousands, except per share data)	2014	2013	Variance $	Variance %
	(unaudited)	(unaudited)

Total revenue	$18,540	$17,243	1,297	7.5%
Total costs and expenses	(16,909)	(16,215)	(694)	4.3%
Income before foreign income taxes	1,631	1,028	603	58.7%

Foreign income taxes	(498)	(355)	(143)	40.3%

Net income	$1,133	$673	460	68.4%

Earnings per common share:
Basic	$0.13	$0.08
Diluted	$0.12	$0.07

For the six months ended June 30, 2014, our total revenues increased by approximately $1.3 million, or 7.5%, to $18.5 million, from $17.2 million for the same period ended June 30, 2013, principally due to the approximate $1.2 million incremental increase in slot revenue.  Live game attendance and revenue was essentially flat to last year.  The increase in slot revenue is attributable to a combination of diligent attention to high-stake and regular players, our player loyalty programs, high customer service levels and popular internal promotional events.  The slot revenue increase was also supported by a 19.1% increase in slot attendance.

Our combined hotel rooms, restaurant and banquet operations, and spa revenues totaled 5.2% of the Company’s total consolidated revenue.

Our total costs and expenses increased by $694,000 or 4.3%, mainly from revenue-driven expenses and taxes, and increased internal promotional expenditures.  Our slot lease expense was $1.3 million versus approximately $1.2 million, due to the addition of 28 slot machines.

Our provision for foreign income taxes for the six months ended June 30, 2014 increased to $498,000 from $355,000 a year ago this period, resulting from the higher income base.

Consequently, we earned a net income of $1.1 million versus $673,000 of the prior year’s same six month period, a 68.4% year-over-year increase.

Costs and Expenses

Total costs and expenses for the six months ended June 30, 2014 and 2013 are presented below:

	For the Six Months Ended
	June 30,
(amounts in thousands)	2014	2013	Variance $	Variance %
	(unaudited)	(unaudited)
Cost of revenues	$10,016	$9,472	$544	5.7%
Depreciation and amortization	816	785	31	3.9%
Selling, general and administrative	6,073	5,918	155	2.6%
Other expense	4	40	(36)	-90.0%
Total costs and expenses	$16,909	$16,215	$694	4.3%

Our cost of revenues for the six months ended June 30, 2014 increased by $544,000, or 5.7%, primarily due to higher revenue-driven gaming taxes and proportionally higher slot lease expenses with the addition of 28 slot machines.

Our complimentary F&B and hotel accommodations costs were recognized in gaming departmental expenses, which totaled each $1.2 million or 7.1% and 7.4% of gaming revenues for the six months ended June 30, 2014 and 2013, respectively.  General gifts and giveaways, which were also recognized in gaming departmental expenses, represented $338,000 or 1.9% of gaming revenues for the same six months in 2014, compared with $324,000 or 2.0% of gaming revenues for the six months ended June 30, 2013, an increase of $14,000 or 4.2%.

Depreciation and amortization expense increased by $31,000, or 3.9%, contributed by new assets resulting from the expansion of the Ceska casino.

Our selling, general and administrative costs of approximately $6.1 million for the six months ended June 30, 2014 increased by $155,000 or 2.6% from the same period in 2013, principally due to shareholder-related expenses for our Board of Directors nominees and to higher project development expenses, which were partially offset by lower marketing expenditures.

Other expense of $4,000 essentially represents interest paid on capital leases, while the interest paid last year was on the Company’s diminishing Commerzbank amortized loan and the Ceska municipal loan.  The Commerzbank loan was paid off in November 2013 and the Ceska municipal loan was paid off in January 2014.

Our Operating Facilities:

Our free-standing casinos each offer free parking, a restaurant, lounge areas and multiple bars.

Ceska

Our Ceska casino, which has been re-themed in connection with an expansion and renovation project that began at the beginning of 2013 and ended at the end of the first quarter of 2014, now has a Frank Lloyd-Wright-inspired organic modern theme.  As of June 30, 2014, Ceska had 15 gaming tables, including seven card tables, seven roulette tables, and a 10-position, Slingshot, multi-win roulette table.  The casino also features 100 video slot machines.  In addition to the games, Ceska also offers five luxurious guest rooms, which, when not used as courtesy accommodations for our valuable players and guests, can be rented to paying overnight guests.  The address of our Ceska casino is Ceska Kubice 64, Ceska Kubice 345 32, Czech Republic.

Route 59

As of June 30, 2014, our Route 59 casino, which has a New Orleans in the 1920’s theme, operated 21 gaming tables, consisting of ten card tables, ten roulette tables, and a 16-position, Slingshot multi-win roulette table, as well as 120 video slot machines.  In March 2009, a reception area in the corridor between the casino and adjacent Hotel Savannah was opened to permit easier access between the two operations.  Route 59 is located at 199 American Way, Hate-Chvalovice, Znojmo 669 02

Route 55

Our Route 55 casino features a Miami Beach “Streamline Moderne” style, reminiscent of Miami Beach in the early 1950’s.  As of June 30, 2014, the two-story casino offered 23 tables, including 12 card tables, 10 roulette tables, a 16-position, Slingshot multi-win roulette table, as well as 130 video slot machines.  On the mezzanine level, the casino offers an Italian restaurant, an open buffet area, a VIP lounge, a VIP gaming room equipped with four gaming tables, which are included in the 23 table count, and three luxurious guest rooms, similar to the five guest rooms at Ceska.  Route 55 is located at Grenzubergang Wullowitz, Dolni Dvoriste 382 72, Czech Republic.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2014, we had a working capital surplus of $3.2 million, an increase of approximately $1.5 million, from the working capital surplus of approximately $1.8 million at December 31, 2013.  Net cash provided by operating activities for the six months ended June 30, 2014 was $675,000 versus $429,000 for the same prior year period, the increase coming largely from the relatively stronger net income earned.  Net cash used in investing activities was $658,000 for the six months ended June 30, 2014, compared with approximately $1.9 million in the prior year’s period, which had included capital expenditures related to our Ceska casino expansion and renovation project. During the six months ended June 30, 2014, the net cash used in financing activities consisted mainly of the $183,000 early payoff of the Ceska municipal loan we received for the purchase of the Ceska casino and related land. In the comparable six months ended June 30, 2013, net cash used in financing activities consisted of principal repayments of $850,000 and $77,000 on the Commerzbank loan and the Ceska municipal loan, respectively, plus $29,000 in stock repurchases, pursuant to the Company’s Stock Repurchase Program.

We are obligated under various contractual commitments over the next five years.  We have no off-balance sheet arrangements.  The following is a five-year summary of our commitments as of June 30, 2014:

(in thousands)		Less than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	Thereafter

Operating and capital leases (1)	$154	$108	$46	$—	$—

Employment agreement (2)	225	225

Total contractual obligations	$379	$333	$46	$—	$—

(1) Includes long-term lease for corporate office space, auto and capital leases.

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

Long Range Objective

Our operations are primarily in the gaming industry. Consequently, our senior corporate management, several of whom have extensive experience in the hotel industry, are exploring ways to diversify and expand the Company’s operations through the acquisition and/or development of new, complementary non-gaming business units, such as hotels, while continuing to grow the Company’s existing operations. We will also seek to manage or lease new business units that complement our existing operations. Acquisitions will be based on evaluations of the potential returns of projects that arise and, for certain projects, the availability of financing.  There can be no assurance regarding the business prospects with respect to any other opportunity.

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4.                                                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Exchange Act Rule 13a-15(e), which is designed to provide reasonable assurance that information, which is required to be disclosed in our reports filed pursuant to the Exchange Act, is accumulated and communicated to management in a timely manner. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and we are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.  At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including Mr. Ramadan, our CEO and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, Mr. Ramadan concluded that, as of the date of such evaluation, our disclosure controls and procedures were effective, at the reasonable assurance level in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  We made no changes in internal control over financial reporting during the second quarter of 2014 that materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                                                LEGAL PROCEEDINGS

We are often subject to various contingencies, the resolutions of which, our management believes will not have a material adverse effect on our consolidated financial position or results of operations.  We were not involved in any material litigation as of June 30, 2014, or through the date of this filing.

ITEM 1A.                                       RISK FACTORS

There has been no change of risk factors from the information provided in our Form 10-K for the year ended December 31, 2013.

The risk factors highlighted in our Form 10-K for the year ended December 31, 2013 are not the only risks our Company is facing.  Additional risks and uncertainties not currently known to us or that we deem to be immaterial at this time also may materially adversely impact our business, financial condition and operational results in the future.

ITEM 5.                                                OTHER INFORMATION

Share Repurchase

On November 12, 2013, TWC’s board of directors renewed the Company’s stock repurchase program (the “program”), in accordance with the retirement method, authorizing the repurchase of up to 500,000 shares of the Company’s Common Stock, over a 12-month period ending November 12, 2014.  The program does not obligate the Company to acquire any particular amount of Common Stock, and it could be modified, extended, suspended or discontinued at any time.  Thus, pursuant to the stock repurchase program and through a registered broker-dealer, we conducted repurchases on the open market, arriving at an outstanding 8,809,435 shares at June 30, 2014.  The repurchase transactions for the year 2014 are listed in the table below:

ISSUER PURCHASES OF EQUITY SECURITIES

Date	Total Number of Shares Purchased	Average Price Paid per Share	Cumulative Total of Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program
As of 12/31/2013		$2.80	61,500	438,500
01/09/2014	100	$2.55	61,600	438,400
03/07/2014	300	$3.01	61,900	438,100
03/12/2014	300	$3.03	62,200	437,800

ITEM 6.                                                EXHIBITS

Reference is made to the Exhibit Index hereinafter contained.

TRANS WORLD CORPORATION
EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED JUNE 30, 2014

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

(101)

The following financial information from Trans World Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, filed with the SEC on August 5, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Income Statement and Comprehensive Income (Loss) for the six and three-month periods ended June 30, 2014 and 2013 (unaudited), (ii) the Condensed Consolidated Balance Sheets at June 30, 2014 (unaudited) and December 31, 2013, (iii) the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2014 and 2013 (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements.*

*Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS WORLD CORPORATION

Date: August 5, 2014	By:	/s/ Rami S. Ramadan
President, Chief Executive Officer and
Chief Financial Officer
(Principal Executive and Financial Officer)