Form 10-Q
period 2014-09-30
TRANS WORLD CORP
filed 2014-11-06
CIK 914577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of  November 5, 2014 was 8,820,905.

TRANS WORLD CORPORATION AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2014

INDEX

PART I — FINANCIAL INFORMATION

		Page

ITEM 1.	FINANCIAL STATEMENTS:

	Condensed Consolidated Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013	1

	Condensed Consolidated Statements of Income and Comprehensive Income (Loss) for the Nine and Three Months Ended September 30, 2014 and 2013 (unaudited)	2

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2013 (unaudited)	3

	Notes to Condensed Consolidated Interim Financial Statements (unaudited)	4

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	22

ITEM 4.	CONTROLS AND PROCEDURES	22

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	22

ITEM 1A.	RISK FACTORS	22

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	23

ITEM 5.	OTHER INFORMATION	23

ITEM 6.	EXHIBITS	24

	SIGNATURES	28

i

ITEM 1.                FINANCIAL STATEMENTS

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2014 and December 31, 2013

(in thousands, except for share data)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$4,492	$6,284
Prepaid expenses	170	267
Prepaid foreign income tax	105
Other current assets	522	297

Total current assets	5,289	6,848

PROPERTY AND EQUIPMENT, less accumulated depreciation of $12,295 and $12,246, respectively	37,478	33,464

OTHER ASSETS:
Goodwill	5,591	6,093
Deposits and other assets	1,362	1,218

Total other assets	6,953	7,311

TOTAL ASSETS	$49,720	$47,623

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Long-term debt, current maturities	$242	$138
Capital lease, current portion	33	48
Accounts payable	548	583
Czech gaming tax accrual	1,695	1,948
Foreign income tax accrual		676
Accrued expenses and other current liabilities	1,849	1,702

Total current liabilities	4,367	5,095

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	4,301
Capital lease, less current portion	34	80
Deferred foreign tax liability	514	560

Total long-term liabilities	4,849	640

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 4,000,000 shares authorized, none issued
Common stock, $0.001 par value, 20,000,000 shares authorized, 8,823,405 shares in 2014 and 8,810,135 shares in 2013, issued and outstanding	9	9
Additional paid-in capital	52,822	52,578
Accumulated other comprehensive income	2,113	5,742
Accumulated deficit	(14,440)	(16,441)

Total stockholders’ equity	40,504	41,888

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$49,720	$47,623

See accompanying notes to condensed consolidated interim financial statements.

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENT

AND COMPREHENSIVE INCOME (LOSS)

Nine and Three Months Ended September 30, 2014 and 2013

(in thousands, except for share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$28,227	$26,074	$9,687	$8,831

COSTS AND EXPENSES:
Cost of revenues	15,134	14,326	5,118	4,854
Depreciation and amortization	1,218	1,193	402	408
Selling, general and administrative	9,094	8,505	3,021	2,587
	25,446	24,024	8,541	7,849
INCOME FROM OPERATIONS, before other expense and foreign income taxes	2,781	2,050	1,146	982

OTHER EXPENSE:
Interest expense	(13)	(48)	(9)	(8)

INCOME BEFORE FOREIGN INCOME TAXES	2,768	2,002	1,137	974

FOREIGN INCOME TAXES	(767)	(623)	(269)	(268)

NET INCOME	2,001	1,379	868	706

Other comprehensive income (loss), foreign currency translation adjustments, net of tax	(3,629)	33	(3,230)	2,031

COMPREHENSIVE INCOME (LOSS)	$(1,628)	$1,412	$(2,362)	$2,737

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	8,811,991	8,826,375	8,816,571	8,825,335
Diluted	9,116,988	9,052,827	9,124,206	9,051,787

EARNINGS PER COMMON SHARE:
Basic	$0.23	$0.16	$0.10	$0.08
Diluted	$0.22	$0.15	$0.10	$0.08

See accompanying notes to condensed consolidated interim financial statements.

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2014 and 2013

(in thousands)

	Nine Months Ended September 30,
	2014	2013
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,001	$1,379
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,218	1,193
Deferred board fees	25	10
Changes in operating assets and liabilities:
Prepaid expenses	(133)	3
Prepaid foreign income tax	105
Other current assets	(268)	(71)
Deposits and other assets	(261)
Accounts payable	12	(365)
Interest payable		(5)
Czech gaming tax accrual	(99)	(132)
Foreign income tax accrual	(663)	(742)
Other liabilities	565	(136)
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,502	1,134

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(745)	(2,392)
Acquisition of Hotel Columbus	(7,721)
Repayment on notes receivable		408
NET CASH USED IN INVESTING ACTIVITIES	(8,466)	(1,984)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sparkasse Loan	4,859
Principal payments on Sparkasse Loan	(26)
Principal payments on Commerzbank debt		(1,680)
Principal payments on Ceska municipal loan	(178)	(115)
Share buyback under the Stock Repurchase Program	(2)	(29)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	4,653	(1,824)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(481)	(54)

NET DECREASE IN CASH	(1,792)	(2,728)

CASH:
Beginning of period	6,284	6,887

End of period	$4,492	$4,159

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$13	$48
Cash paid during the period for foreign income taxes	$1,770	$1,383

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Deferred compensation to be paid in common stock	$221	$188

See accompanying notes to condensed consolidated interim financial statements.

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(all figures in thousands, except for exchange rate and share data)

1.              Basis of Presentation and Consolidation.

The accompanying unaudited condensed consolidated interim financial statements of Trans World Corporation and Subsidiaries (collectively, the “Company,” “TWC,” “we,” “our” or “us”) as of September 30, 2014 and December 31, 2013 and for the nine and three months ended September 30, 2014 and 2013 reflect all adjustments of a normal and recurring nature to fairly present the consolidated financial position, results of operations and cash flows as of and for the periods.  The financial statements of all foreign subsidiaries consolidated herein have been converted in accordance with accounting principles generally accepted in the United States of America (“US GAAP” or “GAAP”) for financial presentation purposes. All significant intercompany transactions and account balances have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements have been prepared by the Company according to the instructions of Form 10-Q and pursuant to the U.S. Securities and Exchange Commission’s (“SEC”) accounting and reporting requirements under Regulations S-X and S-K. Pursuant to these instructions, certain financial information and footnote disclosures normally included in such consolidated financial statements have been condensed or omitted.  In presenting the condensed consolidated interim financial statements, management makes estimates and assumptions that affect the amounts reported and related disclosures.  Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates.  Certain prior year amounts have been reclassified to conform to this year’s financial statements presentation.

These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the nine and three months ended September 30, 2014 are not necessarily indicative of the results that may occur for the year ending December 31, 2014.

The condensed consolidated balance sheet as of December 31, 2013 was derived from the Company’s audited consolidated financial statements but does not include all disclosures required by US GAAP. All monetary amounts set forth in these financial statements are in United States dollars (“USD” or “$”) unless otherwise stated herein.

2.              Nature of Business.

Trans World Corporation, a Nevada corporation, and Subsidiaries are engaged in the gaming and hotel business in the Czech Republic (“CZ”) and Germany (“DE”).

The Company owns and operates three casinos in the CZ, all under the registered brand, American Chance Casinos (“ACC”). The Ceska casino (“Ceska”), located in the town of Ceska Kubice, in the western part of the CZ, close to the German border, currently has 15 gaming tables and 100 slot machines.  The Route 55 casino (“Route 55”), located in Dolni Dvoriste, in the southern part of the CZ, close to the Austrian border, has 23 gaming tables and 124 slot machines. The Route 59 casino (“Route 59”), is located in Hate, near Znojmo, also in the southern part of the CZ, close to the Austrian border, and currently has 23 gaming tables and 118 slot machines.

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

On September 10, 2014, TWC, through its Czech subsidiary, Trans World Hotels & Entertainment a.s. (“TWH&E”), entered into a purchase agreement to acquire all of the partnership interests of a private family partnership that owned the Hotel Columbus, a four-star 117-room hotel (the “Hotel Columbus”) located in Seligenstadt, near Frankfurt, Germany, for approximately $7.4 million, excluding transfer taxes and closing costs.  The Hotel Columbus features five meeting rooms, a restaurant and separate breakfast room, each with its own kitchen, two bars, a 32-space parking

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(all figures in thousands, except for exchange rate and share data)

garage and 27 surface lot parking places, including a satellite parking area located across the street from the Hotel.  See also Note 5 “Acquisition” below for more details.

Effective January 1, 2014, in the final stage of an intercompany consolidation, Trans World Hotels k.s., which owns the Hotel Savannah & the Spa, was merged with and into TWH&E.

3.              Commitments and Contingencies.

Lease Obligations - The Company is obligated under one operating lease, for its corporate office space in New York City, expiring in March 2015.  Future aggregate minimum annual rental payments under this lease for the next twelve months are as follows:

Twelve Months Ending September 30,
2015	$43

Rent expense under this lease was approximately $66 and $65 for the nine months ended September 30, 2014 and 2013, respectively.

The Company is also obligated under a number of five-year, slot equipment operating leases, the projected costs of which are not included in the table above due to fluctuating inventory, expiring over staggered years, which provide for a monthly fixed rental fee per slot machine, and an annual option for replacement with different/newer machines during the term of the lease.  In the third quarter of 2014, the Company’s slot lease expense was $651 versus $619 in the comparable quarter in 2013, while in the nine months ending September 30, 2014, the Company’s slot lease expense was $1,992 versus $1,815 in the comparable period in 2013.  The expense increase resulted from the addition of 12 leased slot machines in September 2013.

Employment Agreements - The Company’s July 1, 2005 employment agreement with its Chief Executive Officer (“CEO”), Mr. Rami S. Ramadan, absent the intervention of either party by September 30th of each year, will renew automatically for another calendar year, currently ending December 31, 2015.  In addition to a perpetually renewable employment term of one year absent the intervention of either party, the agreement provides for annual compensation, plus participation in the Company’s benefits programs and equity incentive plans.  As of September 30, 2014, the Company is contractually obligated to pay an aggregate of approximately $563, which includes the annual base salary for the remaining quarter of 2014 and the annual base salary for the full year of 2015.  TWC also has a three-year employment agreement with our Director of Development, which is perpetually renewable and stipulates that in the event of termination without cause he will receive a lump sum severance payment equaling one-year’s base salary in effect at the time of his termination, currently totaling $233.  In the event his employment agreement is not renewed at the end of his current three-year term on December 31, 2016, he will receive a severance payment equaling three-month salary in effect at the date of the expiration of his employment agreement.

401(k) Plan - The Company maintains a contributory 401(k) plan.  This plan is for the benefit of all eligible corporate employees, who may have up to 16.5% of their salary withheld, not to exceed the maximum federally allowed amount.  The Company makes an employer-matching contribution of 60 cents for each employee dollar contributed.

Profit Sharing, Deferred Compensation and Individual Performance Plans - The Company also maintains a profit sharing plan, a deferred compensation plan,  as well as a personal performance plan for the benefit of all eligible key management employees (“KME”s).  The profit sharing plan is based on achieving certain annual financial targets, while the individual performance plan is based on each KME’s personal performance relative to pre-set performance criteria throughout the operating year.  The non-qualified, deferred compensation plan provides certain KMEs and non-employee directors the opportunity to defer receipt of specified portions of their compensation and to have such deferred amounts treated as if invested in the Common Stock of the Company.  Pursuant to a participant’s election,

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(all figures in thousands, except for exchange rate and share data)

the unfunded Deferred Plan obligations are payable in the form of Common Stock and cash upon the earlier of: (i) a designated, in-service distribution date which must be a minimum of three years from the year of the first deferral; (ii) separation from service; (iii) disability; (iv) change in control of the Company; or (v) death.  The board-approved 2014 Profit Sharing Plan (“PSP”) stipulates that 50% of each KME’s profit sharing plan award, if any, be deferred into the Company’s Deferred Compensation Plan.

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

Legal Proceedings - The Company is sometimes subject to various contingencies, the resolutions of which, its management believes, will not have a material adverse effect on the Company’s consolidated financial position or results of operations.  TWC was not involved in any material litigation as of September 30, 2014, or through the date of this filing.

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

(b)         Earnings per share - Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share incorporate the dilutive effect of common stock equivalents on an average basis during the period. The Company’s common stock equivalents currently include stock options, warrants, restricted stock, and deferred compensation stock. Thus, unexercised stock options to purchase up to 520,450 and 598,750 shares as of September 30, 2014 and September 30, 2013, respectively, were included in the computation of diluted earnings per common share, if such unexercised stock options were “in-the-money” and vested. Warrants and restricted stock to purchase up to an aggregate of 150,000 shares were also included, if they were “in-the-money” and vested.  In addition, 301,391 and 226,441 issuable shares, as of September 30, 2014 and September 30, 2013, respectively, under the Company’s Deferred Compensation Plan were also included in the computation.

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(all figures in thousands, except for exchange rate and share data)

A table illustrating the impact of dilution on earnings per share, based on the treasury stock method, is presented below:

	For the Nine Months Ended		For the Three Months Ended
(amounts in thousands, except for	September 30,		September 30,
share information)	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Basic Earnings Per Share:
Net Income	$2,001	$1,379	$868	$706

Weighted average common shares	8,811,991	8,826,375	8,816,571	8,825,335

Basic earnings per share	$0.23	$0.16	$0.10	$0.08

Diluted Earnings Per Share:
Net Income	$2,001	$1,379	$868	$706

Weighted average common shares	8,811,991	8,826,375	8,816,571	8,825,335

Addition due to the effect of dilutive securities:
Stock options, restricted stock and warrants (1)	3,606	11	6,244	11
Stock issuable under the Deferred Compensation Plan	301,391	226,441	301,391	226,441

Dilutive potential weighted average common shares	9,116,988	9,052,827	9,124,206	9,051,787

Diluted earnings per share	$0.22	$0.15	$0.10	$0.08

(1) Per the treasury stock method.

(c)          Goodwill — Goodwill represents the excess of the cost of the Company’s Czech subsidiaries over the fair value of their net assets at the date of acquisition, which consisted of the Ceska casino, and a parcel of land in Hate (upon a portion of which the Route 59 Casino and Hotel Savannah are situated). Goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. Goodwill impairment tests require the Company to first assess qualitative factors, which include macroeconomic conditions, financial performance, and industry and market considerations, to determine whether it is necessary to perform a two-step quantitative goodwill impairment test.  TWC assesses the potential impairment of goodwill annually (as of September 30th) and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Upon completion of such review, if impairment is found to have occurred, a corresponding charge will be recorded.  TWC has allocated the goodwill over two geographical reporting units that are components of the operating segment “Czech subsidiaries” and are classified as the “German reporting unit” which consists of the Ceska casino and the “Austrian reporting unit” which consists of the land in Hate.  Based on TWC’s own assessment of qualitative factors which included an analysis of macroeconomic conditions, financial performance, and industry and market considerations, the Company concluded that it was not necessary to perform a two-step quantitative goodwill impairment test and that the goodwill of the Company was not impaired as of September 30, 2014, its annual assessment date.  The Company expects to perform its next required annual assessment of goodwill during the third quarter of 2015.  Changes to goodwill during the periods presented are strictly related to the fluctuation in foreign currency exchange rates.

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

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(all figures in thousands, except for exchange rate and share data)

At September 30, 2014 and December 31, 2013, property and equipment consisted of the following:

	As of September 30, 2014	As of December 31, 2013
	(Unaudited)
Land	$3,779	$2,714
Building and improvements	34,998	31,663
Furniture, fixtures and other equipment	10,996	11,333

	49,773	45,710
Less accumulated depreciation and amortization	(12,295)	(12,246)

	$37,478	$33,464

(e)          Impairment for long-lived assets - The Company periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may be recoverable.  If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived assets, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists.  If an asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value. An estimate of the asset’s fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. The Company reports an asset to be disposed of at the lower of its carrying value or its estimated net realizable market value.  There were no impairment losses for long-lived assets recorded for the nine months ending September 30, 2014 and 2013.

(f)           Foreign currency translation – The functional currency of the Czech subsidiaries is the local Czech Koruna (“CZK”) and the functional currency of the German subsidiary is the Euro (“EUR”) currency.  However, as our primary reporting subsidiary, TWH&E, is a Czech entity, all revenues and expenses, regardless of sources of origin, are recognized (and in the case of the German hotel operation, are recognized first) in the Czech currency and translated to USD for reporting purposes.  Accordingly, the balance sheet accounts of Trans World Hotels Germany GmbH (“TWHG”), the German subsidiary that owns the Hotel Columbus, are first translated at exchange rates of one (1) EUR to CZK in effect at the end of each reporting period (with the exception of stockholders’ equity) and resulting translation adjustments are included in “accumulated other comprehensive income (loss).”  Subsequently, the consolidated Czech balance sheets (inclusive of the translated German subsidiary balance sheets) are then translated at exchange rates of CZK to US dollar (“USD”) in effect at the end of each reporting period (with the exception of stockholders’ equity) and resulting translation adjustments are included in “accumulated other comprehensive income (loss).”  Income statement accounts for TWHG are translated by applying the monthly averages of the daily exchange rates of one (1) EUR to the CZK on the respective monthly EUR income statement accounts for the period, which then follows the same translation method of Czech income statement accounts to USD.  The Czech consolidated income statement accounts are then translated by applying the monthly averages of the daily exchange rates of one (1) USD to the CZK on the respective consolidated monthly local Czech income statement accounts for the period.

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(all figures in thousands, except for exchange rate and share data)

The impact of foreign currency translation on goodwill is presented below:

	Applicable	Goodwill
	Foreign Exchange	German		Austrian
As of September 30, 2014 (in thousands, except FX)	Rate (“FX”)(2)	reporting unit		reporting unit		Total

Residual balance, as of January 1, 2003 (in USD) (1)		USD	3,042	USD	537	USD	3,579

USD residual balance, translated at June 30, 1998 (date of acquisition) FX rate of:	33.8830	CZK	103,072	CZK	18,195	CZK	121,267

2003 CZK balance, translated to USD, at September 30, 2014 FX rate of:	21.6907	USD	4,752	USD	839	USD	5,591

Net cumulative change to goodwill due to foreign currency translation		USD	1,710	USD	302	USD	2,012

(1)         Goodwill was amortized over 15 years until the Company started to comply with revised GAAP requirements, as of January 1, 2002. This balance represents the remaining, unamortized goodwill, after an impairment charge taken prior to January 1, 2003.

(2)         FX (interbank) rates taken from www.Oanda.com.

(g)          Stock-based compensation - The Company recognizes the fair value of stock-based compensation in the condensed consolidated income statements. The fair value of the Company’s stock option awards are estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections including expected stock price volatility and the estimated life of each award.  In addition, the calculation of compensation costs requires that the Company estimate the number of awards that will be forfeited during the vesting period. The fair value of stock-based awards is amortized over the vesting period of the award. There were no award expenses for the nine months ended September 30, 2014 and 2013, respectively.

(h)         Stock repurchase program -  On November 12, 2013, TWC’s board of directors renewed the Company’s stock repurchase program (the “program”), in accordance with the retirement method, authorizing the repurchase of up to 500,000 shares of the Company’s Common Stock, over a 12-month period ending November 12, 2014.  The program does not obligate the Company to acquire any particular amount of Common Stock, and it can be modified, extended, suspended or discontinued at any time.

The repurchase transactions for the nine months ended September 30, 2014 are listed in the table below:

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

(j)            Promotional allowances — Promotional allowances primarily consist of food and beverages (“F&B”) furnished gratuitously.

The promotional allowances for the three and nine months ended September 30, 2014 and 2013 are summarized below:

	(UNAUDITED)
	For the Nine Months Ended		For the Three Months Ended
	September 30,		September 30,
(amounts in thousands)	2014	2013	2014	2013

Cost of gratuitous F&B (A)	$1,702	$1,744	$568	$598
Average cost of F&B sold (B)	31.2%	35.4%	34.1%	34.0%
Retail value of F&B (A/B)	$5,455	$4,927	$1,666	$1,759

(k)         Czech gaming taxes — The Gaming Tax Law is summarized in the following table:

Basis	Gaming Tax Law *

Live Games	20% Gaming Tax from live game revenue (70% of tax paid to the federal government; 30% paid to the local municipality).

Slots	20% Gaming Tax from slot revenue (20% of tax paid to the federal government; 80% paid to the local municipality);
Fifty-five Korunas (or approximately three U.S. dollars) Gaming Tax per Slot Machine, per Day (paid to the federal government).

Net Income	19% corporate income tax on net income earned in the CZ, net of exemptions, as defined by CZ tax authorities (paid to the federal government).

* Gaming taxes are paid quarterly, by the 25th day following the end of a quarter. Estimated quarterly income tax payments were required commencing at the beginning of the third quarter of 2013, payable by the 25th day following the end of a quarter, with the final annual corporate income tax returns and payment obligation payable by June 30th of the following year.

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(all figures in thousands, except for exchange rate and share data)

TWC’s gaming-related taxes for the nine and three months ended September 30, 2014 and 2013 are summarized in the following table:

	(UNAUDITED)
	For the Nine Months Ended		For the Three Months Ended
(amounts in thousands)	2014	2013	2014	2013

Gaming revenues (live-game and slot only)	$25,262	$23,719	$8,409	$8,008

Gaming taxes on live games and slots	$5,312	$4,994	$1,767	$1,689
Gaming taxes as % of gaming revenue	21.0%	21.1%	21.0%	21.1%

In conformity with the European Union (“EU”) taxation legislation, VAT rates were 15% and 21%, depending on the product or services sold and/or received.  The Company pays its VAT directly to its vendors in connection with any purchases that are subject to this tax. Unlike in other industries, VATs are not recoverable for gaming operations. The recoverable VAT on expenses under the Hotel Savannah operation was not material for the nine and three months ended September 30, 2014 and 2013, respectively.

(l)             Income taxes — The Company complies with accounting and reporting requirements with respect to accounting for U.S. federal and foreign income taxes, which require an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and the tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized. In accordance with GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. This policy also provides guidance on thresholds, measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different entities. The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. However, management’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.   No interest expense or penalties have been recognized as of and for the nine months ended September 30, 2014 and 2013, respectively. The Company is subject to income tax examinations by major Czech taxing authorities for all tax years since 2011.

The Czech government instituted an effective corporate income tax of 19% on income derived from gaming revenues, which prior to the law changes were subject only to gaming taxes.  As a result of the new tax laws and due to the material income tax liability, the Company incurred an estimated net foreign income tax expense of $767 and $623 for the nine months ended September 30, 2014 and 2013, respectively.  Corporate income tax is payable by the end of June of the subsequent year.  Effective since September 2013, the Company began making estimated quarterly corporate income tax payments.

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(all figures in thousands, except for exchange rate and share data)

(m)     Recently issued and adopted accounting standards:

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

(n)         Segment reporting — On September 10, 2014, the Company acquired Hotel Columbus and after this acquisition, the Company determined, due to the significance of the assets acquired (see Note 5 below), and pursuant to FASB Accounting Standards Codification (“ASC”) 280, Segment Reporting, that the Company had two reportable segments, a casino segment, which consists of the three Czech casinos and Hotel Savannah, and a hotel segment which solely consists of newly acquired Hotel Columbus.  ASC 280 designates the internal reporting that is used by management for making operating decision and assessing performance as the source of the Company's reportable segments.  The Company considered segment reporting in this interim period with respect to operational disclosures and determined it was not material as there was only one month of operations for the newly acquired Hotel Columbus.  The Company intends to enhance its segment reporting disclosures during the next quarter as operations are expected to be material.

5.                                      Acquisition.

On September 10, 2014, TWC, through its Czech subsidiary, TWH&E, entered into a purchase agreement to acquire all of the partnership interests of a private family partnership that owned the Hotel Columbus, a four-star 117-room hotel property (the “Hotel Columbus”) located in Seligenstadt, Germany, near Frankfurt, for approximately $7,400, excluding transfer taxes and closing costs.  Although the transaction closed, and TWH&E acquired the Hotel Columbus on September 10, 2014, the signing parties agreed to set the acquisition date retroactive to September 1, 2014, which had no impact on the purchase price.  The purchase agreement called for the cash purchase by TWC of all of the partnership interests subject to a final reconciliation of the purchase price.

The Company acquired the partnership through a combination of cash payment from its available cash, totaling approximately EUR 2,100, or approximately $2,700, and financed the remainder by means of a EUR 3,600, or approximately $4,700, 15-year amortizable loan from a local German bank, Bank Sparkasse Langen-Seligenstadt (the “Sparkasse Loan”), at a fixed interest rate of 3.1% for the first ten years, followed by a prevailing market-based rate for this type of loan for the remainder of the term.  The loan is secured by a cash deposit equaling one year’s principal and interest payments and is held in a savings account with, and a mortgage on the hotel in favor of, the lender.  The restricted cash arising from this deposit of approximately $375 is recognized within the Company’s “Deposits and other assets” of the consolidated balance sheets.

The Sparkasse Loan was signed on September 9, 2014 and the purchase agreement was signed on September 10, 2014.  The Hotel Columbus is owned under TWC’s wholly-owned German subsidiary, Trans World Hotels Germany GmbH (“TWHG”).  Operating results from the Hotel Columbus for the month of September are included in the Company’s condensed consolidated income statement and comprehensive income (loss) for the three and nine months ended September 30, 2014, and the assets and liabilities are reflected in TWC’s condensed consolidated balance sheet as of September 30, 2014.

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(all figures in thousands, except for exchange rate and share data)

The Company accounts for its business acquisitions under the acquisition method of accounting as indicated in FASB Accounting Standards Codification 805 (“ASC 805”), Business Combinations, which requires the acquiring entity in a business combination to recognize the fair value of all assets acquired, liabilities assumed, and establishes the acquisition date as the fair value measurement point. Accordingly, the Company recognizes assets acquired and liabilities assumed in business combinations, including contingent assets and liabilities, based on fair value estimates as of the date of acquisition.

The fair value of all acquired assets and liabilities assumed summarized below is provisional pending finalization of the Company’s acquisition accounting. The Company believes that such preliminary allocations provide a reasonable basis for estimating the fair values of assets acquired and liabilities assumed but the Company is waiting for additional information necessary to finalize fair value. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date. Final determination of the fair value may result in further adjustments. There have been no measurement period adjustments to date.

Total Purchase Consideration	$7,400

Assets Acquired and Liabilities Assumed:
Land	800
Buildings	5,500
Property & Equipment	1,100
Total Tangible Assets and Liabilities	$7,400

There were no intangible assets acquired and no goodwill derived from the purchase.

The following unaudited pro forma results of operations for the interim period presented are provided for illustrative purposes only and assume the acquisition occurred as of January 1, 2013 and do not assume any cost savings from TWC’s management of the operations. The unaudited pro forma financial results do not purport to be indicative of the results of operations for future periods or the results that actually would have been realized had TWC operated the Hotel Columbus during these periods. The unaudited pro forma results are presented in thousands, except share and per share information.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
In thousands (000) except share and per share information	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$30,176	$27,849	$10,351	$9,411

NET INCOME	$2,405	$1,592	$1,063	$768

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	8,811,991	8,826,375	8,816,571	8,825,335
Diluted	9,116,988	9,052,827	9,124,206	9,051,787

EARNINGS PER COMMON SHARE:
Basic	$0.27	$0.18	$0.12	$0.09
Diluted	$0.26	$0.18	$0.12	$0.08

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

Our other two Czech casinos are located in the southern part of the CZ, close to the Austrian border.  The larger of these two, “Route 55,” located in Dolni Dvoriste, has two competitors, and our other casino, “Route 59,” is located in Hate, near Znojmo, and currently has three competitors.  Our Hotel Savannah features eight banquet halls for meetings and special events as well as a full-service restaurant and bar, and is connected to our Route 59 casino with the joint facility’s main restaurant linking the two buildings.  Along with the hotel operation, we also launched a full-service spa operation, the Spa at Hotel Savannah (the “Spa”), the operations of which are outsourced to a private, independent contractor and are attached to Hotel Savannah.  The Spa offers Ayurvedic massage therapies and an indoor pool.  Hotel Savannah and the Spa have eight regional competitors, five of which are located in Austria.

On November 23, 2011, we acquired the Ceska casino building and associated land and an adjacent outbuilding and related plot from the town of Ceska Kubice, from which we had been renting the facilities. The acquisition allowed us to undertake much needed capital improvements to the building, as competition in the Ceska area has increased dramatically in recent years.  We invested approximately CZK 36.0 million, or $1.8 million, for the first phase of the capital improvements, which was to expand the Ceska facility by connecting the existing casino with an annex building, in which five VIP guest rooms, offices, and storage areas are located.  The work encompassed additional renovation and reconfiguration of existing slot areas.  The remodeled slot room permitted the addition of 20 video slot machines, which were added on September 1, 2013.  The second phase, with a budget of CZK 4.6 million, or approximately $231,000, was completed in the first quarter of 2014.  The total cost of the building purchase, facility expansion and renovation has been funded by excess cash flow from the Company’s operations.

On September 10, 2014, TWC, through its Czech subsidiary, Trans World Hotels & Entertainment (“TWH&E”), entered into a purchase agreement to acquire all of the partnership interests of a private family partnership that owned the Hotel Columbus, a four-star 117-room hotel (the “Hotel Columbus”) located in Seligenstadt, Germany, near Frankfurt, for approximately $8.0 million, inclusive of transfer taxes and closing costs.  Although the transaction closed, and TWH&E acquired the Hotel Columbus on September 10, 2014, the signing parties agreed to set the acquisition date retroactive to September 1, 2014, which had no impact on the purchase price.  The purchase agreement called for the cash purchase by TWC of all of the partnership interests subject to a final reconciliation of the purchase price (see also Note 5 of the Notes to the Condensed Consolidated Interim Financial Statements above).

Exchange Rates

Due to the fact that the Company’s operations are located in Europe and principally in the Czech Republic and Germany, TWC’s financial results are subject to the influence of fluctuations in foreign currency exchange rates.  For our Czech operations, the revenue generated is generally denominated in Euro’s (“EUR” or “€”) and the expenses incurred by these facilities are generally denominated in CZK.  For our German hotel operation, the revenue generated and expenses incurred are primarily denominated in EUR.  As our primary reporting subsidiary, TWH&E a.s., is a Czech entity, all revenues and expenses, regardless of sources of origin (including that of Hotel Columbus), are recognized in the Czech currency and translated to USD for reporting purposes.  A substantial change in the value of either of these currencies in relation to the value of the USD would have an impact on the results from our operations when translated into USD.  We do not hedge our foreign currency holdings.

In our financial statements, the actual 2014 and 2013 operating results for the Czech casino and hotel units and for the German hotel operation were first converted to CZK, and then were converted to USD using the average of the daily exchange rates of each month in the reporting periods.  The monthly average of daily exchange rates for the CZK versus the USD and EUR, respectively, are presented in the following graphical chart.

The consolidated balance sheet total amounts of the Company’s foreign subsidiaries at September 30, 2014 and December 31, 2013 were converted to USDs using the interbank exchange rates, as reported at www.oanda.com, which are depicted in the following table:

As of	USD	CZK	EUR
September 30, 2014	1.00	21.6907	0.7882

December 31, 2013	1.00	19.9038	0.7263

Critical Accounting Policies

The discussion and analysis of our consolidated financial condition and results of operations are based upon our condensed consolidated financial statements. These condensed consolidated financial statements have been prepared following the US GAAP and Article 10 of Regulation S-X for interim periods and require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to potential impairment of goodwill and share-based compensation expense. As these are condensed consolidated financial statements, the reader should also review expanded information about our critical accounting policies and estimates provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-K for the year ended December 31, 2013. There have been no material changes to our critical accounting policies and estimates from the information provided in our Form 10-K for the year ended December 31, 2013, other than management’s current application of the acquisition method of accounting as indicated in ASC 805, Business Combinations.

RESULTS OF OPERATIONS

Performance Measures and Indicators

In discussing the consolidated results of operations, we may use or refer to performance measures and indicators that are common to the gaming industry, such as: (i) total live game drop, the dollar value of gaming chips purchased in a given period; (ii) live game drop per head (“DpH”), the per guest average dollar value of gaming chips purchased for cash; (iii) daily income per slot machine; (iv) net win, the difference between gaming wagers and the amount paid out to patrons; (v) win (or hold) percentage (“WP”), the ratio of net win over total drop; (vi) occupancy rate, the number of rooms sold divided by the number of rooms available; (vii) average daily rate (“ADR”), the average of room rental rates paid by patrons per day; and (viii) revenue per available room for rent (“RevPAR”), revenue generated per available room.  These measures are “non-GAAP financial measures.”

Review of the Condensed Consolidated Interim Results of the Company:

Three Months Ended September 30, 2014 and 2013:

	Three Months Ended September 30,
(in thousands, except per share data)	2014	2013	Variance $	Variance %
	(Unaudited)	(Unaudited)

Total revenues	$9,687	$8,831	$856	9.7%
Total costs and expenses	(8,550)	(7,857)	(693)	8.8%
Income before foreign income taxes	1,137	974	163	16.7%

Foreign income taxes	(269)	(268)	(1)	0.4%

Net income	$868	$706	$162	22.9%

For the quarter ended September 30, 2014, our total revenues increased by 9.7%, to approximately $9.7 million, from $8.8 million for the quarter ended September 30, 2013.  The revenue improvement was primarily attributable to a combination of strong slot and hotel revenues achieved, as well to the one-month revenues contributed by our newest operation, Hotel Columbus.  The total revenue increase was supported by a 13.1% consolidated casino attendance increase and an 8.1% increase in slot revenue, when compared with the prior year’s quarter.  Consolidated DpH rose by 1.7% while our WP declined by 1.5 percentage points (“ppts”), the effect of which resulted in flat live game revenue to the comparative quarter a year ago.  Hotel Savannah also saw a 9.3 ppts increase in its occupancy versus the same quarter last year, due to an increase in the number of group and conference events held at the hotel as well as a 15.9% increase in food and beverage (“F&B”) revenues contributed by these same groups and events.

Our total costs and expenses increased by $693,000, or 8.8%, for the comparative quarter in 2014, mainly due to higher revenue-driven and business volume-driven expenses, such as gaming taxes and player amenities.  The increase was also partly due to operating costs of the Hotel Columbus, which did not exist last year, and to additional accruals for the 2014 Profit Sharing Plan (“PSP”), as a result of stronger income earned, which, in aggregate, were partially offset by the absence of marketing and promotional costs, associated with the re-launch of the newly-expanded Ceska casino in 2013.

Income before foreign income taxes climbed by $163,000, or 16.7%, compared with the third quarter in 2013, as a result of the stronger revenues achieved this quarter.

For the third quarter, we incurred $269,000 for foreign income taxes, which were similar to the prior year’s comparable quarter.

Consequently, we earned net income of $868,000 for the three months ended September 30, 2014, which was $162,000, or 22.9%, higher than the same three-month period in 2013.

Costs and Expenses

Total costs and expenses for the three months ended September 30, 2014 and 2013 are presented below:

	For the Three Months Ended
	September 30,
(amounts in thousands)	2014	2013	Variance $	Variance %
	(Unaudited)	(Unaudited)

Cost of revenues	$5,118	$4,854	$264	5.4%
Depreciation and amortization	402	408	(6)	-1.5%
Selling, general and administrative	3,021	2,587	434	16.8%
Interest expense	9	8	1	12.5%
Total costs and expenses	$8,550	$7,857	$693	8.8%

Cost of revenues for the quarter ended September 30, 2014 increased by $264,000, or 5.4%, primarily due to higher revenue-driven and volume driven costs, such as gaming taxes, staffing and F&B inventory and preparation costs.  The increase was also due operating costs of the Hotel Columbus that did not exist a year ago this quarter, as mentioned above.  Gifts and give-aways were up 13.8% while complimentary buffets and beverages at our casinos were up 1.7% in the quarterly comparison.  The complimentary F&B and hotel accommodations costs were recognized in the gaming departmental expenses, which totaled approximately $641,000 or 7.3% of gaming revenues for the three months ended September 30, 2014, compared with $630,000 or 7.6% of gaming revenues for the comparable quarter last year.  General gifts and giveaways represented $190,000 or 2.2% of gaming revenues, versus $167,000 or 2.0% of gaming revenues in the same quarter of 2013.  These expenses were also recognized in the gaming departmental expenses.

Depreciation and amortization expense decreased by $6,000, or 1.5%, due to the end of life of certain depreciable assets.

Selling, general and administrative costs increased by $434,000, or 16.8%, due primarily to additional accruals for the PSP, as a result of stronger income earned, and to the overhead expenses of Hotel Columbus, which did not exist last year, which, in aggregate, were partially offset by the absence of marketing and promotional activities surrounding the re-launching of the newly-expanded Ceska casino on June 29, 2013.  The increase was also partly due to shareholder-related expenses to select nominees for our Board of Directors, as well as the addition of two members to our Board of Directors (see also Part II — Other Information, Item 2 — “Unregistered Sales of Equity Securities and Use of Proceeds”).

Interest expense of $9,000 essentially represents interest paid on the Sparkasse Loan, which the Company secured to help finance the acquisition of Hotel Columbus, while interest expense of the prior year’s third quarter was contributed largely by interest on capital leases and the residual Ceska municipal loan.

Nine Months Ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
(in thousands, except per share data)	2014	2013	Variance $	Variance %
	(Unaudited)	(Unaudited)

Total revenues	$28,227	$26,074	$2,153	8.3%
Total costs and expenses	(25,459)	(24,072)	(1,387)	5.8%
Income before foreign income taxes	2,768	2,002	766	38.3%

Foreign income taxes	(767)	(623)	(144)	23.1%

Net income	$2,001	$1,379	$622	45.1%

For the nine months ended September 30, 2014, our total revenues increased by approximately $2.2 million, or 8.3%, to $28.2 million, from approximately $26.1 million for the same period ended September 30, 2013, primarily due to substantial business improvement in slots, further supported by hotel revenue growth at Hotel Savannah and the addition of one-month’s revenues from Hotel Columbus.  Total casino attendance was up 9.9% from a year ago, while

DpH also rose by 4.5% over the same period comparison.  The attendance improvement was attributable to the continued success of our player loyalty programs, high levels of customer service and offering popular internal promotional events.

Our combined hotel rooms, restaurant and banquet operations, and spa revenues totaled 6.6% of the Company’s total consolidated revenue.

Our total costs and expenses increased by approximately $1.4 million or 5.8%, mainly from revenue-driven costs, such as gaming taxes, staffing and player amenities.  Contributing also to this increase were accruals for the PSP as a result of stronger income earned, and to higher development-related expenses, plus shareholder-related expenses to select nominees for our Board of Directors nominees, as well as the addition of two members to our Board of Directors (see also Part II — Other Information, Item 2 — “Unregistered Sales of Equity Securities and Use of Proceeds”).  Our slot lease expense for the nine months ended September 30, 2014 was approximately $2.0 million versus $1.8 million of the prior year’s period, due to the addition of 12 leased slot machines.

Consequently, we earned income before foreign income taxes of approximately $2.8 million versus $2.0 million of the prior year’s same nine month period.

We incurred $767,000 in estimated foreign income taxes, which was an increase of 23.1% over the same nine-month period a year ago.  The increase was due to a higher taxable income base.

As a result, we earned a net income of $2.0 million for the nine months ended September 30, 2014, versus approximately $1.4 million a year ago this period.

Costs and Expenses

Total costs and expenses for the nine months ended September 30, 2014 and 2013 are presented below:

	For the Nine Months Ended
	September 30,
(amounts in thousands)	2014	2013	Variance $	Variance %
	(Unaudited)	(Unaudited)

Cost of revenues	$15,134	$14,326	$808	5.6%
Depreciation and amortization	1,218	1,193	25	2.1%
Selling, general and administrative	9,094	8,505	589	6.9%
Interest expense	13	48	(35)	-72.9%
Total costs and expenses	$25,459	$24,072	$1,387	5.8%

Our cost of revenues for the nine months ended September 30, 2014 increased by $808,000, or 5.6%, when compared with last year’s nine-month period, primarily due to higher revenue- and volume-driven costs, as highlighted above.

Our complimentary F&B and hotel accommodations costs were recognized in gaming departmental expenses, which totaled approximately $1.9 million or 7.2% of gaming revenues for the nine months ended September 30, 2014, versus $1.8 million or 7.5% of gaming revenues for the comparable nine-month period in 2013.  General gifts and giveaways, which were also recognized in gaming departmental expenses, represented $528,000 or 2.0% of gaming revenues for the nine months ended September 30, 2014, compared with $491,000 or 2.0% of gaming revenues for the nine months ended September 30, 2013, an increase of $37,000 or 7.5%, contributed by higher casino attendance.

Depreciation and amortization expense increased by $25,000, or 2.1%, largely due to the addition of assets, related to the expansion of Ceska casino and Hotel Columbus.

Our selling, general and administrative costs of approximately $9.1 million for the nine months ended September 30, 2014 increased by $589,000 or 6.9% from the same nine-month period in 2013, principally due to higher expenses as detailed above in total costs and expenses.

Interest expense of $13,000 represents interest paid on the Company’s Sparkasse Loan and on minor capital leases.  The prior year’s interest was contributed largely by Commerzbank amortized loan, which was early-retired without penalty on July 4, 2013, in advance of its maturity date of November 4, 2013.

Our Facilities:

Our free-standing casinos each offer free parking, a restaurant, lounge areas and multiple bars.

Ceska

Our Ceska Casino, which has been re-themed in connection with an expansion and renovation project that began at the beginning of 2013 and ended at the end of the first quarter of 2014, now has a Frank Lloyd-Wright-inspired organic modern theme.  As of September 30, 2014, Ceska had 15 gaming tables, including seven card tables, seven roulette tables, and a 10-position, Slingshot, multi-win roulette table.  The casino also features 100 video slot machines.  In addition to the games, Ceska also offers five luxurious guest rooms, which, when not used as courtesy accommodations for our valuable players and guests, can be rented to paying overnight guests.  The address of our Ceska casino is Ceska Kubice 64, Ceska Kubice 345 32, Czech Republic.

Route 59

As of September 30, 2014, our Route 59 Casino, which has a New Orleans in the 1920’s theme, operated 21 gaming tables, consisting of ten card tables, ten roulette tables, and a 16-position, Slingshot multi-win roulette table, as well as 120 video slot machines.  In March 2009, a reception area in the corridor between the casino and adjacent Hotel Savannah was opened to permit easier access between the two operations.  Route 59 is located at 199 American Way, Hate-Chvalovice, Znojmo 669 02.

Route 55

Our Route 55 Casino features a Miami Beach “Streamline Moderne” style, reminiscent of Miami Beach in the early 1950’s.  As of September 30, 2014, the two-story casino offered 23 tables, including 12 card tables, 10 roulette tables, a 16-position, Slingshot multi-win roulette table, as well as 130 video slot machines.  On the mezzanine level, the casino offers an Italian restaurant, an open buffet area, a VIP lounge, a VIP gaming room equipped with four gaming tables, which are included in the 23 table count, and three luxurious guest rooms, similar to the five guest rooms at Ceska.  Route 55 is located at Grenzubergang Wullowitz, Dolni Dvoriste 382 72, Czech Republic.

Hotel Savannah and the Spa at Hotel Savannah

As a complement to our gaming operations, in January 2009, we opened Hotel Savannah, a 77-room, European four-star deluxe hotel, the first, constructed from the ground up, hotel for the Company.  In conjunction with opening the hotel, we also launched a full-service spa, the Spa, which is attached to the hotel. The Spa, which features a large indoor pool and Ayurvedic massage therapy, is sub-contracted to a local operator.  Hotel Savannah, which offers eight banquet halls for meetings and conventions, is connected to our Route 59 casino with the hotel restaurant linking the two buildings.  The combined operation of the hotel and Spa has proven to benefit Route 59 by attracting additional business to the casino, contributing incremental cash, and enhancing the Company’s overall results.

Hotel Columbus

In September 2014, we acquired our newest hotel, a four-star 117-room hotel, Hotel Columbus, located in the suburbs of Seligenstadt, Germany, about a 20-minute, equidistant drive from Frankfurt city center and the Frankfurt International Airport.  Hotel Columbus was constructed in 2001 and was operated profitably, at the time of purchase, by a private family, primarily as a business hotel.  Hotel Columbus currently has 99 single rooms and 18 double rooms.  It also features six meeting rooms, a spacious restaurant and separate breakfast room, each with its own kitchen, two bars, a 37-place parking garage and 22 surface lot parking places.   TWC believes that the addition of this hotel will further contribute the Company’s profitability and diversification goals.  Hotel Columbus is located at Am Reitpfad 4, 63500 Seligenstadt, Germany.

Sales and Marketing

We utilize a wide range of media marketing and promotional programs in an effort to secure and enhance our competitive position in the respective markets being served and to differentiate our product from our competitors.  With respect to our Czech casinos, we aggressively target key cities in our media campaigns, most notably Vienna and Linz in Austria, and Regensburg in Germany as well as the areas surrounding these cities, all of which are within driving distance of our casinos.  We intend to market the Hotel Columbus to the Frankfurt business and tourist markets, as well as the surrounding communities.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2014, we had a working capital surplus of approximately $922,000, a decrease of $831,000, from the working capital surplus of approximately $1.8 million at December 31, 2013.  Net cash provided by operating activities for the nine months ended September 30, 2014 was $2.5 million versus $1.1 million for the same prior year period, largely due to the stronger revenue achieved.  Net cash used in investing activities was approximately $8.5 million for the nine months ended September 30, 2014, and was primarily due to acquisition of the Hotel Columbus and capital expenditures related to the second phase of our Ceska casino expansion and renovation project.  For the first nine months of 2013, net cash used in investing activities of approximately $2.4 million was due to capital expenditures related to the first phase of our Ceska casino expansion and renovation project, which were partially offset by repayments on notes receivable that have since been retired.  Net cash provided by financing activities consisted of the approximately $4.9 million proceeds of Sparkasse Loan, which was partially offset by the first payment on the loan itself, the retirement of the Ceska municipal loan and some minor buyback activity related to our Stock Repurchase Program.  In the prior year’s first nine months, cash used in financing activities consisted primarily of the retirement of the Commerzbank loan, principal payments on the Ceska municipal loan and stock buyback activities.

We are obligated under various contractual commitments over the next fifteen years.  We have no off-balance sheet arrangements.  The following is a summary of our commitments as of September 30, 2014:

(in thousands)		Less than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	Thereafter
Long-term, secured debt, foreign (1)	$4,543	$242	$507	$539	$3,255
Slot machine leases (2)	9,240	1,848	3,696	3,696
Operating and other capital leases (3)	115	81	34
Employment agreement (4)	796	683	113
Total contractual obligations	$14,694	$2,854	$4,350	$4,235	$3,255

(1)         Represents the Sparkasse Loan, a 15-year, fixed interest rate of 3.1% for the first ten years, followed by a prevailing market-base interest rate for this type of loan.

(2)         The annual slot lease expenses are estimated, since each slot machine is on a five-year lease with varying term maturity, and can be terminated at any time, with a 3-month payment penalty.

(3)         Includes long-term lease for corporate office space, auto and capital leases.

(4)         Represents the salary obligation under two corporate executives’ employment agreements.

PLAN OF OPERATIONS

We strive to develop and implement marketing and operational strategies that are designed to increase attendance and revenues at our existing locations in the Czech Republic and Germany, while striving to minimize costs, through cost-sharing alliances with non-competing businesses such as food and beverage vendors, where advantageous. We endeavor to find synergy of operations between our Route 59 Casino and our Hotel Savannah to enhance revenues, while reducing operational redundancies.

Long Range Objective

Our operations are in the gaming and hospitality industries.  Our senior corporate management, several of whom have extensive experience in the hotel industry, is exploring ways to diversify and expand the Company’s operations through the acquisition and/or development of new, complementary non-gaming business units, such as hotels, while continuing to grow the Company’s existing operations. We will also seek to manage or lease new business units that complement our existing operations. Acquisitions will be based on evaluations of the potential returns of projects that arise and, for certain projects, the availability of financing.

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4.                                                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Exchange Act Rule 13a-15(e), which is designed to provide reasonable assurance that information, which is required to be disclosed in our reports filed pursuant to the Exchange Act, is accumulated and communicated to management in a timely manner. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and we are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.  At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including Mr. Ramadan, our CEO and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, Mr. Ramadan concluded that, as of the date of such evaluation, our disclosure controls and procedures were effective.  We made no changes in internal control over financial reporting during the third quarter of 2014 that materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                                                LEGAL PROCEEDINGS

We are often subject to various contingencies, the resolutions of which, our management believes will not have a material adverse effect on our consolidated financial position or results of operations.  We were not involved in any material litigation during the quarter ended September 30, 2014, or through the date of this filing.

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

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 17, 2006, the Compensation Committee of the Board of Directors of Trans World Corporation (the “Registrant” or the “Company”) unanimously approved and adopted the Company’s Deferred Compensation Plan (the “Deferred Plan”), which provides certain key employees and non-employee directors the opportunity to elect to defer receipt of specified portions of their compensation and to have such deferred amounts treated as if invested in the Common Stock of the Company. All directors of the Registrant are participants in the Deferred Plan.

The unfunded Deferred Plan obligations are payable only in the form of Common Stock upon the earlier of:   (i) a designated, in-service distribution date which must be a minimum of three years from the year of the first deferral; (ii) separation of service from the Company; (iii) disability; (iv) change in control of the Company; or (v) death. A participant’s election form must specify whether the payments will be made by lump sum or by installments, and the number of annual installments (with a minimum of two and a maximum of five installments) as may be directed by the participant in his or her election form.

In accordance with the agreement by and among the Registrant and three of its major stockholders dated April 21, 2014 (a copy of which was filed as Exhibit 10.1 to the Form 8-K with the Securities and Exchange Commission (“SEC”) on April 22, 2014), Mr. Julio E. Heurtematte, Jr. and Mr. Geoffrey B. Baker, who had been directors of the Company since 1998 and 1999, respectively agreed to retire from the Board as of the 2014 Annual Meeting of Stockholders, were not nominated to the Board by the Nominating Committee and therefore did not run for re-election at the 2014 Annual Meeting. Consequently, their service to the Company was terminated as of the date of the Annual Meeting and they became eligible to receive the deferred compensation that had been accrued for them by the Company under the Deferred Plan at such date.

The Company issued, on August 15, 2014, to each of Mr. Heurtematte and Mr. Baker (the “Former Directors”) 6,985 (or a total of 13,970) authorized but unregistered shares of the common stock, $0.001 par value per share (“Common Stock”), plus each a check for approximately $38.00 representing the cumulative residual balance of their quarterly deferments. These stock and cash issuances were in full satisfaction of TWC’s obligation (which amounted to an aggregate of approximately $46,600.00) to them under the Deferred Plan.

The issuance of such shares of the Company’s Common Stock was effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act of 1933, as amended (the “Securities Act”) and in Section 4(2) of the Securities Act, based on the following: (a) the Former Directors confirmed to the Company that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) the Former Directors confirmed to the Company that they were acquiring the Common Stock for their personal accounts and not with a view towards distribution or sale thereof; (c) there was no public offering, advertising or general solicitation with respect to the issuance of the Common Stock; (d) the Company instructed its Transfer Agent and Registrar to issue share certificates representing the Common Stock to the Former Directors that contain a legend putting the public on notice that such shares are “restricted securities;” and (e) the Former Directors confirmed in writing to the Company that the shares of Common Stock being issued have not been registered under the Securities Act or any state securities laws, and are “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and the Common Stock can only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

ITEM 5.                                                OTHER INFORMATION

Share Repurchase

On November 12, 2013, TWC’s board of directors renewed the Company’s stock repurchase program (the “program”), in accordance with the retirement method, authorizing the repurchase of up to 500,000 shares of the Company’s Common Stock, over a 12-month period ending November 12, 2014.  The program does not obligate the Company to acquire any particular amount of Common Stock, and it can be modified, extended, suspended or discontinued at any time.  Thus, pursuant to the stock repurchase program and through a registered broker-dealer, we conducted repurchases on the open market, arriving at an outstanding 8,809,435 shares at September 30, 2014.  The repurchase transactions for the nine months ended September 30, 2014 are listed in the table below:

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

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

(101)

The following financial information from Trans World Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, filed with the SEC on November 6, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statement of Income and Comprehensive Income (Loss) for the nine and three-month periods ended September 30, 2014 and 2013, (ii) the Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (iii) the Condensed Consolidated Statement of Cash Flows for the nine-month periods ended September 30, 2014 and 2013, and (iv) Notes to Condensed Consolidated Interim Financial Statements (all of which are unaudited).*

*Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS WORLD CORPORATION

Date: November 6, 2014	By:	/s/ Rami S. Ramadan
President, Chief Executive Officer and
Chief Financial Officer
(Principal Executive and Financial Officer)