Form 10-K
period 2014-12-31
TRANS WORLD CORP
filed 2015-03-11
CIK 914577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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
Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐  NO ☒

The aggregate market value of the Common Stock of the Registrant held by non-affiliates as of June 27, 2014, based upon the average bid and asked price of $3.30 as reported on the OTC Bulletin Board on that date, was $29,071,136.00.  As of March 10, 2015, there were 8,821,205 shares of Common Stock of the Registrant deemed outstanding.

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

TRANS WORLD CORPORATION
FORM 1O-K

i

			Page
PART IV.
	Item 15.	Exhibits and Financial Statement Schedules	73

EXHIBITS INDEX			73
SIGNATURES			77
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS			27

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

All references to “$” or “USD” means U.S. dollars, “€” or “EUR” means euros and “CZK” means Czech korunas.  Unless noted otherwise, all USD equivalents of foreign currency amounts are converted at the year-end exchange rates, of December 31, 2014.

Item 1.  Business.

General Development of Business

Trans World Corporation (hereinafter referred to as “we,” “us,” “Company,” or “TWC” or terms of similar import) was organized as a Nevada corporation in October 1993 for the acquisition, development and management of gaming establishments, to the extent permitted by applicable local laws, featuring live and mechanized gaming, including video gaming devices such as video poker machines, primarily in Louisiana.  In 1998, we amended our operating strategy by shifting our focus to the casino market in Europe.  Furthermore, as a means of diversification of our business, we have also expanded our growth strategy to develop and/or acquire small-to-mid-size four-star hotels of 80-400 rooms located in or near key metropolitan and resort areas of Europe, which may also include gaming operations.

Today, we operate three full-service casinos, one of which is attached to a complementary full-service hotel, the Hotel Savannah and Spa, referred to jointly herein as the “Route 59 Complex.”  The three casinos are in the Czech Republic, located in Ceska Kubice (“Ceska”), Hate (“Route 59”), and Dolni Dvoriste (“Route 55”). The Czech casinos, which conduct business under our registered brand name, American Chance Casinos (“ACC”), are situated at border locations and draw the majority of their customers from Germany and Austria.  Each of the casinos has a distinctive theme, portraying recognizable American design: Frank Lloyd-Wright-inspired “Organic Modern” in the 1930’s for Ceska; New Orleans in the 1920’s for Route 59; and Miami Beach “Streamline Moderne” in the early 1950’s for Route 55.  ACC’s operating strategy centers on differentiating its products and service offerings from its direct competitors, the very formal German and Austrian casinos in our market areas, and as a result, management has strived to create gaming environments with casual and exciting atmospheres, emphasizing entertainment and state-of-the-art equipment.  Further, as part of the ACC operating formula, our management endeavors to uphold the integrity and professionalism of our operations as a means to dispel any concerns that customers and governments might have about gambling.

In addition to the above gaming operations, the Route 59 Complex includes a 77-room, four-star deluxe hotel, the Hotel Savannah, which is physically connected to our Route 59 casino in Hate, and a full-service spa, the Spa at Savannah (the “Spa”), which is operated by an independent contractor and is attached to the hotel.  The hotel features eight banquet halls for meetings and special events as well as a full-service restaurant and bar.

Effective November 28, 2013, in order to reflect the Company’s industry diversification, we changed the name of our primary Czech operating subsidiary, American Chance Casinos a.s., to “Trans World Hotels & Entertainment, a.s.” (“TWH&E”), while still operating our casinos under the ACC brand, without interruption.  Effective January 1, 2014, in the final stage of consolidation, Trans World Hotels k.s., which owned the Hotel Savannah and the Spa, was merged into TWH&E.

On September 10, 2014, TWC, through its Czech subsidiary, TWH&E, acquired all of the partnership interests of a private family partnership that owned the Hotel Columbus, a four-star, 117-room hotel (the “Hotel Columbus”) located in Seligenstadt, near Frankfurt, Germany, for approximately $6.9 million, excluding transfer taxes and closing costs. Although the transaction closed, and TWH&E acquired the Hotel Columbus on September 10, 2014, the signing parties agreed to set the acquisition date retroactive to September 1, 2014, which had no impact on the purchase price.  The Hotel Columbus features five meeting rooms, a restaurant and separate breakfast room, each with its own kitchen, two bars, a 32-space parking garage and 27 surface lot parking places, including a satellite parking area located across the street from the Hotel. See also Note 13 - “Acquisition and Purchase Price Allocation” of the Notes to the Consolidated Financial Statements, included in this Annual Report in Part II, Item 8.

Following the Hotel Columbus acquisition, we determined that the Company had two reportable segments: a casino segment and a hotel segment.  We have reflected such change in our financial reporting for the year ended December 31, 2014.

Although our principal executive offices are located in New York City, we have no operating presence in the United States.  Information about our reporting units and geographic areas of operation is incorporated by reference from Note 1 of the Notes to Consolidated Financial Statements included in this Annual Report in Part II, Item 8.

Corporate Information

Our corporate offices are located at 545 Fifth Avenue, Suite 940, New York, New York 10017, our telephone number is (212) 983-3355, our website is www.transwc.com and the ACC website is www.acc.cz.  Neither website is a part of this Form 10-K.

Description of Business

TWC is engaged in the acquisition, development and management of niche casino operations in Europe, which feature gaming tables and mechanized gaming devices, such as video slot machines, as well as the acquisition, development and management of small-to-mid-size four-star hotels, which may include casino facilities.  Our expansion into the hotel industry is founded on management’s belief that hotels in the small-to-mid-size class are complementary to our casino brand, that opportunities in one of these two industries often lead to, or are tied to, opportunities in the other industry, and that a more diversified portfolio of assets gives us greater stability and makes TWC more attractive to potential investors.  Further, several of our top management executives have extensive experience in the hotel industry.

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

As of December 31, 2014, six casinos operate in direct competition with our Ceska casino.  Each of our Route 59 and Route 55 casinos currently has two direct competitors.  Some of these competitors are larger and have financial and/or other resources that are greater than ours.

While we do not consider our gaming business to be seasonal, it is occasionally impacted by extreme weather conditions and major sporting events, such as the Football (i.e., soccer) World Cup and the (Football) Euro Cup, that keep potential customers from visiting our casinos.  See also Item 1A “Risk Factors — Climate Impact.”

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

Costs and Effects of Environmental Compliance

We incurred no material costs or effects of environmental compliance for the year ended December 31, 2014.  See also Part I, Item 1A “Risks Factors — Climate Impact.”

Research and Development

The Company does not engage in research and development other than internal market research for general business development, and does not account for research expenditures separately under generally accepted accounting principles and did not incur any separate research and development expense for 2014 or 2013.

Available Information - Internet Access

We are a “smaller reporting company” under the rules of the Securities and Exchange Commission (“SEC”). Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) are available free of charge on or through our website (www.transwc.com) as soon as reasonably practicable after we electronically file the material with the Securities and Exchange Commission. In addition, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers (including the Company) that file electronically with the SEC.

Our Facilities

As a complement to our gaming operations, in January 2009, we built and opened Hotel Savannah, a 77-room, European four-star deluxe hotel, the first constructed hotel for the Company.  In conjunction with opening the hotel, we also launched a full-service spa, the Spa, which is attached to the hotel.  The Spa features a large indoor pool and Ayurvedic massage therapy, which is sub-contracted to a local operator.  Hotel Savannah, which features eight banquet halls for meetings and conventions, is connected to our Route 59 casino with the hotel restaurant linking the two buildings.  The combined operation of the hotel and spa is intended to and has proven to benefit Route 59 by attracting additional business to the casino, contributing incremental cash, and enhancing the Company’s overall results.

Our free-standing casinos each offer free parking, a restaurant, lounge areas and multiple bars.  We own the land and buildings that comprise our casino and hotel assets.  Each of our casinos is within an hour’s drive from a major city in either Germany (i.e., Regensburg) or Austria (i.e., Vienna and Linz).

On November 23, 2011, TWC purchased the Ceska casino building, associated land and an adjacent outbuilding and related plot from the town of Ceska Kubice, from which TWC had been renting the facilities.  The combined price was 11.6 million CZK, or at that time, $612,000.  In conjunction with this purchase, TWC was granted by the township of Ceska Kubice a three-year municipal loan of CZK 9.0 million, or $395,000. The loan, which was due to mature on November 23, 2014, was paid in full on January 16, 2014.  The acquisition allowed us to undertake much needed capital improvements to the building, as competition in the Ceska area has increased dramatically in recent years.  By the end of 2014, we had invested in total approximately CZK 48.6 million, or $2.1 million, into our expansion and renovation program for the Ceska Casino.  The first phase expanded the Ceska facility by connecting the existing casino with an annex building, in which five private, luxurious guest-sleeping rooms, equipped with full amenities, used primarily as courtesy accommodations for our VIP clients; administrative offices; and storage areas are now located. Additionally, the expansion phase encompassed the enlargement of the restaurant and the entertainment facility and construction of a new, expansive reception area.  The project was planned in such a way so as to avoid any disruption to the casino’s operations.  As a result of the completion of the first phase of the project, the casino increased its real estate footprint by nearly 60%, to 13,644 square feet of space, or 1,268 square meters, not including an expanded outdoor parking lot.  Ceska has now surpassed Route 55 as the largest casino property we own.  The casino held a gala re-launch on June 29, 2013.  The second phase, consisting mainly of renovation of older parts of the casino, with a budget of CZK 4.6 million, or approximately $202,000, was completed at the end of the first quarter of 2014.  It encompassed additional renovation and reconfiguration of the existing slot areas.  The remodeled slot room permitted the addition of 20 video slot machines, which were added on

September 1, 2013.  The total cost of the casino purchase, facility expansion and renovation has been funded by excess cash flow from the Company’s operations.

Our newly-expanded and renovated Ceska casino now has a Frank Lloyd-Wright-inspired “Organic Modern” theme of the 1930’s.  As of February 28, 2015, Ceska had 15 gaming tables, including six card tables, seven roulette tables, and a 10-position, Slingshot, multi-win roulette table.  The casino also features 100 video slot machines.  The property also features a dedicated stage area, for shows and live performances, with a separate dining facility and five private, luxurious guest-sleeping rooms, equipped with full amenities.  The address of our Ceska casino is Ceska Kubice 64, Ceska Kubice 345 32, Czech Republic.

As of February 28, 2015, our Route 59 casino, which has a New Orleans in the 1920’s theme, operated 21 gaming tables, consisting of ten card tables, ten roulette tables, and a 16-position, Slingshot multi-win roulette table, as well as 126 video slot machines.  In March 2009, a reception area in the corridor between the casino and adjacent Hotel Savannah was opened to permit easier access between the two operations.  Route 59 is located at 199 American Way, Hate-Chvalovice, Znojmo 669 02.

Our Route 55 casino features a Miami Beach “Streamline Moderne” style, reminiscent of Miami Beach in the early 1950’s.  As of February 28, 2015, the two-story casino offered 23 tables, including 12 card tables, 10 roulette tables, a 16-position, Slingshot multi-win roulette table, as well as 138 video slot machines.  On the mezzanine level, the casino offers an Italian restaurant, an open buffet area, a VIP lounge, a VIP gaming room, and three private, luxurious guest-sleeping rooms, equipped with full amenities.  Similar to the five guest rooms at Ceska, these rooms, when not used as courtesy accommodations for our valuable players and guests, can be rented out.  Route 55 is located at Grenzubergang Wullowitz, Dolni Dvoriste 382 72, Czech Republic.

On September 1, 2014, we acquired the Hotel Columbus, a four-star 117-room hotel, located in Seligenstadt, approximately 25 minutes equidistant from Frankfurt city center, Germany and the Frankfurt international airport.  The Hotel Columbus features five meeting rooms, a restaurant and separate breakfast room, each with its own kitchen, two bars, a 32-space parking garage and 27 surface lot parking places, including a satellite parking area located across the street from the Hotel.

Intellectual Property

In the highly competitive gaming and hospitality industries in which we operate, our trade names and logos are important to the success of our business. All of our casinos operate under the trade name “American Chance Casinos” and feature the radiating crown logo, which we believe has become synonymous in our markets with our reputation for excellence in service, casual fun and state-of-the-art equipment. In addition, the Savannah Deluxe Hotel flowering tree logo has come to represent luxury and convenience for our overnight guests at our Route 59 casino while the TWC crowned globe logo reflects the Company’s growing international presence. The Company also maintains separate websites for our casinos and two hotels that provide the user with updated information, and for the hotels, the ability to book online.

Long Range Objectives

Our current operations are predominantly in the gaming industry and located primarily in the Czech Republic.  In an effort to diversify the Company’s operations, our senior corporate management, composed of several individuals who have extensive experience in the hotel industry, continues to explore ways to expand the Company’s operations through the acquisition and/or development of new, complementary gaming and non-gaming business units, while continuing to maximize the potential of the Company’s existing operations.  In line with this growth and diversification strategy, we are seeking to enhance our operations through the addition of casinos as well as other integrated operations, as was done for Route 59 with the addition of Hotel Savannah and the Spa, or stand-alone operations, such our recently acquired Hotel Columbus.

Marketing and Sales

During the year ended December 31, 2014, we maintained and enhanced our marketing and promotional programs for our casinos, focusing primarily on internal and customer-oriented loyalty reward programs.  In 2014, we strove to offer higher-value amenities, more giveaways and to provide live entertainment, in an ongoing effort to secure and enhance our competitive position in the markets that we serve.  The casinos’ event calendars concentrated on key, player-tested, popular events and holidays, while simultaneously focusing on higher player-incentive games to retain existing players.  In addition, we continued our sponsorships of several regional athletic teams and were a benefactor in a number of community and social projects during the year as a way to further promote our image and positive contribution to the communities in which we operate.  We also continued our popular, cultural-themed and holiday-related parties, which feature live entertainment, raffles and complimentary grand buffets.  Further, we aggressively targeted key cities in our media campaigns, most notably Vienna, Linz and Regensburg and the areas surrounding these cities.  With respect to Hotel Columbus, our new hotel operation in Seligenstadt, Germany, we focused our sales efforts to draw corporate business from Frankfurt, which is the nearest metropolitan area to our hotel and worked to cultivate the existing and new local business relationships.

Regulations and Licensing

We are subject to numerous foreign federal and local government laws and regulations, including those relating to the operation of a casino business, the operation of our hotel segment, the preparation and sale of food and beverages, building and zoning requirements, data privacy and general business license and permit requirements, in the various jurisdictions in which we manage and own properties.  Our ability to acquire and/or develop new casino and/or hotel properties and to remodel, refurbish or add to existing properties is also dependent on obtaining permits from local authorities.  We are also subject to laws governing our relationships with employees, including minimum wage requirements, overtime, working conditions, hiring and firing, non-discrimination for disabilities and other individual characteristics, work permits and benefit offerings.  Compliance with these various laws and regulations can affect the revenues and profits of the properties we own and could adversely affect our operations.  We believe that our businesses are conducted in compliance with applicable laws and regulations.

Our casino operations are also subject to extensive regulation under the laws, rules and regulations of the jurisdiction where each is located. These laws, rules and regulations generally concern the responsibility, financial stability and character of the owners, managers, and persons with financial interests in the gaming operations. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions. The Company must also pay gaming and income taxes and conduct its operations so as to maintain its gaming licenses and to maintain its good relations with our regulators that will help us renew our gaming licenses at the appropriate times. Gaming licenses and approvals, once obtained, can be suspended or revoked for a variety of reasons. We cannot assure you that we can obtain all required licenses and approvals on a timely basis or at all, or that, once obtained, the findings of suitability, licenses and approvals will not be suspended, conditioned, limited or revoked. If we ever are prohibited from operating our casinos or any other property we may own and operate in the future, we would, to the extent permitted by law, seek to recover our investment by selling the property affected, but there are no assurances that we would be able to recover its full value, nor can we assure you that legislative initiatives will not adversely affect our operations.  In 1998, the Czech Republic House of Deputies passed an amendment to the gaming law, which restricted foreign ownership of casino licenses.  In response, we restructured our Czech subsidiaries and legal entities to comply with the amendment and were subsequently granted 10-year gaming licenses or permits, which have since been renewed by the government of the Czech Republic for another 10-year term, expiring in 2018.  These licenses cover all of the casinos we own in the Czech Republic.  The permits are amended each time we add a new operating branch or unit.  The no-cost permits are renewable by application and must be granted as long as the corporate casino operator meets the following conditions: (i) maintenance of the required basic capital, which, in our case, includes a gaming bond of CZK 22 million or approximately $1.0 million, for our primary operating subsidiary; (ii) be designated as a public or private stock company (using the Czech abbreviation “a.s.”); (iii) have executive board members of the Czech stock company who do not have criminal records; and (iv) have no overdue taxes.  We have been and are currently in full compliance with all such conditions.

There can be no assurance that such licenses, approvals or findings of suitability will be obtained or will not be revoked, suspended or conditioned, or that we will be able to obtain the necessary approvals for our future activities.

Application of Future or Additional Regulatory Requirements

In the future, we may seek the necessary licenses, approvals and findings of suitability in other jurisdictions where the Company may conduct business.  There is pending legislation before the Czech Parliament that may have significant impact on our operations, depending on the final outcome of that bill.  See also, Part I, Item 1A. “Risk Factors — Potential changes in legislation and regulation of our operations.”

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

Since January 12, 2011, the date KCB received written notice of the cancellation by the Ministry for the National Economy of Hungary (the “MOE”), there have been several lawsuits and countersuits initiated by the MOE and KCB, contesting the cancellation of the concession contract, which was signed on October 9, 2009, and alleged breaches of its terms.  KCB’s suit against the government was ultimately dismissed by the court on procedural grounds, which left the MOE’s lawsuits against KCB for: (i) KCB’s alleged violation of the MOE’s periodic reporting requirements; and (ii) KCB’s alleged obligation to pay a termination penalty in conjunction with the MOE’s cancelation of KCB’s concession contract as the only remaining active court cases.  Upon final resolution of the reporting violation case, the court will proceed with the MOE’s lawsuit against KCB regarding the concession contract cancelation fee, which was suspended pending the outcome of the reporting violation case.

In light of an existing agreement between TWC and Vigotop regarding the costs associated with the venture to obtain the casino license, the Company would not be liable for the cost of potentially adverse outcomes in the court cases that KCB is a party to.  Consequently, TWC’s management believes that a negative outcome of the court cases would not materially affect the Company’s consolidated financial statements and/or results of operations.

Iran Sanctions Disclosure

Pursuant to Section 13(r) of the Exchange Act, if during 2014, TWC or any of its affiliates have engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our Annual Report as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, or ITRA. During 2014 and 2013, the Company did not engage in any of the law’s enumerated transactions with Iran or with persons or entities related to Iran.

Taxation

Value Added Taxes

In conformity with the European Union (“EU”) taxation legislation, the Czech Republic’s value added tax (“VAT”) has gradually increased from 5%, when that country joined the EU in 2004, to 21%, the effective rate since 2013.  Unlike in other industries, VATs are not recoverable for gaming operations.  The recoverable VAT under the Hotel Savannah and Hotel Columbus operations was not material for the years ended December 31, 2014 and 2013, respectively.

Gaming Taxes

In December 2011, the Czech parliament passed sweeping gaming tax legislation, which was then signed by the Czech president into law.  The new gaming tax (“New Gaming Tax”) law took effect beginning January 1, 2012.  The changes in the gaming tax law are summarized below:

Gaming Tax Law (Effective January 1, 2012)
Live Games	20% Gaming Tax from revenue earned from live games (70% of tax paid to the federal government; 30% paid to the local municipality).

Slots

20% Gaming Tax from revenue earned from slot games (20% of tax paid to the federal government; 80% paid to the local municipality);

CZK 55 (or approximately $3.00) Gaming Tax per Slot Machine, per Day (paid to the federal government).

Net Income	19% corporate income tax on adjusted net income earned in the Czech Republic, net of exemptions (paid to the federal government).

The New Gaming Tax is payable by the 25th day following the end of each calendar quarter, while corporate income tax obligation is paid by June 30th of the subsequent year.  The Company is also required to make estimated quarterly income tax payments since the third quarter of 2013.  TWC is current on all of its Czech tax payments at December 31, 2014 and through the date of this report.

TWC’s gaming-related taxes and fees for the years ended December 31, 2014 and 2013 are summarized in the following table:

	For the Year Ended
(amounts in thousands)	2014	2013

Gaming revenues (excl. ancillary revenues)	$34,024	$33,203

Gaming taxes	$7,160	$6,975
Gaming taxes as % of gaming revenues (above)	21.0%	21.0%

Corporate Income Taxes

Effective January 1, 2012, in conjunction with the changes to gaming taxes, the Czech government instituted an effective corporate income tax, currently 19.0%, on all income, including gaming income, which prior to the law changes were subject only to gaming taxes.  For the year ended December 31, 2014, the Company incurred an estimated income tax expense of $1,308,000, inclusive of a past year income tax credit of $10,000 and a deferred income tax expense of $161,000 related to adjustments for foreign book tax differences on fixed assets.  The prior year income tax expense of $1,056,000 included a past year income tax credit of $7,000.

Our Employees

As of December 31, 2014, we had a total of 502 employees.  As of year-end 2014, we had 100 full-time employees in our casino in Ceska Kubice, 151 at Route 59, 148 at Route 55, 47 at Hotel Savannah and the Spa, 34 at Hotel Columbus, 17 in our shared services offices located above the Ceska casino, and five in the Company’s headquarters in New York.  None of our employees are represented by a union nor are we a party to any labor contract.  We believe that our employee relations are excellent.

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

General economic trends are unfavorable

The recent worldwide economic downturn in 2009 and the anemic economic growth that followed since, as well as the current debt crisis in the EU, had, has and may, in the future, continue to have a negative impact on our financial performance.  Lingering adverse conditions in local, regional, national and global markets could negatively impact our operations in the future. During periods of economic contraction like that recently experienced, certain costs can remain fixed or even increase, while revenues decline. The gaming services we provide are similar to other leisure activities in that they depend on personal discretionary expenditures, which are likely to decline during economic downturns. Continued adverse developments affecting economies throughout the world, and particularly in Europe, including a general tightening of the availability of credit, unemployment, increasing energy costs, deflation, political or economic turmoil, government debt crises, acts of war or terrorism, natural disasters, declining consumer confidence or significant declines in world stock markets could lead to a further reduction in discretionary spending on entertainment and leisure activities, which could adversely affect our business, financial condition, results of operations and prospects.  In some cases, even the perception of an impending economic downturn or the continuation of a recessionary climate can be enough to discourage consumers from spending on leisure activities. We cannot predict at this time what the full effect and extent of the global recession will be and the subsequent extended period of slow-growth in Europe on our business, financial condition, or results of operations.

We face significant competition

We operate in a highly competitive industry with a large number of participants, many of which have financial and other resources that are greater than ours. The gaming industry faces competition from a variety of sources for discretionary consumer spending including spectator sports and other entertainment and gaming options, as well as home entertainment alternatives. Competitive gaming activities include traditional casinos, video lottery terminals, internet gaming, state-sponsored lotteries and other forms of legalized gaming in the Czech Republic, Germany, Austria and in other jurisdictions.

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

Additionally, internet gaming and wagering is growing rapidly and may be affecting competition in our industry.  Web-based businesses may offer consumers a wide variety of events to wager on, including other games, racetracks and sporting events. Unlike most web-based gaming companies, we pay taxes in the jurisdictions in which we operate and our operations require ongoing capital expenditures for both their continued smooth operations, maintenance, renovation and growth. We could also face significantly greater costs in operating our business compared to these “virtual” internet gaming companies. We cannot offer the same number of gaming options as internet-based gaming companies. Many internet-based gaming companies are located off-shore and avoid regulation under applicable Czech laws. These companies may divert wagering dollars from live wagering venues, such as our casinos. The continued growth and success of these on-line ventures could have a material, adverse impact on our business, financial condition, results of operations and prospects.

Our principal competitors are other operators of full service and select service properties, including other major hospitality chains with well-established and recognized brands.  We also compete against smaller hotel chains and independent and local hotel owners and operators.  If we are unable to compete successfully, our revenues or profits may decline or our ability to maintain or increase our market share may be diminished.  We compete for guests based primarily on location, customer satisfaction, room rates, quality of service, amenities, and quality of accommodations.  Most of our competitors are larger than we are based on the number of properties they manage, franchise or own or based on the number of rooms or geographic locations where they operate.  Many of our competitors also have recognizable brands, participate with online travel merchants and have a large number of members participating in their guest loyalty programs which may enable them to attract more customers and more effectively retain such guests.  Our competitors generally also have greater financial and marketing resources than we do, which could allow them to improve their properties and expand and improve their marketing efforts in ways that could affect our ability to compete for guests effectively.

We are subject to the business, financial and operating risks inherent to the hospitality industry

Our hotel segment is subject to a number of business, financial and operating risks inherent to the hospitality industry, including:

•                                   changes in taxes and governmental regulations that influence or set wages, prices, interest rates or construction and maintenance procedures and costs;

•                                   the costs and administrative burdens associated with complying with applicable laws and regulations;

•                                   the costs or desirability of complying with local practices and customs;

•                                   the availability and cost of capital necessary for us to fund acquisitions, investments, capital expenditures and service debt obligations;

•                                   delays in or cancellations of planned or future acquisition or development projects;

•                                   foreign exchange rate fluctuations;

•                                   changes in operating costs, including, but not limited to, energy, food, workers’ compensation, benefits, insurance and unanticipated costs resulting from statutory requirements and/or force majeure events;

•                                   increases in cost for healthcare coverage for employees and potential government regulation in respect of health coverage;

•                                   shortages of labor or labor disruptions;

•                                   shortages of desirable locations for acquisition or development;

•                                   unrealistic purchase prices set by sellers; and,

•                                   the ability of third-party internet travel intermediaries to attract customers for our properties.

Any of these factors could limit or reduce the prices we charge for our hospitality products or services, including the rates our properties charge for rooms. These factors can also increase our costs or affect our ability to develop or acquire new properties or maintain and operate our existing properties. As a result, any of these factors can reduce our profits and limit our opportunities for growth.

Fluctuations in currency exchange rates could adversely affect our business

Our facilities in the Czech Republic represent a significant portion of our business, and the revenue generated is generally denominated in euros and the expenses incurred by these facilities are largely denominated in CZK.  The potential depreciation in the value of either of these currencies against the USD would adversely impact the revenue and operating profit from our operations when translated into USD, which would have a commensurate effect on our consolidated results of operations.  (See also “Item 7A. Quantitative and Qualitative Disclosure about Market Risk — Foreign Currency Exchange Rate Risk”).  We do not currently hedge our exposure to fluctuations of these foreign currencies, and there is no guarantee that we will be able to successfully hedge any future foreign currency exposure, if we subsequently choose to do so in the future.

Need to diversify

At this time, our operations are primarily located in the Czech Republic.  Therefore, any future adverse legislation in the Czech Republic may have an adverse impact on our operations, financial results, financial condition and prospects.  To counteract this risk, we acquired the Hotel Columbus in Seligenstadt, Germany, in September 2014 and are currently seeking to develop and/or acquire additional interests in gaming operations and/or hotels in other European countries.  However, there can be no assurance that we will be able to develop or acquire such new operations in the future.

Need for additional financing

Although we have achieved net income for the twelfth consecutive year, pursuant to our growth strategies, we may require additional debt and/or equity financing for the acquisition and development of new businesses or business units.  We may also need to access the capital markets or otherwise obtain additional funds to finance acquisitions, the continuing maintenance, renovation, or re-theming of currently owned facilities or the development of new operations (such as Hotel Savannah).  There is no guarantee that we will be able to obtain such financing or funds in the future on favorable terms to us, or at all.

Licensing and regulation

Our gaming operations are subject to regulation by each federal and local jurisdiction in which we operate. Each of our officers may be subject to strict scrutiny and approval from the gaming commission or other regulatory body of each jurisdiction in which we conduct gaming operations.  Furthermore, the operations of our casinos are contingent upon maintaining all necessary regulatory licenses, permits, approvals, registrations, findings of suitability, orders and authorizations. The laws, regulations and ordinances requiring these licenses, permits and other approvals generally relate to the operations of the casinos, the payment of taxes, the responsibility, financial stability and character of the owners and managers of gaming operations, as well as persons financially interested or involved in gaming operations.  All of our casinos are duly licensed by the Ministry of Finance of the Czech Republic, and we are subject to ongoing regulation to maintain these operations.

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

Potential changes in legislation and regulation of our operations

Laws and regulations governing the conduct of gaming activities and the obligations of gaming companies in any jurisdiction in which we have or in the future may have gaming operations are subject to change and could impose additional operating, financial or other burdens on the way we conduct our business.

Moreover, legislation to prohibit, limit, or add burdens to our business may be introduced in the future in the Czech Republic or elsewhere where gaming has been legalized. In addition, from time to time, legislators and special interest groups (which may include our competitors) have proposed legislation that would expand, restrict or prevent gaming operations or which may otherwise adversely impact our operations in the jurisdictions in which we operate. Any expansion of gaming or restriction on or prohibition of our gaming operations, increase in gaming taxes, or enactment of other adverse regulatory changes could have a material adverse effect on our business, financial condition, operating results and prospects.

Gaming legislation is introduced in the Czech Parliament from time to time. In October 2014, the Czech Ministry of Finance (“MOF”), the national governmental authority that regulates gambling in the Czech Republic, introduced proposed legislation that would, if approved, among other things, limit the number of gambling establishments, limit the number of slot machines, shorten license periods, require security bonds for each casino operation by location, limit betting amounts and the amount of losses per hour and per month for players, limit the duration of each individual’s playtime and the pace of certain live games, prohibit the serving of complimentary food, beverage or cigarettes, link slot machines to an MOF database, create an online database of gamblers that is linked to the MOF, and give localities more power over gaming establishments. The MOF has also stated publicly that it is contemplating the introduction of a new tax law that could increase gaming taxes. The draft law is now subject to comment by interested parties, review by other government agencies, parliamentary procedure that could include amendments that could materially change the proposal, and amendment and/or ratification in the Czech Senate, all of which is not expected to occur until the end of 2015. Because the parameters and effects of this current proposed legislation are still speculative at this point in time, the Company cannot predict what the ultimate statute will contain, whether it will be passed in the Czech Parliament, or whether it will be signed by the Czech President. Therefore, we cannot, as of the date of this report, specifically predict the proposed legislation and its effect on the results of operations or financial condition of the Company.  However, if it is adopted in its current form, it would have a material adverse effect on our results of operation and business prospects.

Taxation of gaming operations

Gaming operators are typically subject to significant taxes, which may increase at any time. Any material increase in these taxes or fees would adversely affect our business, results of operations, financial condition and prospects. The Czech Republic currently has a number of laws related to various taxes imposed by governmental authorities. Applicable taxes include VAT, gaming tax, corporate income tax, and payroll (social) taxes.  In December 2011, the Czech government passed sweeping gaming tax legislation that became effective in 2012.  In this new tax law, the government eliminated the “charity contribution tax” scheme and, in lieu of it, changed the existing revenue-based, tiered rate gaming tax structure to a flat 20% gaming tax on all gaming revenues, plus an applicable corporate income tax (19%) on adjusted net income (derived from any revenue sources, including gaming).  These tax law changes have negatively and materially impacted, and will continue to negatively impact, our results of operations since 2012.  These tax law changes, together with other legal compliance areas (for example, customs and currency control matters) are subject to review and investigation by a number of different Czech governmental authorities, which are authorized by law to impose fines, penalties and interest charges.  These reviews may create additional tax risks that, if applied to TWC, could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

Climate impact

The operations of our facilities are subject to disruptions or reduced patronage as a result of severe weather conditions, natural disasters and other casualty events, including loss of service due to casualty, forces of nature, mechanical or electrical or telecommunications failure, traffic and road conditions, extended or extraordinary maintenance, flood, wind, snow, ice or other severe weather conditions.  As the majority of our clientele travel from German and Austrian border regions by automobile, we are highly dependent on the volume and frequency of these players’ visitations, which impact our operating revenues.  Inclement weather conditions on the roads to our casinos can serve to drastically reduce the number of visitations, which did in fact occur in the first and second quarter of 2013.  On the other hand, warm and favorable outdoor weather can also divert players to alternative activities, such as family outings.  The frequency and strength of any of these aforementioned climate conditions could have a material adverse effect on our business, results of operations, and prospects.

Liability insurance

We may not have sufficient insurance coverage in the event of a catastrophic property or casualty loss. We may also suffer disruption of our business in the event of a terrorist attack (at our premises or elsewhere), or other catastrophic property, or casualty loss, or be subject to claims by third parties injured or harmed while visiting our locations. While we currently carry adequate general liability insurance and business interruption insurance, such insurance may not be sufficient to cover all losses in such event.

No dividends

We have not paid any dividends to date on our Common Stock.  Currently, our plan is to retain future earnings, if and when generated, for investment in our current operations and for future project developments.  Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, capital requirements, restrictions contained in current or future financing instruments and such other factors as our board of directors deems relevant.  See the “Dividend” section of Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Share Repurchase.”

Dilutive effect of options, warrants, restricted stock and deferred compensation stock

As of February 28, 2015, there were options outstanding to purchase 585,125 shares of our Common Stock, plus 305,482 shares issuable under the Company’s Deferred Compensation Plan and 75,000 shares of performance-tied restricted stock, which, if all were vested and exercised, would represent 9.9% of the 9,786,812 fully-diluted shares.  The issuance of such securities would have a dilutive effect on any earnings per share that we may generate when the earnings per share are evaluated on a fully diluted basis.

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

Failure to maintain the security of personally identifiable and other information, non-compliance with our contractual or other legal obligations regarding such information, or a violation of the Company’s privacy and security policies with respect to such information

In connection with our business, we collect and retain large volumes of certain types of personally identifiable and other information pertaining to our customers, stockholders and employees. Such information includes, but is not limited to, large volumes of customer identity and credit and payment card information. The legal, regulatory and contractual environment surrounding information security and privacy is constantly evolving and under increasing attack by cyber-criminals in the U.S. and Europe. A significant actual or potential theft, loss, fraudulent use or misuse of customer, employee or our corporate data by cybercrime or otherwise, non-compliance with our contractual or other legal obligations regarding such data, or a violation of our privacy and security policies with respect to such data could adversely impact our reputation, business integrity, and ultimately, our business prospects, and could result in fines, litigation or regulatory action against us.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

A summary of our properties as of February 28, 2015 is presented below in square feet and in square meters:

Property Name	City/Town	Country	Owned/Leased	Square Feet	Square Meters
TWC Corporate Offices	New York	United States	Leased	1,915	178

Ceska (1)	Ceska Kubice	Czech Republic
• Total Plot #1 - Casino & Land			Owned	40,264	3,742
• Casino Building (footprint)				25,469	2,367
• Parking & Landscape				6,596	613
• Vacant Land				8,199	762
• Parking & Landscape			Leased	64,366	5,982
• Staff Housing			Leased	15,871	1,475

Folmova Vacant Land (1)	Folmova	Czech Republic	Owned	210,175	19,533

Route 55 (1)	Dolni Dvoriste	Czech Republic
• Total Plot #1 - Casino & Land			Owned	365,410	33,960
• Casino Building (footprint)				20,315	1,888
• Total Plot #2 - Vacant Land (total 14,497 m(2))			50% Owned	77,999	7,249
• 50% owned by Czech State
• Total Plot #3 - Vacant Land			Owned	352,153	32,728
• Parking & Landscape			Owned	176,604	16,413
• Staff Housing I			Leased	4,756	442
• Staff Housing II			Leased	6,155	572

Route 59 Complex (1)	Hate/Znojmo	Czech Republic
• Total Plot #1 - Casino & Land			Owned	475,173	44,161
• Casino Building (footprint)				23,769	2,209
• Parking & Landscape				53,628	4,984
• Vacant Land				397,776	36,968
• Total Plot #2 - Hotel Savannah			Owned	91,917	8,543
• Hotel Building (footprint)				32,463	3,017
• Parking & Landscape				48,694	4,526
• The Spa at the Hotel Savannah (footprint)				10,760	1,000
• Staff Housing			Leased	17,151	1,594

Hotel Columbus (2) (3)	Seligenstadt	Germany
• Total Plot #1 - Hotel & Land			Owned	37,639	3,498
• Hotel Building (footprint)				18,306	1,701
• Parking & Landscape				7,694	715
• Vacant Land				11,639	1,082
• Total Plot #2 - Columbus Parking			Owned	11,298	1,050
• Parking & Landscape				7,532	700
• Vacant Land				3,766	350

	Total Square Feet/Meters Owned:			1,838,632	170,877

(1)         Casino segment.

(2)         Hotel segment.

(3)         This property is subject to a mortgage from Bank Sparkasse Langen-Seligenstadt.  See Note 4 of the Notes to the Consolidated Financial Statements, included in this Annual Report in Part II, Item 8.

Our Corporate Offices

Our corporate offices are located at 545 Fifth Avenue, Suite 940, New York, New York, occupying 1,915 square feet of office space pursuant to a renewal in 2010 of our five-year lease, expiring in March 2015.  We intend to renew our lease for another five years, provided the renewal terms are economically reasonable to us.

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

We also own a parcel of raw land in the town of Folmova, Czech Republic, near the German border, approximately a quarter mile away from our Ceska casino.

In Hate, we own the casino building and a parcel of land upon a portion of which the casino building sits.  On another portion of this land, we constructed and opened Hotel Savannah and the Spa, which are connected to the Route 59 casino, jointly referred to as the “Route 59 Complex.”  We opened the hotel on January 14, 2009, and on April 16th of the same year, we held the official launch of Hotel Savannah and the Spa. The combined facilities have effectively become a thriving entertainment complex that has attracted visitors and regular guests and players from the surrounding region.

In April 2002, we acquired a parcel of land in Dolni Dvoriste, Czech Republic.  On this parcel, we constructed what was at the time, our largest casino, Route 55, which was completed and opened in December 2004.

On an annual basis, we also lease accommodations for staff in Ceska Kubice, Hate (Route 59) and in Dolni Dvoriste (Route 55).

Germany

In September 2014, we acquired a four-star 117-room hotel, Hotel Columbus, located in the suburbs of Seligenstadt, Germany, about a 20-minute, equidistant drive from Frankfurt city center and the Frankfurt International Airport.  Hotel Columbus was constructed in 2001 and was operated profitably at the time of purchase by a private family primarily as a business hotel.  Hotel Columbus currently has 99 single rooms and 18 double rooms.  It also features six meeting rooms, a spacious restaurant and separate breakfast room, each with its own kitchen, two bars, a 37-place parking garage and 22 surface lot parking places.  TWC believes that the addition of this hotel will further contribute the Company’s profitability and diversification goals.  Hotel Columbus is located at Am Reitpfad 4, 63500 Seligenstadt, Germany.

Item 3. Legal Proceedings.

We may be, from time to time, a party to various legal proceedings and administrative actions, all arising from the ordinary course of business.  We are not currently involved in any material legal proceeding nor were we involved in any material litigation during the year ended December 31, 2014 and through the date of our filing.

PART II

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is quoted on the Over-The-Counter Markets Group (“OTCQB”) under the symbol “TWOC.”

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

The following graph illustrates a five-year comparison of cumulative total return performance of our Common Stock from December 31, 2009 through December 31, 2014, and compares it to the cumulative total return of the “NASDAQ Composite” and the “S&P SmallCap 600” indices.  The comparison assumes a $100 investment on December 31, 2009, in our Common Stock and in each of the foregoing indices, and assumes reinvestment of dividends, if any.  We paid no dividends during this period.

The above table is not intended to forecast future performance of our Common Stock.

Market Prices and Liquidity

As of February 28, 2015, our stock price was $3.10.  The following table sets forth the high and low prices of the Company’s Common Stock for fiscal years 2013 and 2014 as quoted on OTCQB. All such quotations reflect inter-dealer prices, without retail mark up, mark down or commission, and may not represent actual transactions.  There is minimal market liquidity for our Common Stock, as 88.5% of the stock is held by institutional investors.  Thus, there is infrequent and minor trades that can occur, which precipitates wide spreads in the “bid” and “ask” quotes of our Common Stock, on any given day.

Common Stock	High	Low
2013
First Quarter	$2.70	$2.25
Second Quarter	$2.75	$2.15
Third Quarter	$2.65	$2.22
Fourth Quarter	$3.25	$2.34
2014
First Quarter	$3.10	$2.46
Second Quarter	$3.60	$3.00
Third Quarter	$3.35	$3.00
Fourth Quarter	$3.28	$2.80

As of February 28, 2015, there were 8,821,205 outstanding shares of Common Stock held of record by approximately 400 shareholders and outstanding options to purchase an aggregate of 585,125 shares of Common Stock, of which 435,125 are exercisable.  At such date, there were also 75,000 shares of restricted stock, none of which have vested.  In addition, there are 305,482 shares of Common Stock issuable under the Company’s Deferred Compensation Plan at February 28, 2015.

Dividends

We have not paid any dividends to date on our Common Stock.  Currently, our plan is to retain future earnings, if and when generated, for investment in our current operations and for future project developments.  Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, capital requirements, restrictions contained in current or future financing instruments and such other factors as our board of directors deems relevant.

Share Repurchase

On November 12, 2012, TWC’s board of directors approved a renewable stock repurchase program, in accordance with the retirement method, authorizing the repurchase of up to 500,000 shares of the Company’s Common Stock, over a 12-month period.  The program did not obligate the Company to acquire any particular amount of Common Stock, and it could be modified, extended, suspended or discontinued at any time.  The program was allowed to expire on November 12, 2014, its second anniversary.  The repurchase history is listed in the table below:

ISSUER PURCHASES OF EQUITY SECURITIES

Date	Total Number of Shares Purchased	Average Price Paid per Share	Cumulative Total of Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number (or Approximate Dollar Value) of Shares That Could Have Been Purchased Under the Plan or Program
11/19/2012	4,900	$2.50	4,900	495,100
12/20/2012	30,000	$2.65	34,900	465,100
01/16/2013	5,000	$2.50	39,900	460,100
01/18/2013	900	$2.50	40,800	459,200
01/25/2013	4,500	$2.50	45,300	454,700
03/08/2013	100	$2.54	45,400	454,600
03/25/2013	200	$2.50	45,600	454,400
03/26/2013	200	$2.65	45,800	454,200
04/04/2013	250	$2.65	46,050	453,950
04/09/2013	250	$2.40	46,300	453,700
11/21/2013	15,200	$3.20	61,500	438,500
01/09/2014	100	$2.55	61,600	438,400
03/07/2014	300	$3.01	61,900	438,100
03/12/2014	300	$3.03	62,200	437,800
10/02/2014	2,500	$3.00	64,700	435,300

Sales of Unregistered Equity Securities — Use of Proceeds from Registered Securities

We issued, on August 15, 2014, to each of Mr. Heurtematte and Mr. Baker (the “Former Directors”) 6,985 (or a total of 13,970) authorized but unregistered shares of the Common Stock, plus each a check for approximately $38 representing the cumulative residual balance of their quarterly deferments. These stock and cash issuances were in full satisfaction of TWC’s obligation (which amounted to an aggregate of approximately $46,600) to them under the Company’s Deferred Compensation Plan.

The issuance of such shares of the Company’s Common Stock was effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act of 1933, as amended (the “Securities Act”) and in Section 4(2) of the Securities Act, based on the following: (a) the Former Directors confirmed to the Company that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) the Former Directors confirmed to the Company that they were acquiring the Common Stock for their personal accounts and not with a view towards distribution or sale thereof; (c) there was no public offering, advertising or general solicitation with respect to the issuance of the Common Stock; (d) the Company instructed its Transfer Agent and Registrar to issue share certificates representing the Common Stock to the Former Directors that contain a legend putting the public on notice that such shares are “restricted securities” and (e) the Former Directors confirmed in writing to the Company that the shares of Common Stock being issued have not been registered under the Securities Act or any state securities laws, and are “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and the Common Stock can only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.  We did not issue or sell any unregistered equity securities in 2013.

Item 6.         Selected Financial Data.

The selected financial data below has been derived from our audited consolidated financial statements (except for the variance data) and should be read in conjunction with Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K. Variances are presented according to the impact to the respective year’s Consolidated Statements of Operations and are unaudited. Our historical results are not necessarily indicative of the results expected for any future period.

	Year Ended December 31,
(in thousands)	2014	2013	Variance $	Variance %
			(unaudited)	(unaudited)
Revenues, by department:
Gaming	$35,727	$34,868	$859	2.5%
Rooms	1,534	819	715	87.3%
Food & beverage	997	611	386	63.2%
Spa and other departments	164	142	22	15.5%
Other revenue	53	47	6	12.8%
Total revenues	38,475	36,487	1,988	5.4%

Cost of revenues, by department
Gaming	19,119	18,727	392	2.1%
Rooms	603	405	198	48.9%
Food & beverage	841	496	345	69.6%
Spa and other departments	152	114	38	33.3%
Other costs	17	15	2	13.3%
Total cost of revenues	20,732	19,757	975	4.9%

Gross operating profit	17,743	16,730	1,013	6.1%

Overhead expenses:
Marketing, general and administrative	8,418	8,623	(205)	-2.4%
Corporate expense	3,700	3,009	691	23.0%
Depreciation and amortization	1,630	1,600	30	1.9%
Total overhead expenses	13,748	13,232	516	3.9%

Operating income	3,995	3,498	497	14.2%
Interest expense	(48)	(60)	12	-20.0%
Other income (expense)	(1)	8	(9)	-112.5%

Income before foreign income tax	3,946	3,446	500	14.5%

Foreign income taxes	(1,308)	(1,056)	(252)	23.9%
Net income	$2,638	$2,390	$248	10.4%

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Information set forth in this discussion and analysis (as well as in other sections of this Form 10-K) contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and

Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 (the “PSLRA”) provides certain “safe harbor” provisions for forward-looking statements.  All forward-looking statements made in this Annual Report on Form 10-K are made pursuant to the PSLRA. The reader is cautioned that such forward-looking statements are based on information available at the time and/or management’s good faith belief with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements.  Forward-looking statements speak only as of the date the statement was made.  We assume no obligation to update forward-looking information to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information.  Forward-looking statements are typically identified by the use of terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “should,” “will,” and similar words, although some forward-looking statements are expressed differently. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct.  Important factors that could cause actual results to differ materially from expectations include those factors described in Item 1A, “Risk Factors” of this Annual Report on Form 10-K.

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

Performance Measures and Indicators

In discussing the consolidated results of operations, we may use or refer to performance measures and indicators that are common to the gaming industry, such as: (i) total drop, the dollar value of gaming chips purchased in a given period; (ii) drop per head (“DpH”), the per guest average dollar value of gaming chips purchased; (iii) slot revenue per head, the per guest average dollar value of revenue generated in our slot machines; (iv) our net win, the difference between gaming wagers and the amount paid out to patrons; and (v) our win percentage (“WP”), the ratio of net win to total drop, or commonly referred to as “hold percentage.”  We may also use or refer to performance measures and indicators common to the hospitality industry, such as: (i) occupancy rate, the percentage derived from rooms sold to available rooms; (ii) average daily rate (“ADR”), the average of room rental rates paid per day; and (iii) revenue per available room (“RevPAR”), revenue generated per available room.  In this report and in our quarterly and annual earnings release, we may use or refer to another performance measure, earnings before income taxes, depreciation and amortization (“EBITDA”).  All of these measures and indicators are non-GAAP financial measures that we believe provide useful information to investors and potential investors, as well as to others who might be interested in purchasing shares of TWC Common Stock. This belief is based on conversations and meetings our management has had with our investors where the substance of these talks has typically centered on historical and prospective EBITDA measurements. Based on management’s observations, even though the EBITDA and other noted measurements are not “GAAP,” they do enhance investors’ understanding of the Company’s business. In short, these performance measurements give an analytic view of the Company’s operational earnings and EBITDA, in particular, reflects earnings on a cash-basis, excluding the impact of debt obligations and (non-cash) depreciation and amortization.

Exchange Rates

Due to the fact that the Company’s operations are located principally in two European countries, the Czech Republic and Germany, our financial results are subject to the influence of fluctuations in foreign currency exchange rates.  The revenue generated by our Czech operations is generally denominated in EUR and the majority of the expenses incurred by these facilities are generally denominated in the local currency, the CZK, while both the revenue and expenses from our German hotel operation are denominated in EUR.  As our primary reporting subsidiary, TWH&E, is a Czech entity, all revenues and expenses, regardless of sources of origin, including those of the German hotel operation, are recognized in the Czech currency and translated to USD for reporting purposes.  A substantial change in the value of either the CZK and/or the EUR in relation to each other and/or to the value of the USD would have an impact on the results from our operations when translated into USD.  We do not hedge our foreign currency holdings (see also “Item 7A - Quantitative and Qualitative Disclosures about Market Risk”).

The actual 2014 and 2013 operating results in local currency for the Czech casino units and Hotel Savannah were converted to USD using the average of the daily exchange rates of each month in the reporting periods, while the monthly operating results of the German hotel operation, Hotel Columbus, were converted to CZK using the average of the daily exchange rates of each month in the reporting periods.  The monthly average exchange rates for the CZK versus the USD and EUR, respectively, are presented in the following graphical chart.

The balance sheet totals of our foreign subsidiaries at December 31, 2014 were converted to USDs using the prevailing interbank exchange rates, as found at www.oanda.com, which are depicted in the following table.

As Of	USD	CZK	EUR
December 31, 2014	1.00	22.7853	0.8226
December 31, 2013	1.00	19.9038	0.7263

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

We have determined that the following accounting policies and related estimates are critical to the preparation of our Consolidated Financial Statements:

Goodwill

Goodwill represents the excess of the cost of our Czech subsidiaries over the fair value of their net assets at the date of acquisition, which consisted of the Ceska casino and the parcel of land in Hate (upon a portion of which the Route 59 Complex is situated).  Goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test.  Goodwill impairment tests require us to first assess qualitative factors to determine whether it is necessary to perform a two-step quantitative goodwill impairment test.  We assess the potential impairment of goodwill annually (as of September 30th) and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Upon completion of such review, if impairment is found to have occurred, a corresponding charge will be recorded.  We have allocated the goodwill over two geographical reporting units and are classified as the “German reporting unit” which consists of the Ceska casino and the “Austrian reporting unit” which consists of the land in Hate.  As required, we performed the required annual assessment at September 30, 2014 and 2013, respectively, and determined that goodwill was not impaired in either assessment.  There were no indicators of impairment present during the fourth quarter of 2014 and 2013; therefore we determined that there was no need to perform a goodwill impairment test at December 31, 2014 and 2013.  We expect to perform our next required annual assessment of goodwill during the third quarter of 2015.  (See also the Notes to the Consolidated Financial Statements, included in this Annual Report in Part II, Item 8).

Results of Operations

The following discussion and analysis relates to our consolidated financial position and results of operations for the years ended December 31, 2014 and 2013.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

	Year Ended December 31,
(in thousands)	2014	2013	Variance $	Variance %
			(unaudited)	(unaudited)
Revenues, by reporting segment:
Casino	$37,556	$36,487	$1,069	2.9%
Hotel	919		919	100.0%
Total revenues	38,475	36,487	1,988	5.4%

Operating expenses:
Casino	20,265	19,757	508	2.6%
Hotel	467		467	100.0%
General and administrative	8,418	8,623	(205)	-2.4%
Corporate expenses	3,700	3,009	691	23.0%
Depreciation and amortization	1,630	1,600	30	1.9%
Total operating expenses	34,480	32,989	1,491	4.5%

Operating income	3,995	3,498	497	14.2%
Interest expense	(48)	(60)	12	-20.0%
Other income (expense)	(1)	8	(9)	-112.5%

Income before foreign income tax	3,946	3,446	500	14.5%

Foreign income taxes	(1,308)	(1,056)	(252)	23.9%
Net income	$2,638	$2,390	$248	10.4%

As a result of the acquisition of the Hotel Columbus, a 117-room, four star hotel in Seligenstadt, Germany, effective on September 1, 2014, we identified two reporting segments, the casino operation, which has been exclusively based in the Czech Republic, and the hotel operation, which, at the moment, is based in Germany.  Our Hotel Savannah and the Spa is an integral and complementary part of the Route 59 Complex, which includes the Route 59 casino.  Thus, the Hotel Savannah and Spa’s revenues and results of operation are recognized as part of the casino operating segment.

For the year ended December 31, 2014, we generated approximately $38.5 million in consolidated total revenues, which was 5.4%, or approximately $2.0 million, higher than achieved a year ago, overcoming the attendance and business challenges historically faced during a year that had hosted a major attendance-sapping event, the FIFA World Cup tournament.  The increase was primarily due to a revenue improvement in our casino operation as well as the addition of hotel revenue from our hotel acquisition. The increase in the casino revenue is largely due to higher slot revenues.  Our 2014 consolidated slot revenue was up 7.4% from the prior year, supported by a year-over-year (“YOY”) attendance increase of 18.4%. Consolidated live game revenue decreased by 4.7%, when compared with the prior year’s revenue, and was due primarily to higher wins by our regular players, which served to lower our WP by 1.2 percentage points (“ppt”) from last year.  Our consolidated DpH was down by 1.7%, mainly to an increase of lower-stake players in the attendance mix.  The Hotel Savannah and Spa saw a 13.5% YOY increase in total revenue, mainly from higher group business, and thereby contributed 20.3% of the approximately $1.1 million YOY revenue improvement in the casino operation.  Our hotel operation, which currently consists of only the Hotel Columbus, earned $919,000, in total revenue, for the four months of operation in 2014, supported by a 44.8% occupancy rate and an ADR of $93.27.

At the end of the first quarter of 2014, Ceska completed its second and final phase of its capital improvement plan, which comprised of the renovation of older parts of casino building.  The casino’s business was not interrupted throughout the construction period that began in the fourth quarter of 2012.

The operating expenses of the casino operation increased by 2.6% over the prior year, largely from revenue-driven costs, such as gaming taxes and payroll.  In 2014, our slot lease expense was $2.6 million versus approximately $2.5 million in 2013 due to a net addition of 14 slot machines on lease.  Unlike in U.S.-based casinos, visitors to the TWC’s casinos are required by Czech law to “check in” at the entrance reception, by presenting acceptable forms of picture identification, which effectively permits the Company to track the frequency of their visits and, to a limited extent, the duration of each visit.  As an incentive to its slot players, the Company recently introduced cash-less cards through which players can earn points redeemable for prizes according to their volume of play.  Further, TWC provides complimentary drinks and buffet to all of its guests.  In addition to these general amenities, TWC also issues different classes of “loyalty” cards to customers who spend relatively longer periods of time playing. These cards entitle the holders and a set number of the holders’ guests, depending on the card type, to various additional benefits.  These loyalty cards are granted based on the frequency of players’ visits and the aggregate total drop for a pre-determined number of visits.  The Company also grants certain other privileges to its VIP players, at the casino management’s discretion, such as ordering a la carte from our restaurant facilities, opening a private gaming table, extending a casino’s operating hours, and/or providing free hotel accommodations.  The complimentary food and beverage (“F&B”) and hotel accommodations costs were recognized in the gaming departmental expenses, which totaled approximately $2.6 million, or 7.3% of gaming revenues, from continuing operations, for the year ended December 31, 2014, versus $2.5 million, or 7.4% of gaming revenues, from continuing operations, a year ago.  General gifts and giveaways, which were also recognized in the gaming department, excluding personal gifts, represented $837,000 or 2.4% of gaming revenues for 2014, compared with $699,000, or 2.0% of gaming revenues, for 2013.

The complimentary year-end personal gifts, mainly consisting of Player’s Loyalty points, were booked as special promotion expenses in the marketing department and totaled approximately $60,000 for 2014, versus $39,000 for 2013, due to a higher number of gifts given out.

Hotel Columbus’ operating expenses were $467,000 for the four-month period ended December 31, 2014.

General and administrative expenses were down 2.4%, or $205,000, in part due to lower marketing expenditures, notably during and prior to the commencement of the FIFA World Cup tournament that lasted from June 12th to July 13th of 2014, where we learned that the return on our marketing investments and programs would yield a nominal return.  The lower marketing and promotional expenses were also due to the absence of the one-time re-launching of the post-expansion Ceska casino in June 2013.  General and administrative expenses also reflect a real estate transfer tax and other closing costs of approximately $366,000, in connection with our acquisition of the Hotel Columbus.

Corporate expenses were up 23.0%, or $691,000, from the year-ago period, mainly due to several factors, including the recognition of more project development costs at the corporate level.  The increase was also due to shareholders and board of directors’ related expenses in connection with a shareholders’ agreement on the board of directors’ slate of nominees, and by higher employee incentive-related expenses as a result of significantly better operating results achieved in 2014.

Depreciation expense was essentially flat compared to the prior year, as the impact of the addition of the Hotel Columbus was not material for the four-month period of its operation.

Interest expense in 2014 represents essentially the four months of interest on the loan from the German bank, Bank Sparkasse Langen-Seligenstadt (the “Sparkasse Bank Loan”) used to acquire the Hotel Columbus, while the interest in 2013 was mainly due to interest on the Commerzbank loan that was paid off on July 4, 2013.

Foreign income tax arising from our Czech operation of $1.3 million in 2014 includes a past-year credit of $10,000 and deferred income tax charge of $161,000, related to adjustments for foreign book tax differences on fixed assets, while last year’s foreign corporate income tax of approximately $1.1 million included a past-year credit of $7,000.  There was no income tax liability incurred from the Hotel Columbus in 2014 due to the net operating loss in 2014.

Therefore, for the year ended December 31, 2014, we achieved a net income of $2.6 million, a 10.4% increase over the prior year’s approximately $2.4 million.

During the past seven years, inflation has not been a major factor that has materially affected the Company’s operating results. We have generally recovered costs associated with any nominal inflation through price adjustments in our food and beverage and hotel room pricing, and in 2015, we expect to continue to apply the same principle uniformly throughout our operations. However, primarily due to competitive market and other economic pressures, any such future increases in costs associated with our casino or hotel operations and maintenance of our properties may not be completely recovered by the Company.

Our Business Units:

Ceska, Czech Republic

In 2014, Ceska posted a 8.8% total revenue decline versus 2013, despite a 20.5% increase in overall attendance.  The revenue reduction was due in part to higher live game wins by regular players, which effectively lowered the WP by 4.1 ppts, when compared with the prior year.  The lower revenue was also due to a 22.2% decline in DpH.  The increased attendance, however, did improve slot revenue, which rose by 3.9% over the year-ago period.  Overall revenue was also hurt by the lower attendance and bets during the FIFA World Cup tournament that was held between June 12th and July 13th of 2014.  Operating expenses were down by 2.6% from a year ago, mainly from the lower amenity expenses (free F&B, gifts, etc.) during the FIFA World Cup season, while overhead expenses were also down by 26.2% to last year, largely due to the absence of one-time costs associated with the relaunch of the expanded casino in June 2013 and to the reduction of marketing and promotional activities leading up to and during the FIFA World Cup period.  As a result of these cost savings, Ceska posted a 23.2% improvement in annual earnings versus the prior year.  The Ceska casino completed the second and last phase of its capital improvements at the end of the first quarter of 2014, that focused on the older part of the casino, and involved reconfiguring and enhancing the slot and live game areas.

Route 55, Czech Republic

Route 55’s revenue declined by 5.5% from a year ago.  The decline was due to a combination of a 9.4% reduction in live games revenue, precipitated by a 19.2% drop in live game attendance, and to a 3.8% decrease in slot revenue, despite a 18.9% rise in slot attendance.  The gradual shift in its business clientele mix toward slot business is reflected in the 64.3% slot revenue composition in total revenue, compared with 63.2% in 2013.  Although operating costs were down 2.4% from a year ago, primarily due to lower revenue-driven gaming taxes, and overhead expenses were down by 9.2%, earnings for 2014 fell by 8.8% from the level achieved a year ago due to the lower revenue.

Route 59, Czech Republic

Route 59 posted record revenues and results in 2014.  All performance metrics were up in double-digits, when compared to the prior year, with the exception of a 3.5% decline in DpH and a 0.6 ppt reduction in WP.  Total revenue was up 19.3%, due in large part to a 29.3% increase in slot revenue, which was supported by a 19.1% slot attendance increase.  The business improvement was principally due to the heightened level of customer service that the casino provided and to effective internal promotional activities held at this property and to its players’ loyalty programs.  Operating costs in 2014 were up by 9.9%, when compared to last year, primarily from increases in revenue-driven costs, such as gaming taxes, and to volume-driven costs, such as players’ amenities.  Overhead costs were down 2.9% due to lower personnel expenses, reduced expenses related to external marketing and utility costs.  Thus, earnings were up 75.0% from a year ago.  The business improvement was also, in part, attributable to success of the synergic operation of the adjoining Hotel Savannah and the Spa, which supports and enhance the casino operation.

Hotel Savannah and the Spa, Czech Republic

Despite a soft regional economy, as well as the effect of a struggling Vienna hospitality market, the hotel posted a 6.2 ppts improvement in its occupancy rate.  The business improvement came at cost of a 2.1% reduction in its ADR.  However, hotel revenues were essentially up by double-digits from last year, resulting from effective marketing and promotional activities conducted throughout the year.  Operating and overhead expenses were up 11.2% and 0.1%, respectively, when compared with the prior year.  Consequently, earnings rose by 42.8% from a year ago.  The Hotel Savannah played an important role as part of the Route 59 Complex, by helping to attract new and existing players to the casino.

Hotel Columbus, Germany

Having only operated for the last four months since its acquisition on September 1, 2014, the Hotel Columbus posted a net loss, largely from the one-time, purchase-related real estate transfer tax of $361,000.  The Company hired a new hotel director in 2014 and has since hired the hotel’s first ever sales director who began on January 1, 2015.  Management has a plan to improve the operation and enhance the hotel’s revenues and profitability in the coming year.

Liquidity and Capital Resources

At December 31, 2014, we maintained a working capital surplus of approximately $1.8 million, which was flat compared with the working capital surplus at December 31, 2013.  We were able to maintain the same level of working capital, despite our cash investments into the final phase of the Ceska casino capital improvement and the purchase of the Hotel Columbus in September 2014, which was partially offset by receipt of €3.6 million, or approximately $4.8 million, in local bank financing from Sparkasse Bank.

For the year ended December 31, 2014, our net cash provided by operating activities was approximately $4.7 million, which primarily consisted of $2.6 million from net income, $1.6 million from depreciation and amortization, increases in accrued expenses and other current liabilities aggregating approximately $1.1 million, that included an accrual of $354,000 for the Hotel Columbus real estate transfer tax, an increase in accounts payable of $549,000, plus an increase in gaming tax payable of $102,000, which were partially offset by the income tax payments that served to reduce the foreign income tax accrual by $579,000, reductions of prepaid expenses, other current assets and deposits aggregating $648,000, as well as an adjustment to deferred income tax liability of $161,000.

Our net cash used in investing activities consisted primarily of approximately $7.6 million, inclusive of transfer tax and closing costs, for the acquisition of the Hotel Columbus on September 1, 2014, as well as $222,000 as capital investment into the final phase of the Ceska casino expansion and renovation, and $644,000 in capital improvements to other casino and hotel properties.

Our net cash used in financing activities consisted of $4.8 million in loan proceeds from the Sparkasse Bank Loan that was used to acquire the Hotel Columbus, and $269,000 of principal repayments on this loan.  We also had $10,000 in buyback activities from our Stock Repurchase Program that was terminated in November 2014.

We continue to review development and acquisition strategies which, if implemented, may require us to obtain additional debt and/or equity financing.  There is no guarantee that such funds will be available to us at favorable terms or at all, in which case we may decide to reduce our development plans.

We are also obligated under various contractual commitments.  The following is a summary of our contractual commitments over the next five years, as of December 31, 2014:

(in thousands)		Less than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	Thereafter
Long-term, secured debt, foreign (1)	$4,300	$234	$490	$522	$3,054
Slot machine leases (2)	9,060	1,812	3,624	3,624
Operating and other capital leases (3)	522	143	202	177
Employment agreement (4)	683	570	113
Total contractual obligations	$14,565	$2,759	$4,429	$4,323	$3,054

(1)         On September 9, 2014, the Company received a €3,600, or approximately $4,400, 15-year, amortized loan granted by a local German bank, Bank Sparkasse Langen-Seligenstadt to purchase the Hotel Columbus.  The loan terms provide for a fixed interest rate of 3.1% for the first ten years, followed by a prevailing market-based fixed rate for this type of loan for the remainder of the term. (See also “Note 4 — Long Term Debt” of the Notes to the Consolidated Financial Statements, included in this Annual Report in Part II, Item 8).

(2)         The annual slot lease expenses are estimated, since each slot machine is on a five-year lease with varying term maturity, and can be terminated at any time, with a 3-month payment penalty.

(3)         Includes long-term lease for corporate office space, auto and capital leases.  Although our corporate office lease expires March 31, 2015, we assumed that the lease will be renewed for another five-year term at the same monthly rate of the last year’s lease of $7,400, or $88,800 annually.

(4)         Represents the salary obligation under two corporate executives’ employment agreements. (See Part III, Item 11. “Executive Compensation”).

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

Interest Rate Risk

The interest rate on our sole debt of $4.3 million at December 31, 2014, represented by the Sparkasse Bank Loan, is based on a fixed rate of 3.1% per annum, for the first ten years of a 15-year loan term, maturing on September 9, 2029.  The terms of the loan agreement stipulate that the interest rate in the last five remaining years of the term will be based upon the prevailing market-based fixed rate for this type of commercial loan.  Therefore, our interest expense in year 11 could increase as a result of this factor.  However, as we cannot predict with any certainty the long-term direction of the local and national economy of Germany nor the impact of the world economy on interest rates, any movement toward higher interest rates in year 10 would have a material effect on our interest expense that would be based upon our remaining principal at that time of approximately $1.4 million.  We have not in the past and do not currently engage in interest-rate swap agreements or other types of interest-rate hedging activities. Our Company’s management evaluates our exposure to market risk by monitoring interest rates in the marketplace to determine the best course of action, if needed.

Foreign Currency Exchange Rate Risk

The information in this section should be read in conjunction with information related to changes in the exchange rates of foreign currency in “Part I, Item 1A. Risk Factors.”  Changes in foreign currency exchange rates could materially adversely affect our consolidated results of operations and/or financial condition.

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

Based on our sensitivity analysis, as of the year ended December 31, 2014, we determined that hypothetical 10% movements in the two functional currencies, the CZK, when converted to the USD, and the EUR, when converted to the CZK, would have resulted in the following changes to our operating results:

•                  A hypothetical 10% strengthening of the USD to the CZK would have decreased our operating results before tax by an approximate $727,000;

•                  A hypothetical 10% weakening of the USD to the CZK would have increased our operating results before tax by an approximate $888,000;

•                  A hypothetical 10% strengthening of the EUR to the CZK would have increased our operating results before tax by an approximate $2.8 million; and

•                  A hypothetical 10% weakening of the EUR to the CZK would have decreased our operating results before tax by an approximate $2.8 million.

In real world situations, the impact of the FX on our operating results could be positive or negative, depending on the combination, the variability and intensity of the above probabilities, coupled with the strength of the correlation of the functional currencies to the USD, among other factors We have not in the past, and do not currently, hedge our currency holdings or transactions.

Item 8.         Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Trans World Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Trans World Corporation and Subsidiaries (collectively, the “Company”) as of December 31, 2014, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the year ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trans World Corporation and Subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for the year ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ WithumSmith+Brown PC

Morristown, New Jersey
March 10, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Trans World Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Trans World Corporation and Subsidiaries (collectively, the “Company”) as of December 31, 2013, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the year ended December 31, 2013.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trans World Corporation and Subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rothstein Kass

Roseland, New Jersey
March 4, 2014

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2014 and 2013
(in thousands, except for share data)

	December 31, 2014	December 31, 2013

ASSETS

CURRENT ASSETS:
Cash amd cash equivalents	$6,589	$6,284
Prepaid expenses	239	267
Other current assets	525	297

Total current assets	7,353	6,848

PROPERTY AND EQUIPMENT, less accumulated depreciation of $12,099 and $12,246, respectively	35,469	33,464

OTHER ASSETS:
Goodwill	5,322	6,093
Deposits and other assets	1,343	1,218

Total other assets	6,665	7,311

TOTAL ASSETS	$49,487	$47,623

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Long-term debt, current maturities	$234	$138
Capital lease, current portion	51	48
Accounts payable	1,018	583
Czech gaming tax accrual	1,795	1,948
Foreign income tax accrual	63	676
Accrued expenses and other current liabilities	2,358	1,702

Total current liabilities	5,519	5,095

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	4,066
Capital lease, less current portion	24	80
Deferred foreign tax liability	298	560

Total long-term liabilities	4,388	640

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 4,000,000 shares authorized, none issued
Common stock, $.001 par value, 20,000,000 shares authorized, 8,821,205 shares in 2014 and 8,810,135 shares in 2013, issued and outstanding	9	9
Additional paid-in capital	52,888	52,578
Accumulated other comprehensive income	486	5,742
Accumulated deficit	(13,803)	(16,441)

Total stockholders’ equity	39,580	41,888

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$49,487	$47,623

See accompanying notes to consolidated financial statements.

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2014 and 2013
(in thousands, except for share and per share data)

	Year Ended December 31,
	2014	2013

REVENUES	$38,475	$36,487

COSTS AND EXPENSES:

Cost of revenues	20,732	19,757
Depreciation and amortization	1,630	1,600
Selling, general and administrative	12,118	11,632

	34,480	32,989
INCOME FROM OPERATIONS, before other income (expenses) and foreign income taxes	3,995	3,498

OTHER INCOME (EXPENSES):

Interest expense	(48)	(60)
Other income (expense)	(1)	8

	(49)	(52)

INCOME BEFORE FOREIGN INCOME TAXES	3,946	3,446

FOREIGN INCOME TAXES	(1,308)	(1,056)

NET INCOME	2,638	2,390

Other comprehensive loss, foreign currency translation adjustments, net of tax	(5,256)	(1,820)

COMPREHENSIVE INCOME (LOSS)	$(2,618)	$570

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	8,814,287	8,824,406
Diluted	9,119,787	9,052,471

EARNINGS PER COMMON SHARE:
Basic	$0.30	$0.27
Diluted	$0.29	$0.26

See accompanying notes to consolidated financial statements.

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2014 and 2013
(in thousands, except for share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balances, January 1, 2013	8,836,735	$9	$52,454	$7,562	$(18,831)	$41,194
Deferred board fees to be paid in stock, pursuant to the Deferred Compensation Plan (DCP)			14			14

Deferred employee incentives to be paid in stock, pursuant to the DCP			187			187

Foreign currency translation adjustment, net of tax				(1,820)		(1,820)

Shares buyback under the retirement method, pursuant to TWC Stock Repurchase Program	(26,600)		(77)			(77)

Net income					2,390	2,390
Balances, December 31, 2013	8,810,135	$9	$52,578	$5,742	$(16,441)	$41,888
Deferred board fees to be paid in stock, pursuant to the DCP			36			36

Deferred employee incentives to be paid in stock, pursuant to the DCP			224			224

Foreign currency translation adjustment, net of tax				(5,256)		(5,256)

Shares buyback under the retirement method, pursuant to TWC Stock Repurchase Program	(3,200)		(10)			(10)

Stock option expense			59			59

Issuance of stock pursuant to DCP	13,970

Stock issued per options exercise	300		1			1

Net income					2,638	2,638
Balances, December 31, 2014	8,821,205	$9	$52,888	$486	$(13,803)	$39,580

See accompanying notes to consolidated financial statements.

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2014 and 2013

(in thousands)

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,638	$2,390
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from sale of assets	(6)
Loss from disposal of assets		10
Depreciation and amortization	1,630	1,600
Stock options expense	59
Deferred board fees	36	14
Deferred income tax liability	(161)	7
Changes in operating assets and liabilities:
Prepaid expenses	(36)	39
Other current assets	(247)	(48)
Deposits and other assets	(365)	(102)
Accounts payable	549	(277)
Interest payable		(5)
Czech gaming tax accrual	102	192
Foreign income tax accrual	(579)	(747)
Accrued expense and other liabilities	1,078	327
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,698	3,400

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(644)	(780)
Investment into Ceska expansion and renovation	(222)	(1,838)
Acquisition of Hotel Columbus	(7,561)
Repayment on notes receivable		650
Proceeds from sale of assets	14
NET CASH USED IN INVESTING ACTIVITIES	(8,413)	(1,968)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sparkasse Loan	4,813
Principal payments on Sparkasse Loan	(269)
Principal payments on Commerzbank debt		(1,634)
Principal payments on Ceska municipal loan		(154)
Share buyback under the Stock Repurchase Program	(10)	(77)
Proceeds from exercise of options	1
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	4,535	(1,865)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(515)	(170)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	305	(603)

CASH AND CASH EQUIVALENTS:
Beginning of year	6,284	6,887

End of year	$6,589	$6,284

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$50	$60
Cash paid during the year for foreign income taxes	$1,995	$1,768

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Deferred compensation to be paid in common stock	$224	$187
SDI receivable/IMT loan cancelation	$	$1,256

See accompanying notes to consolidated financial statements.

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Figures in thousands, except for statistics and share data)

NOTE 1 - Nature of Business

Trans World Corporation and Subsidiaries (collectively, “TWC” or the “Company”), a Nevada corporation, is primarily engaged in the gaming business in the Czech Republic.

The Company owns and operates three casinos in the Czech Republic (“CZ”), all under the American Chance Casinos (“ACC”) brand.  One casino is located in the western part of the CZ, close to the German border, in Ceska Kubice (“Ceska”), which currently has 15 gaming tables and 100 slot machines.  The other two casinos are located in the southern part of the CZ, close to the Austrian border.  The larger of these two, “Route 55,” located in Dolni Dvoriste, has 23 gaming tables and 138 slot machines.  The other casino, “Route 59,” is located in Hate, near Znojmo, and currently has 21 gaming tables and 126 slot machines.  In addition to the Czech casinos, TWC also owns and operates a 77-room, European four-star deluxe hotel, the Hotel Savannah, which is physically connected to our Route 59 casino, and also a full-service spa, the Spa at Savannah (the “Spa”), which is operated by an independent contractor and is attached to the hotel.  On September 10, 2014, TWC acquired Hotel Columbus, a 117-room, four-star hotel, located in Seligenstadt, Germany, near Frankfurt.  Although the transaction closed, and the Company acquired the Hotel Columbus on September 10, 2014, the signing parties agreed to set the acquisition date retroactive to September 1, 2014, which had no impact on the purchase price.

The Company and the Grand Casino Lav and Nightclub (collectively known as the “Grand Casino Lav”), mutually agreed to terminate TWC’s contract to manage the operation, located in Podstrana, Croatia, near the city of Split, in April 2013, when the property underwent bank receivership.  The bank satisfactorily paid the former owners’ existing debt (i.e. notes receivable) in full to TWC on December 31, 2013.

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

The functional currency of the Czech subsidiaries is the local Czech koruna (“CZK”) and the functional currency of the German subsidiary is the euro currency (“EUR”).  However, as our primary reporting subsidiary, TWH&E, is a Czech entity, all revenues and expenses, regardless of sources of origin, are recognized (and in the case of the German hotel operation, are recognized first) in the Czech currency and translated to USD for reporting purposes

All intercompany balances and transactions have been eliminated in consolidation.  Certain prior year amounts have been reclassified to conform to this year’s financial statements presentation.

Cash and Cash Equivalents -  Cash and cash equivalents comprise of cash in hand; current balances with banks and similar institutions; term deposits of three months or less with banks and similar institutions.  The carrying amounts of cash at bank and in hand and term bank deposits approximate their fair values.

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Figures in thousands, except for statistics and share data)

Property and Equipment - Property and equipment is stated at cost less accumulated depreciation and amortization.  TWC capitalizes the cost of improvements that extend the life of the asset and expenses maintenance and repair costs as incurred.  The Company provides for depreciation and amortization using the straight-line method over the following estimated useful lives:

Asset	Estimated Useful Life

Building	20-50 years
Furniture, fixtures and other equipment	3-12 years
Leasehold improvements	5-50 years

Goodwill - Goodwill represents and remains the excess of the cost of the Company’s Czech subsidiaries over the fair value of their net assets at the date of acquisition, which consisted of the Ceska casino and a parcel of land in Hate, upon which the Route 59 Casino and the Hotel Savannah and Spa (jointly referred to as the “Route 59 Complex”) reside. Goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. The Company has allocated the goodwill over two geographical reporting units and are classified as the “German reporting unit” which consists of the Ceska casino, and the “Austrian reporting unit” which consists of a parcel of land in Hate.  Goodwill impairment tests allow the Company to first assess qualitative factors to determine whether it is necessary to perform a two-step quantitative goodwill impairment test.  The Company is not required to calculate the fair value of a reporting unit unless it determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  The Company assesses the potential impairment of goodwill annually (as of September 30th) and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Upon completion of such review, if impairment is found to have occurred, a corresponding charge will be recorded.

Based on TWC’s own assessment of qualitative factors which included an analysis of macroeconomic conditions, financial performance, industry and market considerations, and other factors, the Company concluded that it was not necessary to perform a two-step quantitative goodwill impairment test and that the goodwill of the Company was not impaired as of September 30, 2014, its annual assessment date.  There were no triggering factors during the fourth quarter of 2014, hence, no additional goodwill impairment testing was warranted as of December 31, 2014.

Comprehensive Income (Loss) — The Company complies with requirements for reporting comprehensive income (loss).  Those requirements establish rules for reporting and display of comprehensive income and its components.  Furthermore, they require the Company’s change in the foreign currency translation adjustments to be included in other comprehensive income (loss).  There are no other components of the Company’s comprehensive income (loss) in 2014 and 2013.

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

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Figures in thousands, except for statistics and share data)

The impact of foreign currency translation on goodwill is presented below:

	Applicable	Goodwill
	Foreign Exchange	German		Austrian
As of December 31, 2014 (in thousands, except FX)	Rate (“FX”) (2)	reporting unit		reporting unit		Total

Residual balance, as of January 1, 2003 (in USD) (1)		USD	3,042	USD	537	USD	3,579

USD residual balance, translated at June 30, 1998 (date of acquisition) FX rate of:	33.8830	CZK	103,072	CZK	18,195	CZK	121,267

2003 CZK balance, translated to USD, at December 31, 2014 FX rate of:	22.7853	USD	4,524	USD	798	USD	5,322
Net cumulative change to goodwill due to foreign currency translation		USD	1,482	USD	261	USD	1,743

(1)         Goodwill was amortized over 15 years until the Company started to comply with revised GAAP requirements, as of January 1, 2002.

This balance represents the remaining, unamortized goodwill, after an impairment charge taken prior to January 1, 2003.

(2)         FX (interbank) rates taken from www.Oanda.com.

Earnings Per Common Share - The Company complies with accounting and disclosure requirements regarding earnings per share.  Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share incorporate the dilutive effect of Common Stock equivalents on an average basis during the period.  As of December 31, 2014, the Company’s Common Stock equivalents include 595,125 unexercised stock options, 75,000 shares of restricted stock, and 305,482 shares issuable under the Company’s Deferred Compensation Plan.  As of December 31, 2013, the Common Stock equivalents included 598,475 unexercised stock options, 75,000 outstanding warrants, 75,000 shares of restricted stock, and 228,049 deferred compensation shares.  These shares for the respective years were included in the computation of diluted earnings per common share, if such unexercised stock options, warrants, restricted stock, and deferred compensation stock were vested and “in-the-money.”

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Figures in thousands, except for statistics and share data)

A table illustrating the impact of dilution on earnings per share, based on the treasury stock method, is presented below:

	For the Year Ended
(amounts in thousands, except for	December 31,
share information)	2014	2013
Basic earnings per share:
Net income	$2,638	$2,390

Weighted average common shares	8,814,287	8,824,406

Basic earnings per share	$0.30	$0.27

Diluted earnings per share:
Net income	$2,638	$2,390

Weighted average common shares	8,814,287	8,824,406
Addition due to the effect of dilutive securities using the treasury stock method:
Stock options, restricted stock and warrants	18	16
Stock issuable under the Deferred Compensation Plan	305,482	228,049

Dilutive potential common shares	9,119,787	9,052,471
Diluted earnings per share	$0.29	$0.26

Revenue Recognition - Casino revenue is defined as the net win from gaming activities, which is the difference between gaming wagers and the amount paid out to patrons, and is recognized on the day it is earned.  Revenues generated from ancillary services, including room rentals, sales of food, beverage, cigarettes, spa services, and casino logo merchandise are recognized at the time the related services are performed or goods sold, and represent, in the aggregate, 7.1% and 4.4% of total revenues for the years ended December 31, 2014 and 2013, respectively.  Rooms revenue represented 4.0% and 2.3% of total revenues, for the same annual comparison, respectively.  Food and beverage revenues represent approximately 2.6% and 1.7% of total consolidated revenues for the years ended December 31, 2014 and 2013, respectively.

Business Acquisitions - Assets acquired and liabilities assumed in business combinations are recorded on the Company’s consolidated balance sheets as of the respective acquisition dates based upon their estimated fair values at such dates.  The results of operations of businesses acquired by the Company have been included in the consolidated statements of income since their respective dates of acquisition.  In certain circumstances, the purchase price allocations may be based upon preliminary estimates and assumptions.  Accordingly, the allocations are subject to revision until the Company receives final information and other analyses during the measurement period ending a year after the date of acquisition.

Segment Reporting - On September 1, 2014, the Company acquired Hotel Columbus and after this acquisition, the Company determined, due to the significance of the assets acquired and pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, Segment Reporting, that the Company had two reportable segments, a casino segment and a hotel segment.  ASC 280 designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments.  The Company is including this segment reporting under Note 14 below.

Promotional Allowances - Promotional allowances primarily consist of the provision of complimentary food and beverages and, to certain of its valuable players, hotel accommodations.  For the years ended December 31, 2014 and 2013, revenues do not include the retail amount of food and beverages (“F&B”)

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Figures in thousands, except for statistics and share data)

and hotel accommodations of $7,752 and $6,996, respectively, provided at no-charge to customers. The retail value of the F&B given away is determined by dividing the F&B costs charged to the gaming operation of $2,447 and $2,412, for the respective periods, by the average percentage of cost of F&B sold.  The cost of hotel accommodations is either the out-of-pocket expenses paid to other hotels to accommodate TWC’s customers or the retail charge of room accommodations at the Company’s Hotel Savannah and at its VIP guest rooms at Ceska and at Route 55.

The promotional allowances are summarized below:

	For the Year Ended
	December 31,
(amounts in thousands)	2014	2013
Cost of complimentary F&B (A)	$2,447	$2,412
Average cost of F&B sold (B)	32.2%	34.8%
Retail value of F&B (A/B)	7,599	6,931
Cost of hotel accommodations	153	65
Total hypothetical retail value	$7,752	$6,996

External Advertising -  The Company complies with the accounting and reporting requirements for reporting on advertising costs.  External advertising expenses are charged to operations as incurred and were $458 and $664 for the years ended December 31, 2014 and 2013, respectively.

Fair Value of Financial Instruments - The fair values of the Company’s assets and liabilities that qualify as financial instruments approximate their carrying amounts presented in the accompanying consolidated balance sheets at December 31, 2014 and 2013, respectively.

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

Impairment of Long-Lived Assets - The Company periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may be recoverable.  If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived assets, or by the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists.  If an asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value. An estimate of the asset’s fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. The Company reports an asset to be disposed of at the lower of its carrying value or its estimated net realizable market value. There were no impairment losses for long-lived assets recorded for the years ended December 31, 2014 and 2013, respectively.

Stock-based Compensation - The Company accounts for stock options and warrants using the modified prospective method in accordance with FASB ASC 718-10, “Compensation-Stock Compensation.”  Under this method, compensation costs include the estimated grant date fair value of

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Figures in thousands, except for statistics and share data)

the awards amortized over the options’ vesting period.  The Company currently utilizes the Black-Scholes option pricing model to measure the fair value of stock options granted to certain key management employees (“KMEs”), as well as for warrants issued to third parties for services.  Stock-based compensation was approximately $59 and $0 for the years ended December 31, 2014 and 2013, respectively, and is included in selling, general and administrative expenses in the consolidated statements of operations.

Czech Gaming Taxes - A flat gaming tax of 20.0% is assessed on all live game and slot revenues.  Additionally, a daily tax on each slot machine is also assessed. A summary of the Gaming Tax Law is presented below, in actual monetary amounts (not in thousands):

Gaming Tax Law *
(Effective January 1, 2012)

Live Games	20% Gaming Tax from revenue earned from live games (70% of tax paid to the federal government; 30% paid to the local municipality).

Slots	20% Gaming Tax from revenue earned from slot games (20% of tax paid to the federal government; 80% paid to the local municipality);
Fifty five Korunas (or approximately three U.S. dollars) Gaming Tax per Slot Machine, per Day (paid to the federal government).

Net Income	19% corporate income tax on adjusted net income earned in the Czech Republic, net of exemptions (paid to the federal government).

* The Gaming Tax is to be paid quarterly, by the 25th day following the end of a quarter, while corporate income tax obligation is paid by June 30th of the subsequent year.  The Company is also required to make estimated quarterly income tax payments since the third quarter of 2013.  TWC is current on all of its Czech tax payments at December 31, 2014 and through the date of this report.

TWC’s gaming-related taxes and fees, which are recognized in the Gaming Department’s expenses, for the years ended December 31, 2014 and 2013 are summarized in the following table:

	For the Year Ended December 31,
(amounts in thousands)	2014	2013

Gaming revenues (excluding ancillary revenues)	$34,024	$33,203

Gaming taxes	7,160	6,975
Gaming taxes as % of gaming revenues (above)	21.0%	21.0%

In conformity with the European Union (“EU”) taxation legislation, the Czech Republic’s VAT has gradually increased from 5%, when that country joined the EU in 2004, to 21%, the effective rate since 2013.  Unlike in other industries, VATs are not recoverable for gaming operations.  The recoverable VAT under the Hotel Savannah and Hotel Columbus operations was not material for the years ended December 31, 2014 and 2013, respectively.

Effective November 28, 2013, in order to reflect the Company’s industry diversification, TWC renamed its primary Czech subsidiary, American Chance Casinos a.s. to “Trans World Hotels & Entertainment, a.s.” (“TWH&E”), while still operating its casinos under the ACC brand, without

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Figures in thousands, except for statistics and share data)

interruption.  Effective January 1, 2014, in the final stage of consolidation, the Trans World Hotels k.s. legal entity, which owns Hotel Savannah and the Spa, was merged into TWH&E.

Income Taxes - The Company complies with accounting and reporting requirements with respect to accounting for U.S. federal and foreign income taxes, which require an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed for differences between the financial statement and the tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.  In accordance with U.S. GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets.  This policy also provides guidance on thresholds, measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different entities.  The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively.  No interest expense or penalties have been recognized as of and for the years ended December 31, 2014 and 2013.  The Company is subject to income tax examinations by major taxing authorities for all tax years since 2011. However, management’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

Effective January 1, 2012, the Czech government instituted an effective corporate income tax of 19% on income derived from gaming revenues, which prior to the law changes were subject only to gaming taxes.  See Note 10 — “Income Taxes,” below.

Germany had an effective corporate income tax rate of 30% for the year ended December 31, 2014.  The Company was not subject to income tax for the year ended December 31, 2014 due to a net operating loss for the year ended December 31, 2014.

Recent Accounting Pronouncements - In May 2014, the FASB issued guidance on recognizing revenue from contracts with customers. The guidance clarifies the principles for recognizing revenue and establishes a common revenue standard for US GAAP and International Financial Reporting Standards.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016.  Early adoption is not permitted. Retrospective application is required.  The Company is currently evaluating the impact of adopting and does not expect the standard to have any material impact on its consolidated financial statements.

In June 2014, the FASB issued guidance on stock compensation that requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  As such, the performance target should not be reflected in estimating the grant-date fair value of the award.  The guidance is effective for annual reporting periods beginning after December 31, 2015, with early adoption permitted.  The Company is evaluating the potential impacts of the new guidance on its existing stock-based compensation plans.

In August 2014, the FASB issued guidance on the presentation of financial statements for a going concern. The aim is to provide guidance on management’s responsibility to evaluate whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. This guidance is effective for fiscal years ending after December 15, 2016, and annual and interim periods thereafter. The Company is reviewing the new standard and does not expect this standard to have a material impact on the Company’s consolidated financial statements.

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Figures in thousands, except for statistics and share data)

In November 2014, the FASB issued guidance on whether and at what threshold an acquired entity that is a business or nonprofit activity can apply pushdown accounting in its separate financial statements.  The guidance was effective on November 18, 2014.  The impact of the adoption did not have an effect on the Company’s consolidated financial statements.

NOTE 3 - Property and Equipment

At December 31, 2014 and 2013, property and equipment consisted of the following:

	2014	2013
Land	$3,148	$2,714
Building and improvements	33,480	31,663
Furniture, fixtures and other equipment	10,940	11,333
	47,568	45,710
Less accumulated depreciation and amortization	(12,099)	(12,246)
	$35,469	$33,464

The table above includes provisional amounts from the purchase of the Hotel Columbus (See Note 13, “Acquisition and Purchase Price Allocation”). Depreciation and amortization expense for the years ended December 31, 2014 and 2013 were approximately $1,630 and $1,600, respectively.

NOTE 4 - Long-Term Debt

At December 31, 2014 and 2013, long-term debt consisted of the following:

	2014	2013

Sparkasse Bank amortized loan (1)	$4,300	$—
Ceska Municipal Loan (2)		138
	4,300	138
Less current portions:
Sparkasse Bank amortized loan	234
Ceska Municipal Loan		138
	$4,066	$—

(1)         On September 9, 2014, the Company received a €3,600, or approximately $4,400, 15-year, amortized loan granted by a local German bank, Bank Sparkasse Langen-Seligenstadt (the “Sparkasse Bank Loan”) to purchase the Hotel Columbus.  The loan terms provide for a fixed interest rate of 3.1% for the first ten years, followed by a prevailing market-based fixed rate for this type of loan for the remaining five years of the term.  The loan is secured by the Hotel Columbus’ assets as well as a cash deposit of €300, approximately $365, or equaling approximately one year’s principal and interest payments and is held in a savings account with, and a mortgage on the hotel in favor of, the lender.  The loan terms required monthly payments at the end of each month and the loan will mature on September 9, 2029.

(2)         In November 2011, TWC purchased the Ceska casino building, associated land and an adjacent outbuilding and related plot from the town of Ceska Kubice, from which TWC had been renting the facilities.  In conjunction with this purchase, TWC was granted by the town of Ceska Kubice a three-year municipal loan of CZK 9,000, or $395. The loan, which was due to mature on November 23, 2014, was paid in full on January 16, 2014.

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Figures in thousands, except for statistics and share data)

Principal payments due on long-term debt are as follows:

Year ending December 31,
2015	$234
2016	241
2017	249
2018	257
2019	265
Thereafter	3,054
$4,300

NOTE 5 - Accrued Expenses and Other Current Liabilities

At December 31, 2014 and 2013, accrued expenses and other current liabilities consisted of the following:

	2014	2013
Accrued payroll and related costs	$882	$894
Operational accruals	422	313
Incentives/bonus payable	700	495
Accrued real estate transfer tax (Hotel Columbus)	354
	$2,358	$1,702

NOTE 6 - Commitments and Contingencies

Lease Obligations - The Company is obligated under several financial leases, excluding leased slot machines, expiring through 2016.  Future aggregate minimum annual rental payments under all of these leases for the lesser of five years or until their expiration dates are as follows:

Year ending December 31,
2015	$51
2016	24
2017	—
2018	—
2019	—

Rent expense under operating leases was approximately $88 each for the years ended December 31, 2014 and 2013, respectively.  The Company’s corporate office lease in New York City expires on March 31, 2015.  The Company is currently under negotiation to extend the lease for another five-year term.

The Company is also obligated under a number of five-year, slot equipment operating leases, the projected costs of which are not included in the table above due to fluctuating inventory, expiring over staggered years, which provide for a monthly fixed rental fee per slot machine, and an annual option for replacement with different/newer machines during the term of the lease.  For the years ended December 31, 2014 and 2013, the Company’s slot lease expense was $2,612 and $2,467, respectively.  All slot leases can be terminated at any time, subject to an early-termination penalty equal to three-month lease payments for each leased slot machine.

Employment Agreements - The Company’s employment agreement with its Chief Executive Officer (“CEO”), Mr. Rami S. Ramadan, absent the intervention of either party by September 30th of each year, renewed automatically for another calendar year ending December 31, 2015.  In addition to a perpetually renewable employment term of one year absent the intervention of either party, the agreement provides for annual compensation, plus participation in the Company’s benefits programs and equity incentive plans.  Annual compensation of $450 will be paid in 2015, pursuant to the

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Figures in thousands, except for statistics and share data)

evergreen renewal terms of said employment agreement, excluding any bonus awards that may be or have been granted in 2014 at the discretion of the Board of Directors.

On November 11, 2014, the Board of Director’s Compensation Committee approved an amendment (the “Amendment”) to the Amended and Restated Employment Agreement dated November 18, 2008 for Mr. Ramadan. The Amendment provides that if, within 120 days prior to, or twenty-four months after a Change of Control (as defined in the Employment Agreement), (i) Mr. Ramadan is terminated by the Company other than for cause (and not due to his death or disability), or (ii) he provides the Company with written notice of his Voluntary Termination for Good Reason (as defined in the Employment Agreement), or (iii) he is in the employ of the Company on the closing date of a Change in Control of the Company, then the Company will pay to him: (A) an amount equal to two times his Base Salary (as defined in the Employment Agreement) as of the date of termination; and, (B) any accrued but unpaid (1) base salary; (2) sick pay; (3) vacation pay; and (4) health insurance benefits as described in the Employment Agreement for the period ending on the earlier of: (x) the date Mr. Ramadan obtains subsequent employment where medical insurance coverage is available to him, or (y) two years after the date of termination or Change in Control, as applicable. If the above benefits are paid to him as a result of (iii) above, they cannot be paid to him again as a result of either (i) or (ii), above, for the same Change in Control event. The Amendment also includes a description of what actions TWC and Mr. Ramadan will take in the event that the aggregate payment or benefits to be paid to him as described above are deemed by the Internal Revenue Service to be “excess parachute payments” under Section 280G of the Internal Revenue Code.

Pursuant to the renewal of the employment agreement with Mr. Ramadan in July 2005, Mr. Ramadan was granted 75,000 performance-based, restricted shares of the Company’s Common Stock, which will vest upon reaching designated earnings per share targets, in 25,000 share allotments.  None of the restricted shares have been vested to date.

On February 4, 2007, Mr. Ramadan was granted seven year options to purchase 50,000 shares of Common Stock, all of which expired on February 4, 2014.

On October 23, 2007, pursuant to the Company’s 2004 Equity Incentive Plan, Mr. Ramadan was granted seven-year options to purchase 125,000 shares of Common Stock.  The exercise price of all these options was set at $4.85 per share, the closing stock price on October 23, 2007, and escalated to $5.05 on its first anniversary.  On May 26, 2009, the Company’s Board of Directors froze the exercise price at $5.05 for the entire grant.  These options expired on October 23, 2014.

Further, on November 11, 2014, pursuant to the Company’s 2014 Equity Incentive Plan, Mr. Ramadan was granted five-year options to purchase 200,000 shares of Common Stock that vest in four equal parts, with the options to acquire 50,000 shares vesting immediately upon the date of grant and options to acquire 50,000 shares vesting subsequently upon each anniversary of the grant date.  The exercise price of all these options was initially set at $3.20 per share, the closing stock price on the date of grant, and will escalate by 4.0% annually on each anniversary date.

The weighted average exercise price of all of Mr. Ramadan’s vested options was $3.20 and $4.67 at December 31, 2014 and 2013, respectively.  No vested options have been exercised by Mr. Ramadan as of December 31, 2014.

Taxing Jurisdiction - The Czech Republic currently has a number of laws related to various taxes imposed by governmental authorities, including gaming tax, VAT, and payroll (social) taxes and corporate income tax.  Tax declarations, together with other legal compliance areas (for example, customs and currency control matters) are subject to review and investigation by a number of Czech governmental authorities, which are enabled by law to impose fines, penalties and interest charges, and, ultimately, create tax risks in the Czech Republic.  Management believes that it has adequately provided for its Czech tax liabilities.

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Figures in thousands, except for statistics and share data)

Legal Matters - The Company may be, from time to time, a party to various legal proceedings and administrative actions, all arising from the ordinary course of business.  The Company was not, as of the date of this report, involved in any material legal proceeding nor was it involved in any material litigation during the year ended December 31, 2014 and through the date of this filing.

NOTE 7 - Risks and Uncertainties

Regulation and Licensing - The Company’s operations are subject to regulation by each federal and local jurisdiction in which it operates. Each of the Company’s officers may be subject to strict scrutiny and approval from the gaming commission or other regulatory body of each jurisdiction in which TWC conducts gaming operations.  Furthermore, the operations of its casinos are contingent upon maintaining all necessary regulatory licenses, permits, approvals, registrations, findings of suitability, orders and authorizations. The laws, regulations and ordinances requiring these licenses, permits and other approvals generally relate to the operations of the casinos, the payment of taxes, the responsibility, financial stability and character of the owners and managers of gaming operations, as well as persons financially interested or involved in gaming operations.  All of TWC’s Czech casinos are duly licensed by the Czech Ministry of Finance (“MOF”), however, the Company is subject to ongoing regulation and oversight to maintain these operations.

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

Potential changes in legislation and regulation of our operations - Laws and regulations governing the conduct of gaming activities and the obligations of gaming companies in any jurisdiction in which we have or in the future may have gaming operations are subject to change and could impose additional operating, financial or other burdens on the way we conduct our business.

Moreover, legislation to prohibit, limit, or add burdens to our business may be introduced in the future in the Czech Republic or elsewhere where gaming has been legalized. In addition, from time to time, legislators and special interest groups (which may include our competitors) have proposed legislation that would expand, restrict or prevent gaming operations or which may otherwise adversely impact our operations in the jurisdictions in which we operate. Any expansion of gaming or restriction on or prohibition of our gaming operations, increase in gaming taxes, or enactment of other adverse regulatory changes could have a material adverse effect on our business, financial condition, operating results and prospects.

Gaming legislation is introduced in the Czech Parliament from time to time. In October 2014, the MOF, the national governmental authority that regulates gambling in the Czech Republic, introduced proposed legislation that would, if approved, among other things, limit the number of gambling establishments, limit the number of slot machines, shorten license periods, require security bonds for each casino operation by location, limit betting amounts and the amount of losses per hour and per month for players, limit the duration of each individual’s playtime and the pace of certain live games, prohibit the serving of complimentary food, beverage and cigarettes, link slot machines to an MOF database, create an online database of gamblers that is linked to the MOF, and give localities more power over gaming establishments. The MOF has also stated publicly that it is contemplating the introduction of a new tax law that could increase gaming taxes. The draft law is now subject to comment by interested parties, review by other government agencies, parliamentary procedure that could include amendments that could materially change the proposal, and amendment and/or

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Figures in thousands, except for statistics and share data)

ratification in the Czech Senate, all of which is not expected to occur until the end of 2015. Because the parameters and effects of this current proposed legislation are still speculative at this point in time, the Company cannot predict what the ultimate statute will contain, whether it will be passed in the Czech Parliament, or whether it will be signed by the Czech President. Therefore, we cannot, as of the date of this report, specifically predict the proposed legislation and its effect on the results of operations or financial condition of the Company.

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

Cash - Cash consists of cash in banks and on hand.  The Company maintains a substantial portion of its cash balances in financial institutions that are outside the United States of America or that may exceed the Federal Deposit Insurance Corporation (“FDIC”) coverage of $250 per account.  The Company has not experienced any losses in such accounts and believes it is not subject to any significant credit risk on cash.  In addition, the FDIC does not insure the Company’s foreign cash, which totaled $6,246 and $5,866 at December 31, 2014 and 2013, respectively.  The Company has not incurred any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

NOTE 8 - Stockholders’ Equity

For the years ended December 31, 2014 and 2013, the Company recognized stock-based compensation expense of approximately $59 and $0, respectively, for the vesting of granted stock options.  As part of their participation in the Company’s Deferred Compensation Plan, each member of the Company’s Board of Directors agreed to receive a portion or all of his annual retainer in shares of the Company’s Common Stock, aggregating $36 and $14 for the entire board, for the years ended December 31, 2014 and 2013, respectively. KME contribution to the Deferred Compensation Plan was $224 and $188 for the year ended December 31, 2014 and 2013, respectively.

On November 12, 2012, TWC’s board of directors approved a stock repurchase program, authorizing the repurchase of up to 500,000 shares of the Company’s Common Stock over a 12-month period.  The program did not obligate the Company to acquire any particular amount of Common Stock, and it could be modified, extended, suspended or discontinued at any time.  The program was renewed for two consecutive years, and expired on its second anniversary of November 12, 2014.  Pursuant to the stock repurchase program and through a registered broker-dealer, the Company conducted repurchases on the open market, which contributed in part to an outstanding 8,821,205 shares and 8,810,135 shares at December 31, 2014 and 2013, respectively.  The amount and timing of specific repurchases were subject to market conditions, applicable legal requirements and other factors.  Repurchases were conducted in the open market or in privately negotiated transactions.

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Figures in thousands, except for statistics and share data)

The repurchase transactions since the inception of the program until it was terminated are listed in the table below:

ISSUER PURCHASES OF EQUITY SECURITIES

Date	Total Number of Shares Purchased	Average Price Paid per Share	Cumulative Total of Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number (or Approximate Dollar Value) of Shares That Could Have Been Purchased Under the Plan or Program
11/19/2012	4,900	$2.50	4,900	495,100
12/20/2012	30,000	$2.65	34,900	465,100
01/16/2013	5,000	$2.50	39,900	460,100
01/18/2013	900	$2.50	40,800	459,200
01/25/2013	4,500	$2.50	45,300	454,700
03/08/2013	100	$2.54	45,400	454,600
03/25/2013	200	$2.50	45,600	454,400
03/26/2013	200	$2.65	45,800	454,200
04/04/2013	250	$2.65	46,050	453,950
04/09/2013	250	$2.40	46,300	453,700
11/21/2013	15,200	$3.20	61,500	438,500
01/09/2014	100	$2.55	61,600	438,400
03/07/2014	300	$3.01	61,900	438,100
03/12/2014	300	$3.03	62,200	437,800
10/02/2014	2,500	$3.00	64,700	435,300

In accordance with the retirement method, the aggregate cost of $10 and $77 was recorded against additional paid-in-capital for the years ended December 31, 2014 and 2013, respectively.

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

NOTE 9 — Deposits and Other Assets

Restricted Deposits -  Restricted deposits include the bond deposit for the Czech gaming license of CZK 22,000, or $966 and $1,105 at December 31, 2014 and 2013, respectively.  In addition, this amount includes a loan security deposit of €300, or approximately $365, related to the Company’s Sparkasse Bank Loan and $12 as security deposit on the Company’s corporate office lease. (See Note 13. “Acquisition and Purchase Price Allocation,” below).

NOTE 10 - Income Taxes

The following table presents the U.S. and foreign components of pretax income (loss) before income taxes for the years ended December 31, 2014 and 2013:

	2014	2013

U.S.	$(703)	$(9)
Foreign	4,649	3,455

	$3,946	$3,446

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Figures in thousands, except for statistics and share data)

The Company files income taxes in the following jurisdictions: United States, Czech Republic and Germany.  In the Czech Republic, prior to January 1, 2012, gaming income was not subject to corporate income tax.  In lieu of income taxes, gaming income was subject to other taxes in the Czech Republic, including gaming and charity taxes, which were primarily based on percentages of gaming revenues.  Foreign net operating loss carry-forwards (disclosed below) were derived from non-gaming activities and could only be applied against non-gaming activities.  Effective January 1, 2012, the Czech government instituted an effective corporate income tax of 19.0%, on income.  For the year ended December 31, 2014, the Company recorded an income tax liability of $1,308, net of a $10 credit related to a past year income tax adjustment plus $161 in deferred income tax resulting from foreign book tax differences on fixed assets for the year ended December 31, 2014.  For the year ended December 31, 2013, TWC incurred income tax liability of $1,056, net of a $7 credit related to a prior year income tax adjustment.  Corporate income tax is payable by the end of June of the subsequent year.  In compliance with new tax regulations, the Company began making quarterly, estimated corporate income tax payments beginning for the quarter ended September 30, 2013.

There was no U.S. income tax expense for 2014 and 2013.  Foreign income taxes, included in the consolidated statements of operations, for the years ended December 31, 2014 and 2013 are summarized below:

	2014	2013

Current income taxes	$1,147	$1,056
Deferred income tax expense	161

	$1,308	$1,056
Effective income tax rate	33.1%	30.6%

The effective income tax rate differs from the amount computed by applying the U.S. federal statutory income tax rate to income before income taxes for the year ended December 31, 2014 and 2013 as follows:

	2014	2013

Federal statutory rate	$1,342	$1,172
Foreign tax rate differential	(697)	(518)
Permanent items	(300)	(1,386)
Other	430	20
Change in valuation allowance	533	1,768

	$1,308	$1,056

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Figures in thousands, except for statistics and share data)

At December 31, 2014, the Company had U.S. and foreign net operating loss carry forwards (“NOL’s”) of approximately $38,170 and $0, respectively, available to offset certain future income taxes payable.  However, based on limited analysis, a sizable warrant exercise in February 2001 or earlier events may have triggered significant limitations of preexisting U.S. NOL’s, pursuant to Section 382 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), to the extent that substantially all of the Company’s existing U.S. NOL’s prior to February 2001, aggregating approximately $9,952, may be significantly limited.  The U.S. NOL’s generated subsequent to February 2001, aggregating approximately $28,218, resulted in an estimated $12,850 deferred tax asset at December 31, 2014.  A full valuation allowance has been established for these deferred tax assets since its realization is considered unlikely.  U.S. NOL’s cannot be used to offset Czech net income nor can Czech NOL’s be used to offset U.S. net income.

The U.S. NOL’s will begin to expire in 2017.  During the year ended December 31, 2014, there was an immaterial amount of foreign NOL’s which expired.

It is the policy of the Company to reinvest the undistributed earnings of its foreign subsidiaries in those operations and to continue to seek out acquisition opportunities.  As of December 31, 2014, the Company has not made a provision for U.S. or additional foreign withholding taxes of the unremitted earnings.

The income tax liabilities, included in the consolidated balance sheets, for the years ended December 31, 2014 and 2013 are summarized below:

	2014	2013

U.S. — Current	$—	$—
U.S. — Deferred
U.S. federal income tax liabilities

Foreign — Current provision	1,157	1,043
Foreign — Tax deposits applied	(1,094)	(367)
Foreign — Last year tax paid to date	(901)	(1,400)
Foreign — Last year tax due total (per tax returns)	901	1,400
Current foreign income tax liability	63	676
Deferred foreign tax liability	298	560
Total income tax liabilities	$361	$1,236

The components of the deferred tax balances at December 31, 2014 and 2013 are as follows:

	2014	2013

Deferred tax assets:
Accrued expenses	$343	$251
Other	444	—
Net operating loss carryforwards	17,381	17,347

Total deferred tax assets	18,168	17,598

Valuation allowance	(18,116)	(17,583)

Total deferred tax assets	52	15

Deferred tax liabilities - property, plant, and equipment	(350)	(575)

Total deferred tax liability	(350)	(575)

Net deferred tax liability	$(298)	$(560)

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Figures in thousands, except for statistics and share data)

NOTE 11 - Stock Options and Warrants

Stock Options Plan - The activity in the Company’s stock option plan was as follows for the dates indicated:

	Number of Options	Range of Exercise Prices	Weighted Average Exercise Price

Balance outstanding, January 1, 2013	660,575	$2.00-15.00	$3.74

Expired in 2013	(62,100)	2.50-15.00	2.63

Balance outstanding, December 31, 2013	598,475	$2.00-5.05	$3.85

Granted in 2014	200,000	3.20	3.20

Exercised in 2014	(300)	3.00	3.00

Expired in 2014	(203,050)	2.00-5.05	2.63

Balance outstanding, December 31, 2014	595,125	$2.00-4.10	$3.41

Exercisable, December 31, 2014	445,125	$2.00-4.10	$3.48

On January 4, 2008, pursuant to the Company’s 2004 Equity Incentive Plan and as part of his compensation package, TWC granted its Managing Director of Operations, who is a resident of the Czech Republic and is not a named executive officer of the Company, options to purchase 10,000 shares of the Company’s Common Stock.  The seven-year options have all vested as of December 31, 2014.  The exercise price for these options is $4.10 per share, the market closing price at the date of grant.

On May 26, 2009, TWC also granted options to purchase 410,000 shares of the Company’s Common Stock to 10 KMEs.  The seven-year options vest in four equal parts, with the first part on the date of grant and each subsequent part on the anniversary of the grant date.  The exercise price for these options, vested and unvested, is $3.50 per share, the market closing price at the date of grant. These options have fully vested as of December 31, 2014.

On November 11, 2014, pursuant to the Company’s 2014 Equity Incentive Plan, Mr. Ramadan was granted five-year options to purchase 200,000 shares of Common Stock that vest in four equal parts, with the options to acquire 50,000 shares vesting immediately upon the date of grant and options to acquire 50,000 shares vesting subsequently upon each anniversary of the grant date.  The exercise price of all these options was initially set at $3.20 per share, the closing stock price on the date of grant, and will escalate by 4.0% annually on each anniversary date.

As of December 31, 2014, there was approximately $176 of total unrecognized compensation cost related to unvested share-based compensation awards granted under the equity compensation plans,

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Figures in thousands, except for statistics and share data)

which will be amortized over the weighted average remaining requisite service period of three years.  Of the approximately $176 of total unrecognized compensation cost, the Company expects to recognize approximately $59 each for 2015, 2016 and 2017.

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

Grant Year	2014

Stock price volatility	39.2%
Risk-free interest rate	1.6%
Expected life (in years)	5.0
Expected dividend yield	0.0%

Other than the grant in November 2014 noted above, no other grants were issued in 2014, and none were granted in 2013.

Additional information about the Company’s outstanding stock options at December 31, 2014 is as follows:

	Options Outstanding
		Weighted
		Average
		Remaining	Weighted
		Contractual	Average
Range of	Number of	Life	Exercise	Intrinsic
Exercise Prices	Shares	(in Years)	Price	Value

$0.01 to $2.50	50	0.87	$2.20	$47
$2.51 to $3.00	50	0.88	$2.95	$9
$3.01 to $3.20	200,025	4.87	$3.20	$—
$3.21 to $4.00	385,000	1.40	$3.50	$—
$4.01 to $10.00	10,000	0.01	$4.10	$—
	595,125	2.54	$3.41	$55.50

Warrants - The activity in the Company’s warrants is as follows:

Exercise Price		Balance,					Balance,				Balance,
per	Warrants	January 1,		Granted	Exercised	Expired	December 31,	Granted	Exercised	Expired	December 31,
Warrants	Expiring	2013		2013	2013	2013	2013	2014	2014	2014	2014

3.00	11/30/2014	75,000	(1)	—	—	—	75,000	—	—	(75,000)	—
		75,000		—	—	—	75,000	—	—	(75,000)	—

(1) On November 30, 2009, TWC granted 75,000 five-year warrants to purchase TWC Common Stock at the then market price of $3.00 per share, in connection with the Company’s engagement of a capital markets advisor.  The warrants expired on November 30, 2014.

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Figures in thousands, except for statistics and share data)

NOTE 12 - Compensation Plans

2014 Equity Incentive Plan - In April 2014, TWC’s Board of Directors (the “Board”) unanimously adopted the 2014 Equity Incentive Plan (“2014 Equity Plan”), which was subsequently approved by the shareholders of the Company at its Annual Meeting held in June 2014.  The 2014 Equity Plan supercedes the 2004 Equity Incentive Plan, which expired in May 2014.

The 2014 Equity Plan provides that certain awards made under the plan may be eligible for designation as “qualified performance-based compensation” which may be exempt from the $1,000 deduction limit imposed on publicly-held corporations by Section 162(m) of the Internal Revenue Code.  The type of awards that may be granted, under the 2014 Equity Plan, by the Compensation Committee of the Board, in its discretion from time to time, include stock options, stock appreciation rights, restricted stock and restricted stock units, other stock-based awards and performance awards.

The 2014 Equity Plan provides the Committee with the discretion to grant to any participant annually any awards not to exceed 200,000 shares of Common Stock and/or any restricted stock or restricted stock units that are not subject to the achievement of a performance target or targets covering more than an aggregate of 150,000 shares.  The plan stipulates the authorized number of shares available with respect to which awards may be granted under the plan shall be 660,750, of which 460,750 remained available for issuance as of December 31, 2014.  See also Mr. Ramadan’s option grant on November 11, 2014 in Note 11 “Stock Options and Warrants,” above.

Additionally, option awards will be available for grants to the executive officers and non-employee directors as well as other key employees, except that non-employee directors are eligible to receive only awards of non-qualified stock options.

The 2014 Equity Plan also contains the following provisions:  (i) no stock option repricings (without the approval of the Company’s shareholders); (ii) limitations on shares other than for stock options; (iii) no discounts on stock options; (iv) minimum three year vesting periods for restricted stock and other stock-based awards; (v) no “evergreen” provisions; and (vi) conformity to Section 409A of the Internal Revenue Code.

401 (k) Plan - The Company maintains a contributory 401(k) plan. This plan is for the benefit of all U.S.-based, eligible corporate employees, who may have a portion of their salary withheld, not to exceed the maximum federally allowed amount. The Company makes an employer-matching contribution of 60 cents for each employee dollar contributed, which totaled $49 and $45 for the years 2014 and 2013, respectively.

2014 Profit Sharing Plan - The 2014 Profit Sharing Plan was recommended by the Compensation Committee of the Board and approved by the Board of Directors on April 4, 2014.  The 2014 Profit Sharing Plan permits designated KMEs to share in the profits of the Company.  The profit sharing pool was calculated based on a graduated scale of the attainment of consolidated year-end net income before taxes versus the annual budget and the maximum sum to be distributed from that pool will be determined annually as a percentage of the aggregate of the annual salaries of the KMEs.  Each KME is required, pursuant to the 2014 Profit Sharing Plan, to defer 50% of his or her annual profit sharing award, if attained, into the Deferred Compensation Plan. For the year ended December 31, 2014, a pool of $700 was reserved, pursuant to achievement of the target budget, for that year.  Pursuant to the terms of the 2014 and 2013 Profit Sharing Plans, 50% or approximately $350, and 40% or approximately $199, respectively, of the Profit Sharing Plan awards, will be and were deferred, respectively, into the Deferred Plan, to be paid out as stock.

Deferred Compensation Plan - On May 17 , 2006, the Compensation Committee of the Board unanimously recommended, and the Board approved and adopted, TWC’s Deferred Compensation Plan (the “Deferred Plan”), which provides certain key employees and non-employee directors the opportunity to defer receipt of specified portions of their compensation and to have such deferred amounts treated as if invested in the Common Stock of the Company.

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Figures in thousands, except for statistics and share data)

The Company adopted the Deferred Plan with the intention that it shall at all times be characterized as a “top hat” plan of deferred compensation maintained for a select group of management, as described under the Employee Retirement Income Security Act of 1974 (“ERISA”) Sections 201(2), 301(a)(3) and 401(a)(1).  The Deferred Plan shall at all times satisfy Section 409A of the Internal Revenue Code.  Pursuant to a participant’s election, the unfunded Deferred Plan obligations are payable in the form of Common Stock and cash upon the earlier of:  (i) a designated, in-service distribution date which must be a minimum of three years from the year of the first deferral; (ii) separation from service; (iii) disability; (iv) change in control of the Company; or (v) death.  A participant’s election form must specify whether the payments will be made by lump sum or by installments, and the number of annual installments (with a minimum of two and a maximum of five installments).

NOTE 13 — Acquisition and Purchase Price Allocation

On September 10, 2014, TWC, through its Czech subsidiary, TWH&E, acquired all of the partnership interests of a private family partnership that owned the Hotel Columbus, a four-star 117-room hotel property (the “Hotel Columbus”) located in Seligenstadt, Germany, near Frankfurt, for €5,700, or approximately $6,900, excluding transfer taxes and closing costs. Although the transaction closed, and TWH&E acquired the Hotel Columbus on September 10, 2014, the signing parties agreed to set the acquisition date retroactive to September 1, 2014, which had no impact on the purchase price. The purchase agreement called for the cash purchase by TWC of all of the partnership interests subject to a final reconciliation of the purchase price. The Company acquired the partnership through a combination of cash payment from its available cash, totaling approximately €2,100, or approximately $2,600, and financed the remainder by means of a €3,600, or approximately $4,400, 15-year, amortizable loan from a local German bank, Bank Sparkasse Langen-Seligenstadt (the “Sparkasse Loan”), at a fixed interest rate of 3.1% for the first ten years, followed by a prevailing market-based rate for this type of loan for the remainder of the term. The loan is partially secured by a cash deposit equaling one year’s principal and interest payments and is held in a savings account with, and a mortgage on the hotel in favor of, the lender. The restricted cash arising from this deposit of approximately $365 is classified within the Company’s “Deposits and Other Assets” of the consolidated balance sheets.

The Sparkasse Loan was signed on September 9, 2014 and the purchase agreement was signed on September 10, 2014.  The Hotel Columbus is owned under TWH&E’s wholly-owned German subsidiary, Trans World Hotels Germany GmbH (“TWHG”).  Operating results from the Hotel Columbus since September 1, 2014 have been included in the Company’s consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2014, and the assets and liabilities are reflected in TWC’s consolidated balance sheet as of December 31, 2014.

The Company accounts for its business acquisitions under the acquisition method of accounting as indicated in FASB ASC 805 (“ASC 805”), Business Combinations, which requires the acquiring entity in a business combination to recognize the fair value of all assets acquired, liabilities assumed, and establishes the acquisition date as the fair value measurement point. Accordingly, the Company identified and recorded assets acquired and liabilities assumed in this business combination, based on fair value estimates as of the date of acquisition.  The purchase price allocation process requires an analysis and valuation of acquired assets, which may include fixed assets, technologies, customer contracts and relationships, trade names and liabilities assumed, including contractual commitments and legal contingencies.  Based on preliminary estimates and assumptions, the Company determined that there were no material fair values in the technologies, customer contracts and relationships, trade names and liabilities assumed were inconsequential.  Further, the Company estimates that there were no intangible assets acquired, no liabilities assumed, and no goodwill derived from the purchase.

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Figures in thousands, except for statistics and share data)

Pending finalization of the Company’s review of the fair value of assets acquired the Company allocated initial fair value of all acquired assets, before depreciation, at December 31, 2014, as follows:

Purchase Price Allocation	EUR	USD
Cash	€2,100	$2,627
Bank loan	3,600	4,300
Total purchase price consideration	€5,700	$6,927

Provisional amounts assigned to assets acquired:
Land	647	776
Buildings	4,460	5,438
Property & equipment	593	713
	€5,700	$6,927

The estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed.  The Company believes that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the Company is waiting for additional information necessary to finalize those fair values.  Therefore, the provisional measurements of fair value reflected are subject to change and such changes could be significant.  The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable, but no later than one year from the acquisition date.

The following unaudited pro forma results of operations for the years ended December 31, 2014 and 2013 presented are provided for illustrative purposes only and assume the acquisition occurred as of January 1, 2013 and do not assume any cost savings from TWC’s management of the operations. The unaudited pro forma financial results do not purport to be indicative of the results of operations for future periods or the results that actually would have been realized had TWC operated the Hotel Columbus during these periods. The unaudited pro forma results are presented in thousands, except share and per share information.

	Year Ended December 31,
	2014	2013

REVENUES	$40,089	$38,931

NET INCOME	$3,040	$2,794

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	8,814,287	8,824,406
Diluted	9,119,787	9,052,471

EARNINGS PER COMMON SHARE:
Basic	$0.34	$0.32
Diluted	$0.33	$0.31

NOTE 14 — Segment Information

Effective since the acquisition of the Hotel Columbus as of September 1, 2014, the Company recognized two principal reportable segments (a casino segment and a hotel segment) and corporate.  There are no internal transactions between our operating segments.  The Hotel Savannah and Spa is reported under the casino segment.

Below is a presentation of the reportable operating segments:

Operation by Segment

	Year Ended December 31, 2014				Year Ended December 31, 2013
	Casino	Hotel	Corporate	Consolidated	Casino	Hotel	Corporate	Consolidated

Total revenues	$37,556	$919	$—	$38,475	$36,487	$—	$—	$36,487
Costs and expenses:
Cost of revenues	20,265	467	—	20,732	19,757	—	—	19,757
Depreciation and amortization	1,536	85	9	1,630	1,590		10	1,600
Selling, general and administrative	7,776	642	3,700	12,118	8,623		3,009	11,632
Other expense (income)	6	43		49	59		(7)	52
Total costs and expenses	(29,583)	(1,237)	(3,709)	(34,529)	(30,029)		(3,012)	(33,041)

Income before foreign income taxes	7,973	(318)	(3,709)	3,946	6,458		(3,012)	3,446

Foreign income taxes	(1,308)			(1,308)	(1,056)			(1,056)

Net income	$6,665	$(318)	$(3,709)	$2,638	$5,402	$—	$(3,012)	$2,390

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Included in this Annual Report on Form 10-K are certifications of Mr. Ramadan, our chief executive officer (“CEO”) and chief financial officer (“CFO”), which are required in accordance with Rule 13a-14 of the Exchange Act. This section includes information concerning the controls and controls evaluation referred to in the certifications.

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

Changes in Internal Control over Financial Reporting.

As part of our normal operations, we update our internal controls as necessary to accommodate any modifications to our business processes or accounting procedures.  During the fourth quarter of 2014, there were no significant changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014.  Based on this assessment, management believes that, as of December 31, 2014, our internal control over financial reporting was effective.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our Board of Directors is responsible for overseeing the management of our business. We keep our directors informed of our business at meetings and through reports and analyses presented to the Board of Directors and committees of the Board. Regular communications between the directors and management also occur apart from meetings of the Board of Directors and committees of the Board. Specifically, from time to time the Board schedules calls with senior management to discuss the Company’s business operations and strategies.  The following table provides information as of February 28, 2015 with respect to each of our directors and Mr. Rami S. Ramadan, our CEO who is our principal executive officer and principal financial officer (the “named executive officer”):

Name	Age	Position in the Company	Director Since
Rami S. Ramadan	65	CEO, CFO, President and Director	1999
Malcolm M.B. Sterrett (1)	72	Director	1998
Timothy G. Ewing (2)(3)	54	Director	2004
Patrick J. Bennett, Sr. (1)(2)(4)	67	Director, Chairman of the Audit and Compensation Committees	2013
Michael B. Brodsky (1)(5)	46	Director, Chairman of the Board	2013
Max W. Batzer (2)(3)(6)	71	Director, Chairman of the Nominating Committee	2014
David E. Goldberg (3)(7)	46	Director	2014

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating Committee.
(4)	Mr. Bennett was appointed to fill a vacancy on the Board of Directors on February 6, 2013, and was elected to the Board of Directors at the Annual Meeting of Stockholders on June 18, 2013.
(5)	Mr. Brodsky was appointed to fill a vacancy on the Board of Directors on September 6, 2013, and was elected to the Board of Directors at the Annual Meeting of Stockholders on June 25, 2014.
(6)

Mr. Batzer was elected to fill a vacancy on the Board of Directors at the Annual Meeting of Stockholders on June 25, 2014, pursuant to an agreement by and among TWC, Value Partners, Ltd., the Wynnefield Funds and the Miller Funds, dated April 21, 2014 (as described in the Company’s Form 8-K, dated April 22, 2014).

(7)

Mr. Goldberg was elected to fill a vacancy on the Board of Directors at the Annual Meeting of Stockholders on June 25, 2014, pursuant to an agreement by and among TWC, Value Partners, Ltd., the Wynnefield Funds and the Miller Funds, dated April 21, 2014 (as described in the Company’s Form 8-K, dated April 22, 2014).

Rami S. Ramadan.  Mr. Ramadan has served as CEO and CFO since July 12, 1999 and President since August 2000. His most recent prior position was Executive Vice President of Finance for the Ian Schrager Hotels, in New York, New York, from November 1997 to July 1999. Prior to that, Mr. Ramadan held senior financial positions with Hyatt Hotels (NYSE: H), based in Chicago, Illinois, from January 1994 to November 1997, Euro Disney (Euronext: EDL) from October 1990 to December 1993 and Le Méridien Hotels, a French-based company, from September 1975 to September 1990.  We believe by virtue of his position as CEO and CFO, Mr. Ramadan can readily share with the Board of Directors any and all matters pertaining to the operation of the Company.

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

Timothy G. Ewing.  Mr. Ewing, a Chartered Financial Analyst, is the managing partner of Ewing & Partners and the manager of Value Partners, Ltd., a private investment partnership formed in 1989, and of the Endurance Partnerships, private investment partnerships formed in 2001.  Mr. Ewing has been a member of the board of directors of Cherokee, Inc. (NASDAQ:  CHKE) in Sherman Oaks, California since 1997 and AccuTex Investments LLC in Dallas, Texas since 2012.  In addition, he is the past chairman of the board and serves on the Chairman’s Council of the Perot Museum of Nature & Science in Dallas, Texas.  He serves on the board of trustees of the Baylor Healthcare System Foundation and the advisory board of the University of Texas at Dallas’ Holocaust Studies Program.  We believe Mr. Ewing’s financial expertise as managing partner of a private investment firm, as well as sitting on other boards, will enable him to make important contributions to our Board of Directors.

Patrick J. Bennett, Sr.  Mr. Bennett was appointed to the Board on February 6, 2013 by a vote of the Board of Directors to fill a vacancy in the Board caused by the Board’s decision to increase the size of the Board by one seat.  Mr. Bennett is the President and Founder of CEO Strategies Group, a private consulting group formed in February 2011, located in the Washington D.C./Baltimore, Maryland area.  From 2001 to 2011, Mr. Bennett served as Executive Vice President, then as President and Chief Executive Officer of Covad Communications Group, Inc. (NASDAQ: COVD) in San Jose, California. Between 1998 and 2000, he served as Executive Vice President and Chief Operating Officer of Rogers AT&T Wireless (TSX: RCI) in Toronto, Canada.  He previously served as a director at Livewire Mobile, Inc. (OTC: LVWR) in Littleton, Massachusetts, until the company was sold in 2014.  Mr. Bennett is currently a director on the Board of Cosi Inc. (NASDAQ: COSI) in Deerfield, Illinois.  We believe Mr. Bennett’s financial and operating expertise, as well as his experience sitting on other boards will enable him to make valuable contributions.

Michael B. Brodsky.  Mr. Brodsky is the Managing Partner of Vajra Asset Management, LLC, an investment firm. Mr. Brodsky is also presently Executive Chairman of Selectica, Inc. (NASDAQ: SLTC), a leader in contract management, procurement and sourcing software, located in San Mateo, California, where he has been on the Board of Directors since October of 2010. He is also presently Lead Director at IDsystems, Inc., located in Woodcliff Lake, New Jersey, which provides RFID wireless solutions for tracking high-value assets, since June of 2014. He is also a member of the board of Genesis Land Development Corporation (TSX: GDC), a residential land developer and home-builder in Calgary, Canada since June 2012. Previously he was also a member of the Board of Directors as well as serving as the President, Chief Executive Officer and Executive Chairman of Youbet.com, Inc., in Woodland Hills, California, which was acquired by Churchill Downs Incorporated (NASDAQ: CHDN), based in Louisville, Kentucky.  Following the acquisition of Youbet.com, he served on the Board of Directors of Churchill Downs, Inc. from 2010 to 2012.  From 2005 to 2011, Mr. Brodsky was the managing partner of New World Opportunity Partners, LLC, a private investment firm in Evanston, Illinois.  Mr. Brodsky received a Bachelor of Arts degree from Syracuse University, a law degree from Northwestern University School of Law and a Masters in Business Administration from the JL Kellogg Graduate School of Management School of Business at Northwestern University.  We believe Mr. Brodsky’s broad operating and management expertise, knowledge of the gaming sector, as well as his experience with public company governance, will enable him to make valuable contributions to our Board of Directors.

Max W. Batzer.  Mr. Batzer has been a portfolio manager at Wynnefield Capital, Inc. in New York, New York, since 1999.  He served as a director and as a member of the Nominating/Governance Committee of Summer Infant, Inc. (NASDAQ: SUMR), a designer and manufacturer of infant safety, health and wellness products, located in Woonsocket, Rhode Island from 2012 to 2014.  Since 2007, Mr. Batzer has been a director at API Group, Plc (LON: API), a UK publicly listed manufacturer of specialized packaging and security products, and serves as Chairman of the Nominations and Governance Committee and as a member of the Remuneration Committee.  He was a director of Cornell Companies, Inc., a publicly traded owner and operator of private correction facilities for adults and children in the U.S., located in Houston, Texas, and served on the Board’s Governance and Nominating Committee from 2007 and as the Chair of the Transaction Committee from its inception, in each instance until the company was acquired by the Geo Group in 2010.  Mr. Batzer served from 1991 to 1998 as the Chairman and Chief

Executive Officer of Diagnostic Health Services, Inc., a company providing radiology services to health care professionals and institutions.  From 1981 through 1991, Mr. Batzer was President of General Hide and Skin Corporation, a worldwide commodity trading organization.  From 1981 until 1988, he was also a director and an executive committee member of Simmons Airlines, Inc., a publicly traded regional airline, based in Marquette, Michigan, which was subsequently acquired by American Airlines.  We believe Mr. Batzer’s financial expertise and board experience will enable him to make important contributions to our Board of Directors.

David E. Goldberg.  Mr. Goldberg is presently Chief Executive Officer, President and a Director of ScoreBig.com, a privately-held company based in Los Angeles, California, that is the live entertainment industry’s first online marketplace for the safe and secure liquidation of unsold ticket inventory, since 2013.  Since 2012, he has also been a partner in Spring Valley Partners, a boutique consulting firm, based in Washington, D.C., providing advisory work in a variety of industry verticals including gaming, ticketing, interactive media and more.  He served as Chief Operating Officer and then President and Chief Executive Officer of YouBet.com, Inc. from October 2008 to June 2010.  Previously, Mr. Goldberg had been a consultant with YouBet since August 2008.  From 2003 to August 2008, Mr. Goldberg served as an Executive Vice President of Ticketmaster, located in South Orange, New Jersey, where, through the Office of the Chief Executive Officer, he shared responsibilities for overall leadership of the company.  Prior to joining Ticketmaster in 2003, Mr. Goldberg served as Executive Vice President of Corporate Development for Sportvision, a private, interactive sports technology and marketing company based in Chicago, Illinois, and was a co-founder and Executive Vice President of Tunes.com, a Chicago-based closely-held company.  We believe Mr. Goldberg’s extensive national and international business background will be a valuable addition to our Board of Directors.

Information about our Board and its Committees

Our Board of Directors, which is chaired by Mr. Brodsky in a non-executive role, manages the business and affairs of the Company.  Mr. Brodsky presides over Board meetings and presides at all meetings of our directors, and, if deemed appropriate, of our independent directors. Our Board believes that such arrangement works well for us, because our non-executive chairman can cause the independent directors to meet at any time. Therefore, the non-executive chairman can, at any time, bring to the attention of our independent directors any matters he thinks should be addressed by the Board and the independent directors can, if they wish, cause the entire Board to meet in order to address matters of importance. In addition, our non-executive chairman does not have any corporate functions that might impair, or appear to impair, his independence.

The Board confers via telephone conference calls and meets in person on an as-needed basis.  The Board has established several committees, described below, which also meet on an as-required basis during the year.  The Board met via conference calls fourteen times throughout the year, in person three times, and conducted business by written consent three times during the Company’s fiscal year ended December 31, 2014.  No director attended fewer than 75% of the total number of meetings of the Board or meetings of committees of the Board during the year ended December 31, 2014.  While the Company has no policy relating to director attendance at the Company’s annual meeting of stockholders, directors are encouraged to attend.  All of the Company’s directors at that time attended the 2014 Annual Meeting of Stockholders that was held on June 25, 2014.  None of our directors have been involved in any legal proceedings that are material to an evaluation of the ability or integrity of any director.

Board Risk Oversight

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

Director Independence

To be considered independent, the Board of Directors must affirmatively determine that the director has no material relationship with TWC. The Board of Directors has adopted director independence standards that are similar to the independence standards set forth under the rules of The NASDAQ Stock Market LLC (“NASDAQ”). These director independence standards are set forth in Annex I to our Corporate Governance Guidelines (“Guidelines”) that are available for review on our website (http://www.transwc.com/pdf/Corporate-Governance-Guidelines.pdf). These Guidelines include a series of objective tests, such as that the director is not an employee of TWC and has not engaged in various types of business dealings with TWC, to determine whether there are any relationships which would interfere with the exercise of independent judgment in carrying out the responsibilities of the director.  A material relationship is one which impairs or inhibits, or has the potential to impair or inhibit, a director’s exercise of critical and disinterested judgment on behalf of the Company and its stockholders.  In determining whether a material relationship exists, our Board considers a number of factors, which may include, for example, the purchase or sales of goods and/or services between the Company and an entity with which a director is affiliated (as an executive officer, partner or substantial stockholder), the source of compensation of the director, including any consulting, advisory or other compensatory fee paid by the Company to the director, and whether the director is affiliated with the Company, a subsidiary of the Company, or an affiliate of a subsidiary of the Company.  The Audit Committee reviews the Board’s approach to determining director independence periodically and recommends changes as appropriate for consideration and approval by the full Board.  In that regard, the Audit Committee, in February 2014, recommended, and the Board approved, a change to the Guidelines that would remove the requirement that the Audit, Compensation and Nominating Committees consist of independent directors, which revision is contrary to the listing requirements of the NASDAQ.  TWC is not a NASDAQ-listed company as of the date of this report.

Consistent with these considerations, our Board has reviewed all relationships between the Company and the members of the Board.  There are no family relationships between any director and the other directors or between any director and the executive officers of the Company.  Notwithstanding the number of shares beneficially owned by Mr. Ewing, our Board has found him to be independent under our Guidelines.  In addition, while Messrs. Bennett and Brodsky were appointed to the Board at the request of certain major stockholders of the Company, they have not engaged in transactions that would result in the loss of their independence under our guidelines.  Except for Mr. Ramadan, who serves as the Company’s President, CEO and CFO, and as a member of the Company’s Board of Directors, and Mr. Batzer and Mr. Goldberg, who are considered “affiliated outside directors,” the remaining four members of the Company’s Board of Directors consist of independent directors under the Guidelines.

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

The Audit Committee is composed of Mr. Bennett, the Committee’s Chairman, Messrs. Brodsky and Sterrett, all non-employee, “independent” directors, with Mr. Bennett serving as the “audit committee financial expert.”  The committee met twice in person and conferred by telephone conference calls four times in 2014.

Compensation Committee

Our Compensation Committee reviews the performance of, and sets the compensation for, executive officers of the Company and sets the terms of grants of awards under the 2014 Equity Plan and any other equity-based compensation plans adopted by the Company. The Compensation Committee operates pursuant to the Compensation Committee charter, which is available on our website at www.transwc.com or in print to any stockholder who requests a copy, free of charge, from Jill A. Yarussi, Corporate Secretary, Trans World Corporation, 545 Fifth

Avenue, Suite 940, New York, New York 10017.  The Compensation Committee did not retain or obtain the advice of any compensation consultant during 2014.

The Compensation Committee, which is composed of Mr. Bennett, the Committee’s Chairman, Messrs. Batzer (who is not independent) and Ewing, met twice in person, and conferred by telephone conference calls seven times in 2014.

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

The Nominating Committee is composed of Mr. Batzer (who is not independent), its Chairman, Messrs. Ewing and Goldberg (who is not independent) and met twice and conferred by telephone three times during 2014.  There were no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors during 2014.

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

As of February 28, 2015, Value Partners held 37.7% of our issued and outstanding Common Stock.  Mr. Ewing, one of our directors, can be considered to be a controlling person of Value Partners, and by virtue of his ownership of an additional 21,006 shares of deferred compensation stock, Mr. Ewing beneficially owned at such date, in the aggregate, 37.9% of our issued and outstanding stock.  (See also “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”).

Wynnefield Small Cap Value Offshore Fund, Ltd, Wynnefield Partners Small Cap Value LP and Wynnefield Partners Small Cap Value LP1 (collectively known as “Wynnefield Funds”) participated in the Company’s two private equity placements.  As of February 28, 2015, Wynnefield Capital held 26.6% of our issued and outstanding Common Stock.  (See also “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”).

As of February 28, 2015, Mr. Lloyd I. Miller, III, through his control of the funds, Trust A-4 — Lloyd Miller, Lloyd I. Miller IRA, Milfam II, L.P. and LIMFAM LLC (collectively the “Miller Funds”), held 24.1% of our issued and outstanding Common Stock.  (See also “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”).

We know of no other person or entity who owns 10% or more of the Company’s Common Stock.  See Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” below.

Based solely on review of the copies of such forms either filed by us on behalf of our directors and named executive officer, or furnished to us, we believe that all applicable Section 16(a) filing requirements were satisfied by our directors and named executive officer during 2014.

Code of Ethics

Our Board of Directors adopted a Code of Ethics which covers all company executives of TWC and our subsidiaries.  The Code of Ethics requires that senior management avoid conflicts of interest; maintain the confidentiality of information relating to the Company; engage in transactions in the Common Stock only in compliance with applicable laws and regulations and the requirements set forth in the Code of Ethics (and the Company’s Insider Trading Policy); and comply with other requirements which are intended to ensure that such officers conduct business in an honest and ethical manner and otherwise act with integrity and in the best interest of TWC.  In February 2014, all of our key management employees and officers reaffirmed, in writing, their commitment to our Code of Ethics. No waivers from, or amendments to, our Code of Ethics were approved or granted by our Board of Directors in 2014.

A copy of our Company’s Code of Ethics is available on our corporate website, www.transwc.com under the Corporate Governance tab in the Investor Relations section.  It can also be furnished to any person upon written request.  Requests should be sent to:  Jill A. Yarussi, Corporate Secretary, Trans World Corporation, 545 Fifth Avenue, Suite 940, New York, New York 10017.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Overview of Compensation Philosophy and Program.  Our compensation philosophy is to provide compensation to our executive officers that is competitive in the marketplace in order to attract and retain qualified and experienced officers.  The compensation of our named executive officer, including the various components of such compensation, is determined by our Compensation Committee.  The Compensation Committee consists solely of non-employee directors.  In addition, the Committee may use, from time to time, independent outside consulting firms that provide information regarding the compensation paid by our peer group, as described below.

When setting the compensation of our named executive officer, the Compensation Committee generally targets compensation which is comparable with our peer group with respect to each of the components of compensation.  The compensation we provide to our named executive officer primarily consists of the following:

•                  annual base salary,

•                  annual cash bonus,

•                  stock options,

•                  profit sharing plans,

•                  to a lesser extent, restricted stock awards, and

•                  other forms of compensation as approved by the Committee.

The Compensation Committee.  The Compensation Committee of our Board of Directors administers our executive compensation programs.  The members of the Committee are Messrs. Patrick J. Bennett, Sr., the Chairman, and Timothy G. Ewing and Max W. Batzer.  None of the members is a current or former officer or employee of our Company or any of our subsidiaries or has any separate business relationship with the Company (other than as a shareholder). The role of the Committee is to: (i) oversee our compensation and benefit plans and policies; (ii) administer our stock benefit plans (including reviewing and approving equity grants to executive officers); and (iii) review and approve annually all compensation decisions relating to the named executive officer, Mr. Rami S. Ramadan, who serves as President, Chief Executive Officer and Chief Financial Officer of the Company, as set forth in the Summary Compensation Table.

Role of the Named Executive Officer and Management.  The named executive officer provides recommendations to our Compensation Committee on matters of compensation philosophy, plan design and the general guidelines for other executive officers’ and employee compensation.  These recommendations are then considered by the Compensation Committee and the Compensation Committee then makes recommendations to the full Board of Directors. The chief executive officer generally attends Compensation Committee meetings but does not vote and is not present for executive sessions or for any discussion of his own compensation.

Tax Deductibility of Pay.  Section 162(m) of the Internal Revenue Code, places a limit of $1.0 million on the amount of compensation that the Company may deduct in any one year with respect to our chief executive officer and certain other highly compensated officers. There is an exception to the $1.0 million limitation for performance-based compensation meeting certain requirements. Stock options are performance-based compensation meeting those requirements and, as such, are fully deductible. Service-based only restricted stock awards are not considered performance-based compensation under Section 162(m) of the Internal Revenue Code.

To date, Section 162(m) has not affected the ability of the Company to deduct the expense of the executive compensation paid. To maintain flexibility in compensating executive officers in a manner designed to promote varying corporate goals, our Compensation Committee has not adopted a policy requiring all compensation to be deductible.

Salaries.  With the exception of the chief executive officer, the salaries of our key management employees are reviewed on an annual basis, as well as at the time of a promotion or other change in responsibilities.  Increases in salary are based on an evaluation of the individual’s performance and current level of pay.  Merit increases normally take effect in January of each year.

Pursuant to the evergreen renewal terms of his employment agreement, Mr. Ramadan’s employment was automatically renewed on October 1, 2014 for a one-year term ending December 31, 2015.  The base annual salary for Mr. Ramadan for 2015 is $450,000.  Base salary is considered in conjunction with the short-term annual bonus component of our executive compensation program.

Bonuses.  In addition to the 2014 Profit Sharing Plan (see “Note 12 - Compensation Plans” of the Notes to the Consolidated Financial Statements, included in this Annual Report in Part II, Item 8 above), a discretionary cash bonus for the named executive officer is determined by the Compensation Committee, on an annual basis, when applicable.  The amount of the bonus is based on the Company’s overall performance as well as an evaluation of the individual’s performance.  In the years ended December 31, 2014 and 2013, the Compensation Committee granted individual performance awards of $175,000, of which $25,000 was required to be deferred into the Deferred Plan, and $250,000, respectively, to the named executive officer.

Stock Options.  In determining the size of stock option grants to executive officers, our Compensation Committee considers the Company’s financial performance against the strategic plan as attributed to executive officers.  In this regard, our Committee granted stock options to Mr. Ramadan, the chief executive officer, on February 4, 2007, seven year options to purchase 50,000 shares of Common Stock, all of which expired on February 4, 2014.

On October 23, 2007, pursuant to the Company’s 2004 Equity Incentive Plan, Mr. Ramadan was granted seven-year options to purchase 125,000 shares of Common Stock.  The exercise price of all these options was set at $4.85 per share, the closing stock price on October 23, 2007, and escalated to $5.05 on its first anniversary.  On May 26, 2009, the Company’s Board of Directors froze the exercise price at $5.05 for the entire grant.  These options expired on October 23, 2014.

Further, on November 11, 2014, pursuant to the Company’s 2014 Equity Incentive Plan, Mr. Ramadan was granted five-year options to purchase 200,000 shares of Common Stock that vest in four equal parts, with the options to acquire 50,000 shares vesting immediately upon the date of grant and options to acquire 50,000 shares vesting subsequently upon each anniversary of the grant date.  The exercise price of all these options was initially set at $3.20 per share, the closing stock price on the date of grant, and will escalate by 4.0% annually on each anniversary date.

On May 26, 2009, pursuant to the Company’s 2004 Equity Plan, as amended, our Compensation Committee approved the grant of seven-year options to purchase an aggregate of 410,000 shares of Common Stock to ten of the Company’s key management employees, excluding the chief executive officer, with a quarter of the total grant vesting immediately, and the balance to be vested in three equal parts over a three-year vesting period on the anniversary of the date of grant.  The exercise price of all these options, vested and unvested, was set at the grant date’s market closing price of $3.00 per share.  The grants were in recognition of their efforts to continually and consistently improve the performance of the Company. (See also “Note 11 - Stock Options and Warrants” of the Notes to the Consolidated Financial Statements, included in this Annual Report in Part II, Item 8).

On November 11, 2014, pursuant to the Company’s 2014 Equity Incentive Plan (the “2014 Equity Plan”), Mr. Ramadan was granted five-year options to purchase 200,000 shares of Common Stock that vest in four equal parts, with the options to acquire 50,000 shares vesting immediately upon the date of grant and options to acquire 50,000 shares vesting subsequently upon each anniversary of the grant date.  The exercise price of all these options was initially set at $3.20 per share, the closing stock price on the date of grant, and will escalate by 4.0% annually on each anniversary date.

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

Restricted Stock Awards.  Under our 2014 Equity Plan, our Compensation Committee is authorized to grant share awards, which are a right to receive a distribution of shares of Common Stock. Shares of Common Stock granted pursuant to a share award are in the form of restricted stock which vests upon such terms and conditions as established by the Committee.  Our Committee determines which officers and key employees will be granted share awards, the number of shares subject to each share award, whether the share award is contingent upon achievement of certain performance goals and the performance goals, if any, required to be met in connection with a share award.  Non-employee directors are not eligible to receive share awards.  Under the 2014 Equity Plan, our Committee has the discretion to grant an award or awards to any one individual participant during any one calendar year up to 200,000 shares of Common Stock.  However, in no event shall there be granted during the term of the 2014 Equity Plan, restricted stock or restricted stock units, which are not subject to be achievement of a performance target or targets covering more than an aggregate of 150,000 shares.

Pursuant to his renewed employment agreement and the former equity plan, in July 2005, Mr. Ramadan was granted 75,000 shares of restricted Common Stock that vest cumulatively, according to the performance targets outlined below:

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

All unvested restricted stock granted hereunder will, automatically and without any further action on the part of Mr. Ramadan or any members of the Compensation Committee, terminate upon the effective date of the termination or expiration of his employment agreement, except that all unvested restricted stock granted thereunder will, automatically and without any further action on the part of any person, vest to Mr. Ramadan upon the closing date of a change of control (as defined in the employment agreement) of the Company. All such vested restricted stock must be converted into cash or securities of the acquirer as required or permitted by the terms and conditions of the change of control documents.  Any extension of the terms of his employment agreement beyond December 31, 2007 will not result in the extension of any stock grant vesting or exercise periods set forth above.  As of December 31, 2014, there were no shares of restricted stock vested.

Stock Ownership Guidelines.  We have not established any formal policies or guidelines addressing expected levels of stock ownership by the named executive officer or for other executive officers.  However, under the terms of the Profit Sharing Plan, KMEs are required to defer 50% of their individual Profit Sharing Plan awards into the Deferred Plan.

Additional Components of Executive Compensation.  As part of the renewal of the named executive officer’s employment agreement in July 2005, the named executive officer and the Company amended the change in control provisions therein. The purpose of these provisions is to retain, for the benefit of the Company, the talents of this highly skilled officer whose services are integral to the development and implementation of the Company’s business.  This agreement, as discussed below, provides for severance benefits in the event of the termination of the executive’s employment under certain circumstances, or in the event of the occurrence of certain events.  The included severance payments are intended to align the named executive officer’s and the stockholders’ interests by enabling the named executive officer to consider corporate transactions that are in the best interests of the stockholders and other constituents of our Company without undue concern over whether the transactions may jeopardize the named executive officer’s own employment or impose a financial hardship on him. The grounds under which severance payments are triggered in the employment and change in control provisions of Mr. Ramadan’s employment agreement are similar to, or the same as, those included in many employment agreements for senior executive officers of comparable gaming companies.  See “- Severance Agreement.”

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

Say-On-Pay/Say-On-Pay Frequency.  Our shareholders voted, at our 2014 Annual Meeting of Stockholders held on June 25, 2014 to approve, on a non-binding advisory basis: (i) the compensation paid to Mr. Rami S. Ramadan, the Company’s President and Chief Executive Officer (the named executive officer); and (ii) the compensation that may be paid to him in the event of a change of control of the Company, both as disclosed in the Company’s Form 10-K for the year ended December 31, 2013.

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

Summary Compensation Table

The following table sets forth a summary of certain information concerning the compensation awarded or paid by our Company or our subsidiaries for services rendered in all capacities during the fiscal years ended December 31, 2014 and 2013 to the Company’s executives, who, with the exception of Mr. Ramadan, are not “named executive officers” of the Company:

Name and Principal Position	Year	Salary	Bonus(1)	Stock Awards	Option Awards(2)	Non- Equity Incentive Plan Compensation(3)	Nonqualified Deferred Compensation Earnings(4)	All Other Compensation(5)	Total
Rami S. Ramadan, Chief Executive Officer/Chief Financial Officer	2014	$450,000	$150,000	$—	$58,559	$112,178	$137,175	$21,000	$928,912
	2013	$450,000	$250,000	$—	$—	$99,221	$66,148	$21,000	$886,369

Paul D. Benkley, Director of Development	2014	$233,000	$88,600	$—	$—	$58,082	$58,083	$12,300	$450,065
	2013	$222,000	$48,800	$—	$—	$49,325	$32,257	$12,100	$364,482

Thomas Mähder, Managing Director of Operations (6)	2014	$232,000	$51,000	$—	$—	$57,833	$57,834	$22,000	$420,667
	2013	$246,000	$38,600	$—	$—	$58,145	$32,257	$22,600	$397,602

(1)                   Represents awards based on personal performance evaluation and, in the case of Mr. Ramadan, pursuant to pre-determined individual performance targets set by and/or at the discretion of the Company’s Compensation Committee.  Mr. Ramadan’s 2014 bonus included $25,000 that was deferred into the Deferred Plan to be paid out as common stock.

(2)                   Reflects the amount expensed in accordance with accounting and reporting requirements with respect to the granting of stock options.  For a discussion of the assumptions used to establish the valuation of the stock options, reference is made to Note 2 of the Notes to the Consolidated Financial Statements.  Additional information is also included in the table entitled “Grants of Plan-Based Awards for the Year Ended December 31, 2014.”

(3)                   Earned employee award pursuant to the Company’s effective Profit Sharing Plan, 40% of each above-named individual’s 2013 Profit Sharing Award and 50% of each above-named individual’s 2014 Profit Sharing Award, respectively, was deferred into the Deferred Compensation Plan and will be paid out in Common Stock.

(4)                   There were no above-market or preferential earnings on nonqualified deferred compensation for the named executive officer or for any KMEs.  The amounts for each year represent the required deferment of a portion of each year’s Profit Sharing Plan award, ranging from 20% in 2007-08; 40% in 2009-2013; and 50% in 2014 and forward.  Mr. Ramadan’s 2014 amount included $25,000 of his bonus that was deferred into the Deferred Plan.

(5)                   Consists of the cost of a leased automobile for business use to Mr. Ramadan and Mr. Mähder, and for Mr. Benkley, a car allowance; and for Mr. Ramadan, an employer-matching contribution toward his 401(k) plan. Mr. Mähder’s other compensation includes a Company-provided apartment in our Hotel Savannah.

(6)                   Mr. Mähder’s annual salary and bonus, if any, is paid in the local currency of the Czech Republic.

Equity Compensation Plans

The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors) in effect as of December 31, 2014.

Plan category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders (1)	595,125	$3.41	460,750
Equity compensation plans not approved by security holders (2)
Total	595,125	$3.41	460,750

(1)         Represents all the outstanding options issued under the 2014 Equity Plan and previous equity compensation plans.

(2)         Does not include accruals made under the Company’s Deferred Compensation Plan for directors and qualified employees who may only receive such amounts in shares of the Company’s Common Stock upon elected deferment terms.

The following table sets forth information concerning grants of awards pursuant to plans made to the executives during the year ended December 31, 2014:

Grants of Plan-Based Awards for the Year Ended December 31, 2014

								All Other	All Other		Grant Date
		Estimated Future Payouts			Estimated Future Payouts			Stock Awards:	Option Awards:	Exercise or	Fair Value
		Under Non-Equity Incentive			Under Incentive			Number of	Number of	Base Price	of Stock
		Plan Awards (1)			Plan Awards			Shares of	Securities	of Option	and Option
	Grant	Threshold	Target(2)	Maximum	Threshold	Target	Maximum	Stock/Units	Underlying Options	Awards	Awards
Name	Date	$000	$000	$000	#	#	#	#	#	($/Sh)	($/Sh)

Rami S. Ramadan	2014	$57	$—	$227	—	—	—	—	—	$—	$—

Paul D. Benkley	2014	$28	$—	$112	—	—	—	—	—	$—	$—

Thomas mähder	2014	$31	$—	$124	—	—	—	—	—	$—	$—

(1)              Pursuant to the named executive officer and the other listed executives’ participation in the 2014 Profit Sharing Plan, to be paid in 2015.

(2)              No target amounts were established for any of the executives with regards to fiscal year 2014.

A summary description of our Company’s equity compensation plans are found at “Note 11. “Stock Options and Warrants” and Note 12. “Compensation Plan,” respectively, of the Notes to the Consolidated Financial Statements.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding equity awards held by the named executives as of December 31, 2014:

	Option Awards						Stock Awards			Equity Incentive Plan Awards
										Number	Market
				Equity						of	Value of
				Incentive						Unearned	Unearned
				Plan					Market	Shares,	Shares,
				Awards:			Number		Value of	Units of	Units of
				Number of			of Shares		Shares or	Stock, or	Stock, or
				Securities			or Units		Units of	Other	Other
	Number of Securities			Underlying			of Stock		Stock	Rights	Rights
	Underlying Unexercised			Unexercised	Option	Option	That		That	That	That
	Options			Unearned	Exercise	Expiration	Have Not		Have Not	Have Not	Have Not
Name	Exercisable		Unexercisable	Options	Price	Date	Vested		Vested	Vested	Vested
Rami S.
Ramadan	50,000	(1)	150,000	—	$3.20	11/11/19	75,000	(2)	—	—	$—
Paul D.
Benkley	60,000	(3)	—	—	$3.50	05/26/16	—		—	—	$—
Thomas C.	10,000	(4)	—	—	$4.10	01/04/15	—		—	—	$—
Mähder	45,000	(4)	—	—	$3.50	05/26/16	—		—	—	$—

(1)                          On November 11, 2014, pursuant to the Company’s 2014 Equity Plan, Mr. Ramadan was granted five-year options to purchase 200,000 shares of Common Stock that vest in four equal parts, with the options to acquire 50,000 shares vesting immediately upon the date of grant and options to acquire 50,000 shares vesting subsequently upon each anniversary of the grant date.  The exercise price of all these options was initially set at $3.20 per share, the closing stock price on the date of grant, and will escalate by 4.0% annually on each anniversary date.  As of December 31, 2014, 50,000 options have vested and are exercisable. (See “Compensation Discussion and Analysis - Stock Options,” above).

(2)                          The restricted shares vest according to an earnings formula as stipulated in Mr. Ramadan’s employment agreement. (See “Compensation Discussion and Analysis - Restricted Stock Awards,” above).

(3)                          On May 26, 2009, Mr. Benkley was granted seven-year options to purchase 60,000 shares of Common Stock, with options to purchase 15,000 shares vesting immediately upon the date of grant and options to acquire 15,000 shares vesting subsequently upon each anniversary of the grant date.  The exercise price of these options was set at $3.50 per share, the market closing price at the date of grant.  As of December 31, 2014, these options have fully vested.

(4)                          On January 4, 2008, Mr. Mähder was granted seven-year options to purchase 10,000 shares of Common Stock, with options to purchase 2,500 shares vesting immediately upon the date of grant and options to acquire 2,500 shares vesting subsequently upon each anniversary of the grant date.  The exercise price of these options was set at $4.10 per share, the market closing price at the date of grant.  On May 26, 2009, Mr. Mähder was granted seven-year options to purchase 45,000 shares of Common Stock, with options to purchase 11,250 shares vesting immediately upon the date of grant and options to acquire 11,250 shares vesting subsequently upon each anniversary of the grant date.  The exercise price of these options was set at $3.50 per share, the market closing price at the date of grant. As of December 31, 2014, these options have fully vested.

Option Exercises and Stock Vested

No stock options were exercised and no shares of restricted stock vested for the named executive officer.  On November 11, 2014, Mr. Benkley exercised options to purchase 300 shares of the Company’s Common Stock, at an exercise price of $3.00 per share.

Nonqualified Deferred Compensation

Pursuant to the terms of each year’s profit sharing plan, as approved annually by the Board of Directors, a portion, ranging from 20% in 2007 (its inception year) through 2009, 40% from 2011 through 2013, and 50% in 2014, of the profit sharing plan award was required to be deferred into the Company’s Deferred Plan to be paid out in Common Stock, according to individual elections of the conditions of disbursement.

Employment and Change of Control Agreements

On October 1, 2014, pursuant to evergreen renewal terms of Mr. Ramadan’s employment agreement, our Company automatically extended Mr. Ramadan’s employment agreement, originally dated July 1, 2005, to which we agreed to employ him as President, Chief Executive Officer and Chief Financial Officer for a renewable term of one year, currently ending on December 31, 2015, with a current base annual salary of $450,000.  Mr. Ramadan will continue to be eligible to participate in the 2014 Equity Plan and any present or future employee benefit plans, including the 2015 Profit Sharing Plan and the Deferred Plan. He will also be reimbursed for reasonable travel and out-of-pocket expenses necessarily incurred in the performance of his duties.

Our Company, as part of an employment agreement renewal, amended the change of control agreement with Mr. Ramadan.  See “Compensation Discussion and Analysis — Additional Components of Executive Compensation,” above.

Severance Agreement

On November 11, 2014, the Compensation Committee of the Company’s Board of Directors approved an amendment (“Amendment”) to the Amended and Restated Employment Agreement dated November 18, 2008 (“Employment Agreement”) for Mr. Ramadan, the Company’s President and CEO.

The Amendment provides that if, within 120 days prior to, or twenty-four months after a Change of Control (as defined in the Employment Agreement), (i) Mr. Ramadan is terminated by the Company other than for cause (and not due to his death or disability), or (ii) he provides the Company with written notice of his Voluntary Termination for Good Reason (as defined in the Employment Agreement), or (iii) he is in the employ of the Company on the closing date of a Change in Control of the Company, then the Company will pay to him: (A) an amount equal to two times his Base Salary (as defined in the Employment Agreement) as of the date of termination; and, (B) any accrued but unpaid (1) base salary; (2) sick pay; (3) vacation pay; and (4) health insurance benefits as described in the Employment Agreement for the period ending on the earlier of: (x) the date Mr. Ramadan obtains subsequent employment where medical insurance coverage is available to him, or (y) two years after the date of termination or Change in Control, as applicable. If the above benefits are paid to him as a result of (iii) above, they cannot be paid to him again as a result of either (i) or (ii), above, for the same Change in Control event.

The Amendment also includes a description of what actions TWC and Mr. Ramadan will take in the event that the aggregate payment or benefits to be paid to him as described above are deemed by the Internal Revenue Service to be “excess parachute payments” under Section 280G of the Internal Revenue Code.

Potential Payments upon Termination of Employment or a Change in Control

The following table describes the potential payments to Mr. Ramadan, the named executive officer, upon an assumed termination of employment or a change in control as of December 31, 2014:

Payments and Benefits	Voluntary Termination	Termination for Cause or Loss of License	Involuntary Termination Without Cause	Termination by the Executive for Good Reason With a Change in Control	Material Breach of Agreement by Company	Death or Disability

Accrued vacation pay (a)	$35,000	$35,000	$35,000	$35,000	$35,000	$35,000

Accrued sick pay (b)	10,000	10,000	10,000	10,000	10,000	10,000

Severance payments and benefits: (c)

Cash severance (d)			450,000	900,000	450,000

Medical benefits (e)			22,700	45,400	22,700

Equity awards:

Vested stock options and restricted stock awards (f)	1,500	1,500	1,500	1,500	1,500	1,500

Unvested stock options and restricted stock awards (g)			246,800	246,800

Total payments and benefits	$46,500	$46,500	$766,000	$1,238,700	$519,200	$46,500

(a)         Represents a total of 20 days of accrued and unused vacation time due to Mr. Ramadan as of December 31, 2014.

(b)         Represents a total of six unused sick days.

(c)          These severance payments and benefits are payable if Mr. Ramadan’s employment is terminated either (i) by the Company for any reason other than cause, loss of his gaming license, disability or death, or (ii) by Mr. Ramadan after a change in control of the Company and if the Company takes certain adverse actions (a “good reason” termination) or if the Company materially breaches the employment agreement and does not cure such breach within 30 days after the date of termination.

(d)         Represents Mr. Ramadan’s annual base salary, to be paid in a lump sum, except in the event of a change in control, in which he will receive the equivalent of two years’ salary. Pursuant to the November 2014 amendment to Mr. Ramadan’s employment agreement, he would also be entitled to this severance compensation if he was employed by the Company within 120 days prior to, or twenty-four months after, a change of control but was not terminated or did not leave the Company for “good reason” (as defined in the employment agreement).

(e)          Represents the estimated present value cost of providing continued medical coverage to Mr. Ramadan for an assumed period ending at the earlier of: (i) the date he is entitled to receive substantially similar benefits from a subsequent employer, or (ii) 12 months from the employment termination date.  In the event of termination for good reason with a change in control, Mr. Ramadan will receive up to 24 months of medical coverage.  The estimated costs assume the current insurance premiums and other costs as of December 31, 2014.

(f)           All vested stock options and restricted stock awards are exercisable as set forth in Mr. Ramadan’s employment agreement or the plans under which they were granted, except upon a change in control, in which case, they must be surrendered, or otherwise converted into cash or securities of the acquirer, or exercised as required, or permitted by the terms and conditions of the change in control documents.  Mr. Ramadan’s vested stock options were in-the-money at the exercise price of $3.20 per option, based on the December 31, 2014 reported closing price of the Company’s Common Stock of $3.23 per share, netting gain of $1,500, and no shares of the restricted stock had vested at such date.

(g)          All unvested restricted stock will terminate upon the termination or expiration of the employment agreement except upon a change of control in which case they will vest on the closing date of change of control. The unvested restricted stock would be worth approximately $242,300, based on the December 31, 2014 reported closing price of the Company’s Common Stock of $3.23 per share.

Directors’ Compensation

In 2014, our non-employee directors’ compensation included a cash retainer fee of $10,000 per quarter, per member.  In addition, the non-executive Chairman of our Board receives an additional $1,250 per quarter, while each chairman of our three Committees receives an additional $625 per quarter.  To recognize the burden and importance of the Audit Committee, each member of this Committee is compensated an additional $1,250 per quarter.  All members of the Board are reimbursed for out-of-pocket expenses in connection with attending Board meetings in person.  Full-time employee directors of our Company do not receive any fees for board or committee meetings.  Non-employee directors are entitled to participate in the 2014 Equity Plan.

The following table sets forth information concerning compensation paid or accrued by our Company to each member of the Board of Directors during the year ended December 31, 2014.  As an employee-director, Mr. Ramadan received no compensation for his board and committee memberships.  His compensation is fully reported in the Summary Compensation Table above.

Name	Fees Earned or Paid in Cash (1)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings (2)	All Other Compensation	Total
Geoffrey B. Baker (3)	$22,538	$—	$—	$—	$—	$23,260	$45,798
Patrick J. Bennett, Sr.	$42,500	$—	$—	$—	$2,500	$—	$45,000
Michael B. Brodsky	$42,500	$—	$—	$—	$2,500	$—	$45,000
Timothy G. Ewing	$38,750	$—	$—	$—	$2,500	$—	$41,250
Julio E. Heurtematte, Jr. (4)	$22,538	$—	$—	$—	$—	$23,260	$45,798
Malcolm M.B. Sterrett	$45,000	$—	$—	$—	$2,500	$—	$47,500
Max W. Batzer (5)	$—	$—	$—	$—	$21,771	$—	$21,771
David E. Goldberg (6)	$19,271	$—	$—	$—	$1,250	$—	$20,521

(1)         Includes payment of directors’ retainer fees for service on the Board of the Company.  Also includes the payment of fees for service as Chairman of the Board, as chairman of a Board committee and for service on the Audit Committee.

(2)         Pursuant to the Company’s adoption of the Deferred Compensation Plan in June 2006, each director elected to defer all or a portion of his quarterly retainer.

(3)         Mr. Baker resigned from the Board of Directors on June 25, 2014.  Other compensation consists of the value of 6,985 shares issued to Mr. Baker, pursuant to the termination of his participation in the Deferred Plan.

(4)         Mr. Heurtematte resigned from the Board of Directors on June 25, 2014. Other compensation consists of the value of 6,985 shares issued to Mr. Heurtematte, pursuant to the termination of his participation in the Deferred Plan.

(5)         Mr. Batzer was elected to the Board of Directors on June 25, 2014.

(6)         Mr. Goldberg was elected to the Board of Directors on June 25, 2014.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our Common Stock as of February 28, 2015 (the “Calculation Date”), unless otherwise noted, (a) by each shareholder who is known by the Company to own beneficially more than 5.0% of the outstanding Common Stock, (b) by each director, (c) by each “named executive officer” in the Summary Compensation Table above and by all named executive officers and directors as a group. Unless otherwise noted, each of the shareholders listed in the table or included within a group listed in the table possesses sole voting and investment power with respect to the shares indicated, subject to community property laws where applicable. The business address for each director and officer of our Company is 545 Fifth Avenue, Suite 940, New York, New York 10017.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned (1)	Percentage of Ownership (1)
Value Partners, Ltd. (2)	3,326,679	37.7%
Wynnefield Funds (3)	2,349,577	26.6
Miller Funds (4)	2,129,229	24.1
Rami S. Ramadan (5)	385,940	4.2
Julio E. Heurtematte, Jr. (6)	31,014	*
Malcolm M.B. Sterrett (7)	31,527	*
Geoffrey B. Baker (8)	31,014	*
Timothy G. Ewing (9)	3,347,685	37.9
Patrick J. Bennett, Sr. (10)	6,955	*
Michael B. Brodsky (11)	1,297	*
Max W. Batzer (12)	6,772	*
David E. Goldberg (13)	388	*
All directors and the named executive officer as a group (7 persons) (14)	3,842,592	40.9%

* Less than 1% of the issued and outstanding shares of the Company’s Common Stock.

(1)         The percentage of outstanding shares is based on 8,821,205 shares outstanding as of February 28, 2015 and, for certain individuals and entities, on reports filed with the SEC or on information provided directly to our Company by such individuals or entities. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from February 28, 2015 upon the exercise of options. Each beneficial owner’s percentage ownership is determined by assuming that options that are held by such person (but not those held by any other person) are exercisable within 60 days from February 28, 2015 have been exercised. Included are shares of Common Stock issuable upon the exercise of options to purchase the Company’s Common Stock.

(2)         Value Partners, Ltd. is a Texas limited partnership, managed by Ewing & Partners, whose business address is 5646 Milton Street, Suite 880, Dallas, Texas 75206. Mr. Timothy G. Ewing, a director of TWC, is the controlling person of Value Partners, Ltd.

(3)         Wynnefield Partners Small Cap Value LP and Wynnefield Partners Small Cap Value LP I are managed by Wynnefield Capital Management, LLC, while Wynnefield Small Cap Value Offshore Fund, Ltd is managed by Wynnefield Capital, Inc.  Wynnefield Capital Management, LLC (“WCM”) and Wynnefield Capital, Inc. (“WCI”) are private investment firms, whose same address is 450 Seventh Avenue, Suite 509, New York, New York 10123.  Nelson Obus and Joshua Landes share voting and investment control over the portfolio securities of WCM and WCI.  Mr. Obus and Mr. Landes each beneficially own 2,349,577 shares of Common Stock.  Of the beneficial ownership total, 1,335,353 of these said shares were acquired as a result of their participation in TWC’s two private placements.  Currently, Wynnefield Small Cap Value Offshore Fund, Ltd. beneficially owns 462,968 shares of Common Stock; Wynnefield Partners Small Cap Value LP I beneficially owns 1,129,146 shares of Common Stock; and Wynnefield Capital Management, LLC beneficially owns 757,463 shares of Common Stock.

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

(5)         Consists of 13,500 shares of Common Stock, 200,000 shares subject to incentive stock options granted to Mr. Ramadan, of which 50,000 have vested, 97,440 shares issuable under the Deferred Compensation Plan, plus 75,000 shares of restricted stock, none of which have vested. (See “Item 11.  Executive Compensation,” above.)

(6)         Mr. Heurtematte resigned from the Board of Directors on June 25, 2014.   In addition to his ownership of 24,029 shares of Common Stock, he received 6,985 shares issued under the Deferred Compensation Plan, for which he had contributed quarterly a portion of his retainer fees.

(7)         Includes 24,029 shares of Common Stock and 25 shares of Common Stock subject to non-qualified ten-year options granted under the 1999 Director Plan at the end of each calendar quarter ended September 30, 2000 through June 30, 2006, all of which were fully vested on the dates of grant.  Effective the quarter ended September 30, 2006, as part of Mr. Sterrett’s participation in the Company’s Deferred Compensation Plan, quarterly option grants were terminated for members of the Board of Directors in lieu of a nominal increase in the annual retainer, of which a minimum of 25% is allocated to the Deferred Compensation Plan.  Mr. Sterrett also has 7,373 shares issuable under the Deferred Compensation Plan, for which he contributed quarterly a portion of his retainer fees.

(8)         Mr. Baker resigned from the Board of Directors on June 25, 2014.   In addition to his ownership of 24,029 shares of Common Stock, he received 6,985 shares issued under the Deferred Compensation Plan, for which he had contributed quarterly a portion of his retainer fees.

(9)         Mr. Timothy G. Ewing is the managing partner of Ewing & Partners, which manages Value Partners, Ltd.  His beneficial ownership includes 3,326,679 shares of Common Stock, held by Value Partners, Ltd. (See also Note (2) above).  Effective the quarter ended September 30, 2006, as part of Mr. Ewing’s participation in the Company’s Deferred Compensation Plan, quarterly option grants were terminated for members of the Board of Directors in lieu of a nominal increase in the annual retainer, of which a minimum of 25% is allocated to the Deferred Compensation Plan.  In addition to his beneficial ownership of Value Partners, Mr. Ewing also has 21,006 shares issuable under the Deferred Compensation Plan, for which he contributed quarterly a portion of his retainer fees.

(10)  Mr. Patrick J. Bennett, Sr., who was appointed on February 6, 2013 to fill a vacancy on our Board of Directors, holds 5,000 shares of Common Stock.  Mr. Bennett also has 1,955 shares issuable under the Deferred Compensation Plan, for which he contributed quarterly a portion of his retainer fees.

(11)  Mr. Michael B. Brodsky, who was appointed on September 6, 2013 to fill a vacancy on our Board of Directors, has 1,297 shares issuable under the Deferred Compensation Plan, for which he contributed quarterly a portion of his retainer fees.

(12)  Mr. Max W. Batzer, who was elected on June 25, 2014 to fill a vacancy on our Board of Directors, has 6,772 shares issuable under the Deferred Compensation Plan, for which he contributed quarterly his entire retainer.

(13)  Mr. David E. Goldberg, who was elected on June 25, 2014 to fill a vacancy on our Board of Directors, has 388 shares issuable under the Deferred Compensation Plan, for which he contributed quarterly a portion of his retainer.

(14)  See Notes (5), (7), (9), (10), (11), (12) and (13) above.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

With respect to the determination of director independence, please see Part III, Item 10. “Directors, Executive Officers and Corporate Governance — Director Independence.”

The Company did not engage in any transactions during 2014, and has no plans to engage in any transactions during 2015, in excess of $120,000 in which any director, executive officer or shareholder owning 5% or more of the Common Stock (a “5% shareholder”) of the Company or any immediate family member of any director, executive officer or 5% shareholder of the Company had or has a direct or indirect material interest.

Item 14.  Principal Accountant Fees and Services.

On June 30, 2014, KPMG LLP acquired substantially all of the assets of Rothstein Kass and certain of its affiliates. On that same date, Rothstein Kass effectively resigned as the Company’s independent registered public accounting firm.

As a result of this transaction, our Audit Committee recommended to our Board of Directors, and the Board of Directors of the Company accepted the resignation of Rothstein Kass as the independent registered public accounting firm for the Company on July 2, 2014.  During the Company’s two most recent fiscal years ended December 31, 2013 and through the subsequent interim period preceding the resignation, the Company did not have any disagreements with Rothstein Kass on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Rothstein Kass, would have caused them to make reference to the subject matter of the disagreements in connection with their audit reports.  In addition, during the two most recent fiscal years ended December 31, 2013 and through the subsequent interim period preceding the resignation, no reportable events, as set forth in Item 304(a)(1)(v) of Regulation S-K, had occurred. The audit reports of Rothstein Kass on the Company’s consolidated financial statements for the years ended December 31, 2013 and 2012 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

On July 2, 2014, our Audit Committee recommended to the full Board, and the full Board approved the engagement of WithumSmith + Brown, PC (“WS+B”) as the Company’s new independent registered public accounting firm to audit the Company’s consolidated financial statements as of and for the year ending December 31, 2014. The Company engaged WS+B effective on July 3, 2014.

WS+B and before it, Rothstein Kass, our principal independent accountants, provided audit and non-audit services to the Company in 2014 and 2013, which are described below.  WS+B conducted the year-end audit for the fiscal year ended December 31, 2014, while Rothstein Kass completed the prior year’s audit.  We have been advised by both WS+B and Rothstein Kass that neither that the two firms nor any of its associates has any relationship with our Company or its subsidiaries other than the usual relationship that exists between independent accountants and clients.

All audit, audit-related and tax services were pre-approved by our Audit Committee, which concluded that the provision of such services by Rothstein Kass and subsequently, WS+B, was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.  Our Audit Committee’s Charter provides for pre-approval of specifically described audit, audit-related and tax services by the Audit Committee on an annual basis.  Individual engagements that are anticipated to exceed pre-established thresholds will be considered on a case by case basis.

Audit Fees.  This category includes fees for the audit of the Company’s annual financial statements, review of financial statements included in the Company’s quarterly reports on Form 10-Q and services that were normally provided in connection with statutory and regulatory filings or engagements.  The audit fees were approximately $195,000 for WS+B in connection with June 30, 2014, September 30, 2014 interim reviews and December 31, 2014 year-end audit.  The audit fees for Rothstein Kass were approximately $210,000 for the year ended December 31, 2013 and approximately $17,000 for the quarter ended March 31, 2014.

Audit-Related Fees.  This category includes fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not included above under “Audit Fees.”  For the year ended December 31, 2014, there were approximately $15,000 of audit-related fees paid to WS+B in connection with registration statement filings, issuance of consents and services related to business acquisitions.

Tax Fees.  This category includes fees for tax compliance and tax return preparation.  The tax fees were approximately $50,000 each for WS+B and Rothstein Kass for the years ended December 31, 2014 and 2013, respectively.

All Other Fees.  This category includes all other fees not included in the above three categories.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)              Exhibits

Reference is made to the Exhibit Index hereinafter contained.

A copy of any exhibits listed or referred to herein will be furnished at a reasonable cost to any person who was a shareholder of our Company as of February 28, 2015, upon written request from any such person. Requests should be sent to: Jill A. Yarussi, Corporate Secretary, Trans World Corporation, 545 Fifth Avenue, Suite 940, New York, New York 10017.

TRANS WORLD CORPORATION
EXHIBITS INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2014

Item No	Item	Method of Filing

3.1(a)	Articles of Incorporation	Incorporated by reference to Exhibit 3.1 contained in the registration statement on Form SB-2 (File No. 33-85446-A).

3.1(b)	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to Exhibit 3.1 contained in the Form 10-KSB for the fiscal year ended December 31, 2000 (File No. 0-25244).

3.1(c)	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to Exhibit 3.1 contained in the Form 10-KSB for the fiscal year ended December 31, 2004 (File No. 0-25244).

3.2(a)	Bylaws	Incorporated by reference to Exhibit 3.2 contained in the registration statement on Form SB-2 (File No. 33-85446-A).

3.2(b)	Amended Bylaws, dated February 5, 2015	Incorporated by reference to Exhibit 3.2(b) contained in the Form 8-K filed on February 6, 2015 (File No. 0-25244).

4.1	Specimen Common Stock Certificate	Incorporated by reference to Exhibit 4.1 contained in the registration statement on Form SB-2 (File No. 33-85446-A).

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

10.18	Renewal and Amendment of Employment Agreement between the Company and Rami S. Ramadan, Effective as of July 1, 2005	Incorporated by reference to Exhibit 10.18 contained in the Form 10-KSB filed on March 17, 2006 (File No. 0-25244).

10.19	Renewal and Amendment of Employment Agreement between the Company and Rami S. Ramadan, Effective as of July 1, 2008	Incorporated by reference to Exhibit 99.1 contained in the Form 8-K filed on November 21, 2008 (File No. 0-25244).

10.20	Shareholder Agreement to add Director Nominees to the slate for the 2014 Annual Meeting of Stockholders, Effective as of April 21, 2014	Incorporated by reference to Exhibit 10.20 contained in the Form 8-K filed on April 22, 2014 (File No. 0-25244).

10.21	2014 Equity Incentive Plan, Adopted on June 25, 2014	Incorporated by reference to Exhibit 10.21 contained in the Form 8-K filed on June 27, 2014 (File No. 0-25244).

10.22	Change to the Company’s Registered Certified Accountants, Effective as of July 2, 2014	Incorporated by reference to Exhibit 10.22 contained in the Form 8-K filed on July 7, 2014 (File No. 0-25244).

10.23	Partnership Interest Purchase Agreement to acquire the Hotel Columbus, dated September 10, 2104	Incorporated by reference to Exhibit 10.23 contained in the Form 8-K filed on September 15, 2014 (File No. 0-25244).

10.24	Amendment of Employment Agreement between the Company and Rami S. Ramadan, Effective as of November 11, 2014	Incorporated by reference to Exhibit 10.24 contained in the Form 8-K filed on November 14, 2014 (File No. 0-25244).

14.0	Code of Ethics	Incorporated by reference to Exhibit 14.0 contained in the 2008 Proxy Statement filed on May 14, 2008 (File No. 0-25244).

21.0	Subsidiaries	Filed herewith.

23.1	Consent of Rothstein Kass	Filed herewith.

23.2	Consent of WithumSmith+Brown PC	Filed herewith.

31.0	Section 302 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith.

32.0	Section 906 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2014 and 2013, (ii) the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2014 and 2013, (iii) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013 and (v) the notes to the Consolidated Financial Statements, tagged as blocks of text.**

**                                                          Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS WORLD CORPORATION
(Registrant)
Dated: March 10, 2015
	By:	/s/ Rami S. Ramadan
Rami S. Ramadan
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant on March 10, 2015 in the capacities indicated.

Signature and Title

/s/ Rami S. Ramadan
Director, President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)

/s/ Max W. Batzer
Director

/s/ Patrick J. Bennett, Sr.
Director

/s/ Michael B. Brodsky
Director and Chairman of the Board

/s/ Timothy G. Ewing
Director

/s/ David E. Goldberg
Director

/s/ Malcolm M.B. Sterrett
Director