Form 10-Q
period 2015-03-31
TRANS WORLD CORP
filed 2015-05-07
CIK 914577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of May 1, 2015 was 8,821,205.

TRANS WORLD CORPORATION AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2015

INDEX

PART 1 — FINANCIAL INFORMATION

i

ITEM 1.                                                FINANCIAL STATEMENTS

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2015 and December 31, 2014

(in thousands, except for share data)

ASSETS
	March 31, 2015	December 31, 2014
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$6,321	$6,589
Prepaid expenses	346	239
Other current assets	588	525

Total current assets	7,255	7,353

PROPERTY AND EQUIPMENT, less accumulated depreciation of $11,155 and $12,099, respectively	31,352	35,469

OTHER ASSETS:
Goodwill	4,740	5,322
Deposits and other assets	1,195	1,343

Total other assets	5,935	6,665

TOTAL ASSETS	$44,542	$49,487

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Long-term debt, current maturities	$209	$234
Capital lease, current portion	19	51
Accounts payable	620	1,018
Czech gaming tax accrual	1,636	1,795
Foreign income tax accrual	72	63
Accrued expenses and other current liabilities	2,077	2,358

Total current liabilities	4,633	5,519

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	3,543	4,066
Capital lease, less current portion	15	24
Deferred foreign tax liability	265	298

Total long-term liabilities	3,823	4,388

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 4,000,000 shares authorized, none issued
Common stock, $0.001 par value, 20,000,000 shares authorized, 8,821,205 shares in 2015 and 2014, issued and outstanding	9	9
Additional paid-in capital	53,268	52,888
Accumulated other comprehensive income (loss)	(3,911)	486
Accumulated deficit	(13,280)	(13,803)

Total stockholders’ equity	36,086	39,580

TOTAL LIABILITIES AND EQUITY	$44,542	$49,487

See accompanying notes to condensed consolidated interim financial statements.

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME (LOSS)

Three Months Ended March 31, 2015 and 2014

(in thousands, except for share and per share data)

	Three Months Ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)

REVENUES	$9,502	$9,122

COSTS AND EXPENSES:
Cost of revenues	4,932	4,986
Depreciation and amortization	395	403
Selling, general and administrative	3,339	3,015
	8,666	8,404
INCOME FROM OPERATIONS, before other expense and foreign income taxes	836	718

OTHER EXPENSE:
Interest expense	(31)	(2)

INCOME BEFORE FOREIGN INCOME TAXES	805	716

FOREIGN INCOME TAXES	(282)	(231)

NET INCOME	523	485

Other comprehensive loss, foreign currency translation adjustments, net of tax of $0	(4,397)	(46)

COMPREHENSIVE INCOME (LOSS)	$(3,874)	$439

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	8,821,205	8,809,894
Diluted	9,244,883	9,121,982

EARNINGS PER COMMON SHARE:
Basic	$0.06	$0.06
Diluted	$0.06	$0.05

See accompanying notes to condensed consolidated interim financial statements.

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2015 and 2014

(in thousands)

	Three Months Ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$523	$485
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from sale of assets	(2)
Depreciation and amortization	395	403
Stock options expense	15
Deferred board fees	16	4
Changes in operating assets and liabilities:
Prepaid expenses	(123)	(99)
Other current assets	(124)	(52)
Deposits and other assets	(14)	1
Accounts payable	(334)	(120)
Czech gaming tax accrual	40	(189)
Foreign income tax accrual	17	(194)
Accrued expenses and other liabilities	256	704
NET CASH PROVIDED BY OPERATING ACTIVITIES	665	943

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(193)	(513)
Proceeds from sale of assets	7
NET CASH USED IN INVESTING ACTIVITIES	(186)	(513)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on Sparkasse Loan	(61)
Principal payments on Ceska municipal loan		(151)
Share buyback under the Stock Repurchase Program		(2)
NET CASH USED IN FINANCING ACTIVITIES	(61)	(153)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(686)	9

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(268)	286

CASH AND CASH EQUIVALENTS:
Beginning of period	6,589	6,284

End of period	$6,321	$6,570

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$31	$—
Cash paid during the period for foreign income taxes	$201	$732

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Deferred compensation to be paid in common stock	$349	$233

See accompanying notes to condensed consolidated interim financial statements.

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(all figures in thousands, except for exchange rate and share data)

1.              Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated interim financial statements of Trans World Corporation and Subsidiaries (collectively, the “Company,” “TWC,” “we,” “our,” or “us”) are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP” or “GAAP”), and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”) and Regulation S-X.  Pursuant to these instructions, certain financial information and footnote disclosures normally included in such consolidated financial statements have been condensed or omitted.  In presenting the condensed consolidated interim financial statements, management makes estimates and assumptions that affect the amounts reported and related disclosures.  Estimates by their nature are based on judgment and available information.  Accordingly, actual results could differ from those estimates.  All intercompany balances and transactions have been eliminated in consolidation.  Certain prior year amounts have been reclassified to conform to this year’s financial statements presentation.

These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results that may occur for the year ending December 31, 2015.

The condensed consolidated balance sheet as of December 31, 2014 was derived from the Company’s audited consolidated financial statements but does not include all disclosures required by US GAAP.

The functional currency of the Czech subsidiaries is the local Czech koruna (“CZK”) and the functional currency of the German subsidiary is the euro currency (“EUR” or “€”).  However, as our primary reporting subsidiary, Trans World Hotels & Entertainment a.s. (“TWH&E”), is a Czech entity, all revenues and expenses, regardless of sources of origin, are recognized (and in the case of the German hotel operation, which is owned by TWH&E, are recognized first) in the Czech currency and translated to United States dollars (“USD” or “$”) for reporting purposes.

All monetary amounts set forth in these financial statements are in USD unless otherwise stated herein.

2.              Nature of Business

Trans World Corporation, a Nevada corporation, and Subsidiaries are engaged in the gaming and hotel business in the Czech Republic (“CZ”) and Germany (“DE”).

The Company owns and operates three casinos in the CZ, all under the registered brand, American Chance Casinos (“ACC”). The Ceska casino (“Ceska”), located in the town of Ceska Kubice, in the western part of the CZ, close to the German border, currently has 15 gaming tables and 100 slot machines.  The Route 55 casino (“Route 55”), located in Dolni Dvoriste, in the southern part of the CZ, close to the Austrian border, currently has 23 gaming tables and 138 slot machines. The Route 59 casino (“Route 59”) is located in Hate, near Znojmo, also in the southern part of the CZ, close to the Austrian border, and currently has 21 gaming tables and 144 slot machines.

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

On September 10, 2014, TWC, through its Czech subsidiary, TWH&E, acquired all of the partnership interests of a private family partnership that owned the Hotel Columbus, a four-star 117-room hotel (the “Hotel Columbus”) located in Seligenstadt, near Frankfurt, Germany.

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(all figures in thousands, except for exchange rate and share data)

The Hotel Columbus features five meeting rooms, a restaurant and separate breakfast room, each with its own kitchen, two bars, a 32-space parking garage and 27 surface lot parking places, including a satellite parking area located across the street from the Hotel.  See also Note 5 “Purchase Price Allocation” below for more details.

3.              Commitments and Contingencies

Lease Obligations - The Company is obligated under one operating lease, for its United States corporate office space, expiring in March 2020.  Future aggregate minimum annual rental payments under this five-year lease are as follows:

Twelve Months Ending March 31,
2016	$96
2017	$98
2018	$100
2019	$102
2020	$104

Rent expense under this lease was approximately $22 and $22 for the three months ended March 31, 2015 and 2014, respectively.

The Company is also obligated under a number of five-year, slot equipment operating leases, the projected costs of which are not included in the table above due to fluctuating inventory, expiring over staggered years, which provide for a monthly fixed rental fee per slot machine, and an annual option for replacement with different/newer machines during the term of the lease.  In the first quarter of 2015, the Company’s slot lease expenses were approximately $576 versus $668 in the comparable period in 2014, a decrease of $92, resulting from the impact of foreign currency translation.

Employment Agreements - The Company’s employment agreement with its Chief Executive Officer (“CEO”), Mr. Rami S. Ramadan, absent the intervention of either party by September 30th of each year, will renew automatically for another calendar year, currently ending December 31, 2015.  In addition to a perpetually renewable employment term of one year absent the intervention of either party, the agreement provides for annual compensation, plus participation in the Company’s benefits programs and equity incentive plans.  As of March 31, 2015, the Company is contractually obligated to pay an aggregate of approximately $338, which includes the annual base salary for the remaining year of 2015. On November 11, 2014, Mr. Ramadan’s employment agreement was amended to provide additional benefits under a change in control of the Company.

401(k) Plan - The Company maintains a contributory 401(k) plan. This plan is for the benefit of all U.S.-based, eligible corporate employees, who may have a portion of their salary withheld, not to exceed the maximum federally allowed amount. The Company makes an employer-matching contribution of 60 cents for each employee dollar contributed.

2015 Profit Sharing Plan - The 2015 Profit Sharing Plan was recommended by the Compensation Committee of the Board and approved by the Board of Directors on January 30, 2015.  The 2015 Profit Sharing Plan permits eligible key management employees (“KME”s) to share in the profits of the Company.  The profit sharing plan provides for incentive payout, the pool amount of which is based on a pre-determined fixed percentage of the Company’s earned consolidated annual income before taxes.  This pool is to be distributed according to the percentage of each KME’s annual salary as a ratio to the total of all salaries of participating KMEs.  Each KME is required, pursuant to the 2015 Profit Sharing Plan, to defer 50% of his or her annual profit sharing award, if attained, into the Deferred Compensation Plan.

2015 Individual Performance Plan - The 2015 Individual Performance Plan was recommended by the Compensation Committee of the Board and approved by the Board of Directors on March 27, 2015.  The individual

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(all figures in thousands, except for exchange rate and share data)

performance plan provides for incentive payout, based on each KME’s personal performance throughout the operating year, relative to pre-set performance criteria.

Deferred Compensation Plan - On May 17, 2006, the Compensation Committee of the Board unanimously recommended, and the Board approved and adopted, TWC’s Deferred Compensation Plan (the “Deferred Plan”), which provides certain key employees and non-employee directors the opportunity to defer receipt of specified portions of their compensation and to have such deferred amounts treated as if invested in the Common Stock of the Company.

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

The Company is subject to an overall flat gaming tax (the “Gaming Tax”) of 20.0% on all live game and slot revenues.  The Company is also subject to an applicable 19% corporate income tax on adjusted Czech net income, as defined by the Czech Republic taxing authorities.  Additionally, we are also subject to a per slot, per diem tax, payable along with the Gaming Tax.  The Gaming Tax is payable by the 25th day following the end of each quarter, while the corporate income tax is payable by June 30th of the subsequent year, and, estimated quarterly income tax payments that began in September 2013. (See also Note 4(l) “Czech Gaming Taxes” and Note 4(m) “Income Taxes” below).

Legal Proceedings - The Company is sometimes subject to various contingencies, the resolutions of which its management believes, will not have a material adverse effect on the Company’s consolidated financial position or results of operations.  TWC was not involved in any material litigation as of March 31, 2015, and through the date of this filing.

4.              Summary of Selected Significant Accounting Policies

(a)         Cash and Cash Equivalents -  Cash and cash equivalents comprise of cash on hand; current balances with banks and similar institutions; and term deposits of three months or less with banks and similar institutions.  The carrying amounts of cash at banks and on hand and term bank deposits approximate their fair values.

(b)         Revenue Recognition - Casino revenue is defined as the net win from gaming activities, which is the difference between gaming wagers and the amount paid out to patrons, and is recognized on the day it is earned.  Revenues generated from ancillary services include room rentals, sales of food, beverage, cigarettes, spa services, and casino logo merchandise,which are recognized at the time the related services are performed or goods sold.  Rooms revenue from the hotel segment represented 4.3% and 0.0% of total revenues, for the quarters ended March 31, 2015 and 2014, respectively.  Food and beverage (“F&B”) revenues from the hotel segment represented

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(all figures in thousands, except for exchange rate and share data)

approximately 2.4% and 0.0% of total consolidated revenues for the quarters ended March 31, 2015 and 2014, respectively.

(c)          Business Acquisitions - Assets acquired and liabilities assumed in business combinations are recorded on the Company’s consolidated balance sheets as of the respective acquisition dates based upon their estimated fair values at such dates.  The results of operations of businesses acquired by the Company have been included in the consolidated statements of income since their respective dates of acquisition.  In certain circumstances, the purchase price allocations may be based upon preliminary estimates and assumptions.  Accordingly, the allocations are subject to revision until the Company receives final information and other analyses during the measurement period ending a year after the date of acquisition.

(d)         Segment Reporting - Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, Segment Reporting, the Company has two reportable segments, a casino segment and a hotel segment.  ASC 280 designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments.  The Company is including this segment reporting under Note 6 below.

(e)          Earnings per Share - Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share incorporate the dilutive effect of common stock equivalents on an average basis during the period. The Company’s common stock equivalents currently include stock options, warrants, restricted stock, and deferred compensation stock. Thus, unexercised stock options to purchase up to 585,100 and 522,600 shares as of March 31, 2015 and March 31, 2014, respectively, were included in the computation of diluted earnings per common share, if such unexercised stock options were “in-the-money” and vested. Restricted stock to purchase up to an aggregate of 75,000 shares as of March 31, 2015 and March 31, 2014 were also respectively included, if they were “in-the-money” and vested.  Warrants to purchase up to 75,000 shares as of March 31, 2014 were also included if they were “in-the-money,” but were not included in 2015 as they had expired in November 2014.  In addition, 423,664 and 309,606 issuable shares, as of March 31, 2015 and March 31, 2014, respectively, under the Company’s Deferred Compensation Plan were also included in the computation.

The Company has not paid dividends on its Common Stock since inception.  Our stock repurchase program expired in November 2014.

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(all figures in thousands, except for exchange rate and share data)

A table illustrating the impact of dilution on earnings per share is presented below:

	(UNAUDITED)
	For the Three Months Ended
(amounts in thousands, except for	March 31,
share and per share information)	2015	2014
Basic earnings per share:
Net income	$523	$485

Weighted average common shares	8,821,205	8,809,894

Basic earnings per share	$0.06	$0.06

Diluted earnings per share:
Net income	$523	$485

Weighted average common shares	8,821,205	8,809,894

Addition due to the effect of dilutive securities using the treasury stock method:	14	2,482
Stock options, restricted stock and warrants Stock issuable under the Deferred Compensation Plan	423,664	309,606

Dilutive potential common shares	9,244,883	9,121,982

Diluted earnings per share	$0.06	$0.05

(f)           Goodwill - Goodwill represents the excess of the cost of the Company’s Czech subsidiaries over the fair value of their net assets at the date of acquisition, which consisted of the Ceska casino, and a parcel of land in Hate (upon a portion of which the Route 59 Casino and Hotel Savannah are situated). Goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. Goodwill impairment tests require the Company to first assess qualitative factors, which include macroeconomic conditions, financial performance, and industry and market considerations, to determine whether it is necessary to perform a two-step quantitative goodwill impairment test.  TWC assesses the potential impairment of goodwill annually (as of September 30th) and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Upon completion of such review, if impairment is found to have occurred, a corresponding charge will be recorded.  TWC has allocated the goodwill over two geographical reporting units that are components of the casino segment and are classified as the “German reporting unit” which consists of the Ceska casino and the “Austrian reporting unit” which consists of the land in Hate.  There were no indicators of impairment present during the first quarter of 2015; therefore, TWC determined that there was no impairment of goodwill at March 31, 2015.  The Company expects to perform its next required annual assessment of goodwill during the third quarter of 2015.  Changes to goodwill during the periods presented are strictly related to the fluctuation in foreign currency exchange rates.

(g)          Property and Equipment - Property and equipment is stated at cost less accumulated depreciation and amortization.  TWC capitalizes the cost of improvements that extend the life of the asset and expenses maintenance and repair costs as incurred.  The Company provides for depreciation and amortization using the straight-line method over the following estimated useful lives:

Asset	Estimated Useful Life

Buildings	20-50 years
Furniture, fixtures and equipment	3-12 years
Leasehold improvements	5-20 years

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(all figures in thousands, except for exchange rate and share data)

At March 31, 2015 and December 31, 2014, land, property and equipment consisted of the following:

	As of March 31, 2015	As of December 31, 2014
	(unaudited)

Land	$2,798	$3,148
Building and improvements	29,806	33,480
Furniture, fixtures and equipment	9,903	10,940
	42,507	47,568
Less accumulated depreciation and amortization	(11,155)	(12,099)

	$31,352	$35,469

The reduction in asset value at the end of the first quarter of 2015 was primarily due to the impact of declining currency value of the CZK versus the USD as translated to USD.  The variance is recorded in other comprehensive loss for the three months ended March 31, 2015.  (See also Note 4(i) “Foreign Currency Translation” and Note 4(k) “Comprehensive Income (Loss)” below).

(h)         Impairment of Long-lived Assets - The Company periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may be recoverable.  If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived assets, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists.  If an asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value. An estimate of the asset’s fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. The Company reports an asset to be disposed of at the lower of its carrying value or its estimated net realizable market value.  There were no indicators of impairment for long-lived assets recorded for the three months ending March 31, 2015 and 2014.

(i)             Foreign Currency Translation - The Company complies with requirements for reporting foreign currency translation, which require that for foreign subsidiaries whose functional currency is the local foreign currency, balance sheet accounts are translated at exchange rates in effect at the end of the period and resulting translation adjustments are included in “accumulated other comprehensive income (loss).”  Statement of income accounts are translated by applying monthly averages of daily exchange rates on the respective monthly local statement of operations accounts for the year.

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(all figures in thousands, except for exchange rate and share data)

The impact of foreign currency translation on goodwill is presented below:

	Applicable	Goodwill
As of March 31, 2015 (in thousands, except FX)	Foreign Exchange Rate (“FX”) (2)	German reporting unit		Austrian reporting unit		Total

Residual balance, as of January 1, 2003 (in USD) (1)		USD	3,042	USD	537	USD	3,579

USD residual balance, translated at June 30, 1998 (date of acquisition) FX rate of:	33.8830	CZK	103,072	CZK	18,195	CZK	121,267

2003 CZK balance, translated to USD, at March 31, 2015 FX rate of:	25.5860	USD	4,029	USD	711	USD	4,740

Net cumulative change to goodwill due to foreign currency translation		USD	987	USD	174	USD	1,161

(1)         Goodwill was amortized over 15 years until the Company started to comply with revised GAAP requirements, as of January 1, 2002.  This balance represents the remaining, unamortized goodwill, after an impairment charge taken prior to January 1, 2003.

(2)         FX (interbank) rates taken from www.Oanda.com.

(j)  Stock-based Compensation — The Company accounts for stock options and warrants using the modified prospective method in accordance with accounting and disclosure requirements for compensation-stock compensation.  Under this method, compensation costs include the estimated grant date fair value of the awards amortized over the options’ vesting period.  The Company currently utilizes the Black-Scholes option pricing model to measure the fair value of stock options granted to certain key management employees (“KMEs”).  Stock-based compensation was approximately $15 and $0 for the quarters ended March 31, 2015 and 2014, respectively, and is included in selling, general and administrative expenses in the consolidated statements of income.

(k)         Comprehensive Income (Loss) — The Company complies with requirements for reporting comprehensive income (loss).  Those requirements establish rules for reporting and display of comprehensive income and its components.  Furthermore, they require the Company’s change in the foreign currency translation adjustments to be included in other comprehensive income (loss).  There are no other components of the Company’s comprehensive income (loss) in the quarters ended March 31, 2015 and 2014.

(l)         Czech Gaming Taxes — The gaming taxes are summarized in the following table:

Based on the Gaming Tax Law

that became effective January 1, 2012.

Live Games	20% Gaming Tax (*) from revenue earned from live games (70% of tax paid to the federal government; 30% paid to the local municipality).

Slots	20% Gaming Tax (*) from revenue earned from slot games (20% of tax paid to the federal government; 80% paid to the local municipality);
Fifty-five Korunas (or two U.S. dollars) Gaming Tax per Slot Machine, per Day (paid to the federal government).

* Gaming taxes are to be paid quarterly, by the 25th day following the end of a quarter.

   TWC was current on all of its Czech gaming tax payments at March 31, 2015 and through the date of this report.

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(all figures in thousands, except for exchange rate and share data)

TWC’s gaming-related taxes and fees, which are recognized in the cost of revenues, for the three months ended March 31, 2015 and 2014 are summarized in the following table:

	(UNAUDITED)
	For the Three Months Ended
(amounts in thousands)	2015	2014

Gaming revenues (excluding ancillary revenues)	$8,199	$8,314

Gaming taxes	1,709	1,750
Gaming taxes as % of gaming revenues (above)	20.8%	21.0%

In conformity with the European Union (“EU”) taxation legislation, the Czech Republic’s VAT has gradually increased from 5%, when that country joined the EU in 2004, to 21%, the effective rate since 2013.  Unlike in other industries, VATs are not recoverable for gaming operations.  The recoverable VAT under the Hotel Savannah and Hotel Columbus operations was not material for the quarters ended March 31, 2015 and 2014, respectively.

(m)     Income Taxes — The Company complies with accounting and reporting requirements with respect to accounting for U.S. federal and foreign income taxes, which require an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and the tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized. In accordance with GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. This policy also provides guidance on thresholds, measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different entities. The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of and for the three months ended March 31, 2015 and 2014, respectively. The Company is subject to income tax examinations by major taxing authorities for all tax years since 2011. However, management’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Company incurred an estimated foreign income tax expense of $282 and $231 for the three months ended March 31, 2015 and 2014, respectively.   Of the $282 foreign tax expense in 2015, approximately $21 was incurred by the German hotel operation, which was acquired in September 2014.  The Czech Republic has an applicable corporate income tax of 19%, while Germany has an applicable corporate income tax rate of 30%.  Estimated Czech corporate income tax payments are required to be paid quarterly.  TWC was current on all of its tax payments at March 31, 2015 and through the date of this report.

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(all figures in thousands, except for exchange rate and share data)

(n)         Recent Accounting Pronouncements — In May 2014, the FASB issued guidance on recognizing revenue from contracts with customers. The guidance clarifies the principles for recognizing revenue and establishes a common revenue standard for US GAAP and International Financial Reporting Standards.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016.  Early adoption is not permitted. Retrospective application is required.  The Company is currently evaluating the impact of adopting and does not expect the standard to have any material impact on its consolidated financial statements.

In June 2014, the FASB issued guidance on stock compensation that requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  As such, the performance target should not be reflected in estimating the grant-date fair value of the award.  The guidance is effective for annual reporting periods beginning after December 31, 2015, with early adoption permitted.  The Company is evaluating the potential impacts of adopting the new guidance on its existing stock-based compensation plans.

In August 2014, the FASB issued guidance on the presentation of financial statements for a going concern. The aim is to provide guidance on management’s responsibility to evaluate whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. This guidance is effective for fiscal years ending after December 15, 2016, and annual and interim periods thereafter. The Company is reviewing the new standard for adoption and does not expect this standard to have a material impact on the Company’s consolidated financial statements.

5.              Purchase Price Allocation

The Company accounts for its business acquisitions under the acquisition method of accounting as indicated in FASB ASC 805 (“ASC 805”), Business Combinations, which requires the acquiring entity in a business combination to recognize the fair value of all assets acquired, liabilities assumed, and establishes the acquisition date as the fair value measurement point. Accordingly, the Company identified and recorded assets acquired and liabilities assumed in this business combination, based on fair value estimates as of the date of acquisition.  The purchase price allocation process requires an analysis and valuation of acquired assets, which may include fixed assets, technologies, customer contracts and relationships, trade names and liabilities assumed, including contractual commitments and legal contingencies.  Based on preliminary estimates and assumptions, the Company determined that there were no material fair values in the technologies, customer contracts and relationships and trade names in the acquisition of the Hotel Columbus.  Further, the Company estimates that there were no intangible assets acquired, no liabilities assumed, and no goodwill derived from the purchase.

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(all figures in thousands, except for exchange rate and share data)

Pending finalization of the Company’s review of the fair value of assets acquired, the Company allocated initial fair value of all acquired assets, before depreciation, as follows:

Purchase Price Allocation, in thousands (000)	At Acquisition Date	At Acquisition Date	Net Book Value (at March 31, 2015)

Cash	€2,100	$2,700	$2,260
Bank loan (Sparkasse)	3,600	4,700	3,874
Total purchase price consideration	€5,700	$7,400	$6,134

Provisional amounts assigned to assets acquired:
Land	647	800	727
Buildings	4,460	5,500	5,086
Property & equipment	593	1,100	640
	€5,700	$7,400	$6,453

The estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed.  The Company believes that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the Company is waiting for additional information necessary to finalize those fair values.  Therefore, the provisional measurements of fair value reflected are subject to change and such changes could be significant.  The Company expects to finalize the valuation and complete the purchase price allocation in the second quarter of 2015.

The following unaudited pro forma results of operations for the three months ended March 31, 2014 presented are provided for illustrative purposes only and assume the acquisition occurred as of January 1, 2014 and do not assume any cost savings from TWC’s management of the operations. The unaudited pro forma financial results do not purport to be indicative of the results of operations for future periods or the results that actually would have been realized had TWC operated the Hotel Columbus during these periods. The unaudited pro forma results are presented in thousands, except share and per share information.

Three Months Ended
In thousands (000) except share and per share information	March 31, 2014

REVENUES	$9,863

NET INCOME	$650

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	8,809,894
Diluted	9,121,982

EARNINGS PER COMMON SHARE:
Basic	$0.07
Diluted	$0.07

6.              Segment Information

Effective since the acquisition of the Hotel Columbus as of September 1, 2014, the Company recognized two reporting segments (a casino segment and a hotel segment) and corporate.  There are no internal

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(all figures in thousands, except for exchange rate and share data)

transactions between our reporting segments.  The Hotel Savannah and Spa is reported under the casino segment.

Below is a presentation of the reporting segments:

Operations by Segment

	Three Months Ended March 31, 2015				Three Months Ended March 31, 2014
	Casino	Hotel	Corporate	Consolidated	Casino	Hotel	Corporate	Consolidated

Total revenues	$8,871	$631	$—	$9,502	$9,122	$—	$—	$9,122
Costs and expenses:
Cost of revenues	(4,654)	(278)		(4,932)	(4,986)			(4,986)
Depreciation and amortization	(336)	(57)	(2)	(395)	(401)		(2)	(403)
Selling, general and administrative	(2,029)	(184)	(1,126)	(3,339)	(2,055)		(960)	(3,015)
Other expense	(1)	(30)		(31)	(2)			(2)
Total costs and expenses	(7,020)	(549)	(1,128)	(8,697)	(7,444)	—	(962)	(8,406)

Income before foreign income taxes	1,851	82	(1,128)	805	1,678	—	(962)	716

Foreign income taxes	(261)	(21)		(282)	(231)			(231)

Net income	$1,590	$61	$(1,128)	$523	$1,447	$—	$(962)	$485

Selected Balance Sheet Data by Segment

	At March 31, 2015				At December 31, 2014
	Casino	Hotel	Corporate	Consolidated	Casino	Hotel	Corporate	Consolidated

Total assets	$5,593	$2,497	$360	$8,450	$6,957	$1,267	$472	$8,696
Property, equipment and capital lease, net	24,269	6,328	755	31,352	27,418	7,208	843	35,469
Goodwill	4,740			4,740	5,322			5,322

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

•                                          the weather conditions in the markets that we serve; and

•                                          other factors described in our Form 10-K for the year ended December 31, 2014 under the headings “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk.”

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

On November 23, 2011, we acquired the Ceska casino building and associated land and an adjacent outbuilding and related plot from the town of Ceska Kubice, from which we had been renting the facilities. The acquisition allowed us to undertake much needed capital improvements to the building, as competition in the Ceska area has increased dramatically in recent years.  We invested approximately CZK 36.0 million, or $1.4 million, for the first phase of the capital improvements, which was to expand the Ceska facility by connecting the existing casino with an annex building, in which five VIP guest rooms, offices, and storage areas are located.  The work encompassed additional renovation and reconfiguration of existing slot areas.  The remodeled slot room permitted the addition of 20 video slot machines, which were added on September 1, 2013.  The second phase, with a budget of CZK 4.6 million, or approximately $180,000, was completed in the first quarter of 2014.  The total cost of the building purchase, facility expansion and renovation has been funded by excess cash flow from the Company’s operations.

On September 10, 2014, TWC acquired all of the partnership interests of a private family partnership that owned the Hotel Columbus, a four-star 117-room hotel (the “Hotel Columbus”) located in Seligenstadt, Germany, near Frankfurt.  Although the transaction closed, and TWH&E acquired the Hotel Columbus on September 10, 2014, the signing parties agreed to set the acquisition date retroactive to September 1, 2014, which had no impact on the purchase price.  The purchase agreement called for the cash purchase by TWC of all of the partnership interests subject to a finalization of the purchase price allocation (see also Note 5 of the Notes to the Condensed Consolidated Interim Financial Statements above).

Exchange Rates

Due to the fact that the Company’s operations are located in Europe and principally in the Czech Republic and Germany, TWC’s financial results are subject to the influence of fluctuations in foreign currency exchange rates.  For our Czech operations, the revenue generated is generally denominated in euros (“EUR” or “€”) and the expenses incurred by these facilities are generally denominated in korunas (“CZK”).  For our German hotel operation, the revenue generated and expenses incurred are primarily denominated in EUR.  As our primary reporting subsidiary, TWH&E, is a Czech entity, all revenues and expenses, regardless of sources of origin (including that of Hotel Columbus, which is owned by TWH&E), are recognized in the Czech currency and translated to USD for reporting purposes.  A substantial change in the value of either of these currencies in relation to the value of the USD would have an impact on the results from our operations when translated into USD.  We do not hedge our foreign currency holdings or transactions.

In our financial statements, the actual 2015 and 2014 operating results for the Czech casino and hotel units and for the German hotel operation were first converted to CZK, and then were converted to USD using the average of the daily exchange rates of each month in the reporting periods.  The monthly average of daily exchange rates for the CZK versus the USD and EUR, respectively, are presented in the following graphical chart.

The condensed consolidated balance sheet totals of the Company’s foreign subsidiaries at March 31, 2015 and December 31, 2014 were converted to USDs using the interbank exchange rates, as reported at www.cnb.cz, and for information only, the USD to EUR, as reported at www.oanda.com, both of which are depicted in the following table:

As of	USD	CZK	EUR
March 31, 2015	1.00	25.5860	0.9215
December 31, 2014	1.00	22.7853	0.8226

The substantial depreciation of the EUR currency versus the USD through the first quarter of 2015 and a corresponding decline in value of the CZK to the USD has materially negatively affected the Company’s results, as reported in USD.  For example: the quarterly average of daily CZK exchange rates to the USD of 20.0103 in for first quarter of 2014 and 24.5500 for the first quarter of 2015 reflect a 22.7% currency depreciation.  Nevertheless, the negative impact of the foreign exchange fluctuations has partially been offset by the revenue improvement the Company achieved in the first quarter of 2015.  The depreciation of the daily exchange rate from December 31, 2014 of 22.7853 to March 31, 2015’s daily rate of 25.5860 was 12.3% and has reduced our consolidated balance sheet at March 31, 2015, as presented in USD.

Critical Accounting Policies

The discussion and analysis of our consolidated financial condition and results of operations are based upon our condensed consolidated financial statements. These condensed consolidated financial statements have been prepared following the US GAAP and Article 10 of Regulation S-X for interim periods and require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to potential impairment of goodwill and share-based compensation expense. As these are condensed consolidated financial statements, the reader should also review expanded information about our critical accounting policies and estimates provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-K for the year ended December 31, 2014. There have been no material changes to our critical accounting policies and estimates from the information provided in our Form 10-K for the year ended December 31, 2014.

RESULTS OF OPERATIONS

Performance Measures and Indicators

In discussing the consolidated results of operations, we may use or refer to performance measures and indicators that are common to the gaming and hotel industry, such as: (i) total live game drop, the dollar value of gaming chips purchased in a given period; (ii) live game drop per head (“DpH”), the per guest average dollar value of gaming chips purchased for cash; (iii) daily income per slot machine; (iv) net win, the difference between gaming wagers and the amount paid out to patrons; (v) win percentage (“WP”), the ratio of net win over total drop; (vi) occupancy rate, the number of rooms sold divided by the number of rooms available; (vii) average daily rate (“ADR”), the average of room rental rates paid by patrons per day; and (viii) revenue per available room for rent (“RevPAR”), revenue generated per available room.  These measures are “non-GAAP financial measures.”

Review of the Condensed Consolidated Interim Results of the Company:

Three Months Ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(in thousands)	2015	2014	Variance $	Variance %
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues, by reporting segment:
Casino	$8,871	$9,122	$(251)	-2.8%
Hotel	631		631	100.0%
Total revenue	9,502	9,122	380	4.2%

Operating expenses:
Casino	4,654	4,986	(332)	-6.7%
Hotel	278		278	100.0%
General and administrative	2,213	2,055	158	7.7%
Corporate expenses	1,126	960	166	17.3%
Depreciation and amortization	395	403	(8)	-2.0%
Total operating expenses	8,666	8,404	262	3.1%

Operating income	836	718	118	16.4%
Interest expense	(31)	(2)	(29)	1450.0%

Income before foreign income tax	805	716	89	12.4%

Foreign income taxes	(282)	(231)	(51)	22.1%

Net income	$523	$485	$38	7.8%

For the quarter ended March 31, 2015, we generated total revenue of $9.5 million, a 4.2% increase, or $380,000, from the $9.1 million from for the same quarter a year ago, resulting from the additional hotel revenue from our Hotel Columbus, which was acquired on September 1, 2014.  The reduction in casino revenues in the first quarter of 2015 resulted from the impact of the depreciation of CZK to the USD, representing an average of 22% in currency decline, triggered by the precipitous decline of the EUR currency versus the USD.  The negative effect of the foreign exchange decline was partially offset by the substantial revenue improvement the Company achieved in the first quarter of 2015, which was supported by double-digit increases in consolidated attendance at our casinos, when compared to the prior year quarter.  This business improvement was in part due to the success of the “weekend parties” promotion held at the casinos and to the high level of customer service provided to our patrons.  We regard this as a positive indicator of the business improvement at our casinos, which constitute the primary source of revenues of our business.

For the first quarter of 2015, our Hotel Columbus generated $631,000 in total revenue, of which approximately 36% was from food and beverage (“F&B”) operations.

Casino operating expenses were down by $332,000, largely due to lower revenue-based gaming expenses and taxes.  General and administrative expenses were up $158,000, mainly as a result of expenses incurred by Hotel Columbus, which did not exist a year ago.  Corporate expenses were also up $166,000, partly due to a timing variance of when executive incentives were earned.  Depreciation and amortization expense decreased by $8,000, or 2.0%, primarily resulting from the foreign exchange translation.

Operating income rose by $118,000, or 16.4%, largely due to the hotel revenue that did not exist a year ago this period.

The interest expense of $31,000 for the three months ended March 31, 2015 was from the Sparkasse Loan, which was obtained to fund the Hotel Columbus acquisition.  The interest in 2014 was from the Ceska municipal loan that was paid off in January 2014.

Our foreign income taxes of $282,000 included approximately $21,000 of estimated German income taxes incurred by the Hotel Columbus operation.

The negative effect of the foreign exchange fluctuations on net income was partially offset by the incremental income resulting from the substantial revenue increase the Company achieved in the quarter. The additional income earned from Hotel Columbus also contributed to a better net income of $523,000, or $0.06 per diluted share, compared with $485,000, or $0.05 per diluted share, of last year’s first quarter.

Unlike in U.S.-based casinos, visitors to the our casinos are required, by Czech law, to “check in” at the entrance reception, by presenting acceptable forms of picture identification, which effectively permits the Company to track the frequency of their visits and, to a limited extent, the duration of each visit.   As an incentive to gaming activity, we provide complimentary drinks and a free food buffet to all of our playing guests.  In addition to these general amenities, we also issue different classes of “loyalty” cards to customers who spend relatively longer periods of time playing. These cards entitle the holder and a set number of the holder’s guests, depending on the card type, to various complimentary benefits.  We also grant certain other privileges to our VIP players, at each local casino management’s discretion, such as opening a private gaming table, or extending the casino’s operating hours, and/or providing free hotel accommodations.  These loyalty cards are granted based on the frequency of the players’ visits and the aggregate total drop for a pre-determined number of visits.  The complimentary F&B, hotel accommodations and other player-related costs were recognized in our gaming departmental expenses, which totaled approximately $598,000 or 7.1% of gaming departmental revenues for the three months ended March 31, 2015, versus $611,000 or 7.1% of gaming departmental revenues for the comparable period in 2014.  General gifts and giveaways, which were also recognized in our gaming department, excluding personal gifts, represented $182,000 or 2.2% of gaming departmental revenues for the same three months in 2015, compared with $162,000 or 1.9% of gaming departmental revenues for the comparable period in 2014.

The VIP personal gifts, which, due to players’ personal requests, consist primarily of granted player loyalty points, were booked as special promotion expenses in the marketing department (in selling, general and administrative costs), and totaled approximately $18,000 for the first quarter in 2015, versus $20,000 for the same quarter a year ago.

Our Operating Facilities:

Our free-standing casinos each offer slot and table games, free parking, a restaurant, lounge areas and multiple bars.

Ceska

Our Ceska Casino, which has been re-themed in connection with an expansion and renovation project that began at the beginning of 2013 and ended at March 31, 2014, now has a Frank Lloyd-Wright-inspired organic modern theme.  As of March 31, 2015, Ceska had 15 gaming tables, including seven card tables, seven roulette tables, and a 10-position, Slingshot, multi-win roulette table.  The casino also features 100 video slot machines.  In addition to the games, Ceska also offers five luxurious hotel-like guest rooms, which, when not used as courtesy accommodations for our valuable players and guests, can be rented to paying overnight guests.  The address of our Ceska casino is Ceska Kubice 64, Ceska Kubice 345 32, Czech Republic.

Route 59

As of March 31, 2015, our Route 59 Casino, which has a New Orleans in the 1920’s theme, operated 21 gaming tables, consisting of ten card tables, ten roulette tables, and a 16-position, Slingshot multi-win roulette table, as well as 126 video slot machines.  Route 59 Casino is connected to the Hotel Savannah via a wide public-area corridor, to permit easier access between the two operations.  Route 59 is located at 199 American Way, Hate-Chvalovice, Znojmo 669 02.

Route 55

Our Route 55 Casino features a Miami Beach “Streamline Moderne” style, reminiscent of Miami Beach in the early 1950’s.  As of March 31, 2015, the two-story casino offered 23 tables, including 12 card tables, 10 roulette tables, a 16-position, Slingshot multi-win roulette table, as well as 138 video slot machines.  On the mezzanine level, the casino offers an Italian restaurant, an open buffet area, a VIP lounge, a VIP gaming room equipped with four gaming tables, which are included in the 23 table count, and three luxurious hotel-like guest rooms, similar to the five guest rooms at Ceska.  Route 55 is located at Grenzubergang Wullowitz, Dolni Dvoriste 382 72, Czech Republic.

Hotel Savannah and the Spa at Hotel Savannah

As a complement to our gaming operations, we opened Hotel Savannah, a 77-room, European four-star deluxe hotel, the first Company-constructed hotel.  We also launched a full-service spa, the Spa, which is attached to the hotel. The operation of the Spa, which features a large indoor pool and Ayurvedic massage therapy, is sub-contracted to a local operator.  Hotel Savannah, which offers eight banquet halls for meetings and conventions, is connected to our Route 59 casino with the hotel restaurant linking the two buildings.  The combined operation of the hotel and Spa has proven to benefit Route 59 by attracting additional business to the casino.

Hotel Columbus

In September 2014, we acquired our newest hotel, a four-star 117-room hotel, Hotel Columbus, located in the suburbs of Seligenstadt, Germany, about a 20-minute, equidistant drive from Frankfurt city center and the Frankfurt International Airport.  Hotel Columbus was constructed in 2001 and was operated profitably, at the time of purchase, by a private family, primarily as a hotel for business traveler.  Hotel Columbus currently has 99 single rooms and 18 double rooms.  It also features six meeting rooms, a spacious restaurant and separate breakfast room, each with its own kitchen, two bars, a 37-place parking garage and 22 surface lot parking places.   TWC believes that the addition of this hotel will further contribute the Company’s profitability and diversification goals.  Hotel Columbus is located at Am Reitpfad 4, 63500 Seligenstadt, Germany.

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2015, we had a working capital surplus of approximately $2.6 million, an increase of $788,000, from the working capital surplus of approximately $1.8 million at December 31, 2014, mainly driven by a reduction in accounts payable and accrued expenses and other current liabilities.  Net cash provided by operating activities for the three months ended March 31, 2015 was $665,000 versus $943,000 for the same prior year period.  The reduction in cash provided by operating activities was largely due to the reduction in accounts payable and accrued expenses, which were due primarily to the distribution of profit-sharing plan awards.  Net cash used in investing activities was approximately $186,000 for the three months ended March 31, 2015, and was primarily due to $193,000 in capital expenditures, partially offset by $7,000 in proceeds from sale of end-of-life company vehicles.  For the first three months of 2014, net cash used in investing activities of $513,000 consist mainly of capital expenditures related to the final phase of our Ceska casino expansion and renovation project.  Net cash used in financing activities consisted primarily of the principal paydown of the Sparkasse Loan, while in the prior year, it consisted of the payoff of the Ceska municipal loan and some minor buyback activity related to our Stock Repurchase Program, which expired in November 2014.

We are obligated under various contractual commitments over the next five years.  We have no off-balance sheet arrangements.  The following is a five-year summary of our commitments as of March 31, 2015:

(in thousands) Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter

Long-term, secured debt, foreign (1)	$3,752	$209	$437	$465	$2,641
Slot machine leases (2)	8,160	1,632	3,264	3,264
Operating and other capital leases (3)	545	121	219	205
Employment agreement (4)	565	565
Total contractual obligations	$13,022	$2,527	$3,920	$3,934	$2,641

(1)        Represents the Sparkasse Loan for the Hotel Columbus acquisition, a 15-year mortgage loan with a fixed interest rate of 3.1% for the first ten years, followed by a prevailing market-based fixed interest rate for this type of loan.

(2)        The annual slot lease expenses are estimated, since each slot machine is on a five-year lease with varying term maturity, and can be terminated at any time with a 3-month payment penalty.

(3)        Includes long-term lease for corporate office space, auto and capital leases.

(4)        Represents the salary obligation under two separate employment agreements.

PLAN OF OPERATIONS

We strive to develop and implement marketing and operational strategies that are designed to increase attendance and revenues at our existing locations in the Czech Republic and Germany, while focusing on minimizing costs, which includes cost-sharing alliances with non-competing businesses such as food and beverage vendors, where advantageous. We endeavor to find synergy of operations between our Route 59 Casino and its attached Hotel Savannah to enhance revenues, while reducing operational redundancies.

Long Range Objective

Our operations are now primarily in the gaming industry. Consequently, our senior corporate management, several of whom have extensive experience in the hotel industry, are exploring ways to diversify and expand the Company’s operations through the acquisition and/or development of new, complementary non-gaming business units, such as hotels, while continuing to grow the Company’s existing operations. We will also seek to manage or lease new business units that complement our existing operations. Acquisitions will be based on evaluations of the potential returns of projects that arise and, for certain projects, the availability of financing.

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4.                                                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Exchange Act Rule 13a-15(e), which is designed to provide reasonable assurance that information, which is required to be disclosed in our reports filed pursuant to the Exchange Act, is accumulated and communicated to management in a timely manner. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and we are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.  At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including Mr. Ramadan, our CEO and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, Mr. Ramadan concluded that, as of the date of such evaluation, our disclosure controls and procedures were effective.  We made no changes in internal control over financial reporting during the first quarter of 2015 that materially affected, or are likely to materially affect, our internal control over financial reporting.  Further, our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2015.  Based on this assessment, management believes that, as of March 31, 2015, our internal control over financial reporting was effective.

PART II - OTHER INFORMATION

ITEM 1.                                                LEGAL PROCEEDINGS

We are sometimes subject to various contingencies, the resolutions of which, our management believes will not have a material adverse effect on our consolidated financial position or results of operations.  We were not involved in any material litigation during the quarter ended March 31, 2015, and through the date of this filing.

ITEM 1A.                                       RISK FACTORS

There has been no addition of risk factors from the information provided in our Form 10-K for the year ended December 31, 2014.

The risk factors highlighted in our Form 10-K for the year ended December 31, 2014 are not the only risks our Company is facing.  Additional risks and uncertainties not currently known to us or that we deem to be immaterial at this time also may materially adversely impact our business, financial condition and operational results in the future.

ITEM 6.                                                EXHIBITS

Reference is made to the Exhibit Index hereinafter contained.

TRANS WORLD CORPORATION
EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2015

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

10.18	Renewal and Amendment of Employment Agreement between the Company and Rami S. Ramadan, Effective as of July 1, 2005	Incorporated by reference to Exhibit 10.18 contained in the Form 10-KSB filed on March 17, 2006 (File No. 0-25244).

10.19	Renewal and Amendment of Employment Agreement between the Company and Rami S. Ramadan, Effective as of July 1, 2008	Incorporated by reference to Exhibit 99.1 contained in the Form 8-K filed on November 21, 2008 (File No. 0-25244).

10.20	Shareholder Agreement to add Director Nominees to the slate for the 2014 Annual Meeting of Stockholders, Effective as of April 21, 2014	Incorporated by reference to Exhibit 10.20 contained in the Form 8-K filed on April 22, 2014 (File No. 0-25244).

10.21	2014 Equity Incentive Plan, Adopted on June 25, 2014	Incorporated by reference to Exhibit 10.21 contained in the Form 8-K filed on June 27, 2014 (File No. 0-25244).

10.22	Change to the Company’s Registered Certified Accountants, Effective as of July 2, 2014	Incorporated by reference to Exhibit 10.22 contained in the Form 8-K filed on July 7, 2014 (File No. 0-25244).

10.23	Partnership Interest Purchase Agreement to acquire the Hotel Columbus, dated September 10, 2104	Incorporated by reference to Exhibit 10.23 contained in the Form 8-K filed on September 15, 2014 (File No. 0-25244).

10.24	Amendment of Employment Agreement between the Company and Rami S. Ramadan, Effective as of November 11, 2014	Incorporated by reference to Exhibit 10.24 contained in the Form 8-K filed on November 14, 2014 (File No. 0-25244).

10.25	2006 Deferred Compensation Plan, Amended and Restated, effective November 18, 2008	Incorporated by reference to Exhibit 99.3 contained in the Form 8-K filed on November 21, 2008 (File No. 0-25244).

14.0	Code of Ethics	Incorporated by reference to Exhibit 14.0 contained in the 2008 Proxy Statement filed on May 14, 2008 (File No. 0-25244).

21.0	Subsidiaries	Incorporated by reference to Exhibit 21.0 contained in the Form 10-K filed on March 10, 2015 (File No. 0-25244).

31.0	Section 302 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith.

32.0	Section 906 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income (Loss) for the quarters ended March 31, 2015 and 2014, (iii) the Condensed Consolidated Statements of Cash Flows for the quarters ended March 31, 2015 and 2014, and (v) Notes to Condensed Consolidated Interim Financial Statements (all of which are unaudited).**

**                                                          Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 10.1 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS WORLD CORPORATION

Date:	May 7, 2015	By:	/s/ Rami S. Ramadan
President, Chief Executive Officer and
Chief Financial Officer
(Principal Executive and Financial Officer)