Form 10-Q
period 2015-06-30
TRANS WORLD CORP
filed 2015-08-07
CIK 914577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

YES  ☐  NO  ☒

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of August 7, 2015 was 8,821,205.

TRANS WORLD CORPORATION AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2015

i

ITEM 1.                FINANCIAL STATEMENTS

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2015 and December 31, 2014

(in thousands, except for share data)

	June 30, 2015	December 31, 2014
	(Unaudited)

ASSETS

CURRENT ASSETS:

Cash	$6,633	$6,589
Prepaid expenses	406	239
Other current assets	483	525

Total current assets	7,522	7,353

PROPERTY AND EQUIPMENT	37,681	35,469

OTHER ASSETS:
Goodwill	5,115	5,322
Deposits and other assets	1,532	1,343

Total other assets	6,647	6,665

TOTAL ASSETS	$51,850	$49,487

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Long-term debt, current maturities	$595	$234
Capital lease, current portion	19	51
Accounts payable	394	1,018
Czech gaming tax accrual	1,750	1,795
Foreign income tax accrual	198	63
Accrued expenses and other current liabilities	1,947	2,358

Total current liabilities	4,903	5,519

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	7,996	4,066
Capital lease, less current portion	9	24
Deferred foreign tax liability	279	298

Total long-term liabilities	8,284	4,388

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 4,000,000 shares authorized, none issued
Common stock, $0.001 par value, 20,000,000 shares authorized, 8,821,205 shares in 2015 and 2014, issued and outstanding	9	9
Additional paid-in capital	53,298	52,888
Accumulated other comprehensive income (loss)	(2,074)	486
Accumulated deficit	(12,570)	(13,803)

Total stockholders’ equity	38,663	39,580

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$51,850	$49,487

See accompanying notes to condensed consolidated interim financial statements.

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENT

AND COMPREHENSIVE INCOME (LOSS)

Six and Three Months Ended June 30, 2015 and 2014

(in thousands, except for share and per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$19,258	$18,540	$9,756	$9,418

COSTS AND EXPENSES:
Cost of revenues	9,943	10,016	5,011	5,030
Depreciation and amortization	841	816	446	413
Selling, general and administrative	6,667	6,073	3,328	3,058

	17,451	16,905	8,785	8,501
INCOME FROM OPERATIONS, before other expense and foreign income taxes	1,807	1,635	971	917

OTHER INCOME (EXPENSE):
Interest expense	(71)	(4)	(40)	(2)
Other income	149		149

INCOME BEFORE FOREIGN INCOME TAXES	1,885	1,631	1,080	915

FOREIGN INCOME TAXES	(652)	(498)	(370)	(268)

NET INCOME	1,233	1,133	710	647

Other comprehensive income (loss), foreign currency translation adjustments, net of tax of $0	(2,560)	(399)	1,837	(353)

COMPREHENSIVE INCOME (LOSS)	$(1,327)	$734	$2,547	$294

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	8,821,205	8,809,663	8,821,205	8,809,435
Diluted	9,250,804	9,127,326	9,250,500	9,127,098

EARNINGS PER COMMON SHARE:
Basic	$0.14	$0.13	$0.08	$0.07
Diluted	$0.13	$0.12	$0.08	$0.07

See accompanying notes to condensed consolidated interim financial statements.

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2015 and 2014

(in thousands)

	Six Months Ended June 30,
	2015	2014
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,233	$1,133
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from assets disposal	(1)
Gain on bargain purchase of Hotel Columbus	(149)
Depreciation and amortization	841	816
Stock options expense	29
Deferred board fees	31	8
Changes in operating assets and liabilities:
Prepaid expenses	(136)	(434)
Prepaid foreign income tax		217
Other current assets	(30)	15
Deposits and other assets	(416)	2
Accounts payable	(587)	(262)
Czech gaming tax accrual	70	(176)
Foreign income tax accrual	137	(671)
Accrued expenses and other current liabilities	29	27
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,051	675

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(331)	(658)
Cash payment to seller for acquisition of Hotel Freizeit Auefeld	(275)
NET CASH USED IN INVESTING ACTIVITIES	(606)	(658)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on Hotel Freizeit Auefeld’s loans	(14)
Principal payments on Sparkasse Seligenstadt loan	(105)
Principal payments on Ceska municipal loan		(183)
Share buyback under the Stock Repurchase Program		(2)
NET CASH USED IN FINANCING ACTIVITIES	(119)	(185)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(282)	(30)

NET INCREASE (DECREASE) IN CASH	44	(198)

CASH:
Beginning of period	6,589	6,284

End of period	$6,633	$6,086

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$71	$4
Cash paid during the period for foreign income taxes	$464	$726

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Deferred compensation to be paid in common stock	$350	$223
Assumption of Sparkasse Hann. Münden loans for Hotel Freizeit Auefeld	$2,220	$
Grant of seller loan in connection with acquisition of Hotel Freizeit Auefeld	$2,455	$
Acquisition of Hotel Freizeit Auefeld	$4,950	$

See accompanying notes to condensed consolidated interim financial statements.

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(all financial figures in thousands, except for exchange rate and share data)

1.              Basis of Presentation and Consolidation.

The accompanying unaudited condensed consolidated interim financial statements of Trans World Corporation and Subsidiaries (collectively, the “Company,” “TWC,” “we,” “our” or “us”) as of June 30, 2015 and December 31, 2014 and for the six and three months ended June 30, 2015 and 2014 are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP” or “GAAP”), and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”) and Regulation S-X.  Pursuant to these instructions, certain financial information and footnote disclosures normally included in such consolidated financial statements have been condensed or omitted.  In presenting the condensed consolidated interim financial statements, management makes estimates and assumptions that affect the amounts reported and related disclosures.  Estimates by their nature are based on judgment and available information.  Accordingly, actual results could differ from those estimates.  All intercompany balances and transactions have been eliminated in consolidation.

These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the six and three months ended June 30, 2015 are not necessarily indicative of the results that may occur for the year ending December 31, 2015.

The condensed consolidated balance sheet as of December 31, 2014 was derived from the Company’s audited consolidated financial statements but does not include all disclosures required by US GAAP.

The functional currency of the Company’s Czech subsidiaries is the local Czech koruna (“CZK” or “Kč”) and the functional currency of the German subsidiary is the euro currency (“EUR” or “€”).  However, as our primary reporting wholly-owned subsidiary, Trans World Hotels & Entertainment a.s. (“TWH&E”), is a Czech entity, all revenues and expenses, regardless of sources of origin, are recognized in CZK.  In the case of the two German hotels, which are owned by TWH&E through its wholly-owned German subsidiary, Trans World Hotels Germany (“TWHG”), all EUR revenues and expenses are translated into the Czech currency, then finally translated to United States dollars (“USD” or “$”) for reporting purposes.

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

On September 10, 2014, TWC, through its Czech subsidiary, TWH&E, acquired all of the partnership interests of a private family partnership that owned the Hotel Columbus, a four-star 117-room hotel (the “Hotel Columbus”) located in Seligenstadt, near Frankfurt, Germany.  The Hotel Columbus features five meeting rooms, a restaurant and separate

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(all financial figures in thousands, except for exchange rate and share data)

breakfast room, each with its own kitchen, two bars, a 32-space parking garage and 27 surface lot parking places, including a satellite parking area located across the street from the Hotel.  Hotel Columbus was acquired, in part, with a local bank loan from Bank Sparkasse Langen-Seligenstadt (the “Sparkasse Seligenstadt Loan”), a €3,600, or $4,032 at the June 30, 2015 exchange rate, 15-year commercial loan with a fixed interest rate of 3.1% for the first ten years, followed by a prevailing market-based fixed interest rate for this type of loan for the remaining term of the loan. See also Note 5 “Purchase Price Allocation” below for more details.

On June 16, 2015, TWHG acquired 100% of the partnership interests in the general partner and limited partner that owned the Hotel Freizeit Auefeld, a 93-room four-star hotel with extensive meeting space and recreational amenities located in Hannoversch Münden (“Hann. Münden”), Germany.  The hotel  features three food and beverage outlets; ten meeting rooms; an adjoining 13,000 square foot event hall; an adjoining tennis complex with four indoor courts; several additional recreation areas; an independent townhouse comprised of one four-room and one six-room apartment.  See Note 6 “Acquisition and Purchase Price Allocation — Hotel Freizeit Auefeld” below for more details.

3.              Commitments and Contingencies.

Lease Obligations - The Company is obligated under one operating lease, averaging approximately $9 per month, with a 2.0% annual rent escalation, for its US corporate office space, expiring in March 2020.  Additionally, TWC is also committed in a remaining 69-year ground lease in connection with its the newly acquired Hotel Freizeit Auefeld, that has an annual lease payment of €26, or approximately $28.  Future aggregate minimum annual rental payments under these leases for the next five years are as follows:

Twelve Months Ending June 30,
2016	$124
2017	$126
2018	$128
2019	$130
2020	$106

The Company is also obligated under a number of five-year, slot equipment operating leases, the projected costs of which are not included in the table above due to fluctuating inventory, expiring over staggered years, which provide for a monthly fixed rental fee per slot machine, and an option for replacement with different/newer machines during the term of the lease.  In the second quarter of 2015, the Company’s equipment, including slots, lease expense was $582 versus $674 in the comparable quarter in 2014, while in the six months ending June 30, 2015, the Company’s equipment lease expense was $1,158 as compared with $1,342 in the comparable period in 2014.  All slot leases can be terminated at any time, subject to an early-termination penalty equal to three-month lease payments for each leased slot machine.

Employment Agreements - The Company’s employment agreement with its Chief Executive Officer (“CEO”), Mr. Rami S. Ramadan, absent the intervention of either party by September 30th of each year, will renew automatically for another calendar year, currently ending December 31, 2015.  In addition to a perpetually renewable employment term of one year absent the intervention of either party, the agreement provides for annual compensation, plus participation in the Company’s benefits programs and equity incentive plans.  As of June 30, 2015, the Company is contractually obligated to pay an aggregate of approximately $225, which includes the annual base salary for the remaining year of 2015.

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

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(all financial figures in thousands, except for exchange rate and share data)

2015 Profit Sharing Plan - The 2015 Profit Sharing Plan was recommended by the Compensation Committee of the Board and approved by the Board of Directors on January 30, 2015.  The 2015 Profit Sharing Plan permits eligible key management employees (“KME”) to share in the profits of the Company.  The profit sharing plan provides for an incentive payout, the pool amount of which is based on a pre-determined fixed percentage of the Company’s earned consolidated annual income before taxes.  This pool is to be distributed according to the percentage of each KME’s annual salary as a ratio to the total of all salaries of participating KMEs.  As of June 30, 2015 and 2014, TWC had accrued $580 and $400, respectively, toward the PSP pool.  Each KME is required, pursuant to the 2015 Profit Sharing Plan, to defer 50% of his or her annual profit sharing award, if attained, into the Deferred Compensation Plan.

2015 Individual Performance Plan - The 2015 Individual Performance Plan (“2015 IPP”) was recommended by the Compensation Committee of the Board and approved by the Board of Directors on March 27, 2015.  The individual performance plan provides for incentive payout, based on each KME’s personal performance throughout the operating year, relative to pre-set performance criteria.  The 2015 IPP bonuses are incurred and paid in the subsequent year.

Deferred Compensation Plan - On May 17, 2006, the Compensation Committee of the Board unanimously recommended, and the Board approved and adopted, TWC’s Deferred Compensation Plan (the “Deferred Plan”), which provides certain key employees, selected at the discretion of the Board, and non-employee directors the opportunity to defer receipt of specified portions of their compensation and to have such deferred amounts treated as if invested in the Common Stock of the Company.

The Company adopted the Deferred Plan with the intention that it shall at all times be characterized as a “top hat” plan of deferred compensation maintained for a select group of management, as described under the Employee Retirement Income Security Act of 1974 (“ERISA”) Sections 201(2), 301(a)(3) and 401(a)(1).  The Deferred Plan is required at all times to satisfy Section 409A of the Internal Revenue Code.  Pursuant to a participant’s election, the unfunded Deferred Plan obligations are payable in the form of Common Stock (and cash for fractional shares) upon the earlier of:  (i) a designated, in-service distribution date which must be a minimum of three years from the year of the first deferral; (ii) separation from service; (iii) disability; (iv) change in control of the Company; or (v) death.  A participant’s election form must specify whether the payments will be made by lump sum or by installments, and the number of annual installments (with a minimum of two and a maximum of five installments).

Taxing Jurisdiction - The Czech Republic and Germany currently have a number of laws related to various taxes imposed by governmental authorities.  Applicable taxes include corporate income tax, value-added tax (“VAT”), and payroll (social) taxes, and, in the case of the CZ, gaming taxes.  Tax declarations, together with other legal compliance areas (e.g. customs and currency control matters) are subject to review and investigation by a number of governmental authorities, which are enabled by law to impose fines, penalties and interest charges, and create tax risks in the countries in which we operate.  Management believes that it has adequately provided for all of its Czech and German tax liabilities.

In CZ, the Company is subject to an overall flat gaming tax (the “Gaming Tax”) of 20.0% on all live game and slot revenues.  The Company is also subject to an applicable 19% corporate income tax on adjusted Czech net income, as defined by the Czech Republic taxing authorities.  Additionally, we are also subject to a per slot, per diem tax, payable along with the Gaming Tax.  The Gaming Tax is payable by the 25th day following the end of each quarter, while the corporate income tax is payable by June 30th of the subsequent year, and, estimated quarterly income tax payments. (See also Note 4(l) “Czech Gaming Taxes” and Note 4(m) “Income Taxes” below).

Legal Proceedings - The Company is sometimes subject to various contingencies, the resolutions of which, its management believes, will not have a material adverse effect on the Company’s consolidated financial position or results of operations.  TWC was not involved in any material litigation as of June 30, 2015, or through the date of this filing.

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(all financial figures in thousands, except for exchange rate and share data)

4.              Summary of Selected Significant Accounting Policies.

(a)         Cash and Cash Equivalents -  Cash and cash equivalents use comprised of cash on hand; current balances with banks and similar institutions; and term deposits of three months or less with banks and similar institutions.  The carrying amounts of cash at banks and on hand and term bank deposits approximate their fair values.

(b)         Revenue Recognition - Casino revenue is defined as the net win from gaming activities, which is the difference between gaming wagers and the amount paid out to wagering patrons, and is recognized on the day it is earned.  Revenues generated from casino ancillary services, which includes room rentals, sales of food, beverage, cigarettes, spa services, and casino logo merchandise, are recognized at the time the related services are performed or goods sold.  Room revenue from the hotel segment for the six months ended June 30, 2015 represented 4.6% of consolidated total revenue.  Since the two German hotels comprising the hotel segment were each acquired in September 2014 and June 2015, therefore there were no revenues for the prior year’s same six-month period.  Food and beverage (“F&B”) revenues from the hotel segment represented approximately 2.6% and 0.0% of consolidated total revenue for the six months ended June 30, 2015 and 2014, respectively.

(c)          Business Acquisitions - Assets acquired and liabilities assumed in business combinations are recorded on the Company’s consolidated balance sheets as of the respective acquisition dates based upon their estimated fair values at such dates.  The results of operations of businesses acquired by the Company have been included in the consolidated statements of income since their respective dates of acquisition.  In certain circumstances, the purchase price allocations may be based upon preliminary estimates and assumptions.  Accordingly, the allocations are subject to revision until the Company receives final information and other analyses during the measurement period always ending a year after the date of acquisition.

(d)         Segment Reporting - Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, Segment Reporting, the Company has two reportable segments, a casino segment and a hotel segment.  ASC 280 designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments.  The Company is including this segment reporting under Note 7 below.

(e)          Earnings per Share - Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share incorporate the dilutive effect of common stock equivalents on an average basis during the period. The Company’s common stock equivalents currently include stock options, warrants, restricted stock, and deferred compensation stock. Thus, unexercised stock options to purchase up to 645,100 and 522,325 shares as of June 30, 2015 and 2014, respectively, were included in the computation of diluted earnings per common share, if such unexercised stock options were “in-the-money” and vested. Restricted stock to purchase up to an aggregate of 75,000 shares as of June 30, 2015 and 2014 were also respectively included, if they were “in-the-money” and vested.  Warrants to purchase up to 75,000 shares as of June 30, 2014 were also included if they were “in-the-money,” but were not included in 2015 as they had expired in November 2014.  In addition, 428,870 and 310,740 issuable shares, as of June 30, 2015 and 2014, respectively, under the Company’s Deferred Compensation Plan were also included in the computation.

The Company has not paid dividends on its Common Stock since inception.  Our stock repurchase program expired in November 2014.

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(all financial figures in thousands, except for exchange rate and share data)

A table illustrating the impact of dilution on earnings per share, based on the treasury stock method, is presented below:

	(UNAUDITED)
	For the Six Months Ended		For the Three Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Basic earnings per share:
Net income	$1,233	$1,133	$710	$647

Weighted average common shares	8,821,205	8,809,663	8,821,205	8,809,435

Basic earnings per share	$0.14	$0.13	$0.08	$0.07

Diluted earnings per share:
Net income	$1,233	$1,133	$710	$647

Weighted average common shares	8,821,205	8,809,663	8,821,205	8,809,435

Addition due to the effect of dilutive securities using the treasury stock method:
Stock options, restricted stock and warrants	729	6,923	425	6,923
Stock issuable under the Deferred Compensation Plan	428,870	310,740	428,870	310,740

Dilutive potential common shares	9,250,804	9,127,326	9,250,500	9,127,098

Diluted earnings per share	$0.13	$0.12	$0.08	$0.07

(f)           Goodwill - Goodwill represents the excess of the cost of the Company’s subsidiaries over the fair value of their net assets at the date of acquisition.  In CZ, this consisted of the Ceska casino and a parcel of land in Hate (upon a portion of which the Route 59 Casino and Hotel Savannah are situated). In Germany, it consists of the new Hotel Freizeit Auefeld.  Goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. Goodwill impairment tests require the Company to first assess qualitative factors, which include macroeconomic conditions, financial performance, and industry and market considerations, to determine whether it is necessary to perform a two-step quantitative goodwill impairment test.  TWC assesses the potential impairment of goodwill annually (as of September 30th) and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Upon completion of such review, if impairment is found to have occurred, a corresponding charge will be recorded.  In light of the recent acquisition of German assets, TWC’s allocation of its Czech goodwill over two geographical reporting units, which are components of the casino segment, have been renamed and classified as the “Pilsen reporting unit” (“PRU”), which consists of the Ceska casino, and the “South Moravia reporting unit” (“SMRU”), which consists of the land in Hate. The German goodwill is derived from the newly-acquired Hotel Freizeit Auefeld, and is represented by the “Lower Saxony reporting unit” (“LSRU”).  There were no indicators of impairment present during the second quarter of 2015 for the Czech reporting units, nor for the recently acquired asset, Hotel Freizeit Auefeld, the assets’ fair value of which have been estimated as of the acquisition date (See Note 6 “Acquisition and Purchase Price Allocation — Hotel Freizeit Auefeld” below); therefore, TWC determined that there was no impairment of goodwill at June 30, 2015.

Changes to goodwill during the periods presented are strictly related to the fluctuation in foreign currency exchange rates.  See Note 4(i), below.

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(all financial figures in thousands, except for exchange rate and share data)

(g)          Property and Equipment - Property and equipment is stated at cost less accumulated depreciation and amortization.  TWC capitalizes the cost of improvements that extend the life of the asset and expenses maintenance and repair costs as incurred.  The Company provides for depreciation and amortization using the straight-line method over the following estimated useful lives:

Asset	Estimated Useful Life

Buildings	20-50 years
Furniture, fixtures and equipment	3-12 years
Leasehold improvements	5-20 years

At June 30, 2015 and December 31, 2014, property and equipment consisted of the following:

	As of June 30, 2015	As of December 31, 2014
	(unaudited)
Land	$2,881	$3,148
Building and improvements	35,399	33,480
Furniture, fixtures and other equipment	11,571	10,940

	49,851	47,568
Less accumulated depreciation and amortization	(12,170)	(12,099)

	$37,681	$35,469

(h)         Impairment of Long-lived Assets - The Company periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may be recoverable.  If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived assets, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists.  If an asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value. An estimate of the asset’s fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. The Company reports an asset to be disposed of at the lower of its carrying value or its estimated net realizable market value.  There were no indicators of impairment for long-lived assets for the six months ended June 30, 2015 and 2014.

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

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(all financial figures in thousands, except for exchange rate and share data)

The impact of foreign currency translation on goodwill is presented below:

	Goodwill
	Pilsen			South-Moravia			Lower Saxony
As of June 30, 2015 (in thousands, except FX)	reporting unit			reporting unit			reporting unit			Total

Balance in USD ($)		$3,042	(1)		$537	(1)		$131			$3,710
Balance in EUR (€)								€119			€119

Applicable Foreign Exchange Rate (“FX”)	33.883			33.883			27.245
Balance in CZK (Kč)	Kč	103,072	(2)	Kč	18,195	(2)	Kč	3,252	(3)	Kč	124,519

Applicable FX (4)	24.347			24.347			24.347
Balance at June 30, 2015		$4,234			$747			$134			$5,115
Net cumulative change to goodwill due to foreign currency translation		$1,192		$210				$3			$1,405

(1)         Goodwill was amortized over 15 years until the Company started to comply with revised GAAP requirements, as of January 1, 2002.

This balance represents the remaining, unamortized goodwill, after an impairment charge taken prior to January 1, 2003.

(2)         USD residual balance translated to CZK at June 30, 1998, the date of acquisition of such assets, with the date of acquisition CZK to USD FX rate of 33.883.

(3)         Provisional EUR balance translated to CZK at June 1, 2015, the date of acquisition of the Hotel Freizeit, with the date of acquisition CZK to EUR FX rate of 27.245.

(4)         FX central bank rates taken from www.CNB.CZ.

(j)            Stock-based Compensation - The Company accounts for stock options and warrants using the modified prospective method in accordance with accounting and disclosure requirements for compensation-stock compensation.  Under this method, compensation costs include the estimated grant date fair value of the awards amortized over the options’ vesting period.  The Company currently utilizes the Black-Scholes option pricing model to measure the fair value of stock options granted to certain key management employees (“KMEs”).  Stock-based compensation was approximately $15 and $0 for the three months ended June 30, 2015 and 2014, respectively, and was approximately $29 and $0 for the six-month periods ended June 30, 2015 and 2014, respectively, and is included in selling, general and administrative expenses in the consolidated statements of income.

(k)         Comprehensive Income (Loss) — The Company complies with requirements for reporting comprehensive income (loss).  Those requirements establish rules for reporting and display of comprehensive income and loss and their components.  Furthermore, they require the Company’s change in the foreign currency translation adjustments to be included in other comprehensive income (loss).  There were no other components of the Company’s comprehensive income (loss) in the six and three months ended June 30, 2015 and 2014.

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(all financial figures in thousands, except for exchange rate and share data)

(l)             Czech Gaming Taxes — The gaming taxes are summarized in the following table:

Based on the Gaming Tax Law
that became effective January 1, 2012.

Live Games	20% Gaming Tax* from revenue earned from live games (70% of tax paid to the federal government; 30% paid to the local municipality).

Slots	20% Gaming Tax* from revenue earned from slot games (20% of tax paid to the federal government; 80% paid to the local municipality);
Fifty-five Korunas (or approximately two U.S. dollars) Gaming Tax per Slot Machine, per Day (paid to the federal government).

*      Gaming taxes are to be paid quarterly, by the 25th day following the end of a quarter.

TWC was current on all of its Czech gaming tax payments at June 30, 2015 and through the date of this report.

TWC’s gaming-related taxes and fees, which are recognized in the cost of revenues, for the six and three months ended June 30, 2015 and 2014 are summarized in the following table:

	(UNAUDITED)
	For the Six Months Ended		For the Three Months Ended
	2015	2014	2015	2014

Live-game and slot revenues (gaming revenues)	$16,391	$16,853	$8,192	$8,539

Gaming taxes on gaming revenues	$3,426	$3,545	$1,717	$1,795
Gaming taxes as % of gaming revenues	20.9%	21.0%	21.0%	21.0%

In conformity with the European Union (“EU”) taxation legislation, the Czech Republic’s VAT has gradually increased from 5%, when that country joined the EU in 2004, to 21%, the effective rate since 2013.  Unlike in other industries, VATs are not recoverable for gaming operations.  The recoverable VAT under the Hotel Savannah, Hotel Columbus and Hotel Freizeit Auefeld was not material for the six and three months ended June 30, 2015 and 2014, respectively.

(m)     Income Taxes — The Company complies with accounting and reporting requirements with respect to accounting for U.S. federal and foreign income taxes, which require an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and the tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized. In accordance with GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. This guidance also provides directions on thresholds, measurement, de-recognition, classification, interest and

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(all financial figures in thousands, except for exchange rate and share data)

penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different entities. The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of and for the six and three months ended June 30, 2015 and 2014, respectively. The Company is subject to income tax examinations by major taxing authorities for all tax years since 2011. However, management’s conclusions regarding this guidance may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Company incurred an estimated foreign income tax expense of $652 and $498 for the six months ended June 30, 2015 and 2014, respectively.  Of the $652 foreign tax expense in 2015, $10 was incurred by the German hotels.  The Czech Republic has an applicable corporate income tax of 19%, while Germany has an applicable corporate income tax rate of 30%.  Estimated Czech corporate income tax payments are required to be paid quarterly.  TWC was current on all of its tax payments at June 30, 2015 and through the date of this report.

(n)         Recent Accounting Pronouncements - In May 2014, the FASB issued guidance on recognizing revenue from contracts with customers. The guidance clarifies the principles for recognizing revenue and establishes a common revenue standard for US GAAP and International Financial Reporting Standards.  Early adoption is permitted, but not before the original effective date for public companies (annual reporting periods beginning after December 15, 2016). Retrospective application is required.  The Company is currently evaluating the impact of adopting this standard and does not expect the standard to have any material impact on its consolidated financial statements.

In June 2014, the FASB issued guidance on stock compensation that requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  As such, the performance target should not be reflected in estimating the grant-date fair value of the award.  The guidance is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted.  The Company is evaluating the potential impacts of adopting the new guidance on its existing stock-based compensation plans.

In August 2014, the FASB issued guidance on the presentation of financial statements for a going concern. This provides guidance on management’s responsibility to evaluate whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. This guidance is effective for fiscal years ending after December 15, 2016, and annual and interim periods thereafter. The Company is reviewing the new standard for adoption and does not expect this standard to have a material impact on the Company’s consolidated financial statements.

In January 2015, the FASB issued an updated standard on the treatment of income statement-extraordinary and unusual items. This update eliminates the concept of extraordinary items and the related income statement presentation of such items. The provisions of this guidance are effective for reporting periods beginning after December 15, 2015. The Company is reviewing the updated standard for adoption and does not expect this updated standard to have a material impact on the Company’s consolidated financial statements.

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(all financial figures in thousands, except for exchange rate and share data)

In April 2015, the FASB issued an update on its guidance on the presentation of debt issuance costs.  This update requires debt issuance costs to be presented as a direct deduction from the carrying amount of the related debt liability. The standard is effective for reporting periods beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The update requires application of the updated guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The Company is reviewing the updated standard for adoption and does not expect this updated standard to have a material impact on the Company’s consolidated financial statements.

5.              Purchase Price Allocation — Hotel Columbus.

The Company accounts for its Hotel Columbus acquisition under the acquisition method of accounting as indicated in FASB ASC 805, Business Combinations, which requires the acquiring entity in a business combination to recognize the fair value of all assets acquired, liabilities assumed, and establishes the acquisition date as the fair value measurement point. Accordingly, the Company identified and recorded assets acquired and liabilities assumed in this business combination, based on fair value estimates as of the date of acquisition.  The purchase price allocation process requires an analysis and valuation of acquired assets, which included fixed assets, technologies, customer contracts and relationships, trade names and liabilities assumed, including contractual commitments and legal contingencies.  Based on an asset evaluation performed by an independent, certified appraiser, the Company determined that there was no material fair values in the technologies, customer contracts and relationships and trade names in the acquisition of the Hotel Columbus and that the acquisition was considered a “bargain purchase,” for which the fair value of the net assets acquired exceeded the price paid for the acquisition.  Thus, the excess value of €132, or approximately $149, was recognized as a gain in Other Income in the Company’s consolidated income statement for the three and six months ended June 30, 2015.  ASC 805 also requires that prior to recognizing the gain, the acquirer must reassess whether it has correctly identified all of the assets acquired and liabilities assumed and recognize any additional assets or liabilities that result from that review.  TWC has reviewed the measurement procedures used in valuing the assets acquired and liabilities assumed and determined that all assets and liabilities have been correctly identified and recognized.

Thus, the Company allocated the fair value of all acquired assets, before depreciation, as follows:

Purchase Price Allocation	Fair Value Estimate at Acquisition Date	Final Fair Value at Acquisition Date	Final Fair Value at Acquisition Date	Net Book Value at June 30, 2015

Cash	€2,100	€2,100	$2,700	$2,352
Bank loan (Sparkasse)	3,600	3,600	4,700	4,032
Total purchase price consideration	5,700	5,700	7,400	6,384
Gain		132	149	149
Total	€5,700	€5,832	$7,549	$6,533
Fair value assigned to assets acquired:
Land	€647	€591	$770	$662
Buildings	4,460	4,446	5,744	4,980
Property & equipment	593	785	1,020	879
Inventory		10	15	12
Net Assets	€5,700	€5,832	$7,549	$6,533

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(all financial figures in thousands, except for exchange rate and share data)

The following unaudited pro forma results of operations for the six and three months ended June 30, 2014 presented are provided for illustrative purposes only and assume the acquisition of the Hotel Columbus occurred as of January 1, 2014 and do not assume any cost savings from TWC’s management of the operations. The unaudited pro forma financial results do not purport to be indicative of the results of operations for future periods or the results that actually would have been realized had TWC operated the Hotel Columbus during these periods. The unaudited pro forma results are presented in thousands, except share and per share information.

	Six Months Ended	Three Months Ended
	June 30, 2014	June 30, 2014

REVENUES	$19,793	$9,930

NET INCOME	$1,318	$667

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	8,809,663	8,809,435
Diluted	9,127,326	9,127,098

EARNINGS PER COMMON SHARE:
Basic	$0.15	$0.08
Diluted	$0.14	$0.07

6.              Acquisition and Purchase Price Allocation — Hotel Freizeit Auefeld.

On June 16, 2015, TWHG, the wholly-owned, German subsidiary of TWC, which also owns the Hotel Columbus, acquired 100% of the partnership interests in the general partner and limited partner that owned the Hotel Freizeit Auefeld, a 93-room hotel with extensive meeting space and recreational amenities located in Hann. Münden, Germany, for a purchase price of €4,500, or approximately $4,950 at the acquisition date.  Although the transaction closed, and TWHG acquired the Hotel Freizeit Auefeld on June 16, 2015, the purchase agreement stipulated the effective acquisition date was to be retroactive to June 1, 2015, which had no impact on the purchase price.  The assets acquired by TWHG include: the hotel building and its contents; three food and beverage outlets; ten meeting rooms; an adjoining 13,000 square foot event hall; an adjoining tennis complex with four indoor courts; several additional recreation areas; an independent townhouse comprised of one four-room and one six-room apartment; and the ground lease rights to the land upon which all of the hotel’s assets stand, the lease for which includes both a right of first refusal buyout and lease renewal options for an additional 70 years, to year 2154, in favor of TWHG.  The ground lease expires on March 1, 2084.  Hotel Freizeit Auefeld was built in 1991 and expanded with new facilities in 2001.

Hotel Freizeit Auefeld, a full-service lodging property, caters to both business and leisure travelers.  The total acquisition cost was approximately €4,851, or approximately $5,336 at the acquisition date, including the 5.0% real estate transfer taxes of approximately €184, or approximately $202, on the estimated fair value of the buildings, applicable in the German State of Lower Saxony, and €167, or approximately $184, in closing costs and bank processing fee.  The acquisition was funded by a cash payment of €250, or approximately $275, and financed by assumed local bank loans from Sparkasse Hann. Münden (“Sparkasse Hann. Münden Loan”), comprising of five loans aggregating €2,018, or approximately $2,220, with an average fixed interest rate of 4.94%, and by a seller-financed loan of €2,232, or approximately $2,455.   The assumed bank debt will convert in November 2015 to a single loan with the same lender, at a bank agreed-upon terms of 2.99% annual interest, fixed for 10 years, and amortization over 15 years, while the seller loan has terms of 3.0% annual fixed interest and amortization over 10 years, with a no-interest first two-month grace period.

As was done with the Hotel Columbus, the Company accounts for its Hotel Freizeit Auefeld acquisition under the acquisition method of accounting as indicated in ASC 805, which requires the acquiring entity in a business combination to recognize the fair value of all assets acquired, liabilities assumed, and establishes the acquisition date as the fair value measurement point. Accordingly, the Company identified and recorded assets acquired and liabilities assumed in this business combination, based on fair value estimates as of the date of acquisition.  The

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(all financial figures in thousands, except for exchange rate and share data)

purchase price allocation process requires an analysis and valuation of acquired assets, which may include fixed assets, technologies, customer contracts and relationships, trade names and liabilities assumed, including contractual commitments and legal contingencies.

Pending finalization of the Company’s review of the fair value of assets acquired and liabilities assumed, the Company allocated initial fair value of all acquired assets, before depreciation, as follows:

Purchase Price Allocation	At Acquisition Date	At Acquisition Date

Cash	€250	$275
Bank loan (Sparkasse)	2,018	2,220
Seller loan	2,232	2,455
Total purchase price consideration	€4,500	$4,950

Provisional amounts assigned to assets acquired:
Buildings	€3,680	$4,048
Property & equipment	649	714
Intangibles	52	57
Goodwill	119	131
Estimated fair value of assets	€4,500	$4,950

The estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed.  The Company believes that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the Company is waiting for additional information necessary to finalize those fair values.  Therefore, the provisional measurements of fair value reflected are subject to change and such changes could be significant.  The Company expects to finalize the valuation and complete the purchase price allocation no later than the second quarter of 2016.

Prior to TWC’s purchase of the Hotel Freizeit Auefeld, the hotel property was leased to, and operated by, an independent, third-party hotel operator (lessee).  The owner of the hotel property was receiving only rent income from the lessee.  As such, the unaudited hotel operational and financial data was provided by the lessee to TWC for the purpose of evaluating the viability of TWC’s investment and partly due to the fact that the lessee wanted to terminate its hotel lease.  Further, given the fact that the Hotel Freizeit Auefeld acquisition did not meet the significance tests, pursuant to the requirement to disclose financial statements in the Form 8-K and due to the lack of practical US GAAP financial statements, TWC has not included pro forma financial statements for this hotel acquisition.

7.              Segment Information

Effective since the acquisition of the Hotel Columbus as of September 1, 2014, the Company recognized two reporting segments (a casino segment and a hotel segment) and corporate.  The casino segment is entirely in the Czech Republic, while the hotel segment is comprised of two hotels in Germany.  There are no internal transactions between our reporting segments.  The Hotel Columbus and Hotel Freizeit Auefeld are reported under the hotel segment and the Hotel Savannah and Spa is reported under the casino segment.

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(all financial figures in thousands, except for exchange rate and share data)

Below is a presentation of the reporting segments:

Operations by Segment

	Three Months Ended June 30, 2015				Three Months Ended June 30, 2014
	Casino	Hotel	Corporate	Consolidated	Casino	Hotel	Corporate	Consolidated

Total revenues	$9,001	$755	$—	$9,756	$9,418	$—	$—	$9,418
Costs and expenses:
Cost of revenues	(4,641)	(370)		(5,011)	(5,030)			(5,030)
Depreciation and amortization	(321)	(123)	(2)	(446)	(411)		(2)	(413)
Selling, general and administrative	(1,834)	(424)	(1,070)	(3,328)	(2,004)		(1,054)	(3,058)
Interest expense	(1)	(39)		(40)	(2)			(2)
Other income		149		149				—
Total costs and expenses	(6,797)	(807)	(1,072)	(8,676)	(7,447)		(1,056)	(8,503)

Income before foreign income taxes	2,204	(52)	(1,072)	1,080	1,971		(1,056)	915

Foreign income taxes	(370)			(370)	(268)			(268)

Net income	$1,834	$(52)	$(1,072)	$710	$1,703	$—	$(1,056)	$647

	Six Months Ended June 30, 2015				Six Months Ended June 30, 2014
	Casino	Hotel	Corporate	Consolidated	Casino	Hotel	Corporate	Consolidated

Total revenues	$17,872	$1,386	$—	$19,258	$18,540	$—	$—	$18,540
Costs and expenses:
Cost of revenues	(9,294)	(649)		(9,943)	(10,016)			(10,016)
Depreciation and amortization	(657)	(180)	(4)	(841)	(812)		(4)	(816)
Selling, general and administrative	(3,863)	(607)	(2,197)	(6,667)	(4,059)		(2,014)	(6,073)
Interest expense	(1)	(70)		(71)	(4)			(4)
Other income		149		149
Total costs and expenses	(13,815)	(1,357)	(2,201)	(17,373)	(14,891)		(2,018)	(16,909)

Income before foreign income taxes	4,057	29	(2,201)	1,885	3,649		(2,018)	1,631

Foreign income taxes	(652)			(652)	(498)			(498)

Net income	$3,405	$29	$(2,201)	$1,233	$3,151	$—	$(2,018)	$1,133

Selected Balance Sheet Data by Segment

	At June 30, 2015				At December 31, 2014
	Casino	Hotel	Corporate	Consolidated	Casino	Hotel	Corporate	Consolidated

Property and equipment, net	$25,441	$11,450	$790	$37,681	$27,418	$7,208	$843	$35,469
Goodwill (allocated)	4,981	134		5,115	5,322			5,322
Other assets, excluding property and equipment and goodwill	6,443	2,119	492	9,054	6,957	1,267	472	8,696
Total Assets	$36,865	$13,703	$1,282	$51,850	$39,697	$8,475	$1,315	$49,487

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

•              the market’s acceptance of our gaming and hotel offerings;

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

Forward-looking statements that we make or that are made by others on our behalf are based on a knowledge of our business and the environment in which we operate, but because of the factors noted above, actual results may differ significantly from those in forward-looking statements. Consequently, these cautionary statements qualify all of the forward-looking statements we make herein. The results or developments we anticipate may not be realized. Even if substantially realized, those results or developments may not result in the expected consequences for us or affect us, our business or our operations in the ways we expect. We caution readers not to place undue reliance on any of these forward-looking statements in this Form 10-Q, which speak only as of their dates. We assume no obligation to update any of the forward-looking statements.

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

On June 16, 2015, TWC acquired acquired 100% of the partnership interests in the general partner and limited partner that owned the Hotel Freizeit Auefeld, a 93-room hotel (the “Hotel”) with extensive meeting space and recreational amenities located in Hann. Münden, Germany.  Although the transaction closed, and TWC acquired the Hotel Freizeit Auefeld on June 16, 2015, the purchase agreement stipulated the effective acquisition date to be retroactive to June 1, 2015, which had no impact on the purchase price.  The acquisition is subject to a finalization of the purchase price allocation (see Note 6 of the Notes to the Condensed Consolidated Interim Financial Statements above).

Exchange Rates

Due to the fact that the Company’s operations are located in Europe and principally in the Czech Republic and Germany, TWC’s financial results are subject to the influence of fluctuations in foreign currency exchange rates.  For our Czech operations, the revenue generated is generally denominated in euros (“EUR” or “€”) and the expenses incurred by these facilities are generally denominated in korunas (“CZK” or “Kč” ).  For our German hotel operation, the revenue generated and expenses incurred are primarily denominated in EUR.  As our primary reporting subsidiary, TWH&E, is a Czech entity, all revenues and expenses, regardless of sources of origin (including that of Hotel Columbus and Hotel Freizeit Auefeld, which are owned by TWH&E through its wholly-owned German subsidiary, TWHG), are recognized in the Czech currency and translated to U.S. dollars (“USD” or “$”) for reporting purposes.  A substantial change in the value of either of these currencies in relation to the value of the USD would have an impact on the results from our operations when translated into USD.  We do not hedge our foreign currency holdings or transactions.

In our financial statements, the actual 2015 and 2014 operating results for the Czech operations and for the two German hotels were first converted to CZK, then were converted to USD using the monthly average of the daily exchange rates of each monthly reporting periods.  The monthly average of daily exchange rates for the CZK versus the USD and EUR, respectively, are presented in the following graphical chart.

The condensed consolidated balance sheet totals of the Company’s foreign subsidiaries at June 30, 2015 and December 31, 2014 were converted to USDs using the Czech central bank exchange rates, as reported at www.cnb.cz, and for information only, the USD to EUR interbank exchange rates, as reported at www.oanda.com, both of which are depicted in the following table:

As of	USD	CZK	EUR
June 30, 2015	$1.00	24.3470 Kč	€0.9012
December 31, 2014	$1.00	22.7853 Kč	€0.8226

The depreciation of the EUR currency versus the USD through the first six months of 2015 and a corresponding decline in value of the CZK to the USD has materially negatively affected the Company’s operating results, as reported in USD.  For example: the six-month average of daily CZK exchange rates to the USD of 20.0051 for first six months of 2014 and 24.6710 for the first six months of 2015 reflect a 23.3% CZK currency depreciation.  Nevertheless, the negative impact of the foreign exchange fluctuations was partially been offset by the revenue improvement the Company achieved in the first six months of 2015.  The depreciation of the daily exchange rate of the CZK from December 31, 2014 of 22.7853 to June 30, 2015’s daily rate of 24.3470 was 6.9% and reduced our consolidated balance sheet at June 30, 2015, as presented in USD.

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

RESULTS OF OPERATIONS

Performance Measures and Indicators

In discussing the consolidated results of operations, we may use or refer to performance measures and indicators that are common to the gaming industry, such as: (i) total live game drop, the dollar value of gaming chips purchased in a given period; (ii) live game drop per head (“DpH”), the per guest average dollar value of gaming chips purchased for cash; (iii) daily income per slot machine; (iv) net win, the difference between gaming wagers and the amount paid out to wagering patrons; (v) win percentage (“WP”), the ratio of net win over total drop; (vi) occupancy rate, the number of rooms sold divided by the number of rooms available; (vii) average daily rate (“ADR”), the average of room rental rates paid per day; and (viii) revenue per available room for rent (“RevPAR”), revenue generated per available room.  These measures are “non-GAAP financial measures.”

Review of the Condensed Consolidated Interim Results of the Company:

Three Months Ended June 30, 2015 and 2014:

	Three Months Ended June 30,
(in thousands)	2015	2014	Variance $	Variance %
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues, by reporting segment:
Casino	$9,001	$9,418	$(417)	-4.4%
Hotel	755		755	100.0%
Total revenue	9,756	9,418	338	3.6%

Operating expenses:
Casino	4,641	5,030	(389)	-7.7%
Hotel	370		370	100.0%
General and administrative	2,258	2,004	254	12.7%
Corporate expenses	1,070	1,054	16	1.5%
Depreciation and amortization	446	413	33	8.0%
Total operating expenses	8,785	8,501	284	3.3%

Operating income	971	917	54	5.9%

Interest expense	(40)	(2)	(38)	1900.0%
Other income	149		149	100.0%

Income before foreign income tax	1,080	915	165	18.0%

Foreign income taxes	(370)	(268)	(102)	38.1%

Net income	$710	$647	$63	9.7%

For the quarter ended June 30, 2015, we generated total revenue of approximately $9.8 million, a 3.6% increase, or $338,000, from the $9.4 million from for the same quarter a year ago, resulting from the additional revenue from our hotel segment, which we did not have during the quarter ended June 30, 2014.  Similar to the first quarter, the reduction in casino revenues in the second quarter of 2015, when compared with the prior year comparable quarter, resulted from the impact of the depreciation of CZK to the USD, which represented an average of 23.3% in currency decline, together with the precipitous devaluation of the EUR currency versus the USD.  The negative effect of the foreign exchange decline was partially offset by the revenue improvement the Company achieved in the second quarter of 2015.  The casino revenue was supported by double-digit increases in consolidated attendance and slot revenues, when compared to the prior year quarter.  This business improvement was in part due to the continued high level of customer service provided to our patrons, which had also helped our casino operations achieved similar high results in the first quarter, compared with the same period in 2014.

For the second quarter of 2015, our Hotel Columbus and Hotel Freizeit Auefeld generated $536,000 and $219,000 in total revenue, respectively, of which approximately 35.3% was from food and beverage (“F&B”) operations.

Casino operating expenses were down by $389,000, or 7.7%, largely due to lower revenue-driven gaming taxes and payroll-related expenses.

General and administrative expenses were up $254,000, or 12.7%, mainly as a result of expenses incurred by Hotel Columbus and Hotel Freizeit Auefeld (both of which did not exist a year ago), and one-time acquisition-related expenses related to the Hotel Freizeit Auefeld, which notably include a reserve for real estate transfer tax of €183,000, or $206,000, at June 30, 2015.  We also incurred approximately €167,000, or $184,000, in related closing costs and bank fees.

Corporate expenses were essentially flat compared with the same quarter last year.

Depreciation and amortization expense increased by $33,000, or 8.0%, resulting from the addition of assets, resulting from the acquisition of the two German hotels.

Operating income rose by $54,000, or 5.9%, largely due to the hotel revenue that did not exist a year ago this period.

The interest expense of $40,000 for the second quarter of 2015 was from bank loans with Bank Sparkasse Seligenstadt and Bank Sparkasse Hann. Münden, used to secure the acquisitions of Hotel Columbus and Hotel Freizeit Auefeld, respectively.  The interest in 2014 was from capital leases.

Other income represented the gain from the bargain purchase of Hotel Columbus.  (See Note 5 of the Notes to the Condensed Consolidated Interim Financial Statements).

Our foreign income tax provision of $370,000 included a credit adjustment of $11,000 of estimated German income taxes incurred by the Hotel Columbus operation.

The negative effect of the foreign exchange fluctuations on net income was partially offset by the incremental income resulting from the revenue increase the Company achieved in the second quarter.  The additional income earned from the hotel segment contributed to a net income of $710,000 in 2015, a 9.7% increase over the same quarter in 2014.

Unlike in U.S.-based casinos, visitors to our casinos are required, by Czech law, to “check in” at the entrance reception desk, by presenting acceptable forms of picture identification, which effectively permits the Company to track the frequency of their visits and, to a limited extent, the duration of each visit.   As an incentive to gaming activity, we provide complimentary drinks and a free food buffet to all of our playing guests.  In addition to these general amenities, we also issue different classes of “loyalty” cards to customers who spend relatively longer periods of time playing. These cards entitle the holder and a set number of the holder’s guests, depending on the card type, to various complimentary benefits.  We also grant certain other privileges to our VIP players, at each local casino management’s discretion, such as opening a private gaming table, or extending the casino’s operating hours, and/or providing free room/hotel accommodations.  These loyalty cards are granted based on the frequency of the players’ visits and the aggregate total drop for a pre-determined number of visits.  The complimentary F&B, hotel accommodations and other player-related costs were recognized in our gaming departmental expenses, which totaled approximately $626,000 or 7.4% of gaming departmental revenues for the three months ended June 30, 2015, versus $626,000 or 7.1% of gaming departmental revenues for the comparable period in 2014.  General gifts and giveaways, which were also recognized in our gaming department, excluding personal gifts, represented $175,000 or 2.1% of gaming departmental revenues for the same three months in 2015, compared with $176,000 or 2.0% of gaming departmental revenues for the comparable period in 2014.

The VIP personal gifts, which consist primarily of granted player loyalty points, were booked as special promotion expenses in the marketing department (in selling, general and administrative costs), and totaled approximately $32,000 for the second quarter in 2015, versus $10,000 for the same quarter a year ago.

Six Months Ended June 30, 2015 and 2014:

	Six Months Ended June 30,
(in thousands)	2015	2014	Variance $	Variance %
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues, by reporting segment:
Casino	$17,872	$18,540	$(668)	-3.6%
Hotel	1,386	—	1,386	100.0%
Total revenue	19,258	18,540	718	3.9%

Operating expenses:
Casino	9,294	10,016	(722)	-7.2%
Hotel	649		649	100.0%
General and administrative	4,470	4,059	411	10.1%
Corporate expenses	2,197	2,014	183	9.1%
Depreciation and amortization	841	816	25	3.1%
Total operating expenses	17,451	16,905	546	3.2%

Operating income	1,807	1,635	172	10.5%

Interest expense	(71)	(4)	(67)	1675.0%
Other income	149	—	149	100.0%

Income before foreign income tax	1,885	1,631	254	15.6%

Foreign income taxes	(652)	(498)	(154)	30.9%

Net income	$1,233	$1,133	$100	8.8%

For the six months ended June 30, 2015, our total revenues increased to approximately $19.3 million, a $718,000 increase, or 3.9%, from $18.5 million for the same six-month period ended June 30, 2014, principally due to the approximate $1.4 million generated from our hotel segment.  Live game and slot attendances were both up in double-digits in our casinos.  Although slot revenue increased by 5.8% for the six month period, it was not sufficient to offset the lower live game revenue, which was hurt by the 2.1 percentage points decline in WP.  The increase in slot revenue was attributable to a combination of the effectiveness of our player loyalty programs, high customer service levels and popular internal promotional events.

Our hotel segment generated approximately $1.4 million in total revenue, of which 35.5% was from F&B revenues.

Our casino operating expenses were down $722,000, or 7.2%, largely from lower payroll-related expenses and revenue-driven gaming taxes.

General and administrative expenses increased by $411,000, or 10.1%, mainly due to expenses incurred by Hotel Columbus and Hotel Freizeit Auefeld (both which did not exist a year ago), and one-time Hotel Freizeit Auefeld acquisition-related expenses, which notably include a reserve for real estate transfer tax of €183,000, or $206,000 and approximately €167,000, or $184,000, in related closing costs and bank fees.

Corporate expenses increased by $183,000, or 9.1%, mainly from the Profit Sharing Plan accrual due to stronger results achieved.

Depreciation and amortization expense increased by $25,000, or 3.1%, primarily from the addition of hotel assets.

Operating income rose by $172,000, or 10.5%, in large part due to the revenue from our hotel segment.

The interest expense of $71,000 for the six-month period ended June 30, 2015 was attributable to the bank loans with Bank Sparkasse Seligenstadt and Bank Sparkasse Hann. Münden, used to secure the acquisitions of Hotel Columbus and Hotel Freizeit Auefeld, respectively.  The interest in 2014 was from capital leases and the one-month of non-cash interest paid on our Ceska Municipal loan that was paid off in January 2014.

Other income represented the aforementioned gain from the bargain purchase of Hotel Columbus.

Our foreign income tax provision of $652,000 included a credit adjustment of approximately $10,000 of estimated German income taxes incurred by the Hotel Columbus operation.

We achieved a net income of $1.2 million for the six-month period ended June 30, 2015, which was an 8.8% improvement on the $1.1 million earned a year ago this period.

The complimentary F&B, hotel accommodations and other player-related costs totaled $1.2 million or 7.3% of gaming departmental revenues for the six months ended June 30, 2015, versus $1.2 million or 7.1% of gaming departmental revenues for the comparable period in 2014.  General gifts and giveaways, excluding personal gifts, represented $358,000 or 2.1% of gaming departmental revenues for the same six-month period in 2015, compared with $338,000 or 1.9% of gaming departmental revenues for the comparable period in 2014.

The VIP personal gifts, consisting primarily of granted player loyalty points, were booked as special promotion expenses in the marketing department (in selling, general and administrative costs), and totaled approximately $49,000 for the six-month period in 2015, versus $30,000 for the same period a year ago.

Our Operating Facilities:

Our free-standing casinos each offer free parking, a restaurant, lounge areas and multiple bars.

Ceska

Our Ceska Casino, which has been re-themed in connection with an expansion and renovation project that began at the beginning of 2013 and ended at March 31, 2014, now has a Frank Lloyd-Wright-inspired organic modern theme.  As of June 30, 2015, Ceska had 15 gaming tables, including seven card tables, seven roulette tables, and a 10-position, Slingshot, multi-win roulette table.  The casino also features 100 video slot machines.  In addition to the games, Ceska also offers five luxurious hotel-like guest rooms, which, when not used as courtesy accommodations for our valuable players and guests, can be rented to paying overnight guests.  The address of our Ceska casino is Ceska Kubice 64, Ceska Kubice 345 32, in the Pilsen region of the Czech Republic.

Route 59

As of June 30, 2015, our Route 59 Casino, which has a New Orleans in the 1920’s theme, operated 21 gaming tables, consisting of ten card tables, ten roulette tables, and a 16-position, Slingshot multi-win roulette table, as well as 144 video slot machines, 18 of which were added in April 2015.  Route 59 Casino is connected to the Hotel Savannah via a wide public-area corridor, to permit easier access between the two operations.  Route 59 is located at 199 American Way, Hate-Chvalovice, Znojmo 669 02, in the South Moravia region of the Czech Republic.

Route 55

Our Route 55 Casino features a Miami Beach “Streamline Moderne” style, reminiscent of Miami Beach in the early 1950’s.  As of June 30, 2015, the two-story casino offered 23 tables, including 12 card tables, 10 roulette tables, a 16-position, Slingshot multi-win roulette table, as well as 138 video slot machines.  On the mezzanine level, the casino offers an Italian restaurant, an open buffet area, a VIP lounge, a VIP gaming room equipped with four gaming tables, which are included in the 23 table count, and three luxurious hotel-like guest rooms, similar to the five guest rooms at Ceska.  Route 55 is located at Grenzubergang Wullowitz, Dolni Dvoriste 382 72, in the South Bohemia region of the Czech Republic.

Hotel Savannah and the Spa at Hotel Savannah

As a complement to our gaming operations, we opened Hotel Savannah, a 77-room, European four-star deluxe hotel, the first Company-constructed hotel.  We also launched a full-service spa, the Spa, which is attached to the hotel. The operation of the Spa, which features a large indoor pool and Ayurvedic massage therapy, is sub-contracted to a local operator.  Hotel Savannah, which offers eight banquet halls for meetings and conventions, is connected to our Route 59 casino by the hotel restaurant that links the two buildings.  The combined operation of the hotel and Spa has proven to benefit Route 59 by attracting additional business to the casino.

Hotel Columbus

In September 2014, we acquired a four-star 117-room hotel, Hotel Columbus, located in the suburbs of Seligenstadt, Germany, about a 20-minute, equidistant drive from Frankfurt city center and the Frankfurt International Airport.  Hotel Columbus was constructed in 2001 and was operated profitably, at the time of purchase, by a private family, primarily as a hotel for business traveler.  Hotel Columbus currently has 99 single rooms and 18 double rooms.  It also features six meeting rooms, a spacious restaurant and separate breakfast room, each with its own kitchen, two bars, a 37-place parking garage and 22 surface lot parking places.  Hotel Columbus is located at Am Reitpfad 4, 63500 Seligenstadt, in the State of Hesse, Germany.

Hotel Freizeit Auefeld

In June 2015, we acquired our newest hotel, a four-star 93-room hotel, Hotel Freizeit Auefeld, located in Hann. Münden, Germany.  Hotel Freizeit Auefeld, which was built in 1991 and expanded with new facilities in 2001, was selected for acquisition by the Company because of its location, approximately two hours driving time from our Hotel Columbus, allowing TWC to employ one hotel director to manage both properties. The Hotel is the only full-service lodging property in the local area, and therefore has a broad target market, as it caters to both business and leisure travelers to the region.  The hotel features three F&B outlets; ten meeting rooms; an adjoining 13,000 square foot event hall; an adjoining tennis complex with three indoor courts; several additional recreation areas; an independent townhouse comprised of one four-room and one six-room apartment; and the ground lease rights, currently expiring on March 1, 2084, for an additional 70 years to the land upon which all of the hotel’s assets stand, the lease for which includes both a right of first refusal buyout and renewal options in favor of TWC.  TWC believes that the addition of this hotel will further contribute the Company’s profitability and diversification goals.  Hotel Freizeit Auefeld is located at Hallenbadstrasse 33, 34346 Hann. Münden, in the State of Lower Saxony, Germany.

Sales and Marketing

We utilize a wide range of media marketing and promotional programs in an effort to secure and enhance our competitive position in the respective markets being served and to differentiate our product from our competitors.  With respect to our Czech casinos, we aggressively target key cities in our media campaigns, most notably Vienna and Linz in Austria, and Regensburg in Germany as well as the areas surrounding these cities, all of which are within driving distance of our casinos.  We intend to market the Hotel Columbus to the Frankfurt business and tourist markets, as well as the surrounding communities.  The Hotel Freizeit Auefeld will be marketed to the local and regional areas surrounding the hotel as well as the leisure market.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2015, we had a working capital surplus of approximately $2.6 million, an increase of $785,000, from the working capital surplus of approximately $1.8 million at December 31, 2014.  Net cash provided by operating activities for the six months ended June 30, 2015 was approximately $1.2 million versus $675,000 for the same prior year period.  The increase in cash provided by operating activities was due in part to the increase in foreign income tax gaming tax accruals, and step-up in asset values pursuant ot our fair value assessment of the Hotel Columbus, that, in aggregate, were partially offset by reductions in accounts payable, deposits and other assets, prepaid expenses, and a gain that resulted from the bargain purchase of Hotel Columbus.  Net cash used in investing activities of $606,000 consisted of the €250,000, or $275,000, cash payment, from our excess cash flow from operations, to the seller for the acquisition of the Hotel Freizeit Auefeld and annual capital improvement expenditures.  Net cash used in financing activities of $119,000 consisted of the principal payments on the Hotel Columbus’s Bank Sparkasse Seligenstadt loan and interest on the existing bank loans from Bank Sparkasse Hann. Münden.  The assets acquired from Hotel Freizeit Auefeld acquisition were largely financed by non-cash investments and financing.

We are obligated under various contractual commitments over the next five years.  We have no off-balance sheet arrangements.  The following is a five-year summary of our commitments as of June 30, 2015:

(in thousands)		Less than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	Thereafter

Long-term, secured debt, foreign (1)	$8,591	$595	$1,149	$1,221	$5,626
Slot machine leases (2)	8,460	1,692	3,384	3,384
Operating and other capital leases (3)	520	122	218	180
Ground lease(4)	1,895	28	56	56	1,755
Employment agreement (5)	452	452
Total contractual obligations	$19,918	$2,889	$4,807	$4,841	$7,381

(1)         Includes (i) the €3.6 million, or $4.0 million, Bank Sparkasse Seligenstadt Loan for the Hotel Columbus acquisition, a 15-year commercial loan with a fixed interest rate of 3.1% for the first ten years, followed by a prevailing market-based fixed interest rate for this type of loan for the remainder of the term; (ii) the assumed five bank loans totaling €2.0 million, or approximately $2.2 million, with an average fixed interest rate of 4.94%, from Bank Sparkasse Hann. Münden for the Hotel Freizeit Auefeld acquisition, to be refinanced in November 2015 under agreed terms of 2.99% annual interest, fixed for 10 years, followed by a prevailing market-based fixed interest rate for this type of loan for the remainder of the term, and amortization over 15 years; and (iii) a seller loan of €2.2 million, or approximately $2.5 million, with terms of 3.0% annual fixed interest and amortization over 10 years.

(2)         The annual slot lease expenses are estimated, since each slot machine is on a five-year lease with varying term maturity, and can be terminated at any time with a 3-month payment penalty.

(3)         Includes long-term lease for corporate office space, auto and capital leases.

(4)         Represents the remaining 69-year term ground lease, upon which all the hotel assets of the Hotel Freizeit Auefeld stand, with an annual lease payment of €26,078, or $27,770. The lease expires on March 1, 2084.

(5)         Represents the salary obligation under two separate employment agreements.

PLAN OF OPERATIONS

We strive to develop and implement marketing and operational strategies that are designed to increase attendance and occupancy, in the case of our hotels, and revenues at our existing locations in the Czech Republic and Germany, while focusing on minimizing costs, which includes cost-sharing alliances with non-competing businesses such as food and beverage vendors, where advantageous. We endeavor to find synergy of operations between our Route 59 Casino and its attached Hotel Savannah to enhance revenues and reduce operational redundancies.  We have taken this approach also with staffing at our two German hotels.

Long Range Objective

Our operations have been diversified somewhat by the recent acquisitions of two German hotels, lessening, to a small extent at this point in time, our dependence on our primary gaming business in the Czech Republic. Our senior corporate management, several of whom have extensive experience in the hotel industry, have strived to expand and diversify the Company’s operations through the acquisition and/or development of new, complementary non-gaming business units, such as hotels, while continuing to grow the Company’s existing gaming operations in and outside the Czech Republic. We will also seek to manage or lease new business units that complement our existing operations. Acquisitions will be based on evaluations of the potential returns of projects that arise and, for certain projects, the availability of financing.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4.                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Exchange Act Rule 13a-15(e), which is designed to provide reasonable assurance that information, which is required to be disclosed in our reports filed pursuant to the Exchange Act, is accumulated and communicated to management in a timely manner. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and we are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.  At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including Mr. Ramadan, our CEO and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, Mr. Ramadan concluded that, as of the date of such evaluation, our disclosure controls and procedures were effective.  We made no changes in our internal controls over financial reporting during the second quarter of 2015 that materially affected, or are likely to materially affect, our internal controls over financial reporting.  Further, our management assessed the effectiveness of our internal controls over financial reporting as of June 30, 2015.  Based on this assessment, management believes that, as of June 30, 2015, our internal controls over financial reporting were effective.

PART II - OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

We are often subject to various contingencies, the resolutions of which, our management believes will not have a material adverse effect on our consolidated financial position or results of operations.  We were not involved in any material litigation as of June 30, 2015, or through the date of this filing.

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
FOR THE THREE MONTHS ENDED JUNE 30, 2015

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

10.18	Renewal and Amendment of Employment Agreement between the Company and Rami S. Ramadan, Effective as of July 1, 2005	Incorporated by reference to Exhibit 10.18 contained in the Form 10-KSB filed on March 17, 2006 (File No. 0-25244).

10.19	Renewal and Amendment of Employment Agreement between the Company and Rami S. Ramadan, Effective as of July 1, 2008	Incorporated by reference to Exhibit 99.1 contained in the Form 8-K filed on November 21, 2008 (File No. 0-25244).

10.20	Shareholder Agreement to add Director Nominees to the slate for the 2014 Annual Meeting of Stockholders, Effective as of April 21, 2014	Incorporated by reference to Exhibit 10.20 contained in the Form 8-K filed on April 22, 2014 (File No. 0-25244).

10.21	2014 Equity Incentive Plan, Adopted on June 25, 2014	Incorporated by reference to Exhibit 10.21 contained in the Form 8-K filed on June 27, 2014 (File No. 0-25244).

10.22	Change to the Company’s Registered Certified Accountants, Effective as of July 2, 2014	Incorporated by reference to Exhibit 10.22 contained in the Form 8-K filed on July 7, 2014 (File No. 0-25244).

10.23	Partnership Interest Purchase Agreement to acquire the Hotel Columbus, dated September 10, 2104	Incorporated by reference to Exhibit 10.23 contained in the Form 8-K filed on September 15, 2014 (File No. 0-25244).

10.24	Amendment of Employment Agreement between the Company and Rami S. Ramadan, Effective as of November 11, 2014	Incorporated by reference to Exhibit 10.24 contained in the Form 8-K filed on November 14, 2014 (File No. 0-25244).

10.25	2006 Deferred Compensation Plan, Amended and Restated, effective November 18, 2008	Incorporated by reference to Exhibit 99.3 contained in the Form 8-K filed on November 21, 2008 (File No. 0-25244).

10.26	Partnership Interest Purchase Agreement to Acquire the Hotel Freizeit Auefeld, dated June, 2, 2015	Incorporated by reference to Exhibit 10.26 contained in the Form 8-K filed on June 19, 2015 (File No. 0-25244).

14.0	Code of Ethics	Incorporated by reference to Exhibit 14.0 contained in the 2008 Proxy Statement filed on May 14, 2008 (File No. 0-25244).

21.0	Subsidiaries	Incorporated by reference to Exhibit 21.0 contained in the Form 10-K filed on March 10, 2015 (File No. 0-25244).

31.0	Section 302 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith.

32.0	Section 906 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith.

101

The following financial information from Trans World Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, filed with the SEC on August 7, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Income Statement and Comprehensive Income (Loss) for the six and three-month periods ended June 30, 2015 and 2014 (unaudited), (ii) the Condensed Consolidated Balance Sheets at June 30, 2015 (unaudited) and December 31, 2014, (iii) the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2015 and 2014 (unaudited), and (iv) Unaudited Notes to Condensed Consolidated Interim Financial Statements.*

*Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS WORLD CORPORATION

Date: August 7, 2015	By:	/s/ Rami S. Ramadan
President, Chief Executive Officer and
Chief Financial Officer
(Principal Executive and Financial Officer)