Form 10-Q
period 2015-09-30
TRANS WORLD CORP
filed 2015-11-10
CIK 914577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of outstanding shares of the registrant’s Common Stock, par value $0.001 per share, as of November 9, 2015 was 8,829,011.

TRANS WORLD CORPORATION AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2015

INDEX

PART I — FINANCIAL INFORMATION

i

ITEM 1.                                                FINANCIAL STATEMENTS

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2015 and December 31, 2014

(in thousands, except for share data)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$8,297	$6,589
Prepaid expenses	421	239
Other current assets	604	525

Total current assets	9,322	7,353

PROPERTY AND EQUIPMENT, net	37,522	35,469

OTHER ASSETS:
Goodwill	5,129	5,322
Deposits and other assets	1,536	1,343

Total other assets	6,665	6,665

TOTAL ASSETS	$53,509	$49,487

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Long-term debt, current maturities	$559	$234
Capital lease, current portion	26	51
Accounts payable	533	1,018
Czech gaming tax accrual	1,792	1,795
Foreign income tax accrual	293	63
Accrued expenses and other current liabilities	2,160	2,358

Total current liabilities	5,363	5,519

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	7,851	4,066
Capital lease, less current portion	5	24
Deferred foreign tax liability	280	298

Total long-term liabilities	8,136	4,388

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 4,000,000 shares authorized, none issued
Common stock, $0.001 par value, 20,000,000 shares authorized, 8,821,205 shares in 2015 and 2014, issued and outstanding	9	9
Additional paid-in capital	53,333	52,888
Accumulated other comprehensive income	(1,928)	486
Accumulated deficit	(11,404)	(13,803)

Total stockholders’ equity	40,010	39,580

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$53,509	$49,487

See accompanying notes to condensed consolidated interim financial statements.

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENT

AND COMPREHENSIVE INCOME (LOSS)

Nine and Three Months Ended September 30, 2015 and 2014

(in thousands, except for share and per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$29,786	$28,227	$10,528	$9,687

COSTS AND EXPENSES:
Cost of revenues	15,392	15,134	5,449	5,118
Depreciation and amortization	1,345	1,218	504	402
Selling, general and administrative	9,671	9,094	3,004	3,021
	26,408	25,446	8,957	8,541
INCOME FROM OPERATIONS, before other income (expense) and foreign income taxes	3,378	2,781	1,571	1,146

OTHER INCOME (EXPENSE):
Interest expense	(140)	(13)	(69)	(9)
Other income	149

INCOME BEFORE FOREIGN INCOME TAXES	3,387	2,768	1,502	1,137

FOREIGN INCOME TAXES	(988)	(767)	(336)	(269)

NET INCOME	2,399	2,001	1,166	868

Other comprehensive income (loss), foreign currency translation adjustments, net of tax of $0	(2,414)	(3,629)	146	(3,230)

COMPREHENSIVE INCOME (LOSS)	$(15)	$(1,628)	$1,312	$(2,362)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	8,821,205	8,811,991	8,821,205	8,816,571
Diluted	9,258,313	9,116,988	9,257,917	9,124,206

EARNINGS PER COMMON SHARE:
Basic	$0.27	$0.23	$0.13	$0.10
Diluted	$0.26	$0.22	$0.13	$0.10

See accompanying notes to condensed consolidated interim financial statements.

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2015 and 2014

(in thousands)

	Nine Months Ended September 30,
	2015	2014
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,399	$2,001
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from assets disposal	(1)
Gain on bargain purchase of Hotel Columbus	(149)
Depreciation and amortization	1,345	1,218
Stock options expense	44
Deferred board fees	51	25
Changes in operating assets and liabilities:
Prepaid expenses	(150)	(133)
Prepaid foreign income tax		105
Other current assets	(147)	(268)
Deposits and other assets	(264)	(261)
Accounts payable	(444)	12
Czech gaming tax accrual	105	(99)
Foreign income tax accrual	231	(663)
Accrued expenses and other current liabilities	233	565
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,253	2,502

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(434)	(745)
Acquisition of Hotel Columbus		(7,721)
Cash payment to seller for acquisition of Hotel Freizeit Auefeld	(275)
NET CASH USED IN INVESTING ACTIVITIES	(709)	(8,466)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sparkasse Seligenstadt Loan		4,859
Principal payments on Hotel Freizeit Auefeld’s seller loan	(88)
Principal payments on Hotel Freizeit Auefeld’s bank loans	(56)
Principal payments on Sparkasse Seligenstadt loan	(169)	(26)
Principal payments on Ceska municipal loan		(178)
Share buyback under the Stock Repurchase Program		(2)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(313)	4,653

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(523)	(481)

NET INCREASE (DECREASE) IN CASH	1,708	(1,792)

CASH:
Beginning of period	6,589	6,284

End of period	$8,297	$4,492

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$140	$13
Cash paid during the period for foreign income taxes	$754	$1,466

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Deferred compensation to be paid in common stock	$350	$221
Assumption of Sparkasse Hann. Münden loans for Hotel Freizeit Auefeld	$2,220	$
Seller loan received in connection with acquisition of Hotel Freizeit Auefeld	$2,455	$
Purchase price of Hotel Freizeit Auefeld	$4,950	$

See accompanying notes to condensed consolidated interim financial statements.

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(All financial figures in thousands, except for exchange rate and share data)

1.              Basis of Presentation and Consolidation.

The accompanying unaudited condensed consolidated interim financial statements of Trans World Corporation and Subsidiaries (collectively, the “Company,” “TWC,” “we,” “our” or “us”) as of September 30, 2015 and December 31, 2014 and for the nine and three months ended September 30, 2015 and 2014 are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP” or “GAAP”), and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”) and Regulation S-X.  Pursuant to these instructions, certain financial information and footnote disclosures normally included in such consolidated financial statements have been condensed or omitted.  In presenting the condensed consolidated interim financial statements, management makes estimates and assumptions that affect the amounts reported and related disclosures.  Estimates by their nature are based on judgment and available information.  Accordingly, actual results could differ from those estimates.  All intercompany balances and transactions have been eliminated in consolidation.

These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the nine and three months ended September 30, 2015 are not necessarily indicative of the results that may occur for the year ending December 31, 2015.

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

The Company owns and operates three casinos in the CZ, all under the registered brand American Chance Casinos (“ACC”). The Ceska casino (“Ceska”), located in the town of Ceska Kubice, in the western part of the CZ, close to the German border, currently has 15 gaming tables and 100 slot machines.  The Route 55 casino (“Route 55”), located in Dolni Dvoriste, in the southern part of the CZ, close to the Austrian border, currently has 23 gaming tables and 138 slot machines. The Route 59 casino (“Route 59”) is located in Hate, near Znojmo, also in the southern part of the CZ, close to the Austrian border, and currently has 21 gaming tables and 144 slot machines.

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

On September 10, 2014, TWC, through its Czech subsidiary, TWH&E, acquired all of the partnership interests of a private family partnership that owned the Hotel Columbus, a four-star 117-room hotel (the “Hotel Columbus”) located

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(All financial figures in thousands, except for exchange rate and share data)

in Seligenstadt, near Frankfurt, Germany.  The Hotel Columbus features five meeting rooms, a restaurant and separate breakfast room, each with its own kitchen, two bars, a 32-space parking garage and 27 surface lot parking places, including a satellite parking area located across the street from the Hotel.  Hotel Columbus was acquired, in part, with a local 15-year commercial bank loan from Bank Sparkasse Langen-Seligenstadt (the “Sparkasse Seligenstadt Loan”), of €3,600, or $4,032 at the September 30, 2015 exchange rate, with a fixed interest rate of 3.1% for the first ten years, to be followed by a prevailing market-based fixed interest rate for this type of loan for the remaining term of the loan. See also Note 5 “Purchase Price Allocation” below for more details.

On June 16, 2015, TWHG acquired 100% of the partnership interests in the general partner and limited partner that owned the Hotel Freizeit Auefeld, a 93-room four-star hotel with extensive meeting space and recreational amenities located in Hannoversch Münden (“Hann. Münden”), Germany.  The hotel  features three food and beverage outlets, ten meeting rooms, an adjoining 13,000 square foot event hall, and an adjoining tennis complex with four indoor courts; several additional recreation areas; an independent townhouse comprised of one four-room and one six-room apartment.  See Note 6 “Acquisition and Purchase Price Allocation — Hotel Freizeit Auefeld” below for more details.

3.              Commitments and Contingencies.

Lease Obligations - The Company is obligated under one operating lease, averaging approximately $9 per month, with a 2.0% annual rent escalation, for its US corporate office space, expiring in March 2020.  Additionally, TWC is also committed in a remaining 69-year ground lease in connection with the newly acquired Hotel Freizeit Auefeld, that has an annual lease payment of €26, or approximately $29.  Future aggregate minimum annual rental payments under these leases for the next five years are as follows:

Twelve Months Ending September 30,
2016	$125
2017	$127
2018	$129
2019	$131
2020	$107

The Company is also obligated under a number of five-year, video slot machine equipment operating leases, the projected costs of which are not included in the table above due to fluctuating inventory, expiring over staggered years, which provide for a monthly fixed rental fee per slot machine, and an option for replacement with different/newer machines during the term of the lease.  In the third quarter of 2015, the Company’s slot machine equipment lease expense was $582 versus $651 in the comparable quarter in 2014, while in the nine months ending September 30, 2015, the Company’s equipment lease expense was $1,740 as compared with $1,992 in the comparable period in 2014.  All slot leases can be terminated at any time, subject to an early-termination penalty equal to three-month lease payments for each terminated slot machine lease.

Employment Agreements - The Company’s employment agreement with its Chief Executive Officer (“CEO”), Mr. Rami S. Ramadan, absent the intervention of either party by September 30th of each year, will renew automatically for another calendar year, currently ending December 31, 2016.  In addition to a perpetually renewable employment term of one year absent the intervention of either party, the agreement provides for annual compensation, plus participation in the Company’s benefits programs and equity incentive plans.  As of September 30, 2015, the Company is contractually obligated to pay an aggregate of approximately $563, which includes the annual base salary for the remaining three months of 2015 and the annual base salary for the full year of 2016.

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

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(All financial figures in thousands, except for exchange rate and share data)

2015 Profit Sharing Plan - The 2015 Profit Sharing Plan (“PSP”) was recommended by the Compensation Committee of the Board and approved by the Board of Directors on January 30, 2015.  The 2015 Profit Sharing Plan permits eligible key management employees (“KME”) to share in the profits of the Company.  The profit sharing plan provides for an incentive payout, the pool amount of which is based on 15.0% of the Company’s earned consolidated annual income before taxes.  This pool is to be distributed according to the percentage of each KME’s annual salary as a ratio to the total of all salaries of participating KMEs.  As of September 30, 2015 and 2014, TWC had accrued $580 and $720, respectively toward the PSP pool.  Each KME is required, pursuant to the 2015 Profit Sharing Plan, to defer 50% of his or her annual profit sharing award, if attained, into the Deferred Compensation Plan.

2015 Individual Performance Plan - The 2015 Individual Performance Plan (“2015 IPP”) was recommended by the Compensation Committee of the Board and approved by the Board of Directors on March 27, 2015.  The individual performance plan provides for incentive payout, based on each KME’s personal performance throughout the operating year, relative to pre-set performance criteria.  The 2015 IPP bonuses will be incurred and paid in 2016.

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

In the CZ, the Company is subject to an overall flat gaming tax (the “Gaming Tax”) of 20.0% on all live game and slot revenues.  The Company is also subject to an applicable 19% corporate income tax on adjusted Czech net income, as defined by the Czech Republic taxing authorities.  Additionally, we are also subject to a per slot, per diem tax, payable along with the Gaming Tax.  The Gaming Tax is payable by the 25th day following the end of each quarter, while the corporate income tax is payable by June 30th of the subsequent year, and, estimated quarterly income tax payments. (See also Note 4(l) “Czech Gaming Taxes” and Note 4(m) “Income Taxes” below).

Legal Proceedings - The Company is sometimes subject to various contingencies, the resolutions of which, its management believes, will not have a material adverse effect on the Company’s consolidated financial position or results of operations.  TWC was not involved in any material litigation as of September 30, 2015, or through the date of this filing.

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(All financial figures in thousands, except for exchange rate and share data)

4.              Summary of Selected Significant Accounting Policies.

(a)         Cash and Cash Equivalents -  Cash and cash equivalents are comprised of cash on hand; current balances with banks and similar institutions; and term deposits of three months or less with banks and similar institutions.  The carrying amounts of cash at banks and on hand and term bank deposits approximate their fair values.

(b)         Revenue Recognition - Casino revenue is defined as the net win from gaming activities, which is the difference between gaming wagers and the amount paid out to wagering patrons, and is recognized on the day it is earned.  Revenues generated from casino ancillary services, which includes room rentals, sales of food, beverage, cigarettes, spa services, and casino logo merchandise, are recognized at the time the related services are performed or goods sold.  Room revenue for the nine months ended September 30, 2015 represented 7.5% of consolidated total revenue.  Food and beverage (“F&B”) revenues represented approximately 5.3% and 2.8% of consolidated total revenue for the nine months ended September 30, 2015 and 2014, respectively.

(c)          Business Acquisitions - Assets acquired and liabilities assumed in business combinations are recorded on the Company’s consolidated balance sheets as of the respective acquisition dates based upon their estimated fair values at such dates.  The results of operations of businesses acquired by the Company have been included in the consolidated statements of income since their respective dates of acquisition.  In certain circumstances, the purchase price allocations may be based upon preliminary estimates and assumptions (See Note 5). Accordingly, the allocations are subject to revision until the Company receives final information and other analyses during the measurement period which ends a year after the date of acquisition.

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

(e)          Earnings per Share - Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share incorporate the dilutive effect of Common Stock equivalents on an average basis during the period. The Company’s Common Stock equivalents currently include stock options, warrants, restricted stock, and deferred compensation stock. Thus, unexercised stock options to purchase up to 635,000 and 520,450 shares as of September 30, 2015 and 2014, respectively, were included in the computation of diluted earnings per common share, if such unexercised stock options were “in-the-money” and vested. Restricted stock to purchase up to an aggregate of 75,000 shares as of September 30, 2015 and 2014 were also respectively included, if they were “in-the-money” and vested.  Warrants to purchase up to 75,000 shares as of September 30, 2014 were also included if they were “in-the-money,” but were not included in 2015 as they had expired in November 2014.  In addition, 436,712 and 301,391 issuable shares, as of September 30, 2015 and 2014, respectively, under the Company’s Deferred Compensation Plan were also included in the computation.

The Company has not paid dividends on its Common Stock since inception.  Our stock repurchase program expired in November 2014.

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(All financial figures in thousands, except for exchange rate and share data)

A table illustrating the impact of dilution on earnings per share, based on the treasury stock method, is presented below:

	(UNAUDITED)
	For the Nine Months Ended		For the Three Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Basic Earnings Per Share:
Net income	$2,399	$2,001	$1,166	$868

Weighted average common shares	8,821,205	8,811,991	8,821,205	8,816,571

Basic earnings per share	$0.27	$0.23	$0.13	$0.10

Diluted Earnings Per Share:
Net income	$2,399	$2,001	$1,166	$868

Weighted average common shares	8,821,205	8,811,991	8,821,205	8,816,571

Addition due to the effect of dilutive securities using the treasury stock method:
Stock options, restricted stock and warrants	396	3,606		6,244
Stock issuable under the Deferred Compensation Plan	436,712	301,391	436,712	301,391

Dilutive potential weighted average common shares	9,258,313	9,116,988	9,257,917	9,124,206

Diluted earnings per share	$0.26	$0.22	$0.13	$0.10

(f)           Goodwill - Goodwill represents the excess of the cost of the Company’s subsidiaries over the fair value of their net assets at the date of acquisition.  In the CZ, this consisted of the Ceska casino and a parcel of land in Hate (upon a portion of which the Route 59 Casino and Hotel Savannah are situated). In Germany, it consists of the newly acquired Hotel Freizeit Auefeld.  Goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. Goodwill impairment tests require the Company to first assess qualitative factors, which include macroeconomic conditions, financial performance, and industry and market considerations, to determine whether it is necessary to perform a two-step quantitative goodwill impairment test.  TWC assesses the potential impairment of goodwill annually (as of September 30th) and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Upon completion of such review, if impairment is found to have occurred, a corresponding charge to earnings will be recorded.  In light of the recent acquisition of German assets, TWC’s allocation of its Czech goodwill over two geographical reporting units, which are components of the casino segment, have been renamed and classified as the “Pilsen reporting unit” (“PRU”), which consists of the Ceska casino, and the “South Moravia reporting unit” (“SMRU”), which consists of the land in Hate. The German goodwill is derived from the newly-acquired Hotel Freizeit Auefeld, and is represented by the “Lower Saxony reporting unit” (“LSRU”).  There were no indicators of impairment present during the third quarter of 2015 for the Czech reporting units, nor for the recently acquired asset, Hotel Freizeit Auefeld, the assets’ fair value of which have been estimated as of the acquisition date (See Note 6 “Acquisition and Purchase Price Allocation — Hotel Freizeit Auefeld” below); therefore, TWC determined that there was no impairment of goodwill at September 30, 2015.

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

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(All financial figures in thousands, except for exchange rate and share data)

(g)          Property and Equipment - Property and equipment is stated at cost less accumulated depreciation and amortization.  TWC capitalizes the cost of improvements that extend the life of the asset and expenses maintenance and repair costs as incurred.  The Company provides for depreciation and amortization using the straight-line method over the following estimated useful lives:

Asset	Estimated Useful Life

Buildings	20-50 years
Furniture, fixtures and equipment	3-12 years
Leasehold improvements	5-20 years

At September 30, 2015 and December 31, 2014, property and equipment consisted of the following:

	As of September 30, 2015	As of December 31, 2014
	(unaudited)

Land	$2,889	$3,148
Building and improvements	35,502	33,480
Furniture, fixtures and other equipment	11,844	10,940
	50,235	47,568
Less accumulated depreciation and amortization	(12,713)	(12,099)

	$37,522	$35,469

(h)         Impairment of Long-lived Assets - The Company periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may be recoverable.  If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived assets, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists.  If an asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value. An estimate of the asset’s fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. The Company reports an asset to be disposed of at the lower of its carrying value or its estimated net realizable market value.  There were no indicators of impairment for long-lived assets for the nine months ending September 30, 2015 and 2014.

(i)             Foreign Currency Translation - The Company complies with requirements for reporting foreign currency translation, which require that for foreign subsidiaries whose functional currency is the local foreign currency, balance sheet accounts are translated at exchange rates in effect at the end of the period and resulting translation adjustments are included in “accumulated other comprehensive income (loss).”  Statement of income accounts are translated by applying monthly averages of daily exchange rates on the respective monthly local statement of operations accounts for the period.

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(All financial figures in thousands, except for exchange rate and share data)

The impact of foreign currency translation on goodwill is presented below:

	Goodwill
	Pilsen			South-Moravia			Lower Saxony
As of September 30, 2015 (in thousands, except FX)	reporting unit			reporting unit			reporting unit			Total

Balance in USD ($)		$3,042	(1)		$537	(1)		$129			$3,708
Balance in EUR (€)								€117			€117

Foreign Exchange Rate (“FX”)	33.883			33.883			27.245
Balance in CZK (Kč)	Kč	103,072	(2)	Kč	18,195	(2)	Kč	3,180	(3)	Kč	124,447

Applicable FX (4)	24.266			24.266			24.266
Balance at September 30, 2015		$4,248			$750			$131			$5,129

Net cumulative change to goodwill due to foreign currency translation		$1,206			$213			$2			$1,421

(1)         Goodwill was amortized over 15 years until the Company started to comply with revised GAAP requirements, as of January 1, 2002.

This balance represents the remaining, unamortized goodwill, after an impairment charge was taken prior to January 1, 2003.

(2)         USD residual balance translated to CZK at June 30, 1998, the date of acquisition of such assets, with the date of acquisition CZK to USD FX rate of 33.883.

(3)         Provisional EUR balance translated to CZK at June 1, 2015, the date of acquisition of the Hotel Freizeit, with the date of acquisition CZK to EUR FX rate of 27.245.

(4)         FX central bank foreign exchange rates taken from www.CNB.CZ.

(j)            Stock-based Compensation - The Company accounts for stock options and warrants using the modified prospective method in accordance with accounting and disclosure requirements for compensation-stock compensation.  Under this method, compensation costs include the estimated grant date fair value of the awards amortized over the options’ vesting period.  The Company currently utilizes the Black-Scholes option pricing model to measure the fair value of stock options granted to certain KMEs.  Stock-based compensation was approximately $15 and $0 for the three months ended September 30, 2015 and 2014, respectively, and was approximately $44 and $0 for the nine-month periods ended September 30, 2015 and 2014, respectively, and is included in selling, general and administrative expenses in the consolidated statements of income.

(k)         Comprehensive Income (Loss) — The Company complies with requirements for reporting comprehensive income (loss).  Those requirements establish rules for reporting and display of comprehensive income and loss and their components.  Except for the Company’s change in the foreign currency translation adjustments to be included in other comprehensive income (loss), there were no other components of the Company’s comprehensive income (loss) in the nine and three months ended September 30, 2015 and 2014.

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

TWC was current on all of its Czech gaming tax payments at September 30, 2015 and through the date of this report.

TWC’s gaming-related taxes and fees, which are recognized in the cost of revenues, for the nine and three months ended September 30, 2015 and 2014 are summarized in the following table:

	(UNAUDITED)
	For the Nine Months Ended		For the Three Months Ended
	2015	2014	2015	2014

Live-game and slot revenues (gaming revenues)	$24,932	$25,262	$8,542	$8,409
Gaming taxes on gaming revenues	$5,213	$5,312	$1,787	$1,767
Gaming taxes as % of gaming revenues	20.9%	21.0%	20.9%	21.0%

In conformity with the European Union (“EU”) taxation legislation, the Czech Republic’s VAT has gradually increased from 5%, when that country joined the EU in 2004, to 21%, the effective rate since 2013.  Unlike in other industries, VATs are not recoverable for gaming operations.  The recoverable VAT under the Hotel Savannah, Hotel Columbus and Hotel Freizeit Auefeld was not material for the nine and three months ended September 30, 2015 and 2014, respectively.

(m)     Income Taxes — The Company complies with accounting and reporting requirements with respect to accounting for U.S. federal and foreign income taxes, which require an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and the tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized. In accordance with GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. This guidance also provides

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(All financial figures in thousands, except for exchange rate and share data)

directions on thresholds, measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different entities.  However, management’s conclusions regarding this guidance may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.  The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of and for the nine and three months ended September 30, 2015 and 2014, respectively. The Company is subject to income tax examinations by major taxing authorities for all tax years since 2011.

The Company incurred an estimated foreign income tax expense of $988 and $767 for the nine months ended September 30, 2015 and 2014, respectively.  There were no income tax liabilities from the hotel segment.  The Czech Republic has an applicable corporate income tax of 19%, while Germany has an applicable corporate income tax rate of 30%.  Estimated Czech corporate income tax payments are required to be paid quarterly.  TWC was current on all of its tax payments at September 30, 2015 and through the date of this report.

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

In June 2014, the FASB issued guidance on stock compensation that requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  As such, the performance target should not be reflected in estimating the grant-date fair value of the award.  The guidance is effective for reporting periods beginning after December 15, 2015, with early adoption permitted.  The Company is evaluating the potential impacts of adopting the new guidance on its existing stock-based compensation plans.

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

In January 2015, the FASB issued an update on the treatment of extraordinary and unusual items. This update eliminates the concept of extraordinary items and the related income statement presentation of such items. The provisions of this guidance are effective for reporting periods beginning after December 15, 2015. The Company is reviewing the updated standard for adoption and does not expect this updated standard to have a material impact on the Company’s consolidated financial statements.

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

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(All financial figures in thousands, except for exchange rate and share data)

5.              Purchase Price Allocation — Hotel Columbus.

The Company accounts for its Hotel Columbus acquisition under the acquisition method of accounting as indicated in FASB ASC 805, Business Combinations, which requires the acquiring entity in a business combination to recognize the fair value of all assets acquired, liabilities assumed, and establishes the acquisition date as the fair value measurement point. Accordingly, the Company identified and recorded assets acquired and liabilities assumed in this business combination, based on fair value estimates as of the date of acquisition (agreed to be as of September 1, 2014).  The purchase price allocation process requires an analysis and valuation of acquired assets, which included fixed assets, technologies, customer contracts and relationships, trade names and liabilities assumed, including contractual commitments and legal contingencies.  Based on an asset evaluation performed by an independent, certified appraiser, the Company determined that there was no material fair values in the technologies, customer contracts and relationships and trade names in the acquisition of the Hotel Columbus and that the acquisition was considered a “bargain purchase,” for which the fair value of the net assets acquired exceeded the price paid for the acquisition.  Thus, the excess value of €132, or approximately $149, was recognized as a gain in Other Income in the Company’s consolidated income statement for the three and nine months ended September 30, 2015.  ASC 805 also requires that prior to recognizing the gain, the acquirer must reassess whether it has correctly identified all of the assets acquired and liabilities assumed and recognize any additional assets or liabilities that result from that review.  TWC has reviewed the measurement procedures used in valuing the assets acquired and liabilities assumed and determined that all assets and liabilities have been correctly identified and recognized.

Thus, the Company allocated the fair value of all acquired assets, before depreciation, as follows:

Purchase Price Allocation	Fair Value Estimate at Acquisition Date	Final Fair Value at Acquisition Date	Final Fair Value at Acquisition Date	Net Book Value at September 30, 2015

Cash	€2,100	€2,100	$2,700	$2,352
Bank loan (Sparkasse)	3,600	3,600	4,700	4,032
Total purchase price consideration	5,700	5,700	7,400	6,384
Gain		132	149	149
Total	€5,700	€5,832	$7,549	$6,533
Fair value assigned to assets acquired:
Land	€647	€591	$770	$662
Buildings	4,460	4,446	5,744	4,980
Property & equipment	593	785	1,020	879
Inventory		10	15	12
Net Assets	€5,700	€5,832	$7,549	$6,533

6.              Acquisition and Purchase Price Allocation — Hotel Freizeit Auefeld.

On June 16, 2015, TWHG, the wholly-owned, German subsidiary of TWC, which also owns the Hotel Columbus, acquired 100% of the partnership interests in the general partner and limited partner that owned the Hotel Freizeit Auefeld, a 93-room hotel with extensive meeting space and recreational amenities located in Hann. Münden, Germany, for a purchase price of €4,500, or approximately $4,950 at the acquisition date.  Although the transaction closed, and TWHG acquired the Hotel Freizeit Auefeld on June 16, 2015, the purchase agreement stipulated the effective acquisition date was to be retroactive to June 1, 2015, which had no impact on the purchase price.  The assets acquired by TWHG include: the hotel building and its contents, three food and beverage outlets, ten meeting rooms; an adjoining 13,000 square foot event hall, an adjoining tennis complex with four indoor courts, several

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(All financial figures in thousands, except for exchange rate and share data)

additional recreation areas, an independent townhouse comprised of one four-room and one six-room apartment, and the ground lease rights to the land upon which all of the hotel’s assets stand, the lease for which includes both a right of first refusal buyout and lease renewal options for an additional 70 years, to year 2154, in favor of TWHG.  The current ground lease expires on March 1, 2084.  Hotel Freizeit Auefeld was built in 1991 and expanded with new facilities in 2001.

Hotel Freizeit Auefeld, a full-service lodging property, caters to both business and leisure travelers.  The total acquisition cost was approximately €4,851, or approximately $5,336 at the acquisition date, including the 5.0% real estate transfer taxes of approximately €184, or approximately $202, on the estimated fair value of the buildings, applicable in the German State of Lower Saxony, and €167, or approximately $184, in closing costs and bank processing fees.  The acquisition was funded by a cash payment of €250, or approximately $275, and financed by TWC’s assumption of local bank loans from Bank Sparkasse Hann. Münden (“Sparkasse Hann. Münden Loan”), comprised of five loans aggregating €2,018, or approximately $2,220, with an average fixed interest rate of 4.94%, and by a seller-financed loan of €2,232, or approximately $2,455.   The assumed bank debt will convert in November 2015 to a single loan with the same lender, at a bank agreed-upon terms of 2.99% annual interest, fixed for 10 years, and amortized over 15 years, while the seller loan has terms of 3.0% annual fixed interest and will be amortize over 10 years, with a no-interest first two-month grace period.

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

Pending finalization of the Company’s review of the fair value of assets acquired and liabilities assumed, the Company allocated initial fair value of all acquired assets, before depreciation, as follows:

Purchase Price Allocation	At Acquisition Date	At Acquisition Date

Cash	€250	$275
Bank loan (Sparkasse)	2,018	2,220
Seller loan	2,232	2,455
Total purchase price consideration	€4,500	$4,950

Provisional amounts assigned to assets acquired:
Buildings	€3,680	$4,048
Property & equipment	649	714
Intangibles	52	57
Goodwill	119	131
Estimated fair value of assets acquired	€4,500	$4,950

The estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed.  The Company believes that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the Company is waiting for additional information necessary to finalize those fair values.  Therefore, the provisional measurements of fair value reflected are subject to change and such changes could be significant.  The Company expects to finalize the valuation and complete the purchase price allocation on or before June 1, 2016.

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

7.              Segment Information.

Effective since the acquisition of the Hotel Columbus as of September 1, 2014, the Company recognized two reporting segments (a casino segment and a hotel segment) and corporate (which, for accounting purposes, is not considered to be a separate “segment”).  The casino segment is entirely in the Czech Republic, while the hotel segment is comprised of two hotels in Germany.  There are no internal transactions between our reporting segments.  The Hotel Columbus and Hotel Freizeit Auefeld are reported under the hotel segment and the Hotel Savannah and Spa, as part of the Route 59 Complex, is reported under the casino segment.

Below is a presentation of the reporting segments:

Operations by Segment

	Three Months Ended September 30, 2015				Three Months Ended September 30, 2014
	Casino	Hotel	Corporate	Consolidated	Casino	Hotel	Corporate	Consolidated

Total revenues	$9,369	$1,159	$—	$10,528	$9,385	$302	$—	$9,687
Costs and expenses:
Cost of revenues	(4,786)	(663)		(5,449)	(5,019)	(99)		(5,118)
Depreciation and amortization	(334)	(168)	(2)	(504)	(361)	(39)	(2)	(402)
Selling, general and administrative	(1,776)	(517)	(711)	(3,004)	(2,001)	(108)	(912)	(3,021)
Interest expense	(1)	(68)		(69)	(1)	(8)		(9)
Total costs and expenses	(6,897)	(1,416)	(713)	(9,026)	(7,382)	(254)	(914)	(8,550)

Income (loss) before foreign income taxes	2,472	(257)	(713)	1,502	2,003	48	(914)	1,137

Foreign income taxes	(336)			(336)	(269)			(269)

Net income (loss)	$2,136	$(257)	$(713)	$1,166	$1,734	$48	$(914)	$868

	Nine Months Ended September 30, 2015				Nine Months Ended September 30, 2014
	Casino	Hotel	Corporate	Consolidated	Casino	Hotel	Corporate	Consolidated

Total revenues	$27,241	$2,545	$—	$29,786	$27,925	$302	$—	$28,227
Costs and expenses:
Cost of revenues	(14,080)	(1,312)		(15,392)	(15,035)	(99)		(15,134)
Depreciation and amortization	(991)	(348)	(6)	(1,345)	(1,173)	(39)	(6)	(1,218)
Selling, general and administrative	(5,640)	(1,124)	(2,907)	(9,671)	(5,873)	(108)	(3,113)	(9,094)
Interest expense	(2)	(138)		(140)	(5)	(8)		(13)
Other income	—	149		149		—		—
Total costs and expenses	(20,713)	(2,773)	(2,913)	(26,399)	(22,086)	(254)	(3,119)	(25,459)

Income (loss) before foreign income taxes	6,528	(228)	(2,913)	3,387	5,839	48	(3,119)	2,768

Foreign income taxes	(988)			(988)	(767)			(767)

Net income (loss)	$5,540	$(228)	$(2,913)	$2,399	$5,072	$48	$(3,119)	$2,001

Selected Balance Sheet Data by Segment

	At September 30, 2015				At December 31, 2014
	Casino	Hotel	Corporate	Consolidated	Casino	Hotel	Corporate	Consolidated

Property and equipment, net	$25,375	$11,348	$799	$37,522	$27,418	$7,208	$843	$35,469
Goodwill (allocated)	4,998	131		5,129	5,322			5,322
Other assets, excluding property and equipment and goodwill	8,250	2,021	587	10,858	6,957	1,267	472	8,696
Total Assets	$38,623	$13,500	$1,386	$53,509	$39,697	$8,475	$1,315	$49,487

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

On September 10, 2014, TWC acquired all of the partnership interests of a private family partnership that owned the Hotel Columbus, a four-star 117-room hotel (the “Hotel Columbus”) located in Seligenstadt, Germany, near Frankfurt.  Although the transaction closed, and TWH&E acquired the Hotel Columbus on September 10, 2014, the signing parties agreed to set the acquisition date retroactive to September 1, 2014, which had no impact on the purchase price.  The purchase agreement called for the cash purchase by TWC of all of the partnership interests subject to a finalization of the purchase price allocation that was completed as of June 30, 2015 (see also Note 5 of the Notes to the Condensed Consolidated Interim Financial Statements above).

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

The condensed consolidated balance sheet totals of the Company’s foreign subsidiaries at September 30, 2015 and December 31, 2014 were converted to USDs using the Czech central bank exchange rates, as reported at www.cnb.cz, and for information only, the USD to EUR interbank exchange rates, as reported at www.oanda.com, both of which are depicted in the following table:

As of	USD	CZK	EUR
September 30, 2015	$1.00	24.2660Kč	€0.8893
December 31, 2014	$1.00	22.7853Kč	€0.8226

The depreciation of the EUR currency versus the USD through the first nine months of 2015 and a corresponding decline in value of the CZK to the USD has materially negatively affected the Company’s operating results, as reported in USD.  For example: the nine-month average of daily CZK exchange rates to the USD of 20.277 for first nine months of 2014 and 24.564 for the first nine months of 2015 reflect a 21.1% USD currency appreciation.  Nevertheless, the negative impact of the foreign exchange fluctuations was partially offset by the revenue improvement the Company achieved in the first nine months of 2015.  The depreciation of the daily exchange rate of the CZK from December 31, 2014 of 22.7853 to September 30, 2015’s daily rate of 24.2260 was 6.3% and reduced our consolidated balance sheet at September 30, 2015, as presented in USD.

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

Review of the Condensed Consolidated Interim Results of the Company:

Three Months Ended September 30, 2015 and 2014:

	Three Months Ended September 30,
(in thousands)	2015	2014	Variance $	Variance %
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues, by reporting segment:
Casino	$9,369	$9,385	$(16)	-0.2%
Hotel	1,159	302	857	283.7%
Total revenue	10,528	9,687	841	8.7%

Operating expenses:
Casino	4,786	5,019	(233)	-4.6%
Hotel	663	99	564	569.7%
General and administrative	2,293	2,109	184	8.7%
Corporate expenses	711	912	(201)	-22.0%
Depreciation and amortization	504	402	102	25.4%
Total operating expenses	8,957	8,541	416	4.9%

Operating income	1,571	1,146	425	37.1%

Interest expense	(69)	(9)	(60)	666.7%

Income before foreign income tax	1,502	1,137	365	32.1%

Foreign income taxes	(336)	(269)	(67)	24.9%

Net income	$1,166	$868	$298	34.3%

For the quarter ended September 30, 2015, we generated total revenue of approximately $10.5 million, a 8.7% increase, or $841,000, from the approximate $9.7 million from for the same quarter a year ago, resulting from the additional revenue from our hotel segment, which included only one month’s revenue from the Hotel Columbus in the quarter ended September 30, 2014.  Similar to the first six months of this year, the reduction in casino revenues in the third quarter of 2015, when compared with the prior year comparable quarter, resulted from the impact of the strength of USD, which represented an average of 14.5% in currency appreciation, together with the precipitous devaluation of the EUR currency versus the USD.  The casino revenue was supported by double-digit increases in consolidated attendance and slot revenues, when compared to the prior year quarter.  This business improvement was in part due to the continued high level of customer service provided to our patrons, which had also helped our casino operations achieved similar high results in the preceding two quarters, compared with the same periods in 2014.

For the third quarter of 2015, our hotel segment, compared of Hotel Columbus and Hotel Freizeit Auefeld, generated a combined total revenue of approximately $1.2 million, of which approximately 33.5% was from food and beverage (“F&B”) operations.  The hotel segment achieved a consolidated occupancy of 50.4% with an ADR of $72.50.

Casino operating expenses were down by $233,000, or 4.6%, largely due to lower payroll-related expenses and complimentary F&B expenses.

General and administrative expenses were up $184,000, or 8.7%, mainly as a result of higher marketing-related expenses in the casino segment as well as to expenses incurred by Hotel Columbus and Hotel Freizeit Auefeld, which were acquired in September 2014 and June 2015, respectively and for the Hotel Freizeit Auefeld part did not exist in the prior year comparable quarter.

Corporate expenses were down by $201,000, or 22.0%, when compared with the same quarter last year, mainly resulting from a lower expenses for the annual profit sharing plan at this time this year.

Depreciation and amortization expense increased by $102,000, or 25.4%, resulting from the addition of assets, resulting from the acquisition of the two German hotels.

Operating income rose by $425,000, or 37.1%, largely due to the incremental hotel revenue that did not exist a year ago this period.

The interest expense of $69,000 for the third quarter of 2015 was from bank loans with Bank Sparkasse Seligenstadt and Bank Sparkasse Hann. Münden, used to secure the acquisitions of Hotel Columbus and Hotel Freizeit Auefeld, respectively.  The interest in 2014 was from capital leases.

Our foreign income tax provision of $336,000 was for the casino segment only.  There was no income tax liability for the hotel segment.

In sum, the negative effect of the weaker foreign exchange on net income was partially offset by the incremental income resulting from the revenue increase the Company achieved in the third quarter.  The additional income earned from the hotel segment contributed to a net income of approximately $1.2 million in 2015, a 34.3% increase over the same quarter in 2014.

Unlike in U.S.-based casinos, visitors to our casinos are required, by Czech law, to “check in” at the entrance reception desk, by presenting acceptable forms of picture identification, which effectively permits the Company to track the frequency of their visits and, to a limited extent, the duration of each visit.   As an incentive to gaming activity, we provide complimentary drinks and a free food buffet to all of our playing guests.  In addition to these general amenities, we also issue different classes of “loyalty” cards to customers who spend relatively longer periods of time playing. These cards entitle the holder and a set number of the holder’s guests, depending on the card type, to various complimentary benefits.  We also grant certain other privileges to our VIP players, at each local casino management’s discretion, such as opening a private gaming table, or extending the casino’s operating hours, and/or providing free room/hotel accommodations.  These loyalty cards are granted based on the frequency of the players’ visits and the aggregate total drop for a pre-determined number of visits.  The complimentary F&B, hotel accommodations and other player-related costs were recognized in our gaming departmental expenses, included in the casino operating expenses, which totaled approximately $603,000 or 6.9% of gaming departmental revenues for the three months ended September 30, 2015, versus $641,000 or 7.3% of gaming departmental revenues for the comparable period in 2014.  General gifts and giveaways, which were also recognized in our gaming department, excluding VIP personal gifts, represented $192,000 or 2.2% of gaming departmental revenues for the same three months in 2015, compared with $190,000 or 2.2% of gaming departmental revenues for the comparable period in 2014.

The VIP personal gifts, which consist primarily of granted player loyalty points, were booked as special promotion expenses in the marketing department (in selling, general and administrative costs), and totaled approximately $22,000 for the third quarter in 2015, versus $7,000 for the same quarter a year ago.

Nine Months Ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
(in thousands)	2015	2014	Variance $	Variance %
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues, by reporting segment:
Casino	$27,241	$27,925	$(684)	-2.4%
Hotel	2,545	302	2,243	742.7%
Total revenue	29,786	28,227	1,559	5.5%

Operating expenses:
Casino	14,080	15,035	(955)	-6.4%
Hotel	1,312	99	1,213	1225.3%
General and administrative	6,764	5,981	783	13.1%
Corporate expenses	2,907	3,113	(206)	-6.6%
Depreciation and amortization	1,345	1,218	127	10.4%
Total operating expenses	26,408	25,446	962	3.8%

Operating income	3,378	2,781	597	21.5%

Interest expense	(140)	(13)	(127)	976.9%
Other income	149	—	149	100.0%

Income before foreign income tax	3,387	2,768	619	22.4%

Foreign income taxes	(988)	(767)	(221)	28.8%

Net income	$2,399	$2,001	$398	19.9%

For the nine months ended September 30, 2015, our total revenue increased to approximately $29.8 million, a approximately $1.6 million increase, or 5.5%, from $28.2 million for the same nine-month period ended September 30, 2014, principally due to the $2.2 million increase generated from our hotel segment.  Live game and slot attendances were both up in double-digits at our casinos.  Although slot revenue increased by 7.5% for the nine-month period, it was not sufficient to offset the lower live game revenue, which resulted from the higher proportion of live game losses to our regular players and drove down our WP by 1.9 percentage points.  The increase in slot revenue was attributable to a combination of the effectiveness of our player loyalty programs, high customer service levels and popular internal promotional events.  The negative effect of the foreign exchange decline was partially offset by the local revenue improvement the Company achieved in each of the three successive quarters of 2015.

Our hotel segment generated $2.5 million in total revenue, of which 34.6% was from F&B revenues.  The hotel segment also achieved a consolidated occupancy of 48.1% with an ADR of $76.13.

Our casino operating expenses were down $955,000, or 6.4%, largely from lower payroll-related expenses and revenue-driven gaming taxes.

General and administrative expenses increased by $783,000, or 13.1%, mainly due to expenses incurred by Hotel Columbus and Hotel Freizeit Auefeld, which partially did not exist a year ago, and to Hotel Freizeit Auefeld acquisition-related expenses, which notably included a reserve for real estate transfer tax of €184,000, or $202,000 and approximately €167,000, or $184,000, in related closing costs and bank fees.

Corporate expenses decreased by $206,000, or 6.6%, partially from a lower Profit Sharing Plan expenses at the end of the third quarter, when compared with the same period a year ago.

Depreciation and amortization expense increased by $127,000, or 10.4%, primarily from the addition of hotel assets.

Operating income climbed by $597,000, or 21.5%, in large part due to the revenue from our hotel segment.

The interest expense of $140,000 for the nine-month period ended September 30, 2015 was attributable to the bank loans with Bank Sparkasse Seligenstadt and Bank Sparkasse Hann. Münden, used to secure the acquisitions of Hotel Columbus and Hotel Freizeit Auefeld, respectively.  The interest in 2014 was from capital leases and the one-month of non-cash interest paid on our Ceska Municipal loan that was paid off in January 2014.

Other income of $149,000 represented the one-time gain from the bargain purchase of Hotel Columbus.  (See Note 5 of the Notes to the Condensed Consolidated Interim Financial Statements).

Our foreign income tax provision of $988,000 included a credit adjustment of approximately $10,000 for over-estimated taxes.  There were no tax liabilities from the hotel segment.

We achieved a net income of approximately $2.4 million for the nine-month period ended September 30, 2015, which was a 19.9% improvement on the $2.0 million earned a year ago this period.

The complimentary F&B, hotel accommodations and other player-related costs totaled $1.8 million or 7.0% of gaming departmental revenues for the nine months ended September 30, 2015, versus approximately $1.9 million or 7.2% of gaming departmental revenues for the comparable period in 2014.  General gifts and giveaways, excluding VIP personal gifts, represented $550,000 or 2.1% of gaming departmental revenues for the same nine-month period in 2015, compared with $528,000 or 2.0% of gaming departmental revenues for the comparable period in 2014.

The VIP personal gifts, consisting primarily of granted player loyalty points, were booked as special promotion expenses in the marketing department (in selling, general and administrative costs), and totaled approximately $72,000 for the nine-month period in 2015, versus $37,000 for the same period a year ago.  The increase was due to the higher volume of play by VIP players in this year.

Our Operating Facilities:

Our free-standing casinos each offer free parking, a restaurant, lounge areas and multiple bars.

Ceska

Our Ceska Casino, which has been re-themed in connection with an expansion and renovation project that began at the beginning of 2013 and ended at March 31, 2014, now has a Frank Lloyd-Wright-inspired organic modern theme.  As of September 30, 2015, Ceska had 15 gaming tables, including seven card tables, seven roulette tables, and a 10-position, Slingshot, multi-win roulette table.  The casino also features 100 video slot machines.  In addition to the games, Ceska also offers five luxurious hotel-like guest rooms, which, when not used as courtesy accommodations for our valuable players and guests, can be rented to paying overnight guests.  The address of our Ceska casino is Ceska Kubice 64, Ceska Kubice 345 32, in the Pilsen region of the Czech Republic.

Route 59

As of September 30, 2015, our Route 59 Casino, which has a New Orleans in the 1920’s theme, operated 21 gaming tables, consisting of ten card tables, ten roulette tables, and a 16-position, Slingshot multi-win roulette table, as well as 144 video slot machines, 18 of which were added in April 2015.  Route 59 Casino is connected to the Hotel Savannah via a wide public-area corridor, to permit easier access between the two operations.  Route 59 is located at 199 American Way, Hate-Chvalovice, Znojmo 669 02, in the South Moravia region of the Czech Republic.

Route 55

Our Route 55 Casino features a Miami Beach “Streamline Moderne” style, reminiscent of Miami Beach in the early 1950’s.  As of September 30, 2015, the two-story casino offered 23 tables, including 12 card tables, 10 roulette tables, a 16-position, Slingshot multi-win roulette table, as well as 138 video slot machines.  On the mezzanine level, the casino offers an Italian restaurant, an open buffet area, a VIP lounge, a VIP gaming room equipped with four gaming tables, which are included in the 23 table count, and three luxurious hotel-like guest rooms, similar to the five guest rooms at Ceska.  Route 55 is located at Grenzubergang Wullowitz, Dolni Dvoriste 382 72, in the South Bohemia region of the Czech Republic.

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

Hotel Columbus

In September 2014, we acquired a four-star 117-room hotel, Hotel Columbus, located in the suburbs of Seligenstadt, Germany, about a 20-minute, equidistant drive from Frankfurt city center and the Frankfurt International Airport.  Hotel Columbus was constructed in 2001 and was operated profitably, at the time of purchase, by a private family, primarily as a hotel for business travelers.  Hotel Columbus currently has 99 single rooms and 18 double rooms.  It also features six meeting rooms, a spacious restaurant and separate breakfast room, each with its own kitchen, two bars, a 37-place parking garage and 22 surface lot parking places.  Hotel Columbus is located at Am Reitpfad 4, 63500 Seligenstadt, in the State of Hesse, Germany.

Hotel Freizeit Auefeld

In June 2015, we acquired our newest hotel, a four-star 93-room hotel, Hotel Freizeit Auefeld, located in Hann. Münden, Germany.  Hotel Freizeit Auefeld, which was built in 1991 and expanded with new facilities in 2001, was selected for acquisition by the Company because of its location, approximately two hours driving time from our Hotel Columbus, allowing TWC to employ one hotel director to manage both properties. The Hotel is the only full-service lodging property in the local area, and therefore has a broad target market, as it caters to both business and leisure travelers to the region.  The hotel features three F&B outlets, ten meeting rooms; an adjoining 13,000 square foot event hall, an adjoining tennis complex with three indoor courts, several additional recreation areas, and an independent townhouse comprised of one four-room unit and one six-room unit.  The ground lease rights, upon which all of the hotel’s assets stand, currently expires on March 1, 2084. The lease for which includes both a right of first refusal buyout and renewal options in favor of TWC.  TWC believes that the addition of this hotel will further contribute the Company’s profitability and diversification goals.  Hotel Freizeit Auefeld is located at Hallenbadstrasse 33, 34346 Hann. Münden, in the State of Lower Saxony, Germany.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2015, we had a working capital surplus of approximately $4.0 million, an increase of $2.1 million, from the working capital surplus of approximately $1.8 million at December 31, 2014.  Net cash provided by operating activities for the nine months ended September 30, 2015 was approximately $3.3 million versus $2.5 million for the same prior year period.  The increase in cash provided by operating activities was due in part to stronger net income earned, the increase in foreign income tax and gaming tax accruals, and higher depreciation expense, that, in aggregate, were partially offset by reductions in accounts payable, deposits and other assets, prepaid expenses, and a gain that resulted from the bargain purchase of Hotel Columbus.  Net cash used in investing activities of $709,000 consisted of the €250,000, or $275,000, cash payment, from our excess cash flow from operations, to the seller for the acquisition of the Hotel Freizeit Auefeld and annual capital improvement expenditures for our other properties.  Net cash used in financing activities of $313,000 consisted of the principal payments on the Hotel Columbus’s Bank Sparkasse Seligenstadt loan and on the existing bank loans from Bank Sparkasse Hann. Münden and the Hotel Freizeit Auefeld’s seller loan.  The assets acquired from Hotel Freizeit Auefeld acquisition were largely financed by non-cash investments and financing.

We are obligated under various contractual commitments over the next five years.  We have no off-balance sheet arrangements.  The following is a five-year summary of our commitments as of September 30, 2015:

(in thousands)		Less than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	Thereafter
Long-term, secured debt, foreign (1)	$8,410	$559	$1,160	$1,232	$5,459
Slot machine leases (2)	8,880	1,776	3,552	3,552
Operating and other capital leases (3)	505	122	203	180
Ground lease (4)	1,991	29	58	58	1,846
Employment agreement (5)	790	677	113

Total contractual obligations	$20,576	$3,163	$5,086	$5,022	$7,305

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

(3)        Includes long-term lease for corporate office space and capital leases.

(4)        Represents the remaining 69 years on a 70-year term ground lease, upon which all the hotel assets of the Hotel Freizeit Auefeld stand, with an annual lease payment of €26,078 or $27,770.  The lease expires on March 1, 2084.

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

Long Range Objective

Our operations have been diversified somewhat by the recent acquisitions of two German hotels, lessening, to a small extent at this point in time, our dependence on our primary gaming business in the Czech Republic. Our senior corporate management, several of whom have extensive experience in the hotel industry, have strived to expand and diversify the Company’s operations through the acquisition and/or development of new, complementary non-gaming business units, such as hotels, while continuing to grow the Company’s existing gaming operations in and outside the Czech Republic. We will also seek to acquire, manage or lease new business units that complement our existing operations. Acquisitions will be based on evaluations of the potential returns of projects that arise and, for certain projects, the availability of financing.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4.                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Exchange Act Rule 13a-15(e), which is designed to provide reasonable assurance that information, which is required to be disclosed in our reports filed pursuant to the Exchange Act, is accumulated and communicated to management in a timely manner. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and we are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.  At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including Mr. Ramadan, our CEO and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, Mr. Ramadan concluded that, as of the date of such evaluation, our disclosure controls and procedures were effective.  We made no changes in our internal controls over financial reporting during the third quarter of 2015 that materially affected, or are likely to materially affect, our internal controls over financial reporting.  Further, our management assessed the effectiveness of our internal controls over financial reporting as of September 30, 2015.  Based on this assessment, management believes that, as of September 30, 2015, our internal controls over financial reporting were effective.

PART II - OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

We are often subject to various contingencies, the resolutions of which, our management believes will not have a material adverse effect on our consolidated financial position or results of operations.  We were not involved in any material litigation as of September 30, 2015, or through the date of this filing.

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

ITEM 5.                OTHER INFORMATION

On October 21, 2015, Mr. Thomas C. Mähder, the Company’s Managing Director of Operations in Europe, died suddenly from a heart attack. The Company is, as of the date of this report, working to find a replacement for him.

ITEM 6.                EXHIBITS

Reference is made to the Exhibit Index hereinafter contained.

TRANS WORLD CORPORATION
EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015

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

101

The following financial information from Trans World Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2015, filed with the SEC on November 10, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Income Statement and Comprehensive Income (Loss) for the nine and three-month periods ended September 30, 2015 and 2014 (unaudited), (ii) the Condensed Consolidated Balance Sheets at September 30, 2015 (unaudited) and December 31, 2014, (iii) the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2015 and 2014 (unaudited), and (iv) Unaudited Notes to Condensed Consolidated Interim Financial Statements.*

*Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS WORLD CORPORATION

Date: November 10, 2015	By:	/s/ Rami S. Ramadan
President, Chief Executive Officer and
Chief Financial Officer
(Principal Executive and Financial Officer)