Form 10-K
period 2015-12-31
TRANS WORLD CORP
filed 2016-03-07
CIK 914577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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
Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐  NO ☒

The aggregate market value of the Common Stock of the Registrant held by non-affiliates as of June 30, 2015, based upon the average bid and asked price of $3.00 as reported on the OTC Bulletin Board on that date, was $26,463,615.00.  As of March 4, 2016, there were 8,829,011 shares of Common Stock of the Registrant deemed outstanding.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  YES ☐  NO ☐

Documents incorporated by reference: Portions of the definitive Proxy Statement prepared for the 2016 Annual Meeting of Stockholders are incorporated by reference into Part II and III of this Form 10-K.

TRANS WORLD CORPORATION
FORM 1O-K

i

ii

iii

Forward Looking Statements

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

All references to “$” or “USD” means U.S. dollars, “€” or “EUR” means euros and “Kč” or “CZK” means Czech korunas.  Unless noted otherwise, all USD equivalents of foreign currency amounts are converted at the year-end, December 31, 2015 exchange rates.

Item 1.  Business.

General Development of Business

Trans World Corporation (hereinafter referred to as “we,” “us,” the “Company,” or “TWC” or terms of similar import) was organized as a Nevada corporation in October 1993 for the acquisition, development and management of gambling establishments, to the extent permitted by applicable local laws, featuring live and mechanized gaming, including video gaming devices such as video poker machines, primarily in Louisiana.

In 1998, we revised our operating strategy by shifting our focus to the casino market in Europe.  Furthermore, as a means of diversification of our business, we have also expanded our growth strategy to develop and/or acquire small-to-mid-size hotels of 80-250 rooms located in or near key metropolitan and resort areas of Europe, which may also include gambling operations.

Today, we own and operate three full-service casinos and three four-star hotels.

Our casinos are all in the Czech Republic, located in Ceska Kubice (“Ceska”), Hate (“Route 59”), and Dolni Dvoriste (“Route 55”). The Czech casinos, which conduct business under our registered brand name, American Chance Casinos (“ACC”), are situated at border locations and draw the majority of their customers from Germany and Austria.

Our hotels include the Hotel Savannah and Spa, a 77-room, four-star deluxe hotel, located in Hate, Czech Republic; the Hotel Columbus, a 117-room, four-star property located in Seligenstadt, Germany; and the Hotel Freizeit Auefeld, a 93-room four-star hotel located in Hann Münden, Germany.

Two of our units, the Hotel Savannah and Spa and the Route 59 casino, operate as complementary businesses and are referred to jointly herein as the “Route 59 Complex.”  In addition to the gaming area, guest rooms, and spa, which is operated by an independent contractor, the complex features eight banquet halls for meetings and special events as well as two full-service restaurants and two bars.

ACC’s operating strategy centers on differentiating its products and services from its direct competitors.  Each of the casinos has a distinctive design theme, portraying recognizable historical American cultural periods: the Frank Lloyd-Wright-inspired “Organic Modern” in the 1930’s theme for Ceska; the New Orleans in the 1920’s design for Route 59; and the Miami Beach “Streamline Moderne” in the early 1950’s design for Route 55. Management has strived to create gambling environments with casual and exciting atmospheres, emphasizing entertainment, state-of-the-art equipment, and professionalism.

Effective November 28, 2013, in order to reflect the Company’s industry diversification, we changed the name of our primary Czech operating subsidiary, American Chance Casinos a.s., to “Trans World Hotels & Entertainment, a.s.” (“TWH&E”), while continuing to operate our casinos under the ACC brand, without interruption.  Effective January 1, 2014, in the final stage of consolidation, Trans World Hotels k.s., which owned the Hotel Savannah and the Spa, was merged into TWH&E.

On September 10, 2014, TWH&E, through its wholly-owned German subsidiary, Trans World Hotels Germany GmbH (“TWHG”), acquired all of the partnership interests of a private family partnership that owned the Hotel Columbus, a four-star, 117-room hotel located in Seligenstadt, near Frankfurt, Germany, for a purchase price of €5.7 million or approximately $6.9 million at the acquisition date, excluding transfer taxes and closing costs. The Hotel Columbus features five meeting rooms, a restaurant and separate breakfast room, each with its own kitchen, two bars, a 32-space parking garage and 43 surface lot parking places, including a satellite parking area located across the street from the hotel.

On June 16, 2015, TWHG acquired 100% of the partnership interests of the general partner and limited partner that owned Hotel Freizeit Auefeld, a 93-room hotel with extensive meeting space and recreational amenities located in Hannoversch Münden (“Hann. Münden”), Germany, for a purchase price of €4.5 million, or approximately $4.95 million at the acquisition date.  The assets acquired by TWHG included: the hotel building and its contents, three food and beverage outlets, ten meeting rooms, an adjoining 13,000 square foot event hall, an adjoining tennis complex with four indoor courts, several additional recreation areas, an independent townhouse comprised of one four-room and one six-room apartment, and the ground lease rights to the land upon which all of the hotel’s assets stand, the lease for which expires on March 1, 2084, but includes both a right of first refusal buyout and lease renewal option in favor of TWHG to year 2154.  Hotel Freizeit Auefeld was built in 1991 and was expanded with new facilities in 2001.

TWC’s hotel operating strategy centers on offering both business and leisure travelers attractive facilities, professional service, comfortable accommodations, and a wide range of amenities, including food and beverage services, conference, and recreational facilities.   The Company uses multiple channels to actively market its hotels to both business and leisure travelers.  Further, management strives to foster strong relationships with local businesses and communities, which primarily support the hotels’ food and beverage, conference and banquet, and recreation facilities.

Following the Hotel Columbus acquisition, the Company began to account for two reportable segments: a casino segment and a hotel segment.  The hotel segment is comprised of the Hotel Columbus and Hotel Freizeit Auefeld while the two independent casinos and Route 59 Complex are included in the casino segment.

While our principal executive offices are located in New York City, we have no operating presence in the United States.  Information about our reporting units and geographic areas of operation is incorporated by reference from Note 1 — “Nature of Business” of the Notes to Consolidated Financial Statements, included in this Annual Report in Part II, Item 8.

Corporate Information

Our corporate offices are located at 545 Fifth Avenue, Suite 940, New York, New York 10017, our telephone number is (212) 983-3355, our website is www.transwc.com and the ACC website is www.acc.cz.  Neither website is a part of this Form 10-K.

Description of Business

TWC is engaged in the acquisition, development and management of niche casino operations in Europe, which feature gaming tables and mechanized gaming devices, such as video slot machines, as well as the acquisition, development and management of small-to-mid-size, four-star hotels, which may include casino facilities.  Our recent expansion into the hotel industry is founded on management’s belief that hotels in the small-to-mid-size class are complementary to our casino brand, that opportunities in one of these two industries often lead to, or are tied to, opportunities in the other industry, and that a more diversified portfolio of assets gives us greater stability and makes TWC more attractive to potential investors.  TWC’s top management executives include individuals with extensive experience in both the casino and hotel industries.

Market Overview and Competition

Historically, casinos in Germany and Austria have been characterized by formal atmospheres and a sense of exclusivity.  While this dynamic has changed across Europe over time, ACC was at the forefront of the movement towards more relaxed casino atmospheres.  This, coupled with our emphasis on integrating live entertainment into the gambling experience and creating strong customer loyalty programs, allowed us to become a preferred alternative for many of our patrons.  Further, we have established ACC as a reputable casino company in the Czech Republic through our more than fifteen years of high service standards, consistent professionalism and strict adherence to all local gaming regulations.

As of December 31, 2015, six casinos operate in direct competition with our Ceska casino.  Each of our Route 59 and Route 55 casinos currently has two direct competitors.  Some of these competitors are larger and have financial and/or other resources that are greater than ours.

While we do not consider our gambling business to be seasonal, it is occasionally impacted by extreme weather conditions and major sporting events, such as the FIFA World Cup (“World Cup”) and the UEFA Euro (“Euro Cup,”), which have and can negatively impact attendance at our casinos.  See also Item 1A “Risk Factors — Climate impact.”

We compete for guests based primarily on brand name recognition and reputation, location, customer satisfaction, quality of service, amenities, quality of the gaming experience, quality of our accommodations,  room rates,  security and the ability to earn and redeem loyalty program points.  We believe that increased gambling in other locations in or near the markets areas in which we operate, and the increase in popularity of internet gambling, could create additional competition for us and could adversely affect our casino operations and development plans.  Further, the gaming industry in Eastern Europe faces competition from a variety of sources for discretionary consumer spending, including spectator sports and other entertainment and gaming options. Competitive gambling activities include traditional casinos, video lottery terminals, state-sponsored lotteries and other forms of legalized gaming. Additionally, internet gambling and wagering is growing rapidly and affecting competition in our industry. We anticipate competition in this area will become more intense as new web-based ventures enter the industry.

With respect to our hotel segment, in Germany, our Hotel Columbus has six hotel competitors in the Seligenstadt area and surrounding region that it serves, four of which are privately-owned and two of which are part of German hotel chains.  Our Hotel Freizeit Auefeld is the largest hotel in Hann. Münden and no hotel chains are represented in our market.  However, Hotel Freizeit Auefeld does compete with eight smaller, privately-owned, hotel competitors in the Hann. Münden area.

Owing to our quality product, adherence to high standards of hospitality and customer service, professionalism and strict compliance with all local hotel regulations and governances, we believe that we can compete effectively with these hoteliers.

Costs and Effects of Environmental Compliance

We incurred no material costs or effects due to environmental compliance for the years ended December 31, 2015 and 2014.

Research and Development

The Company does not engage in research and development other than internal market research for general business development, does not account for research expenditures separately under generally accepted accounting principles, and did not incur any separate research and development expense for 2015 or 2014.

Available Information - Internet Access

TWC is a “smaller reporting company” under the rules of the Securities and Exchange Commission (“SEC”). Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge on or through our website (www.transwc.com) as soon as reasonably practicable after we electronically file the material with the SEC. In addition, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers (including the Company) that file electronically with the SEC.

Our Facilities

Ceska — The Ceska casino, which is located approximately one hour’s driving time from Regensburg, Germany, was acquired through a lease in March 1998 in conjunction with the Company’s entry into the casino market in Europe.  On November 23, 2011, TWC purchased the Ceska casino building, associated land and an adjacent outbuilding and related plot from the town of Ceska Kubice, from which TWC had been renting the facilities.  The acquisition allowed us to undertake much needed capital improvements to the building, as competition in the Ceska area has increased dramatically in recent years.  By the end of 2014, we had invested approximately CZK 48.6 million, or $2.1 million, into our expansion and renovation program that gave the Ceska casino a 1930’s Frank Lloyd-Wright-inspired “Organic Modern” theme.  As of February 29, 2016, the two-story Ceska casino offered 15 gaming tables, including six card tables, seven roulette tables, and a 10-position, Slingshot, multi-win roulette table.  The casino also features 100 video slot machines and a dedicated stage area, for live performances.  Amenities also include a separate dining facility and five luxurious hotel guest rooms.  The address of our Ceska casino is Ceska Kubice 64, Ceska Kubice 345 32, Czech Republic.

Route 59 — Located approximately one hour’s driving time from Vienna, Austria, and opened in December 1999, Route 59 was constructed by the Company on land that had been acquired by TWC in conjunction with our entry into the European casino market in 1998.  As of February 29, 2016, our Route 59 casino, which has a New Orleans in the 1920’s theme, operated 23 gaming tables, consisting of 12 card tables, 10 roulette tables, and a 16-position, Slingshot multi-win roulette table, as well as 144 video slot machines.  In January 2016, work commenced on a project to expand the casino’s existing slot area and introduce 32 additional video slot machines.  The slot area expansion project was completed on February 22, 2016.  Route 59 is located at 199 American Way, Hate-Chvalovice, Znojmo 669 02.

Route 55 — Located approximately 45 minutes driving time from Linz, Austria, and opened in December 2004, Route 55 was constructed by the Company on a parcel of land that had been purchased by TWC in April 2002.   The two-story casino features a 1950’s Miami Beach “Streamline Moderne” style.  As of February 29, 2016, Route 55 offered 21 tables, including 10 card tables, 10 roulette tables, a 16-position, Slingshot multi-win roulette table, as well as 138 video slot machines.  On the mezzanine level, the casino offers an Italian restaurant, an open buffet area, and three luxurious hotel guest rooms.  Similar to the five guest rooms at Ceska, these rooms, when not used as free courtesy accommodations for our VIP players and guests, are rented to other customers.  Route 55 is located at Grenzubergang Wullowitz, Dolni Dvoriste 382 72, Czech Republic.

Hotel Savannah - As a complement to our Route 59 gaming operations, in January 2009, we built and opened Hotel Savannah, a 77-room, four-star deluxe hotel, attached to Route 59 by the hotel’s restaurant, on land that had been acquired by TWC in conjunction with our entry into the European casino market in 1998.  In conjunction with opening the hotel, we also launched a full-service spa, the Spa at Hotel Savannah, which is sub-contracted to a local operator who pays TWC a percentage of its gross revenues, and is attached to the hotel.  The Spa features a large, 22 x 8 meter, indoor pool and Ayurvedic therapy facility,.  Hotel Savannah also features eight banquet halls for meetings and events.  The creation of the Route 59 Complex has proven to be of benefit to Route 59 by attracting additional business to the casino, contributing incremental cash, and enhancing the Company’s overall results.

Hotel Columbus — As of September 1, 2014, we acquired the Hotel Columbus, a four-star 117-room hotel, located in Seligenstadt, a town that is approximately 25 minutes equidistant from Frankfurt city center and the Frankfurt International Airport.  Hotel Columbus features five meeting rooms; a restaurant and separate breakfast room, each with its own kitchen; two bars; a 37-space parking garage; and 43 surface lot parking places, including a satellite parking area located across the street from the Hotel.  Hotel Columbus is located at Am Reitpfad 4, 63500 Seligenstadt-Froschhausen, Germany.

Hotel Freizeit Auefeld — As of June 1, 2015, TWHG acquired the Hotel Freizeit Auefeld, a 93-room, four-star hotel with extensive meeting space and recreational amenities located in Hann. Münden, Germany.  The hotel features three food and beverage outlets; ten meeting rooms; an adjoining 13,000 square foot event hall; an adjoining tennis complex with four indoor courts; and several additional recreation areas.  An independent townhouse comprised of one four-room and one six-room apartment was also included in the assets associated with the deal.  Hotel Freizeit Auefeld is located at Hallenbadstrasse 33, 34346 Hann. Münden, Germany.

Our casinos each offer free parking, restaurant and lounge areas, and multiple bars while our hotels each offer free outdoor parking, available garage parking, restaurant and lounge areas, bars, meeting rooms, and in the Hotel Savannah and Hotel Freizeit Auefeld, extensive recreational facilities.  With the exception of the lengthy ground lease for the land on which Hotel Freizeit Auefeld stands, we own the land and buildings that comprise our casino and hotel assets.

Intellectual Property

In the highly competitive gaming and hospitality industries in which we operate, our trade names and logos are important to the success of our business. All of our casinos operate under the trademarked trade name “American Chance Casinos” and feature the radiating crown logo, which we believe has become synonymous in our markets with our reputation for excellence in service, casual fun, international presence and state-of-the-art gaming equipment. In addition, the Hotel Savannah’s flowering tree logo has come to represent luxury and convenience for our overnight guests at our Route 59 Complex. The Company also maintains separate websites for our casinos and three hotels that provide users with updated information, and for the hotels, the ability to make room reservations online.

Long Range Objectives

With the acquisitions of Hotel Columbus and Hotel Freizeit Auefeld in 2014 and 2015 respectively, our current operations consist of three casinos and three hotels, with four units located in Czech Republic and two units located in Germany.  Our recent geographic and industry diversification is consistent with our long-range objective of positioning TWC as an international hotel and casino company.

TWC, the senior management of which is composed of individuals who have extensive experience in both the hotel and casino industries, continues to explore ways to expand the Company’s operations through the acquisition and/or development of complementary gaming and hotel business units, while continuing to maximize the potential of the Company’s existing operations.  Future additions may include stand-alone operations, or complexes with integrated hotel and casino operations, such as the Route 59 Complex.

Marketing and Sales

During the year ended December 31, 2015, we maintained and enhanced our marketing and promotional programs for our casinos, focusing primarily on internal and customer-oriented loyalty reward programs and greater use of social media and digital communication methods.  In 2015, we strove to offer higher-value amenities and more giveaways and also to provide live entertainment, in an ongoing effort to secure and enhance our competitive position in the markets that we serve.  The casinos’ event calendars concentrated on key, player-tested, popular events and holidays, while simultaneously focusing on higher player-incentive games designed to reward existing players with redeemable points via our Player’s Loyalty Program, and thereby promote customer loyalty.  In addition, we continued to be a benefactor in a number of community and social programs during the year as a way to further promote our image and make a positive contribution to the communities in which we operate.  We also continued our popular, cultural-themed and holiday-related parties, which feature live entertainment, raffles and complimentary grand buffets.  Further, we aggressively targeted key cities in our media campaigns, most notably Vienna, Linz and Regensburg and the areas surrounding these cities.  With respect to Hotel Columbus and Hotel Freizeit Auefeld, our newest hotel operations in Germany, we focused our sales efforts on targeting corporate business from the surrounding areas and worked to cultivate existing and new local business relationships.

Regulations and Licensing

We are subject to numerous foreign international, national and local government laws and regulations, including those relating to the operation of a casino business, the operation of our hotel business, the preparation and sale of food and beverages, building and zoning requirements, data privacy and general business license and permit requirements, in the various jurisdictions in which we own and operate our properties.  Our ability to acquire and/or develop new casino and/or hotel properties and to remodel, refurbish or add to existing properties is also dependent on obtaining permits from local authorities.  We are also subject to laws governing our relationships with employees, including minimum wage requirements, overtime, working conditions, hiring and firing, non-discrimination for disabilities and other individual characteristics, work permits and benefit offerings.  Compliance with these various laws and regulations can affect the revenues and profits of the properties we own and could adversely affect our operations.  We believe that our businesses are conducted in material compliance with all applicable laws and regulations.

Our casino operations are also subject to extensive regulation under the laws, rules and regulations of the jurisdictions where each is located. These laws, rules and regulations generally concern the responsibility, financial stability and character of the stockholders, managers, and persons with financial interests in the gaming operations. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions. The Company must also pay gaming and other taxes and conduct its operations so as to maintain its gaming licenses and to maintain its good relations with our regulators that will help us renew our gaming licenses at the appropriate times. Gaming licenses and approvals, once obtained, can be suspended or revoked for a variety of reasons. We cannot assure that we can obtain  all required licenses, renewals and approvals on a timely basis or at all, or that, once obtained, the findings of suitability, licenses and approvals will not be suspended, conditioned, limited or revoked. If we ever are prohibited from operating our casinos or any other property we may own and operate in the future, we would, to the extent permitted by law, seek to recover our investment by selling the property affected, but there are no assurances that we would be able to recover its full value, nor can we assure that future legislative initiatives will not adversely affect our operations.

In 1998, the Czech Republic House of Deputies passed an amendment to the gaming law, which restricted foreign ownership of casino licenses.  In response, we restructured our Czech subsidiaries and legal entities to comply with the amendment and were subsequently granted 10-year gaming licenses or permits, which have since been renewed by the government of the Czech Republic for another 10-year term, expiring in 2018.  These licenses cover all of the casinos we own in the Czech Republic.  The permits are amended each time we add a new operating branch or unit.  The no-cost permits are renewable by application and must be granted as long as the corporate casino operator meets the following conditions: (i) maintenance of the required basic capital, which, in our case, includes a gaming bond of CZK 22 million, or approximately $890,000, for our primary operating subsidiary; (ii) be designated as a public or private stock company (using the Czech abbreviation “a.s.”); (iii) have executive board members of the Czech stock company who do not have criminal records; and (iv) have no overdue taxes.  We have been, and are currently, in full compliance with all such conditions. See also “Taxation,” below.

There can be no assurance that such licenses, approvals or findings of suitability will be obtained or will not be revoked, suspended or conditioned, or that we will be able to obtain the necessary approvals for our future activities.

Iran Sanctions Disclosure

Pursuant to Section 13(r) of the Exchange Act, if during 2015, TWC or any of its affiliates have engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our Annual Report as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, or ITRA. During 2015 and 2014, the Company did not engage in any of the law’s enumerated transactions with Iran or with persons or entities related to Iran.

Taxation

As noted above, we are subject to legislative changes that, at times, result in material adverse effects on our results of operations and financial condition.  Such a change occurred on December 15, 2015 when the President of the Czech Republic signed an amendment to the Gaming Law that increased gaming tax rates payable by all gaming operators, including TWC, effective January 1, 2016 (the “2016 Gaming Tax Amendment”).  (See TWC’s Form 8-K, dated December 21, 2015).  As a result of this amendment, gaming taxes on live game revenues increased from 20% to 23% and gaming taxes on slot revenues increased from 20% to 28%.  In addition, the amendment increased the fee per slot machine per day to CZK 80 (approximately $3.30) from CZK 55 (approximately $2.25). The amendment became law on December 28, 2015, when it was published as Act No. 380/2015 Coll. in the official Collection of Laws, maintained by the Czech Ministry of the Interior.  See also, Part I, Item 1A. “Risk Factors — Potential changes in legislation and regulation of our operations.”

Gaming Taxes

In December 2011, the Czech parliament passed sweeping gaming tax legislation (“2012 Gaming Tax Law”), which took effect on January 1, 2012.  Our Czech gaming operations were subject to the 2012 Gaming Tax Law through the year ended December 31, 2015.  Thereafter, those operations will be subject to the 2016 Gaming Tax Amendment (see below) and thereafter until the law is further revised.  The changes in the gaming tax law are summarized below:

2012 Gaming Tax Law (Effective from January 1, 2012 to December 31, 2015)

Live Games	20% gaming tax from revenue earned from live games (70% of tax paid to the federal government; 30% paid to the local municipality).

Slots	20% gaming tax from revenue earned from slot games (20% of tax paid to the federal government; 80% paid to the local municipality);
CZK 55 (or approximately $2.22) gaming tax per slot machine, per day (paid to the federal government).

Net Income	19% corporate income tax on adjusted net income earned in the Czech Republic, net of exemptions (paid to the federal government).

Gaming taxes are payable by the 25th day following the end of each calendar quarter, while corporate income tax is paid by June 30th of the subsequent year.  Estimated quarterly income tax payments have also been required to be paid since the third quarter of 2013.  TWC was current on all of its Czech tax payments at December 31, 2015 and through the date of this report.

2016 Gaming Tax Amendment (Effective from January 1, 2016)

Live Games	23% gaming tax from revenue earned from live games (70% of tax paid to the federal government; 30% paid to the local municipality).

Slots	28% gaming tax from revenue earned from slot games (20% of tax paid to the federal government; 80% paid to the local municipality);
CZK 80 (or approximately $3.23) gaming tax per slot machine, per day (paid to the federal government).

Net Income	No changes from the 19% corporate income tax noted above.

TWC’s management estimates that, for the year ended December 31, 2016, gaming taxes as a percentage of gaming revenue will increase to approximately 27.7% from 20.9% in 2015, which will have a material adverse effect on the Company’s gaming income before taxes.

TWC’s gaming-related taxes and fees for the years ended December 31, 2015 and 2014 are summarized in the following table:

	For the Year Ended
(amounts in thousands)	2015	2014

Gaming revenues (excl. ancillary revenues)	$35,682	$34,024

Gaming taxes	$7,441	$7,160
Gaming taxes as % of gaming revenues (above)	20.9%	21.0%

Corporate Income Taxes

Effective January 1, 2012, in conjunction with other changes to gaming tax rates, the Czech government instituted an effective corporate income tax, currently 19.0%, on all income, including gaming income, which prior to the law changes were subject only to gaming taxes.  The income tax rate in Germany is 30.0%.  For the year ended December 31, 2015, the Company incurred an estimated net income tax expense of $1.4 million, inclusive of an estimated deferred income tax benefit of $266,000.  The prior year income tax expense of $1.3 million included a previous year estimated income tax credit of $10,000.   We did not incur any corporate income taxes in Germany from our hotel operations for the years ending December 31, 2015 and 2014, due to the losses associated with acquisition-related closing costs incurred in the year of acquisition.

Value Added Taxes

In conformity with the European Union (“EU”) taxation legislation, the Czech Republic’s value added tax (“VAT”) has gradually increased from 5%, when that country joined the EU in 2004, to 21%, the effective rate since 2013.  Unlike in other industries, VATs are not recoverable for gaming operations.  The recoverable VAT under the Hotel Savannah, Hotel Columbus and Hotel Freizeit Auefeld operations was not material for the years ended December 31, 2015 and 2014, respectively.

Our Employees

As of December 31, 2015, we had a total of 552 employees, of which 91 work in Ceska; 166 in Route 59; 155 in Route 55; 45 in Hotel Savannah; 35 in Hotel Columbus; 39 in Hotel Freizeit Auefeld; 16 in our shared services offices, located at our Ceska Casino; and five in the Company’s headquarters in New York.  None of our employees are represented by a union nor are we a party to any labor contract.

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

Regulation and licensing

Our gambling operations are subject to regulation by each federal and local jurisdiction in which we operate. Each of our officers may be subject to strict scrutiny and approval from the gaming commission or other regulatory body of each jurisdiction in which we conduct gambling operations.  Furthermore, the operations of our casinos are contingent upon maintaining all necessary regulatory licenses, permits, approvals, registrations, findings of suitability, orders and authorizations. The laws, regulations and ordinances requiring these licenses, permits and other approvals generally relate to the operations of the casinos, the payment of taxes, the responsibility, financial stability and character of the owners and managers of gambling operations, as well as persons financially interested or involved in gambling operations.  All of our casinos are duly licensed by the Ministry of Finance of the Czech Republic (the “MOF”), and we are subject to ongoing regulation to maintain these operations.

Czech regulatory authorities have broad powers to request detailed financial and other information, to limit, condition, suspend or revoke a registration, gaming license or related approval and to approve changes in our operations. The suspension or revocation of any license which may be granted to us could significantly harm our business, financial condition, results of operations and prospects.  Any change in the laws, regulations or licenses applicable to our business or a violation of any current or future laws or regulations applicable to our business or gaming licenses could require us to make substantial expenditures or could otherwise negatively affect our gambling operations.

Potential changes in legislation and regulation of our operations

Laws and regulations governing the conduct of gambling activities and the obligations of gaming companies in any jurisdiction in which we have or in the future may have gambling operations are subject to change and could impose additional operating, financial or other burdens on the way we conduct our business.

Moreover, legislation to prohibit, limit, or burden our gambling business may be introduced in the future in the Czech Republic or elsewhere where gambling has been legalized. In addition, from time to time, legislators and special interest groups (which may include our competitors) have proposed legislation that would expand, restrict or prevent gambling operations or which may otherwise adversely impact our operations in the jurisdictions in which we operate. Any expansion of gambling or restriction on or prohibition of our gambling operations, increase in gaming taxes, or enactment of other adverse regulatory changes could have a material adverse effect on our business, financial condition, operating results and prospects.

Gaming legislation is introduced in the Czech Parliament from time to time. In October 2014, the MOF, the national governmental authority that regulates gambling in the Czech Republic, introduced proposed legislation that would, if approved, among other things, limit the number of gambling establishments, limit the number of slot machines, shorten license periods, require security bonds for each casino operation by location, limit betting amounts and the amount of losses per hour and per month permitted for players, limit the duration of each individual’s playtime and the pace of certain live games, prohibit the serving of complimentary food, beverage or cigarettes, link slot machines to an MOF database, create an online database of gamblers that is linked to the MOF, and give local municipalities more power over gambling establishments.

In addition to the 2016 Gaming Tax Amendment that became effective on December 28, 2015 for the calendar year 2016 and forward, the MOF has also stated publicly that it is also contemplating the introduction of an additional tax law that could further increase gaming tax rates. The draft law, which is currently under committee review in the Czech parliament, is open to comment by interested parties, review by other government agencies, and review by the European Union.  The proposed legislation is also subject to parliamentary procedure that could include amendments that could materially change the proposal, and amendment and/or ratification in the Czech Senate, all of which could occur in 2016. Because the parameters and effects of this proposed legislation are still speculative, at this point in time, the Company cannot predict what the ultimate statute will contain, whether it will be passed in the Czech Parliament, or whether it will be signed by the Czech President. Therefore, we cannot, as of the date of this report, specifically predict any proposed legislation or its effect on the results of operations or financial condition of the Company.  However, if any or all of this proposed legislation is adopted in its current form, it would have a material adverse effect on our results of operation, financial condition and business prospects.

Taxation of gambling operations

Gambling operators are typically subject to significant taxes, which may increase at any time. Material increases in these taxes or fees would adversely affect our business, results of operations, financial condition and prospects. The Czech Republic currently has a number of laws related to various taxes imposed by governmental authorities. Applicable taxes include VAT, gaming tax, corporate income tax, and payroll (social) taxes.  In December 2011, the Czech government passed sweeping gaming tax legislation that became effective in 2012.  In this new tax law, the government eliminated the “charity contribution tax” scheme and, in lieu of it, changed the existing revenue-based, tiered rate gaming tax structure to a flat 20% gaming tax on all gambling revenues, plus an applicable corporate income tax of 19% on adjusted net income derived from any revenue sources, including gambling.  These tax law changes have negatively and materially impacted our results of operations since 2012.

In December 2015, the Czech government passed an amendment to the gaming tax law which effectively and significantly raised the gaming tax rates.  The amendment is effective for the calendar year 2016 and forward. See also “Gaming Tax” section under “Taxation” above. These tax law changes, together with other legal compliance areas (for example, customs and currency control matters) are subject to review and investigation by a number of different Czech governmental authorities, which are authorized by law to impose fines, penalties and interest charges.  These reviews may create additional tax risks that, if applied to TWC, could have a material adverse effect on our business, results of operations, financial condition and prospects.

General economic trends are unfavorable

The recent worldwide economic downturn in 2009 and the anemic economic growth that followed as well as the current debt and immigrant crises in the EU, had, and may, in the future, continue to have a negative impact on our financial performance.  Lingering adverse conditions in local, regional, national and global markets could negatively impact our operations in the future. During periods of economic contraction like that recently experienced, certain costs can remain fixed or even increase, while revenues decline. The gambling services we provide are similar to other leisure activities in that they depend on personal discretionary expenditures, which are likely to decline during economic downturns. Continued adverse developments affecting economies throughout the world, and particularly in Europe, including a general tightening of the availability of credit, unemployment, deflation, political or economic turmoil, government debt crises, acts of war or terrorism, natural disasters, declining consumer confidence or significant declines in world stock markets could lead to a further reduction in discretionary spending on entertainment and leisure activities, which could adversely affect our business, financial condition, results of operations and prospects.  In some cases, even the perception of an impending economic downturn or the continuation of a recessionary climate can be enough to discourage consumers from spending on leisure activities. We cannot predict at this time what the full effect and extent of a possible global recession and the subsequent extended period of slow-growth in Europe will be on our business, financial condition, or results of operations.

We face significant competition

We operate in the highly competitive gaming industry with a large number of participants, many of which have financial and other resources that are greater than ours. The gaming industry faces competition from a variety of sources for discretionary consumer spending including spectator sports and other entertainment and gaming options, as well as home entertainment alternatives. Competitive gambling activities include traditional casinos, video lottery terminals, internet gaming, sports betting, state-sponsored lotteries and other forms of legalized gaming in the Czech Republic, Germany, Austria and in other jurisdictions.  Moreover, these established gambling jurisdictions could award additional gaming licenses or permit the expansion of existing gambling operations. If additional gaming opportunities become available near our operations, such gaming opportunities could have a material, adverse impact on our business, financial condition, results of operations and prospects.

Additionally, internet gaming and wagering is growing rapidly and is affecting competition in our industry.  Web-based businesses may offer consumers a wide variety of events to wager on, including other games, racetracks and sporting events. Unlike most web-based gaming companies, we pay taxes in the jurisdictions in which we operate and our operations require ongoing capital expenditures for both their continued smooth operations, maintenance, renovation and growth. We could also face significantly greater costs in operating our business compared to these “virtual” internet gaming companies. We cannot offer the same number of gaming options as internet-based gaming companies. Many internet-based gaming companies are located off-shore and avoid regulation under applicable Czech laws. These companies may divert wagering dollars from live wagering venues, such as our casinos. The continued

growth and success of these on-line ventures could have a material, adverse impact on our business, financial condition, results of operations and prospects.

Our principal hotel competitors are other operators of full-service and select-service properties, including other major hospitality chains with well-established and recognized brands.  We also compete against smaller hotel chains and privately owned hotels.  If we are unable to compete successfully, our revenues or profits may decline or our ability to maintain or increase our market share may be diminished.  We compete for guests based primarily on location, customer satisfaction, room rates, quality of service, amenities, and quality of accommodations.  Most of our competitors are larger than we are, based on the number of properties they manage, franchise or own, or based on the number of rooms or geographic locations where they operate.  Many of our competitors also have recognizable brands, participate with online travel merchants and have a large number of members participating in their guest loyalty programs which may enable them to attract more customers and more effectively retain such guests.  Our competitors generally also have greater financial and marketing resources than we do, which could allow them to improve their properties and expand their marketing efforts in ways that could affect our ability to compete for guests effectively.

Fluctuations in currency exchange rates could adversely affect our business

Our facilities in the Czech Republic represent a significant portion of our business, and the revenue generated is generally denominated in EUR and the expenses incurred by these facilities are largely denominated in CZK, while revenues and expenses from our two hotels in Germany are denominated in EUR.  The potential depreciation in the value of either of these currencies against the USD would adversely impact the revenue and operating profit from our operations when translated into USD, which would have a corresponding effect on our consolidated results of operations.  (See also “Item 7A. Quantitative and Qualitative Disclosure about Market Risk — Foreign Currency Exchange Rate Risk”).  We do not currently hedge our exposure to fluctuations of these foreign currencies, and there is no guarantee that we will be able to successfully hedge any future foreign currency exposure, if we subsequently choose to do so in the future.

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

•	increases in cost for healthcare coverage for employees and potential government regulation in respect of health coverage;
•	shortages of labor or labor disruptions;
•	shortages of desirable locations for acquisition or development;
•	unrealistic purchase prices set by sellers; and
•	the ability of third-party internet travel intermediaries to attract customers for our properties.

Any of these factors could limit or reduce the prices we charge for our hospitality products or services, including the rates our properties charge for accommodations. These factors can also increase our costs or affect our ability to develop or acquire new properties or maintain and operate our existing properties. As a result, any of these factors can reduce our profits and limit our opportunities for growth.

Need to diversify

Prior to 2014, all of our operations were primarily located in the Czech Republic.  Therefore, any future adverse legislation in the Czech Republic may have an adverse impact on our Czech operations, financial results, financial condition and prospects.  To counteract this risk, we acquired the Hotel Columbus in Seligenstadt, Germany, in September 2014 and, in June 2015, the Hotel Freizeit Auefeld in Hann. Münden, Germany.  We have earmarked a sizable portion of the Company’s cash reserves for expansion and are currently seeking to develop and/or acquire additional interests in gambling operations and/or hotels in other European countries.  However, there can be no assurance that we will be able to develop or acquire such new operations in the future.

Need for additional financing

Although we have achieved net income for the thirteenth consecutive year, pursuant to our growth strategies, we may require additional debt and/or equity financing for the acquisition and development of new businesses or business units.  We may also need to access the capital markets or otherwise obtain additional funds to finance acquisitions, the continuing maintenance, renovation, or re-theming of currently owned facilities or the development of new operations.  There is no guarantee that we will be able to obtain such financing or funds in the future on favorable terms to us, or at all.

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

International activities

Our operations are completely outside of the United States. Operating internationally involves additional risks including, but not limited to currency exchange rates, different legal or regulatory environments, political and economic risks relating to the stability or predictability of foreign governments, differences in the manner in which different cultures do business, difficulties in staffing and managing foreign operations, differences in financial reporting, operating difficulties, terrorism, different types of criminal threats and other factors. The occurrence of any of these risks, if severe enough, could have a material adverse effect on our financial condition or results of operations.

Climate impact

The operations of our facilities are subject to disruptions or reduced patronage as a result of severe weather conditions, natural disasters and other casualty events, including loss of service due to casualty, forces of nature, mechanical or electrical or telecommunications failure, traffic and road conditions, extended or extraordinary maintenance, flood, wind, snow, ice or other severe weather conditions.  As the majority of our casino clientele travel from German and Austrian border regions by automobile, we are highly dependent on the volume and frequency of these players’ visitations.  Inclement weather conditions on the roads to our casinos can serve to substantially reduce the number of visitations, which occurred in the first and second quarter of 2013.  On the other hand, warm and favorable outdoor weather can also divert players to alternative activities, such as family outings.  The frequency and strength of any of these aforementioned climate conditions could have a material adverse effect on our business, results of operations, and prospects.

Liability insurance

We may not have sufficient insurance coverage in the event of a catastrophic property or casualty loss. We may also suffer disruption of our business in the event of a terrorist attack (at our premises or elsewhere), or other catastrophic property or casualty loss, or be subject to claims by third parties injured or harmed while visiting our locations. While we currently carry adequate general liability insurance and business interruption insurance, such insurance may not be sufficient to cover all losses in such event.

No dividends

We have not paid any dividends to date on our Common Stock.  Currently, our plan is to retain future earnings, if and when generated, for investment in our current operations and for future project developments.  Any future determination to pay dividends will be at the discretion of TWC’s Board of Directors (our “Board”) and will depend on our financial condition, capital requirements, restrictions contained in current or future financing instruments and such other factors as our Board deems relevant.  See the “Dividend” section of Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Dividends.”

Dilutive effect of options, warrants, restricted stock and deferred stock compensation

As of February 29, 2016, there were options outstanding to purchase 665,000 shares of our Common Stock, plus 436,842 shares issuable under the Company’s Deferred Compensation Plan and 75,000 shares of performance-tied restricted stock, which, if all were vested and exercised, would represent 11.8% of the 10,005,853 fully-diluted shares outstanding as of such date.  The issuance of such securities would have a dilutive effect on any earnings per share that we may generate when the earnings per share are evaluated on a fully-diluted basis.

Possible adverse effect of issuance of preferred stock

Our Articles of Incorporation authorize the issuance of 4,000,000 shares of “blank check” preferred stock, with designations, rights and preferences to be determined from time to time by our Board. Accordingly, our Board is empowered, without further stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the dividend rights and/or voting power or other rights of the holders of the Common Stock. In the event of issuance, the preferred stock could be used, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.  Our Board has no current plans to issue any shares of preferred stock. However, there can be no assurance that preferred stock will not be issued at some time in the future.

Failure to maintain the security of personally identifiable and other information, non-compliance with our contractual or other legal obligations regarding such information, or a violation of the Company’s privacy and security policies with respect to such information

In connection with our business, we collect and retain large volumes of certain types of personally-identifiable, financial and other information pertaining to our customers, stockholders and employees. Such information includes, but is not limited to, large volumes of customer identity and credit and payment card information. The legal, regulatory and contractual environment surrounding information security and privacy is constantly evolving and under increasing attack by cyber-criminals in the U.S. and Europe. A significant actual or potential theft, loss, fraudulent use or misuse of customer, employee or our corporate data by cybercrime or otherwise, non-compliance with our contractual or other legal obligations regarding such data, or a violation of our privacy and security policies with respect to such data could adversely impact our reputation, business integrity, and ultimately, our business prospects, and could result in fines, litigation or regulatory action against us.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

A summary of our properties as of February 29, 2016 is presented below in square feet and in square meters:

Property Name	City/Town	Country	Owned/Leased	Square Feet	Square Meters
TWC Corporate Offices	New York	United States	Leased	1,915	178

Ceska (1)	Ceska Kubice	Czech Republic
• Total Plot #1 - Casino & Land			Owned	40,221	3,738
• Casino Building (footprint)				25,426	2,363
• Parking & Landscape				6,596	613
• Vacant Land				8,199	762
• Parking & Landscape			Leased	64,366	5,982
• Staff Housing			Leased	15,871	1,475

Folmova Vacant Land (1)	Folmova	Czech Republic	Owned	210,175	19,533

Route 55 (1)	Dolni Dvoriste	Czech Republic
• Total Plot #1 - Casino & Land			Owned	365,410	33,960
• Casino Building (footprint)				20,315	1,888
• Vacant Land				345,095	32,072
• Total Plot #2 - Vacant Land (total 14,497 m2) (50% owned by Czech Federal State)			50% Owned	77,999	7,249
• Total Plot #3 - Vacant Land			Owned	352,153	32,728
• Parking & Landscape			Owned	176,604	16,413
• Staff Housing I			Leased	4,756	442
• Staff Housing II			Leased	6,155	572

Route 59 Complex (1)	Hate/Znojmo	Czech Republic
• Total Plot #1 - Casino & Land			Owned	476,916	44,323
• Casino Building (footprint)				25,512	2,371
• Parking & Landscape				53,628	4,984
• Vacant Land				397,776	36,968
• Total Plot #2 - Hotel Savannah			Owned	91,923	8,543
• Hotel Building (footprint)				32,463	3,017
• Parking & Landscape				48,700	4,526
• The Spa at the Hotel Savannah (footprint)				10,760	1,000
• Staff Housing			Leased	17,151	1,594

Hotel Columbus (2) (3)	Seligenstadt	Germany
• Total Plot #1 - Hotel & Land			Owned	37,638	3,498
• Hotel Building (footprint)				18,303	1,701
• Parking & Landscape				7,693	715
• Vacant Land				11,642	1,082
• Total Plot #2 - Columbus Parking			Owned	11,298	1,050
• Parking & Landscape				7,532	700
• Vacant Land				3,766	350

Hotel Freizeit Auefeld (2) (4)	Hann. Münden	Germany
• Total Plot #1 - Hotel & Land				306,520	28,487
• Hotel Building - footprint			Owned	38,930	3,618
• Hotel Parking & Landscaping			Leased	220,440	20,487
• Event Hall			Owned	12,912	1,200
• Indoor Tennis			Owned	25,824	2,400
• Townhouse			Owned	3,863	359
• Fitness center			Owned	4,551	423

Total Square Feet/Meters Owned:				1,926,417	179,035
Total Square Feet/Meters under control:				2,341,236	217,587

(1)         Casino segment.

(2)         Hotel segment.

(3)         This property is subject to a mortgage from Bank Sparkasse Langen-Seligenstadt.  See Note 4 of the Notes to the Consolidated Financial Statements, included in this Annual Report in Part II, Item 8.

(4)         TWC owns all buildings and facilities, but all underlying land is leased from the County of Göttingen.  This property is subject to two loans: Bank Sparkasse Hann. Munden bank loan and a seller-carried loan.  See Note 4 of the Notes to the Consolidated Financial Statements, included in this Annual Report in Part II, Item 8.

Our Corporate Offices

Our corporate offices are located at 545 Fifth Avenue, Suite 940, New York, New York, occupying 1,915 square feet of office space pursuant to a five-year lease, expiring in March 2020.

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

In Hate, we own the casino building and a parcel of land upon a portion of which the casino building sits.  On another portion of this land, we constructed and opened Hotel Savannah and the Spa, which are connected to the Route 59 casino, thereby creating the Route 59 Complex.  We opened the hotel on January 14, 2009, and on April 16 of the same year, we held the official launch of Hotel Savannah and the Spa. The combined facilities have become a thriving entertainment complex that has attracted visitors and regular guests and players from the surrounding region.

In April 2002, we acquired a parcel of land in Dolni Dvoriste, Czech Republic.  On this parcel, we constructed what was at the time, our largest casino, Route 55, which was completed and opened in December 2004.

On an annual basis, we also lease accommodations for staff in Ceska Kubice, Hate (Route 59) and in Dolni Dvoriste (Route 55).

Germany

In September 2014, we acquired a four-star 117-room hotel, Hotel Columbus, located in the suburbs of Seligenstadt, Germany, about a 20-minute, equidistant drive from Frankfurt city center and the Frankfurt International Airport.  Hotel Columbus was constructed in 2001 and was operated profitably at the time of purchase by a private family primarily as a business hotel.  Hotel Columbus currently has 99 single rooms and 18 double rooms.  It also features six meeting rooms, a spacious restaurant and separate breakfast room, each with its own kitchen, two bars, a 37-place parking garage and 43 surface lot parking places.

In June 2015, we acquired a 93-room four-star hotel, Hotel Freizeit Auefeld, located in Hann. Münden, Germany.  The hotel includes extensive meeting space and recreational amenities and features three food and beverage outlets, ten meeting rooms, an adjoining 13,000 square foot event hall, and an adjoining tennis complex with four indoor courts; several additional recreation areas; and an independent townhouse comprised of one four-room and one six-room apartment.   The Company owns all the buildings and facilities, but the underlying land is leased from the County of Göttingen.

Item 3. Legal Proceedings.

We may be, from time to time, a party to various legal proceedings and administrative actions, all arising from the ordinary course of business.  We are not currently involved in any material legal proceeding nor were we involved in any material litigation during the year ended December 31, 2015 and through the date of the filing of this report.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is quoted on the Over-The-Counter Markets Group (“OTCQB”) under the symbol “TWOC.”

Return Analysis

The stock performance graph and related information presented below is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act, except to the extent we specifically incorporate it by reference into such a filing.

The following graph illustrates a five-year comparison of cumulative total return performance of our Common Stock from December 31, 2010 through December 31, 2015, and compares it to the cumulative total return of the “NASDAQ Composite” and the “S&P SmallCap 600” indices.   The comparison assumes a $100 investment on December 31, 2010, in our Common Stock and in each of the foregoing indices, and assumes reinvestment of dividends, if any.  We paid no dividends during this period.

The above table is not intended to forecast future performance of our Common Stock.

Market Prices and Liquidity

As of February 29, 2016, our stock price was $2.53.  The following table sets forth the high and low prices of the Company’s Common Stock for fiscal years 2014 and 2015 as quoted on OTCQB. All such quotations reflect inter-dealer prices, without retail mark up, mark down or commission, and may not represent actual transactions.  There is minimal market liquidity for our Common Stock, as 88.6% of the stock was, as of February 29, 2106, held by institutional investors.  Thus, infrequent and minor trades can occur, which typically precipitate wide spreads in the “bid” and “ask” quotes of our Common Stock, on any given day.

Common Stock	High	Low
2014
First Quarter	$3.10	$2.46
Second Quarter	$3.60	$3.00
Third Quarter	$3.35	$3.00
Fourth Quarter	$3.28	$2.80
2015
First Quarter	$3.23	$2.75
Second Quarter	$3.08	$2.62
Third Quarter	$3.00	$2.55
Fourth Quarter	$3.10	$2.52

As of February 29, 2016, there were 8,829,011 outstanding shares of Common Stock held of record by approximately 300 shareholders and outstanding options to purchase an aggregate of 665,000 shares of Common Stock, of which 452,500 are exercisable.  At such date, there were also 75,000 shares of restricted stock, none of which have vested.  In addition, there are 436,842 shares of Common Stock issuable under the Company’s Deferred Compensation Plan at February 29, 2016.

On November 12, 2012, TWC’s board of directors approved a renewable stock repurchase program, in accordance with the retirement method, authorizing the repurchase of up to 500,000 shares of the Company’s Common Stock, over a 12-month period.  The program was allowed to expire on November 12, 2014, its second anniversary.

Dividends

We have not paid any dividends to date on our Common Stock.  Currently, our plan is to retain future earnings, if and when generated, for investment in our current operations and for future project developments.  Any future determination to pay dividends will be at the discretion of our Board and will depend on our financial condition, capital requirements, restrictions contained in current or future financing instruments and such other factors as our Board deems relevant.

Sales of Unregistered Equity Securities — Use of Proceeds from Registered Securities

On August 15, 2014, we issued to each of Mr. Julio E. Heurtematte, Jr. and Mr. Geoffrey B. Baker (the “Former Directors”) 6,985 (or a total of 13,970) authorized but unregistered shares of the Common Stock, plus to each a check for approximately $38 representing the cumulative residual balance of their quarterly deferments. These stock and cash issuances were in full satisfaction of TWC’s obligation (which amounted to an aggregate of approximately $70,000) to them under the Company’s Deferred Compensation Plan, as a result of their separation of service as a director of the Company.

The issuance of the shares of the Company’s Common Stock to the Former Directors was effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act of 1933, as amended (the “Securities Act”) and in Section 4(a)(2) of the Securities Act, based on the following: (a) the Former Directors confirmed to the Company that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) the Former Directors confirmed to the Company that they were acquiring the Common Stock for their personal accounts and not with a view towards distribution or sale thereof; (c) there was no public offering, advertising or general solicitation with respect to the issuance of the Common Stock; (d) the Company instructed its Transfer Agent and Registrar to issue share certificates representing the Common Stock to the Former Directors that contain a legend putting the public on notice that such shares are “restricted securities;” and (e) the Former Directors confirmed in writing to the Company that the shares of Common Stock being issued have not been registered under the Securities Act or any state securities laws, and are “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and the Common Stock can only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.  We did not issue or sell any unregistered equity securities in 2015.

On November 2, 2015, we issued to Mr. Malcolm M.B. Sterrett, a former director, 7,806 shares of the Common Stock, plus a check for $43 representing the cumulative residual balance of his quarterly deferments, resulting from his separation of service as a director pursuant to the terms of the Company’s Deferred Compensation Plan.  These shares were registered under the Company’s Form S-8, which became effective immediately upon its filing on September 18, 2015.  As such shares were issued in lieu of cash for director’s fees, no proceeds were received by TWC.

Item 6. Selected Financial Data.

The selected financial data below has been derived from our audited consolidated financial statements (except for the variance data) and should be read in conjunction with Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K, which provide for a detailed discussion of the accounting policies that we believe require complex and subjective judgments that could potentially affect reported results.  Variances are presented according to the impact to the respective year’s Consolidated Statements of Operations and are unaudited.  Our historical results are not necessarily indicative of the results expected for any future period.

Income statement data:

	Year Ended December 31,
(in thousands)	2015	2014	Variance $	Variance %
			(unaudited)	(unaudited)
Revenues, by department:
Gaming	$37,102	$35,727	$1,375	3.8%
Rooms	2,994	1,534	1,460	95.2%
Food & beverage	1,996	997	999	100.2%
Spa and other departments	132	164	(32)	-19.5%
Other revenue	162	53	109	205.7%
Total revenues	42,386	38,475	3,911	10.2%

Cost of revenues, by department
Gaming	18,820	19,119	(299)	-1.6%
Rooms	1,037	603	434	72.0%
Food & beverage	1,687	841	846	100.6%
Spa and other departments	122	152	(30)	-19.7%
Other costs	81	17	64	376.5%
Total cost of revenues	21,747	20,732	1,015	4.9%

Gross operating profit	20,639	17,743	2,896	16.3%

Overhead expenses:
Marketing, general and administrative	9,625	8,418	1,207	14.3%
Corporate expense	3,842	3,700	142	3.8%
Depreciation and amortization	1,863	1,630	233	14.3%
Total overhead expenses	15,330	13,748	1,582	11.5%

Operating income	5,309	3,995	1,314	32.9%
Interest expense	(206)	(48)	(158)	329.2%
Other income (expense)	149	(1)	150	-15000.0%

Income before foreign income tax	5,252	3,946	1,306	33.1%

Foreign income taxes	(1,394)	(1,308)	(86)	6.6%

Net income	$3,858	$2,638	$1,220	46.2%

Balance sheet data:

	At December 31,
	2015	2014
Total assets	$55,239	$49,487
Total debts	$8,035	$4,300
Stockholders’ equity	$40,169	$39,580

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Information set forth in this discussion and analysis (as well as in other sections of this Form 10-K) contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. The Private Securities Litigation Reform Act of 1995 (the “PSLRA”) provides certain “safe harbor” provisions for forward-looking statements.  All forward-looking statements made in this Annual Report on Form 10-K are made pursuant to the PSLRA. The reader is cautioned that such forward-looking statements are based on information available at the time and/or management’s good faith belief with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements.  Forward-looking statements speak only as of the date the statement was made.  We assume no obligation to update forward-looking information to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information.  Forward-looking statements are typically identified by the use of terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “should,” “will,” and similar words, although some forward-looking statements are expressed differently. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct.  Important factors that could cause actual results to differ materially from expectations include those factors described in Item 1A, “Risk Factors” of this Annual Report on Form 10-K.

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

Performance Measures and Indicators

In discussing the consolidated results of operations, we may use or refer to performance measures and indicators that are common to the gaming industry, such as: (i) total drop, the dollar value of gaming chips purchased in a given period; (ii) drop per head (“DpH”), the per guest average dollar value of gaming chips purchased; (iii) slot revenue per head, the per guest average dollar value of revenue generated in our slot machines; (iv) our net win, the difference between gaming wagers and the amount paid out to patrons; and (v) our win percentage (“WP”), the ratio of net win to total drop, or commonly referred to as “hold percentage.”  We may also use or refer to performance measures and indicators common to the hospitality industry, such as: (i) occupancy rate, the percentage derived from rooms sold to available rooms; (ii) average daily rate (“ADR”), the average of room rental rates paid per day; and (iii) revenue per available room (“RevPAR”), revenue generated per available room.  In this report and in our quarterly and annual earnings release, we may use or refer to another performance measure, earnings before income taxes, depreciation and amortization (“EBITDA”).  All of these measures and indicators are non-GAAP financial measures that we believe provide useful information to investors and potential investors, as well as to others who might be interested in purchasing shares of TWC Common Stock. This belief is based on conversations and meetings our management has had with our investors where the substance of these talks has typically centered on historical and prospective EBITDA measurements. Based on management’s observations, even though the EBITDA and other noted measurements are not “GAAP,” they do enhance investors’ understanding of the Company’s business. In short, these performance measurements give an analytic view of the Company’s operational earnings and EBITDA, in particular, reflects earnings on a cash-basis, excluding the impact of debt obligations, taxes and (non-cash) depreciation and amortization.

Exchange Rates

Due to the fact that the Company’s operations are located principally in two European countries, the Czech Republic and Germany, our financial results are subject to the influence of fluctuations in foreign currency exchange rates.  The revenue generated by our Czech operations is generally denominated in EUR and the majority of the expenses incurred by these facilities are generally denominated in the local currency, the CZK, while both the revenue and expenses from our two German hotels are denominated in EUR.  As our primary reporting subsidiary, TWH&E, is a Czech entity, all revenues and expenses, regardless of sources of origin, including those of the German hotels, are recognized in the Czech currency and translated to USD for reporting purposes.  A substantial change in the value of either the CZK and/or the EUR in relation to each other and/or to the value of the USD would have an impact on the results from our operations when translated into USD.  We do not hedge our foreign currency holdings (see also “Item 7A - Quantitative and Qualitative Disclosures about Market Risk”).

The actual 2015 and 2014 operating results in local currency for the Czech casino units and Hotel Savannah were converted to USD using the average of the daily exchange rates of each month in the reporting periods, while the monthly operating results of the German hotel operation, Hotel Columbus and Hotel Freizeit Auefeld, were converted from EUR to CZK, then converted to USD, using the respective average of the daily exchange rates of each month in the reporting periods.  The monthly average exchange rates for the CZK versus the USD and EUR, respectively, are presented in the following graphical chart.

The balance sheet totals of our foreign subsidiaries at December 31, 2015 were converted to USDs using the prevailing interbank exchange rates, as found at www.oanda.com, which are depicted in the following table.

As Of	USD	CZK	EUR
December 31, 2015	1.00	24.8240	0.9168
December 31, 2014	1.00	22.7853	0.8226

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

We have determined that the following accounting policies and related estimates are critical to the preparation of our Consolidated Financial Statements:

Goodwill

Goodwill represents the excess of the cost of the Company’s subsidiaries over the fair value of their net assets at the date of acquisition.  In the CZ, this consisted of the Ceska casino and a parcel of land in Hate (upon a portion of which the Route 59 Casino and Hotel Savannah are situated).  In Germany, it consists of the newly acquired Hotel Freizeit Auefeld.  Goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test.  Goodwill impairment tests require the Company to first assess qualitative factors, which include macroeconomic conditions, financial performance, and industry and market considerations, to determine whether it is necessary to perform a two-step quantitative goodwill impairment test.  TWC assesses the potential impairment of goodwill annually, as of September 30th, and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Upon completion of such review, if impairment is found to have occurred, a corresponding charge to earnings will be recorded.  In light of the recent acquisition of German assets, TWC’s allocation of its Czech goodwill over two geographical reporting units, which are components of the casino segment, have been renamed and classified as the “Pilsen reporting unit” (“PRU”), which consists of the Ceska casino, and the “South Moravia reporting unit” (“SMRU”), which consists of the land in Hate. The German goodwill is derived from the newly-acquired Hotel Freizeit Auefeld, and is represented by the “Lower Saxony reporting unit” (“LSRU”).

As required, we performed the required annual assessment at September 30, 2015 and 2014, respectively, and determined that goodwill was not impaired in either assessment.  There were no indicators of impairment present during the fourth quarter of 2015 and 2014; therefore we determined that there was no need to perform a goodwill impairment test at December 31, 2015 and 2014.  We expect to perform our next required annual assessment of goodwill during the third quarter of 2016.  (See also the Notes to the Consolidated Financial Statements, included in this Annual Report in Part II, Item 8).

Other Significant Accounting Policies

Our other significant accounting policies are disclosed as follows:

•                  Income Taxes - Note 2 “— Income Taxes” of the Notes to the Consolidated Financial Statements, included in this Annual Report in Part II, Item 8.

•                  Business Acquisitions - Note 2 “— Business Acquisitions” of the Notes to the Consolidated Financial Statements, included in this Annual Report in Part II, Item 8.

Results of Operations

The following discussion and analysis relates to our consolidated financial position and results of operations for the years ended December 31, 2015 and 2014.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

	Year Ended December 31,
(in thousands)	2015	2014	Variance $	Variance %
			(unaudited)	(unaudited)
Revenues, by reporting segment:
Casino	$38,762	$37,556	$1,206	3.2%
Hotel	3,624	919	2,705	294.3%
Total revenue	42,386	38,475	3,911	10.2%

Operating expenses:
Casino	19,839	20,265	(426)	-2.1%
Hotel	1,908	467	1,441	308.6%
General and administrative	9,625	8,418	1,207	14.3%
Corporate expenses	3,842	3,700	142	3.8%
Depreciation and amortization	1,863	1,630	233	14.3%
Total operating expenses	37,077	34,480	2,597	7.5%

Operating income	5,309	3,995	1,314	32.9%

Interest expense	(206)	(48)	(158)	329.2%
Other income	149	(1)	150	15000.0%

Income before foreign income tax	5,252	3,946	1,306	33.1%

Foreign income taxes	(1,394)	(1,308)	(86)	6.6%

Net income	$3,858	$2,638	$1,220	46.2%

For the year ended December 31, 2015, we generated approximately $42.4 million in consolidated total revenues, which was 10.2%, or $3.9 million, higher than that achieved in the previous year, attributable in large part to the full year operation of Hotel Columbus, which was acquired on September 1, 2014 and the partial year of operation, beginning on June 1, 2015, of Hotel Freizeit Auefeld.  The revenue improvements were supported by year-over-year (“YOY”) double-digit increases in both live-game and slot attendances. Although consolidated live game revenue decreased by 10.0%, when compared with the prior year, due primarily to a 22.3% decline in DpH and a 1.4 percentage point (“ppt”) decline in our consolidated WP, when compared to last year, our consolidated slot revenue increased by 13.9% YOY, offsetting the reduction in live game revenue.  The Hotel Savannah and Spa saw a 9.3% YOY decrease in total revenue, mainly from a lower ADR, despite a 1.3 ppt occupancy rate increase.  The reported revenue and ADR decreases were largely due to the strong USD’s effect on foreign exchange rates.  Our hotel segment, which consists of the two German hotels, contributed $3.6 million, or 8.6%, of our consolidated total revenue for 2015.  Despite the negative impact of foreign exchange rate fluctuations over the course of the year on our reported revenues, which was an annualized average of 17.5% from CZK to USD, the strength of the local revenue improvement has largely offset this impact.

The operating expenses of the casino segment decreased by 2.1% over the prior year, largely from lower payroll expenses and gaming equipment rentals, while the operating expenses of the hotel segment in 2015 included the full year’s operation of the Hotel Columbus, which operated only four months in the 2014 calendar year.  Furthermore, the 2015 operating costs of the hotel segment included seven months of operation of the newly-acquired Hotel Freizeit Auefeld, purchased on June 16, 2015.  In 2015, our slot lease expense was $2.3 million versus $2.6 million in 2014 despite a net addition of 24 slot machines on lease, as a result of the impact of foreign exchange translation.

Unlike in U.S.-based casinos, visitors to the TWC’s casinos are required by Czech law to register at the entrance reception by presenting acceptable forms of picture identification, which effectively permits the Company to track the frequency of their visits and, to a limited extent, the duration of each visit.  As an incentive to its players, the Company offers a Premium Club card i.e. a “loyalty” card program, whereby cash-less cards are used by players to earn points (ie. :Loyalty Points”), according to their volume and duration of their play, redeemable for prizes, food and beverage (“F&B”), and/or additional play.  Further, TWC provides complimentary drinks and buffets to all of its casino guests.  In addition to these general amenities, TWC also issues different classes of loyalty cards, depending on the relative level of play time. These loyalty cards entitle the holders and a set number of the holders’ guests to various additional benefits.  These cards are granted based on the frequency of players’ visits and the aggregate total drop for a pre-determined number of visits.  The Company also grants certain other privileges to its VIP players, at the casino management’s discretion, such as ordering free a la carte from our restaurant facilities, opening private gaming tables, extending a casino’s operating hours, and/or providing free hotel or room accommodations.  The complimentary F&B and hotel accommodations costs were recognized in the gaming departmental expenses, which totaled $2.5 million, or 6.9% of gaming revenues, from continuing operations, for the year ended December 31, 2015, versus approximately $2.6 million, or 7.3% of gaming revenues, from continuing operations, a year ago.  General gifts and giveaways, which were also recognized in the gaming department expenses, excluding personal gifts, represented $836,000 or 2.3% of gaming revenues for 2015, compared with $837,000, or 2.4% of gaming revenues, for 2014.

The complimentary year-end personal gifts, mainly consisting of Loyalty Points, were booked as special promotion expenses under marketing department expenses and totaled approximately $103,000 for 2015, versus $60,000 for 2014, with the increase in 2015 being due to a higher number of gifts having been given out.

Our hotel segment’s operating expenses were $1.9 million for 2015, versus $467,000 for the four-month period in 2014 of Hotel Columbus only.

General and administrative expenses increased by 14.3%, or $1.2 million, in part due to higher marketing expenditures and overhead expenses related to the full-year operation of Hotel Columbus and the seven-month operation of Hotel Freizeit Auefeld, which we did not own in 2014.

Corporate expenses were up 3.8%, or $142,000, from the year-ago period, partly due to several factors, including higher insurance premiums, increased board of directors’ fees, and by higher employee incentive-related expenses as a result of significantly better operating results achieved in 2015.

Depreciation expense increased by 14.3%, from the addition of Hotel Freizeit Auefeld in June 2015 and the full year’s depreciation expense of Hotel Columbus.

Interest expense in 2015 comprised of the full year’s interest payments on the loan from Bank Sparkasse Langen-Seligenstadt (the “Sparkasse Seligenstadt Loan”) to acquire Hotel Columbus, and seven months of interest on both the Bank Sparkasse Hann. Münden (the “Sparkasse Hann. Münden Loan”) and a seller-financed loan (the “Seller Loan”) on the Hotel Freizeit Auefeld.  In 2014, it represented four months of interest on the Sparkasse Seligenstadt Loan.

The increase of $86,000, or 6.6%, in foreign income tax, arising solely from our Czech operation, was due largely from a higher taxable income base.  There was no income tax liability incurred from the TWHG entity, the Germany holding company of Hotel Columbus and Hotel Freizeit Auefeld, due to the losses associated with acquisition costs incurred for Hotel Columbus in 2014 and Hotel Freizeit Auefeld in 2015.

Therefore, for the year ended December 31, 2015, we achieved net income of approximately $3.9 million, a $1.2 million, or 46.2%, increase over the prior year’s $2.6 million.

During the past eight years, inflation has not been a major factor that has materially affected the Company’s operating results. We have generally recovered costs associated with any nominal inflation through price adjustments in our food and beverage and hotel room pricing, and in 2016, we expect to continue to apply the same principle uniformly throughout our operations. However, primarily due to competitive market and other economic pressures, any such future increases in costs associated with our casino or hotel operations and maintenance of our properties may not be completely recovered by the Company.

Our Business Units:

Casino Segment

Ceska, Czech Republic

For 2015, Ceska posted a 2.2% total revenue decline versus 2014, despite a 23.5% increase in overall attendance.  The lower revenue was due to a 33.1% decline in players’ DpH, which contributed to a 17.1% reduction in total drop.  Slot revenue increased by 0.9% from the prior year, due to a 23.0% surge in slot attendance.  Operating expenses were down by 6.0% from a year ago, mainly from lower amenity expenses, including free F&B and giveaways, while overhead expenses were up 5.9% to last year, largely due to higher marketing and promotional activities, which were partly offset by lower expenses in repairs and maintenance and utility costs.

Route 55, Czech Republic

In 2015, Route 55’s revenue declined by 3.9% from the previous year, due to a combination of a 13.0% reduction in live games revenue, precipitated by a 2.3 ppt decline in the WP, coupled with a 12.2% decrease in DpH, despite a 11.9% increase in overall attendance.  The continuing shift in its clientele mix from live games toward slots contributed to a 1.3% YOY slot revenue improvement, and is also reflected in the 67.7% slot revenue composition of total revenue, compared with 64.3% in the prior year.  Although operating costs were down 4.3% from a year ago, primarily due to lower revenue-driven gaming taxes and lower amenity expenses, overhead expenses were up by 1.9%, due to higher marketing and promotional expenses.

Route 59, Czech Republic

In 2015, Route 59’s attendance was up by 31.1% from last year, resulting from an aggressive push in the players’ loyalty program, coupled with effective internal promotional activities.  Although live game revenue was down 9.1% to last year, due to a higher proportion of losses to regular players, which in turn contributed to a 2.1 ppt reduction in WP, increase in slot revenue more than compensated for the live game revenue decline, due to slot attendance increase of 28.5%.  Thus, on the strength of slot business gains, total revenue rose by 14.5%.  Operating costs in 2015 were up by 3.4%, when compared to last year, primarily from increases in revenue-driven costs, such as gaming taxes, and to volume-driven costs, such as players’ amenities.  Overhead costs were up by 13.8% due principally to higher marketing and promotional expenses, which were partially offset by lower utility expenses.  The business improvement was also, in part, attributable to the synergic operation of the adjoining Hotel Savannah and the Spa, which supports and enhances the casino operation.

Hotel Savannah and the Spa, Czech Republic

Despite a YOY occupancy improvement of 1.3 ppts, the hotel posted a 9.3% decline in total revenue, as discounted packages reduced ADR by 12.9% when compared with last year.  The reduction in ADR was partly due to the effect of the stronger USD on foreign exchange rates.  A weaker hospitality market in Vienna contributed to reduced corporate travel and meetings in the region where the hotel is located.  As a consequence, operating and overhead expenses were aggressively reduced, by 11.1% and 7.9%, respectively, versus the prior year.  As a result, hotel earnings improved by 32.3% from the year-ago period.  The Hotel Savannah plays a crucial role as part of the Route 59 Complex by helping to attract new and existing players to the casino.

Hotel Segment

Hotel Columbus, Germany

Year 2015 was the first full-year of operation of the hotel, which was acquired on September 1, 2014.  Since the acquisition, we hired a hotel director and have laid the foundation for a more structured organization and operation and have adopted a more aggressive sales strategy.  The hotel is relatively modern and was profitable in 2015, even excluding the one-time credit of approximately $149,000 derived from the bargain purchase of the hotel in 2014 (See Note 13 - “Acquisition and Purchase Price Allocation” of the Notes to the Consolidated Financial Statements, included in this Annual Report in Part II, Item 8). Our management plans to further improve the operation and enhance the hotel’s revenues and profitability in future years, through targeting sales to more local and corporate businesses.

Hotel Freizeit Auefeld, Germany

The acquired hotel began operation as of June 1, 2015, and has undergone some minor physical and operational enhancements to improve the operation.  A soft renovation of all guest rooms (such as linens, curtains, towels, etc.) is expected to be completed by late March 2016, and select public areas, as well as complete renovation of the hotel’s main kitchen, is in process, which will improve the product and drive ADR growth.  As the partial year operation in 2015 included acquisition costs and a real estate transfer tax expense (similar to that paid at Hotel Columbus in 2014) of approximately $206,000, the hotel incurred an operating loss for 2015.  Management expects that the hotel’s renovation will help stimulate business in 2016 and beyond.

Liquidity and Capital Resources

At December 31, 2015, we had a working capital surplus of $4.0 million, compared with a working capital surplus of $1.8 million at December 31, 2014.  We were able to increase our working capital base, through the acquisition of the Hotel Freizeit Auefeld in June 2015, which was primarily funded by a bank loan from Bank Sparkasse and the Seller-Loan.

For the year ended December 31, 2015, our net cash provided by operating activities was $7.2 million, which primarily consisted of approximately $3.9 million from net income; approximately $1.9 million from depreciation and amortization; increases in accrued expenses and other current liabilities aggregating $1.1 million, that included an accrual of $200,000 for the Hotel Freizeit Auefeld real estate transfer tax; increases in foreign income tax and gaming tax accruals of $908,000 and $577,000, respectively, which were partially offset by the reductions in prepaid expenses, other current assets and deposits aggregating $663,000, which includes a security deposit equaling one year’s principal and interest on the Sparkasse Hann. Münden loans, as well as a decrease of $191,000 in accounts payable.

Our net cash used in investing activities totaled $1.2 million, which included a payment of €250,000, or $273,000, to the seller for the acquisition of the Hotel Freizeit Auefeld on June 16, 2015, as well as $944,000 in capital improvements to our properties, partially offset by approximately $5,000 of proceeds from the sale of assets.

Our net cash used in financing activities consisted of principal payments on the Sparkasse Seligenstadt Loan, the Sparkasse Hann. Münden Loan and the Seller Loan, plus payments on capital leases.

We continue to review development and acquisition projects, which, if implemented, may require us to obtain additional debt and/or equity financing.  There is no guarantee that such funds will be available to us at favorable terms or at all, in which case we may decide to reduce or revise our development plans.

We are also obligated under various contractual commitments.  The following is a summary of our contractual commitments over the next five years, as of December 31, 2015:

(in thousands)		Less than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	Thereafter

Long-term, secured debt, foreign (1)	$8,035	$542	$1,135	$1,206	$5,152
Slot machine leases (2)	8,640	1,728	3,456	3,456
Operating and other capital leases (3)	448	119	200	129
Ground lease (4)	1,935	28	57	57	1,793
Employment agreements (5)	677	677
Total contractual obligations	$19,735	$3,094	$4,848	$4,848	$6,945

(1)         On September 9, 2014, the Company received a €3.6 million, or approximately $4.4 million, 15-year, amortized loan granted by a local German bank, Bank Sparkasse Langen-Seligenstadt, to purchase the Hotel Columbus.  The loan terms provide for a fixed interest rate of 3.1% for the first ten years, followed by a prevailing market-based fixed rate for this type of loan for the remainder of the term. On June 16, 2015, as part of the Hotel Freizeit Auefeld acquisition, TWC assumed the hotel’s outstanding five bank loans from Bank Sparkasse Hann. Münden. The assumed bank debt was converted in November 2015 to a single loan of approximately €2.0 million, or approximately $2.2 million, with the same lender, at 2.99% annual interest, fixed for 10 years, and amortized over 15 years.  The Hotel Freizeit Auefeld was acquired also through a seller-financed loan of €2.2 million, or $2.4 million, with terms of 3.0% annual fixed interest, amortized over 10 years, with a no-interest, first two-month grace period. (See also “Note 4 — Long Term Debt” of the Notes to the Consolidated Financial Statements, included in this Annual Report in Part II, Item 8).

(2)         The annual slot lease expenses are estimated, since each slot machine is on a five-year lease with varying term maturity, and can be terminated at any time, with a 3-month payment penalty.  The estimated total cost is based on 378 leased slot machines as of December 31, 2015.

(3)         Includes long-term lease for corporate office space and capital leases.  Our corporate office lease expires March 31, 2020.

(4)         Ground lease rights to the plot of land upon which the Hotel Freizeit Auefeld stands for an additional 70 years, the contract for which includes both right of first refusal buyout and renewal options in favor of TWC, the leaseholder.  The plot is owned by the County of Göttingen and leased to the hotel at a nominal current cost of €26,078 per year.

(5)         Represents the salary obligation under two corporate executives’ employment agreements. (See also Part III, Item 11. “Executive Compensation”).

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

In Germany, in addition to completing the product improvements that are currently underway, we recently implemented a dynamic sales strategy that includes the use of an outside company that provides lead sourcing and sales support as a complement to our in-house team, which we expect to help fuel occupancy growth in 2016 and beyond.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.  TWC does not maintain any instruments in a trading portfolio to offset or to hedge market risk.

Interest Rate Risk

The interest rate on our Hotel Columbus bank debt of $4.3 million at December 31, 2015, represented by the Sparkasse Seligenstadt Loan, is based on a fixed rate of 3.1% per annum, for the first ten years of a 15-year loan term, maturing on September 9, 2029.  The terms of the loan agreement stipulate that the interest rate in the last five remaining years of the term will be based upon the prevailing market-based fixed rate for this type of commercial loan.  The Hotel Freizeit Auefeld was acquired with the assistance of the Sparkasse Hann. Münden Loan and the Seller Loan.  TWC assumed the hotel’s outstanding five bank loans from Sparkasse Hann. Münden. The assumed bank debt was converted in November 2015, as per mutual agreement, to a single loan of approximately €2.0 million, or approximately $2.2 million, with the same lender, at an mutually agreed-upon terms of 2.99% annual interest, fixed for 10 years, and paid over 15 years.  The Hotel Freizeit Auefeld was acquired also through a seller-financed loan of €2.2 million, or $2.4 million, with terms of 3.0% annual fixed interest, amortized over 10 years, with a no-interest first two-month grace period.  Therefore, our interest expense in year 11 could increase as a result of this factor.  However, as we cannot predict with any certainty the long-term direction of the local and national economy of Germany nor the impact of the world economy on interest rates, any movement toward higher interest rates in year 11 could have a material effect on our interest expense.  We would have an interest rate risk exposure upon our remaining principal at that time of approximately $1.4 million for Hotel Columbus and approximately $760,000 for Hotel Freizeit Auefeld.  We have not in the past and do not currently engage in interest-rate swap agreements or other types of interest-rate hedging activities. Our Company’s management evaluates our exposure to market risk by monitoring interest rates in the marketplace to determine the best course of action, if needed.

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

Based on our sensitivity analysis, as of the year ended December 31, 2015, we determined that hypothetical 10% movements in the two functional currencies, the CZK, when converted to the USD, and the EUR, when converted to the CZK, would have resulted in the following changes to our operating results:

•                  A hypothetical 10% strengthening of the USD to the CZK would have decreased our operating results before tax by an approximate $860,000;

•                  A hypothetical 10% weakening of the USD to the CZK would have increased our operating results before tax by an approximate $1.0 million;

•                  A hypothetical 10% strengthening of the EUR to the CZK would have increased our operating results before tax by an approximate $2.9 million; and

•                  A hypothetical 10% weakening of the EUR to the CZK would have decreased our operating results before tax by an approximate $2.9 million.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Trans World Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Trans World Corporation and Subsidiaries (collectively, the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2015.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trans World Corporation and Subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ WithumSmith+Brown PC

Morristown, New Jersey
March 7, 2016

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2015 and 2014

(in thousands, except for share data)

	December 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,674	$6,589
Prepaid expenses	409	239
Other current assets	509	525

Total current assets	11,592	7,353

PROPERTY AND EQUIPMENT, net	37,122	35,469

OTHER ASSETS:
Goodwill	5,016	5,322
Deposits and other assets	1,509	1,343

Total other assets	6,525	6,665

TOTAL ASSETS	$55,239	$49,487

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Long-term debt, current maturities	$542	$234
Capital lease, current portion	22	51
Accounts payable	753	1,018
Czech gaming tax accrual	2,219	1,795
Foreign income tax accrual	957	63
Accrued expenses and other current liabilities	3,052	2,358

Total current liabilities	7,545	5,519

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	7,493	4,066
Capital lease, less current portion		24
Deferred foreign tax liability	32	298

Total long-term liabilities	7,525	4,388

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 4,000,000 shares authorized, none issued
Common stock, $.001 par value, 20,000,000 shares authorized, 8,829,011 shares in 2015 and 8,821,205 shares in 2014, issued and outstanding	9	9
Additional paid-in capital	53,387	52,888
Accumulated other comprehensive income (loss)	(3,282)	486
Accumulated deficit	(9,945)	(13,803)

Total stockholders’ equity	40,169	39,580

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$55,239	$49,487

See accompanying notes to consolidated financial statements

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2015 and 2014
(in thousands, except for share and per share data)

	Year Ended December 31,
	2015	2014

REVENUES	$42,386	$38,475

COSTS AND EXPENSES:

Cost of revenues	21,747	20,732
Depreciation and amortization	1,863	1,630
Selling, general and administrative	13,467	12,118
	37,077	34,480
INCOME FROM OPERATIONS, before other income (expenses) and foreign income taxes	5,309	3,995

OTHER INCOME (EXPENSES):

Interest expense	(206)	(48)
Other income (expense)	149	(1)
	(57)	(49)

INCOME BEFORE FOREIGN INCOME TAXES	5,252	3,946

FOREIGN INCOME TAXES	(1,394)	(1,308)

NET INCOME	3,858	2,638

Other comprehensive loss, foreign currency translation adjustments, net of tax of $0	(3,768)	(5,256)

COMPREHENSIVE INCOME (LOSS)	$90	$(2,618)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	8,822,488	8,814,287
Diluted	9,259,553	9,119,787

EARNINGS PER COMMON SHARE:
Basic	$0.44	$0.30
Diluted	$0.42	$0.29

See accompanying notes to consolidated financial statements.

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2015 and 2014

(in thousands, except for share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances, January 1, 2014	8,810,135	$9	$52,578	$5,742	$(16,441)	$41,888
Deferred board fees to be paid in stock, pursuant to the Deferred Compensation Plan (DCP)			36			36

Deferred employee incentives to be paid in stock, pursuant to the DCP			224			224

Foreign currency translation adjustment, net of tax				(5,256)		(5,256)

Shares buyback under the retirement method, pursuant to TWC Stock Repurchase Program	(3,200)		(10)			(10)

Stock option expense			59			59

Issuance of stock pursuant to DCP	13,970

Stock issued per options exercise	300		1			1

Net income					2,638	2,638
Balances, December 31, 2014	8,821,205	$9	$52,888	$486	$(13,803)	$39,580
Deferred board fees to be paid in stock, pursuant to the DCP			71			71

Deferred employee incentives to be paid in stock, pursuant to the DCP			350			350

Foreign currency translation adjustment, net of tax				(3,768)		(3,768)

Stock option expense			78			78

Issuance of stock pursuant to DCP	7,806

Net income					3,858	3,858
Balances, December 31, 2015	8,829,011	$9	$53,387	$(3,282)	$(9,945)	$40,169

See accompanying notes to consolidated financial statements.

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2015 and 2014

(in thousands)

	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,858	$2,638
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from sale of assets	(5)	(6)
Gain on bargain purchase of Hotel Columbus	(149)
Depreciation and amortization	1,863	1,630
Stock option expense	78	59
Deferred board fees	71	36
Deferred income tax benefit	(266)	(161)
Changes in operating assets and liabilities:
Prepaid expenses	(143)	(36)
Other current assets	(66)	(247)
Deposits and other assets	(431)	(365)
Accounts payable	(191)	549
Czech gaming tax accrual	577	102
Foreign income tax accrual	908	(579)
Accrued expense and other current liabilities	1,137	1,078
NET CASH PROVIDED BY OPERATING ACTIVITIES	7,241	4,698

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(944)	(644)
Investment into Ceska expansion and renovation		(222)
Acquisition of Hotel Columbus		(7,561)
Cash payment to seller for acquisition of Hotel Freizeit Auefeld	(275)
Proceeds from sale of assets	5	14
NET CASH USED IN INVESTING ACTIVITIES	(1,214)	(8,413)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sparkasse Seligenstadt loan		4,813
Principal payments on Hotel Freizeit Auefeld’s seller loan	(135)	(269)
Principal payments on Sparkasse Hann. Münden loans	(84)
Principal payments on Sparkasse Seligenstadt loan	(212)
Capital leases repayment	(29)
Share buyback under the Stock Repurchase Program		(10)
Proceeds from exercise of options		1
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(460)	4,535

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,482)	(515)

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,085	305

CASH AND CASH EQUIVALENTS:
Beginning of year	6,589	6,284

End of year	$10,674	$6,589

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$206	$50
Cash paid during the year for foreign income taxes	$737	$1,094

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Deferred compensation to be paid in common stock	$350	$224
Assumption of Sparkasse Hann. Münden loans for Hotel Freizeit Auefeld	$2,220	$
Seller loan received in connection with acquisition of Hotel Freizeit Auefeld	$2,455	$
Purchase price of Hotel Freizeit Auefeld	$4,950	$

See accompanying notes to consolidated financial statements.

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Figures in thousands, except for statistics and share data)

NOTE 1 - Nature of Business

Trans World Corporation and Subsidiaries (collectively, “TWC” or the “Company”), a Nevada corporation, is primarily engaged in the gambling business in the Czech Republic and recently in the hospitality business in Germany.

The Company owns and operates three casinos in the Czech Republic (“CZ”), all under the American Chance Casinos (“ACC”) brand.  One casino is located in the western part of the CZ, close to the German border, in Ceska Kubice (“Ceska”), which currently has 15 gaming tables and 100 slot machines.  The other two casinos are located in the southern part of the CZ, close to the Austrian border.  The larger of these two, “Route 55,” located in Dolni Dvoriste, has 21 gaming tables and 138 slot machines.  The other casino, “Route 59,” is located in Hate, near Znojmo, and currently has 23 gaming tables and 144 slot machines.  In addition to the Czech casinos, TWC also owns and operates a 77-room, European four-star deluxe hotel, the Hotel Savannah, which is physically connected to our Route 59 casino, and also a full-service spa, the Spa at Savannah (the “Spa”), which is operated by an independent contractor and is attached to the hotel.

On September 10, 2014, TWC acquired Hotel Columbus, a 117-room, four-star hotel, located in Seligenstadt, Germany, near Frankfurt.  Although the transaction closed, and the Company acquired the Hotel Columbus on September 10, 2014, the signing parties agreed to set the acquisition date retroactive to September 1, 2014, which had no impact on the purchase price.

On June 16, 2015, TWC also acquired Hotel Freizeit Auefeld, a 93-room, four-star hotel, located in Hann. Münden, Germany, about a two-hour drive north of Frankfurt.  Although the transaction closed, and the Company acquired the hotel on June 16, 2015, the signing parties agreed to set the acquisition date retroactive to June 1, 2015, which had no impact on the purchase price.

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

All intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents -  Cash and cash equivalents are comprised of cash in hand; current balances with banks and similar institutions; term deposits of three months or less with banks and similar institutions.  The carrying amounts of cash at banks and in-hand and term bank deposits approximate their fair values.

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Figures in thousands, except for statistics and share data)

Property and Equipment - Property and equipment is stated at cost less accumulated depreciation and amortization.  TWC capitalizes the cost of improvements that extend the life of the asset and expenses maintenance and repair costs as incurred.  The Company provides for depreciation and amortization using the straight-line method over the following estimated useful lives:

Asset	Estimated Useful Life

Buildings	30-50 years
Furniture, fixtures and equipment	4-10 years
Leasehold improvements	5-20 years

Goodwill - Goodwill represents the excess of the cost of the Company’s subsidiaries over the fair value of their net assets at the date of acquisition.  In the CZ, this consisted of the Ceska casino and a parcel of land in Hate (upon a portion of which the Route 59 Casino and Hotel Savannah are situated). In Germany, it consists of the newly acquired Hotel Freizeit Auefeld.  In light of the recent acquisition of German assets, TWC’s allocation of its Czech goodwill over two geographical reporting units, which are components of the casino segment, have been renamed and classified as the “Pilsen reporting unit” (“PRU”), which consists of the Ceska casino, and the “South Moravia reporting unit” (“SMRU”), which consists of the land in Hate. The hotel segment goodwill is derived from the newly-acquired Hotel Freizeit Auefeld, and is represented by the “Lower Saxony reporting unit” (“LSRU”).

Goodwill impairment tests allow the Company to first assess qualitative factors to determine whether it is necessary to perform a two-step quantitative goodwill impairment test.  The Company is not required to calculate the fair value of a reporting unit unless it determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  The Company assesses the potential impairment of goodwill annually, as of September 30th, and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Upon completion of such review, if impairment is found to have occurred, a corresponding charge will be recorded.

Based on TWC’s own assessment of qualitative factors which included an analysis of macroeconomic conditions, financial performance, industry and market considerations, and other factors, the Company concluded that it was not necessary to perform a two-step quantitative goodwill impairment test and that the goodwill of the Company was not impaired as of September 30, 2015, its annual assessment date.  There were no triggering factors during the fourth quarter of 2015, hence, no additional goodwill impairment testing was warranted as of December 31, 2015.

Comprehensive Income (Loss) — The Company complies with requirements for reporting comprehensive income (loss).  Those requirements establish rules for reporting and display of comprehensive income (loss) and its components.  Furthermore, they require the Company’s change in the foreign currency translation adjustments to be included in other comprehensive income (loss).  There were no other components of the Company’s comprehensive income (loss) in 2015 and 2014.

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

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Figures in thousands, except for statistics and share data)

The impact of foreign currency translation on goodwill is presented below:

	Goodwill
	Casino Segment						Hotel Segment
	Pilsen			South-Moravia			Lower Saxony
As of December 31, 2015 (in thousands, except FX)	reporting unit			reporting unit			reporting unit			Total

Balance in USD ($)		$3,042	(1)		$537	(1)		$131			$3,710
Balance in EUR (€)								€119			€119

Foreign Exchange Rate (“FX”)	33.883			33.883			27.245
Balance in CZK (Kč)	Kč	103,072	(2)	Kč	18,195	(2)	Kč	3,242	(3)	Kč	124,509

Applicable FX(4)	24.824			24.824			24.824
Balance at December 31, 2015		$4,152			$733			$131			$5,016

Net cumulative change to goodwill due to foreign currency translation		$1,110			$196			$—			$1,306

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

(3) Provisional EUR balance translated to CZK at June 1, 2015, the date of acquisition of the Hotel Freizeit, with the date of acquisition CZK to EUR FX rate of 27.245

(4) FX central bank foreign exchange rates taken from www.CNB.CZ.

Earnings Per Common Share - The Company complies with accounting and disclosure requirements regarding earnings per share.  Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share incorporate the dilutive effect of Common Stock equivalents on an average basis during the period.  As of December 31, 2015, the Company’s Common Stock equivalents include 635,000 unexercised stock options, 75,000 shares of restricted stock, and 436,842 shares issuable under the Company’s Deferred Compensation Plan.  As of December 31, 2014, the Common Stock equivalents included 595,125 unexercised stock options, 75,000 shares of restricted stock, and 305,482 deferred compensation shares.  These shares for the respective years were included in the computation of diluted earnings per common share, if such unexercised stock options, warrants, restricted stock, and deferred compensation stock were vested and “in-the-money.”

A table illustrating the impact of dilution on earnings per share, based on the treasury stock method, is presented below:

	For the Year Ended
	December 31,
	2015	2014
Basic earnings per share:
Net income	$3,858	$2,638

Weighted average common shares	8,822,488	8,814,287

Basic earnings per share	$0.44	$0.30

Diluted earnings per share:
Net income	$3,858	$2,638

Weighted average common shares	8,822,488	8,814,287

Addition due to the effect of dilutive securities using the treasury stock method:
Stock options, restricted stock and warrants	223	18
Stock issuable under the Deferred Compensation Plan	436,842	305,482

Dilutive potential common shares	9,259,553	9,119,787

Diluted earnings per share	$0.42	$0.29

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Figures in thousands, except for statistics and share data)

Revenue Recognition - Casino revenue is defined as the net win from gambling activities, which is the difference between gaming wagers and the amount paid out to patrons, and is recognized on the day it is earned.  Revenues generated from ancillary services include hotel room rentals, sales of F&B, spa services, and sales of casino logo merchandise and are recognized at the time the related services are performed or goods sold, as shown in the table below, as a percentage of total revenue.

	For the Year Ended December 31,
Revenue segment as percentage of total revenue	2015	2014

Gaming	87.5%	92.9%
Rooms	7.1%	4.0%
F&B	4.7%	2.6%
Spa/Other departments	0.3%	0.4%
Other	0.4%	0.1%

Total Revenue	100.0%	100.0%

Business Acquisitions - Assets acquired and liabilities assumed in business combinations are recorded on the Company’s consolidated balance sheets as of the respective agreed acquisition dates based upon their estimated fair values at such dates.  The results of operations of businesses acquired by the Company have been included in the consolidated statements of income since their respective dates of acquisition.  In certain circumstances, the purchase price allocations may be based upon preliminary estimates and assumptions.  Accordingly, the allocations are subject to revision until the Company receives final information and other analyses during the measurement period ending a year after the date of acquisition.

Segment Reporting - On September 1, 2014, the Company acquired Hotel Columbus and after this acquisition, the Company determined, due to the significance of the assets acquired and pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, Segment Reporting, that the Company had two reportable segments, a casino segment and a hotel segment.  ASC 280 designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments.  The Company is including this segment reporting under Note 15 — “Segment Information,” below.

Promotional Allowances - Promotional allowances primarily consist of the provision of complimentary food and beverages and, to certain of its valuable players, hotel or room accommodations.  For the years ended December 31, 2015 and 2014, revenues do not include the aggregate of retail amount of food and beverages (“F&B”) and hotel or room accommodations of $6,688 and $7,752, respectively, provided at no-charge to customers. The retail value of the F&B given away is determined by dividing the F&B costs charged to the gaming operation of $2,404 and $2,447, for the respective periods, by the average percentage of cost of F&B sold.  The cost of hotel or room accommodations is either the out-of-pocket expenses paid to other hotels to accommodate TWC’s customers or the retail charge of room accommodations at the Company’s Hotel Savannah and at its VIP guest rooms at Ceska and at Route 55.

The promotional allowances are summarized below:

	For the Year Ended
	December 31,
	2015	2014

Cost of complimentary F&B (A)	$2,404	$2,447
Average cost of F&B sold (B)	36.7%	32.2%

Retail value of F&B (A/B)	6,550	7,599

Cost of hotel accommodations	138	153
Total hypothetical retail value	$6,688	$7,752

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Figures in thousands, except for statistics and share data)

External Advertising -  The Company complies with the accounting and reporting requirements for reporting on advertising costs.  External advertising expenses are charged to operations as incurred and were $175 and $458 for the years ended December 31, 2015 and 2014, respectively, as recorded in the selling, general and administrative expenses of the consolidated statements of operations.

Fair Value of Financial Instruments - The fair values of the Company’s assets and liabilities that qualify as financial instruments, mainly the debts underlying the assets of the two German hotels, approximate their carrying amounts presented in the accompanying consolidated balance sheets at December 31, 2015 and 2014, respectively.

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

Impairment of Long-Lived Assets - The Company periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may be recoverable.  If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived assets, or by the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists.  If an asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value. An estimate of the asset’s fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. The Company reports an asset to be disposed of at the lower of its carrying value or its estimated net realizable market value. There were no impairment losses for long-lived assets recorded for the years ended December 31, 2015 and 2014, respectively.

Stock-based Compensation - The Company accounts for stock options and warrants using the modified prospective method in accordance with FASB ASC 718-10, “Compensation-Stock Compensation.”  Under this method, compensation costs include the estimated grant date fair value of the awards amortized over the options’ vesting period.  The Company currently utilizes the Black-Scholes option pricing model to measure the fair value of stock options granted to certain key management employees (“KMEs”), as well as for warrants issued to third parties for services.  Stock-based compensation was approximately $78 and $59 for the years ended December 31, 2015 and 2014, respectively, and is included in selling, general and administrative expenses in the consolidated statements of operations.

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Figures in thousands, except for statistics and share data)

Czech Gaming Taxes - In December 2011, the Czech parliament passed sweeping gaming tax legislation, which was then signed by the Czech president into law.  The gaming tax law (“2012 Gaming Tax Law”) law took effect on January 1, 2012.  The gaming tax law is summarized below, in actual monetary amounts (not in thousands):

2012 Gaming Tax Law
(Effective from January 1, 2012 to December 31, 2015)

Live Games	20% gaming tax from revenue earned from live games (70% of tax paid to the federal government; 30% paid to the local municipality).

Slots

20% gaming tax from revenue earned from slot games (20% of tax paid to the federal government; 80% paid to the local municipality); CZK 55 (or approximately $2.22) gaming tax per slot machine, per day (paid to the federal government).

Net Income	19% corporate income tax on adjusted net income earned in the Czech Republic, net of exemptions (paid to the federal government).

In December 2015, the President of the Czech Republic signed an amendment to the Gaming Tax Law (“2016 Gaming Tax Amendment”) that effectively raised the rates of these gaming taxes.  The amendment became effective on January 1, 2016 and the new rates in the gaming tax law are as follow:

2016 Gaming Tax Amendment
(Effective from January 1, 2016)

Live Games	23% gaming tax from revenue earned from live games (70% of tax paid to the federal government; 30% paid to the local municipality).

Slots

28% gaming tax from revenue earned from slot games (20% of tax paid to the federal government; 80% paid to the local municipality); CZK 80 (or approximately $3.23) gaming tax per slot machine, per day (paid to the federal government).

Net Income	No changes from the 19% corporate income tax noted above.

Gaming taxes are payable by the 25th day following the end of each calendar quarter, while corporate income tax obligation is paid by June 30th of the subsequent year.  The Company has also been required to make estimated quarterly income tax payments since the third quarter of 2013.  TWC was current on all of its Czech tax payments at December 31, 2015 and through the date of this report.

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Figures in thousands, except for statistics and share data)

TWC’s gaming-related taxes and fees, which are recognized in the Gaming Department’s expenses, for the years ended December 31, 2015 and 2014 are summarized in the following table:

	For the Year Ended December 31,
	2015	2014

Gaming revenues (excluding ancillary revenues)	$35,682	$34,024

Gaming taxes	7,441	7,160
Gaming taxes as % of gaming revenues (above)	20.9%	21.0%

In conformity with the European Union (“EU”) taxation legislation, the Czech Republic’s VAT has gradually increased from 5%, when that country joined the EU in 2004, to 21%, the effective rate since 2013.  Unlike in other industries, VATs are not recoverable for gambling operations.  The recoverable VAT under the Hotel Savannah and Hotel Columbus operations was not material for the years ended December 31, 2015 and 2014, respectively.

Income Taxes - The Company complies with accounting and reporting requirements with respect to accounting for U.S. federal and foreign income taxes, which require an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed for differences between the financial statement and the tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.  In accordance with U.S. GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets.  This policy also provides guidance on thresholds, measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different entities.  The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively.  No interest expense or penalties have been recognized as of and for the years ended December 31, 2015 and 2014.  However, management’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

Effective January 1, 2012, the Czech government instituted an effective corporate income tax of 19% on income derived from gaming revenues, which prior to the law changes were subject only to gaming taxes.  See Note 10 — “Income Taxes,” below.

Germany had an effective corporate income tax rate of 30% for the year ended December 31, 2015.  The Company’s German hotel operations were not subject to income tax due to a net operating loss for the years ended December 31, 2015 and 2014, respectively.

Recent Accounting Pronouncements - In May 2014, the FASB issued guidance on recognizing revenue from contracts with customers. The guidance clarifies the principles for recognizing revenue and establishes a common revenue standard for US GAAP and International Financial Reporting Standards.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017.  Early adoption is not permitted. Retrospective application is required.  The

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Figures in thousands, except for statistics and share data)

Company is currently evaluating the impact of adopting and does not expect the standard to have any material impact on its consolidated financial statements.

In June 2014, the FASB issued guidance on stock compensation that requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  As such, the performance target should not be reflected in estimating the grant-date fair value of the award.  The guidance is effective for annual reporting periods beginning after December 31, 2015, with early adoption permitted.  The Company has not adopted this guidance for 2015 and is evaluating the potential impacts of the new guidance on its existing stock-based compensation plans.  TWC does not expect this standard to have a material impact on the Company’s consolidated financial statements.

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

In April 2015, the FASB issued amended accounting guidance that changes the balance sheet presentation of debt issuance costs.  Under the amended guidance, debt issuance costs will be presented on the balance sheet as a direct deduction from the related debt liability rather than as an asset.  For public companies, the new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015 (including interim periods within those fiscal years), and is required to be applied on a retrospective basis.  Early adoption is permitted.  The Company has not adopted this guidance for 2015 and is currently evaluating the impact of adopting.  TWC does not expect the guidance to have any material impact on its consolidated financial statements.

In September 2015, the FASB issued updated guidance on business combinations.  GAAP requires that during the measurement period, the acquirer retrospectively adjust the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill. Those adjustments are required when new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts initially recognized or would have resulted in the recognition of additional assets or liabilities. The acquirer also must revise comparative information for prior periods presented in financial statements as needed, including revising depreciation, amortization, or other income effects as a result of changes made to provisional amounts. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, this update eliminates the requirement to retrospectively account for those adjustments.  For public companies, the updated guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015.  This update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with earlier application permitted for financial statements that have not been issued.  The Company will adopt this guidance in 2016.  TWC does not expect the guidance to have any material impact on its consolidated financial statements.

In November 2015, the FASB issued updated guidance on income taxes.  Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, this update requires that deferred tax liabilities and assets be classified as noncurrent in a classified

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Figures in thousands, except for statistics and share data)

statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by this update. For public companies, the updated guidance is effective for financial statements issued for annual periods beginning after December 15, 2016.  Early adoption is permitted. The Company’s adoption of this guidance in 2015 did not have an effect on the Company’s consolidated financial statements.

In February 2016, the FASB issued updated guidance to increase transparency and comparability among organizations by reporting lease assets and lease liabilities, both finance (capital) and operating leases, on the balance sheet and disclosing key information about leasing arrangements.  For public companies, the updated guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018 (including interim periods within those fiscal years).  Early adoption is permitted.  The Company has not adopted this guidance for 2016 and is currently evaluating the impact of adopting.

NOTE 3 - Property and Equipment

At December 31, 2015 and 2014, property and equipment consisted of the following:

	2015	2014

Land	$2,874	$3,148
Building and improvements	34,950	33,480
Furniture, fixtures and other equipment	12,253	10,940
	50,077	47,568
Less accumulated depreciation and amortization	(12,955)	(12,099)

	$37,122	$35,469

Depreciation and amortization expense for the years ended December 31, 2015 and 2014 were approximately $1,863 and $1,630, respectively.

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Figures in thousands, except for statistics and share data)

NOTE 4 - Long-Term Debt

At December 31, 2015 and 2014, long-term debt consisted of the following:

	2015	2014

Sparkasse Seligenstadt Loan (1)	$3,638	$4,300
Sparkasse Hann. Münden Loan (2)	2,112
Seller Loan (3)	2,285
	8,035	4,300
Less current portions:
Sparkasse Seligenstadt Loan (1)	216	234
Sparkasse Hann. Münden Loan (2)	113
Seller Loan (3)	213
	542	234
	$7,493	$4,066

(1)         On September 9, 2014, the Company received a €3,600, or approximately $3,960, 15-year, amortized loan granted by a local German bank, Bank Sparkasse Langen-Seligenstadt (the “Sparkasse Seligenstadt Loan”) to purchase the Hotel Columbus.  The loan terms provide for a fixed interest rate of 3.1% for the first ten years, followed by a prevailing market-based fixed rate for this type of loan for the remaining five years of the term.  The loan is secured by the Hotel Columbus’ assets as well as a cash deposit of €300, approximately $326,  equaling approximately one year’s principal and interest payments and is held in a savings account with, and a mortgage on the hotel in favor of, the lender.  The loan terms require monthly payments of principal and interest at the end of each month and the loan will mature on September 9, 2029.

(2)         On June 16, 2015, as part of its Hotel Freizeit Auefeld acquisition, TWC assumed five bank loans from Bank Sparkasse Hann. Münden (the “Sparkasse Hann. Münden Loan”), comprised of five loans aggregating €2,018, or approximately $2,220, with an average fixed interest rate of 4.94%. The assumed bank debt was converted in November 2015 to a single loan with the same lender, at 2.99% annual interest, fixed for 10 years, and amortized over 15 years.  The loan is secured by the Hotel Freizeit Auefeld’s assets as well as a cash deposit of €250, approximately $273, equaling approximately one year’s principal and interest payments and is held in a savings account with, and a mortgage on the hotel in favor of, the lender.  The loan terms required monthly payments of principal and interest at the end of each month and the loan will mature on November 30, 2030.

(3)         On June 16, 2015, as part of its Hotel Freizeit Auefeld acquisition, TWC was also granted a seller-financed loan of €2,232, or approximately $2,455 (the “Seller Loan”), with terms of 3.0% annual fixed interest, to be repaid monthly over 10 years, with a no-interest first two-month grace period.  The loan is also secured by the Hotel Freizeit Auefeld’s assets.

Principal payments due on long-term debt are as follows:

Year ending December 31,
2016	$542
2017	560
2018	576
2019	591
2020	610
Thereafter	5,156
$8,035

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Figures in thousands, except for statistics and share data)

NOTE 5 - Accrued Expenses and Other Current Liabilities

At December 31, 2015 and 2014, accrued expenses and other current liabilities consisted of the following:

	2015	2014
Accrued payroll and related costs	$951	$882
Jackpots and player premium points	192	161
Operational accruals	536	261
Incentives/bonuses payable	1,173	700
Accrued real estate transfer tax, Hotel Freizeit Auefeld (Hotel Columbus in 2014)	200	354
	$3,052	$2,358

NOTE 6 - Commitments and Contingencies

Lease Obligations - The Company is obligated under several operating and capital leases, excluding leased slot machines, expiring through 2016.  Rent expense under these operating and financial leases, which include the ground lease at Hotel Freizeit Auefeld for the last seven months of 2015 and the Company’s corporate office lease in New York City, the lease of which was renewed for another five years, through March 31, 2020, was approximately $164 and $143 for the years ended December 31, 2015 and 2014, respectively.  Future aggregate minimum annual rental payments under all of these leases for the lesser of five years or until their expiration dates are as follows:

Year ending December 31,
2016	$147
2017	$127
2018	$129
2019	$131
2020	$54

The Company is also obligated under a number of five-year, slot equipment operating leases, the projected costs of which are not included in the table above due to fluctuating inventory, expiring over staggered years, which provide for a monthly fixed rental fee per slot machine, and an annual option for replacement with different/newer machines during the term of the lease.  For the years ended December 31, 2015 and 2014, the Company’s slot lease expense was $2,321 and $2,612, respectively.  All slot leases can be terminated at any time, subject to an early-termination penalty equal to three-month lease payments for each leased slot machine.

Employment Agreements - The Company’s employment agreement with its Chief Executive Officer (“CEO”), Mr. Rami S. Ramadan, absent the intervention of either party by September 30th of each year, renewed automatically for another calendar year, now ending December 31, 2016.  In addition to a perpetually renewable employment term of one year absent the intervention of either party, the agreement provides for annual compensation, plus participation in the Company’s benefits programs and equity incentive plans.  Annual compensation of $450 will be paid in 2016, pursuant to the evergreen renewal terms of said employment agreement, excluding any bonus awards that may be or have been granted in 2016 at the discretion of TWC’s Board of Directors (the “Board”).

On November 11, 2014, the Board of Director’s Compensation Committee approved an amendment (the “Amendment”) to the Amended and Restated Employment Agreement dated November 18, 2008 for Mr. Ramadan. The Amendment provides that if, within 120 days prior to, or twenty-four months after a Change of Control (as defined in the Employment Agreement), (i) Mr. Ramadan is terminated by the Company other than for cause (and not due to his death or disability), or (ii) he provides the Company with written notice of his Voluntary Termination for Good Reason (as defined in the Employment Agreement), or (iii) he is in the employ of the Company on the closing date of a Change in Control of the Company, then the Company will pay to him:  (A) an amount equal to two times his Base Salary (as

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Figures in thousands, except for statistics and share data)

defined in the Employment Agreement) as of the date of termination; and, (B) any accrued but unpaid (1) base salary; (2) sick pay; (3) vacation pay; and (4) health insurance benefits as described in the Employment Agreement for the period ending on the earlier of: (x) the date Mr. Ramadan obtains subsequent employment where medical insurance coverage is available to him, or (y) two years after the date of termination or Change in Control, as applicable. If the above benefits are paid to him as a result of (iii) above, they cannot be paid to him again as a result of either (i) or (ii), above, for the same Change in Control event. The Amendment also includes a description of what actions TWC and Mr. Ramadan will take in the event that the aggregate payment or benefits to be paid to him as described above are deemed by the Internal Revenue Service to be “excess parachute payments” under Section 280G of the Internal Revenue Code of 1986, as amended (“Internal Revenue Code”).

Pursuant to the renewal of the employment agreement with Mr. Ramadan in July 2005, Mr. Ramadan was granted 75,000 performance-based, restricted shares of the Company’s Common Stock, which will vest upon reaching designated earnings per share targets, in 25,000 share allotments.  None of the restricted shares have been vested to date.

On February 4, 2007, Mr. Ramadan was granted seven-year options to purchase 50,000 shares of Common Stock, all of which expired on February 4, 2014.

On October 23, 2007, pursuant to the Company’s former equity incentive plan, the 2004 Equity Incentive Plan, Mr. Ramadan was granted seven-year options to purchase 125,000 shares of Common Stock.  The exercise price of all these options was set at $4.85 per share, the closing stock price on October 23, 2007, and escalated to $5.05 on its first anniversary.  On May 26, 2009, the Board froze the exercise price at $5.05 for the entire grant.  These options expired on October 23, 2014.

Further, on November 11, 2014, pursuant to the Company’s 2014 Equity Incentive Plan, Mr. Ramadan was granted five-year options to purchase 200,000 shares of Common Stock that vest in four equal parts, with the options to acquire 50,000 shares vesting immediately upon the date of grant and options to acquire 50,000 shares vesting subsequently upon each anniversary of the grant date.  The exercise price of all these options was initially set at $3.20 per share, the closing stock price on the date of grant, and will escalate by 4.0% annually on each anniversary date.  As of December 31, 2015, 100,000 options have been vested and are exercisable at the escalated price of $3.33 per share.

The weighted average exercise price of all of Mr. Ramadan’s vested options was $3.33 and $3.20 at December 31, 2015 and 2014, respectively.  No vested options have been exercised by Mr. Ramadan as of December 31, 2015.

The Company has a 3-year evergreen employment agreement, dated June 1, 2005, with its Director of Development, Mr. Paul Benkley. Unless communicated to Mr. Benkley within 60 days prior to the expiration of his employment agreement, which currently expires on December 31, 2019, it will renew automatically for another three-year term.  In the event of termination without cause, excluding disability and retirement, he will be entitled to one year of severance at the annual salary in effect at the time of termination.  In the event of non-renewal of this employment contract, he will receive severance equal to three months’ salary based on the salary in effect on the date of expiration of the contract.

Change of control agreements - On October 3, 2014, the Company entered into severance agreements with four KMEs that provide for the lump sum payment of one year’s salary and up to one year’s health insurance coverage in the event of a change of control of the Company, or if the employee voluntarily leaves the Company for any reason (other than death or disability) within one year after such a change of control event.

Taxing Jurisdiction - The Czech Republic and Germany currently has a number of laws related to various taxes imposed by governmental authorities, including gaming tax (for the Czech casinos), VAT, and payroll (social) taxes and corporate income tax.  Tax declarations, together with other legal compliance areas (for example, customs and currency control matters) are subject to review and investigation by a number of Czech and German governmental authorities, which are enabled by law to

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Figures in thousands, except for statistics and share data)

impose fines, penalties and interest charges, and, ultimately, create tax risks for the Company in these countries in which it operates.  Management believes that it has adequately provided for its tax liabilities.

Legal Matters - The Company may be, from time to time, a party to various legal proceedings and administrative actions, all arising from the ordinary course of business.  The Company was not, as of the date of this report, involved in any material legal proceeding nor was it involved in any material litigation during the year ended December 31, 2015 and through the date of this filing.

NOTE 7 — Risks and Uncertainties

Regulation and Licensing - The Company’s operations are subject to regulation by each federal and local jurisdiction in which it operates. Each of the Company’s officers may be subject to strict scrutiny and approval from the gaming commission or other regulatory body of each jurisdiction in which TWC conducts gambling operations.  Furthermore, the operations of its casinos are contingent upon maintaining all necessary regulatory licenses, permits, approvals, registrations, findings of suitability, orders and authorizations. The laws, regulations and ordinances requiring these licenses, permits and other approvals generally relate to the operations of the casinos, the payment of taxes, the responsibility, financial stability and character of the owners and managers of gambling operations, as well as persons financially interested or involved in gambling operations.  All of TWC’s Czech casinos are duly licensed by the Czech Ministry of Finance (“MOF”), the national governmental authority that regulates gambling in the Czech Republic.  The Company is also subject to ongoing regulation and oversight to maintain these operations.

Czech regulatory authorities have broad powers to request detailed financial and other information, to limit, condition, suspend or revoke a registration, gaming license or related approval and to approve changes in the Company’s operations. Substantial fines for violations of gaming laws or regulations may be levied. The suspension or revocation of any license which may be granted to the Company or the levy of substantial fines for violations could significantly harm its business, financial condition and results of operations. Furthermore, compliance costs associated with gaming laws, regulations and licenses are significant.  Any change in the laws, regulations or licenses applicable to its business or a violation of any current or future laws or regulations applicable to its business or gaming licenses could require the Company to make substantial expenditures or could otherwise negatively affect its gambling operations.

Potential changes in legislation and regulation of our operations - Laws and regulations governing the conduct of gambling activities and the obligations of gaming companies in any jurisdiction in which the Company has or in the future may have gambling operations are subject to change and could impose additional operating, financial or other burdens on the way TWC conducts its business.

Moreover, legislation to prohibit, limit, or add burdens to its business may be introduced in the future in the Czech Republic or elsewhere where gambling has been legalized. In addition, from time to time, legislators and special interest groups (which may include its competitors) have proposed legislation that would expand, restrict or prevent gambling operations or which may otherwise adversely impact its operations in the jurisdictions in which the Company operate. Any expansion of gambling or restriction on or prohibition of its gambling operations, increase in gaming taxes, or enactment of other adverse regulatory changes could have a material adverse effect on the Company’s business, financial condition, operating results and prospects.

Gaming legislation is introduced in the Czech Parliament from time to time. In October 2014, the MOF introduced proposed legislation that would, if approved, among other things, limit the number of gambling establishments, limit the number of slot machines, shorten license periods, require security bonds for each casino operation by location, limit betting amounts and the amount of losses per hour and per month for players, limit the duration of each individual’s playtime and the pace of certain live games, prohibit the serving of complimentary food, beverage and cigarettes, link slot machines to an MOF database, create an online database of gamblers that is linked to the MOF, and give localities more power over gambling establishments. In addition to the recent amendment to the gaming law,

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Figures in thousands, except for statistics and share data)

which raised the rates of gaming taxes on both live game revenue and slot revenue (see Note 2 “Summary of Significant Accounting Policies — Czech Gaming Taxes”), the MOF has also stated publicly that it is contemplating the introduction of higher gaming taxes. Any proposed draft law would be open to comment by interested parties, reviews by other government agencies, parliamentary procedure that could include amendments that could materially change the proposal, and amendment and/or ratification in the Czech Senate, all of which may occur during the year 2016. Because the parameters and effects of this proposed legislation are still speculative at this point in time, the Company cannot predict what the ultimate statute will contain, whether it will be passed in the Czech Parliament, or whether it will be signed by the Czech President. Therefore, management cannot, as of the date of this report, specifically predict the proposed legislation and its effect on the results of operations or financial condition of the Company.

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

Cash and cash equivalents - Cash and cash equivalents consists of cash and short-term deposits in banks and on hand.  The Company maintains a substantial portion of its cash balances in financial institutions that are outside the United States of America or that may exceed the Federal Deposit Insurance Corporation (“FDIC”) coverage of $250 per account.  The Company has not experienced any losses in such accounts and believes it is not subject to any significant credit risk on cash.  In addition, the FDIC does not insure the Company’s foreign cash, which totaled $10,172 and $6,246 at December 31, 2015 and 2014, respectively.  The Company has not incurred any losses in such accounts and believes it is not exposed to any significant credit risk on its cash and cash equivalents.

NOTE 8 — Stockholders’ Equity

For the years ended December 31, 2015 and 2014, the Company recognized stock-based compensation expense of approximately $78 and $59, respectively, for the vesting of granted stock options.  As part of their participation in the Company’s Deferred Compensation Plan, each member of the Board agreed to receive a portion or all of his annual retainer in shares of the Company’s Common Stock, aggregating $71 and $36 for the entire board, for the years ended December 31, 2015 and 2014, respectively.  KME contribution to the Deferred Compensation Plan was $350 and $224 for the year ended December 31, 2015 and 2014, respectively.

NOTE 9 — Deposits and Other Assets

Restricted Deposits -  Restricted deposits include the bond deposit for the Czech gaming license of CZK 22,000, or $886 and $966 at December 31, 2015 and 2014, respectively.   In addition, restricted deposits include a loan security deposit of €300, or approximately $326, related to the Company’s Sparkasse Seligenstadt Loan, a loan security deposit of €250, or approximately $273, related to the Company’s Sparkasse Hann. Münden Loan (See Note 14 below) and $24 as security deposit on the Company’s corporate office lease.

NOTE 10 — Income Taxes

The Company files income taxes in the following jurisdictions: United States, Czech Republic and Germany.  In the Czech Republic, prior to January 1, 2012, gaming income was not subject to corporate income tax.  In lieu of income taxes, gaming income was subject to other taxes in the Czech Republic, including gaming and charity taxes, which were primarily based on percentages of gaming revenues.  Foreign net operating loss carry-forwards (disclosed below) were derived from non-gaming activities and could only be applied against non-gaming activities. Effective January 1, 2012, the Czech government instituted an effective corporate income tax of 19.0%, on income.  For the year ended December 31, 2015, the Company recorded an income tax provision of $1,394, which includes a $266 deferred income tax benefit resulting from foreign book tax differences on fixed assets and other temporary items.  For the year ended December 31, 2014, the Company recorded an income tax provision of $1,308, which included a $161 deferred income tax benefit resulting from foreign book tax differences on fixed assets and other temporary items. Corporate income tax is payable by the end of June of the subsequent year.  In compliance with new tax regulations, the Company began making quarterly, estimated corporate income tax payments beginning for the quarter ended September 30, 2013.

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Figures in thousands, except for statistics and share data)

Domestic and foreign income taxes, included in the consolidated statements of operations, for the years ended December 31, 2015 and 2014 are summarized below:

	2015	2014
Income (loss) before taxes:
U.S.	$(957)	$(703)
Foreign	6,209	4,649
Total income before taxes	$5,252	$3,946

The Company’s provision (benefit) for income taxes at December 31, 2015 and 2014 is summarized as follows:

	2015	2014

Current	$1,660	$1,469
Deferred	(266)	(161)
Provision for income taxes	1,394	1,308
Effective income tax rate	26.5%	$33.1%

The Company’s effective income tax rate differs from the statutory federal income tax rate as follows:

	2015	2014
U.S. Federal income tax statutory rate	1,786	1,342
Foreign income tax rate differential	(966)	(697)
Permanent items	408	(300)
Other	(137)	430
Change in valuation allowance	303	533

Total provision for income taxes	1,394	1,308

The Company’s current year effective income tax rate was impacted due to losses in the United States for which no benefit has been recorded. A majority of the earnings recognized by the Company during the year ended December 31, 2015 were at our properties in the Czech Republic. Based on permanent items and the impact of foreign currency exchange rates, the earnings in the Company’s Czech properties accounted for nearly 100% of the total tax expense recorded.

The Company records deferred tax assets and liabilities based on the difference between the financial statement and income tax basis of assets and liabilities using the enacted statutory tax rate in effect for the year these differences are expected to reverse. Deferred income tax expenses or credits are based on the changes in the asset or liability from period to period. The recorded deferred tax assets are reviewed for impairment on a quarterly basis by reviewing the Company’s internal estimates for future taxable income.

The Company assesses the continuing need for a valuation allowance that results from uncertainty regarding its ability to realize the benefits of the Company’s deferred tax assets. The Company has a valuation allowance of $16,130 on its U.S. deferred tax assets as of December 31, 2015 due to the uncertainty of future taxable income. The ultimate realization of deferred income tax assets depends on generation of future taxable income in the jurisdictions where the assets are located during the periods in which those temporary differences become deductible. If the Company concludes that its prospects for the realization of its deferred tax assets are more likely than not, the Company will then reduce its valuation allowance as appropriate and credit income tax.

At December 31, 2015, the Company had U.S., state and foreign net operating loss carry forwards (“NOL’s”) of approximately $38,825, $44,790 and $98, respectively, available to offset certain future taxes payable. However, certain historical events may have triggered significant limitations on pre-existing U.S. NOL’s pursuant to Section 382 of the Internal Revenue Code. A full valuation allowance has been established for these deferred tax assets since their realization is considered uncertain. The Company’s NOLs will begin to expire in 2017.

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Figures in thousands, except for statistics and share data)

The Company’s deferred income taxes at December 31, 2015 and 2014 are summarized as follows:

	2015	2014
Deferred tax assets :
Accrued liabilities	556	343
NOL carry forward	15,725	17,381
Other	27	444
Total deferred tax assets	16,308	18,168
Valuation allowance	(16,130)	(18,116)
Net deferred tax assets	178	52
Deferred tax (liabilities):
Property and equipment	(210)	(350)
Total deferred tax (liabilities)	(210)	(350)
Net deferred tax (liabilities)	$(32)	$(298)

In November 2015, the FASB issued guidance on  balance sheet classification of deferred taxes, requiring that all tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The guidance is effective for annual reporting periods beginning after December 15, 2016. The Company has early adopted this guidance.  This did not result in a change to the Company’s classification of deferred tax assets and liabilities.

The Company has analyzed filing positions in all of the U.S. federal, state and foreign jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its U.S. federal tax return, its state tax return in New York and its foreign tax returns in Czech Republic and Germany, where it owns and operated casinos and hotels, as “major” tax jurisdictions, as defined by the Code.

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Figures in thousands, except for statistics and share data)

The Company’s tax returns for the following periods are subject to examination:

Jurisdiction:	Periods
U.S. Federal	2012 – 2014
U.S. State — New York	2012 – 2014
Czech Republic	2008 – 2014
Germany	2014

The Company has not recognized any tax liability for uncertain income tax positions on any of its returns.  The Company may, from time to time, be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results.

Based on the Company’s capital, debt and liquidity position, there is no expected need for cash repatriation from foreign subsidiaries, and all cash held in foreign jurisdictions is considered permanently reinvested. These earnings could become subject to income taxes if they are remitted as dividends, are loaned to the Company or any of the Company’s subsidiaries located in the United States, or if the Company sells its stock in the foreign subsidiaries.

It is the policy of the Company to reinvest the undistributed earnings of its foreign subsidiaries in those operations and to continue to seek out acquisition opportunities.  As of December 31, 2015, the Company has not made a provision for U.S. or additional foreign withholding taxes of the unremitted earnings.

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Figures in thousands, except for statistics and share data)

NOTE 11 — Stock Options and Warrants

Stock Options Plan - The activity in the Company’s stock option plan was as follows for the dates indicated:

	Number of Options	Range of Exercise Prices	Weighted Average Exercise Price

Balance outstanding, January 1, 2014	598,475	$2.00-5.05	$3.85

Granted in 2014	200,000	3.20	3.20

Exercised in 2014	(300)	3.00	3.00

Expired in 2014	(203,050)	2.00-5.05	2.63

Balance outstanding, December 31, 2014	595,125	$2.00-4.10	$3.41

Granted in 2015	60,000	2.75	2.75

Expired in 2015	(20,125)	2.00-4.10	3.42

Balance outstanding, December 31, 2015	635,000	$2.75-3.50	$3.39

Exercisable, December 31, 2015	497,500	$2.75-3.50	$3.45

On January 4, 2008, pursuant to the Company’s former equity incentive plan and as part of his compensation package, TWC granted its Managing Director of Operations, who is a resident of the Czech Republic and is not a named executive officer of the Company, options to purchase 10,000 shares of the Company’s Common Stock.  The seven-year options have all vested as of December 31, 2015.  The exercise price for these options is $4.10 per share, the market closing price at the date of grant.

On May 26, 2009, TWC also granted options to purchase 410,000 shares of the Company’s Common Stock to 10 KMEs.  The seven-year options vest in four equal parts, with the first part on the date of grant and each subsequent part on the anniversary of the grant date.  The exercise price for these options, vested and unvested, is $3.50 per share, the market closing price at the date of grant. These options have fully vested as of December 31, 2015.

On November 11, 2014, pursuant to the Company’s 2014 Equity Incentive Plan, Mr. Ramadan was granted five-year options to purchase 200,000 shares of Common Stock that vest in four equal parts, with the options to acquire 50,000 shares vesting immediately upon the date of grant and options to acquire 50,000 shares vesting subsequently upon each anniversary of the grant date.  The fair value of this grant was $234, or $1.17 per option.  The exercise price of all these options was initially set at $3.20 per share, the closing stock price on the date of grant, and will escalate by 4.0% annually on each anniversary date.  As of December 31, 2015, 100,000 options have vested and are exercisable at the escalated price of $3.33 per share.

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Figures in thousands, except for statistics and share data)

On April 15, 2015, pursuant to the Company’s 2014 Equity Incentive Plan, the Compensation Committee recommended and the Board approved a grant to all six members of the Board at that time, each five-year options to purchase 10,000 shares of Common Stock that vest in four equal parts, with the options to acquire 2,500 shares vesting immediately upon the date of grant and options to acquire 2,500 shares vesting subsequently upon each anniversary of the grant date.  The exercise price of these options was initially set at $2.75 per share, the closing stock price on the date of grant, and will escalate by 4.0% annually on each anniversary date.  The fair value of this grant was $76, or $1.27 per option.  As of December 31, 2015, 12,500 options have vested and are exercisable.  The options grant to Mr. Malcolm M.B. Sterrett, a former director, who stood down for re-election at the Company’s annual meetings of shareholders on June 26, 2015, expired on July 30, 2015, thirty days after his departure from the Board on June 30, 2015.

As of December 31, 2015, there was $174 of total unrecognized compensation cost related to unvested share-based compensation awards granted under the equity compensation plans, which will be amortized over the weighted average remaining requisite service period of three years.  Of the $174 of total unrecognized compensation cost, the Company expects to recognize approximately $78 for 2016, $78 for 2017, and $18 for 2018.

In each instance, the option exercise price per share was equal to or above the market value of the underlying stock on the date of grant.  Options are generally granted with terms between five and ten years after the date of grant or earlier upon termination of employment, as defined in the plan or agreements.

The fair value of each option grant given in 2014 and 2015 was estimated on the date of grant using the Black-Scholes option pricing model with the below assumptions related to risk-free interest rates, expected dividend yield, expected lives (i.e. life term of the grant) and expected stock price volatility.

Grant Year	2015	2014

Stock price volatility	43.5%	39.2%
Risk-free interest rate	1.4%	1.6%
Expected life (in years)	5.0	5.0
Expected dividend yield	0.0%	0.0%

Other than the grant in November 2014 and April 2015 noted above, no other grants were issued in 2014 and 2015.

Additional information about the Company’s outstanding stock options at December 31, 2015 is as follows:

	Options Outstanding
		Weighted
		Average
		Remaining	Weighted
		Contractual	Average
	Number of	Life	Exercise
Exercise Prices	Shares	(in Years)	Price

$2.75	50,000	4.29	$2.75
$3.33	200,000	3.87	$3.33
$3.50	385,000	0.40	$3.50

	635,000	1.80	$3.39

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Figures in thousands, except for statistics and share data)

Warrants - On November 30, 2009, TWC granted 75,000 five-year warrants to purchase TWC Common Stock at the then market price of $3.00 per share, in connection with the Company’s engagement of a capital markets advisor.  The warrants expired on November 30, 2014.

NOTE 12 - Compensation Plans

2014 Equity Incentive Plan - In April 2014, the Board unanimously adopted the 2014 Equity Incentive Plan (“2014 Equity Plan”), which was subsequently approved by the shareholders of the Company at its Annual Meeting held in June 2014.  The 2014 Equity Plan supercedes the 2004 Equity Incentive Plan, which expired in May 2014.

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

The 2014 Equity Plan provides the Committee with the discretion to grant to any participant annually any awards not to exceed 200,000 shares of Common Stock and/or any restricted stock or restricted stock units that are not subject to the achievement of a performance target or targets covering more than an aggregate of 150,000 shares.  The plan stipulates the authorized number of shares available with respect to which awards may be granted under the plan shall be 660,750, of which 410,750 remained available for issuance as of December 31, 2015.  See also Mr. Ramadan’s option grant on November 11, 2014 in Note 11 “Stock Options and Warrants,” above.

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

401 (k) Plan - The Company maintains a contributory 401(k) plan. This plan is for the benefit of all U.S.-based, eligible corporate employees, who may have a portion of their salary withheld, not to exceed the maximum federally allowed amount. The Company makes an employer-matching contribution of 60 cents for each employee dollar contributed, which totaled $48 and $49 for the years 2015 and 2014, respectively.  These costs were recognized in the selling, general and administrative expenses of the consolidated statements of operations.

2015 Profit Sharing Plan - The 2015 Profit Sharing Plan was recommended by the Compensation Committee of the Board and approved by the Board on April 4, 2015.  The 2015 Profit Sharing Plan permits designated KMEs to share in the profits of the Company.  The profit sharing pool was calculated based on 15.0% of consolidated year-end net income before taxes, the pool distribution of which will be determined annually as a percentage of each participating KME relative to the aggregate of the annual salaries of the KMEs.  Each KME is required, pursuant to the 2015 Profit Sharing Plan, to defer 50% of his or her annual profit sharing award into the Deferred Compensation Plan. For the year ended December 31, 2015, a pool of $850 was reserved, in accordance with the terms of the plan.  Pursuant to the terms of the 2015 and 2014 Profit Sharing Plans, 50%, or approximately $425 and $350, respectively, of the Profit Sharing Plan awards, will be and were deferred, respectively, into the Deferred Plan, to be paid out as stock.

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

NOTE 13 — Purchase Price Allocation — Hotel Columbus

The Company accounted for its Hotel Columbus acquisition under the acquisition method of accounting as indicated in FASB ASC 805, Business Combinations, which requires the acquiring entity in a business combination to recognize the fair value of all assets acquired, liabilities assumed, and establishes the acquisition date as the fair value measurement point. Accordingly, the Company identified and recorded assets acquired and liabilities assumed in this business combination, based on fair value estimates as of the date of acquisition, agreed to be as of September 1, 2014.  The purchase price allocation process requires an analysis and valuation of acquired assets, which included fixed assets, technologies, customer contracts and relationships, trade names and liabilities assumed, including contractual commitments and legal contingencies.  Based on an asset evaluation performed by an independent, certified appraiser, the Company determined that there was no material fair value in the technologies, customer contracts and relationships and trade names in the acquisition of the Hotel Columbus and that the acquisition was considered a “bargain purchase,” for which the fair value of the net assets acquired exceeded the price paid for the acquisition.  Thus, the excess value of €132, or approximately $149, was recognized as a gain in Other Income in the Company’s consolidated income statement for the year ended December 31, 2015.  ASC 805 also requires that prior to recognizing the gain, the acquirer must reassess whether it has correctly identified all of the assets acquired and liabilities assumed and recognize any additional assets or liabilities that result from that review.  TWC has reviewed the measurement procedures used in valuing the assets acquired and liabilities assumed and determined that all assets and liabilities have been correctly identified and recognized.

Thus, the Company allocated the fair value of all acquired assets, before depreciation, as follows:

Purchase Price Allocation	Fair Value Estimate at Acquisition Date	Final Fair Value at Acquisition Date	Final Fair Value at Acquisition Date

Cash	€2,100	€2,100	$2,700
Sparkasse Seligenstadt Loan	3,600	3,600	4,700
Total purchase price consideration	5,700	5,700	7,400
Gain		132	149
Total	€5,700	€5,832	$7,549
Fair value assigned to assets acquired:
Land	€647	€591	$770
Buildings	4,460	4,446	5,744
Property & equipment	593	785	1,020
Inventory		10	15
Net Assets	€5,700	€5,832	$7,549

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Figures in thousands, except for statistics and share data)

NOTE 14 — Acquisition and Purchase Price Allocation — Hotel Freizeit Auefeld

On June 16, 2015, TWHG, the wholly-owned, German subsidiary of TWC, which also owns the Hotel Columbus, acquired 100% of the partnership interests in the general partner and limited partner that owned the Hotel Freizeit Auefeld, a 93-room hotel with extensive meeting space and recreational amenities located in Hann. Münden, Germany, for a purchase price of €4,500, or approximately $4,950 at the acquisition date.  Although the transaction closed, and TWHG acquired the Hotel Freizeit Auefeld on June 16, 2015, the purchase agreement stipulated that the effective acquisition date was to be retroactive to June 1, 2015, which had no impact on the purchase price.  The assets acquired by TWHG included: the hotel building and its contents; three food and beverage outlets, ten meeting rooms; an adjoining 13,000 square foot event hall, an adjoining tennis complex with four indoor courts, several additional recreation areas, an independent townhouse comprised of one four-room and one six-room apartment, and the ground lease rights to the land upon which all of the hotel’s assets stand, the lease for which expires on March 1, 2084, but includes both a right of first refusal buyout and lease renewal option, in favor of TWHG, to year 2154.  Hotel Freizeit Auefeld was built in 1991 and expanded with new facilities in 2001.

Hotel Freizeit Auefeld, a full-service lodging property, caters to both business and leisure travelers.  The total acquisition cost was approximately €4,851, or approximately $5,288 at the acquisition date, including the 5.0% real estate transfer taxes of approximately €184, or approximately $200, on the estimated fair value of the buildings, applicable in the German State of Lower Saxony, and €167, or approximately $182, in closing costs and bank processing fees.  The acquisition was funded by a cash payment of €250, or approximately $273, and financed by a combination of TWC’s assumption of local bank loans from Bank Sparkasse Hann. Münden, the Sparkasse Hann. Münden Loan, which comprised of five loans aggregating €2,018, or approximately $2,200, with an average fixed interest rate of 4.94%, and by a seller-financed loan, the Seller Loan, of €2,232, or approximately $2,245.  The assumed bank debt was converted in November 2015 to a single loan with the same lender, at a mutually agreed-upon terms of 2.99% annual interest, fixed for 10 years, and repaid over 15 years, while the Seller Loan has terms of 3.0% annual fixed interest and will be amortize over 10 years, with a no-interest first two-month grace period.

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

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Figures in thousands, except for statistics and share data)

Therefore, the Company allocated the fair value of all acquired assets, which did not change from the estimated fair value at acquisition date, as follows:

Purchase Price Allocation	Final Fair Value at Acquisition Date	Final Fair Value at Acquisition Date

Cash	€250	$275
Sparkasse Hann. Münden Loan	2,018	2,220
Seller Loan	2,232	2,455

Total purchase price consideration	€4,500	$4,950

Fair value amounts assigned to assets acquired:
Buildings	€3,680	$4,048
Property & equipment	649	714
Intangibles	52	57
Goodwill	119	131

Final fair value of assets acquired	€4,500	$4,950

Prior to TWC’s purchase of the Hotel Freizeit Auefeld, the hotel property was leased to, and operated by, an independent, third-party hotel operator (lessee).  The owner of the hotel property was receiving only rent income from the lessee.  As such, the unaudited hotel operational and financial data was provided by the lessee to TWC for the purpose of evaluating the viability of TWC’s investment and partly due to the fact that the lessee wanted to terminate its hotel lease.  Prior to the acquisition, the hotel did not have practical US GAAP financial statements, therefore TWC did not included pro forma financial statements for this hotel acquisition.

NOTE 15 — Segment Information

Effective since the acquisition of the Hotel Columbus as of September 1, 2014, the Company recognized two reporting segments (a casino segment and a hotel segment) and corporate (which, for accounting purposes, is not considered to be a separate “segment”).  The casino segment is entirely in the Czech Republic, while the hotel segment is comprised of Hotel Columbus and Hotel Freizeit Auefeld, both of which are in Germany.  There are no internal transactions between our reporting segments.  The Hotel Savannah and Spa, as part of the Route 59 Complex, is reported under the casino segment.

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Figures in thousands, except for statistics and share data)

Below is a presentation of the reporting segments:

Operations by Segment

	Year Ended December 31, 2015				Year Ended December 31, 2014
	Casino	Hotel	Corporate	Consolidated	Casino	Hotel	Corporate	Consolidated

Total revenues	$38,762	$3,624	$—	$42,386	$37,556	$919	$—	$38,475
Costs and expenses:
Cost of revenues	(19,839)	(1,908)		(21,747)	(20,265)	(467)		(20,732)
Depreciation and amortization	(1,320)	(534)	(9)	(1,863)	(1,536)	(85)	(9)	(1,630)
Selling, general and administrative	(8,184)	(1,441)	(3,842)	(13,467)	(7,776)	(642)	(3,700)	(12,118)
Interest expense	(3)	(203)		(206)	(6)	(42)		(48)
Other		149		149		(1)		(1)
Total costs and expenses	(29,346)	(3,937)	(3,851)	(37,134)	(29,583)	(1,237)	(3,709)	(34,529)

Income (loss) before foreign income taxes	9,416	(313)	(3,851)	5,252	7,973	(318)	(3,709)	3,946

Foreign income taxes	(1,394)			(1,394)	(1,308)			(1,308)

Net income (loss)	$8,022	$(313)	$(3,851)	$3,858	$6,665	$(318)	$(3,709)	$2,638

Selected Balance Sheet Data by Segment

	At December 31, 2015				At December 31, 2014
	Casino	Hotel	Corporate	Consolidated	Casino	Hotel	Corporate	Consolidated

Property and equipment, net	$24,513	$11,829	$780	$37,122	$27,418	$7,208	$843	$35,469
Goodwill (allocated)	4,885	131		5,016	5,322			5,322
Other assets, excluding property and equipment and goodwill	11,117	1,245	739	13,101	6,957	1,267	472	8,696
Total assets	$40,515	$13,205	$1,519	$55,239	$39,697	$8,475	$1,315	$49,487

Capital expenditures	$926	$275	$13	$1,214	$848	$7,561	$4	$8,413

NOTE 16 — Subsequent Event

On January 29, 2016, the Compensation Committee recommended and the Board approved a bonus of approximately $169 to Mr. Ramadan, our chief executive officer, pursuant to his achievement of certain pre-set operational and financial targets.  In addition, he was also granted, pursuant to the Company’s 2014 Equity Incentive Plan, five-year options to purchase 75,000 shares of Common Stock that vest in four equal parts, with the options to acquire 18,750 shares vesting immediately upon the date of grant and options to acquire 18,750 shares vesting subsequently upon each anniversary of the grant date.  The exercise price of all these options was initially set at $2.59 per share, the closing stock price on the date of grant, and will escalate by 4.0% annually on each anniversary date.  The fair value of the grant was approximately $78, or $1.04 per option.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Included in this Annual Report on Form 10-K are certifications of Mr. Ramadan, our CEO and CFO, which are required in accordance with Rule 13a-14 of the Exchange Act. This section includes information concerning the controls and controls evaluation referred to in the certifications.

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

Changes in Internal Control over Financial Reporting.

As part of our normal operations, we update our internal controls as necessary to accommodate any modifications to our business processes or accounting procedures.  During the fourth quarter of 2015, there were no significant changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), is a process designed by, or under the supervision of, our principal executive and principal financial officer, Mr. Ramadan, and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015.  Based on this assessment, management believes that, as of December 31, 2015, our internal control over financial reporting was effective.

This annual report does not include an attestation report by our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to permanent exemption to the rules of the SEC that permit smaller reporting companies to provide only a management assessment in this annual report.

Item 9B. Other Information.

Subsequent Event — On January 29, 2016, the Compensation Committee recommended and the Board approved a bonus of $168,750 to Mr. Ramadan, our chief executive officer, pursuant to his achievement of certain pre-set operational and financial targets.  In addition, he was also granted, pursuant to the Company’s 2014 Equity Incentive Plan, five-year options to purchase 75,000 shares of Common Stock that vest in four equal parts, with the options to acquire 18,750 shares vesting immediately upon the date of grant and options to acquire 18,750 shares vesting subsequently upon each anniversary of the grant date.  The exercise price of all these options was initially set at $2.59 per share, the closing stock price on the date of grant, and will escalate by 4.0% annually on each anniversary date. The fair value of the grant was approximately $78,000, or $1.04 per option.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to our definitive proxy statement (our “2016 Proxy Statement”) for our Annual Meeting of Stockholders, expected to be held on June 2, 2016, to be filed with the SEC within 120 days after the end of our fiscal year.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to our 2016 Proxy Statement, to be filed with the SEC within 120 days after the end of our fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our 2016 Proxy Statement, to be filed with the SEC within 120 days after the end of our fiscal year.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to our 2016 Proxy Statement, to be filed with the SEC within 120 days after the end of our fiscal year.

Item 14.  Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to our 2016 Proxy Statement, to be filed with the SEC within 120 days after the end of our fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)        Exhibits

Reference is made to the Exhibit Index hereinafter contained.

A copy of any exhibits listed or referred to herein will be furnished at a reasonable cost to any person who was a shareholder of our Company as of February 29, 2016, upon written request from any such person. Requests should be sent to: Jill A. Yarussi, Corporate Secretary, Trans World Corporation, 545 Fifth Avenue, Suite 940, New York, New York 10017.

TRANS WORLD CORPORATION
EXHIBITS INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2015

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

10.18	Renewal and Amendment of Employment Agreement between the Company and Rami S. Ramadan, Effective as of July 1, 2005	Incorporated by reference to Exhibit 10.18 contained in the Form 10-KSB filed on March 17, 2006 (File No. 0-25244).

10.19	Renewal and Amendment of Employment Agreement between the Company and Rami S. Ramadan, Effective as of July 1, 2008	Incorporated by reference to Exhibit 99.1 contained in the Form 8-K filed on November 21, 2008 (File No. 0-25244).

10.20	Shareholder Agreement to add Director Nominees to the slate for the 2014 Annual Meeting of Stockholders, Effective as of April 21, 2014	Incorporated by reference to Exhibit 10.20 contained in the Form 8-K filed on April 22, 2014 (File No. 0-25244).

10.21	2014 Equity Incentive Plan, Adopted on June 25, 2014	Incorporated by reference to Exhibit 10.21 contained in the Form 8-K filed on June 27, 2014 (File No. 0-25244).

10.22	Change to the Company’s Registered Certified Accountants, Effective as of July 2, 2014	Incorporated by reference to Exhibit 10.22 contained in the Form 8-K filed on July 7, 2014 (File No. 0-25244).

10.23	Partnership Interest Purchase Agreement to acquire the Hotel Columbus, dated September 10, 2014	Incorporated by reference to Exhibit 10.23 contained in the Form 8-K filed on September 15, 2014 (File No. 0-25244).

10.24	Amendment of Employment Agreement between the Company and Rami S. Ramadan, Effective as of November 11, 2014	Incorporated by reference to Exhibit 10.24 contained in the Form 8-K filed on November 14, 2014 (File No. 0-25244).

10.26	Partnership Interest Purchase Agreement dated June 2, 2015	Incorporated by reference to Exhibit 10.26 contained in the Form 8-K filed on June 19, 2015 (File No. 0-25244).

14.0	Code of Ethics	Incorporated by reference to Exhibit 14.0 contained in the 2008 Proxy Statement filed on May 14, 2008 (File No. 0-25244).

21.0	Subsidiaries	Filed herewith.

23.1	Consent of WithumSmith+Brown PC	Filed herewith

31.0	Section 302 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith.

32.0	Section 906 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2015 and 2014, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2015 and 2014, (iii) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015 and 2014, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014 and (v) the notes to the Consolidated Financial Statements, tagged as blocks of text.**

**

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
Dated: March 7, 2016
	By:	/s/ Rami S. Ramadan
Rami S. Ramadan
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant on March 7, 2016 in the capacities indicated.

Signature and Title

/s/ Rami S. Ramadan
Director, President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)

/s/ Max W. Batzer
Director

/s/ Patrick J. Bennett, Sr.
Director

/s/ Michael B. Brodsky
Director and Chairman of the Board

/s/ Timothy G. Ewing
Director

/s/ David E. Goldberg
Director