Form 10-Q
period 2016-06-30
TRANS WORLD CORP
filed 2016-08-09
CIK 914577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of outstanding shares of the registrant’s Common Stock, par value $0.001 per share, as of August 8, 2016 was 8,829,011.

TRANS WORLD CORPORATION AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2016

INDEX

PART I — FINANCIAL INFORMATION

i

ITEM 1.FINANCIAL STATEMENTS

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2016 and December 31, 2015

(in thousands, except for share data)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,416	$10,674
Prepaid expenses	474	409
Other current assets	529	509

Total current assets	14,419	11,592

PROPERTY AND EQUIPMENT, net	37,621	37,122

OTHER ASSETS:
Goodwill	5,096	5,016
Deposits and other assets	1,535	1,509

Total other assets	6,631	6,525

TOTAL ASSETS	$58,671	$55,239

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Long-term debt, current maturities	$561	$542
Capital lease, current portion	9	22
Accounts payable	364	753
Czech gaming tax accrual	3,028	2,219
Foreign income tax accrual	726	957
Accrued expenses and other current liabilities	2,570	3,052

Total current liabilities	7,258	7,545

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	7,360	7,493
Deferred foreign tax liability	32	32

Total long-term liabilities	7,392	7,525

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 4,000,000 shares authorized, none issued
Common stock, $.001 par value, 20,000,000 shares authorized, 8,829,011 shares in 2016 and 2015, issued and outstanding	9	9
Additional paid-in capital	53,945	53,387
Accumulated other comprehensive loss	(2,602)	(3,282)
Accumulated deficit	(7,331)	(9,945)

Total stockholders’ equity	44,021	40,169

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$58,671	$55,239

See accompanying notes to consolidated interim financial statements.

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME (LOSS)

Six and Three Months Ended June 30, 2016 and 2015

(in thousands, except for share data and per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$25,602	$19,258	$13,369	$9,756

COSTS AND EXPENSES:

Cost of revenues	13,895	9,943	7,195	5,011
Depreciation and amortization	1,186	841	686	446
Selling, general and administrative	6,466	6,667	2,972	3,328
	21,547	17,451	10,853	8,785
INCOME FROM OPERATIONS, before other expenses and foreign income taxes	4,055	1,807	2,516	971

OTHER EXPENSES:

Interest expense	(125)	(71)	(63)	(40)
Other income		149		149

INCOME BEFORE FOREIGN INCOME TAXES	3,930	1,885	2,453	1,080

FOREIGN INCOME TAXES	(1,316)	(652)	(845)	(370)

NET INCOME	2,614	1,233	1,608	710

Other comprehensive income (loss), foreign currency translation adjustments, net of tax of $0	680	(2,560)	(1,182)	1,837

COMPREHENSIVE INCOME (LOSS)	$3,294	$(1,327)	$426	$2,547

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	8,829,011	8,821,205	8,829,011	8,821,205
Diluted	9,449,861	9,250,804	9,453,709	9,250,500

EARNINGS PER COMMON SHARE:

Basic	$0.30	$0.14	$0.18	$0.08
Diluted	$0.28	$0.13	$0.17	$0.08

See accompanying notes to consolidated interim financial statements.

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2016 and 2015

(in thousands)

	Six Months Ended June 30,
	2016		2015
	(Unaudited)		(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income		$2,614	$1,233
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from assets disposal			(1)
Gain on bargain purchase of Hotel Columbus			(149)
Depreciation and amortization		1,186	841
Stock option expense		83	29
Deferred board fees		50	31
Changes in operating assets and liabilities:
Prepaid expenses		(63)	(136)
Other current assets		(12)	(30)
Deposits and other assets		(2)	(416)
Accounts payable		(415)	(587)
Czech gaming tax accrual		780	70
Foreign income tax accrual		(248)	137
Accrued expenses and other current liabilities		(94)	29
NET CASH PROVIDED BY OPERATING ACTIVITIES		3,879	1,051

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment		(996)	(331)
Proceeds from assets disposal		6
Cash payment to seller for acquisition of Hotel Freizeit Auefeld			(275)
NET CASH USED IN INVESTING ACTIVITIES		(990)	(606)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on Hotel Freizeit Auefeld's seller loan		(58)
Principal payments on Hotel Freizeit Auefeld's Sparkasse loan		(108)	(14)
Principal payments on Hotel Columbus's Sparkasse loan		(109)	(105)
NET CASH USED IN FINANCING ACTIVITIES		(275)	(119)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS		128	(282)

NET INCREASE IN CASH AND CASH EQUIVALENTS		2,742	44

CASH AND CASH EQUIVALENTS:
Beginning of period		10,674	6,589

End of period		$13,416	$6,633

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest		$125	$71
Cash paid during the period for foreign income taxes		$528	$464

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Deferred compensation to be paid in common stock		$425	$350
Assumption of Sparkasse Hann. Münden loans for Hotel Freizeit Auefeld	$		$2,220
Seller loan received in connection with acquisition of Hotel Freizeit Auefeld	$		$2,455
Purchase price of Hotel Freizeit Auefeld	$		$4,950

See accompanying notes to consolidated interim financial statements.

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(All monetary figures in thousands, except for exchange rate and share data)

1.Basis of Presentation and Consolidation.

The accompanying unaudited consolidated interim financial statements of Trans World Corporation and Subsidiaries (collectively, the “Company,” “TWC,” “we,” “our” or “us”) as of June 30, 2016 and December 31, 2015 and for the six and three months ended June 30, 2016 and 2015 are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP” or “GAAP”), and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”) and Regulation S-X.  Pursuant to these instructions, certain financial information and footnote disclosures normally included in such consolidated financial statements have been condensed or omitted.  In presenting the consolidated interim financial statements, management makes estimates and assumptions that affect the amounts reported and related disclosures.  Estimates by their nature are based on judgment and available information.  Accordingly, actual results could differ from those estimates.  All intercompany balances and transactions have been eliminated in consolidation.

These unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the six months ended June 30, 2016 are not necessarily indicative of the results that may occur for the year ending December 31, 2016.

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

The Company owns and operates three casinos in Czechia, all under the registered brand American Chance Casinos (“ACC”). The Ceska casino (“Ceska”), located in the town of Ceska Kubice, in the western part of Czechia, close to the German border, currently has 15 gaming tables and 94 slot machines. The Route 55 casino (“Route 55”), located in Dolni Dvoriste, in the southern part of Czechia, close to the Austrian border, currently has 21 gaming tables and 138 slot machines. The Route 59 casino (“Route 59”) is located in Hate, near Znojmo, also in the southern part of Czechia, close to the Austrian border, and currently has 25 gaming tables and 176 slot machines.

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

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(All monetary figures in thousands, except for exchange rate and share data)

TWC also owns and operates two German hotels, which comprise the Company’s hotel segment.  The Hotel Columbus, a four-star 117-room hotel (the “Hotel Columbus”) is located in Seligenstadt, near Frankfurt, Germany. The Hotel Columbus features five meeting rooms, a restaurant and separate breakfast room, each with its own kitchen, two bars, a 32-space parking garage and 43 surface lot parking places, including a satellite parking area located across the street from the Hotel.   The second hotel, Hotel Freizeit Auefeld, is a 93-room four-star hotel with extensive meeting space and recreational amenities located in Hannoversch Münden (“Hann. Münden”), Germany.  The hotel  features three food and beverage outlets, ten meeting rooms, an adjoining 13,000 square foot event hall, and an adjoining tennis complex with four indoor courts, several additional recreation areas, and an independent townhouse comprised of one four-room and one six-room apartment.

3.Summary of Selected Significant Accounting Policies.

(a) Cash and Cash Equivalents - Cash and cash equivalents are comprised of cash on hand, current balances with foreign and domestic banks and similar institutions, and term deposits of three months or less with banks and similar institutions.  The carrying amounts of cash at banks and on hand and term bank deposits approximate their fair values.

(b)Revenue Recognition - Casino revenue is defined as the net win from gaming activities, which is the difference between gaming wagers and the amount paid out to wagering patrons, and is recognized on the day it is earned.  Revenues generated from other services, which include room rentals, sales of food, beverage, cigarettes, spa services, and casino logo merchandise, are recognized at the time the related services are performed or goods sold.  Room revenue from the hotel and casino segments represented 5.2% and 4.6% of consolidated total revenue for the six months ended June 30, 2016 and 2015, respectively.  Food and beverage (“F&B”) revenues from the hotel and casino segments represented approximately 3.7% and 2.6% of consolidated total revenue for the six months ended June 30, 2016 and 2015, respectively.

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

(e)Earnings per Share - The Company complies with accounting and disclosure requirements regarding earnings per share.  Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share incorporate the dilutive effect of Common Stock equivalents on an average basis during the period.  The Company’s Common Stock equivalents currently include stock options, restricted stock, and deferred compensation stock.  As of June 30, 2016, the Company’s Common Stock equivalents include 665,000 unexercised stock options, 75,000 shares of restricted stock, and 616,053 shares issuable under the Company’s Deferred Compensation Plan.  As of June 30, 2015, the Common Stock equivalents included 645,100 unexercised stock options, 75,000 shares of restricted stock, and 428,870 deferred compensation shares.  These shares for the respective years were included in the computation of diluted earnings per common share, if such unexercised stock options, restricted stock, and deferred compensation stock were vested and “in-the-money.”

The Company has not paid dividends on its Common Stock since inception and has no current plans to do so.

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(All monetary figures in thousands, except for exchange rate and share data)

A table illustrating the impact of dilution on earnings per share, based on the treasury stock method, is presented below:

	For the Six Months Ended		For the Three Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Basic earnings per share:
Net income	$2,614	$1,233	$1,608	$710

Weighted average common shares	8,829,011	8,821,205	8,829,011	8,821,205

Basic earnings per share	$0.30	$0.14	$0.18	$0.08

Diluted earnings per share:
Net income	$2,614	$1,233	$1,608	$710

Weighted average common shares	8,829,011	8,821,205	8,829,011	8,821,205

Addition due to the effect of dilutive securities using the treasury stock method:
Stock options and restricted stock	4,797	729	8,645	425
Stock issuable under the Deferred Compensation Plan	616,053	428,870	616,053	428,870

Dilutive potential common shares	9,449,861	9,250,804	9,453,709	9,250,500

Diluted earnings per share	$0.28	$0.13	$0.17	$0.08

(f)Goodwill - Goodwill represents the excess of the cost of the Company’s subsidiaries over the fair value of their net assets at the date of acquisition.  In Czechia, this consisted of the Ceska casino and a parcel of land in Hate (upon a portion of which the Route 59 Casino and Hotel Savannah are situated). In Germany, it consists of the newly acquired Hotel Freizeit Auefeld.  Goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. Goodwill impairment tests require the Company to first assess qualitative factors, which include macroeconomic conditions, financial performance, and industry and market considerations, to determine whether it is necessary to perform a two-step quantitative goodwill impairment test.  TWC assesses the potential impairment of goodwill annually (as of September 30th) and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Upon completion of such review, if impairment is found to have occurred, a corresponding charge to earnings will be recorded. TWC allocates its Czech goodwill over two geographical reporting units, which are components of the casino segment, and are classified as the “Pilsen reporting unit” (“PRU”), which consists of the Ceska casino, and the “South Moravia reporting unit” (“SMRU”), which consists of the land in Hate. The German goodwill is derived from the Hotel Freizeit Auefeld, and is represented by the “Lower Saxony reporting unit” (“LSRU”).  There were no indicators of impairment present during the second quarter of 2016 for the Czech reporting units, nor for the Hotel Freizeit Auefeld; therefore, TWC determined that there was no impairment of goodwill at June 30, 2016.

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

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(All monetary figures in thousands, except for exchange rate and share data)

(g)Property and Equipment - Property and equipment is stated at cost less accumulated depreciation and amortization.  TWC capitalizes the cost of improvements that extend the life of the asset and expenses maintenance and repair costs as incurred.  The Company provides for depreciation and amortization using the straight-line method over the following estimated useful lives:

Asset	Estimated Useful Life

Buildings	30-50 years
Furniture, fixtures and equipment	4-10 years
Leasehold improvements	5-20 years

At June 30, 2016 and December 31, 2015, property and equipment consisted of the following:

	As of	As of
	June 30, 2016	December 31, 2015
	(Unaudited)

Land	$2,925	$2,874
Building and improvements	35,645	34,950
Furniture, fixtures and other equipment	13,092	12,253

	51,662	50,077
Less accumulated depreciation and amortization	(14,041)	(12,955)

	$37,621	$37,122

(h)Impairment of Long-lived Assets - The Company periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may be recoverable.  If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived assets, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists.  If an asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value. An estimate of the asset’s fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. The Company reports an asset to be disposed of at the lower of its carrying value or its estimated net realizable market value.  There were no indicators of impairment for long-lived assets for the six and three months ending June 30, 2016 and 2015.

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

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(All monetary figures in thousands, except for exchange rate and share data)

The impact of foreign currency translation on goodwill is presented below:

(Unaudited)	Goodwill
	Casino Segment						Hotel Segment			Total
	Pilsen			South-Moravia			Lower Saxony
As of June 30, 2016 (in thousands, except FX)	reporting unit			reporting unit			reporting unit

Balance in USD ($)		$3,042	(1)		$537	(1)		$131			$3,710
Balance in EUR (€)								€119			€119
Foreign Exchange Rate ("FX")		33.883			33.8830			27.2450
Balance in CZK (Kč)	Kč	103,072	(2)	Kč	18,195	(2)	Kč	3,242	(3)	Kč	124,509
Applicable FX(4)		24.433			24.4330			24.4330
Balance at June 30, 2016		$4,219			$745			$132			$5,096
Net cumulative change to goodwill due to foreign currency translation		$1,177			$208			$1			$1,386

(1)

Goodwill was amortized over 15 years until the Company started to comply with revised GAAP requirements, as of January 1, 2002. This balance represents the remaining, unamortized goodwill, after an impairment charge was taken prior to January 1, 2003.

(2)	USD residual balance translated to CZK at June 30, 1998, the date of acquisition of such assets, with the date of acquisition CZK to USD FX rate of 33.8830.
(3)	EUR balance translated to CZK at June 1, 2015, the date of acquisition of the Hotel Freizeit, with the date of acquisition CZK to EUR FX rate of 27.2450.
(4)	Czech central bank foreign exchange rates at June 30, 2016, taken from www.CNB.CZ.

(j)Stock-based Compensation - The Company accounts for stock options using the modified prospective method in accordance with accounting and disclosure requirements for stock compensation.  Under this method, compensation costs include the estimated grant date fair value of the awards amortized over the options’ vesting period.  The Company currently utilizes the Black-Scholes option pricing model to measure the fair value of stock options granted to certain key management employees (“KME”s).  Stock-based compensation was approximately $42 and $15 for the three months ended June 30, 2016 and 2015, respectively, and $83 and $29 for the six months ended June 30, 2016 and 2015, respectively, and is included in selling, general and administrative expenses in the consolidated statements of income.

(k)Comprehensive Income (Loss) – The Company complies with requirements for reporting comprehensive income (loss).  Those requirements establish rules for reporting and display of comprehensive income and loss and their components.  Except for the Company’s change in the foreign currency translation adjustments to be included in other comprehensive income (loss), there were no other components of the Company’s comprehensive income (loss) in six and three months ended June 30, 2016 and 2015.

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(All monetary figures in thousands, except for exchange rate and share data)

(l)Czech Gaming Taxes - The gaming taxes are summarized in the following table (all monetary figures in this footnote are in actual amounts, not in thousands) :

2012 Gaming Tax Law
(Effective from January 1, 2012 to December 31, 2015)
Live Games	20% gaming tax from revenue earned from live games (70% of tax allocated to the federal government; 30% of tax allocated to the local municipality).

Slots

20% gaming tax from revenue earned from slot games (20% of tax allocated to the federal government; 80% of tax allocated to the local municipality); and a per diem fixed fee of Kč 55 (approximately $2.25) per slot machine (allocated to the federal government).

2016 Gaming Tax Amendment
(Effective from January 1, 2016)
Live Games	23% gaming tax from revenue earned from live games (70% of tax allocated to the federal government; 30% of tax allocated to the local municipality).

Slots

28% gaming tax from revenue earned from slot games (20% of tax allocated to the federal government; 80% of tax allocated to the local municipality); and a per diem fixed fee of Kč 80 (approximately $3.30) per slot machine (allocated to the federal government).

Gaming taxes are to be paid quarterly, by the 25th day following the end of a quarter.  TWC was current on all of its Czech gaming tax payments at June 30, 2016 and through the date of this report.

TWC’s gaming-related taxes and fees, which are recognized in the cost of revenues, for the six and three months ended June 30, 2016 and 2015 are summarized in the following table:

	(UNAUDITED)
(amounts in thousands)	For the Six Months Ended		For the Three Months Ended
	2016	2015	2016	2015

Gaming revenues (excluding ancillary revenues)	$21,642	$16,391	$11,292	$8,192

Gaming taxes and fees	5,953	3,426	3,098	1,717
Gaming taxes and fees as % of gaming revenues (above)	27.5%	20.9%	27.4%	21.0%

In conformity with the European Union (“EU”) taxation legislation, Czechia’s VAT has gradually increased from 5%, when that country joined the EU in 2004, to 21%, the effective rate since 2013. Unlike in other industries, VATs are not recoverable for gaming operations. The recoverable VAT under the Hotel Savannah, Hotel Columbus and Hotel Freizeit Auefeld was not material for the six and three months ended June 30, 2016 and 2015, respectively.

On June 7, 2016, the President of Czechia signed the 2017 Gambling Act (186/2016 Coll.) (the “Gambling Act”) and the 2017 Gambling Tax Act (187/2016 Coll.) (the “2017 Gambling Tax Act”) (collectively referred to as the “Gambling Acts”).  The Gambling Acts became law on June 15, 2016, when they were published in the official Collection of Laws, maintained by the Czech Ministry of the Interior.  The 2017 Gambling Tax Act, which is due to take effect on January 1, 2017, will raise the gaming tax rate on technical game (i.e. slot machine or electromechanical roulette or dice) revenues to a “minimum tax,”will raise the tax rate from 28% to 35%, and eliminate the per diem fixed fee of Kč 80 (approximately $3.30) on each slot machine.  The 2017 Gambling Tax Act introduces a “minimum tax” on technical game which amounts to the product of the sum of all gambling positions of individual approved terminal devices (such as slot machines, electromechanical roulette and dice machines) and referred to in the permit for the

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(All monetary figures in thousands, except for exchange rate and share data)

location of the gambling premises and the amount of Kč 9,200 (approximately $380).  Therefore, if the aggregate tax amount collected from the 35% gaming tax on technical game revenues is lower than the computed “minimum tax,” then the casino operator must pay the “minimum tax” and not the aggregate tax amount collected from the 35% gaming tax.  Otherwise, if the aggregate tax amount collected from the 35% gaming tax on technical game revenues is greater than the computed “minimum tax,” then the casino operator need only pay the aggregate tax amount collected from the 35% gaming tax and not the “minimum tax.”  The gaming tax rate on live game (i.e. cards, roulette or dice) revenues will remain unchanged at 23%.  Further, the 2017 Gambling Tax Act modifies the tax revenue allocation between the federal government and local municipalities.  A summary table of the 2017 Gambling Tax Act is shown below:

2017 Gambling Tax Act
(Effective from January 1, 2017)
Live Games	23% gaming tax from revenue earned from live games (70% of tax allocated to the federal government; 30% of tax allocated to the local municipality).

Slot and other technical games

The greater of either: (a) the aggregate amount collected from 35% gaming tax from revenue earned from slot and other technical games (35% of tax allocated to the federal government; 65% of tax allocated to the local municipality) or (b) a "minimum tax," calculated as the product of the sum of all gambling positions of individual approved terminal devices referred to in the permit for the location of the gambling premises times Kč 9,200 (approximately $380).

The 2017 Gambling Act introduces many new changes, requirements and conditions, that will take effect at various times in the future, some taking effect on the date of enactment, some on January 1, 2017 and certain provisions taking effect upon the renewal of the casino operator’s gambling licenses.  Although TWC’s 10-year gambling license expires in September 2018, and its slot operating one-year license expires at the end of 2017, the Company has begun to take steps to conform to these requirements for when it applies for its slot and other technical game license by the end of 2017.  The Company is also awaiting the Czech Ministry of Finance’s (“MOF”) final interpretation of these new measures, due in August 2016.  The notable changes and requirements are as follow (all figures in the following section are in stated amounts, not in thousands):

•

Upon the effective date of the Gambling Act, any gambling operator may apply for a gambling license if it meets all of the following conditions, having: (i) an office in Czechia, in another European Union Member state or in a state that is a party to the Agreement on the European Economic Area; (ii) an organizational chart that sets clear and comprehensive definitions of jurisdictions and decision-making powers; (iii) an established board of directors or similar control body; (iv) equity of at least of €2,000,000 ($2.2 million); (v) a transparent and unobjectionable origin of its financial resources; and (vi) transparent ownership structure.  During the licensing process, confirmation of corporate ownership of Czech entity and required documents (e.g. criminal and tax records, etc.) from all members of the board of directors and representative from all levels of the company structure must be furnished to the MOF.

•

A basic, general gambling license will be issued for a maximum of six (6) years and a gambling license for each location at which live game and technical game operations will be conducted (will be issued from local municipality councils) for a maximum of three (3) years. (Previously, the MOF general gambling licenses for live games have been issued for ten (10) years and for one (1) year for technical games). Licenses can be issued and/or renewed if the Company meets the following pre-existing conditions:  (i) maintains a clean criminal record and all necessary certifications; (ii) pays its taxes on time; (iii) stays in good standing; and, (iv) confirms its ability to comply with all technical and supervisory standards required by the new law.  TWC is in full compliance with these conditions.

•

Individual municipalities and their local councils will be entitled to issue decrees to prohibit or restrict gambling operations, to set permissible hours of gambling operations and designate locations of operations within their respective jurisdictions.  Previously, municipalities, by decree, have been allowed to ban gambling operations or set the locations of gambling operations within their respective jurisdictions.  Currently, TWC is

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(All monetary figures in thousands, except for exchange rate and share data)

in good standing with all of the municipalities in which it operates.
•

Gambling operations will not be permitted in certain premises such as schools, children’s leisure facilities, health and social care facilities, churches or religious societies.  TWC’s existing casinos are in full compliance with this requirement.

•

Gambling operators will be required to follow certain self-restricting measures put in place by individual players.  For instance, an operator must create an individual account for each player, which the player can use to manage his/her gaming expenditures and frequency of play, including a maximum number of casino visits per month.  These accounts must also allow players to set individual limits on gambling activities, including setting  maximum bets per day or per calendar month or a maximum amount of net loss per day or per calendar month. Each customer’s identity must be checked against the MOF’s central database of individuals excluded from the participation of gambling (black-listed).  Some of these provisions will not become effective until one year after the MOF has set up their central database, but the self-restriction provisions will become effective immediately after new licenses are obtained.  In order to meet these self-restricting measures, the Company will implement a new casino management system.

•

Gambling operators  will also be required to bar from entry individuals flagged by the MOF and registered in its central database as black-listed or noted as being “destitute” and on public assistance, bankrupt, are subject to an order banning them from gambling under Czech criminal law or are a compulsive gambler. No one under age 18 will be allowed on the casino floor.

•	Gambling operators will not be able to provide for free any benefits to a player, including food, beverages, tobacco products or “stimulating substances.”
•

Gambling operators will be required to post a sign on each technical game warning that gambling is “harmful,” advising of the amount of the player’s net losses and how long the player has been playing, with a requirement that there be a 15 minute break every 2 hours.

•

All customer transactions, such as exchanging money for gambling chips, must be logged and such records be kept for 10 years, up from five years under the previous law.  TWC will extend its record archiving to 10 years to comply with this requirement.

•

The required retention period of all required real time color audio/visual surveillance recordings will increase from three months to 24 months.  The Company is currently evaluating new surveillance systems that will meet this requirement.

•

Maximum bets for technical games will be increased to Kč 1,000 (about $41) from the current amount of Kč 675 (about $28) and maximum win (or jackpot) per slot machine will be decreased to Kč 500,000 (approximately $20,500) from the current amount of Kč 675,000 (approximately $27,700).  Slot and electromechanical machine vendors/suppliers will be required to incorporate these limit changes to all slots and technical games that they sell/service to the casinos.

•

Casinos must have a minimum of three live games tables and 30 technical games available during operating hours. For each live game table, a casino may operate an additional 10 slot or technical game machines.  If a casino has more than 10 live game tables, there is no limit on number of slot or technical game machines permitted.  All of TWC’s existing casinos have more than 10 live game tables in operation.

•

A gaming bond equal to Kč 10 million (approximately $410,000) will be required to be paid for a casino operator to the MOF for each casino units. For operators owning multiple casinos, a minimum bond of  Kč 20 million (approximately $820,000) is required, up to a maximum of Kč 50 million ($2.0 million) for any licensee, regardless of the number of casinos owned and operated.  Previously, only one gaming bond of Kč 22 million ($900,000) was required, which is used for the existing licenses.   When TWC renews its gaming license, it will have to provide a new gaming bond of Kč 30 million ($1.2 million), to meet the new bond requirements for its three casinos, resulting in a net increase of Kč 8 million (approximately $330,000) from its existing bond.  However, a casino operator cannot access the funds underlying the old bond until the expiration of one year after the termination of the old bond.  Therefore, the casino operator must initially pledge additional funds to secure the new bond requirement, which for TWC, will amount to Kč 30 million ($1.2 million).

•

Failure to comply with the new Gambling Act could result in a misdemeanor punishable by fines up to Kc 1,000,000 (approximately $41,000) or an administrative offense punishable by an injunction against the

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(All monetary figures in thousands, except for exchange rate and share data)

violative practice, fines up to Kc 50,000,000 ($2.0 million) and/or asset forfeiture to, or confiscation by, the government.

The Company currently estimates that if the 2017 Gambling Tax Act were in effect for the full year ended December 31, 2016, it would have resulted in an annual reduction of approximately $1.3 million to the Company’s consolidated earnings before income taxes, assuming all other factors remained constant.  The impact of the 2017 Gambling Act cannot be quantified or estimated pending the interpretation of these measures by the MOF and their eventual implementation into the Company’s gambling operations.

(m)Income Taxes — The Company complies with accounting and reporting requirements with respect to accounting for U.S. federal, state, local and foreign income taxes, which require an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and the tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized. In accordance with GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. This guidance also provides directions on thresholds, measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different entities. However, management’s conclusions regarding this guidance may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.  The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of and for the six and three months ended June 30, 2016 and 2015, respectively. The Company is subject to income tax examinations by major taxing authorities for all tax years since 2011.

The Company incurred an estimated foreign income tax expense of $1,316 and $652 for the six months ended June 30, 2016 and 2015, respectively.  There were no income tax liabilities from the hotel segment, due to a net loss in that segment.  TWC does not anticipate any U.S. income tax liability for 2016.

Czechia has an applicable corporate income tax of 19%, while Germany has an applicable corporate income tax rate of 30%.  Estimated Czech corporate income tax payments are required to be paid quarterly.  TWC was current on all of its tax reporting and payments at June 30, 2016 and through the date of this report.

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

In April 2015, the FASB issued an update on its guidance on the presentation of debt issuance costs.  This update requires debt issuance costs to be presented as a direct deduction from the carrying amount of the related debt liability. The standard is effective for reporting periods beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The update requires application of the updated guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The debt issuance costs of the Company were not material as of June 30, 2016.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued updated guidance on improvements to employee share-based payment accounting.  It is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(All monetary figures in thousands, except for exchange rate and share data)

cash flows.  For public companies, the updated guidance is effective for annual periods beginning after December 15, 2016 (including interim periods within those annual years).  Early adoption is permitted in any interim or annual period.  If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period.  The Company has not adopted this guidance for 2016 and is currently evaluating the impact of adopting it.

4.Commitments and Contingencies.

Lease Obligations - The Company is obligated under one operating lease, averaging approximately $9 per month, with a 2.0% annual rent escalation, for its U.S. corporate office space, expiring in March 2020. Additionally, TWC is also obligated to pay a remaining 68-year ground lease, ending March 2084, in connection with the recently acquired Hotel Freizeit Auefeld, that has an annual lease payment of €26, or approximately $29. Future aggregate minimum annual rental payments under these leases for the next five years are as follows:

Twelve Months Ending June 30,
2017	$127
2018	$129
2019	$131
2020	$107
2021	$29

The Company is also obligated under a number of five-year, video slot machine equipment operating leases, the projected costs of which are not included in the table above due to fluctuating inventory, expiring over staggered years, which provide for a monthly fixed rental fee per slot machine, and an option for replacement with different/newer machines during the term of the lease.  In the second quarter of 2016, the Company’s slot machine equipment lease expense was $633 versus $582 in the comparable quarter in 2015, and for the six months ended June 30, 2016 and 2015, the slot equipment lease expense was $1,221 and $1,158, respectively.  All slot leases can be terminated at any time, subject to an early-termination penalty equal to three-month lease payments for each terminated slot machine lease.

Employment Agreements - The Company’s employment agreement with its Chief Executive Officer (“CEO”), Mr. Rami S. Ramadan, absent the intervention of either party by September 30th of each year, will renew automatically for another calendar year, currently ending December 31, 2016.  In addition to a perpetually renewable employment term of one year absent the intervention of either party, the agreement provides for annual compensation, plus participation in the Company’s benefits programs and equity incentive plans. As of June 30, 2016, the Company is contractually obligated to pay an aggregate of approximately $225, which represents the annual base salary for the remaining six months of 2016.

2014 Equity Incentive Plan - In April 2014, the Board unanimously adopted the 2014 Equity Incentive Plan (“2014 Equity Plan”), which was subsequently approved by the shareholders of the Company at its Annual Meeting held in June 2014.  The 2014 Equity Plan supersedes the 2004 Equity Incentive Plan, which expired in May 2014.

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

The 2014 Equity Plan provides the Committee with the discretion to grant to any participant annually any awards not to exceed 200,000 shares of Common Stock and/or any restricted stock or restricted stock units that are not subject to the achievement of a performance target or targets covering more than an aggregate of 150,000 shares.  The plan was amended on June 2, 2016 to increase the number of shares of the Company’s Common Stock that are available for awards that may be granted under that plan, from 660,750 to 910,750, of which 245,750 remained available for issuance as

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(All monetary figures in thousands, except for exchange rate and share data)

of June 30, 2016.  Additionally, option awards will be available for grants to the executive officers and non-employee directors as well as other key employees, except that non-employee directors are eligible to receive only awards of non-qualified stock options.

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

On January 29, 2016, the Compensation Committee recommended and the Board approved a performance bonus of $168,750 to Mr. Ramadan, our chief executive officer, pursuant to his achievement of certain pre-set operational and financial targets.  In addition, he was also granted, pursuant to the Company’s 2014 Equity Plan, five-year options to purchase 75,000 shares of Common Stock that vest in four equal parts, with the options to acquire 18,750 shares vesting immediately upon the date of grant and options to acquire 18,750 shares vesting subsequently upon each anniversary of the grant date.  The exercise price of all these options was initially set at $2.59 per share, the closing stock price on the date of grant, and will escalate by 4.0% annually on each anniversary date.  The fair value of the grant was approximately $78, or $1.04 per option.

On June 2, 2016, the Compensation Committee recommended and the Board approved five-year option grants to eight KMEs, totaling an aggregate of 340,000 options, pursuant to the Company’s 2014 Equity Plan.  These options vest in four equal parts, with the first portion vesting immediately upon the date of grant and remaining equal portions vesting subsequently upon each anniversary of the grant date.  The exercise price of all these options was set at $3.50 per share, the closing stock price on the date of grant, and will escalate by 4.0% annually on each anniversary date.  The fair value of the entire grant was approximately $382, or $1.12 per option.

401(k) Plan - The Company maintains a contributory 401(k) plan.  This plan is for the benefit of all U.S.-based, eligible corporate employees, who may have a portion of their salary withheld, not to exceed the maximum federally allowed amount.  The Company makes an employer-matching contribution of 60 cents for each employee dollar contributed.

2016 Profit Sharing Plan  The 2016 Profit Sharing Plan (the “PSP”) was recommended by the Compensation Committee of the Board and approved by the Board of Directors on February 26, 2016.  The 2016 Profit Sharing Plan permits eligible KMEs to share in the pre-tax profits of the Company.  The profit sharing plan provides for an incentive payout, the pool amount of which is based on 15.0% of the Company’s earned consolidated annual income before taxes.  This pool is to be distributed according to the percentage of each KME’s annual salary as a ratio to the total of all salaries of participating KMEs. TWC accrued $590 and $580 for the six months ended June 30, 2016 and 2015, respectively, toward the PSP pool. Each KME is required, pursuant to the PSP, to defer 50% of his or her annual profit sharing award, if attained, into the Deferred Compensation Plan.

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

The Company adopted the Deferred Plan with the intention that it shall at all times be characterized as a “top hat” plan of deferred compensation maintained for a select group of management, as described under the Employee Retirement Income Security Act of 1974 (“ERISA”) Sections 201(2), 301(a)(3) and 401(a)(1).  The Deferred Plan is

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(All monetary figures in thousands, except for exchange rate and share data)

required at all times to satisfy Section 409A of the Internal Revenue Code.  Pursuant to a participant’s election, the unfunded Deferred Plan obligations are payable in the form of Common Stock (and cash for fractional shares) upon the earlier of:  (i) a designated, in-service distribution date which must be a minimum of three  years from the year of the first deferral; (ii) separation from service; (iii) disability; (iv) change in control of the Company; or (v) death.  A participant’s election form must specify whether the payments will be made by lump sum or by installments, and the number of annual installments (with a minimum of two and a maximum of five installments).  For the six months ended June 30, 2016 and 2015, $475 and $381 was deferred in the Deferred Plan, respectively.

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

Legal Proceedings - The Company is sometimes subject to various contingencies, the resolutions of which, its management believes, will not have a material adverse effect on the Company’s consolidated financial position or results of operations.  TWC was not involved in any material litigation as of June 30, 2016, or through the date of this filing.

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

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(All monetary figures in thousands, except for exchange rate and share data)

Below is a presentation of the reporting segments:

	Three Months Ended June 30, 2016				Three Months Ended June 30, 2015
Operations by Segment (Unaudited)	Casino	Hotel	Corporate	Consolidated	Casino	Hotel	Corporate	Consolidated

Total revenues	$12,087	$1,282	$—	$13,369	$9,001	$755	$—	$9,756
Costs and expenses:
Cost of revenues	(6,534)	(661)		(7,195)	(4,641)	(370)		(5,011)
Depreciation and amortization	(340)	(343)	(3)	(686)	(321)	(123)	(2)	(446)
Selling, general and administrative	(1,669)	(197)	(1,106)	(2,972)	(1,834)	(424)	(1,070)	(3,328)
Interest expense	(1)	(62)		(63)	(1)	(39)		(40)
Other income						149		149
Total costs and expenses	(8,544)	(1,263)	(1,109)	(10,916)	(6,797)	(807)	(1,072)	(8,676)
Income (loss) before foreign income taxes	3,543	19	(1,109)	2,453	2,204	(52)	(1,072)	1,080
Foreign income taxes	(845)			(845)	(370)			(370)
Net income (loss)	$2,698	$19	$(1,109)	$1,608	$1,834	$(52)	$(1,072)	$710

	Six Months Ended June 30, 2016				Six Months Ended June 30, 2015
Operations by Segment (Unaudited)	Casino	Hotel	Corporate	Consolidated	Casino	Hotel	Corporate	Consolidated

Total revenues	$23,276	$2,326	$—	$25,602	$17,872	$1,386	$—	$19,258
Costs and expenses:
Cost of revenues	(12,630)	(1,265)		(13,895)	(9,294)	(649)		(9,943)
Depreciation and amortization	(661)	(519)	(6)	(1,186)	(657)	(180)	(4)	(841)
Selling, general and administrative	(3,464)	(627)	(2,375)	(6,466)	(3,863)	(607)	(2,197)	(6,667)
Interest expense	(1)	(124)		(125)	(1)	(70)		(71)
Other income						149		149
Total costs and expenses	(16,756)	(2,535)	(2,381)	(21,672)	(13,815)	(1,357)	(2,201)	(17,373)
Income (loss) before foreign income taxes	6,520	(209)	(2,381)	3,930	4,057	29	(2,201)	1,885
Foreign income taxes	(1,316)			(1,316)	(652)			(652)
Net income (loss)	$5,204	$(209)	$(2,381)	$2,614	$3,405	$29	$(2,201)	$1,233

Selected Balance Sheet	At June 30, 2016				At December 31, 2015
Data by Segment (Unaudited)	Casino	Hotel	Corporate	Consolidated	Casino	Hotel	Corporate	Consolidated

Property and equipment, net	$24,732	$12,099	$790	$37,621	$24,513	$11,829	$780	$37,122
Goodwill (allocated)	4,963	133		5,096	4,885	131		5,016
Other assets, excluding property and equipment and goodwill	14,297	1,180	477	15,954	11,117	1,246	739	13,101
Total assets	$43,992	$13,412	$1,267	$58,671	$40,515	$13,205	$1,519	$55,239

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

Although we believe the expectations expressed in the forward-looking statements included in this Form 10-Q are based on reasonable assumptions within the bounds of our knowledge of our business at the time the statements are made, a number of factors outside of our control could cause actual results to differ materially from those expressed in any of the forward-looking statements included in this Form 10-Q. Any one or a combination of these factors could materially affect our financial performance, business strategy, business operations, plans, goals and objectives. These factors include but are not limited to:

•	the market’s acceptance of our gambling and hotel offerings;

•	the effect of competition in our markets;

•	the political, legislative, and regulatory climates and changes upon our business;

•	the impact of fluctuations of currencies on revenue we receive or expenses we incur;

•	the weather conditions in the markets that we serve; and

•	other factors described in our Form 10-K for the year ended December 31, 2015 under the headings “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk.”

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

Currently, we own and operate three casinos and a hotel in the Czech Republic (“Czechia”).  Our Ceska casino, located at Ceska Kubice, in the western part of Czechia close to the border of Germany, currently has six competitors.  Our other two Czech casinos are located in the southern part of Czechia, close to the Austrian border.  The larger of these two, “Route 55,” located in Dolni Dvoriste, has two competitors, and our other casino, “Route 59,” is located in Hate, near Znojmo, and currently has three competitors.  Our four-star deluxe Hotel Savannah features 77 rooms, eight banquet halls for meetings and special events as well as a full-service restaurant and bar, and is connected to our Route 59 casino with the joint facility’s main restaurant linking the two buildings.  Along with the hotel operation, we also launched a full-service spa operation, the Spa at Hotel Savannah (the “Spa”), the operation of which is sub-contracted to a local operator who pays TWC a percentage of its gross revenues.  The Spa, which is attached to Hotel Savannah, offers Ayurvedic massage therapies and an indoor pool.  Hotel Savannah has eight regional hotel competitors, five of which are located in Austria.

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

The consolidated balance sheet totals of the Company’s foreign subsidiaries at June 30, 2016 and December 31, 2015 were converted to USDs using the Czech central bank exchange rates, as reported at www.cnb.cz, and for information only, the USD to EUR interbank exchange rates, as reported at www.oanda.com, both of which are depicted in the following table:

As Of	USD	CZK	EUR
June 30, 2016	1.00	24.4330	0.9005
December 31, 2015	1.00	24.8240	0.9168

The appreciation of the daily exchange rate of the CZK from December 31, 2015 of 24.824 to June 30, 2016’s daily rate of 24.4330 was 1.6% and slightly enhanced our consolidated balance sheet at June 30, 2016, as presented in USD.

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

Review of the Consolidated Interim Results of the Company:

Three Months Ended June 30, 2016 and 2015:

	Three Months Ended June 30,
(in thousands)	2016	2015	Variance $	Variance %
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues, by reporting segment:
Casino	$12,087	$9,001	$3,086	34.3%
Hotel	1,282	755	527	69.8%
Total revenue	13,369	9,756	3,613	37.0%

Operating expenses:
Casino	6,534	4,641	1,893	40.8%
Hotel	661	370	291	78.6%
General and administrative	1,866	2,258	(392)	(17.4)%
Corporate expenses	1,106	1,070	36	3.4%
Depreciation and amortization	686	446	240	53.8%
Total operating expenses	10,853	8,785	2,068	23.5%

Operating income	2,516	971	1,545	159.1%

Interest expense	(63)	(40)	(23)	57.5%
Other income		149	(149)	(100)%

Income before foreign income tax	2,453	1,080	1,373	127.1%

Foreign income taxes	(845)	(370)	(475)	128.4%

Net income	$1,608	$710	$898	126.5%

For the quarter ended June 30, 2016, we generated total revenue of approximately $13.4 million, a 37.0%, or $3.6 million, increase, from the approximately $9.8 million from for the same quarter a year ago, resulting largely from the strong revenue achieved at our casinos, coupled with the additional three-month revenue from the Hotel Freizeit Auefeld, which was acquired on June 1, 2015, and thus only included one month’s revenue in the prior year’s comparable quarter.  The casino revenue was supported by a 5.4% increase in consolidated attendance, a 2.3 percentage point increase in WP, a 14.3% increase in DpH, as well as a 41% increase in slot revenue, when compared to the prior year’s second quarter.

For the second quarter of 2016, our hotel segment, comprised of Hotel Columbus and Hotel Freizeit Auefeld, generated a combined total revenue of approximately $1.3 million, of which approximately 41.0% was from food and beverage (“F&B”) operations.  The hotel segment achieved a consolidated occupancy of 50.3% with an ADR of $76.48.  The prior year’s quarter included only the month of June’s revenues of Hotel Freizeit Auefeld.

Casino operating expenses were up by approximately $1.9 million, or 40.8%, largely due to higher volume-based expenses and increased gaming tax expenses, from an effective rate of 21.0% to 27.4% of gaming revenues (See Note 3(l) – “Czech Gaming Taxes” of the Notes to the Consolidated Interim Financial Statements).  Hotel operating expenses in the prior year’s second quarter only included Hotel Freizeit Auefeld’s June operating expenses, as noted above.

General and administrative expenses decreased, due notably to the absence of the one-time real estate transfer tax of $206,000 in connection with the acquisition of the Hotel Freizeit Auefeld in June 2015 and to the combination of lower payroll expenses, from the elimination of the position of managing director of operations in our foreign operations and to lower marketing expenditures.

Corporate expenses were essentially flat when compared with the same quarter last year.

Depreciation and amortization expense increased by $240,000, or 53.8%, resulting largely from the addition of assets, with the acquisition of the Hotel Freizeit Auefeld as of June 1, 2015.

Operating income rose by $1.5 million, or 159.1%, largely due to strong revenue generated by our casinos and the additional revenue from Hotel Freizeit Auefeld.

The interest expense of $63,000 for the second quarter of 2016 was from three loans: i) the bank loan from Bank Sparkasse Seligenstadt for the acquisition of Hotel Columbus; ii) the bank loan from Bank Sparkasse Hann. Münden for the acquisition of Hotel Freizeit Auefeld; and iii) a seller-financed loan to secure the acquisition of Hotel Freizeit Auefeld.  The interest expense in 2015 included only 20 days of interest on the Bank Sparkasse Hann. Münden loans and no interest expense on the seller loan, as an initial two-month no-interest grace period then applied.

Our effective income tax rate for the quarter ended June 30, 2016 was approximately 34.4%, or a foreign income tax provision of $845,000, versus 34.3%, or $370,000 for the comparable quarter last year.  We do not expect any income tax liability for the hotel segment, due to the cumulative net operating loss to date this year, and none in the prior year’s second quarter due to a net loss arising from acquisition-related costs of the Hotel Freizeit Auefeld.

Thus, we achieved net income of $1.6 million, which was more than double the net income of $710,000 from the same quarter a year ago.

Six Months Ended June 30, 2016 and 2015:

	Six Months Ended June 30,
(in thousands)	2016	2015	Variance $	Variance %
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues, by reporting segment:
Casino	$23,276	$17,872	$5,404	30.2%
Hotel	2,326	1,386	940	67.8%
Total revenue	25,602	19,258	6,344	32.9%

Operating expenses:
Casino	12,630	9,294	3,336	35.9%
Hotel	1,265	649	616	94.9%
General and administrative	4,091	4,470	(379)	(8.5)%
Corporate expenses	2,375	2,197	178	8.1%
Depreciation and amortization	1,186	841	345	41.0%
Total operating expenses	21,547	17,451	4,096	23.5%

Operating income	4,055	1,807	2,248	124.4%

Interest expense	(125)	(71)	(54)	76.1%
Other income		149	(149)	(100)%

Income before foreign income tax	3,930	1,885	2,045	108.5%

Foreign income taxes	(1,316)	(652)	(664)	101.8%

Net income	$2,614	$1,233	$1,381	112.0%

For the six months ended June 30, 2016, we generated total revenue of $25.6 million, a 32.9%, or $6.3 million, increase from the approximately $19.3 million for the first six-month period a year ago, resulting largely from the strong positive business volume momentum of last year that continued to drive the strong revenue achieved at our casinos, coupled with the additional revenue from our hotel segment.  In the prior year’s first six months, only the month of June’s revenues of Hotel Freizeit Auefeld were included as it was acquired as of June 1, 2015.  The casino revenue was supported by a combination of 9.8% and 14.8% increases in live game and slot game attendances, respectively, by a 11.4% increase in DpH, and by 36.8% increase in slot revenue, when compared to the prior year’s first six-month period.

This business improvement was in large part due to the consistent high level of customer service provided to our patrons and effective player’s loyalty program.

For the first six months of 2016, our hotel segment, comprised of Hotel Columbus and Hotel Freizeit Auefeld, generated a combined total revenue of $2.3 million, of which approximately 40.4% was from F&B operations.  The hotel segment achieved a consolidated occupancy rate of 47.2% with an ADR of $76.92.  The prior year’s first six months only include the June month’s revenue of the Hotel Freizeit Auefeld.

Casino operating expenses were up by $3.3 million, or 35.9%, largely due to higher volume-based expenses and increased gaming tax expenses, from an effective rate of 20.9% to 27.5% of gaming revenues (See Note 3(l) – “Czech Gaming Taxes” of the Notes to the Consolidated Interim Financial Statements).  Hotel operating expenses in the prior year included only the June month’s operating expenses for the Hotel Freizeit, as noted above.

General and administrative expenses were down by $379,000, or 8.5%, due notably to the absence of the one-time real estate transfer tax of $206,000 in connection with the acquisition of the Hotel Freizeit Auefeld in June 2015 and to the combination of lower payroll expenses, from the elimination of the position of managing director of operations in our foreign operations and to lower marketing expenditures.

Corporate expenses were up by $178,000, or 8.1%, when compared with the same six-month period last year, and was primarily due to higher option vesting expense and increased directors’ fees and related expenses.

Depreciation and amortization expense increased by $345,000, or 41.0%, resulting largely from the addition of assets, with the acquisition of the Hotel Freizeit Auefeld, which was acquired in June 2015.

Operating income rose by $2.2 million, or 124.4%, largely due strong revenue generated by our casinos and from additional revenue from the Hotel Freizeit Auefeld.

The interest expense of $125,000 for the first six months of 2016 was from the aforementioned three loans, while the interest expense in 2015 included only 20 days of interest on the Bank Sparkasse Hann. Münden loans, and no interest expense on the seller loan, as an initial two-month no-interest grace period then applied.

Our effective income tax rate for the first six months ended June 30, 2016 was approximately 33.5%, or a foreign income tax provision of $1.3 million, versus 34.6%, or $652,000 for the comparable period last year.  There was no income tax liability for the hotel segment, in 2016 because of a cumulative net loss arising in part from higher operating expenses, while in 2015 there was no income tax liability due primarily to the Hotel Freizeit Auefeld’s acquisition-related costs.

As a result, we achieved net income of $2.6 million, a significant improvement of approximately $1.4 million, or 112.0%, from the same six-month period a year ago.

Unlike in U.S.-based casinos, visitors to our casinos are required, by Czech laws, to “check in” at the entrance reception desk, by presenting acceptable forms of picture identification, which effectively permits the Company to track the frequency of their visits and, to a limited extent, the duration of play during each visit.   As an incentive to gaming activity, we provide complimentary drinks and a free food buffet to all of our playing guests.  In addition to these general amenities, we also issue different classes of “loyalty” cards to customers who spend relatively longer periods of time playing. These cards entitle the holder and a set number of the holder’s guests, depending on the card type, to various complimentary benefits.  We also grant certain other privileges to our VIP players, at each local casino management’s discretion, such as opening a private gaming table, or extending the casino’s operating hours, and/or providing free room/hotel accommodations.  These loyalty cards are granted based on the frequency of the players’ visits and the aggregate total drop for a pre-determined number of visits.  The complimentary F&B, hotel accommodations and other player-related costs were included in the casino operating expenses, which totaled approximately $1.4 million for the six months ended June 30, 2016, versus $1.2 million for the comparable period in 2015.  General gifts and giveaways, which were also recognized in the casino operating expenses, excluding VIP personal gifts, represented $439,000 for the same six months in 2016, compared with $358,000 for the comparable period in 2015, the increase of which was due to higher attendance.

The VIP personal gifts, which consist primarily of granted player loyalty points, were booked as special promotion expenses in the selling, general and administrative costs, and totaled approximately $28,000 for the first six months in 2016, versus $49,000 for the same six months a year ago.

Our Operating Facilities:

Our free-standing casinos each offer free parking, a restaurant, lounge areas and multiple bars.

Casino Segment:

Ceska

Our Ceska Casino, which has a Frank Lloyd-Wright-inspired organic modern theme, had, as of June 30, 2016, 15 gaming tables, including seven card tables, seven roulette tables, and a 10-position, Slingshot, multi-win roulette table.  The casino also features 94 video slot machines.  In addition to the games, Ceska also offers five luxurious hotel-like guest rooms, which, when not used as courtesy accommodations for our valuable players and guests, can be rented to paying overnight guests.  The address of our Ceska casino is Ceska Kubice 64, Ceska Kubice 345 32, in the Pilsen region of Czechia.

Route 59

As of June 30, 2016, our Route 59 Casino, which has a New Orleans in the 1920’s theme, operated 25 gaming tables, consisting of twelve card tables, twelve roulette tables, and a 16-position, Slingshot multi-win roulette table, as well as 176 video slot machines, 32 of which were added on February 22, 2016.  Route 59 Casino is connected to the Hotel Savannah via a wide public-area corridor and restaurant, to permit easier access between the two operations.  Route 59 is located at 199 American Way, Hate-Chvalovice, Znojmo 669 02, in the South Moravia region of Czechia.

Route 55

Our Route 55 Casino features a “Streamline Moderne” style, reminiscent of Miami Beach in the early 1950’s.  As of June 30, 2016, the two-story casino offered 21 tables, including 12 card tables, 8 roulette tables, a 16-position, Slingshot multi-win roulette table, as well as 138 video slot machines.  On the mezzanine level, the casino offers an Italian restaurant, an open buffet area, a VIP lounge, and three luxurious hotel-like guest rooms, similar to the five guest rooms at Ceska.  Route 55 is located at Grenzubergang Wullowitz, Dolni Dvoriste 382 72, in the South Bohemia region of Czechia.

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

Hotel Segment:

Hotel Columbus

Our four-star 117-room hotel, Hotel Columbus, is located in the suburbs of Seligenstadt, Germany, about a 20-minute, equidistant drive from Frankfurt city center and the Frankfurt International Airport.  Hotel Columbus was constructed in 2001 and was being operated profitably at the time of our purchase by a private family, primarily as a hotel for business travelers.  Hotel Columbus currently has 99 single rooms and 18 double rooms.  It also features five meeting rooms, a spacious restaurant and separate breakfast room, each with its own kitchen, two bars, a 32-place parking garage and 43 surface lot parking places.  Hotel Columbus is located at Am Reitpfad 4, 63500 Seligenstadt, in the State of Hesse, Germany.

Hotel Freizeit Auefeld

Our Hotel Freizeit Auefeld is a four-star 93-room hotel, located in Hann. Münden, Germany.  Hotel Freizeit Auefeld, which was built in 1991 and expanded with new facilities in 2001, was selected for acquisition by the Company because of its location, approximately two hours driving time from our Hotel Columbus, allowing TWC to employ one hotel director to manage both properties. The Hotel is the only full-service lodging property in the local area, and therefore has a broad target market, as it caters to both business and leisure travelers to the region.  The hotel features three F&B outlets, ten meeting rooms, an adjoining 13,000 square foot event hall, an adjoining tennis complex with four indoor courts, several additional recreation areas, and an independent townhouse comprised of one four-room unit and one six-room unit.  The ground lease rights, upon which all of the hotel’s assets stand, currently expires on March 1, 2084. The lease agreement includes both a right of first refusal buyout and renewal options in favor of TWC.  The hotel’s guest rooms were fully renovated at the end of March 2016.  The kitchen facilities were also renovated and upgraded by the end of June 2016.  Currently, the restaurant is under renovation and the dining area has been diverted to another public dining area of the hotel.  TWC believes that the addition of this hotel will further contribute the Company’s profitability and diversification goals.  Hotel Freizeit Auefeld is located at Hallenbadstrasse 33, 34346 Hann. Münden, in the State of Lower Saxony, Germany.

Sales and Marketing

We utilize a wide range of media marketing and promotional programs in an effort to secure and enhance our competitive position in the respective markets being served and to differentiate our product and services from our competitors.  With respect to our Czech casinos, we maintained and enhanced our marketing and promotional programs for our casinos, focusing primarily on internal and customer-oriented loyalty reward programs and greater use of social media and digital communication methods.  We strive to offer higher-value amenities and more giveaways, when effective, and also to provide live entertainment, in an ongoing effort to secure and enhance our competitive position in the markets that we serve. The casinos’ event calendars concentrate on key, player-tested, popular events and holidays, while simultaneously focusing on higher player-incentive games designed to reward existing players with redeemable points via our player’s loyalty program, and thereby promote customer loyalty.  Furthermore, we aggressively target key cities in our media campaigns, most notably Vienna and Linz in Austria, and Regensburg in Germany as well as the areas surrounding these cities, all of which are within driving distance of our casinos.  In Germany, in addition to completing the product improvements that are currently underway at Hotel Freizeit Auefeld, we implemented in early 2016 a dynamic sales strategy that includes the use of an outside company that provides lead sourcing and sales support as a complement to our in-house team, which we expect to help fuel occupancy growth in our two hotels in Germany.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2016, we had a working capital surplus of approximately $7.2 million, an increase of $3.2 million, from the working capital surplus of $4.0 million at December 31, 2015.  Net cash provided by operating activities for the six months ended June 30, 2016 was approximately $3.9 million versus approximately $1.1 million for the same prior year period.  The increase in cash provided by operating activities was due in large part to stronger net income earned, the increase in gaming tax accruals and higher depreciation expense, that, in aggregate, were partially offset by reductions in accounts payable and prepaid expenses, and a reduction in foreign income tax accrual.  Net cash used in investing activities of $990,000 consisted largely of the renovation costs to the rooms, kitchen facilities and public areas at the Hotel Freizeit Auefeld, and other minor capital improvements at our casino properties, partially offset by proceeds from disposal of assets.  Net cash used in financing activities of $275,000 consisted of the principal payments on the Hotel Columbus’s Bank Sparkasse Seligenstadt loan, on the Hotel Freizeit Auefeld’s Bank Sparkasse Hann. Münden loan and on the Hotel Freizeit Auefeld’s seller loan.

We are obligated under various contractual commitments over the next five years.  We have no off-balance sheet arrangements.  The following is a five-year summary of our contractual commitments as of June 30, 2016:

(in thousands, except in the footnotes)		Within	Years	Years
Contractual Obligations	Total	1 Year	2 - 3	4 - 5	Thereafter

Long-term, secured debt, foreign (1)	$7,921	$561	$1,174	$1,248	$4,938
Slot machine leases (2)	9,420	1,884	3,768	3,768
Operating and other capital leases (3)	387	107	202	78
Ground lease (4)	1,969	29	58	58	1,824
Employment agreements (5)	452	452
Total contractual obligations	$20,149	$3,033	$5,202	$5,152	$6,762

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
(4)

Represents the remaining 68 years on a 70-year term ground lease, upon which all the hotel assets of the Hotel Freizeit Auefeld stand, with an annual lease payment of €26,078 or approximately $29,000.  The lease expires on March 1, 2084.

(5)	Represents the Company’s salary obligation under two separate employment agreements.

PLAN OF OPERATIONS

We strive to develop and implement marketing and operational strategies that are designed to increase attendance at our casinos and occupancy, in the case of our hotels, and revenues at all of our existing locations in Czechia and Germany, while focusing on minimizing costs, which includes, for example, cost-sharing alliances with non-competing businesses such as food and beverage vendors, where advantageous. We endeavor to find synergy of operations between our Route 59 Casino and its attached Hotel Savannah to enhance revenues and reduce operational redundancies.  We have taken this approach also with staffing at our two German hotels.  Furthermore, we have also relied on the expertise of a third-party German company to provide lead-sourcing and to supplement our sales efforts to market our two German hotels.

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

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Exchange Act Rule 13a-15(e), which is designed to provide reasonable assurance that information, which is required to be disclosed in our reports filed pursuant to the Exchange Act, is accumulated and communicated to management in a timely manner. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and we are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.  At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including Mr. Hung D. Le, our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, Mr. Le concluded that, as of the date of such evaluation, our disclosure controls and procedures were effective.  We made no changes in our internal controls over financial reporting during the second quarter of 2016 that materially affected, or are likely to materially affect, our internal controls over financial reporting.  Further, our management assessed the effectiveness of our internal controls over financial reporting as of June 30, 2016.  Based on this assessment, management believes that, as of June 30, 2016, our internal controls over financial reporting were effective.

PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

We are often subject to various contingencies, the resolutions of which, our management believes will not have a material adverse effect on our consolidated financial position or results of operations.  We were not involved in any material litigation as of June 30, 2016, or through the date of this filing.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors disclosed in Part I, Item 1A “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2015, as well as the risk factor set forth below.

New gambling and tax laws in Czechia will likely increase competition, increase our cost of doing business and increase the gambling taxes we pay.

As referenced in Item 1A. of the Risk Factors section of the Company’s Form 10-K for the year ended December 31, 2015, the President of Czechia, on June 7, 2016, signed and made effective the 2017 Gambling Act (186/2016 Coll.) and the 2017 Gambling Tax Act (187/2016 Coll.) (collectively referred to as the “Gambling Acts”).  The Gambling Acts became law on June 15, 2016, when they were published in the official Collection of Laws, maintained by the Czech Ministry of the Interior.  The Gambling Acts will become effective at various times in the future, with most portions taking effect on January 1, 2017, and certain provisions taking effect on the renewal of the casino operator’s gambling licenses. The Gambling Acts will, among other things, permit non-Czech companies to enter the gambling industry in Czechia, possibly creating more competition for TWC; permit new online internet gambling in Czechia, possibly creating more competition for TWC; make it more complicated for the Company to obtain gambling licenses due to the new two phase (federal and municipal) approval process; generally decrease the term of a live game gambling license from ten to six years; prohibit the furnishing of free food, beverage and tobacco to players; impose new player tracking and player responsibility burdens on the Company, thereby creating potential liability for the Company with respect to players who exceed their self-imposed limits; impose new bonding, surveillance and data processing burdens on the Company that will increase the cost of doing business; require the Company’s suppliers to update and upgrade their slot and electromechanical machines to comply with the new laws which, if not done, may result in the Company having to turn off non-compliant machines and lose potential associated revenue; and increase gambling taxes. A detailed summary of the Gambling Acts is set forth in Note 3(l) of the Notes to Consolidated Interim Financial Statements (Unaudited) of this Form 10-Q. While the Company continues to analyze the new Gambling Acts and their potential effect on the Company, and commences to comply with them, management believes that, in the short term, the Gambling Acts will have a negative effect on the operations, results of operations and financial condition of the Company.  The Company estimates that the effect of the 2017 Gambling Tax Act would be an annual reduction of approximately $1.3 million to the Company’s consolidated earnings before income taxes, assuming all other factors remain constant.  The full financial impact of the 2017 Gambling Act cannot be quantified or estimated pending the interpretation of these measures by the MOF and their eventual implementation into the Company’s gambling operations.  The Company cannot assure you that other material adverse effects will not result from the Gambling Acts on the Company’s operations, results of operations, financial condition and prospects over time.

The risk factor set forth above and the risk factors described in our Form 10-K for the year ended December 31, 2015 are not the only risks our Company is facing.  Additional risks and uncertainties not currently known to us or that we deem to be immaterial at this time also may materially adversely impact our business, financial condition and operational results in the future.

ITEM 5.OTHER INFORMATION

None.

ITEM 6.EXHIBITS

Reference is made to the Exhibit Index hereinafter contained.

TRANS WORLD CORPORATION
EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE SIX MONTHS ENDED JUNE 30, 2016

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

10.18	Renewal and Amendment of Employment Agreement between the Company and Rami S. Ramadan, Effective as of July 1, 2005	Incorporated by reference to Exhibit 10.18 contained in the Form 10-KSB filed on March 17, 2006 (File No. 0-25244).

10.19	Renewal and Amendment of Employment Agreement between the Company and Rami S. Ramadan, Effective as of July 1, 2008	Incorporated by reference to Exhibit 99.1 contained in the Form 8-K filed on November 21, 2008 (File No. 0-25244).

10.20	Shareholder Agreement to add Director Nominees to the slate for the 2014 Annual Meeting of Stockholders, Effective as of April 21, 2014	Incorporated by reference to Exhibit 10.20 contained in the Form 8-K filed on April 22, 2014 (File No. 0-25244).

10.21	2014 Equity Incentive Plan, Adopted on June 25, 2014	Incorporated by reference to Exhibit 10.21 contained in the Form 8-K filed on June 27, 2014 (File No. 0-25244).

10.22	Change to the Company’s Registered Certified Accountants, Effective as of July 2, 2014	Incorporated by reference to Exhibit 10.22 contained in the Form 8-K filed on July 7, 2014 (File No. 0-25244).

10.23	Partnership Interest Purchase Agreement to acquire the Hotel Columbus, dated September 10, 2104	Incorporated by reference to Exhibit 10.23 contained in the Form 8-K filed on September 15, 2014 (File No. 0-25244).

10.24	Amendment of Employment Agreement between the Company and Rami S. Ramadan, Effective as of November 11, 2014	Incorporated by reference to Exhibit 10.24 contained in the Form 8-K filed on November 14, 2014 (File No. 0-25244).

10.25	2006 Deferred Compensation Plan, Amended and Restated, effective November 18, 2008	Incorporated by reference to Exhibit 99.3 contained in the Form 8-K filed on November 21, 2008 (File No. 0-25244).

10.26	Partnership Interest Purchase Agreement to Acquire the Hotel Freizeit Auefeld, dated June, 2, 2015	Incorporated by reference to Exhibit 10.26 contained in the Form 8-K filed on June 19, 2015 (File No. 0-25244).

10.27	2014 Equity Incentive Plan, as amended

Incorporated by reference to Exhibit 10.27 contained in the discussion at page 26-27 of the proxy statement for the 2016 Annual Meeting and in Exhibit 99.2 of the Form S-8 filed on July 12, 2016 (File No. 0-25244).

Item No	Item	Method of Filing
14.0	Code of Ethics	Incorporated by reference to Exhibit 14.0 contained in the 2008 Proxy Statement filed on May 14, 2008 (File No. 0-25244).

21.0	Subsidiaries	Incorporated by reference to Exhibit 21.0 contained in the Form 10-K filed on March 7, 2016 (File No. 0-25244).

31.1	Section 302 Certification of Chief Executive Officer	Filed herewith.

31.2	Section 302 Certification of Chief Financial Officer	Filed herewith.

32.1	Section 906 Certification of Chief Executive Officer	Filed herewith.

32.2	Section 906 Certification of Chief Financial Officer	Filed herewith.

101

The following financial information from Trans World Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, filed with the SEC on August 9, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income and Comprehensive Income (Loss) for the six and three months ended June 30, 2016 and 2015 (unaudited), (ii) the Consolidated Balance Sheets at June 30, 2016 (unaudited) and December 31, 2015, (iii) the Consolidated Statement of Cash Flows for the six months ended June 30, 2016 and 2015 (unaudited), and (iv) Notes to Consolidated Interim Financial Statements (unaudited).*

*Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS WORLD CORPORATION

Date: August 9, 2016	By:	/s/ Hung D. Le
Chief Financial Officer
(Principal Financial and Accounting Officer)