Form 10-Q
period 2016-09-30
TRANS WORLD CORP
filed 2016-11-07
CIK 914577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of outstanding shares of the registrant’s Common Stock, par value $0.001 per share, as of November 4, 2016 was 8,854,011.

TRANS WORLD CORPORATION AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2016

INDEX

PART I — FINANCIAL INFORMATION

i

ITEM 1.FINANCIAL STATEMENTS

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2016 and December 31, 2015

(in thousands, except for share data)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,976	$10,674
Prepaid expenses	387	409
Other current assets	466	509

Total current assets	16,829	11,592

PROPERTY AND EQUIPMENT, net	37,751	37,122

OTHER ASSETS:
Goodwill	5,143	5,016
Deposits and other assets	1,546	1,509

Total other assets	6,689	6,525

TOTAL ASSETS	$61,269	$55,239

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Long-term debt, current maturities	$568	$542
Capital lease, current portion	4	22
Accounts payable	343	753
Czech gaming tax accrual	3,056	2,219
Foreign income tax accrual	724	957
Accrued expenses and other current liabilities	2,723	3,052

Total current liabilities	7,418	7,545

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	7,254	7,493
Deferred foreign tax liability	33	32

Total long-term liabilities	7,287	7,525

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 4,000,000 shares authorized, none issued
Common stock, $.001 par value, 20,000,000 shares authorized, 8,854,011 shares 2016 and 8,829,011 shares in 2015 issued and outstanding	9	9
Additional paid-in capital	54,181	53,387
Accumulated other comprehensive loss	(2,206)	(3,282)
Accumulated deficit	(5,420)	(9,945)

Total stockholders’ equity	46,564	40,169

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$61,269	$55,239

See accompanying notes to consolidated interim financial statements.

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME (LOSS)

Nine and Three Months Ended September 30, 2016 and 2015

(in thousands, except for share data and per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$38,761	$29,786	$13,159	$10,528

COSTS AND EXPENSES:

Cost of revenues	20,897	15,392	7,002	5,449
Depreciation and amortization	1,690	1,345	504	504
Selling, general and administrative	9,495	9,671	3,029	3,004
	32,082	26,408	10,535	8,957
INCOME FROM OPERATIONS, before other expenses and foreign income taxes	6,679	3,378	2,624	1,571

OTHER EXPENSES:

Interest expense	(185)	(140)	(60)	(69)
Other income		149		—

INCOME BEFORE FOREIGN INCOME TAXES	6,494	3,387	2,564	1,502

FOREIGN INCOME TAXES	(1,969)	(988)	(653)	(336)

NET INCOME	4,525	2,399	1,911	1,166

Other comprehensive income (loss), foreign currency translation adjustments, net of tax of $0	1,076	(2,414)	396	146

COMPREHENSIVE INCOME (LOSS)	$5,601	$(15)	$2,307	$1,312

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	8,833,938	8,821,205	8,843,685	8,821,205
Diluted	9,465,848	9,258,313	9,512,056	9,257,917

EARNINGS PER COMMON SHARE:

Basic	$0.51	$0.27	$0.22	$0.13
Diluted	$0.48	$0.26	$0.20	$0.13

See accompanying notes to consolidated interim financial statements.

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2016 and 2015

(in thousands)

	Nine Months Ended September 30,
	2016		2015
	(Unaudited)		(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income		$4,525	$2,399
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from assets disposal			(1)
Gain on bargain purchase of Hotel Columbus			(149)
Depreciation and amortization		1,690	1,345
Stock option expense		200	44
Restricted stock expense		94
Deferred board fees		75	51
Changes in operating assets and liabilities:
Prepaid expenses		26	(150)
Other current assets		57	(147)
Deposits and other assets			(264)
Accounts payable		(446)	(444)
Czech gaming tax accrual		780	105
Foreign income tax accrual		(257)	231
Accrued expenses and other current liabilities		42	233
NET CASH PROVIDED BY OPERATING ACTIVITIES		6,786	3,253

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment		(1,390)	(434)
Proceeds from assets disposal		12	—
Cash payment to seller for acquisition of Hotel Freizeit Auefeld			(275)
NET CASH USED IN INVESTING ACTIVITIES		(1,378)	(709)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on Hotel Freizeit Auefeld's seller loan		(87)	(88)
Principal payments on Hotel Freizeit Auefeld's Sparkasse loan		(163)	(56)
Principal payments on Hotel Columbus's Sparkasse loan		(165)	(169)
NET CASH USED IN FINANCING ACTIVITIES		(415)	(313)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS		309	(523)

NET INCREASE IN CASH AND CASH EQUIVALENTS		5,302	1,708

CASH AND CASH EQUIVALENTS:
Beginning of period		10,674	6,589

End of period		$15,976	$8,297

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest		$185	$140
Cash paid during the period for foreign income taxes		$969	$754

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Deferred compensation to be paid in common stock		$519	$350
Assumption of Sparkasse Hann. Münden loans for Hotel Freizeit Auefeld	$		$2,220
Seller loan received in connection with acquisition of Hotel Freizeit Auefeld	$		$2,455
Purchase price of Hotel Freizeit Auefeld	$		$4,950

See accompanying notes to consolidated interim financial statements.

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(All monetary figures in thousands, except for exchange rate and share and per share data)

1.Basis of Presentation and Consolidation.

The accompanying unaudited consolidated interim financial statements of Trans World Corporation and Subsidiaries (collectively, the “Company,” “TWC,” “we,” “our” or “us”) as of September 30, 2016 and December 31, 2015 and for the nine and three months ended September 30, 2016 and 2015 are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP” or “GAAP”), and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”) and Regulation S-X.  Pursuant to these instructions, certain financial information and footnote disclosures normally included in such consolidated financial statements have been condensed or omitted.  In presenting the consolidated interim financial statements, management makes estimates and assumptions that affect the amounts reported and related disclosures.  Estimates by their nature are based on judgment and available information.  Accordingly, actual results could differ from those estimates.  All intercompany balances and transactions have been eliminated in consolidation.

These unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the nine months ended September 30, 2016 are not necessarily indicative of the results that may occur for the year ending December 31, 2016.

The consolidated balance sheet as of December 31, 2015 was derived from the Company’s audited consolidated financial statements but does not include all disclosures required by US GAAP.

The functional currency of the Company’s Czech subsidiaries is the local Czech koruna (“CZK” or “Kč”) and the local currency of the German subsidiary is the euro currency (“EUR” or “€”).  However, as our primary reporting wholly-owned subsidiary, Trans World Hotels & Entertainment a.s. (“TWH&E”), is a Czech entity, all revenues and expenses, regardless of sources of origin, are recognized in CZK. In the case of the two German hotels, which are owned by TWH&E through its wholly-owned German subsidiary, Trans World Hotels Germany GmbH (“TWHG”), all EUR revenues and expenses are translated into the Czech currency, then all amounts are translated to United States dollars (“USD” or “$”) for reporting purposes.

All monetary amounts set forth in these financial statements are in USD and in thousands unless otherwise stated herein.

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

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(All monetary figures in thousands, except for exchange rate and share and per share data)

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

(b)Revenue Recognition - Casino revenue is defined as the net win from gaming activities, which is the difference between gaming wagers and the amount paid out to wagering patrons, and is recognized on the day it is earned.  Revenues generated from other services, which include room rentals, sales of food, beverage, cigarettes, spa services, and casino logo merchandise, are recognized at the time the related services are performed or goods sold.  Room revenue from the hotel and casino segments represented 7.2% and 7.5% of consolidated total revenue for the nine months ended September 30, 2016 and 2015, respectively.  Food and beverage (“F&B”) revenues from the hotel and casino segments represented approximately 5.3% and 5.3% of consolidated total revenue for the nine months ended September 30, 2016 and 2015, respectively.

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

(e)Earnings per Share - The Company complies with accounting and disclosure requirements regarding earnings per share.  Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share incorporate the dilutive effect of Common Stock equivalents on an average basis during the period.  The Company’s Common Stock equivalents currently include stock options, restricted stock, and deferred compensation stock.  As of September 30, 2016, the Company’s Common Stock equivalents include 665,000 unexercised stock options, 50,000 shares of restricted stock, and 621,733 shares issuable under the Company’s Deferred Compensation Plan.  As of September 30, 2015, the Common Stock equivalents included 635,000 unexercised stock options, 75,000 shares of restricted stock, and 436,712 deferred compensation shares.  These shares for the respective years were included in the computation of diluted earnings per common share, if such unexercised stock options, restricted stock, and deferred compensation stock were vested and “in-the-money.”

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(All monetary figures in thousands, except for exchange rate and share and per share data)

The Company has not paid dividends on its Common Stock since inception and has no current plans to do so.

A table illustrating the calculation of basic earnings per share and diluted earnings per share, based on the treasury stock method, is presented below:

	For the Nine Months Ended		For the Three Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Basic earnings per share:
Net income	$4,525	$2,399	$1,911	$1,166

Weighted average common shares	8,833,938	8,821,205	8,843,685	8,821,205

Basic earnings per share	$0.51	$0.27	$0.22	$0.13

Diluted earnings per share:
Net income	$4,525	$2,399	$1,911	$1,166

Weighted average common shares	8,833,938	8,821,205	8,843,685	8,821,205

Addition due to the effect of dilutive securities using the treasury stock method:
Stock options and restricted stock	10,177	396	46,638
Stock issuable under the Deferred Compensation Plan	621,733	436,712	621,733	436,712

Dilutive potential common shares	9,465,848	9,258,313	9,512,056	9,257,917

Diluted earnings per share	$0.48	$0.26	$0.20	$0.13

(f)Goodwill - Goodwill represents the excess of the cost of the Company’s subsidiaries over the fair value of their net assets at the date of acquisition.  In Czechia, this consisted of the Ceska casino and a parcel of land in Hate (upon a portion of which the Route 59 Casino and Hotel Savannah are situated). In Germany, it consists of the newly acquired Hotel Freizeit Auefeld.  Goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. Goodwill impairment tests require the Company to first assess qualitative factors, which include macroeconomic conditions, financial performance, and industry and market considerations, to determine whether it is necessary to perform a two-step quantitative goodwill impairment test.  TWC assesses the potential impairment of goodwill annually (as of September 30th) and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Upon completion of such review, if impairment is found to have occurred, a corresponding charge to earnings will be recorded. TWC allocates its Czech goodwill over two geographical reporting units, which are components of the casino segment, and are classified as the “Pilsen reporting unit” (“PRU”), which consists of the Ceska casino, and the “South Moravia reporting unit” (“SMRU”), which consists of the land in Hate. The German goodwill is derived from the Hotel Freizeit Auefeld, and is represented by the “Lower Saxony reporting unit” (“LSRU”).  There were no indicators of impairment present during the third quarter of 2016 for the Czech reporting units, nor for the Hotel Freizeit Auefeld; therefore, TWC determined that there was no impairment of goodwill at September 30, 2016.

Changes to goodwill during the periods presented are strictly related to the fluctuation in foreign currency exchange rates. See Note 3(i) below.

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(All monetary figures in thousands, except for exchange rate and share and per share data)

(g)Property and Equipment - Property and equipment is stated at cost less accumulated depreciation and amortization.  TWC capitalizes the cost of improvements that extend the life of the asset and expenses maintenance and repair costs as incurred.  The Company provides for depreciation and amortization using the straight-line method over the following estimated useful lives:

Asset	Estimated Useful Life

Buildings	30-50 years
Leasehold improvements	5-20 years
Furniture, fixtures and other equipment	4-10 years

At September 30, 2016 and December 31, 2015, property and equipment consisted of the following:

	September 30, 2016	December 31, 2015
	(Unaudited)

Land	$2,948	$2,874
Building and leasehold improvements	36,092	34,950
Furniture, fixtures and other equipment	13,257	12,253

	52,297	50,077
Less accumulated depreciation and amortization	(14,546)	(12,955)

	$37,751	$37,122

(h)Impairment of Long-lived Assets - The Company periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may be recoverable.  If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived assets, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists.  If an asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value. An estimate of the asset’s fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. The Company reports an asset to be disposed of at the lower of its carrying value or its estimated net realizable market value.  There were no indicators of impairment for long-lived assets for the nine and three months ending September 30, 2016 and 2015.

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

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(All monetary figures in thousands, except for exchange rate and share and per share data)

The impact of foreign currency translation on goodwill is presented below:

	Goodwill
	Casino Segment						Hotel Segment			Total
(Unaudited)	Pilsen			South-Moravia			Lower Saxony
As of September 30, 2016 (in thousands, except FX)	reporting unit			reporting unit			reporting unit

Balance in USD ($)		$3,042	(1)		$537	(1)		$131			$3,710
Balance in EUR (€)								€119			€119
Foreign Exchange Rate ("FX")		33.883			33.8830			27.2450
Balance in CZK (Kč)	Kč	103,072	(2)	Kč	18,195	(2)	Kč	3,242	(3)	Kč	124,509
Applicable FX(4)		24.210			24.2100			24.2100
Balance at September 30, 2016		$4,257			$752			$134			$5,143
Net cumulative change to goodwill due to foreign currency translation		$1,215			$215			$3			$1,433

(1)

Goodwill was amortized over 15 years until the Company started to comply with revised GAAP requirements, as of January 1, 2002. This balance represents the remaining, unamortized goodwill, after an impairment charge was taken prior to January 1, 2003.

(2)	USD residual balance translated to CZK at June 30, 1998, the date of acquisition of such assets, with the date of acquisition CZK to USD FX rate of 33.8830.
(3)	EUR balance translated to CZK at June 1, 2015, the date of acquisition of the Hotel Freizeit, with the date of acquisition CZK to EUR FX rate of 27.2450.
(4)	Czech central bank foreign exchange rates at September 30, 2016, taken from www.CNB.CZ.

(j)Stock-based Compensation - The Company accounts for stock options using the modified prospective method in accordance with accounting and disclosure requirements for stock compensation.  Under this method, compensation costs include the estimated grant date fair value of the awards amortized over the options’ vesting period.  The Company currently utilizes the Black-Scholes option pricing model to measure the fair value of stock options granted to certain key management employees (“KME”s).  Stock-based compensation was approximately $117 and $15 for the three months ended September 30, 2016 and 2015, respectively, and $200 and $44 for the nine months ended September 30, 2016 and 2015, respectively, and is included in selling, general and administrative expenses in the consolidated statements of income.

(k)Comprehensive Income (Loss) – The Company complies with requirements for reporting comprehensive income (loss).  Those requirements establish rules for reporting and display of comprehensive income and loss and their components.  Except for the Company’s change in the foreign currency translation adjustments to be included in other comprehensive income (loss), there were no other components of the Company’s comprehensive income (loss) for the nine and three months ended September 30, 2016 and 2015.

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(All monetary figures in thousands, except for exchange rate and share and per share data)

(l)Czech Gaming Taxes - The gaming taxes are summarized in the following table (all monetary figures in the immediate two tables below are in actual amounts, not in thousands) :

2012 Gaming Tax Law
(in actual amounts)	(Effective from January 1, 2012 to December 31, 2015)
Live Games	20% gaming tax from revenue earned from live games (70% of tax allocated to the federal government; 30% of tax allocated to the local municipality).

Slots

20% gaming tax from revenue earned from slot games (20% of tax allocated to the federal government; 80% of tax allocated to the local municipality); and a per diem fixed fee of Kč 55 (approximately $2.25) per slot machine (allocated to the federal government).

2016 Gaming Tax Amendment
(in actual amounts)	(Effective from January 1, 2016)
Live Games	23% gaming tax from revenue earned from live games (70% of tax allocated to the federal government; 30% of tax allocated to the local municipality).

Slots

28% gaming tax from revenue earned from slot games (20% of tax allocated to the federal government; 80% of tax allocated to the local municipality); and a per diem fixed fee of Kč 80 (approximately $3.30) per slot machine (allocated to the federal government).

Gaming taxes are to be paid quarterly, by the 25th day following the end of a quarter.  TWC was current on all of its Czech gaming tax payments at September 30, 2016 and through the date of this report.

TWC’s gaming-related taxes and fees, which are recognized in the cost of revenues, for the nine and three months ended September 30, 2016 and 2015 are summarized in the following table:

(amounts in thousands)	For the Nine Months Ended		For the Three Months Ended
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Gaming revenues (excluding ancillary revenues)	$32,742	$24,932	$11,100	$8,542

Gaming taxes and fees	9,016	5,213	3,063	1,787
Gaming taxes and fees as % of above gaming revenues	27.5%	20.9%	27.6%	20.9%

In conformity with the European Union (“EU”) taxation legislation, Czechia’s value added tax (“VAT”) has gradually increased from 5%, when that country joined the EU in 2004, to 21%, the effective rate since 2013. Unlike in other industries, VATs are not recoverable for gaming operations. The recoverable VAT under the Hotel Savannah, Hotel Columbus and Hotel Freizeit Auefeld was not material for the nine and three months ended September 30, 2016 and 2015, respectively.

On June 7, 2016, the President of Czechia signed the 2017 Gambling Act (186/2016 Coll.) (the “Gambling Act”) and the 2017 Gambling Tax Act (187/2016 Coll.) (the “2017 Gambling Tax Act”) (collectively referred to as the “Gambling Acts”).  The Gambling Acts became law on June 15, 2016, when they were published in the official Collection of Laws, maintained by the Czech Ministry of the Interior.  The 2017 Gambling Tax Act, which is due to take effect on January 1, 2017, will raise the gaming tax rate on technical game (i.e. slot machine or electromechanical roulette or dice) revenues to a “minimum tax,” will raise the tax rate from 28% to 35%, and eliminate the per diem fixed fee of Kč 80 (approximately $3.30) on each slot machine.  The 2017 Gambling Tax Act introduces a “minimum tax” on

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(All monetary figures in thousands, except for exchange rate and share and per share data)

technical games which amounts to the product of the sum of all gambling positions of individual approved terminal devices (such as slot machines, electromechanical roulette and dice machines) and referred to in the permit for the location of the gambling premises and the amount of Kč 9,200 (approximately $380).  Therefore, if the aggregate tax amount collected from the 35% gaming tax on technical game revenues is lower than the computed “minimum tax,” then the casino operator must pay the “minimum tax” and not the aggregate tax amount collected from the 35% gaming tax.  Otherwise, if the aggregate tax amount collected from the 35% gaming tax on technical game revenues is greater than the computed “minimum tax,” then the casino operator need only pay the aggregate tax amount collected from the 35% gaming tax and not the “minimum tax.”  The gaming tax rate on live game (i.e. cards, roulette or dice) revenues will remain unchanged at 23%.  Further, the 2017 Gambling Tax Act modifies the tax revenue allocation between the federal government and local municipalities.  A summary table of the 2017 Gambling Tax Act is shown below:

2017 Gambling Tax Act
(in actual amounts)	(Effective from January 1, 2017)
Live Games	23% gaming tax from revenue earned from live games (70% of tax allocated to the federal government; 30% of tax allocated to the local municipality).

Slot and other technical games

The greater of either: (a) the aggregate amount collected from 35% gaming tax from revenue earned from slot and other technical games (35% of tax allocated to the federal government; 65% of tax allocated to the local municipality), or (b) a "minimum tax," calculated as the product of the sum of all gambling positions of individual approved terminal devices referred to in the permit for the location of the gambling premises times Kč 9,200 (approximately $380).

The 2017 Gambling Act introduces many new changes, requirements and conditions, that will take effect at various times in the future, some taking effect on the date of enactment, some on January 1, 2017 and certain provisions taking effect upon the renewal of the casino operator’s gambling licenses.  Although TWC’s 10-year gambling license expires in September 2018, and its slot operating one-year license expires at the end of 2017, the Company has begun to take steps to conform to these requirements for when it applies for its slot and other technical game license, which is due to expire at the end of 2017.  The Company is also awaiting the Czech Ministry of Finance’s (“MOF”) final interpretation of these new measures, some of which were clarified in August 2016 and others are awaiting further clarifications from the MOF.  The notable changes and requirements are summarized in the section, “New Gambling Acts and their Impact” in Item 2. “Management Discussion and Analysis” below.

The Company currently estimates that if the 2017 Gambling Tax Act were in effect for the full year ended December 31, 2016, it would have resulted in an annual reduction of approximately $1.3 million to the Company’s consolidated earnings before income taxes, assuming all other factors remained constant.  The total impact of the 2017 Gambling Act cannot be quantified or estimated pending the interpretation of these measures by the MOF and their eventual implementation into the Company’s gambling operations.

(m)Income Taxes — The Company complies with accounting and reporting requirements with respect to accounting for U.S. federal, state, local and foreign income taxes, which require an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and the tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized. In accordance with GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized could result in the Company

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(All monetary figures in thousands, except for exchange rate and share and per share data)

recording a tax liability that would reduce net assets. This guidance also provides directions on thresholds, measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different entities. However, management’s conclusions regarding this guidance may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.  The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of and for the nine and three months ended September 30, 2016 and 2015, respectively. The Company is subject to income tax examinations by major taxing authorities for all tax years since 2011.

The Company incurred an estimated foreign income tax expense of $653 and $336 for the three months ended September 30, 2016 and 2015, respectively, and $1,969 and $988 for the nine months ended September 30, 2016 and 2015, respectively.  There were no income tax liabilities from the hotel segment, due to a net loss in that segment.  TWC does not anticipate any U.S. income tax liability for 2016.

Czechia has an applicable corporate income tax of 19%, while Germany has an applicable corporate income tax rate of 30%.  Estimated Czech and German corporate income tax payments are required to be paid quarterly.  TWC was current on all of its tax reporting and payments at September 30, 2016 and through the date of this report.

(n)Recent Accounting Pronouncements  In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance on revenue from contracts with customers.  This guidance supersedes the revenue recognition requirements the previous standards.  This guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers.  The standard’s core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This guidance was originally scheduled to be effective for annual reporting periods beginning after December 15, 2016, including interim periods within those reporting periods.  In July 2015, the FASB deferred the effective date of this guidance by one year.  In March 2016, the FASB issued an update, which clarifies the implementation guidance for principal versus agent considerations in the previous update.  In April 2016, the FASB issued a further update on this topic, which amends the guidance in previous update related to identifying performance obligations and accounting for licenses of intellectual property. The Company must adopt all these updates. Entities are permitted to adopt the standards as early as the original public entity effective date of December 31, 2016, and either full or modified retrospective application is required. The Company is currently evaluating the impact of adopting this standard and all applicable updates and does not expect the standard and/or all of the applicable updates to have any material impact on its consolidated financial statements.

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

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(All monetary figures in thousands, except for exchange rate and share and per share data)

In April 2015, the FASB issued an update on its guidance on the presentation of debt issuance costs.  This update requires debt issuance costs to be presented as a direct deduction from the carrying amount of the related debt liability. The standard is effective for reporting periods beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The update requires application of the updated guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The debt issuance costs of the Company were not material as of January 1, 2016 through September 30, 2016.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued updated guidance on improvements to employee share-based payment accounting.  It is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  For public companies, the updated guidance is effective for annual periods beginning after December 15, 2016 (including interim periods within those annual years).  Early adoption is permitted in any interim or annual period.  If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period.  The Company has not adopted this guidance for 2016 and is currently evaluating the impact of adopting it.

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

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(All monetary figures in thousands, except for exchange rate and share and per share data)

acquired Hotel Freizeit Auefeld, that has an annual lease payment of €26, or approximately $29. Future aggregate minimum annual rental payments under these leases for the next five years are as follows:

Twelve Months Ending September 30,
2017	$127
2018	$129
2019	$131
2020	$81
2021	$29

The Company is also obligated under a number of five-year, video slot machine equipment operating leases, the projected costs of which are not included in the table above due to fluctuating inventory, expiring over staggered years, which provide for a monthly fixed rental fee per slot machine, and an option for replacement with different/newer machines during the term of the lease.  In the third quarter of 2016, the Company’s slot machine equipment lease expense was $615 versus $582 in the comparable quarter in 2015, and for the nine months ended September 30, 2016 and 2015, the slot equipment lease expense was $1,836 and $1,740, respectively.  All slot leases can be terminated at any time, subject to an early-termination penalty equal to three-month lease payments for each terminated slot machine lease.

Employment Agreements - The Company’s employment agreement with its Chief Executive Officer (“CEO”), Mr. Rami S. Ramadan, absent the intervention of either party by September 30th of each year, will renew automatically for another calendar year, currently ending December 31, 2017.  In addition to a perpetually renewable employment term of one year absent the intervention of either party, the agreement provides for annual compensation, plus participation in the Company’s benefits programs and equity incentive plans. As of September 30, 2016, the Company is contractually obligated to pay an aggregate of approximately $563, which represents the sum of the remaining three months of 2016 and the annual base salary for the year 2017.

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

The 2014 Equity Plan provides the Compensation Committee with the discretion to grant to any participant annually any awards not to exceed 200,000 shares of Common Stock and/or any restricted stock or restricted stock units that are not subject to the achievement of a performance target or targets covering more than an aggregate of 150,000 shares.  The plan was amended on June 2, 2016 to increase the number of shares of the Company’s Common Stock that are available for awards that may be granted under that plan, from 660,750 to 910,750, of which 245,750 remained available for issuance as of September 30, 2016.  Additionally, option awards will be available for grants to the executive officers and non-employee directors as well as other key employees, except that non-employee directors are eligible to receive only awards of non-qualified stock options.

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

On January 29, 2016, the Compensation Committee recommended and the Board of Directors (or the “Board”) approved a performance bonus of $168,750 to Mr. Ramadan, our Chief Executive Officer, pursuant to his achievement of certain pre-set operational and financial targets.  In addition, he was also granted, pursuant to the Company’s 2014 Equity Plan, five-year stock options to purchase 75,000 shares of Common Stock that vest in four equal parts, with the

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(All monetary figures in thousands, except for exchange rate and share and per share data)

options to acquire 18,750 shares vesting immediately upon the date of grant and options to acquire 18,750 shares vesting subsequently upon each anniversary of the grant date.  The exercise price of all these options was initially set at $2.59 per share, the closing stock price on the date of grant, and will escalate by 4.0% annually on each anniversary date.  The fair value of the grant was approximately $78, or $1.04 per option.

On June 2, 2016, the Compensation Committee recommended and the Board approved five-year stock option grants to eight KMEs, of an aggregate of 340,000 shares of Common Stock, pursuant to the Company’s 2014 Equity Plan.  These options vest in four equal parts, with the first portion vesting immediately upon the date of grant and remaining equal portions vesting subsequently upon each anniversary of the grant date.  The exercise price of all these options was set at $3.50 per share, the closing stock price on the date of grant, and will escalate by 4.0% annually on each anniversary date.  The fair value of the entire grant was approximately $382, or $1.12 per option.

401(k) Plan - The Company maintains a contributory 401(k) plan.  This plan is for the benefit of all U.S.-based, eligible corporate employees, who may have a portion of their salary withheld, not to exceed the maximum federally allowed amount.  The Company makes an employer-matching contribution of 60 cents for each employee dollar contributed.

2016 Profit Sharing Plan  The 2016 Profit Sharing Plan (the “PSP”) was recommended by the Compensation Committee of the Board and approved by the Board of Directors on February 26, 2016.  The 2016 Profit Sharing Plan permits eligible KMEs to share in the pre-tax profits of the Company.  The profit sharing plan provides for an incentive payout, the pool amount of which is based on 15.0% of the Company’s earned consolidated annual income before taxes.  This pool is to be distributed according to the percentage of each KME’s annual salary as a ratio to the total of all salaries of participating KMEs. TWC accrued $815 and $580 for the nine months ended September 30, 2016 and 2015, respectively, toward the PSP pool. Each KME is required, pursuant to the terms of the PSP, to defer 50% of his or her annual profit sharing award, if attained, into the Deferred Compensation Plan.

2016 Individual Performance Plan  The 2016 Individual Performance Plan (the “2016 IPP”) was recommended by the Compensation Committee of the Board and approved by the Board of Directors on February 26, 2016.  The 2016 IPP provides for incentive payout, based on each KME’s personal performance throughout the operating year, relative to pre-set performance criteria. The 2016 IPP bonuses will be incurred and paid in March 2017.

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

The Company adopted the Deferred Plan with the intention that it shall at all times be characterized as a “top hat” plan of deferred compensation maintained for a select group of management, as described under the Employee Retirement Income Security Act of 1974 (“ERISA”) Sections 201(2), 301(a)(3) and 401(a)(1).  The Deferred Plan is required at all times to satisfy Section 409A of the Internal Revenue Code.  Pursuant to a participant’s election, the unfunded Deferred Plan obligations are payable in the form of Common Stock (and cash for fractional shares) upon the earlier of:  (i) a designated, in-service distribution date which must be a minimum of three  years from the year of the first deferral; (ii) separation from service; (iii) disability; (iv) change in control of the Company; or (v) death.  A participant’s election form must specify whether the payments will be made by lump sum or by installments, and the number of annual installments (with a minimum of two and a maximum of five installments).  For the nine months ended September 30, 2016 and 2015, $500 and $401 was deferred in the Deferred Plan, respectively.

Taxing Jurisdiction - Czechia and Germany currently have a number of laws related to various taxes imposed by governmental authorities.  Applicable taxes include corporate income tax, VAT, and payroll (social) taxes, and, in the case of Czechia, gaming taxes. Tax declarations, together with other legal compliance areas (e.g. customs and currency control matters) are subject to review and investigation by a number of governmental authorities in each country in

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(All monetary figures in thousands, except for exchange rate and share and per share data)

which TWC operates, which are enabled by law to impose fines, penalties and interest charges, and create tax risks in such countries. Management believes that it has adequately provided for all of its Czech and German tax liabilities. (See also Note 3(l) “Czech Gaming Taxes” and Note 3(m) “Income Taxes” above).

Legal Proceedings - The Company is sometimes subject to various contingencies, the resolutions of which, its management believes, will not have a material adverse effect on the Company’s consolidated financial position or results of operations.  TWC was not involved in any material litigation as of September 30, 2016, or through the date of this filing.

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

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(All monetary figures in thousands, except for exchange rate and share and per share data)

Below is a presentation of the reporting segments:

	Three Months Ended September 30, 2016				Three Months Ended September 30, 2015
Operations by Segment (Unaudited)	Casino	Hotel	Corporate	Consolidated	Casino	Hotel	Corporate	Consolidated

Total revenues	$11,968	$1,191	$—	$13,159	$9,369	$1,159	$—	$10,528
Costs and expenses:
Cost of revenues	(6,360)	(642)		(7,002)	(4,786)	(663)		(5,449)
Depreciation and amortization	(332)	(169)	(3)	(504)	(334)	(168)	(2)	(504)
Selling, general and administrative	(1,634)	(329)	(1,066)	(3,029)	(1,776)	(517)	(711)	(3,004)
Interest expense	(1)	(59)	—	(60)	(1)	(68)	—	(69)
Total costs and expenses	(8,327)	(1,199)	(1,069)	(10,595)	(6,897)	(1,416)	(713)	(9,026)
Income (loss) before foreign income taxes	3,641	(8)	(1,069)	2,564	2,472	(257)	(713)	1,502
Foreign income taxes	(653)			(653)	(336)			(336)
Net income (loss)	$2,988	$(8)	$(1,069)	$1,911	$2,136	$(257)	$(713)	$1,166

	Nine Months Ended September 30, 2016				Nine Months Ended September 30, 2015
Operations by Segment (Unaudited)	Casino	Hotel	Corporate	Consolidated	Casino	Hotel	Corporate	Consolidated

Total revenues	$35,244	$3,517	$—	$38,761	$27,241	$2,545	$—	$29,786
Costs and expenses:
Cost of revenues	(18,991)	(1,906)		(20,897)	(14,080)	(1,312)		(15,392)
Depreciation and amortization	(992)	(688)	(10)	(1,690)	(991)	(347)	(7)	(1,345)
Selling, general and administrative	(5,097)	(958)	(3,440)	(9,495)	(5,639)	(1,125)	(2,907)	(9,671)
Interest expense	(2)	(183)	—	(185)	(2)	(138)	—	(140)
Other income						149		149
Total costs and expenses	(25,082)	(3,735)	(3,450)	(32,267)	(20,712)	(2,773)	(2,914)	(26,399)
Income (loss) before foreign income taxes	10,162	(218)	(3,450)	6,494	6,529	(228)	(2,914)	3,387
Foreign income taxes	(1,969)	—	—	(1,969)	(988)	—	—	(988)
Net income (loss)	$8,193	$(218)	$(3,450)	$4,525	$5,541	$(228)	$(2,914)	$2,399

Selected Balance Sheet	At September 30, 2016				At December 31, 2015
Data by Segment (Unaudited)	Casino	Hotel	Corporate	Consolidated	Casino	Hotel	Corporate	Consolidated

Property and equipment, net	$24,847	$12,110	$794	$37,751	$24,513	$11,829	$780	$37,122
Goodwill	5,009	134	—	5,143	4,885	131	—	5,016
Other assets, excluding property and equipment and goodwill	16,640	1,130	605	18,375	11,117	1,245	739	13,101
Total assets	$46,496	$13,374	$1,399	$61,269	$40,515	$13,205	$1,519	$55,239

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

In Germany, TWC owns and operates two hotels.  The Hotel Columbus, a four-star 117-room hotel, is located in Seligenstadt, Germany, near Frankfurt.  The Hotel Columbus has six hotel competitors in the Seligenstadt area and surrounding region that it serves, four of which are privately-owned and two of which are part of German hotel chains.   The second hotel, Hotel Freizeit Auefeld, is a four-star 93-room hotel, with extensive meeting space and recreational amenities located in Hannoversch Münden (“Hann. Münden”), Germany.  The Hotel Freizeit Auefeld is the largest hotel in Hann. Münden and no hotel chains are represented in our market.  However, Hotel Freizeit Auefeld does compete with eight smaller, privately-owned hotels in the Hann. Münden area.

New Gambling Acts and their Impact

On June 7, 2016, the President of Czechia signed the 2017 Gambling Act (186/2016 Coll.) (the “Gambling Act”) and the 2017 Gambling Tax Act (187/2016 Coll.) (the “2017 Gambling Tax Act”) (collectively referred to as the “Gambling Acts”).  The Gambling Acts became law on June 15, 2016, when they were published in the official Collection of Laws, maintained by the Czech Ministry of the Interior.  The 2017 Gambling Tax Act, which is due to take effect on January 1, 2017, will raise the gaming tax rate on technical game (i.e. slot machine or electromechanical roulette or dice) revenues to a “minimum tax,” will raise the tax rate from 28% to 35%, and eliminate the per diem fixed fee of Kč 80 (approximately $3.30) on each slot machine.  The 2017 Gambling Tax Act introduces a “minimum tax” on technical games which amounts to the product of the sum of all gambling positions of individual approved terminal devices (such as slot machines, electromechanical roulette and dice machines) and referred to in the permit for the location of the gambling premises and the amount of Kč 9,200 (approximately $380).  Therefore, if the aggregate tax amount collected from the 35% gaming tax on technical game revenues is lower than the computed “minimum tax,” then the casino operator must pay the “minimum tax” and not the aggregate tax amount collected from the 35% gaming tax.  Otherwise, if the aggregate tax amount collected from the 35% gaming tax on technical game revenues is greater than the computed “minimum tax,” then the casino operator need only pay the aggregate tax amount collected from the 35% gaming tax and not the “minimum tax.”  The gaming tax rate on live game (i.e. cards, roulette or dice) revenues will remain unchanged at 23%.  Further, the 2017 Gambling Tax Act modifies the tax revenue allocation between the federal government and local municipalities.  A summary table of the 2017 Gambling Tax Act is shown below:

2017 Gambling Tax Act
(in actual amounts)	(Effective from January 1, 2017)
Live Games	23% gaming tax from revenue earned from live games (70% of tax allocated to the federal government; 30% of tax allocated to the local municipality).

Slot and other technical games

The greater of either: (a) the aggregate amount collected from 35% gaming tax from revenue earned from slot and other technical games (35% of tax allocated to the federal government; 65% of tax allocated to the local municipality), or (b) a "minimum tax," calculated as the product of the sum of all gambling positions of individual approved terminal devices referred to in the permit for the location of the gambling premises times Kč 9,200 (approximately $380).

The 2017 Gambling Act introduces many new changes, requirements and conditions, that will take effect at various times in the future, some taking effect on the date of enactment, some on January 1, 2017 and certain provisions taking effect upon the renewal of the casino operator’s gambling licenses.  Although TWC’s 10-year gambling license expires in September 2018, and its slot operating one-year license expires at the end of 2017, the Company has begun to take steps to conform to these requirements for when it applies for its slot and other technical game license, which is due to expire at the end of 2017.  The Company is also awaiting the Czech Ministry of Finance’s (“MOF”) final interpretation of these new measures, some of which were clarified in August 2016 and others are awaiting further clarifications from the MOF.  The notable changes and requirements are as follow (all figures in the following section are in stated actual amounts, not in thousands):

•

Upon the effective date of the Gambling Act, any gambling operator may apply for a gambling license if it meets all of the following conditions, having: (i) an office in Czechia, in another European Union Member state or in a state that is a party to the Agreement on the European Economic Area; (ii) an organizational chart that sets clear and comprehensive definitions of jurisdictions and decision-making powers; (iii) an established board of directors or similar control body; (iv) equity of at least of €2,000,000 ($2.2 million); (v) a transparent and unobjectionable origin of its financial resources; and (vi) transparent ownership structure.  During the licensing process, confirmation of corporate ownership of the Czech entity and required documents (e.g. criminal and tax records, etc.) from all members of the board of directors and representative from all levels of the company structure must be furnished to the MOF.  TWC is currently preparing a list of the required documentation to submit for its slot and technical game license renewal at the end of 2017.

•

A basic, general gambling license will be issued for a maximum of six (6) years and a gambling license for each location at which live game and technical game operations will be conducted (will be issued from local municipality councils) for a maximum of three (3) years. (Previously, the MOF general gambling licenses for live games have been issued for ten (10) years and for one (1) year for technical games). Licenses can be issued and/or renewed if the Company meets the following pre-existing conditions:  (i) maintains a clean criminal record and all necessary certifications; (ii) pays its taxes on time; (iii) stays in good standing; and, (iv) confirms its ability to comply with all technical and supervisory standards required by the new law.  As of September 30, 2016 and the date hereof, TWC was and is in full compliance with these conditions.

•

Individual municipalities and their local councils will be entitled to issue decrees to prohibit or restrict gambling operations, to set permissible hours of gambling operations and designate locations of operations within their respective jurisdictions.  Previously, municipalities, by decree, have been allowed to ban gambling operations or set the locations of gambling operations within their respective jurisdictions.  As of September 30, 2016 and the date hereof, TWC was and is in good standing with all of the municipalities in which it operates.

•

Gambling operations will not be permitted in certain premises such as schools, children’s leisure facilities, health and social care facilities, churches or religious societies.  As of September 30, 2016 and the date hereof, TWC’s existing casinos were and are in full compliance with this requirement.

•

Gambling operators will be required to follow certain self-restricting measures put in place by individual players.  For instance, an operator must create an individual account for each player, which the player can use to manage his/her gaming expenditures and frequency of play, including a maximum number of casino visits per month.  These accounts must also allow players to set individual limits on gambling activities, including setting  maximum bets per day or per calendar month or a maximum amount of net loss per day or per calendar month. Each customer’s identity must be checked against the MOF’s central database of individuals excluded from the participation of gambling (black-listed).  For expats, the individual account would be valid for only 90 days, following which a reapplication would be required to setup the account.  Some of these provisions will not become effective until one year after the MOF has set up their central database, but the self-restriction provisions will become effective immediately after new licenses are obtained.  In order to meet these self-restricting measures, the Company will implement a new casino management system, that is currently been evaluated and tested by local management and will be implemented prior to September 2017.

•

Gambling operators  will also be required to bar from entry individuals flagged by the MOF and registered in its central database as black-listed or noted as being “destitute” and on public assistance, bankrupt, are subject to an order banning them from gambling under Czech criminal law or are a compulsive gambler. No one under age 18 will be allowed on the casino floor.  As of September 30, 2016 and the date hereof, TWC was and is in full compliance with this requirement.

•

Gambling operators will not be able to provide for free, or at a reduced price, any benefits to a player, including food, beverages, tobacco products or “stimulating substances.”  TWC anticipates that it will be in compliance with this requirement when its slot and technical license renewal application is approved during Autumn 2017.

•

Gambling operators will be required to post a sign on each technical game warning that gambling is “harmful,” advising of the amount of the player’s net losses and how long the player has been playing, with a requirement that there be a 15 minute break every 2 hours of play.  TWC anticipates that it will be in compliance with this requirement when its slot and technical license renewal application is approved during Autumn 2017.

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
•

Maximum bets for technical games will be increased to Kč 1,000 (about $41) from the current amount of Kč 675 (about $28) and maximum win (or jackpot) per slot machine will be decreased to Kč 500,000 (approximately $20,500) from the current amount of Kč 675,000 (approximately $27,700).  Slot and electromechanical machine vendors/suppliers will be required to incorporate these limit changes to all slots and technical games that they sell/service to the casinos.  Further, a new anti-money laundering regulation imposes a maximum daily transaction of €10,000 on purchases and/or cash transactions.  Any slot jackpot payouts exceeding this limit on any given day, can only be paid either directly to the player’s bank account or in two per diem payments where the player can pickup the remainder amount on the following day.  TWC anticipates that it will be in compliance with this requirement when its slot and technical license renewal application is approved in Autumn 2017.

•

Casinos must have a minimum of three live games tables and 30 technical games available during operating hours. For each live game table, a casino may operate an additional 10 slot or technical game machines.  If a casino has more than 10 live game tables, there is no limit on number of slot or technical game machines permitted.  All of TWC’s existing casinos each have more than 10 live game tables in operation, thereby are already in full compliance with this requirement.

•

A gaming bond equal to Kč 10 million (approximately $410,000) will be required to be paid for a casino operator to the MOF for each casino unit. For operators owning multiple casinos, a minimum bond of  Kč 20 million (approximately $820,000) is required, up to a maximum of Kč 50 million ($2.0 million) for any licensee, regardless of the number of casinos owned and operated.  Previously, only one gaming bond of Kč 22 million ($900,000) was required, which is used for the existing licenses.   When TWC renews its gaming license, it will have to provide a new gaming bond of Kč 30 million ($1.2 million), to meet the new bond requirements for its three casinos, resulting in a net increase of Kč 8 million (approximately $330,000) from its existing bond.  However, a casino operator cannot access the funds underlying the old bond until the expiration of one year after the termination of the old bond.  Therefore, the casino operator must initially pledge additional funds to secure the new bond requirement, which for TWC, will amount to Kč 30 million ($1.2 million). TWC will make the additional bond payment upon its license renewal application.

•

Any marketing advertisements, beginning January 1, 2017, must have a written warning label in the Czech language about the damage gambling can do to participants and that participants must be older than 18 years of age.

•

Failure to comply with the new Gambling Act could result in a misdemeanor punishable by fines up to Kc 1,000,000 (approximately $41,000) or an administrative offense punishable by an injunction against the violative practice, fines up to Kc 50,000,000 ($2.0 million) and/or asset forfeiture to, or confiscation by, the government.

The Company currently estimates that if the 2017 Gambling Tax Act were in effect for the full year ended December 31, 2016, it would have resulted in an annual reduction of approximately $1.3 million to the Company’s consolidated earnings before income taxes, assuming all other factors remained constant.  The total impact of the 2017 Gambling Act cannot be quantified or estimated pending the interpretation of these measures by the MOF and their eventual implementation into the Company’s gambling operations.

Exchange Rates

Due to the fact that the Company’s operations are located in Europe and principally in Czechia and Germany, TWC’s financial results are subject to the influence of fluctuations in foreign currency exchange rates.  For our Czech operations, the revenue generated is generally denominated in euros (“EUR” or “€”) and the expenses incurred by these facilities are generally denominated in korunas (“CZK” or “Kč” ).  For our German hotel operation, the revenue generated and expenses incurred are primarily denominated in EUR.  As our primary reporting subsidiary, Trans World Hotels & Entertainment a.s. (“TWH&E”), is a Czech entity, all revenues and expenses, regardless of sources of origin (including that of Hotel Columbus and Hotel Freizeit Auefeld, which are owned by TWH&E through its wholly-owned German subsidiary, Trans World Hotels Germany GmbH (“TWHG”)), are recognized in the Czech currency and translated to U.S. dollars (“USD” or “$”) for reporting purposes.  A substantial change in the value of either of these currencies in relation to the value of the USD would have an impact on the results from our operations when translated into USD.  We do not hedge our foreign currency holdings or transactions.

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

The consolidated balance sheet totals of the Company’s foreign subsidiaries at September 30, 2016 and December 31, 2015 were converted to USDs using the Czech central bank exchange rates, as reported at www.cnb.cz, and for information only, the USD to EUR interbank exchange rates, as reported at www.oanda.com, both of which are depicted in the following table:

As Of	USD	CZK	EUR
September 30, 2016	1.00	24.210	0.892
December 31, 2015	1.00	24.824	0.917

The appreciation of the daily exchange rate of the CZK from December 31, 2015 of 24.824 to September 30, 2016’s daily rate of 24.210 was 2.5% and slightly enhanced our consolidated balance sheet at September 30, 2016, as presented in USD.

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

RESULTS OF OPERATIONS

Performance Measures and Indicators

In discussing the consolidated results of operations, we may use or refer to performance measures and indicators that are common to the gambling industry, such as: (i) total live game drop, the dollar value of gaming chips purchased in a given period; (ii) live game drop per head (“DpH”), the per guest average dollar value of gaming chips purchased for cash; (iii) daily income per slot machine; (iv) net win, the difference between gaming wagers and the amount paid out to wagering patrons; (v) win percentage (“WP”), the ratio of net win over total drop; (vi) occupancy rate, the number of rooms sold divided by the number of rooms available; (vii) average daily rate (“ADR”), the average of room rental rates paid per day; and (viii) revenue per available room for rent (“RevPAR”), revenue generated per available room.  These measures are “non-GAAP financial measures.”  All figures are not in thousands, unless noted otherwise.

Review of the Consolidated Interim Results of the Company:

Three Months Ended September 30, 2016 and 2015:

	Three Months Ended September 30,
(in thousands)	2016	2015	Variance $	Variance %
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues, by reporting segment:
Casino	$11,968	$9,369	$2,599	27.7%
Hotel	1,191	1,159	32	2.8%
Total revenue	13,159	10,528	2,631	25.0%

Operating expenses:
Casino	6,360	4,786	1,574	32.9%
Hotel	642	663	(21)	(3.2)%
General and administrative	1,963	2,293	(330)	(14.4)%
Corporate expenses	1,066	711	355	49.9%
Depreciation and amortization	504	504	—	—%
Total operating expenses	10,535	8,957	1,578	17.6%

Operating income	2,624	1,571	1,053	67.0%

Interest expense	(60)	(69)	9	(13.0)%

Income before foreign income tax	2,564	1,502	1,062	70.7%

Foreign income taxes	(653)	(336)	(317)	94.3%

Net income	$1,911	$1,166	$745	63.9%

For the quarter ended September 30, 2016, we generated total revenue of approximately $13.2 million, a 25.0%, or $2.6 million, increase, from the $10.5 million from for the same quarter a year ago, resulting largely from the revenues achieved at our casinos.  The casino revenue was supported by an 8.7% increase in consolidated attendance, a 2.6 percentage point increase in WP, a 10.2% increase in DpH, as well as a double-digit increases of 30.6% and 29.7% in both live game and slot revenues, respectively, when compared with the prior year’s third quarter, due to a stronger and more frequent presence of high-stake players.

For the third quarter of 2016, our hotel segment, comprised of Hotel Columbus and Hotel Freizeit Auefeld, generated a combined total revenue of approximately $1.2 million, of which approximately 34.8% was from food and beverage (“F&B”) operations.  The hotel segment achieved a consolidated occupancy rate of 49.4% with an ADR of $77.39, compared with an consolidated occupancy rate of 50.4% and an ADR of $72.50 for the prior year’s third quarter, deriving more business from the transient and small group markets.

Casino operating expenses were up by approximately $1.6 million, or 32.9%, largely due to higher volume-based expenses and increased gaming tax expenses, from an effective rate of 20.9% to 27.6% of gaming revenues (See Note 3(l) – “Czech Gaming Taxes” of the Notes to the Consolidated Interim Financial Statements).

General and administrative expenses decreased, due notably to the combination of lower payroll expense, from the restructuring of the KME positions in our foreign operations and to lower marketing expenditures in our casino segment.

Corporate expenses were higher than the same quarter last year, largely due to the increase in PSP accrual, as a result of stronger income achieved and to higher stock option expenses.

Depreciation and amortization expense was flat compared to the third quarter a year ago.

Operating income rose by approximately $1.1 million, or 67.0%, largely due to strong revenue generated by our casinos.

The interest expense of $60,000 for the third quarter of 2016 was from three loans: i) the bank loan from Bank Sparkasse Seligenstadt for the acquisition of Hotel Columbus; ii) the bank loan from Bank Sparkasse Hann. Münden for the acquisition of Hotel Freizeit Auefeld; and iii) a seller-financed loan for the acquisition of Hotel Freizeit Auefeld.

Our effective income tax rate for the quarter ended September 30, 2016 was approximately 25.5%, or a foreign income tax provision of $653,000, versus 22.4%, or $336,000 for the comparable quarter last year.  We do not expect any income tax liability for the hotel segment, due to the cumulative net operating loss to date this year, and there was none in the prior year’s third quarter due to a net loss.

Thus, we achieved net income of $1.9 million, which was 63.9%, or $745,000, higher than the net income of approximately $1.2 million from the same quarter a year ago.

Nine Months Ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
(in thousands)	2016	2015	Variance $	Variance %
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues, by reporting segment:
Casino	$35,244	$27,241	$8,003	29.4%
Hotel	3,517	2,545	972	38.2%
Total revenue	38,761	29,786	8,975	30.1%

Operating expenses:
Casino	18,991	14,080	4,911	34.9%
Hotel	1,906	1,312	594	45.3%
General and administrative	6,055	6,764	(709)	(10.5)%
Corporate expenses	3,440	2,907	533	18.3%
Depreciation and amortization	1,690	1,345	345	25.7%
Total operating expenses	32,082	26,408	5,674	21.5%

Operating income	6,679	3,378	3,301	97.7%

Interest expense	(185)	(140)	(45)	32.1%
Other income		149	(149)	(100)%

Income before foreign income tax	6,494	3,387	3,107	91.7%

Foreign income taxes	(1,969)	(988)	(981)	99.3%

Net income	$4,525	$2,399	$2,126	88.6%

For the nine months ended September 30, 2016, we generated total revenue of approximately $38.8 million, a 30.1%, or approximately $9.0 million, increase from the approximately $29.8 million for the first nine-month period a year ago, resulting largely from the strong positive business volume momentum that continued to drive the revenues achieved at our casinos, coupled with the additional revenue from our hotel segment.  In the prior year’s first nine months, only four months of revenues of Hotel Freizeit Auefeld were included as it was acquired as of June 1, 2015.  The casino revenue was supported by a combination of 8.2% and 13.9% increases in live game and slot game attendances, respectively, by a 11.1% increase in DpH and a 0.8 percentage point increase in WP, when compared to the prior year’s first nine-month period.  Live game and slot revenues increased by 25.3% and 34.3%, respectively, over the same period a year ago.  This business improvement was in large part due to the consistent high level of customer service provided to our patrons and effective player’s loyalty program.

For the first nine months of 2016, our hotel segment, comprised of Hotel Columbus and Hotel Freizeit Auefeld, generated a combined total revenue of $3.5 million, of which approximately 38.5% was from F&B operations.  The hotel segment achieved a consolidated occupancy rate of 47.9% with an ADR of $77.09.  The prior year’s first nine months, which included only four months of revenue from the Hotel Freizeit Auefeld had a reported consolidated occupancy rate of 48.1% and an ADR of $76.13.

Casino operating expenses were up by $4.9 million, or 34.9%, largely due to higher volume-based expenses and increased gaming tax expenses, from an effective rate of 20.9% to 27.5% of gaming revenues (See Note 3(l) – “Czech Gaming Taxes” of the Notes to the Consolidated Interim Financial Statements).  Hotel operating expenses in the prior year included only four months of operating expenses for the Hotel Freizeit, as noted above.

General and administrative expenses were down by $709,000, or 10.5%, due notably to the absence of the one-time real estate transfer tax of $206,000 in connection with the acquisition of the Hotel Freizeit Auefeld in June 2015 and to the restructuring of the KME positions in our foreign operations and lower marketing expenditures in our casino segment.

Corporate expenses were up by $533,000, or 18.3%, when compared with the same nine-month period last year, and was primarily due to increased PSP accrual related to stronger income generated and to higher sock option expenses.

Depreciation and amortization expense increased by $345,000, or 25.7%, resulting largely from the addition of assets, with the acquisition of the Hotel Freizeit Auefeld, which was acquired in June 2015.

Operating income rose by $3.3 million, or 97.7%, largely due strong revenue generated by our casinos and from additional revenue from the Hotel Freizeit Auefeld.

The interest expense of $185,000 for the first nine months of 2016 was from the aforementioned three loans, while the interest expense in 2015 included only 110 days of interest on the Bank Sparkasse Hann. Münden loans, and 60 days of interest expense on the seller loan, as an initial two-month no-interest grace period then applied.

Our effective income tax rate for the first nine months ended September 30, 2016 was approximately 30.3%, or a foreign income tax provision of approximately $2.0 million, versus 29.2%, or $988,000 for the comparable period last year.  There was no income tax liability for the hotel segment in 2016 because of a cumulative net loss arising, while in 2015 there was no income tax liability due primarily to the Hotel Freizeit Auefeld’s acquisition-related costs.

As a result, we achieved net income of $4.5 million, a significant improvement of approximately $2.1 million, or 88.6%, from the same nine-month period a year ago.

Unlike in U.S.-based casinos, visitors to our casinos are required, by Czech laws, to “check in” at the entrance reception desk, by presenting acceptable forms of picture identification, which effectively permits the Company to track the frequency of their visits and, to a limited extent, the duration of play during each visit.   As an incentive to gaming activity, we provide complimentary drinks and a free food buffet to all of our playing guests.  In addition to these general amenities, we also issue different classes of “loyalty” cards to customers who spend relatively longer periods of time playing. These cards entitle the holder and a set number of the holder’s guests, depending on the card type, to various complimentary benefits.  We also grant certain other privileges to our VIP players, at each local casino management’s discretion, such as opening a private gaming table, or extending the casino’s operating hours, and/or providing free room/hotel accommodations.  These loyalty cards are granted based on the frequency of the players’ visits and the aggregate total drop for a pre-determined number of visits.  The complimentary F&B, hotel accommodations and other player-related costs were included in the casino operating expenses, which totaled approximately $2.1 million,  or 6.1% of gaming departmental revenues, for the nine months ended September 30, 2016, versus $1.9 million, or 7.2% of gaming departmental revenues,  for the comparable period in 2015.  General gifts and giveaways, which were also recognized in the casino operating expenses, excluding VIP personal gifts, represented $653,000, or 1.9% of gaming departmental revenues, for the same nine months in 2016, compared with $550,000, or 2.1% of gaming departmental revenues, for the comparable period in 2015, the increase of which was due to higher attendance.

The VIP personal gifts, which consist primarily of granted player loyalty points, were booked as special promotion expenses in the selling, general and administrative costs, and totaled approximately $46,000 for the first nine months in 2016, versus $72,000 for the same nine months a year ago.

Our Operating Facilities:

Our free-standing casinos each offer free parking, a restaurant, lounge areas and multiple bars.

Casino Segment:

Ceska

Our Ceska Casino, which has a Frank Lloyd-Wright-inspired organic modern theme, had, as of September 30, 2016, 15 gaming tables, including seven card tables, seven roulette tables, and a 10-position, Slingshot, multi-win roulette table.  The casino also features 94 video slot machines.  In addition to the games, Ceska also offers five luxurious hotel-like guest rooms, which, when not used as courtesy accommodations for our valuable players and guests, can be rented to paying overnight guests.  The address of our Ceska casino is Ceska Kubice 64, Ceska Kubice 345 32, in the Pilsen region of Czechia.

Route 59

As of September 30, 2016, our Route 59 Casino, which has a New Orleans in the 1920’s theme, operated 25 gaming tables, consisting of twelve card tables, twelve roulette tables, and a 16-position, Slingshot multi-win roulette table, as well as 176 video slot machines, 32 of which were added on February 22, 2016.  Route 59 Casino is connected to the Hotel Savannah via a wide public-area corridor and restaurant, to permit easier access between the two operations.  Route 59 is located at 199 American Way, Hate-Chvalovice, Znojmo 669 02, in the South Moravia region of Czechia.

Route 55

Our Route 55 Casino features a “Streamline Moderne” style, reminiscent of Miami Beach in the early 1950’s.  As of September 30, 2016, the two-story casino offered 21 tables, including twelve card tables, eight roulette tables, a 16-position, Slingshot multi-win roulette table, as well as 138 video slot machines.  On the mezzanine level, the casino offers an Italian restaurant, an open buffet area, a VIP lounge, and three luxurious hotel-like guest rooms, similar to the five guest rooms at Ceska.  Route 55 is located at Grenzubergang Wullowitz, Dolni Dvoriste 382 72, in the South Bohemia region of Czechia.

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

Hotel Freizeit Auefeld

Our Hotel Freizeit Auefeld is a four-star 93-room hotel, located in Hann. Münden, Germany.  Hotel Freizeit Auefeld, which was built in 1991 and expanded with new facilities in 2001, was selected for acquisition by the Company because of its location, approximately two hours driving time from our Hotel Columbus, allowing TWC to employ one hotel director to manage both properties. The Hotel is the only full-service lodging property in the local area, and therefore has a broad target market, as it caters to both business and leisure travelers to the region.  The hotel features three F&B outlets, ten meeting rooms, an adjoining 13,000 square foot event hall, an adjoining tennis complex with four indoor courts, several additional recreation areas, and an independent townhouse comprised of one four-room unit and one six-room unit.  The ground lease rights, upon which all of the hotel’s assets stand, currently expires on March 1, 2084. The lease agreement includes both a right of first refusal buyout and renewal options in favor of TWC.  The hotel’s guest rooms were fully renovated at the end of March 2016.  The kitchen facilities were also renovated and upgraded at the end of June 2016.  Currently, the restaurant is under renovation and the dining area has been diverted to another public dining area of the hotel.  Hotel Freizeit Auefeld is located at Hallenbadstrasse 33, 34346 Hann. Münden, in the State of Lower Saxony, Germany.

Sales and Marketing

We utilize a wide range of media marketing and promotional programs in an effort to secure and enhance our competitive position in the respective markets being served and to differentiate our product and services from our competitors.  With respect to our Czech casinos, we maintained and enhanced our marketing and promotional programs for our casinos, focusing primarily on internal and customer-oriented loyalty reward programs and greater use of social media and digital communication methods.  We reduced our marketing and promotional activities, mainly in player raffles and lotteries that involved large monetary prizes in conformance to the recent dictates of the Ministry of Finance.  As such, we strive to provide more live entertainment and shows, in an ongoing effort to secure and enhance our competitive position in the markets that we serve. The casinos’ event calendars concentrate on key, player-tested, popular events and holidays, while simultaneously focusing on higher player-incentive games designed to reward existing players with redeemable points via our player’s loyalty program, and thereby promote customer loyalty.  Furthermore, we aggressively target key cities in our media campaigns, most notably Vienna and Linz in Austria, and Regensburg in Germany as well as the areas surrounding these cities, all of which are within driving distance of our casinos.  In Germany, in addition to completing the product improvements at Hotel Freizeit Auefeld, we implemented in early 2016 a dynamic sales strategy that includes the use of an outside company that provides lead sourcing and sales support as a complement to our in-house team, which we expect to help fuel occupancy growth in our two hotels in Germany.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2016, we had a working capital surplus of approximately $9.4 million, an increase of $5.4 million, from the working capital surplus of $4.0 million at December 31, 2015.  Net cash provided by operating activities for the nine months ended September 30, 2016 was approximately $6.8 million versus approximately $3.3 million for the same prior year period.  The increase in cash provided by operating activities was due in large part to stronger net income earned, the increase in gaming tax accruals and higher depreciation expense, that, in aggregate, were partially offset by reductions in accounts payable and foreign income tax accrual.  Net cash used in investing activities of approximately $1.4 million consisted largely of the renovation costs to the rooms, kitchen facilities and public areas at the Hotel Freizeit Auefeld, and other capital improvements at our casino properties, partially offset by proceeds from disposal of assets.  Net cash used in financing activities of $415,000 consisted of the principal payments on the Hotel Columbus’s Bank Sparkasse Seligenstadt loan, on the Hotel Freizeit Auefeld’s Bank Sparkasse Hann. Münden loan and on the Hotel Freizeit Auefeld’s seller loan.

We are obligated under various contractual commitments over the next five years.  We have no off-balance sheet arrangements.  The following is a five-year summary of our contractual commitments as of September 30, 2016:

(in thousands, except in the footnotes)		Within	Years	Years
Contractual Obligations	Total	1 Year	2 - 3	4 - 5	Thereafter

Long-term, secured debt, foreign (1)	$7,822	$568	$1,189	$1,264	$4,801
Slot machine leases (2)	474	474
Operating and other capital leases (3)	357	103	202	52
Ground lease (4)	1,928	29	58	58	1,783
Employment agreements (5)	790	340	450
Total contractual obligations	$11,371	$1,514	$1,899	$1,374	$6,584

(1)

Includes the remaining principal balances of (i) the €3.6 million, or $3.9 million, Bank Sparkasse Seligenstadt Loan for the Hotel Columbus acquisition, a 15-year commercial loan with a fixed interest rate of 3.1% for the first ten years, followed by a prevailing market-based fixed interest rate for this type of loan for the remainder of the term; (ii) Bank Sparkasse Hann. Münden Loan of approximately €2.0 million, or $2.2 million, with 2.99% annual interest, fixed for 10 years, followed by a prevailing market-based fixed interest rate for this type of loan for the remainder of the term, and amortization over 15 years; and (iii) a seller loan of €2.2 million, or approximately $2.4 million, with terms of 3.0% annual fixed interest and amortization over 10 years.

(2)	Based on a total of 404 leased slot machines as of September 30, 2016. These slot leases can be terminated at any time with a 3-month payment penalty.
(3)	Includes a long-term lease for corporate office space and capital leases.
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

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Exchange Act Rule 13a-15(e), which is designed to provide reasonable assurance that information, which is required to be disclosed in our reports filed pursuant to the Exchange Act, is accumulated and communicated to management in a timely manner. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and we are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.  At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including Mr. Hung D. Le, our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, Mr. Le concluded that, as of the date of such evaluation, our disclosure controls and procedures were effective.  We made no changes in our internal controls over financial reporting during the third quarter of 2016 that materially affected, or are likely to materially affect, our internal controls over financial reporting.  Further, our management assessed the effectiveness of our internal controls over financial reporting as of September 30, 2016.  Based on this assessment, management believes that, as of September 30, 2016, our internal controls over financial reporting were effective.

PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

We are often subject to various contingencies, the resolutions of which, our management believes will not have a material adverse effect on our consolidated financial position or results of operations.  We were not involved in any material litigation as of September 30, 2016, or through the date of this filing.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 8, 2016, upon achieving the designated earnings per share targets pursuant to the terms of his July 2005 restricted stock grant, Mr. Rami Ramadan, the Company’s Chief Executive Officer, was issued 25,000 shares of the Company’s Common Stock.  As this was a compensatory stock grant, there wre no proceeds to the Compnay.

ITEM 5.OTHER INFORMATION

None.

ITEM 6.EXHIBITS

Reference is made to the Exhibit Index hereinafter contained.

TRANS WORLD CORPORATION
EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

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

101

The following financial information from Trans World Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2016, filed with the SEC on November 7, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income and Comprehensive Income (Loss) for the nine and three months ended September 30, 2016 and 2015 (unaudited), (ii) the Consolidated Balance Sheets at September 30, 2016 (unaudited) and December 31, 2015, (iii) the Consolidated Statement of Cash Flows for the nine months ended September 30, 2016 and 2015 (unaudited), and (iv) Notes to Consolidated Interim Financial Statements (unaudited).*

*Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS WORLD CORPORATION

Date: November 7, 2016	By:	/s/ Hung D. Le
Chief Financial Officer
(Principal Financial and Accounting Officer)