Form 10-K
period 2016-12-31
TRANS WORLD CORP
filed 2017-03-08
CIK 914577

kkkkkkkkks€

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer (Do not check if a smaller reporting company) ☐
Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐ NO ☒

The aggregate market value of the Common Stock of the Registrant held by non-affiliates as of June 30, 2016, based upon the average bid and asked price of $3.70 as reported on the OTCQB on that date, was $3,713,786.00.  As of March 7, 2017, there were 8,854,011 shares of Common Stock of the Registrant deemed outstanding.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  YES ☐ NO ☐

Documents incorporated by reference: Portions of the definitive Proxy Statement prepared for the 2017 Annual Meeting of Stockholders are incorporated by reference into Part II and III of this Form 10-K.

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

All references to “$” or “USD” means U.S. dollars, “€” or “EUR” means euros, and “Kč” or “CZK” means Czech korunas.  Unless noted otherwise, all USD equivalents of foreign currency amounts are converted at the year-end, December 31, 2016 exchange rates.

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

In 1998, we revised our operating strategy by shifting our focus to the casino market in Europe.  Furthermore, as a means of diversification of our business, we have also expanded our growth strategy to develop and/or acquire small-to-mid-size hotels of 80-250 rooms located in or near key metropolitan and resort areas in Europe, which may also include gambling operations.

Today, we own and operate three full-service casinos and four hotels, three of which are four-star rated and one is three-star rated, as per the ratings from the German Hotel and Restaurant Association for our German-based hotels and the Czech Association of Hotels and Restaurants for our Czech-based hotel.  Our European operating units are organized under two reportable segments: a casino segment and a hotel segment.

Our casinos are all in the Czech Republic (also “CZ” or “Czechia”) and are part of the casino segment, located in Ceska Kubice (“Ceska”), Hate (“Route 59”), and Dolni Dvoriste (“Route 55”). The Czech casinos, which conduct business under our registered brand name, American Chance Casinos (“ACC”), are situated at border locations and draw the majority of their customers from Germany and Austria.

ACC’s operating strategy centers on differentiating its products and services from its direct competitors.  We operate our establishments with an emphasis on high customer service and attention to details.  We strive to create gambling environments with casual and exciting atmospheres, highlighting entertainment, state-of-the-art equipment, and professionalism.

Our hotels include the Hotel Savannah and Spa, a 77-room, four-star deluxe hotel, located in Hate, Czechia, and is part of our casino segment as it is physically attached to our Route 59 casino; the Hotel Columbus, a 117-room, four-star property located in Seligenstadt, Germany; the Hotel Freizeit Auefeld, a 93-room four-star hotel located in Hannoversch Münden (“Hann. Münden”), Germany; and the recently acquired Hotel Kranichhöhe, a 107-room three-star hotel located in Much, Germany (see below for more details). All three German hotels comprised our hotel segment.

Two of our units, the Hotel Savannah and Spa and the Route 59 casino, operate as complementary businesses and are referred to jointly herein as the “Route 59 Complex.”  In addition to the gaming area, guest rooms, and the spa, which is operated by an independent contractor, the Complex features eight banquet halls for meetings and special events as well as two full-service restaurants and two bars.

On December 21, 2016, TWHG acquired the Lindner Sport & Aktivhotel Kranichhöhe, and subsequently rebranded the hotel as the Hotel Kranichhöhe, a 107-room hotel with extensive meeting space and recreational amenities located in Much, Germany, for a purchase price of €4.9 million, or $5.3 million at the acquisition date.  The assets acquired by TWHG include: the hotel building and its contents; three food and beverage outlets; 18 meeting rooms; a wellness center and spa; a fitness center with an indoor swimming pool; an adjoining tennis complex with two indoor courts and two outdoor courts; and a beach volleyball court.  The new hotel is located approximately two hours driving time from the Company’s Hotel Columbus in Seligenstadt, near Frankfurt, and three hours driving time from its Hotel Freizeit Auefeld in Hann. Münden.  We intend to invest approximately $1.6 million in 2017 to update and partially renovate the hotel, with the objective of upgrading it to a four-star hotel.

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

Market Overview and Competition

Historically, casinos in Germany and Austria have been characterized by formal atmospheres and a sense of exclusivity.  While this dynamic has changed across Europe over time, ACC was at the forefront of the movement towards more relaxed casino atmospheres.  This, coupled with our emphasis on integrating live entertainment into the gambling experience and creating strong customer loyalty programs, allowed us to become a preferred alternative for many of our patrons.  Further, we have established ACC as a reputable casino company in Czechia through our more than fifteen years of high service standards, consistent professionalism and strict adherence to all local gaming regulations.

As of December 31, 2016, five casinos operate in direct competition with our Ceska casino.  Each of our Route 59 and Route 55 casinos currently has two direct competitors.  Some of these competitors are larger and have financial and/or other resources that are greater than ours.

While we do not consider our gambling business to be seasonal, it is occasionally impacted by extreme weather conditions and major sporting events, such as the FIFA World Cup (“World Cup”) and the UEFA Euro Cup (“Euro Cup,”), which have and can negatively impact attendance at our casinos.  See also Item 1A “Risk Factors — Climate impact.”

We compete for guests based primarily on brand name recognition and reputation, location, customer satisfaction, quality of service, amenities, quality of the gaming experience, quality of our accommodations,  room rates, security and the ability to earn and redeem loyalty program points.  We believe that increased gambling in other locations in or near the markets areas in which we operate, and the increase in popularity of internet gambling, could create additional competition for us and could adversely affect our casino operations and development plans.  Further, the gaming industry in Eastern Europe faces competition from a variety of sources for discretionary consumer spending, including spectator sports and other entertainment and gaming options. Competitive gambling activities include traditional casinos, video lottery terminals, state-sponsored lotteries and other forms of legalized gaming. We anticipate competition in this area will become more intense as the industry consolidates and new web-based ventures enter the industry.

With respect to our hotel segment, in Germany, our Hotel Columbus has six hotel competitors in the Seligenstadt area and surrounding region that it serves, four of which are privately-owned and two of which are part of German hotel chains.  Our Hotel Freizeit Auefeld is the largest hotel in Hann. Münden and no hotel chains are represented in that market.  However, Hotel Freizeit Auefeld does compete with eight smaller, privately-owned, hotel competitors in the Hann. Münden area. Our recently acquired Hotel Kranichhöhe has no direct major competitors in the city of Much or in the surrounding areas.

Owing to our quality product, adherence to high standards of hospitality and customer service, professionalism and strict compliance with all local hotel regulations and governances, we believe that we can compete effectively with these hoteliers.

Costs and Effects of Environmental Compliance

We incurred no material costs or effects due to environmental compliance for the years ended December 31, 2016 and 2015.

Research and Development

The Company does not engage in research and development other than internal market research for general business development, does not account for research expenditures separately under generally accepted accounting principles, and did not incur any separate research and development expense for 2016 or 2015.

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

Our Facilities

Hann Münden
F
K
Hotel Kranichhöhe
Seligenstadt
C
CZECH REPUBLIC
Česká Kubice
GERMANY
Dolní Dvořiště
Hatě
S
AUSTRIA

Ceska — The Ceska casino, which is located approximately one hour’s driving time from Regensburg, Germany, was acquired through a lease in March 1998 in conjunction with the Company’s entry into the casino market in Europe.  On November 23, 2011, TWC purchased the Ceska casino building, associated land and an adjacent outbuilding and related plot from the town of Ceska Kubice, from which TWC had been renting the facilities.  The acquisition allowed us to undertake much needed capital improvements to the building, as competition in the Ceska area has increased dramatically in recent years.  As of February 28, 2017, the two-story Ceska casino offered 14 gaming tables, including seven card tables, six roulette tables, and a 10-position, Slingshot, multi-win roulette table.  The casino also features 110 video slot machines and a dedicated stage area for live performances.  Amenities also include a separate dining facility and five luxurious hotel guest rooms. The address of our Ceska casino is Ceska Kubice 64, Ceska Kubice 345 32, Czech Republic.

Route 59 — Located approximately one hour’s driving time from Vienna, Austria, and opened in December 1999, Route 59 was constructed by the Company on land that had been acquired by TWC in conjunction with our entry into the European casino market in 1998.  On February 22, 2016, we completed the expansion and reconfiguration of the casino’s existing slot area and introduced 32 additional video slot machines.  As of February 28, 2017, our Route 59 casino operated 25 gaming tables, consisting of 12 card tables, 12 roulette tables, and a 16-position, Slingshot multi-win roulette table, as well as 190 video slot machines.  Route 59 is located at 199 American Way, Hate-Chvalovice, Znojmo 669 02, Czech Republic.

Route 55 — Located approximately 45 minutes driving time from Linz, Austria, and opened in December 2004, Route 55 was constructed by the Company on a parcel of land that had been purchased by TWC in April 2002.  As of February 28, 2017, the two-story Route 55 offered 21 tables, including 12 card tables, 8 roulette tables, a 16-position, Slingshot multi-win roulette table, as well as 150 video slot machines.  On the mezzanine level, the casino features an Italian restaurant, an open buffet area, and three luxurious hotel guest rooms.  Similar to the five guest rooms at Ceska, these rooms, when not used as free courtesy accommodations for our VIP players and guests, can be rented to other customers.  Route 55 is located at Grenzubergang Wullowitz, Dolni Dvoriste 382 72, Czech Republic.

Hotel Savannah — As a complement to our Route 59 gaming operations, in January 2009, we built and opened Hotel Savannah, a 77-room, four-star deluxe hotel, attached to Route 59 by the hotel’s restaurant, on land that had been acquired by TWC in conjunction with our entry into the European casino market in 1998.  In conjunction with opening the hotel, we also launched a full-service spa, the Spa at Hotel Savannah, which is attached to the hotel and is sub-contracted to a local operator who pays TWC a percentage of its gross revenues.  The Spa features a large, 22 x 8 meter, indoor pool and Ayurvedic therapy facility.  Hotel Savannah also features eight banquet halls for meetings and events.  The creation of the Route 59 Complex has attracted additional business to the casino, contributing incremental cash, and enhancing the Company’s overall results.

Hotel Columbus — We acquired the Hotel Columbus, a four-star 117-room hotel, located in Seligenstadt, a town that is approximately 25 minutes equidistant from Frankfurt city center and the Frankfurt International Airport in September 2014.  Hotel Columbus features five meeting rooms; a restaurant and separate breakfast room, each with its own kitchen; two bars; a 37-space parking garage; and 43 surface lot parking places, including a satellite parking area located across the street from the Hotel.  With the coming withdrawal of the United Kingdom from the European Union, the city of Frankfurt is aggressively soliciting British financial institutions to relocate their European operations in the city.  Hotel Columbus is located at Am Reitpfad 4, 63500 Seligenstadt-Froschhausen, Germany.

Hotel Freizeit Auefeld — The Hotel Freizeit Auefeld, a 93-room, four-star hotel with extensive meeting space and recreational amenities located in Hann. Münden, Germany was acquired in June 2015.  The hotel features three food and beverage outlets; ten meeting rooms; an adjoining 13,000 square foot event hall; an adjoining tennis complex with four indoor courts; and several additional recreation areas.  An independent townhouse comprised of one four-room and one six-room apartment was also included in the assets associated with the deal.  Hotel Freizeit Auefeld is located at Hallenbadstrasse 33, 34346 Hann. Münden, Germany.

Hotel Kranichhöhe — The Hotel Kranichhöhe, a 107-room, three-star hotel includes extensive meeting space and recreational amenities located in Much, Germany.  It features three food and beverage outlets; 18 meeting rooms; a wellness center and spa; a fitness center with an indoor swimming pool; an adjoining tennis complex with two indoor courts and two outdoor courts; and a “beach” volleyball court.  The Company intends to invest approximately $1.6 million in 2017 to update and partially renovate the hotel, with the objective of upgrading it to a four-star hotel.  Hotel Kranichhöhe is located at Boevingen 129, 53804 Much, Germany.

Our casinos each offer free parking, restaurant and lounge areas, and multiple bars while our Hotel Columbus and Hotel Freizeit Auefeld each offer free outdoor parking, and our Hotel Kranichhöhe offers outdoor parking at a nominal cost, available garage parking, restaurant and lounge areas, bars, and meeting rooms. Our Hotel Savannah, Hotel Freizeit Auefeld and Hotel Kranichhöhe also offer extensive recreational facilities.  With the exception of the long-term ground lease for the land on which Hotel Freizeit Auefeld stands, we own the land and buildings that comprise our casino and hotel assets.

Intellectual Property

In the highly competitive gaming and hospitality industries in which we operate, our trade names and logos are important to the success of our business. All of our casinos operate under the trademarked trade name “American Chance Casinos,” which we believe has become synonymous in our markets with our reputation for excellence in service, casual fun, international presence and state-of-the-art gaming equipment. In addition, the Hotel Savannah’s flowering tree logo has come to represent luxury and convenience for our overnight guests at our Route 59 Complex. The Company also maintains separate websites for our casinos and four hotels that provide users with updated information about news and events, and for the hotels, the ability to make room reservations online.

Long Range Objectives

With the acquisitions of Hotel Columbus, Hotel Freizeit Auefeld and Hotel Kranichhöhe in 2014, 2015 and 2016, respectively, our current operations consist of three casinos and four hotels, with four units located in Czechia and three units located in Germany.  Our recent geographic and industry diversification is consistent with our long-range objective of positioning TWC as an international hotel and casino company.

TWC, the senior management of which is composed of individuals who have extensive experience in both the hotel and casino industries, continues to explore ways to expand the Company’s operations through the acquisition and/or development of complementary gaming and hotel business units, while continuing to maximize the potential of the Company’s existing operations.  Future additions may include stand-alone operations, or complexes with integrated hotel and casino operations, such as our Route 59 Complex.

Marketing and Sales

During the year ended December 31, 2016, we maintained and enhanced our marketing and promotional programs for our casinos, focusing primarily on internal and customer-oriented loyalty reward programs and greater use of social media and digital communication methods.  In 2016, we strove to offer higher-value amenities and more giveaways and also to provide live entertainment, in an ongoing effort to secure and enhance our competitive position in the markets that we serve.  The casinos’ event calendars concentrated on key, player-tested, popular events and holidays, while simultaneously focusing on higher player-incentive games designed to reward existing players with redeemable points via our Player’s Loyalty Program, and thereby promote customer loyalty.  In addition, we continued to be a benefactor in a number of community and social programs during the year as a way to further promote our image and make a positive contribution to the communities in which we operate.  We also continued our popular, cultural-themed and holiday-related parties, which feature live entertainment, raffles and complimentary grand buffets.  Further, we aggressively targeted key cities in our media campaigns, most notably Vienna, Linz and Regensburg and the areas surrounding these cities for our casinos and Hotel Savannah.  With respect to our three German hotels, we focused our sales efforts on targeting corporate business and other market segments from the surrounding areas and neighboring countries, and worked to cultivate existing and new local and regional business relationships.

Regulations and Licensing

We are subject to numerous foreign international, national and local government laws and regulations, including those relating to the operation of a casino business, the operation of our hotel business, the preparation and sale of food and beverages, building and zoning requirements, data privacy and general business license and permit requirements, in the various jurisdictions in which we own and operate our properties.  Our ability to acquire and/or develop new casino and/or hotel properties and to remodel, refurbish or add to existing properties is also dependent on obtaining permits from local authorities.  We are also subject to laws governing our relationships with employees, including minimum wage requirements, overtime, working conditions, hiring and firing, non-discrimination for disabilities and other individual characteristics, work permits and benefit offerings.  Compliance with these various laws and regulations can affect the revenues and profits of the properties we own and could adversely affect our operations.  We believe that our businesses are conducted in compliance with all applicable laws and regulations.

On June 7, 2016, the President of Czechia signed the 2017 Gambling Act (186/2016 Coll.) (the “Gambling Act”) and the 2017 Gambling Tax Act (187/2016 Coll.) (the “2017 Gambling Tax Act”) (collectively referred to as the “Gambling Acts”).  The Gambling Acts became law on June 15, 2016, when they were published in the official Collection of Laws, maintained by the Czech Ministry of the Interior.  The 2017 Gambling Tax Act became effective on January 1, 2017, and raised the gaming tax rate on technical game (i.e. slot machine or electromechanical roulette or dice) revenues to a “minimum tax,” and raises the tax rate from 28% to 35%, and eliminates the per diem fixed fee of

Kč 80 (approximately $3.12) on each slot machine.

The 2017 Gambling Act introduces many new changes, requirements and conditions, that take effect at various times, some taking effect on the date of enactment, some on January 1, 2017 and certain provisions taking effect upon the renewal of the casino operator’s gambling licenses.  Although TWC’s 10-year gambling license expires in September 2018, and its slot operating one-year license expires at the end of 2017, the Company has begun to take steps to conform to these requirements for when it applies for its slot and other technical game license renewals, which is due to expire at the end of 2017.  The Company is also awaiting the Ministry of Finance of the Czech Republic’s (the “MOF”) final interpretation of these new measures, some of which were clarified in August 2016 and others are awaiting further clarifications from the MOF.  The notable changes and requirements are as follow:

•

Upon the effective date of the Gambling Act, any gambling operator may apply for a gambling license if it meets all of the following conditions, having: (i) an office in Czechia, in another European Union Member state or in a state that is a party to the Agreement on the European Economic Area; (ii) an organizational chart that sets clear and comprehensive definitions of jurisdictions and decision-making powers; (iii) an established board of directors or similar control body; (iv) equity of at least of €2,000,000 ($2.1 million); (v) a transparent and unobjectionable origin of its financial resources; and (vi) transparent ownership structure.  During the licensing process, confirmation of corporate ownership of the Czech entity and required documents (e.g. criminal and tax records, etc.) from all members of the board of directors and representatives from all levels of the company structure must be furnished to the MOF.  TWC is currently preparing a list of the required documentation to submit for its slot and technical game license renewal at the end of 2017.

•	A basic, general gambling license from the MOF will be issued for a maximum of six (6) years and a gambling license for each location at which live game and technical game operations will be conducted (will be issued from local municipality councils) for a maximum of three (3) years. (Previously, the MOF general gambling licenses for live games had been issued for ten (10) years and for one (1) year for technical games). Licenses can be issued and/or renewed if the Company meets the following pre-existing conditions:  (i) maintains a clean criminal record and all necessary certifications; (ii) pays its taxes on time; (iii) stays in good standing; and, (iv) confirms its ability to comply with all technical and supervisory standards required by the new law.  As of December 31, 2016 and the date hereof, TWC was and is in compliance with these conditions.

•

Individual municipalities and their local councils will be entitled to issue decrees to prohibit or restrict gambling operations, to set permissible hours of gambling operations and designate locations of operations within their respective jurisdictions.  Previously, municipalities, by decree, have been allowed to ban gambling operations or set the locations of gambling operations within their respective jurisdictions.  As of December 31, 2016 and the date hereof, TWC was and is in good standing with all of the municipalities in which it operates.

•

Gambling operations will not be permitted in certain premises such as schools, children’s leisure facilities, health and social care facilities, churches or religious societies.  As of December 31, 2016 and the date hereof, TWC’s existing casinos were and are in compliance with this requirement.

•

Gambling operators will be required to follow certain self-restricting measures put in place by individual players.  For instance, an operator must create an individual account for each player, which the player can use to manage his/her gaming expenditures and frequency of play, including a maximum number of casino visits per month.  These accounts must also allow players to set individual limits on gambling activities, including setting maximum bets per day or per calendar month or a maximum amount of net loss per day or per calendar month. Each customer’s identity must be checked against the MOF’s central database of individuals excluded from the participation of gambling (i.e. black-listed).  For expats, the individual account would be valid for only 90 days, following which a reapplication would be required to setup the account.  Some of these provisions will not become effective until one year after the MOF has set up their central database, but the self-restriction provisions will become effective immediately after new licenses are obtained.  In order to meet these self-restricting measures, the Company will implement a new casino management system, that is currently being evaluated and tested by local management and will be implemented prior to September 2017.

•

Gambling operators will also be required to bar from entry individuals flagged by the MOF and registered in its central database as black-listed or noted as being “destitute” and on public assistance, bankrupt, are subject to an order banning them from gambling under Czech criminal law or are a compulsive gambler. No one under age 18 will be allowed on the casino floor.  As of December 31, 2016 and the date hereof, TWC was and is in compliance with this requirement.

•

Gambling operators will not be able to provide for free, or at a reduced price, any benefits to a player, including food, beverages, tobacco products or “stimulating substances.”  TWC anticipates that it will be in compliance with this requirement when its slot and technical license renewal application is being reviewed during autumn 2017.

•

Gambling operators will be required to post a sign on each technical game warning that gambling is “harmful,” advising of the amount of the player’s net losses and how long the player has been playing, with a requirement that there be a 15 minute break every 2 hours of play.  TWC anticipates that it will be in compliance with this requirement when its slot and technical license renewal application is being reviewed during autumn 2017.

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

Kč 675 (about $28) and maximum win (or jackpot) per slot machine will be decreased to Kč 500,000 (approximately $20,500) from the current amount of Kč 675,000 (approximately $27,700).  Slot and electromechanical machine vendors/suppliers will be required to incorporate these limit changes to all slots and technical games that they sell/service to the casinos.  Further, a new anti-money laundering regulation imposes a maximum daily transaction of €10,000 (or $10,500) on purchases and/or cash transactions.  Any slot jackpot payouts exceeding this limit on any given day, can only be paid either directly to the player’s bank account or in two per diem payments where the player can pick up the remainder amount on the following day.  TWC anticipates that it will be in compliance with this requirement when its slot and technical license renewal application is being reviewed in autumn 2017.

•

Casinos must have a minimum of three live games tables and 30 technical games available during operating hours. For each live game table, a casino may operate an additional 10 slot or technical game machines.  If a casino has more than 10 live game tables, there is no limit on number of slot or technical game machines permitted.  All of TWC’s existing casinos each have more than 10 live game tables in operation, thereby are already in compliance with this requirement.

•

A gaming bond equal to Kč 10 million (approximately $410,000) will be required to be paid by a casino operator to the MOF for each of its casino units. For operators owning multiple casinos, a minimum bond of Kč 20 million (approximately $820,000) is required, up to a maximum of Kč 50 million ($2.0 million) for any licensee, regardless of the number of casinos owned and operated beyond five casino units.  Previously, only one gaming bond of Kč 22 million ($900,000) was required, which is used for the existing licenses.   When TWC renews its gaming license, it will have to provide a new gaming bond of Kč 30 million ($1.2 million), to meet the new bond requirements for its three casinos, resulting in a net increase of Kč 8 million (approximately $330,000) from its existing bond.  However, a casino operator cannot access the funds underlying the old bond until the expiration of one year after the termination of the old bond.  Therefore, the casino operator must initially pledge additional funds to secure the new bond requirement, which for TWC, will amount to Kč 30 million ($1.2 million). TWC will make the additional bond payment upon its license renewal application.

•

Any marketing advertisements, beginning January 1, 2017, must have a written warning label in the Czech language about the damage gambling can do to participants and that participants must be older than 18 years of age.

•	Failure to comply with the new Gambling Act could result in a misdemeanor punishable by fines up to

Kč 1,000,000 (approximately $41,000) or an administrative offense punishable by an injunction against the violative practice, fines up to Kč 50,000,000 ($2.0 million) and/or asset forfeiture to, or confiscation by, the government.

We have been, and are currently, in compliance with all such conditions that are currently in effect. See also “Taxation,” below.

There can be no assurance that such licenses, approvals or findings of suitability will be obtained or will not be revoked, suspended or conditioned, or that we will be able to obtain the necessary approvals for our future activities.

Iran Sanctions Disclosure

Pursuant to Section 13(r) of the Exchange Act, if during 2016, TWC or any of its affiliates have engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our Annual Report as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, or ITRA.  Certain of the Iran sanctions were lifted on January 16, 2016.  During 2016, the Company did not engage in any of the law’s enumerated transactions with Iran or with persons or entities related to Iran.

Taxation

Gaming Taxes

As noted above, we are subject to legislative changes that, at times, result in material adverse effects on our results of operations and financial condition.

On June 7, 2016, the President of Czechia signed the Gambling Acts.  The 2017 Gambling Tax Act became effective on January 1, 2017.  The new law raised the gaming tax rate on technical game (i.e. slot machine or electromechanical roulette or dice) revenues to the greater of a “minimum tax,” or 35%, and eliminated the per diem fixed fee of Kč 80 (approximately $3.12) on each slot machine.

This new “minimum tax” on technical games is equal to the product of: (x) the sum of all gambling positions of individual approved terminal devices (such as slot machines, electromechanical roulette and dice machines) permitted for the location of the gambling premises, times (y) Kč 9,200 (approximately $359).  Therefore, if the aggregate tax amount collected from the 35% gaming tax on technical game revenues is lower than the computed “minimum tax,” then the casino operator must pay the “minimum tax” and not the aggregate tax amount collected from the 35% gaming tax.  Otherwise, if the aggregate tax amount collected from the 35% gaming tax on technical game revenues is greater than the computed “minimum tax,” then the casino operator need only pay the aggregate tax amount collected from the 35% gaming tax and not the “minimum tax.”  The gaming tax rate on live game (i.e. cards, roulette or dice) revenues remains unchanged at 23%.  Further, the 2017 Gambling Tax Act modified the tax revenue allocation between the federal government and local municipalities.  A summary table of the 2017 Gambling Tax Act is shown below:

2017 Gambling Tax Act
(in actual amounts)	(Effective from January 1, 2017)
Live Games	23% gaming tax from revenue earned from live games (70% of tax allocated to the federal government; 30% of tax allocated to the local municipality).

Slot and other technical games

The greater of either: (a) the aggregate amount collected from 35% gaming tax from revenue earned from slot and other technical games (35% of tax allocated to the federal government; 65% of tax allocated to the local municipality), or (b) a "minimum tax," calculated as the product of the sum of all gambling positions of individual approved terminal devices referred to in the permit for the location of the gambling premises times Kč 9,200 (approximately $359).

Net Income	No change from the 19% corporate income tax noted below.

The Company currently estimates that if the 2017 Gambling Tax Act were in effect for the full year ended December 31, 2016, it would have resulted in an annual reduction of approximately $1.3 million to the Company’s consolidated earnings before income taxes, assuming all other factors remained constant.  The total impact of the 2017 Gambling Act cannot be quantified or estimated pending the interpretation and enforcement of these measures by the MOF and their eventual implementation into the Company’s gambling operations.  See also, Part I, Item 1A. “Risk Factors — Potential changes in legislation and regulation of our operations.”

On December 15, 2015, the President of Czechia signed an amendment to the Gaming Law that increased gaming tax rates payable by all gaming operators, including TWC, effective January 1, 2016 (the “2016 Gaming Tax Amendment”).  (See TWC’s Form 8-K, dated December 21, 2015).  As a result of this amendment, gaming taxes on live game revenues increased from 20% to 23% and gaming taxes on slot revenues increased from 20% to 28%.  In addition, the amendment increased the fee per slot machine per day to CZK 80 (approximately $3.12) from CZK 55 (approximately $2.25). The amendment became law on December 28, 2015, when it was published as Act No. 380/2015 Coll. in the official Collection of Laws, maintained by the Czech Ministry of the Interior.

2016 Gaming Tax Amendment
(in actual amounts)	(Effective from January 1, 2016 to December 31, 2016)
Live Games	23% gaming tax from revenue earned from live games (70% of tax allocated to the federal government; 30% of tax allocated to the local municipality).

Slots

28% gaming tax from revenue earned from slot games (20% of tax allocated to the federal government; 80% of tax allocated to the local municipality); and a per diem fixed fee of Kč 80 (approximately $3.12) per slot machine (allocated to the federal government).

Net Income	No change from the 19% corporate income tax noted below.

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

Slots

20% gaming tax from revenue earned from slot games (20% of tax allocated to the federal government; 80% of tax allocated to the local municipality); and a per diem fixed fee of Kč 55 (approximately $2.15) per slot machine (allocated to the federal government).

Net Income	19% corporate income tax on adjusted net income earned in Czechia, net of exemptions (allocated to the federal government).

TWC’s gaming-related taxes and fees for the years ended December 31, 2016 and 2015 are summarized in the following table:

	For the Year Ended
(amounts in thousands)	2016	2015

Gaming revenues (excl. ancillary revenues)	$44,967	$35,682

Gaming taxes	$12,398	$7,441
Gaming taxes as % of gaming revenues (above)	27.6%	20.9%

Gaming taxes are payable by the 25th day following the end of each calendar quarter, while corporate income tax is paid by June 30th of the subsequent year.  Estimated quarterly income tax payments are also required since the third quarter of 2013.  TWC was current on all of its Czech tax payments at December 31, 2016 and through the date of this report.

Corporate Income Taxes

Effective January 1, 2012, in conjunction with other changes to gaming tax rates, the Czech government instituted an effective corporate income tax, currently 19.0%, on all income, including gaming income. Prior to the law change, our Czech casino operations were subject only to gaming taxes.  The income tax rate in Germany is approximately 30.0%.  We have no gambling operations in Germany as of the date of the Annual Report.  For the year ended December 31, 2016, the Company incurred an net income tax expense of approximately $2.7 million, inclusive of a deferred income tax benefit of $130,000.  The prior year income tax expense of approximately $1.4 million included a deferred income tax benefit of $266,000.   We did not incur any corporate income taxes in Germany from our hotel operations for the years ending December 31, 2016 and 2015, due to the consolidated losses associated with acquisition-related closing costs incurred in these two years.

Value Added Taxes

In conformity with the European Union (“EU”) taxation legislation, Czechia’s value added tax (“VAT”) has gradually increased from 5%, when that country joined the EU in 2004, to 21%, the effective rate since 2013.  Unlike in other industries, VATs are not recoverable for gaming operations.  The recoverable VAT under the Hotel Savannah, Hotel Columbus and Hotel Freizeit Auefeld operations was not material for the years ended December 31, 2016 and 2015, respectively.

Our Employees

As of December 31, 2016, we had a total of 605 employees, of which 90 work in Ceska; 174 in Route 59; 144 in Route 55; 44 in Hotel Savannah; 33 in Hotel Columbus; 44 in Hotel Freizeit Auefeld; 51 in Hotel Kranichhöhe; 20 in our shared services offices, located at our Ceska Casino; and five in the Company’s headquarters in New York.  None of our employees are represented by a union nor are we a party to any labor contract.

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

Regulation and licensing

Our gambling operations are subject to regulation by each federal and local jurisdiction in which we operate. Each of our officers may be subject to strict scrutiny and approval from the gaming commission or other regulatory body of each jurisdiction in which we conduct gambling operations.  Furthermore, the operations of our casinos are contingent upon maintaining all necessary regulatory licenses, permits, approvals, registrations, findings of suitability, orders and authorizations. The laws, regulations and ordinances requiring these licenses, permits and other approvals generally relate to the operations of the casinos, the payment of taxes, the responsibility, financial stability and character of the owners and managers of gambling operations, as well as persons financially interested or involved in gambling operations.  All of our casinos are duly licensed by the MOF, and we are subject to ongoing regulation to maintain these operations.

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

In early January 2016, the MOF imposed a ban on certain types of marketing and promotional events, under the stipulation that the operation of these promotional events were in violation of gaming law. The ban affected all casinos operating in Czechia.  In late September 2016, the MOF reversed its position and removed the ban for all casino operators.  Although the temporary ban did not materially affect the Company’s casino operating results, any other similar actions by the MOF could have a negative impact on the Company’s business, operating results and prospects.

Moreover, legislation to prohibit, limit, or burden our gambling business may be introduced in the future in Czechia or elsewhere where gambling has been legalized. In addition, from time to time, legislators and special interest groups (which may include our competitors) have proposed legislation that would expand, restrict or prevent gambling operations or which may otherwise adversely impact our operations in the jurisdictions in which we operate. Any expansion of gambling or restriction on or prohibition of our gambling operations, increase in gaming taxes, or enactment of other adverse regulatory changes could have a material adverse effect on our business, financial condition, operating results and prospects.

In addition to the Gambling Acts that were passed on June 7, 2016 and effective for the calendar year 2017 and forward, there may be other proposed legislation and/or amendments to these Gambling Acts that may further increase the constraints and limitations on our operations. We cannot, as of the date of this report, specifically predict any proposed legislation or its effect on the results of operations or financial condition or business prospects of the Company.

Taxation of gambling operations

Gambling operators are typically subject to significant taxes, which may increase at any time. Material increases in these taxes or fees would adversely affect our business, results of operations, financial condition and prospects. Czechia currently has a number of laws related to various taxes imposed by governmental authorities. Applicable taxes include VAT, gaming tax, corporate income tax, and payroll (social) taxes.  In December 2011, the Czech government passed sweeping gaming tax legislation that became effective in 2012.  In this new tax law, the government eliminated the “charity contribution tax” scheme and, in lieu of it, changed the existing revenue-based, tiered rate gaming tax structure to a flat 20% gaming tax on all gambling revenues, plus an applicable corporate income tax of 19% on adjusted net income derived from any revenue sources, including gambling.  These tax law changes have negatively and materially impacted our results of operations since 2012.

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

On June 7, 2016, the President of Czechia signed the Gambling Acts.  The Gambling Acts became law on June 15, 2016, when they were published in the official Collection of Laws, maintained by the Czech Ministry of the Interior.  The 2017 Gambling Tax Act became effective on January 1, 2017, raised the gaming tax rate on technical game (i.e. slot machine or electromechanical roulette or dice) revenues to a “minimum tax,” raised the tax rate from 28% to 35%, and eliminated the per diem fixed fee of Kč 80 (approximately $3.12) on each slot machine.  See “Taxation – Gaming

Taxes,” above.  This new tax law will have a material adverse effect on our net income for our fiscal year ended December 31, 2017.

General economic trends are unfavorable

The recent worldwide economic downturn in 2009 and the anemic economic growth that followed as well as the current debt and immigrant and terrorism crises in the EU, has, and may, in the future, continue to have a negative impact on our financial performance.  Lingering adverse conditions in local, regional, national and global markets could negatively impact our operations in the future. During periods of economic contraction like that recently experienced, certain costs can remain fixed or even increase, while revenues decline. The gambling services we provide are similar to other leisure activities in that they depend on personal discretionary expenditures, which are likely to decline during economic downturns. Continued adverse developments affecting economies throughout the world, and particularly in Europe, including a general tightening of the availability of credit, unemployment, deflation, political or economic turmoil, government debt crises, acts of war or terrorism, natural disasters, declining consumer confidence or significant declines in world stock markets could lead to a further reduction in discretionary spending on entertainment and leisure activities, which could adversely affect our business, financial condition, results of operations and prospects.  In some cases, even the perception of an impending economic downturn or the continuation of a recessionary climate can be enough to discourage consumers from spending on leisure activities. We cannot predict at this time what the full effect and extent of a possible global recession and the subsequent extended period of slow-growth in Europe will be on our business, financial condition, or results of operations.

We face significant competition

We operate in the highly competitive gaming industry with a large number of participants, many of which have financial and other resources that are greater than ours. The gaming industry faces competition from a variety of sources for discretionary consumer spending including spectator sports and other entertainment and gaming options, as well as home entertainment alternatives. Competitive gambling activities include traditional casinos, video lottery terminals, internet gaming, sports betting, state-sponsored lotteries and other forms of legalized gaming in Czechia, Germany, Austria and in other jurisdictions.  Moreover, these established gambling jurisdictions could award additional gaming licenses or permit the expansion of existing gambling operations. If additional gaming opportunities become available near our operations, such gaming opportunities could have a material, adverse impact on our business, financial condition, results of operations and prospects.

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

Our principal hotel competitors are other operators of full-service and select-service properties, including other major hospitality chains with well-established and recognized brands.  We also compete against smaller hotel chains and privately owned hotels.  If we are unable to compete successfully, our revenues or profits may decline or our ability to maintain or increase our market share may be diminished.  We compete for guests based primarily on location, customer satisfaction, room rates, quality of service, amenities, and quality of accommodations.  Most of our competitors are larger than we are, based on the number of properties they manage, franchise or own, or based on the number of rooms or geographic locations where they operate.  Many of our competitors also have recognizable brands, participate with online travel merchants and have a large number of members participating in their guest loyalty programs which may enable them to attract more customers and more effectively retain such guests.  Our competitors generally also may have greater financial and marketing resources than we do, which could allow them to improve their properties and expand their marketing efforts in ways that could affect our ability to compete for guests effectively.  If we are unable to successfully compete against competitors in our market areas, it will have a material adverse effect on our business, financial condition, results of operations and business prospects.

Fluctuations in currency exchange rates could adversely affect our business

Our facilities in Czechia represent a significant portion of our business, and the revenue generated is generally denominated in EUR and the expenses incurred by these facilities are largely denominated in CZK, while revenues and expenses from our three hotels in Germany are denominated in EUR.  The potential depreciation in the value of either of these currencies against the USD would adversely impact the revenue and operating profit from our operations when translated into USD, which would have a corresponding effect on our consolidated results of operations.  (See also “Item 7A. Quantitative and Qualitative Disclosure about Market Risk — Foreign Currency Exchange Rate Risk”).  We do not currently hedge our exposure to fluctuations of these foreign currencies, and there is no guarantee that we will be able to successfully hedge any future foreign currency exposure, if we subsequently choose to do so in the future.

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

Any of these factors could substantially increase our costs of doing business or limit or reduce the prices we charge for our hospitality products or services, including the rates our properties charge for accommodations. These factors can also affect our ability to develop or acquire new properties or maintain and operate our existing properties. As a result, any of these factors can reduce our profits and limit our opportunities for growth.

Need to diversify

Prior to 2014, all of our operations were primarily located in Czechia.  Therefore, any future adverse legislation in Czechia may have an adverse impact on our Czech operations, financial results, financial condition and prospects.  To counteract this risk, we acquired the Hotel Columbus in Seligenstadt, Germany, in September 2014, the Hotel Freizeit Auefeld in Hann. Münden, Germany, in June 2015, and the Hotel Kranichhöhe in Much, Germany, in December 2016.  We have earmarked a sizable portion of the Company’s cash reserves for expansion and are currently seeking to develop and/or acquire additional interests in gambling operations and/or hotels in other European countries.  However, there can be no assurance that we will be able to develop or acquire such new operations in the future.

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

Dependence upon key personnel

Our ability to successfully implement our strategy of expansion, manage the existing casinos, and maintain a competitive position will continue to depend, in large part, on the services of Mr. Rami S. Ramadan, the Company’s President and Chief Executive Officer (“CEO”).  The Company is also dependent upon other key employees, casino managers, and consultants, whom we retain from time to time.

International activities

Our operations are completely outside of the United States. Operating internationally involves additional risks including, but not limited to currency exchange rates, different legal or regulatory environments, political and economic risks relating to the stability or predictability of foreign governments, differences in the manner in which different cultures do business, difficulties in staffing and managing foreign operations, differences in financial reporting, operating difficulties, terrorism, different types of criminal threats and other factors. The occurrence of any of these risks, if severe enough, could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Climate impact

The operations of our facilities are subject to disruptions or reduced patronage as a result of severe weather conditions, natural disasters and other casualty events, including loss of service due to casualty, forces of nature, mechanical or electrical or telecommunications failure, traffic and road conditions, extended or extraordinary maintenance, flood, wind, snow, ice or other severe weather conditions.  As the majority of our casino clientele travel from German and Austrian border regions by automobile, we are highly dependent on the volume and frequency of these players’ visitations.  Inclement weather conditions on the roads to our casinos can serve to substantially reduce the number of visitations, which occurred in the first and second quarter of 2013.  On the other hand, warm and favorable outdoor weather can also divert players to alternative activities, such as family outings.  The frequency and strength of any of these aforementioned climate conditions could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

Dilutive effect of options, restricted stock and deferred stock compensation

As of February 28, 2017, there were options outstanding to purchase 665,000 shares of our Common Stock, plus 626,028 shares issuable under the Company’s Deferred Compensation Plan and 50,000 shares of performance-tied restricted stock, which, if all were vested and exercised, would represent 12.9% of the 10,195,039 fully-diluted shares outstanding as of such date.  The issuance of such securities would have a dilutive effect on any earnings per share that we may generate when the earnings per share are evaluated on a fully-diluted basis.

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

We are subject to Anti-Money Laundering laws or regulations and the Foreign Corrupt Practices Act, violations of which could adversely affect our business.

We deal with significant amounts of cash in our operations and are subject to various reporting and anti-money laundering laws and regulations. Recently, U.S. governmental authorities have evidenced an increased focus on the gaming industry and compliance with anti-money laundering laws and regulations.

Further, because all of the Company’s revenue is derived from customers, outside of the United States, the Company is subject to regulations imposed by the Foreign Corrupt Practices Act (“FCPA”) and other anti-corruption laws that generally prohibit U.S. companies and their intermediaries from offering, promising, authorizing or making improper payments to foreign government officials for the purpose of obtaining or retaining business. Violations of the FCPA and other anti-corruption laws may result in criminal and civil sanctions as well as other penalties and the Securities and Exchange Commission (“SEC”) and U.S. Department of Justice have increased their enforcement activities with respect such laws and regulations.

Internal control policies and procedures and employee training and compliance programs that we have implemented to prevent prohibited practices may not be effective in deterring our directors, employees, contractors or agents from violating or circumventing our policies and the law. If we or our directors, employees or agents fail to comply with applicable laws or Company policies governing our operations, the Company may face investigations, prosecutions and other legal proceedings and actions which could result in civil penalties, administrative remedies and criminal sanctions. Any such government investigations, prosecutions or other legal proceedings or actions could adversely affect our business, performance, prospects, value, financial condition, and results of operations.

Any violation of applicable Anti-Money Laundering laws or regulations or the FCPA could adversely affect our business, financial condition, results of operations and prospects.

Three stockholders exert control over the Company

Three stockholders, Value Partners, Ltd., the Wynnefield Funds and the Miller Funds own more than 88% of our voting common stock and each has representation on our Board of Directors. Accordingly, these stockholders exert a controlling interest on all matters relating to the future operations and direction of the Company, including the approval of significant corporate transactions.

Item 1B.   Unresolved Staff Comments.

None.

Item 2.     Properties.

A summary of our properties as of February 28, 2017 is presented below in square feet and in square meters:

Property Name	City/Town	Country	Owned/Leased	Square Feet	Square Meters
TWC Corporate Offices	New York	United States	Leased	1,915	178

Ceska (1)	Ceska Kubice	Czech Republic
Total Plot #1 - Casino & Land			Owned	40,221	3,738
Casino Building (footprint)				25,426	2,363
Parking & Landscape				6,596	613
Vacant Land				8,199	762
Parking & Landscape			Leased	64,366	5,982
Staff Housing			Leased	15,871	1,475

Folmova Vacant Land (1)	Folmova	Czech Republic	Owned	210,175	19,533

Route 55 (1)	Dolni Dvoriste	Czech Republic
Total Plot #1 - Casino & Land			Owned	365,410	33,960
Casino Building (footprint)				20,315	1,888
Vacant Land				345,095	32,072
Total Plot #2 - Vacant Land (total 14,497 m2) (50% owned by Czech Federal Government)			50% Owned	77,999	7,249
Total Plot #3 - Vacant Land			Owned	352,153	32,728
Parking & Landscape			Owned	176,604	16,413
Staff Housing I			Leased	4,756	442
Staff Housing II			Leased	6,155	572

Route 59 Complex (1)	Hate/Znojmo	Czech Republic
Total Plot #1 - Casino & Land			Owned	476,916	44,323
Casino Building (footprint)				25,512	2,371
Parking & Landscape				53,628	4,984
Vacant Land				397,776	36,968
Total Plot #2 - Hotel Savannah			Owned	91,923	8,543
Hotel Building (footprint)				32,463	3,017
Parking & Landscape				48,700	4,526
The Spa at the Hotel Savannah (footprint)				10,760	1,000
Staff Housing			Leased	17,151	1,594

Hotel Columbus (2) (3)	Seligenstadt	Germany
Total Plot #1 - Hotel & Land			Owned	37,638	3,498
Hotel Building (footprint)				18,303	1,701
Parking & Landscape				7,693	715
Vacant Land				11,642	1,082
Total Plot #2 - Columbus Parking			Owned	11,298	1,050
Parking & Landscape				7,532	700
Vacant Land				3,766	350

Hotel Freizeit Auefeld (2) (4)	Hann. Münden	Germany
Total Plot #1 - Hotel & Land				306,520	28,487
Hotel Building - footprint			Owned	38,930	3,618
Hotel Parking & Landscaping			Leased	220,440	20,487
Event Hall			Owned	12,912	1,200
Indoor Tennis			Owned	25,824	2,400
Townhouse			Owned	3,863	359
Fitness center			Owned	4,551	423

Hotel Kranichhöhe (2) (5)	Much	Germany
Total Plot - Hotel & Land				259,209	24,090
Hotel Building - footprint			Owned	111,151	10,330
Hotel Parking & Landscaping			Owned	95,387	8,865
Spa/massage room			Owned	1,076	100
Pool and sauna			Owned	3,067	285
Tennis hall			Owned	44,116	4,100
Fitness center			Owned	4,412	410

Total Square Feet/Meters Owned:				2,185,626	203,125
Total Square Feet/Meters under control:				2,514,365	233,677

(1)	Casino segment.
(2)	Hotel segment.

(3)	This property is subject to a bank loan from Bank Sparkasse Langen-Seligenstadt. See Note 4 of the Notes to the Consolidated Financial Statements, included in this Annual Report in Part II, Item 8.
(4)

TWC owns all buildings and facilities, but all underlying land is leased from the County of Göttingen.  This property is subject to two loans: Bank Sparkasse Hann. Munden bank loan and a seller-carried loan.  See Note 4 of the Notes to the Consolidated Financial Statements, included in this Annual Report in Part II, Item 8.

(5)	This property is subject to a bank loan from Bank Kreissparkasse Köln. See Note 4 of the Notes to the Consolidated Financial Statements, included in this Annual Report in Part II, Item 8.

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

Czech Republic

On November 23, 2011, we acquired the Ceska casino building and associated land and an adjacent outbuilding and related parcel of land from the town of Ceska Kubice, from which we had been renting the facilities.  We built out the casino by constructing an annex building to it, making it the largest casino by size we own to date.  See Part I, Item 1, “Our Facilities” above for more details.

We also own a parcel of raw land in the town of Folmova, Czech Republic, near the German border, approximately a quarter mile away from our Ceska casino.

In Hate, we own the casino building and a parcel of land upon a portion of which the casino building sits.  On another portion of this land, we constructed and opened Hotel Savannah and the Spa on January 14, 2009, which are connected to the Route 59 casino, thereby creating the Route 59 Complex.  The combined facilities have become a thriving entertainment complex that has attracted visitors and regular guests and players from the surrounding region.

In April 2002, we acquired a parcel of land in Dolni Dvoriste, Czech Republic.  On this parcel and on a portion of a piece of land we co-owned 50% with the federal government of the Czech Republic (representing approximately 18% of the total land we own and control in Dolni Dvoriste), we constructed what was at the time, our largest casino, Route 55, which was completed and opened in December 2004.  (See “Properties” table above).

On an annual basis, we also lease accommodations for staff in Ceska Kubice, Hate (Route 59) and in Dolni Dvoriste (Route 55).

Germany

In September 2014, we acquired a four-star 117-room hotel, the Hotel Columbus, located in the suburbs of Seligenstadt, Germany, about a 20-minute, equidistant drive from Frankfurt city center and the Frankfurt International Airport.  Hotel Columbus was constructed in 2001 and was operated profitably at the time of purchase by a private family primarily as a business hotel.  Hotel Columbus currently has 99 single rooms and 18 double rooms.  It also features six meeting rooms, a spacious restaurant and separate breakfast room, each with its own kitchen, two bars, a 37-place parking garage and 43 surface lot parking places.

In June 2015, we acquired a 93-room four-star hotel, Hotel Freizeit Auefeld, located in Hann. Münden, Germany.  The hotel includes extensive meeting space and recreational amenities and features three food and beverage outlets, ten meeting rooms, an adjoining 12,912 square foot event hall, and an adjoining tennis complex with four indoor courts; several additional recreation areas; and an independent townhouse comprised of one four-room and one six-room

apartment.   The Company owns all the buildings and facilities, but the underlying land is leased from the County of Göttingen.

In December 2016, we acquired a 107-room three-star hotel, Hotel Kranichhöhe, located in Much, Germany.  The hotel includes three food and beverage outlets; 18 meeting rooms; a wellness center and spa; a fitness center with an indoor swimming pool; an adjoining tennis complex with two indoor courts and two outdoor courts; and a beach volleyball court.  The Company intends to invest approximately $1.6 million in 2017 to update and partially renovate the hotel, with the objective of upgrading it to a four-star hotel.

Item 3.     Legal Proceedings.

We may be, from time to time, a party to various legal proceedings and administrative actions, all arising from the ordinary course of our business.  We are not currently involved in any material legal proceeding nor were we involved in any material litigation during the year ended December 31, 2016 and through the date of the filing of this report.

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

The following graph illustrates a five-year comparison of cumulative total return performance of our Common Stock from December 31, 2011 through December 31, 2016, and compares it to the cumulative total return of the “NASDAQ Composite” and the “S&P SmallCap 600” indices.   The comparison assumes a $100 investment on December 31, 2011, in our Common Stock and in each of the foregoing indices, and assumes reinvestment of dividends, if any.  We paid no dividends during this period.

Five-Year Comparison of Cumulative Total Return Performance

$325.00
$300.00
$275.00
$250.00
$225.00
$200.00
$175.00
$150.00
$125.00
$100.00
$75.00
$50.00

	2011	2012	2013	2014	2015	2016
TWOC.OB	$100.00	$88.54	$82.47	$108.59	$85.13	$197.33
NASDAQ Composite	$100.00	$115.91	$160.32	$181.80	$192.21	$206.63
S&P SmallCap 600	$100.00	$114.82	$160.34	$167.46	$161.84	$201.88

The above table is not intended to forecast future performance of our Common Stock.

Market Prices and Liquidity

As of February 28, 2017, our stock price was $6.37.  The following table sets forth the high and low prices of the Company’s Common Stock for fiscal years 2015 and 2016 as quoted on OTCQB. All such quotations reflect inter-dealer prices, without retail mark up, mark down or commission, and may not represent actual transactions.  There is minimal market liquidity for our Common Stock, as 88.2% of the stock was, as of February 28, 2107, held by institutional investors.  Thus, infrequent and minor trades can occur, which typically precipitate wide spreads in the “bid” and “ask” quotes of our Common Stock, on any given day.

Common Stock	High	Low
2015
First Quarter	$3.23	$2.75
Second Quarter	$3.08	$2.62
Third Quarter	$3.00	$2.55
Fourth Quarter	$3.10	$2.52
2016
First Quarter	$3.02	$2.25
Second Quarter	$3.76	$2.85
Third Quarter	$4.75	$3.52
Fourth Quarter	$6.00	$4.25

As of February 28, 2017, there were 8,854,011 outstanding shares of Common Stock held of record by approximately 300 shareholders and outstanding options to purchase an aggregate of 665,000 shares of Common Stock, of which 297,500 are exercisable.  At such date, there were also 50,000 shares of restricted stock, 25,000 of which are in process to be vested.  In addition, there are 626,028 shares of Common Stock issuable under the Company’s Deferred Compensation Plan at February 28, 2017.

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

Sales of Unregistered Equity Securities; Use of Proceeds from Registered Securities

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

On August 8, 2016, upon achieving the designated earnings per share targets pursuant to the terms of his July 2005 restricted stock grant, Mr. Rami S. Ramadan, the Company’s CEO, was issued 25,000 shares of the Company’s Common Stock.  As this was a compensatory stock grant, there were no proceeds to the Company.

The issuance of the shares of the Company’s Common Stock to the Former Directors and to Mr. Ramadan were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act of 1933, as amended (the “Securities Act”) and in Section 4(a)(2) of the Securities Act, based on the following: (a) the Former Directors and Mr. Ramadan confirmed to the Company that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) the Former Directors and Mr. Ramadan confirmed to the Company that they were acquiring the Common Stock for their separate personal accounts and not with a view towards distribution or sale thereof; (c) there was no public offering, advertising or general solicitation with respect to the issuance of the Common Stock; (d) the Company instructed its Transfer Agent and Registrar to issue share certificates representing the Common Stock to the Former Directors and to Mr. Ramadan that contain a legend putting the public on notice that such shares are “restricted securities;” and (e) the Former Directors and Mr. Ramadan confirmed in writing to the Company that the shares of Common Stock being issued have not been registered under the Securities Act or any state securities laws, and are “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and the Common Stock can only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

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

Income statement data:
	Year Ended December 31,
(in thousands)	2016	2015	Variance $	Variance %
			(unaudited)	(unaudited)
Revenues, by department:
Gaming	$46,556	$37,102	$9,454	25.5%
Rooms	3,771	2,994	777	26.0%
Food & beverage	2,598	1,996	602	30.2%
Spa and other departments	132	132	—	—%
Other revenue	181	162	19	11.7%
Total revenues	53,238	42,386	10,852	25.6%

Cost of revenues, by department
Gaming	24,764	18,820	5,944	31.6%
Rooms	1,307	1,037	270	26.0%
Food & beverage	2,351	1,687	664	39.4%
Spa and other departments	145	122	23	18.9%
Other costs	106	81	25	30.9%
Total cost of revenues	28,673	21,747	6,926	31.8%

Gross operating profit	24,565	20,639	3,926	19.0%

Overhead expenses:
Marketing, general and administrative	8,839	9,625	(786)	(8.2)%
Corporate expense	4,396	3,842	554	14.4%
Depreciation and amortization	2,220	1,863	357	19.2%
Total overhead expenses	15,455	15,330	125	0.8%

Operating income	9,110	5,309	3,801	71.6%
Interest expense	(243)	(206)	(37)	18.0%
Other income	124	149	(25)	(16.8)%

Income before income taxes	8,991	5,252	3,739	71.2%

Income taxes	(2,668)	(1,394)	(1,274)	91.4%

Net income	$6,323	$3,858	$2,465	63.9%

Balance sheet data:

Total assets	$66,104	$55,239
Total liabilities	$20,448	$15,070
Stockholders’ equity	$45,656	$40,169

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

Performance Measures and Indicators

In discussing the consolidated results of operations, we may use or refer to performance measures and indicators that are common to the gaming industry, such as: (i) total drop, the dollar value of gaming chips purchased in a given period; (ii) drop per head (“DpH”), the per guest average dollar value of gaming chips purchased; (iii) slot revenue per head, the per guest average dollar value of revenue generated in our slot machines; (iv) our net win, the difference between gaming wagers and the amount paid out to patrons; and (v) our win percentage (“WP”), the ratio of net win to total drop, or commonly referred to as “hold percentage.”  We may also use or refer to performance measures and indicators common to the hospitality industry, such as: (i) occupancy rate, the percentage derived from rooms sold to available rooms; (ii) average daily rate (“ADR”), the average of room rental rates paid per day; and (iii) revenue per available room (“RevPAR”), revenue generated per available room.  In this report and in our quarterly and annual earnings releases, we may use or refer to another performance measure, earnings before income taxes, depreciation and amortization (“EBITDA”).  All of these measures and indicators are non-GAAP financial measures that we believe provide useful information to investors and potential investors, as well as to others who might be interested in purchasing shares of our Common Stock. This belief is based on conversations and meetings our management has had with our investors where the substance of these talks has typically centered on historical and prospective EBITDA measurements. Based on management’s observations, even though the EBITDA and other noted measurements are not “GAAP,” they do enhance investors’ understanding of the Company’s business. In short, these performance measurements give an analytic view of the Company’s operational earnings and EBITDA, in particular, reflects earnings on a cash-basis, excluding the impact of debt obligations, taxes and (non-cash) depreciation and amortization.

New Gambling Acts and their Impact

On June 7, 2016, the President of Czechia signed the Gambling Acts.   In addition to the gambling tax rate increase imposed by the 2017 Gambling Tax Act, the 2017 Gambling Act sets other conditions in order to obtain a gambling license and subsequent compliances to maintain such license.  These new laws have and will have broad impact on the Company’s daily operations and results of operations.  The Company cannot determine the full impact of these Gambling Acts until they are fully implemented by the MOF.  (See also sections “Taxation” and “Regulations and Licensing” in Item 1. “Business.”

Exchange Rates

Due to the fact that the Company’s operations are located principally in two European countries, Czechia and Germany, our financial results are subject to the influence of fluctuations in foreign currency exchange rates.  The revenue generated by our Czech operations is generally denominated in EUR and the majority of the expenses incurred by these facilities are generally denominated in the local currency, the CZK, while both the revenue and expenses from our three German hotels are denominated in EUR.  As our primary reporting subsidiary, TWH&E, is a Czech entity, all revenues and expenses, regardless of sources of origin, including those of the German hotels, are recognized in the Czech currency and translated to USD for reporting purposes.  A substantial change in the value of either the CZK and/or the EUR in relation to each other and/or to the value of the USD would have an impact on the results from our operations when translated into USD.  In other words, the higher the value of the foreign currency, the greater the positive impact on the Company’s results of operations and vice versa.  We do not hedge our foreign currency holdings (see also “Item 7A - Quantitative and Qualitative Disclosures about Market Risk”).

The actual 2016 and 2015 operating results in local currency for the Czech casino units and Hotel Savannah were converted to USD using the average of the daily exchange rates of each month in the reporting periods, while the monthly operating results of the German hotel operation, Hotel Columbus, Hotel Freizeit Auefeld and Hotel Kranichhöhe, were converted from EUR to CZK, then converted to USD, using the respective average of the daily exchange rates of each month in the reporting periods.  The monthly average exchange rates for the CZK versus the USD and EUR, respectively, are presented in the following graphical chart.

The balance sheet totals of our foreign subsidiaries at December 31, 2016 were converted to USDs using the prevailing interbank exchange rates, as found at www.oanda.com, which are depicted in the following table.

As Of	USD	CZK	EUR
December 31, 2016	1.00	25.639	0.950
December 31, 2015	1.00	24.824	0.917

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

We have determined that the following accounting policies and related estimates are critical to the preparation of our Consolidated Financial Statements:

Goodwill

Goodwill represents the excess of the cost of the Company’s subsidiaries over the fair value of their net assets at the date of acquisition.  In the CZ, this consisted of the Ceska casino and a parcel of land in Hate (upon a portion of which the Route 59 Casino and Hotel Savannah are situated).  In Germany, it consists of the Hotel Freizeit Auefeld.  Goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test.  Goodwill impairment tests require the Company to first assess qualitative factors, which include macroeconomic conditions, financial performance, and industry and market considerations, to determine whether it is necessary to perform a two-step quantitative goodwill impairment test.  TWC assesses the potential impairment of goodwill annually, as of September 30th, and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Upon completion of such review, if impairment is found to have occurred, a corresponding charge to earnings will be recorded.  In light of the recent acquisition of German assets, TWC’s allocation of its Czech goodwill over two geographical reporting units, which are components of the casino segment, have been renamed and classified as the “Pilsen reporting unit” (“PRU”), which consists of the Ceska casino, and the “South Moravia reporting unit” (“SMRU”), which consists of the land in Hate. The German goodwill is derived from the newly-acquired Hotel Freizeit Auefeld, and is represented by the “Lower Saxony reporting unit” (“LSRU”).

As required, we performed the required annual assessment at September 30, 2016 and 2015, respectively, and determined that goodwill was not impaired in either assessment.  There were no indicators of impairment present during the fourth quarter of 2016 and 2015; therefore we determined that there was no need to perform a goodwill impairment test at December 31, 2016 and 2015.  We expect to perform our next required annual assessment of goodwill during the third quarter of 2017.  (See also the Notes to the Consolidated Financial Statements, included in this Annual Report in Part II, Item 8).

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

Results of Operations

The following discussion and analysis relates to our consolidated results of operations for the years ended December 31, 2016 and 2015.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

	Year Ended December 31,
(in thousands)	2016	2015	Variance $	Variance %

Revenues, by reporting segment:
Casino	$48,262	$38,762	$9,500	24.5%
Hotel	4,976	3,624	1,352	37.3%
Total revenue	53,238	42,386	10,852	25.6%

Operating expenses:
Casino	25,879	19,839	6,040	30.4%
Hotel	2,794	1,908	886	46.4%
General and administrative	8,839	9,625	(786)	(8.2)%
Corporate expenses	4,396	3,842	554	14.4%
Depreciation and amortization	2,220	1,863	357	19.2%
Total operating expenses	44,128	37,077	7,051	19.0%

Operating income	9,110	5,309	3,801	71.6%

Interest expense	(243)	(206)	(37)	18.0%
Other income	124	149	(25)	(16.8)%

Income before foreign income tax	8,991	5,252	3,739	71.2%

Income taxes	(2,668)	(1,394)	(1,274)	91.4%

Net income	$6,323	$3,858	$2,465	63.9%

For the year ended December 31, 2016, we generated $53.2 million in consolidated total revenues, which was 25.6%, or approximately $10.9 million, higher than in the previous year, attributable in large part to the operations of all three casinos that comprise the casino segment.  Total revenue was aided also by the full year operation of Hotel Freizeit Auefeld, which was acquired on June 1, 2015 and one-month’s revenue from Hotel Kranichhöhe, beginning on December 1, 2016, when it was acquired.  The casino revenue improvements were supported by year-over-year (“YOY”) attendance increases in both live games and slot games. Consolidated live game revenue rose 19.0%, when compared with the prior year, due primarily to a 9.6% improvement in DpH and a 0.5 percentage point (“ppt”) increase in our consolidated WP, when compared to last year.  Our consolidated slot revenue increased by 29.4% YOY, further boosting total revenue.  The Hotel Savannah and Spa saw a 2.9% YOY increase in total revenue, mainly from a stronger ADR and  a 2.3 ppt occupancy rate increase.  Our hotel segment, which consists of the three German hotels, contributed approximately $5.0 million, or 9.3%, of our consolidated total revenue for 2016.

The operating expenses of the casino segment increased by 30.4% over the prior year, largely from both volume-driven costs and revenue-driven gaming taxes, which proportionally increased as a result of the higher gaming tax rates imposed by the 2016 Gaming Tax Amendment.   Our slot lease expense was $2.4 million versus $2.3 million in 2015 due to a net addition of 60 slot machines on lease, over the course of the operating year.  Operating expenses for the hotel segment increased by 46.4%, largely due to the full year operation of Hotel Freizeit Auefeld, which operated only seven months in the 2015 calendar year when it was acquired on June 1, 2015, and to the one-month operation of Hotel Kranichhöhe, which was began on December 1, 2016.  We also incurred non-capitalizable expenses related to renovations of the guest rooms, restaurant and kitchen facilities at Hotel Freizeit Auefeld in 2016.

Unlike in U.S.-based casinos, visitors to the TWC’s casinos are required by Czech law to register at the entrance reception by presenting acceptable forms of picture identification, which effectively permits the Company to track the frequency of their visits and, to a limited extent, the duration of each visit.  As an incentive to its players, the Company offers a Premium Club card, which is a “loyalty” card program, whereby players earn points (i.e. Loyalty Points”), according to the volume and duration of their play that are redeemable for prizes, food and beverage (“F&B”), and/or additional play.  In addition to these general amenities, TWC also issues different classes of loyalty cards, depending on the relative level of play time. These loyalty cards entitle the holders and a set number of the holders’ guests to various additional benefits.  These cards are granted based on the frequency of players’ visits and the aggregate total drop for a pre-determined number of visits.  The Company also grants certain other privileges to its VIP players, at the casino management’s discretion, such as ordering free a la carte meal from our restaurant facilities, opening private gaming tables, extending a casino’s operating hours, and/or providing free hotel or room accommodations.  Further, TWC provides complimentary drinks and buffets to all of its casino guests.  The complimentary F&B and hotel accommodations costs were recognized in the gaming departmental expenses, which totaled $2.8 million, or 6.1% of gaming revenues, for the year ended December 31, 2016, versus $2.5 million, or 6.9% of gaming revenues a year ago.  General gifts and giveaways, which were also recognized in the gaming department expenses, excluding personal gifts, represented $865,000 or 1.9% of gaming revenues for 2016, compared with $836,000, or 2.3% of gaming revenues, for 2015.  The Gambling Acts also prohibit casino operators from providing complimentary F&B and other benefits to its customers, which will reduce these operational costs for us for the year ended December 31, 2017.

The complimentary year-end personal gifts, mainly consisting of Loyalty Points, were booked as special promotions expenses under marketing department expenses and totaled approximately $61,000 for 2016, versus $103,000 for 2015.

General and administrative expenses decreased by 8.2%, or $787,000, in part due to the ban of certain marketing and promotional events imposed by the MOF on all casino operators from the beginning of January to the end of September. (See “Potential changes in legislation and regulation of our operations” in Item 1A. “Risk Factors,” above).  This savings was partially offset by overhead expenses related to the full-year operation of Hotel Freizeit Auefeld and one-month operation of Hotel Kranichhöhe.

Corporate expenses were up 14.4%, or $554,000, from the year-ago period, largely due to several factors, including higher stock option expenses, greater professional consultations, and higher employee incentive-related expenses as a result of significantly better operating results achieved in 2016.

Depreciation expense increased by 19.2%, largely from the full year’s depreciation expense for Hotel Freizeit Auefeld and one month’s depreciation of Hotel Kranichhöhe.

Interest expense in 2016 included the full year’s interest payments on both the Bank Sparkasse Hann. Münden loan (the “Sparkasse Hann. Münden Loan”) and the seller-financed loan (the “Seller Loan”) on the Hotel Freizeit Auefeld as well as the full year’s interest payments on the Bank Sparkasse Langen-Seligenstadt loan (the “Sparkasse Seligenstadt Loan”) .  In 2015, interest expense consisted of the full year’s interest on the Sparkasse Seligenstadt Loan and seven months of interest on the Sparkasse Hann. Münden Loan.

Other income consists of the gains from bargain purchases of the Hotel Kranichhöhe and Hotel Columbus in 2016 and 2015, respectively.

The increase of approximately $1.3 million, or 91.4%, in income taxes, was primarily due to a higher taxable income base for our Czech operations and from alternative minimum taxes paid in the U.S. for intercompany dividends used principally to retire intercompany loans.  There was no income tax liability incurred from the TWHG entity, the Germany holding company of the three German hotels, due to the carry-over losses associated with acquisition costs incurred for Hotel Columbus in 2014, Hotel Freizeit Auefeld in 2015 and Hotel Kranichhöhe in 2016.

Therefore, for the year ended December 31, 2016, we achieved a net income of $6.3 million, an approximately $2.5 million, or 63.9%, increase over the prior year’s approximately $3.9 million.

During the past nine years, inflation has not been a major factor that has materially affected the Company’s operating results. We have generally recovered costs associated with any nominal inflation through price adjustments in our food and beverage and hotel room pricing, and in 2017, we expect to continue to apply the same principle uniformly throughout our operations. However, primarily due to competitive market and other economic pressures, any such future increases in costs associated with our casino or hotel operations and maintenance of our properties may not be completely recovered by the Company.

Our Business Units:

Casino Segment

Ceska, Czech Republic

For 2016, Ceska posted a 3.0% total revenue increase versus 2015, despite a 6.1% decrease in overall attendance, due to the negative impact from 2016 UEFA Champion soccer tournament held during mid-June to mid-July, as well as a 2.1 ppt reduction in the WP.  The improved revenue was due to a 12.5% increase in players’ DpH, which contributed to a 3.6% increase in total drop.  Slot revenue increased by 6.5% from the prior year, even with a 3.7% decrease in slot attendance.  Operating expenses were down by 12.0% from a year ago, mainly from lower amenity expenses, which include complimentary F&B and giveaways. Overhead expenses were down 21.9% compared to last year, largely due to significantly lower marketing and promotional activities, which were temporarily banned from January 2016 to September 2016 by the MOF under the premise that the operation of these promotional events were in violation of the law, as interpreted by the MOF.   The suspension affected all casinos operating in Czechia.  In late September 2016, the MOF reversed its position and removed the suspension for all casino operators.  Neither Ceska nor its sister casinos were materially affected by the ban.

Route 55, Czech Republic

In 2016, Route 55’s revenue increased by 23.4% from the previous year, due to a combination of a 13.9% increase in overall attendance, higher DpH of 5.8%, and a 2.0 ppt rise in the WP.  The continuing shift in the casino’s clientele mix from live games toward slots is reflected in the 69.0% slot revenue composition of total revenue, compared with 67.7% in the prior year.  Despite the shift in business, both live game revenue and slot revenue increased year-over-year by double-digits, 21.2% and 25.7%, respectively.  Operating costs were up largely due to volume-based costs and revenue-based gaming taxes, while overhead expenses were down by 16.2%, due to lower marketing and promotional expenditures, as a result of the MOF’s temporary suspension noted above, and to lower utility expenses, from a milder winter and cooler summer.

Route 59, Czech Republic

In 2016, Route 59’s overall attendance was up by 12.3% from last year, resulting from an effective players’ loyalty program and superior customer service.  DpH increased by 10.1% while total drop rose by 22.7% over the prior year.  The casino posted a 35.5% increase in total revenue, despite the approximately nine-month promotional ban by the MOF, which had no discernible impact on its business and operations, as the ban applied equally to all Czech casino operators. Operating costs in 2016 increased primarily from volume-based costs and revenue-based gaming taxes.  Overhead costs were down by 13.8% due principally to the lower marketing and promotional expenses, and to lower utility expenses.  The business improvement was also, in part, attributable to the synergic operation of the adjoining Hotel Savannah and the Spa, which supports and enhances the casino operation.

Hotel Savannah and the Spa, Czech Republic

In 2016, Hotel Savannah posted a YOY occupancy increase of 2.3 ppts and a 4.0% improvement in ADR.  These improvements contributed to 2.9% increase in total revenue. The business improvement was in spite of a weaker regional hospitality market, and competitive online booking venues.  Lower overhead costs, principally in payroll and utility expense from a milder weather year, contributed to improved earnings.  The Hotel Savannah continues to play a crucial role as part of the Route 59 Complex by helping to attract new and existing players to the casino.

Hotel Segment

Hotel Columbus, Germany

Occupancy rate rose by 0.3% over the prior year, while ADR improved by 2.6%, thereby contributing to a 5.8% increase in total revenue over the prior year.  When compared with last year, operating costs were 2.3% higher while overhead expenses were 11.7% lower, thanks to lower payroll and lower repairs and maintenance costs.

Hotel Freizeit Auefeld, Germany

The hotel had its first full year of operation in 2016, and underwent several renovations in the year, which encompassed guest rooms, restaurant and the main kitchen facilities and select public areas.  Although the renovations did not materially affect the hotel operations, which was open throughout this period, the unseasonably cold and rainy weather deterred significant business arrivals. Therefore, occupancy rate fell 3.1 ppts from last year, which only included the period from June to December.  Despite the weaker business, the hotel was able to boost ADR by 8.2% over the prior year’s seven-month period.   Operating and overhead expenses included non-capitalizable costs associated with aforementioned renovations and higher utility expenses due to the colder weather.

Hotel Kranichhöhe, Germany

Acquired in December 2016, the hotel will undergo a $1.6 million renovation in 2017 to address product deficiencies, subsequent to which it will be repositioned from a three-star to four-star rated hotel in 2018. The renovation scope will include complete refurbishment of approximately 50% of the guest rooms; partial renovation of the remaining guest rooms; update of all guest room corridors; minor refurbishments of public areas; upgrade of some meeting rooms, including audio/visual equipment; and improvements to the heating, ventilation, and other technical installations.  (See also Note 13 - “Acquisition and Purchase Price Allocation” of the Notes to the Consolidated Financial Statements, included in this Annual Report in Part II, Item 8).

Liquidity and Capital Resources

At December 31, 2016, we had a working capital surplus of approximately $8.4 million, compared with a working capital surplus of $4.0 million at December 31, 2015.  Excluding for the impact of the timing variance of Kreissparkasse Köln bank loan receivable, which was funded on January 25, 2017, we would have had a working capital surplus of $4.1 million.

For the year ended December 31, 2016, our net cash provided by operating activities was $10.9 million, which primarily consisted of $6.3 million from net income; $2.2 million from depreciation and amortization; increases in Czech gaming tax accrual of $1.2 million, accrued expenses and other current liabilities aggregating $1.5 million, that included an accrual of $277,000 for the Hotel Kranichhöhe’s real estate transfer tax and an additional $255,000 in employee incentive-related accrual from the stronger earnings achieved, plus $358,000 in stock and options expenses, which included $93,750 for the common stock issued for vested restricted stock award to Mr. Ramadan, pursuant to achievement of earnings per share targets in his employment agreement.  These increases were partially offset by decreases in other current assets, deferred tax assets, deposits and other assets, as well as the gain of $124,000 from a bargain purchase of said hotel, plus a small gain on assets disposal.

Our net cash used in investing activities totaled approximately $7.9 million, which included $2.7 million in capital improvements to our properties and the investment and advance totaling approximately $5.2 million for acquisition of Hotel Kranichhöhe, which were partially offset by approximately $38,000 of proceeds from the sale of assets.

Our net cash used in financing activities consisted of principal payments on the Sparkasse Seligenstadt Loan, the Sparkasse Hann. Münden Loan and the Seller Loan, and capital lease payments.

We are also obligated under various contractual commitments.  The following is a summary of our contractual commitments over the next five years, as of December 31, 2016:

(in thousands, except in the footnotes)		Within	Years	Years
Contractual Obligations	Total	1 Year	2 - 3	4 - 5	Thereafter

Long-term, secured debt, foreign (1)	$11,478	$832	$1,733	$1,828	$7,085
Slot machine leases (2)	489	489
Operating and other capital leases (3)	351	123	202	26
Ground lease (4)	1,834	27	54	54	1,699
Employment agreements (5)	680	680
Total contractual obligations	$14,832	$2,151	$1,989	$1,908	$8,784

(1)

On September 9, 2014, the Company received a €3.6 million, or approximately $3.8 million, 15-year, amortized loan granted by a local German bank, Bank Sparkasse Langen-Seligenstadt, to purchase the Hotel Columbus.  The loan terms provide for a fixed interest rate of 3.1% for the first ten years, followed by a prevailing market-based fixed rate for this type of commercial loan for the remainder of the term. On June 16, 2015, as part of the Hotel Freizeit Auefeld acquisition, TWC assumed the hotel’s outstanding five bank loans from Bank Sparkasse Hann. Münden. The assumed bank debt was converted in November 2015 to a single loan of approximately €2.0 million, or $2.1 million, with the same lender, at 2.99% annual interest, fixed for 10 years, and amortized over 15 years.  The Hotel Freizeit Auefeld was acquired also through a seller-financed loan of €2.2 million, or $2.3 million, with terms of 3.0% annual fixed interest, amortized over 10 years, with a first two-month no-interest grace period. On December 21, 2016, TWC signed a loan agreement with Bank Kreissparkasse Köln for a €4.0 million (or $4.2 million), 13-year, amortized loan to purchase the Hotel Kranichhöhe.  The loan terms provide for a fixed interest rate of 1.95% for the first ten years, followed by a prevailing market-based fixed rate for this type of commercial loan for the remainder of the term.  The loan was disbursed on January 25, 2017. (See also “Note 4 — Long Term Debt” of the Notes to the Consolidated Financial Statements, included in this Annual Report in Part II, Item 8).

(2)

The annual slot lease expenses are estimated, since each slot machine is on a five-year lease with varying term maturity, and can be terminated at any time, with a 3-month payment penalty.  The estimated total cost is based on 442 leased slot machines as of December 31, 2016.

(3)

Include the long-term lease for corporate office space, expiring on March 31, 2020 and employee housing leases, which can be terminated at any time with a six-month prior notice.  The six-month period commitment equates to a cost of approximately $25,000 for all existing employee housing leases as of December 31, 2016.

(4)

Ground lease rights to the plot of land upon which the Hotel Freizeit Auefeld stands for an additional 70 years, the contract for which includes both right of first refusal buyout and renewal options in favor of TWC, the leaseholder.  The plot is owned by the County of Göttingen and leased to the hotel at a current cost of €26,078 (or approximately $27,500) per year.

(5)	Represents the salary obligation under two corporate executives’ employment agreements. (See also Part III, Item 11. “Executive Compensation”).

The Company has no off-balance sheet arrangements.

Our Plan of Operations

We will continue to develop and refine our marketing and operational strategies designed to increase attendance and revenues at our existing locations in Czechia while striving to minimize costs, through cost-sharing alliances with non-competing businesses, where advantageous.  With respect to Hotel Savannah, we are utilizing the synergy of both gaming and hospitality resources to lower operating costs and improve profit margins.

In Germany, in addition to recent product improvements made in 2016 at the Hotel Freizeit Auefeld, that included renovations to the guest rooms, restaurant, main kitchen facilities and certain public areas, and the planning of the Hotel Kranichhöhe’s renovation in 2017, we recently implemented a dynamic sales strategy that includes the use of an outside company that provides lead sourcing and sales support as a complement to our in-house team, which we expect to help fuel occupancy growth for our hotels in 2017 and beyond.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.  TWC does not maintain any instruments in a trading portfolio to offset or to hedge market risk.

Interest Rate Risk

The interest rate on our Hotel Columbus bank debt of $3.3 million at December 31, 2016, represented by the Sparkasse Seligenstadt Loan, is based on a fixed rate of 3.1% per annum, for the first ten years of a 15-year loan term, maturing on September 9, 2029.  The terms of the loan agreement stipulate that the interest rate in the last five remaining years of the term will be based upon the prevailing market-based fixed rate for this type of commercial loan, which may be higher than it is today.  The Hotel Freizeit Auefeld was acquired with the assistance of the Sparkasse Hann. Münden Loan and the Seller Loan.  TWC assumed the hotel’s outstanding five bank loans from Sparkasse Hann. Münden. The assumed bank debt was converted in November 2015, as per mutual agreement, to a single loan of approximately €2.0 million, or $2.1 million, with the same lender, at a mutually agreed-upon 2.99% annual interest, fixed for 10 years, and paid over 15 years.  The Hotel Freizeit Auefeld was acquired also through a seller-financed loan of €2.2 million, or $2.3 million, with terms of 3.0% annual fixed interest, amortized over 10 years, with a no-interest first two-month grace period.  The interest rate on our Hotel Kranichhöhe bank debt of $4.2 million at December 31, 2016, represented by the Kreissparkasse Köln Loan, is based on a fixed rate of 1.95% per annum, for the first ten years of a 13-year loan term, maturing on November 21, 2029.  The terms of the loan agreement stipulate that the interest rate in the last three remaining years of the term will be based upon the prevailing market-based fixed rate for this type of commercial loan.  Therefore, our interest expense in year 11 could increase as a result of this factor.  However, we cannot predict with any certainty the long-term direction of the local and national economy of Germany nor the impact of the world economy on interest rates.  Any movement toward higher interest rates in year 11 could have a material effect on our interest expense.  We would have an interest rate risk exposure upon our remaining principal at that time of approximately $1.4 million for Hotel Columbus, approximately $760,000 for Hotel Freizeit Auefeld and $1.3 million for Hotel Kranichhöhe.  We have not in the past and do not currently engage in interest-rate swap agreements or other types of interest-rate hedging activities. Our Company’s management evaluates our exposure to market risk by monitoring interest rates in the marketplace to determine the best course of action, if needed.

Foreign Currency Exchange Rate Risk

The information in this section should be read in conjunction with information related to changes in the exchange rates of foreign currency in “Part I, Item 1A. Risk Factors.”  Changes in foreign currency exchange rates could materially adversely affect our consolidated results of operations and/or financial condition.

Due to the fact that our operations are all located overseas, our overall results are subject to the impact of fluctuations in foreign currency exchange (“FX”) rates.  Pursuant to the January 2002 adoption of the EUR by Germany and Austria (but not Czechia) as the sole trading currency by all European Union member nations that had previously tied their local currencies to it, our operations conducted business in EURs and CZKs.  Because the vast majority of our customers are German and Austrian, our revenues are generally received in EUR.  However, because our operations are situated in the CZ, the majority of our expenses are denominated in CZKs.  As our primary reporting subsidiary, TWH&E, is a Czech entity, all revenues and expenses, regardless of sources of origin, are recognized in the Czech currency and translated to USD for reporting purposes.

Based on our sensitivity analysis, as of the year ended December 31, 2016, we determined that hypothetical 10% movements in the two functional currencies, the CZK, when converted to the USD, and the EUR, when converted to the CZK, would have resulted in the following changes to our operating results:

•	A hypothetical 10% strengthening of the USD to the CZK would have decreased our operating results before tax by an approximate $1.3 million;
•	A hypothetical 10% weakening of the USD to the CZK would have increased our operating results before tax by an approximate $1.6 million;
•	A hypothetical 10% strengthening of the EUR to the CZK would have increased our operating results before tax by an approximate $3.4 million; and
•	A hypothetical 10% weakening of the EUR to the CZK would have decreased our operating results before tax by an approximate $3.4 million.

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

Item 8.     Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Trans World Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Trans World Corporation and Subsidiaries (collectively, the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the years ended December 31, 2016 and 2015.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trans World Corporation and Subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years ended December 31, 2016 and 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ WithumSmith+Brown PC

Morristown, New Jersey
March 7, 2017

CONSOLIDATED BALANCE SHEETS

December 31, 2016 and 2015
(in thousands, except for share data)

	December 31, 2016	December 31, 2015

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,868	$10,674
Prepaid expenses	227	409
Loan receivable	4,215
Other current assets	853	509

Total current assets	18,163	11,592

PROPERTY AND EQUIPMENT, net	41,524	37,122

OTHER ASSETS:
Goodwill	4,857	5,016
Deferred tax assets	99
Deposits and other assets	1,461	1,509

Total other assets	6,417	6,525

TOTAL ASSETS	$66,104	$55,239

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Long-term debt, current maturities	$832	$542
Capital lease, current portion		22
Accounts payable	1,169	753
Czech gaming tax accrual	3,305	2,219
Foreign income tax accrual	956	957
Accrued expenses and other current liabilities	3,540	3,052

Total current liabilities	9,802	7,545

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	10,646	7,493
Deferred foreign tax liability		32

Total long-term liabilities	10,646	7,525

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 4,000,000 shares authorized, none issued
Common stock, $.001 par value, 20,000,000 shares authorized, 8,854,011 shares in 2016 and 8,829,011 shares in 2015 issued and outstanding	9	9
Additional paid-in capital	54,270	53,387
Accumulated other comprehensive loss	(5,001)	(3,282)
Accumulated deficit	(3,622)	(9,945)

Total stockholders’ equity	45,656	40,169

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$66,104	$55,239

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME
Years Ended December 31, 2016 and 2015
(in thousands, except for share and per share data)

	Year Ended December 31,
	2016	2015

REVENUES	$53,238	$42,386

COSTS AND EXPENSES:

Cost of revenues	28,673	21,747
Depreciation and amortization	2,220	1,863
Selling, general and administrative	13,235	13,467
	44,128	37,077
INCOME FROM OPERATIONS, before other income (expenses) and income taxes	9,110	5,309

OTHER INCOME (EXPENSES):

Interest expense	(243)	(206)
Other income	124	149
	(119)	(57)

INCOME BEFORE INCOME TAXES	8,991	5,252

INCOME TAXES	(2,668)	(1,394)

NET INCOME	6,323	3,858

Other comprehensive loss, foreign currency translation adjustments, net of tax of $0	(1,719)	(3,768)

COMPREHENSIVE INCOME	$4,604	$90

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	8,838,984	8,822,488
Diluted	9,498,578	9,259,553

EARNINGS PER COMMON SHARE:

Basic	$0.72	$0.44
Diluted	$0.67	$0.42

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2016 and 2015
(in thousands, except for share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances, January 1, 2015	8,821,205	$9	$52,888	$486	$(13,803)	$39,580
Deferred board fees to be paid in stock, pursuant to the Deferred Compensation Plan (DCP)			71			71

Deferred employee incentives to be paid in stock, pursuant to the DCP			350			350

Foreign currency translation adjustment, net of tax				(3,768)		(3,768)

Stock option expense			78			78

Issuance of stock pursuant to DCP	7,806

Net income					3,858	3,858
Balances, December 31, 2015	8,829,011	$9	$53,387	$(3,282)	$(9,945)	$40,169
Deferred board fees to be paid in stock, pursuant to the DCP			100			100

Deferred employee incentives to be paid in stock, pursuant to the DCP			425			425

Foreign currency translation adjustment, net of tax				(1,719)		(1,719)

Stock option expense			264			264

Common stock issued for vested restricted stock award	25,000		94			94

Net income					6,323	6,323
Balances, December 31, 2016	8,854,011	$9	$54,270	$(5,001)	$(3,622)	$45,656

See accompanying notes to consolidated financial statements.

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2016 and 2015
(in thousands)

	2016		2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income		$6,323		$3,858
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from assets disposal		(28)		(5)
Gain on bargain purchase of assets		(124)		(149)
Depreciation and amortization		2,220		1,863
Stock and option expenses		358		78
Deferred board fees		100		71
Deferred income tax liability		(130)		(266)
Changes in operating assets and liabilities:
Prepaid expenses		176		(143)
Other current assets		(575)		(66)
Deferred tax assets		(99)
Deposits and other assets				(431)
Accounts payable		461		(191)
Czech gaming tax accrual		1,214		577
Foreign income tax accrual		32		908
Accrued expenses and other current liabilities		996		1,137
NET CASH PROVIDED BY OPERATING ACTIVITIES		10,924		7,241

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment		(2,743)		(944)
Investment for acquisition of Hotel Kranichhöhe		(957)
Advance for acquisition of Hotel Kranichhöhe		(4,215)
Cash payment to seller for acquisition of Hotel Freizeit Auefeld				(275)
Proceeds from sale of assets		38		5
NET CASH USED IN INVESTING ACTIVITIES		(7,877)		(1,214)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on Hotel Freizeit Auefeld's Seller Loan		(115)		(135)
Principal payments on bank loans		(436)		(296)
Capital lease payments		(22)		(29)
NET CASH USED IN FINANCING ACTIVITIES		(573)		(460)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS		(280)		(1,482)

NET INCREASE IN CASH AND CASH EQUIVALENTS		2,194		4,085

CASH AND CASH EQUIVALENTS:
Beginning of period		10,674		6,589

End of period		$12,868		$10,674

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest		$243		$206
Cash paid during the period for income taxes		$2,653		$737

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Deferred compensation to be paid in common stock		$425		$350
Assumption of Sparkasse Hann. Münden loans for Hotel Freizeit Auefeld	$			$2,220
Seller loan received in connection with acquisition of Hotel Freizeit Auefeld	$			$2,455
Purchase price of Hotel Freizeit Auefeld	$			$4,950
Kreissparkasse Köln loan in connection with acquisition of Hotel Kranichhöhe		$4,215	$

See accompanying notes to consolidated financial statements.

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Figures in thousands, except for statistics and share data)

NOTE 1 - Nature of Business

Trans World Corporation and Subsidiaries (collectively, “TWC” or the “Company”), a Nevada corporation, is primarily engaged in the gambling business in the Czech Republic (“CZ” or “Czechia”) and in the hospitality business in Germany (“DE”).

TWC owns and operates three full-service casinos and four hotels.  The Company’s operating units are organized under two reportable segments: a casino segment and a hotel segment.  The three casinos operate under its registered brand, American Chance Casinos (“ACC”).  One casino is located in the western part of the CZ, close to the German border, in Ceska Kubice (“Ceska”), which currently has 14 gaming tables and 102 slot machines.  The other two casinos are located in the southern part of the CZ, close to the Austrian border.  The larger of these two, “Route 55,” located in Dolni Dvoriste, has 21 gaming tables and 150 slot machines.  The other casino, “Route 59,” is located in Hate, near Znojmo, and currently has 25 gaming tables and 190 slot machines.  In addition to the Czech casinos, TWC also owns and operates a 77 -room, European four-star deluxe hotel, the Hotel Savannah, which is physically connected to our Route 59 casino, and also a full-service spa, the Spa at Savannah (the “Spa”), which is operated by an independent contractor and is attached to the hotel. The three casinos and the Hotel Savannah comprised the Company’s casino segment.

The Hotel Columbus is a 117-room, four-star hotel, located in Seligenstadt, Germany, near Frankfurt.  The Hotel Freizeit Auefeld, is a 93-room, four-star hotel, located in Hann. Münden, Germany, about a two-hour drive north of Frankfurt.  Although the Company acquired the hotel on June 16, 2015, the signing parties agreed to set the acquisition date retroactive to June 1, 2015, which had no impact on the purchase price.  The Company also acquired Hotel Kranichhöhe, a 107-room three-star hotel, located in Much, Germany, near Cologne, Germany.  It is about a two-hour drive south-east to the Hotel Columbus and a three-hour drive east to Hotel Freizeit Auefeld.  Although the Company acquired the hotel on December 21, 2016, the signing parties agreed to set the date of acquisition retroactive to December 1, 2016, which had no impact on the purchase price.  The three German hotels comprised the Company’s hotel segment.

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

The functional currency of the Czech subsidiaries is the local Czech koruna ("CZK") and the functional currency of the German subsidiary is the euro currency ("EUR"). However, as our primary reporting subsidiary, TWH&E, is a Czech entity, all transactions, regardless of sources of origin, are recognized (and in the case of the German hotel operation, are recognized first) in the Czech currency and translated to USD for reporting purposes.

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

Goodwill - Goodwill represents the excess of the cost of the Company’s subsidiaries over the fair value of their net assets at the date of acquisition.  In the CZ, this consisted of the Ceska casino and a parcel of land in Hate (upon a portion of which the Route 59 Casino and Hotel Savannah are situated). In Germany, it consists of the Hotel Freizeit Auefeld.  In light of the recent acquisition of German assets, TWC’s allocation of its Czech goodwill over two geographical reporting units, which are components of the casino segment, have been renamed and classified as the “Pilsen reporting unit” (“PRU”), which consists of the Ceska casino, and the “South Moravia reporting unit” (“SMRU”), which consists of the land in Hate. The hotel segment goodwill is derived from the Hotel Freizeit Auefeld, and is represented by the “Lower Saxony reporting unit” (“LSRU”).

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

Based on TWC’s own assessment of qualitative factors which included an analysis of macroeconomic conditions, financial performance, industry and market considerations, and other factors, the Company concluded that it was not necessary to perform a two-step quantitative goodwill impairment test and that the goodwill of the Company was not impaired as of September 30, 2016, its annual assessment date.  There were no triggering factors during the fourth quarter of 2016, hence, no additional goodwill impairment testing was warranted as of December 31, 2016.

Comprehensive Income (Loss) —  The Company complies with requirements for reporting comprehensive income (loss).  Those requirements establish rules for reporting and display of comprehensive income (loss) and its components.  Furthermore, they require the Company’s change in the foreign currency translation adjustments to be included in other comprehensive income (loss). There were no other components of the Company’s comprehensive income (loss) in 2016 and 2015.

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

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Figures in thousands, except for statistics and share data)

The impact of foreign currency translation on goodwill is presented below:

	Goodwill
	Casino Segment						Hotel Segment			Total
	Pilsen			South-Moravia			Lower Saxony
As of December 31, 2016 (in thousands, except FX)	reporting unit			reporting unit			reporting unit

Balance in USD ($)		$3,042	(1)		$537	(1)		$131			$3,710
Balance in EUR (€)								€119			€119
Foreign Exchange Rate ("FX")		33.883			33.883			27.245
Balance in CZK (Kč)	Kč	103,072	(2)	Kč	18,195	(2)	Kč	3,242	(3)	Kč	124,509
Applicable FX(4)		25.639			25.639			25.639
Balance at December 31, 2016		$4,020			$710			$127			$4,857
Net cumulative change to goodwill due to foreign currency translation		$978			$173			$(4)			$1,147

(1)

Goodwill was amortized over 15 years until the Company started to comply with revised GAAP requirements, as of January 1, 2002. This balance represents the remaining, unamortized goodwill, after an impairment charge was taken prior to January 1, 2003.

(2)	USD residual balance translated to CZK at June 30, 1998, the date of acquisition of such assets, with the date of acquisition CZK to USD FX rate of 33.883.
(3)	EUR balance translated to CZK at June 1, 2015, the date of acquisition of the Hotel Freizeit, with the date of acquisition FX rate of 27.245 from CZK to EUR.
(4)	FX central bank foreign exchange rates taken from www.CNB.CZ.

Earnings Per Common Share - The Company complies with accounting and disclosure requirements regarding earnings per share.  Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share incorporate the dilutive effect of Common Stock equivalents on an average basis during the period.  As of December 31, 2016, the Company’s Common Stock equivalents include 665,000 unexercised stock options, 50,000 shares of restricted stock, and 626,028 shares issuable under the Company’s Deferred Compensation Plan.  As of December 31, 2015, the Common Stock equivalents included 635,000 unexercised stock options, 75,000 shares of restricted stock, and 436,842 deferred compensation shares.  These shares for the respective years were included in the computation of diluted earnings per common share, if such unexercised stock options, restricted stock, and deferred compensation stock were vested and/or “in-the-money,” as the case may be.

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Figures in thousands, except for statistics and share data)

A table illustrating the impact of dilution on earnings per share, based on the treasury stock method, is presented below:

	For the Year Ended
	December 31,
	2016	2015

Basic earnings per share:
Net income	$6,323	$3,858

Weighted average common shares	8,838,984	8,822,488

Basic earnings per share	$0.72	$0.44

Diluted earnings per share:
Net income	$6,323	$3,858

Weighted average common shares	8,838,984	8,822,488

Addition due to the effect of dilutive securities using the treasury stock method:
Stock options	33,566	223
Stock issuable under the Deferred Compensation Plan	626,028	436,842

Dilutive potential common shares	9,498,578	9,259,553

Diluted earnings per share	$0.67	$0.42

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

Revenue segment as percentage of total revenue:

	For the Year Ended
	December 31,
	2016	2015

Gaming	87.4%	87.5%
Rooms	7.1%	7.1%
F&B	4.9%	4.7%
Spa/Other departments	0.2%	0.3%
Other	0.4%	0.4%
Total Revenue	100.0%	100.0%

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

Segment Reporting  On September 1, 2014, the Company acquired Hotel Columbus and after this acquisition, the Company determined, due to the significance of the assets acquired and pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, Segment Reporting, that the Company had two reportable segments, a casino segment and a hotel segment.  ASC 280 designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments.  The Company is including this segment reporting under Note 14 – “Segment Information,” below.

Promotional Allowances  Promotional allowances primarily consist of the provision of complimentary food and beverages and, to certain of its valuable players, hotel or room accommodations.  For the years ended December 31, 2016 and 2015, revenues do not include the aggregate of retail amount of food and beverages (“F&B”) and hotel or room accommodations of $7,496 and $6,688, respectively, provided at no-charge to customers. The retail value of the F&B given away is determined by dividing the F&B costs charged to the gaming operation of $2,655 and $2,404, for the respective periods, by the average percentage of cost of F&B sold.  The cost of hotel or room accommodations is either the out-of-pocket expenses paid to other hotels to accommodate TWC’s customers or the retail charge of room accommodations at the Company’s Hotel Savannah and at its VIP guest rooms at Ceska and at Route 55.

The promotional allowances are summarized below:

	For the Year Ended
	December 31,
	2016	2015

Cost of complimentary F&B (A)	$2,655	$2,404
Average cost of F&B sold (B)	36.1%	36.7%

Retail value of F&B (A/B)	7,355	6,550
Cost of hotel accommodations	141	138
Total hypothetical retail value	$7,496	$6,688

External Advertising -  The Company complies with the accounting and reporting requirements for reporting on advertising costs.  External advertising expenses are charged to operations as incurred and were $140 and $175 for the years ended December 31, 2016 and 2015, respectively, as recorded in the selling, general and administrative expenses of the consolidated statements of operations.

Fair Value of Financial Instruments - The fair values of the Company’s assets and liabilities that qualify as financial instruments, mainly the debts underlying the assets of the three German hotels, approximate their carrying amounts presented in the accompanying consolidated balance sheets at December 31, 2016 and 2015, respectively.

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

Impairment of Long-Lived Assets - The Company periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may be recoverable.  If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived assets, or by the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists.  If an asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Figures in thousands, except for statistics and share data)

value. An estimate of the asset’s fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. The Company reports an asset to be disposed of at the lower of its carrying value or its estimated net realizable market value. There were no impairment losses for long-lived assets recorded for the years ended December 31, 2016 and 2015, respectively.

Stock-based Compensation The Company accounts for stock options using the modified prospective method in accordance with FASB ASC 718-10, “Compensation-Stock Compensation.”  Under this method, compensation costs include the estimated grant date fair value of the awards amortized over the options’ vesting period.

The Company currently utilizes the Black-Scholes option pricing model to measure the fair value of stock options granted to certain key management employees (“KMEs”).  Stock-based compensation was approximately $358 and $78 for the years ended December 31, 2016 and 2015, respectively, and is included in selling, general and administrative expenses in the consolidated statements of operations.

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
CZK 55 (or approximately $2.15) gaming tax per slot machine, per day (paid to the federal government).

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

In December 2015, the President of the Czech Republic signed an amendment to the Gaming Tax Law (“2016 Gaming Tax Amendment”) that effectively raised the rates of these gaming taxes. The amendment became effective on January 1, 2016 and the new rates in the gaming tax law are as follow:

2016 Gaming Tax Amendment
(in actual amounts)	(Effective from January 1, 2016 to December 31, 2016)
Live Games	23% gaming tax from revenue earned from live games (70% of tax allocated to the federal government; 30% of tax allocated to the local municipality).

Slots

28% gaming tax from revenue earned from slot games (20% of tax allocated to the federal government; 80% of tax allocated to the local municipality); and a per diem fixed fee of Kč 80 (approximately $3.12) per slot machine (allocated to the federal government).

Net Income	No change from the 19% corporate income tax noted above

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Figures in thousands, except for statistics and share data)

Gaming taxes are payable by the 25th day following the end of each calendar quarter, while corporate income tax obligation is paid by June 30th of the subsequent year. The Company is also required to make estimated quarterly income tax payments. TWC was current on all of its Czech tax payments at December 31, 2016 and through the date of this report.

TWC’s gaming-related taxes and fees, which are recognized in the Gaming Department’s expenses, for the years ended December 31, 2016 and 2015 are summarized in the following table:

	For the Year Ended
(amounts in thousands)	December 31,
	2016	2015

Gaming revenues (excluding ancillary revenues)	$44,967	$35,682

Gaming taxes and fees	12,398	7,441
Gaming taxes and fees as % of above gaming revenues	27.6%	20.9%

In conformity with the European Union (“EU”) taxation legislation, the Czech Republic’s VAT has gradually increased from 5%, when that country joined the EU in 2004, to 21%, the effective rate since 2013. Unlike in other industries, VATs are not recoverable for gambling operations. The recoverable VAT under the Hotel Savannah and Hotel Columbus operations was not material for the years ended December 31, 2016 and 2015, respectively.

On June 7, 2016, the President of Czechia signed the 2017 Gambling Act (186/2016 Coll.) (the “Gambling Act”) and the 2017 Gambling Tax Act (187/2016 Coll.) (the “2017 Gambling Tax Act”) (collectively referred to as the “Gambling Acts”).  The Gambling Acts became law on June 15, 2016, when they were published in the official Collection of Laws, maintained by the Czech Ministry of the Interior.  The 2017 Gambling Tax Act, which is took effect on January 1, 2017, raised the gaming tax rate on technical game (i.e. slot machine or electromechanical roulette or dice) revenues to the greater of a “minimum tax” or 35%, and eliminated the per diem fixed fee of actual amount of Kč 80 (approximately $3.12) on each slot machine.  This new “minimum tax” on technical games is equal to the product of:  (x) the sum of all gambling positions of individual approved terminal devices (such as slot machines, electromechanical roulette and dice machines) permitted for the location of the gambling premises, times (y) Kč 9,200 (approximately $359).  Therefore, if the aggregate tax amount collected from the 35% gaming tax on technical game revenues is lower than the computed “minimum tax,” then the casino operator must pay the “minimum tax” and not the aggregate tax amount collected from the 35% gaming tax.  Otherwise, if the aggregate tax amount collected from the 35% gaming tax on technical game revenues is greater than the computed “minimum tax,” then the casino operator need only pay the aggregate tax amount collected from the 35% gaming tax and not the “minimum tax.”  The gaming tax rate on live game (i.e. cards, roulette or dice) revenues remains unchanged at 23%.  Further, the 2017 Gambling Tax Act modified the tax revenue allocation

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Figures in thousands, except for statistics and share data)

between the federal government and local municipalities.  A summary table of the 2017 Gambling Tax Act is shown below:

2017 Gambling Tax Act
(in actual amounts)	(Effective from January 1, 2017)
Live Games	23% gaming tax from revenue earned from live games (70% of tax allocated to the federal government; 30% of tax allocated to the local municipality).

Slot and other technical games

The greater of either: (a) the aggregate amount collected from 35% gaming tax from revenue earned from slot and other technical games (35% of tax allocated to the federal government; 65% of tax allocated to the local municipality), or (b) a "minimum tax," calculated as the product of the sum of all gambling positions of individual approved terminal devices referred to in the permit for the location of the gambling premises times Kč 9,200 (approximately $359).

The 2017 Gambling Act introduces many new changes, requirements and conditions, that will take effect at various times in the future, some taking effect on the date of enactment, some on January 1, 2017 and certain provisions taking effect upon the renewal of the casino operator’s gambling licenses.  Although TWC’s 10-year gambling license expires in September 2018, and its slot operating one-year license expires at the end of 2017, the Company has begun to take steps to conform to these requirements for when it applies for renewal of its slot and other technical game license.  The Company is also awaiting the Czech Ministry of Finance’s (“MOF”) final interpretation of these new measures, some of which were clarified in August 2016 and others are awaiting further clarifications from the MOF.  The notable changes and requirements are summarized in the section, “New Gambling Acts and their Impact” in in Item 7. “Management Discussion and Analysis.”

The Company currently estimates that if the 2017 Gambling Tax Act were in effect for the full year ended December 31, 2016, it would have resulted in an annual reduction of approximately $1,300 to the Company’s consolidated earnings before income taxes, assuming all other factors remained constant.  The total impact of the 2017 Gambling Act cannot be quantified or estimated pending the interpretation of these measures by the MOF and their eventual implementation into the Company’s gambling operations.

Income Taxes - The Company complies with accounting and reporting requirements with respect to accounting for U.S. federal and foreign income taxes, which require an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed for differences between the financial statement and the tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.  In accordance with U.S. GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets.  This policy also provides guidance on thresholds, measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different entities.  The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Figures in thousands, except for statistics and share data)

been recognized as of and for the years ended December 31, 2016 and 2015. However, management’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

Effective January 1, 2012, the Czech government instituted an effective corporate income tax of 19% on income derived from gaming revenues, which prior to the law changes were subject only to gaming taxes. See Note 10 – “Income Taxes,” below.

Germany had an effective corporate income tax rate of approximately 30% for the years ended December 31, 2016 and 2015. The Company’s German hotel operations were not subject to income tax due to a net operating loss for the years ended December 31, 2016 and 2015, respectively.

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

In June 2014, the FASB issued guidance on stock compensation that requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. The guidance is effective for annual reporting periods beginning after December 31, 2015, with early adoption permitted. The Company’s adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued guidance on the presentation of financial statements for a going concern. The aim is to provide guidance on management’s responsibility to evaluate whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. This guidance is effective for fiscal years ending after December 15, 2016, and annual and interim periods thereafter. The Company’s adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

In September 2015, the FASB issued updated guidance on business combinations.  GAAP required that during the measurement period, the acquirer retrospectively adjust the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill. Those adjustments are required when new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts initially recognized or would have resulted in the recognition of additional assets or liabilities. The acquirer also must revise comparative information for prior periods presented in financial statements as needed, including revising depreciation, amortization, or other income effects as a result of changes made to provisional amounts. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, this update eliminates the requirement to retrospectively account for those adjustments.  For public companies, the updated guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015.  This update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with earlier application permitted for financial statements that have not been issued.  The Company adopted this guidance in 2016, which did not have any material impact on its consolidated financial statements.

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Figures in thousands, except for statistics and share data)

In November 2015, the FASB issued updated guidance on income taxes.  Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, this update requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by this update.  For public companies, the updated guidance is effective for financial statements issued for annual periods beginning after December 15, 2016.  Early adoption is permitted. The adoption of this guidance is reflected in the Company’s consolidated financial statements.

In February 2016, the FASB issued updated guidance to increase transparency and comparability among organizations by reporting lease assets and lease liabilities, both finance (capital) and operating leases, on the balance sheet and disclosing key information about leasing arrangements.  For public companies, the updated guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018 (including interim periods within those fiscal years).  Early adoption is permitted.  The Company has not adopted this guidance for 2016 and is currently evaluating the impact of adopting this standard. The adoption of this standard would require the Company to report its leases on slot machines in assets and liabilities of its consolidated balance sheets.

In March 2016, the FASB issued updated guidance, as part of its Simplification Initiative, which covers several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public business entities, the amendments in this updated guidance are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period.  The Company is currently evaluating the impact of adopting and does not expect the standard to have any material impact on its consolidated financial statements.

In January 2017, the FASB issued updated guidance to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation.  Under the current implementation guidance, there are three elements of a business—inputs, processes, and outputs. While an integrated set of assets and activities (collectively referred to as a “set”) that is a business usually has outputs, outputs are not required to be present. In addition, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs, for example, by integrating the acquired set with their own inputs and processes. The amendments in this Update provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in this Update (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The updated guidance provide a framework to assist entities in evaluating whether both an input and a substantive process are present. The framework includes two sets of criteria to consider that depend on whether a set has outputs. Although outputs are not required for a set to be a business, outputs generally are a key element of a business; therefore, the Board has developed more stringent criteria for sets without outputs. Lastly, the updated guidance narrows the definition of the term output so that the term is consistent with how outputs are described in another guidance regarding revenue from contracts with customers.  Public business entities should apply the amendments in this Update to annual periods beginning after December 15, 2017, including interim periods within those periods.  This updated guidance should be applied prospectively on or after the effective date. No disclosures are required at transition.  The Company is currently evaluating the impact of adopting and does not expect the standard to have any material impact on its consolidated financial statements.

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Figures in thousands, except for statistics and share data)

In January 2017, the FASB issued updated guidance to simplify the subsequent measurement of goodwill, by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this Update, an entity must perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.  An entity should apply this updated guidance in this update on a prospective basis. An entity is required to disclose the nature of and reason for the change in accounting principle upon transition. That disclosure should be provided in the first annual period and in the interim period within the first annual period when the entity initially adopts the amendments in this update. A public business entity that is an SEC filer should adopt this updated guidance for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  The Company has not adopted this updated guidance for 2016 and is currently evaluating the impact of adopting this standard.

NOTE 3 - Property and Equipment

At December 31, 2016 and 2015, property and equipment consisted of the following:

	2016	2015

Land	$4,576	$2,874
Building and leasehold improvements	37,580	34,950
Furniture, fixtures and other equipment	13,295	12,253
	55,451	50,077
Less accumulated depreciation and amortization	(13,927)	(12,955)

	$41,524	$37,122

Depreciation and amortization expense for the years ended December 31, 2016 and 2015 were approximately $2,220 and $1,863, respectively.

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Figures in thousands, except for statistics and share data)

NOTE 4 - Long-Term Debt

At December 31, 2016 and 2015, long-term debt consisted of the following:

	2016	2015

Sparkasse Seligenstadt Loan (1)	$3,324	$3,638
Sparkasse Hann. Münden Loan (2)	1,933	2,112
Freizeit Auefeld Seller Loan (3)	2,006	2,285
Kreissparkasse Köln Loan (4)	4,215
	11,478	8,035

Less current portions:
Sparkasse Seligenstadt Loan	216	216
Sparkasse Hann. Münden Loan	113	113
Freizeit Auefeld Seller Loan	213	213
Kreissparkasse Köln Loan	290
	832	542

	$10,646	$7,493

(1)

On September 9, 2014, the Company received a €3,600, or approximately $3,800,  15-year, amortized loan granted by a local German bank, Bank Sparkasse Langen-Seligenstadt (the “Sparkasse Seligenstadt Loan”) to purchase the Hotel Columbus.  The loan terms provide for a fixed interest rate of 3.1% for the first ten years, followed by a prevailing market-based fixed rate for this type of commercial loan for the remaining five years of the term.  The loan is secured by the Hotel Columbus’ assets as well as a cash deposit of €300, or $316, equaling approximately one year’s principal and interest payments and is held in a savings account with, and a mortgage on the hotel in favor of, the lender.  The loan terms require monthly payments of principal and interest at the end of each month and the loan will mature on September 9, 2029.

(2)

On June 16, 2015, as part of its Hotel Freizeit Auefeld acquisition, TWC assumed five bank loans from Bank Sparkasse Hann. Münden (the “Sparkasse Hann. Münden Loan”), aggregating €2,018, or approximately $2,127, with an average fixed interest rate of 4.94%. The assumed bank debt was converted in November 2015 to a single loan with the same lender, at 2.99% annual interest, fixed for 10 years, and amortized over 15 years. The loan is secured by the Hotel Freizeit Auefeld’s assets as well as a cash deposit of €250, approximately $264, equaling approximately one year’s principal and interest payments and is held in a savings account with, and a mortgage on the hotel in favor of, the lender. The loan terms required monthly payments of principal and interest at the end of each month and the loan will mature on November 30, 2030.

(3)

On June 16, 2015, as part of its Hotel Freizeit Auefeld acquisition, TWC was also granted a seller-financed loan of €2,232, or approximately $2,353 (the “Freizeit Auefeld Seller Loan”), with terms of 3.0% annual fixed interest, to be repaid monthly over 10 years, with a first two-month no-interest grace period. The loan is also secured by the Hotel Freizeit Auefeld’s assets.

(4)

On December 21, 2016, the Company signed for a €4,000, or $4,200,  13-year, amortized loan granted by a local German bank, Bank Kreissparkasse Köln (the “Kreissparkasse Köln Loan”) to purchase the Hotel Kranichhöhe.  The loan was funded on January 25, 2017.  In December 2016, the Company advanced €4,000 of the loan, or $4,215, in addition to its equity investment, for the purchase and recognized the loan proceeds as a receivable.  The loan terms provide for a fixed interest rate of 1.95% for the first ten years, followed by a prevailing market-based fixed rate for this type of commercial loan for the remaining three years of the term.  The loan is secured by the Hotel Kranichhöhe’s assets as well as a cash deposit of €709, or $747, equaling approximately two years’ principal and interest payments, which will be deposited in January 2017 and is to be held in a savings account with, and a

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Figures in thousands, except for statistics and share data)

mortgage on the hotel in favor of, the lender. The loan terms require monthly payments of principal and interest at the end of each month and the loan will mature on November 21, 2029.

Principal payments due on long-term debt are as follows:

Year ending December 31,
2017	$832
2018	855
2019	878
2020	902
2021	926
Thereafter	7,085
$11,478

NOTE 5 -  Accrued Expenses and Other Current Liabilities

At December 31, 2016 and 2015, accrued expenses and other current liabilities consisted of the following:

	2016	2015
Accrued payroll and related costs	$1,190	$951
Jackpots and player premium points	228	192
Operational accruals	407	536
Incentives/bonuses payable	1,438	1,173
Accrued real estate transfer tax, Hotel Kranichhöhe (Hotel Freizeit Auefeld in 2015)	277	200
	$3,540	$3,052

NOTE 6 - Commitments and Contingencies

Lease Obligations - The Company is obligated under several operating leases, excluding leased slot machines. Rent expense under these operating and financial leases, which include: (i) the ground lease at Hotel Freizeit Auefeld; (ii) the Company’s corporate office lease in New York City, the lease of which was renewed for another five years, through March 31, 2020, and (iii) the employee housing leases, which can be terminated anytime with a six-month prior notice, was approximately $175 and $164 for the years ended December 31, 2016 and 2015, respectively. Future aggregate minimum annual rental payments under all of these leases for the lesser of five years or until their expiration dates are as follows:

Twelve Months Ending December 31,
2017	$175
2018	$127
2019	$129
2020	$53
2021	$27

The Company is also obligated under a number of five-year, slot equipment operating leases, the projected costs of which are not included in the table above due to fluctuating inventory, expiring over staggered years, which provide for a monthly fixed rental fee per slot machine, and an annual option for replacement with different/newer machines during the term of the lease.  For the years ended December 31, 2016 and 2015, the Company’s slot lease expense was $2,436 and $2,321, respectively.  All slot leases can be terminated at any time, subject to an early-termination penalty equal to three-month lease payments for each leased slot machine.

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Figures in thousands, except for statistics and share data)

Employment Agreements - The Company’s employment agreement with its Chief Executive Officer (“CEO”), Mr. Rami S. Ramadan, absent the intervention of either party by September 30th of each year, renewed automatically for another calendar year, ending, as of February 28, 2017, on December 31, 2017.  In addition to a perpetually renewable employment term of one year absent the intervention of either party, the agreement provides for annual compensation, plus participation in the Company’s benefits programs and equity incentive plans.  Annual compensation of $450 will be paid in 2017, pursuant to the evergreen renewal terms of said employment agreement, excluding any bonus awards that were earned in 2016 but payable in 2017 or may be or have been granted in 2017 at the discretion of TWC’s Board of Directors (the “Board”).

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

The Company has a 3-year evergreen employment agreement, dated June 1, 2005, with its Managing Director of Operations and Development, Mr. Paul Benkley. Unless communicated to Mr. Benkley within 60 days prior to the expiration of his employment agreement, which currently expires on December 31, 2019, it will renew automatically for another three-year term.  In the event of termination without cause, excluding disability and retirement, he will be entitled to one year of severance at the annual salary in effect at the time of termination.  In the event of non-renewal of this employment contract, he will receive severance equal to three months’ salary based on the salary in effect on the date of expiration of the contract.

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

Taxing Jurisdiction - The Czech Republic and Germany currently has a number of laws related to various taxes imposed by governmental authorities, including gaming tax (for the Czech casinos), VAT, and payroll (social) taxes and corporate income tax. Tax declarations, together with other legal compliance areas (for example, customs and currency control matters) are subject to review and investigation by a number of Czech and German governmental authorities, which are enabled by law to impose fines, penalties and interest charges, and, ultimately, create tax risks for the Company in these countries in which it operates.  Management believes that it has adequately provided for its tax liabilities.

Legal Matters - The Company may be, from time to time, a party to various legal proceedings and administrative actions, all arising from the ordinary course of business.  The Company was not, as of the date of this report, involved in any material legal proceeding nor was it involved in any material litigation during the year ended December 31, 2016 and through the date of this filing.

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Figures in thousands, except for statistics and share data)

NOTE 7 - Risks and Uncertainties

Regulation and Licensing  The Company’s operations are subject to regulation by each federal and local jurisdiction in which it operates. Each of the Company’s officers may be subject to strict scrutiny and approval from the gaming commission or other regulatory body of each jurisdiction in which TWC conducts gambling operations.  Furthermore, the operations of its casinos are contingent upon maintaining all necessary regulatory licenses, permits, approvals, registrations, findings of suitability, orders and authorizations. The laws, regulations and ordinances requiring these licenses, permits and other approvals generally relate to the operations of the casinos, the payment of taxes, the responsibility, financial stability and character of the owners and managers of gambling operations, as well as persons financially interested or involved in gambling operations.  All of TWC’s Czech casinos are duly licensed by the MOF, the national governmental authority that regulates gambling in the Czech Republic.  The Company is also subject to ongoing regulation and oversight to maintain these operations.

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

Moreover, legislation to further prohibit, limit, or add burdens to its business, such as the Gambling Acts, previously mentioned, may be introduced in the future in the Czech Republic or elsewhere where gambling has been legalized. In addition, from time to time, legislators and special interest groups (which may include its competitors) have proposed legislation that would expand, restrict or prevent gambling operations or which may otherwise adversely impact its operations in the jurisdictions in which the Company operate. Any expansion of gambling or restriction on or prohibition of its gambling operations, increase in gaming taxes, or enactment of other adverse regulatory changes could have a material adverse effect on the Company’s business, financial condition, operating results and prospects.

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

Cash and cash equivalents - Cash and cash equivalents consists of cash and short-term deposits in banks and on hand.  The Company maintains a substantial portion of its cash balances in financial institutions that are outside the United States of America or that may exceed the Federal Deposit Insurance Corporation (“FDIC”) coverage of $250 per account.  The Company has not experienced any losses in such accounts and believes it is not subject to any significant credit risk on cash.  In addition, the FDIC does not insure the Company’s foreign cash, which totaled $13,723 and $10,172 at December 31, 2016 and 2015, respectively.  The Company has not incurred any losses in such accounts and believes it is not exposed to any significant credit risk on its cash and cash equivalents.

NOTE 8 -  Stockholders’ Equity

For the years ended December 31, 2016 and 2015, the Company recognized stock-based compensation expense of approximately $264 and $78, respectively, for the vesting of granted stock options.  The Company also recorded in 2016

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Figures in thousands, except for statistics and share data)

an expense of approximately $94 for the issuance of common stock for vested restricted stock award to its CEO, pursuant to reaching designated earnings per share targets as stipulated in his restricted stock grant.

As part of their participation in the Company’s Deferred Compensation Plan, each member of the Board agreed to receive a portion or all of his annual retainer in shares of the Company’s Common Stock, aggregating $100 and $71 for the entire board, for the years ended December 31, 2016 and 2015, respectively. KME contribution to the Deferred Compensation Plan was $425 and $350 for the year ended December 31, 2016 and 2015, respectively.

NOTE 9 - Deposits and Other Assets

Restricted Deposits -  Restricted deposits include the bond deposit for the Czech gaming license of CZK 22,000, or $858 and $886 at December 31, 2016 and 2015, respectively. In addition, restricted deposits include a loan security deposit of €300, or approximately $316, related to the Company’s Sparkasse Seligenstadt Loan, a loan security deposit of €250, or approximately $264, related to the Company’s Sparkasse Hann. Münden Loan and $24 as security deposit on the Company’s corporate office lease.

NOTE 10 - Income Taxes

The Company files income taxes in the following jurisdictions: United States, Czech Republic and Germany. In the Czech Republic, prior to January 1, 2012, gaming income was not subject to corporate income tax.  In lieu of income taxes, gaming income was subject to other taxes in the Czech Republic, including gaming and charity taxes, which were primarily based on percentages of gaming revenues.  Foreign net operating loss carry-forwards (disclosed below) were derived from non-gaming activities and could only be applied against non-gaming activities.  Effective January 1, 2012, the Czech government instituted a corporate income tax rate of 19.0% on income.  For the year ended December 31, 2016, the Company recorded an income tax provision of $2,668, which includes a $130 deferred income tax benefit resulting from foreign book tax differences on fixed assets and other temporary items.  For the year ended December 31, 2015, the Company recorded an income tax provision of $1,394, which included $266 deferred income tax benefit resulting from foreign book tax differences on fixed assets and other temporary differences. Corporate income tax is payable by the end of June of the subsequent year. In compliance with new tax regulations, the Company began making quarterly, estimated Czech corporate income tax payments beginning for the quarter ended September 30, 2013.

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Figures in thousands, except for statistics and share data)

Domestic and foreign income taxes, included in the consolidated statements of operations, for the years ended December 31, 2016 and 2015 are summarized below:

	2016	2015
Income (loss) before taxes:
U.S.	$(946)	$(957)
Foreign	9,937	6,209
Total income before taxes	$8,991	$5,252

The Company’s provision (benefit) for income taxes at December 31, 2016 and 2015 is summarized as follows:

	2016	2015

Current	$2,798	$1,660
Deferred	(130)	(266)
Provision for income taxes	$2,668	$1,394
Effective income tax rate	29.7%	26.5%

The Company’s effective income tax rate differs from the statutory federal income tax rate as follows:

	2016	2015
U.S. Federal income tax statutory rate	$3,036	$1,786
Foreign income tax rate differential	(1,566)	(966)
Tax credits	(248)
State income tax (net of federal benefit)	150
Permanent items	1,813	408
Other	273	(137)
Change in valuation allowance	(790)	303
Total provision for income taxes	$2,668	$1,394

The Company’s current year effective income tax rate was impacted due to losses in the United States for which no benefit has been recorded. A majority of the earnings recognized by the Company during the year ended December 31, 2016 were at our properties in the Czech Republic. Based on permanent items and the impact of foreign currency exchange rates, the earnings in the Company’s Czech properties accounted for nearly 100% of the total tax expense recorded.

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

The Company assesses the continuing need for a valuation allowance that results from uncertainty regarding its ability to realize the benefits of the Company’s deferred tax assets. The Company has a valuation allowance of $13,406 on its U.S. deferred tax assets as of December 31, 2016 due to the uncertainty of future taxable income. The ultimate realization of deferred income tax assets depends on generation of future taxable income in the jurisdictions where the assets are located during the periods in which those temporary differences become deductible. If the Company concludes that its prospects for the realization of its deferred tax assets are more likely than not, the Company will then reduce its valuation allowance as appropriate and credit income tax.

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Figures in thousands, except for statistics and share data)

At December 31, 2016, the Company had U.S., state and foreign net operating loss carry forwards (NOL’s), of approximately $35,077, $13,078 and $358, respectively, available to offset certain future taxes payable. However, certain historical events may have triggered significant limitations on pre-existing U.S. NOL’s pursuant to Section 382 of the Internal Revenue Code. A full valuation allowance has been established for these deferred tax assets since their realization is considered uncertain. The Company’s NOLs will begin to expire in 2017.

The Company’s deferred income taxes at December 31, 2016 and 2015 are summarized as follows:

	2016	2015

Deferred tax assets:
Accrued expenses	$574	$556
Tax credits	318
Other	108	27
Net operating loss carryforwards	12,666	15,725

Total deferred tax assets	13,666	16,308

Valuation allowance	(13,406)	(16,130)

Total deferred tax assets	260	178

Deferred tax liabilities - property, plant, and equipment	(161)	(210)

Total deferred tax liability	(161)	(210)

Net deferred tax assets (liability)	$99	$(32)

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

The Company’s tax returns for the following periods are subject to examination:

Jurisdiction:	Periods
U.S. Federal	2013	–	2015
U.S. State – New York	2013	–	2015
Czech Republic	2009	–	2015
Germany	2014	–	2015

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

NOTE 11 - Stock Options

The activity in the Company’s stock option plan was as follows for the dates indicated:

	Number of	Range of			Weighted Average
	Options	Exercise Prices			Exercise Price

Balance outstanding, January 1, 2015	595,125	$2.00	-	4.10	$3.41

Granted in 2015	60,000			2.75	2.75

Expired in 2015	(20,125)	2.00	-	4.10	3.42

Balance outstanding, December 31, 2015	635,000	$2.75	-	3.50	$3.39

Granted in 2016	415,000			3.34	3.34

Expired in 2016	(385,000)			3.50	3.50

Balance outstanding, December 31, 2016	665,000	$2.59	-	3.50	$3.34

Exercisable, December 31, 2016	278,750	$2.59	-	3.50	$3.36

On November 11, 2014, pursuant to the Company’s 2014 Equity Incentive Plan, Mr. Ramadan was granted five-year options to purchase 200,000 shares of Common Stock that vest in four equal parts, with the options to acquire 50,000 shares vesting immediately upon the date of grant and options to acquire 50,000 shares vesting subsequently upon each anniversary of the grant date. The fair value of this grant was $234, or $1.17 per option. The exercise price of all these options was initially set at $3.20 per share, the closing stock price on the date of grant, and will escalate by 4.0% annually on each anniversary date. As of December 31, 2016, 150,000 options had vested and are exercisable at the escalated price of $3.46 per share.

On April 15, 2015, pursuant to the Company’s 2014 Incentive Equity Plan, the Compensation Committee recommended and the Board approved a grant to all six members of the Board at that time, each five-year options to purchase 10,000 shares of Common Stock that vest in four equal parts, with the options to acquire 2,500 shares vesting immediately upon the date of grant and options to acquire 2,500 shares vesting subsequently upon each anniversary of the grant date. The exercise price of these options was initially set at $2.75 per share, the closing stock price on the date of grant, and will escalate by 4.0% annually on each anniversary date. The fair value of this grant was $76, or $1.27 per option. As of December 31, 2016, 12,500 options had vested and are exercisable. The 10,000 options grant to Mr. Malcolm M.B. Sterrett, a former director, who stood down for re-election at the Company’s annual meetings of shareholders on June 26, 2015, expired on July 30, 2015, thirty days after his departure from the Board on June 30, 2015.

On January 29, 2016, the Compensation Committee recommended and the Board of Directors (or the “Board”) approved a grant to Mr. Ramadan, our Chief Executive Officer, pursuant to the Company’s 2014 Equity Incentive Plan,of five-year stock options to purchase 75,000 shares of Common Stock that vest in four equal parts, with the options to acquire 18,750 shares vesting immediately upon the date of grant and options to acquire 18,750 shares vesting subsequently

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Figures in thousands, except for statistics and share data)

upon each anniversary of the grant date.  The exercise price of all these options was initially set at $2.59 per share, the closing stock price on the date of grant, and will escalate by 4.0% annually on each anniversary date.  The fair value of the grant was approximately $78, or $1.04 per option.

On June 2, 2016, the Compensation Committee recommended and the Board approved five-year stock option grants to eight KMEs, of an aggregate of 340,000 shares of Common Stock, pursuant to the Company’s 2014 Equity Incentive Plan.  These options vest in four equal parts, with the first portion vesting immediately upon the date of grant and remaining equal portions vesting subsequently upon each anniversary of the grant date.  The exercise price of all these options was set at $3.50 per share, the closing stock price on the date of grant, and will escalate by 4.0% annually on each anniversary date.  The fair value of the entire grant was approximately $382, or $1.12 per option.

As of December 31, 2016, there was $318 of total unrecognized compensation cost related to unvested share-based compensation awards granted under the equity compensation plans, which will be amortized over the weighted average remaining requisite service period of three years. Of the $318 of total unrecognized compensation cost, the Company expects to recognize approximately $170 for 2017 and $148 for 2018.

In each instance, the option exercise price per share was equal to or above the market value of the underlying stock on the date of grant.  Options are generally granted with terms between five and ten years after the date of grant or earlier upon termination of employment, as defined in the plan or agreements.

The fair value of each option grant given in 2015 and 2016 was estimated on the date of grant using the Black-Scholes option pricing model with the below assumptions related to risk-free interest rates, expected dividend yield, expected lives (i.e. life term of the grant) and expected stock price volatility.

Grant Year	2016	2015

Stock price volatility	34.56% - 34.71%	43.5%
Risk-free interest rate	1.2% - 1.5%	1.4%
Expected life (in years)	5.0	5.0
Expected dividend yield	—%	—%

Other than the grants described above, there were no other grants issued in 2015 and 2016.

Additional information about the Company’s outstanding stock options at December 31, 2016 is as follows:

	Options Outstanding
		Weighted
		Average
		Remaining	Weighted
		Contractual	Average
	Number of	Life	Exercise	Intrinsic
Exercise Prices	Shares	(in Years)	Price	Value
$2.50 - $3.49	325,000	3.21	$3.17	$—
$3.50	340,000	4.42	3.50	—
	665,000	3.83	$3.34	$—

Warrants – There were no warrants outstanding as of December 31, 2016 and 2015.

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

The 2014 Equity Plan provides the Committee with the discretion to grant to any participant annually any awards not to exceed 200,000 shares of Common Stock and/or any restricted stock or restricted stock units that are not subject to the achievement of a performance target or targets covering more than an aggregate of 150,000 shares. The plan stipulates the authorized number of shares available with respect to which awards may be granted under the plan shall be 660,750.  On June 2, 2016, an amendment to the 2014 Equity Plan was approved by the shareholders at the Company’s Annual Meeting, adding 250,000 to the plan, raising the total available awards to 910,750, of which 245,750 remained available for issuance as of December 31, 2016. See also Note 11 “Stock Options,” above.

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

401 (k) Plan - The Company maintains a contributory 401(k) plan. This plan is for the benefit of all U.S.-based, eligible corporate employees, who may have a portion of their salary withheld, not to exceed the maximum federally allowed amount. The Company makes an employer-matching contribution of 60 cents for each employee dollar contributed, which totaled $50 and $48 for the years 2016 and 2015, respectively. These costs were recognized in the selling, general and administrative expenses of the consolidated statements of operations.

2016 Profit Sharing Plan - The 2016 Profit Sharing Plan was recommended by the Compensation Committee of the Board and approved by the Board on February 26, 2016. The 2016 Profit Sharing Plan permits designated KMEs to share in the profits of the Company. The profit sharing pool was calculated based on 12.5% of consolidated year-end net income before taxes, the pool distribution of which will be determined annually as a percentage of each participating KME relative to the aggregate of the annual salaries of the KMEs. Each KME is required, pursuant to the 2016 Profit Sharing Plan, to defer 50% of his or her annual profit sharing award into the Deferred Compensation Plan. For the years ended December 31, 2016 and 2015, a pool of $1,126 and $850 was reserved respectively, in accordance with the terms of the plan. Pursuant to the terms of the 2016 and 2015 Profit Sharing Plans, 50%, or approximately $563 and $425, respectively, of the Profit Sharing Plan awards, will be and were deferred, respectively, into the Deferred Compensation Plan.

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

NOTE 13 – Acquisition and Purchase Price Allocation - Hotel Kranichhöhe

On December 21, 2016, TWHG acquired the Lindner Sport & Aktivhotel Kranichhöhe (subsequently rebranded as “Hotel Kranichhöhe”), a 107-room hotel with extensive meeting space and recreational amenities located in Much, Germany, for a purchase price of approximately $5.3 million, excluding closing costs and a real estate transfer tax. There was no relationship between TWHG, the Company or their respective directors or officers, or any affiliate or associate thereof, and the seller of this property in this transaction.

The assets acquired by TWHG include: the hotel building and its contents; three food and beverage outlets; 18 meeting rooms; a wellness center and spa; a fitness center with an indoor swimming pool; an adjoining tennis complex with two indoor courts and two outdoor courts; and a beach volleyball court.

The Company accounted for its Hotel Kranichhöhe acquisition under the acquisition method of accounting as indicated in FASB ASC 805, Business Combinations, which requires the acquiring entity in a business combination to recognize the fair value of all assets acquired, liabilities assumed, and establishes the acquisition date as the fair value measurement point. Accordingly, the Company identified and recorded assets acquired and liabilities assumed in this business combination, based on fair value estimates as of the date of acquisition, agreed to be as of December 1, 2016.  The purchase price allocation process requires an analysis and valuation of acquired assets, which included fixed assets, technologies, customer contracts and relationships, trade names and liabilities assumed, including contractual commitments and legal contingencies.  Based on an asset evaluation performed by an independent, certified appraiser, the Company determined that there was no material fair value in the technologies, customer contracts and relationships, and trade names in the acquisition of the Hotel Kranichhöhe and that the acquisition was considered a “bargain purchase,” for which the fair value of the net assets acquired exceeded the price paid for the acquisition.  Thus, the excess value of €117, or approximately $124, was recognized as a gain in Other Income in the Company’s consolidated statement of operations for the year ended December 31, 2016. ASC 805 also requires that prior to recognizing the gain, the acquirer must reassess whether it has correctly identified all of the assets acquired and liabilities assumed and recognize any additional assets or liabilities that result from that review. TWC has reviewed the measurement procedures used in valuing the assets acquired and liabilities assumed and determined that all assets and liabilities have been correctly identified and recognized.

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Figures in thousands, except for statistics and share data)

Thus, the Company allocated the fair value of all acquired assets, before depreciation, as follows:

	Fair Value	Fair Value
	Estimate at	Estimate at
	Acquisition	Acquisition
Purchase Price Allocation	Date	Date
Cash	€900	$957
Kreissparkasse Köln Loan	4,000	4,251
Total purchase price consideration	4,900	5,208
Gain	117	124
Total	€5,017	$5,332
Fair value assigned to assets acquired:
Land	€1,686	$1,792
Buildings	2,360	2,508
Property & equipment	465	494
Inventory and receivables	506	538
Net Assets	€5,017	$5,332

The following unaudited pro forma results of operations for the years ended December 31, 2016 and 2015 presented are provided for illustrative purposes only and assume the acquisition occurred as of January 1, 2015 and do not assume any cost savings from TWC’s management of the operations. The unaudited pro forma financial results do not purport to be indicative of the results of operations for future periods or the results that actually would have been realized had TWC operated the Hotel Columbus during these periods. The unaudited pro forma results are presented in thousands, except share and per share information.

	Year Ended December 31,
	2016	2015

REVENUES	$57,555	$46,859

NET INCOME	$6,772	$3,684

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	8,838,984	8,822,488
Diluted	9,498,578	9,259,553

EARNINGS PER COMMON SHARE:
Basic	$0.77	$0.42
Diluted	$0.71	$0.40

NOTE 14 – Segment Information

Effective since the acquisition of the Hotel Columbus as of September 1, 2014, the Company recognized two reporting segments (a casino segment and a hotel segment) and a category called “corporate” (which, for accounting purposes, is not considered to be a separate “segment”). The casino segment is entirely in the Czech Republic, while the hotel segment is comprised of Hotel Columbus, Hotel Freizeit Auefeld and Hotel Kranichhöhe, all of which are in Germany.  The Hotel Savannah and Spa, as part of the Route 59 Complex, is reported under the casino segment.

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Figures in thousands, except for statistics and share data)

Below is a presentation of the reporting segments:

	Year Ended December 31, 2016				Year Ended December 31, 2015
Operations by Segment (Unaudited)	Casino	Hotel	Corporate	Consolidated	Casino	Hotel	Corporate	Consolidated

Total revenues	$48,262	$4,976	$—	$53,238	$38,762	$3,624	$—	$42,386
Costs and expenses:
Cost of revenues	(25,879)	(2,794)		(28,673)	(19,839)	(1,908)		(21,747)
Depreciation and amortization	(1,334)	(873)	(13)	(2,220)	(1,320)	(534)	(9)	(1,863)
Selling, general and administrative	(6,916)	(1,923)	(4,396)	(13,235)	(8,184)	(1,441)	(3,842)	(13,467)
Interest expense	(2)	(241)		(243)	(3)	(203)		(206)
Other income		124		124		149		149
Total costs and expenses	(34,131)	(5,707)	(4,409)	(44,247)	(29,346)	(3,937)	(3,851)	(37,134)
Income (loss) before income taxes	14,131	(731)	(4,409)	8,991	9,416	(313)	(3,851)	5,252
Income taxes (benefits)	(2,416)	202	(454)	(2,668)	(1,394)			(1,394)
Net income (loss)	$11,715	$(529)	$(4,863)	$6,323	$8,022	$(313)	$(3,851)	$3,858

Selected Balance Sheet	At December 31, 2016				At December 31, 2015
Data by Segment (Unaudited)	Casino	Hotel	Corporate	Consolidated	Casino	Hotel	Corporate	Consolidated

Property and equipment, net	$23,550	$17,226	$748	$41,524	$24,513	$11,829	$780	$37,122
Goodwill	4,730	127	—	4,857	4,885	131	—	5,016
Other assets, excluding property and equipment and goodwill	12,781	6,057	885	19,723	11,117	1,245	739	13,101
Total assets	$41,061	$23,410	$1,633	$66,104	$40,515	$13,205	$1,519	$55,239

Capital expenditures, net	$1,018	$2,639	$5	$3,662	$926	$275	$13	$1,214

NOTE 15 – Subsequent Event

On March 1, 2017, TWC acquired 100% of the shares of Hotel Donauwelle Betriebsgesellschaft M.B.H, which owns a four-star business hotel located in Linz, Austria.  The hotel is situated on the banks of the Danube River in Linz, approximately 35 minutes driving time from our Route 55 Casino.  The assets acquired include the ground lease rights through the year 2061 on the plot upon which the hotel building stands, and the building contents.  The hotel features 176 rooms, six meeting/banquet rooms, a 120-seat restaurant, a 40-seat bar, a 100-seat terrace, and a spa and gym room.   The total acquisition cost was €4,933, or $5,199, inclusive of the €4,263, or $4,493, purchase price.  TWC paid cash of €1,000, or $1,054,  and the balance was financed through the assumption of an existing 5-year bank loan in the amount of €3,933, or $4,145, from Erste Bank, Austria, with a fixed-interest rate of 2.95%, paid quarterly, ending December 31, 2021, pursuant to which the €1,933, or $2,037, remaining balance will be either paid off or financed.

Item 9.     Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.   Controls and Procedures.

Included in this Annual Report on Form 10-K are certifications of Mr. Ramadan, our CEO and Mr. Hung D. Le, our Chief Financial Officer (“CFO”), which are required in accordance with Rule 13a-14 of the Exchange Act. This section includes information concerning the controls and controls evaluation referred to in the certifications.

Evaluation of Disclosure Controls and Procedures.

We maintain a system of disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, which is designed to provide reasonable assurance that information, which is required to be disclosed in our reports filed pursuant to the Exchange Act, is accumulated and communicated to management in a timely manner. At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our CEO and CFO individually concluded that, as of the date of such evaluation, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.

As part of our normal operations, we update our internal controls as necessary to accommodate any modifications to our business processes or accounting procedures.  During the fourth quarter of 2016, there were no significant changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), is a process designed by, or under the supervision of, our principal executive officer, Mr. Ramadan, and principal financial officer, Mr. Le, and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016.  Based on this assessment, management believes that, as of December 31, 2016, our internal control over financial reporting was effective.

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

Item 9B.   Other Information.

Subsequent Event —   On March 1, 2017, we acquired 100% of the shares of Hotel Donauwelle Betriebsgesellschaft M.B.H, which owns a four-star business hotel located in Linz, Austria.  The hotel is situated on the on the banks of the Danube River in Linz, approximately 35 minutes driving time from our Route 55 Casino.  The assets acquired include the ground lease rights through the year 2061 on the plot upon which the hotel building stands, and the building contents.  The hotel features 176 rooms, six meeting/banquet rooms, a 120-seat restaurant, a 40-seat bar, a 100-seat terrace, and a spa and gym room.   The total acquisition cost was €4.9 million, or approximately $5.2 million, inclusive of the approximately €4.3 million, or approximately $4.5 million, purchase price.  TWC paid cash of €1.0 million, or approximately $1.1 million, and the balance was financed through the assumption of an existing 5-year bank loan in the amount of €3.9 million, or $4.1 million, from Erste Bank, Austria, with a fixed-interest rate of 2.95%, paid quarterly, ending December 31, 2021, pursuant to which the €1.9 million, or $2.0 million, remaining balance will be either paid off or financed. We plan extensive renovations to the guest rooms, lobby, restaurant, and meeting rooms, which will be conducted in phases over the course of 2017 and 2018.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to our definitive proxy statement (our “2017 Proxy Statement”) for our Annual Meeting of Stockholders, expected to be held on June 8, 2017, to be filed with the SEC within 120 days after the end of our fiscal year.

Item 11.   Executive Compensation.

The information required by this item is incorporated by reference to our 2017 Proxy Statement, to be filed with the SEC within 120 days after the end of our fiscal year.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our 2017 Proxy Statement, to be filed with the SEC within 120 days after the end of our fiscal year.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to our 2017 Proxy Statement, to be filed with the SEC within 120 days after the end of our fiscal year.

Item 14.   Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to our 2017 Proxy Statement, to be filed with the SEC within 120 days after the end of our fiscal year.

PART IV

Item 15.   Exhibits and Financial Statement Schedules.

(a)Exhibits

Reference is made to the Exhibit Index hereinafter contained.

A copy of any exhibits listed or referred to herein will be furnished at a reasonable cost to any person who was a shareholder of our Company as of February 28, 2017, upon written request from any such person. Requests should be sent to: Jill A. Yarussi, Corporate Secretary, Trans World Corporation, 545 Fifth Avenue, Suite 940, New York, New York 10017.

TRANS WORLD CORPORATION
EXHIBITS INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2016

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

Incorporated by reference to Exhibit 4(1) contained in the Form 8-K filed on April 14, 1998 (File No.0-25244).

Item No	Item	Method of Filing

4.3	Indenture dated March 31, 1998, as supplemented on October 29, 1998, October 15, 1999 and September 10, 2001, between TWC International U.S. Corporation and U.S. Trust Company of Texas, N.A.	Incorporated by reference to Exhibit 4(III) contained in the Form 8-K filed on April 14, 1998 (File No. 0-25244).

4.4	Series A Warrant to Purchase Common Stock dated March 31, 1998	Incorporated by reference to Exhibit 4(VI) contained in the Form 8-K filed on April 14, 1998 (File No. 0-25244).

4.5	Series B Warrant to Purchase Common Stock dated March 31, 1998	Incorporated by reference to Exhibit 4(VII) contained in the Form 8-K filed on April 14, 1998 (File No. 0-25244)..

4.6	Series C Warrant to Purchase Common Stock dated March 31, 1998	Incorporated by reference to Exhibit 4(II) contained in the Form 8-K filed on April 14, 1998 (File No. 0-25244).

4.7	Series G Warrant to Purchase Common Stock dated March 31, 1999	Incorporated by reference to Exhibit 10.49 contained in the Form 10-KSB filed on May 30, 2000 (File No. 0-25244).

4.8	Agreement to Amend Warrants dated March 31, 1998 among the Company and the named Holders	Incorporated by reference to Exhibit 4(VIII) contained in the Form 8-K filed on April 14, 1998 (File No. 0-25244).

10.1	1993 Incentive Stock Option Plan	Incorporated by reference to Exhibit 10.13 contained in the registration statement on Form SB-2 (File No. 33-85446-A).

10.2	Loan Agreement dated June 11, 1997 between the Company and Value Partners	Incorporated by reference to Exhibit 10.36 contained in the Form 8-K filed on June 17, 1997 (File No. 0-25244).

10.3	Loan Agreement dated October 27, 1997, between Value Partners, and the Company	Incorporated by reference to Exhibit 10.39 contained in the Form 10-QSB for the quarter ended September 30, 1997, filed on November 12, 1997 (File No. 0-25244).

10.4	Employment Agreement between the Company and Rami S. Ramadan dated July 12, 1999	Incorporated by reference to Exhibit 10.1 contained in the Form 8-K filed on July 13, 1999 (File No. 0-25244).

10.5	Amendment to Employment Agreement between the Company and Rami S. Ramadan dated July 1, 2002	Incorporated by reference to Exhibit 10.5 contained in the Registration Statement on Form S-4 (File No. 333-101028).

10.6	1998 Incentive Stock Option Plan	Incorporated by reference to Exhibit 10.46 contained in the Form 10-KSB filed on May 26, 2000 (File No. 0-25244).

Item No	Item	Method of Filing

10.7	1999 Non-Employee Director Stock Option Plan	Incorporated by reference to Exhibit 10.47 contained in the Form 10-KSB filed on May 26, 2000 (File No. 0-25244).

10.8	Form 12% Secured Senior Note due March 2005	Incorporated by reference to Exhibit 10.48 contained in the Form 10-KSB filed on May 26, 2000 (File No. 0-25244).

10.9	English Restatement of the Spanish Agreement of Sale of Casino de Zaragoza	Incorporated by reference to Exhibit 99.2 contained in the Form 8-K filed on January 9, 2002 (File No. 0-22544).

10.10	Form of Fourth Supplemental Trust Indenture by and among Trans World Corporation, TWG International U.S. Corp., TWG Finance Corp. and the Bank of New York Trust Company of Florida, N.A. (as Trustee)	Incorporated by reference to Exhibit 10.10 contained in the Registration Statement on Form S-4 (File No. 333-101028).

10.11	Waiver and Forbearance of Covenant Violations (Interest) — Primary Indenture	Incorporated by reference to Exhibit 10.11 contained in the Registration Statement on Form S-4 (File No. 333-101028).

10.12	Waiver and Forbearance of Covenant Violations (Interest) — Finance Indenture	Incorporated by reference to Exhibit 10.12 contained in the Registration Statement on Form S-4 (File No. 333-101028).

10.13	Indemnification Agreement by and between Value Partners, Ltd., Trans World Corporation and TWG International U.S. Corporation dated February 12, 2003	Incorporated by reference to Exhibit 10.13 contained in the Registration Statement on Form S-4 (File No. 333-101028).

10.14	Agreement and Plan of Recapitalization dated June 25, 2003 between the Company and the named Holders	Incorporated by reference to Exhibit 4.9 contained in the Registration Statement on Form S-4 (File No. 333-101028).

10.15	Form of 8% Rate Promissory Note due 2006	Incorporated by reference to Exhibit 4.10 contained in the Registration Statement on Form S-4 (File No. 333-101028).

10.16	Form of Variable Rate Promissory Note due 2010	Incorporated by reference to Exhibit 4.11 contained in the Registration Statement on Form S-4 (File No. 333-101028).

Item No	Item	Method of Filing
10.17	2004 Equity Incentive Plan, as amended

Incorporated by reference to Appendix E contained in the Proxy Statement for the 2004 Annual Meeting and from the discussion contained at page 12-14 of the proxy statement for the 2005 Annual Meeting, at page 14-15 of the proxy statement for the 2006 Annual Meeting, and at page 14-15 of the proxy statement for the 2007 Annual Meeting (File No. 0-25244).

10.18	Renewal and Amendment of Employment Agreement between the Company and Rami S. Ramadan, Effective as of July 1, 2005	Incorporated by reference to Exhibit 10.18 contained in the Form 10-KSB filed on March 17, 2006 (File No. 0-25244).

10.19	Renewal and Amendment of Employment Agreement between the Company and Rami S. Ramadan, Effective as of July 1, 2008	Incorporated by reference to Exhibit 99.1 contained in the Form 8-K filed on November 21, 2008 (File No. 0-25244).

10.20	Shareholder Agreement to add Director Nominees to the slate for the 2014 Annual Meeting of Stockholders, Effective as of April 21, 2014	Incorporated by reference to Exhibit 10.20 contained in the Form 8-K filed on April 22, 2014 (File No. 0-25244).

10.21	2014 Equity Incentive Plan, Adopted on June 25, 2014	Incorporated by reference to Exhibit 10.21 contained in the Form 8-K filed on June 27, 2014 (File No. 0-25244).

10.22	Change to the Company’s Registered Certified Accountants, Effective as of July 2, 2014	Incorporated by reference to Exhibit 10.22 contained in the Form 8-K filed on July 7, 2014 (File No. 0-25244).

10.23	Partnership Interest Purchase Agreement to acquire the Hotel Columbus, dated September 10, 2014	Incorporated by reference to Exhibit 10.23 contained in the Form 8-K filed on September 15, 2014 (File No. 0-25244).

10.24	Amendment of Employment Agreement between the Company and Rami S. Ramadan, Effective as of November 11, 2014	Incorporated by reference to Exhibit 10.24 contained in the Form 8-K filed on November 14, 2014 (File No. 0-25244).

10.25	2006 Deferred Compensation Plan, Amended and Restated, effective November 18, 2008	Incorporated by reference to Exhibit 99.3 contained in the Form 8-K filed on November 21, 2008 (File No. 0-25244).

10.26	Partnership Interest Purchase Agreement dated June 2, 2015	Incorporated by reference to Exhibit 10.26 contained in the Form 8-K filed on June 19, 2015 (File No. 0-25244).

10.27	2014 Equity Incentive Plan, as amended	Incorporated by reference to Exhibit 10.27 contained in the discussion at page 26-27 of the 2016 Proxy Statement and in Exhibit 99.2 of the Form S-8 filed on July 12, 2016 (File No. 0-25244).

Item No	Item	Method of Filing
14.0	Code of Ethics	Incorporated by reference to Exhibit 14.0 contained in the 2008 Proxy Statement filed on May 14, 2008 (File No. 0-25244).

21.0	Subsidiaries	Filed herewith.

23.1	Consent of WithumSmith+Brown PC	Filed herewith.

31.1	Section 302 Certification of Chief Executive Officer	Filed herewith.

31.2	Section 302 Certification of Chief Financial Officer	Filed herewith.

32.0	Section 906 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2016 and 2015, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2016 anfd 2015, (iii) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2016 and 2015, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015 and (v) the notes to the Consolidated Financial Statements, tagged as blocks of text.**

**    Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

Item 16.   Form 10-K Summary.

The Company has opted not to include a summary of information required by this Form 10-K as permitted by this Item.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS WORLD CORPORATION
(Registrant)
Dated: March 7, 2017
	By:	/s/ Rami S. Ramadan
Rami S. Ramadan
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant on March 7, 2017 in the capacities indicated.

Signature and Title

/s/ Rami S. Ramadan
Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ Max W. Batzer
Director

/s/ Patrick J. Bennett, Sr.
Director

/s/ Michael B. Brodsky
Director and Chairman of the Board

/s/ Timothy G. Ewing
Director

/s/ David E. Goldberg
Director

/s/ Hung D. Le
Chief Financial Officer (Principal Financial Officer)