Form 10-Q
period 2017-03-31
TRANS WORLD CORP
filed 2017-05-10
CIK 914577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company,” and “emerging growth company”  in Rule12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐		(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

The number of outstanding shares of the registrant’s Common Stock, par value $0.001 per share, as of May 9, 2017 was 8,879,011.

TRANS WORLD CORPORATION AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2017

INDEX

PART I — FINANCIAL INFORMATION

i

ITEM 1.FINANCIAL STATEMENTS

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 2017 and December 31, 2016

(in thousands, except for share data)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,541	$12,868
Prepaid expenses	956	227
Loan receivable		4,215
Other current assets	1,260	853

Total current assets	13,757	18,163

PROPERTY AND EQUIPMENT, net	47,179	41,524

OTHER ASSETS:
Goodwill	4,925	4,857
Deferred tax assets	100	99
Deposits and other assets	5,201	1,461

Total other assets	10,226	6,417

TOTAL ASSETS	$71,162	$66,104

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Long-term debt, current maturities	$1,278	$832
Accounts payable	1,186	1,169
Czech gaming tax accrual	3,370	3,305
Foreign income tax accrual	894	956
Accrued expenses and other current liabilities	2,485	3,540

Total current liabilities	9,213	9,802

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	14,257	10,646

Total long-term liabilities	14,257	10,646

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 4,000,000 shares authorized, none issued
Common stock, $.001 par value, 20,000,000 shares authorized, 8,879,011 shares in 2017 and 8,854,011 shares in 2016 issued and outstanding	9	9
Additional paid-in capital	55,063	54,270
Accumulated other comprehensive loss	(4,352)	(5,001)
Accumulated deficit	(3,028)	(3,622)

Total stockholders’ equity	47,692	45,656

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$71,162	$66,104

See accompanying notes to consolidated interim financial statements.

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

Three Months ended March 31, 2017 and 2016

(in thousands, except for share data and per share data)

	Three Months Ended March 31,
	2017	2016
	(Unaudited)	(Unaudited)

REVENUES:
Gaming	$10,776	$10,670
Rooms	1,395	785
Food and beverage	1,184	634
Other	230	144
	13,585	12,233
COSTS AND EXPENSES:
Gaming	6,251	5,776
Rooms	644	305
Food and beverage	1,036	584
Other	138	35
Depreciation and amortization	570	500
Selling, general and administrative	3,935	3,494
	12,574	10,694

INCOME FROM OPERATIONS, before other income (expenses) and income taxes	1,011	1,539

OTHER EXPENSES:
Interest expense	(83)	(62)

INCOME BEFORE INCOME TAXES	928	1,477

INCOME TAX EXPENSE	(334)	(471)

NET INCOME	594	1,006

Other comprehensive income, foreign currency translation adjustments, net of tax of $0	649	1,862

COMPREHENSIVE INCOME	$1,243	$2,868

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	8,859,289	8,829,011
Diluted	9,889,113	9,438,871

EARNINGS PER COMMON SHARE:

Basic	$0.07	$0.11
Diluted	$0.06	$0.11

See accompanying notes to consolidated interim financial statements.

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three months ended March 31, 2017 and 2016

(in thousands)

	Three Months Ended March 31,
	2017	2016
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$594		$1,006
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
(Gain) Loss from assets disposal	(2)		125
Depreciation and amortization	570		500
Stock and option expenses	51		41
Restricted stock issuance	146
Deferred board fees	32		25
Changes in operating assets and liabilities:
Prepaid expenses	(726)		(148)
Other current assets	(199)		(130)
Deposits and other assets	(3,703)		(1)
Accounts payable			(178)
Czech gaming tax accrual	18		611
Foreign income tax accrual	(75)		(76)
Accrued expenses and other current liabilities	(279)		31
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(3,573)		1,806

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,031)		(581)
Acquisition of Hotel Donauwelle	(390)
Proceeds from sale of assets	4
NET CASH USED IN INVESTING ACTIVITIES	(1,417)		(581)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan receivable	4,215
Principal payments on Hotel Freizeit Auefeld's Seller Loan	(28)		(28)
Principal payments on bank loans	(287)		(107)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	3,900		(135)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(237)		522

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,327)		1,612

CASH AND CASH EQUIVALENTS:
Beginning of period	12,868		10,674

End of period	$11,541		$12,286

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$83		$62
Cash paid during the period for income taxes	$411		$274

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Deferred compensation to be paid in common stock	$564		$425
Purchase price of Hotel Donauwelle	$4,517	$
Assumption of Erste Bank loan for Hotel Donauwelle	$4,096	$

See accompanying notes to consolidated interim financial statements.

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(All monetary figures in thousands, except for exchange rate and share and per share data)

1.Basis of Presentation and Consolidation.

The accompanying unaudited consolidated interim financial statements of Trans World Corporation and Subsidiaries (collectively, the “Company,” “TWC,” “we,” “our” or “us”) as of March 31, 2017 and December 31, 2016 and for the  three months ended March 31, 2017 and 2016 are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP” or “GAAP”), and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”) and Regulation S-X.  Pursuant to these instructions, certain financial information and footnote disclosures normally included in such consolidated financial statements have been condensed or omitted.  In presenting the consolidated interim financial statements, management makes estimates and assumptions that affect the amounts reported and related disclosures.  Estimates by their nature are based on judgment and available information.  Accordingly, actual results could differ from those estimates.  All intercompany balances and transactions have been eliminated in consolidation.

These unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results that may occur for the year ending December 31, 2017.

The consolidated balance sheet as of December 31, 2016 was derived from the Company’s audited consolidated financial statements but does not include all disclosures required by US GAAP.

The functional currency of the Company’s Czech subsidiaries is the local Czech koruna (“CZK” or “Kč”) and the local currency of the German subsidiary is the euro currency (“EUR” or “€”).  However, as our primary reporting wholly-owned subsidiary, Trans World Hotels & Entertainment a.s. (“TWH&E”), is a Czech entity, all revenues and expenses, regardless of sources of origin, are recognized in CZK. In the case of the three German hotels, which are owned by TWH&E through its wholly-owned German subsidiary, Trans World Hotels Germany GmbH (“TWHG”) and its Austrian hotel, which is owned by TWH&E and TWHG, all EUR revenues and expenses are translated into the Czech currency, then all amounts are translated to United States dollars (“USD” or “$”) for reporting purposes.

All monetary amounts set forth in these financial statements are in USD and in thousands unless otherwise stated herein.

2.Nature of Business.

Trans World Corporation, a Nevada corporation, and Subsidiaries are primarily engaged in the gambling business in the Czech Republic (“Czechia”) and in the hospitality business in Germany (“DE”).

The Company owns and operates three casinos in Czechia, all under the registered brand American Chance Casinos (“ACC”). The Ceska casino (“Ceska”), located in the town of Ceska Kubice, in the western part of Czechia, close to the German border, currently has 14 gaming tables and 118 slot machines. The Route 55 casino (“Route 55”), located in Dolni Dvoriste, in the southern part of Czechia, close to the Austrian border, currently has 23 gaming tables and 190 slot machines. The Route 59 casino (“Route 59”) is located in Hate, near Znojmo, also in the southern part of Czechia, close to the Austrian border, and currently has 25 gaming tables and 190 slot machines.

In addition to the above gaming operations, TWC also owns and operates a 79-room (two of which were added on March 20, 2017), four-star deluxe hotel, the Hotel Savannah, which is physically connected to its Route 59 casino, and owns a full-service spa, the “Spa at Savannah” (the “Spa”), which is operated by an independent contractor and is attached to the hotel. The hotel features eight banquet halls for meetings and special events as well as a full-service restaurant and bar.  Hotel Savannah and the three aforementioned casinos are part of the Company’s casino segment. (See Note 7 below).

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(All monetary figures in thousands, except for exchange rate and share and per share data)

TWC also owns and operates three German hotels and one Austrian hotel, which comprise the Company’s hotel segment.  The Hotel Columbus, a four-star 117-room hotel (the “Hotel Columbus”) is located in Seligenstadt, near Frankfurt, Germany. The Hotel Columbus features five meeting rooms, a restaurant and separate breakfast room, each with its own kitchen, two bars, a 32-space parking garage and 43 surface lot parking places, including a satellite parking area located across the street from the Hotel.   The second hotel, Hotel Freizeit Auefeld, is a 93-room four-star hotel with extensive meeting space and recreational amenities located in Hannoversch Münden (“Hann. Münden”), Germany.  The hotel  features three food and beverage outlets, ten meeting rooms, an adjoining 13,000 square foot event hall, and an adjoining tennis complex with four indoor courts, several additional recreation areas, and an independent townhouse comprised of one four-room and one six-room apartment.  The third hotel, Hotel Kranichhöhe, acquired on December 21, 2016, is a 107-room hotel with extensive meeting space and recreational amenities located in Much, Germany.  The assets acquired include: the hotel building and its contents; three food and beverage outlets; 18 meeting rooms; a wellness center and spa; a fitness center with an indoor swimming pool; an adjoining tennis complex with two indoor courts and two outdoor courts; and a beach volleyball court.

On March 1, 2017, TWC acquired 100% of the shares of Hotel Donauwelle Betriebsgesellschaft M.B.H, which owns a four-star business hotel located in Linz, Austria.  The hotel is situated on the banks of the Danube River in Linz, approximately 35 minutes driving time from our Route 55 Casino.  The assets acquired include the ground lease rights through March 2062 on the plot upon which the hotel building stands, and the building contents.  The hotel features 176 rooms, six meeting/banquet rooms, a 120-seat restaurant, a 40-seat bar, a 100-seat terrace, and a spa and gym room.  The hotel is currently under management contract with Steigenberger Hotels AG until September 30, 2017, when the management contract expires.  TWC intends to rename the hotel as “Hotel Donauwelle” (herein referred to as the “Hotel Donauwelle”) on October 1, 2017.

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

(b)Revenue Recognition - Casino revenue is defined as the net win from gaming activities, which is the difference between gaming wagers and the amount paid out to wagering patrons, and is recognized on the day it is earned.  Revenues generated from other services, which include room rentals, sales of food, beverage, cigarettes, spa services, and casino logo merchandise, are recognized at the time the related services are performed or goods sold.  Room revenue from the hotel and casino segments represented 10.3% and 6.4% of consolidated total revenue for the three months ended March 31, 2017 and 2016, respectively.  Food and beverage (“F&B”) revenues from the hotel and casino segments represented approximately 8.7% and 5.2% of consolidated total revenue for the three months ended March 31, 2017 and 2016, respectively.

(c)Business Acquisitions  Assets acquired and liabilities assumed in business combinations are recorded on the Company’s consolidated balance sheets as of the respective acquisition dates based upon their estimated fair values at such dates.  The results of operations of businesses acquired by the Company have been included in the consolidated statements of income since their respective dates of acquisition.  In certain circumstances, the purchase price allocations may be based upon preliminary estimates and assumptions.  Accordingly, the allocations are subject to revision until the Company receives final information and other analyses during the measurement period which ends a year after the date of acquisition.  At March 31, 2017, TWC has reviewed the measurement procedures used in valuing the assets acquired and liabilities assumed for Hotel Kranichhöhe and determined that all assets and liabilities have been correctly identified and recognized.  The estimated fair values of assets acquired and liabilities assumed for Hotel Donauwelle are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed.  The Company believes that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the Company is waiting for additional information necessary to finalize those fair values.  Therefore, the provisional measurements of fair value reflected are subject to change

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(All monetary figures in thousands, except for exchange rate and share and per share data)

and such changes could be significant.  The Company expects to finalize the valuation and complete the purchase price allocation no later than the first quarter of 2018.

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

(e)Earnings per Share - The Company complies with accounting and disclosure requirements regarding earnings per share.  Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share incorporate the dilutive effect of Common Stock equivalents on an average basis during the period.  The Company’s Common Stock equivalents currently include stock options, restricted stock, and deferred compensation stock.  As of March 31, 2017, the Company’s Common Stock equivalents include 665,000 unexercised stock options, 25,000 shares of restricted stock, and 714,549 shares issuable under the Company’s Deferred Compensation Plan.  As of March 31, 2016, the Common Stock equivalents included 635,000 unexercised stock options, 75,000 shares of restricted stock, and 609,298 deferred compensation shares.  These shares for the respective years were included in the computation of diluted earnings per common share, if such unexercised stock options, restricted stock, and deferred compensation stock were “in-the-money,” regardless of vesting.

The Company has not paid dividends on its Common Stock since inception and has no current plans to do so.

A table illustrating the calculation of basic earnings per share and diluted earnings per share, based on the treasury stock method, is presented below:

	For the Three Months Ended
	March 31,
	2017	2016
	(Unaudited)	(Unaudited)
Basic earnings per share:
Net income	$594	$1,006

Weighted average common shares	8,859,289	8,829,011

Basic earnings per share	$0.07	$0.11

Diluted earnings per share:
Net income	$594	$1,006

Weighted average common shares	8,859,289	8,829,011

Addition due to the effect of dilutive securities using the treasury stock method:
Stock options	315,275	562
Stock issuable under the Deferred Compensation Plan	714,549	609,298

Dilutive potential common shares	9,889,113	9,438,871

Diluted earnings per share	$0.06	$0.11

(f)Goodwill - Goodwill represents the excess of the cost of the Company’s subsidiaries over the fair value of their net assets at the date of acquisition.  In Czechia, this consisted of the Ceska casino and a parcel of land in Hate (upon a portion of which the Route 59 Casino and Hotel Savannah are situated). In Germany, it consists of the

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(All monetary figures in thousands, except for exchange rate and share and per share data)

Hotel Freizeit Auefeld.  Goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. Goodwill impairment tests require the Company to first assess qualitative factors, which include macroeconomic conditions, financial performance, and industry and market considerations, to determine whether it is necessary to perform a two-step quantitative goodwill impairment test.  TWC assesses the potential impairment of goodwill annually (as of September 30th) and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Upon completion of such review, if impairment is found to have occurred, a corresponding charge to earnings will be recorded. TWC allocates its Czech goodwill over two geographical reporting units, which are components of the casino segment, and are classified as the “Pilsen reporting unit” (“PRU”), which consists of the Ceska casino, and the “South Moravia reporting unit” (“SMRU”), which consists of the land in Hate. The German goodwill is derived from the Hotel Freizeit Auefeld, and is represented by the “Lower Saxony reporting unit” (“LSRU”).  There were no indicators of impairment present during the first quarter of 2017 for the Czech reporting units, nor for the Hotel Freizeit Auefeld; therefore, TWC determined that there was no impairment of goodwill at March 31, 2017.

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

(g)Property and Equipment - Property and equipment is stated at cost less accumulated depreciation and amortization.  TWC capitalizes the cost of improvements that extend the life of the asset and expenses maintenance and repair costs as incurred.  The Company provides for depreciation and amortization using the straight-line method over the following estimated useful lives:

Asset	Estimated Useful Life

Buildings	30-50 years
Leasehold improvements	5-20 years
Furniture, fixtures and other equipment	4-10 years

At March 31, 2017 and December 31, 2016, property and equipment consisted of the following:

	As of	As of
	March 31, 2017	December 31, 2016
	(Unaudited)

Land	$4,644	$4,576
Building and leasehold improvements	41,977	37,580
Furniture, fixtures and other equipment	15,174	13,295
	61,795	55,451
Less accumulated depreciation and amortization	(14,616)	(13,927)

	$47,179	$41,524

(h)Impairment of Long-lived Assets - The Company periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may be recoverable.  If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived assets, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists.  If an asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value. An estimate of the asset’s fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. The Company reports an asset to be disposed of at the lower of its carrying value or its estimated net realizable market value.  There were no indicators of impairment for long-lived assets for the three months ending March 31, 2017 and 2016.

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(All monetary figures in thousands, except for exchange rate and share and per share data)

(i)Foreign Currency Translation - The Company complies with requirements for reporting foreign currency translation, which require that for foreign subsidiaries whose functional currency is the local foreign currency, balance sheet accounts are translated at exchange rates in effect at the end of the period and resulting translation adjustments are included in “accumulated other comprehensive income.”  Statement of income accounts are translated by applying monthly averages of daily exchange rates on the respective monthly local statement of operations accounts for the period.

The impact of foreign currency translation on goodwill is presented below:

	Goodwill
	Casino Segment						Hotel Segment			Total
	Pilsen			South-Moravia			Lower Saxony
As of March 31, 2017 (in thousands, except FX)	reporting unit			reporting unit			reporting unit

Balance in USD ($)		$3,042	(1)		$537	(1)		$131			$3,710
Balance in EUR (€)								€119			€119
Foreign Exchange Rate ($ to Kč or € to Kč) ("FX")		33.883			33.883			27.245
Balance in CZK (Kč)	Kč	103,072	(2)	Kč	18,195	(2)	Kč	3,242	(3)	Kč	124,509
Applicable FX(4)		25.282			25.282			25.282
Balance as of March 31, 2017		$4,077			$720			$128			$4,925
Net cumulative change to goodwill due to foreign currency translation		$1,035			$183			$(3)			$1,215

(1)

Goodwill was amortized over 15 years until the Company started to comply with revised GAAP requirements, as of January 1, 2002. This balance represents the remaining, unamortized goodwill, after an impairment charge was taken prior to January 1, 2003.

(2)	USD residual balance translated to CZK at June 30, 1998, the date of acquisition of such assets, with the date of acquisition CZK to USD FX rate of 33.8830.
(3)	EUR balance translated to CZK at June 1, 2015, the date of acquisition of the Hotel Freizeit Auefeld, with the date of acquisition CZK to EUR FX rate of 27.2450.
(4)	Czech central bank foreign exchange rates at March 31, 2017, taken from www.CNB.CZ.

(j)Stock-based Compensation - The Company accounts for stock options using the modified prospective method in accordance with accounting and disclosure requirements for stock compensation.  Under this method, compensation costs include the estimated grant date fair value of the awards amortized over the options’ vesting period.  The Company currently utilizes the Black-Scholes option pricing model to measure the fair value of stock options granted to certain key management employees (“KME”s).  Stock-based compensation was approximately $51 and $41 for the three months ended March 31, 2017 and 2016, respectively, and is included in selling, general and administrative expenses in the consolidated statements of income.

(k)Comprehensive Income – The Company complies with requirements for reporting comprehensive income.  Those requirements establish rules for reporting and display of comprehensive income and loss and their components.  Except for the Company’s change in the foreign currency translation adjustments to be included in other comprehensive income, there were no other components of the Company’s comprehensive income for the three months ended March 31, 2017 and 2016.

(l)Czech Gaming Taxes – On June 7, 2016, the President of Czechia signed the 2017 Gambling Act (186/2016 Coll.) (the “Gambling Act”) and the 2017 Gambling Tax Act (187/2016 Coll.) (the “2017 Gambling Tax Act”) (collectively referred to as the “Gambling Acts”).  The Gambling Acts became law on June 15, 2016, when they were published in the official Collection of Laws, maintained by the Czech Ministry of the Interior.  The 2017 Gambling Tax Act, which took effect on January 1, 2017, raised the gaming tax rate on technical game (i.e. slot machine or electromechanical roulette or dice) revenues to the greater of a “minimum tax” or 35%, and eliminated the per diem fixed fee of Kč 80 (approximately $3.20) on each slot machine.  This new “minimum tax” on technical games is equal to the product of:  (x) the sum of all gambling positions of individual approved terminal devices (such as slot machines,

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(All monetary figures in thousands, except for exchange rate and share and per share data)

electromechanical roulette and dice machines) permitted for the location of the gambling premises, times (y) Kč 9,200 (approximately $364).  Therefore, if the aggregate tax amount collected from the 35% gaming tax on technical game revenues is lower than the computed “minimum tax,” then the casino operator must pay the “minimum tax” and not the aggregate tax amount collected from the 35% gaming tax.  Otherwise, if the aggregate tax amount collected from the 35% gaming tax on technical game revenues is greater than the computed “minimum tax,” then the casino operator need only pay the aggregate tax amount collected from the 35% gaming tax and not the “minimum tax.”  The gaming tax rate on live game (i.e. cards, roulette or dice) revenues remained unchanged at 23%.  Further, the 2017 Gambling Tax Act modified the tax revenue allocation between the federal government and local municipalities.  A summary table of the 2017 Gambling Tax Act is shown below.  The gaming taxes are summarized in the following tables (all monetary figures in the immediate three tables below are in actual amounts, not in thousands):

2017 Gambling Tax Act
(in actual amounts)	(Effective from January 1, 2017)
Live Games	23% gaming tax from revenue earned from live games (70% of tax allocated to the federal government; 30% of tax allocated to the local municipality).

Slot and other technical games

The greater of either: (a) the aggregate amount collected from 35% gaming tax from revenue earned from slot and other technical games (35% of tax allocated to the federal government; 65% of tax allocated to the local municipality), or (b) a "minimum tax," calculated as the product of the sum of all gambling positions of individual approved terminal devices referred to in the permit for the location of the gambling premises times Kč 9,200 (approximately $364).

Net Income	No change from the 19% corporate income tax noted below.

Prior to the effective date of the Gambling Tax Act, the Company was subject to the following tax regime:

2016 Gaming Tax Amendment
(in actual amounts)	(Effective from January 1, 2016 to December 31, 2016)
Live Games	23% gaming tax from revenue earned from live games (70% of tax allocated to the federal government; 30% of tax allocated to the local municipality).

Slots

28% gaming tax from revenue earned from slot games (20% of tax allocated to the federal government; 80% of tax allocated to the local municipality); and a per diem fixed fee of Kč 80 (approximately $3.20) per slot machine (allocated to the federal government).

Net Income	No change from the 19% corporate income tax noted below.

Gaming taxes are required by law to be paid quarterly, by the 25th day following the end of a quarter.  TWC was current on all of its Czech gaming tax payments at March 31, 2017 and through the date of this report.

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(All monetary figures in thousands, except for exchange rate and share and per share data)

TWC’s gaming-related taxes and fees, which are recognized in the cost of revenues, for the  three months ended March 31, 2017 and 2016 are summarized in the following table:

(amounts in thousands)	For the Three Months Ended
	2017	2016
	(Unaudited)	(Unaudited)

Gaming revenues (excluding ancillary revenues)	$10,528	$10,351

Gaming taxes and fees	3,357	2,855
Gaming taxes and fees as % of above gaming revenues	31.89%	27.58%

In conformity with the European Union (“EU”) taxation legislation, Czechia’s value added tax (“VAT”) has gradually increased from 5%, when that country joined the EU in 2004, to 21%, the effective rate since 2013. Unlike in other industries, VATs are not recoverable for gaming operations. The recoverable VAT under the Company’s hotel segment was not material for the three months ended March 31, 2017 and 2016, respectively.

The 2017 Gambling Act introduced many new changes, requirements and conditions, some taking effect on the date of enactment, some on January 1, 2017 and certain provisions taking effect upon the renewal of the casino operator’s gambling licenses.  Although TWC’s 10-year gambling license expires in September 2018, and its slot operating one-year license expires at the end of 2017, the Company has begun to take steps to conform to these requirements for when it applies for its slot and other technical game license, which is due to expire at the end of 2017.  The Company is also awaiting the Czech Ministry of Finance’s (“MOF”) final interpretation of these new measures, some of which were clarified in August 2016 and others are awaiting further clarifications from the MOF.  The notable changes and requirements are summarized in the section, “New Gambling Acts and their Impact” in Item 2. “Management Discussion and Analysis of Financial Condition and Results of Operations” below.

(m)Income Taxes – The Company complies with accounting and reporting requirements with respect to accounting for U.S. federal and foreign income taxes, which require an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed for differences between the financial statement and the tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.  In accordance with U.S. GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets.  This policy also provides guidance on thresholds, measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different entities.  The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of and for the three months ended March 31, 2017 and 2016. However, management’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Company is subject to income tax examinations by major taxing authorities for all tax years since 2013.

The Company incurred an estimated foreign income tax expense of $334 and $471 for the three months ended March 31, 2017 and 2016, respectively.  There were no income tax liabilities from the hotel segment, due to an aggregate net loss in that segment.  TWC does not anticipate any U.S. income tax liability for 2017.

Czechia has an applicable corporate income tax of 19%, while Germany and Austria has an applicable corporate income tax rate of 30% and 25%, respectively.  Estimated Czech and German corporate income tax payments are

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(All monetary figures in thousands, except for exchange rate and share and per share data)

required to be paid quarterly.  TWC was current on all of its tax reporting and payments at March 31, 2017 and through the date of this report.

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

In September 2015, the FASB issued updated guidance on business combinations.  US GAAP required that during the measurement period, the acquirer retrospectively adjust the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill. Those adjustments are required when new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts initially recognized or would have resulted in the recognition of additional assets or liabilities. The acquirer also must revise comparative information for prior periods presented in financial statements as needed, including revising depreciation, amortization, or other income effects as a result of changes made to provisional amounts. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, this update eliminates the requirement to retrospectively account for those adjustments.  For public companies, the updated guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015.  This update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with earlier application permitted for financial statements that have not been issued.  The Company adopted this guidance in 2016, which did not have any material impact on its consolidated financial statements.

In November 2015, the FASB issued updated guidance on income taxes.  Current US GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, this update requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset by taxing jurisdiction and presented as a single amount is not affected by this update.  For public companies, the updated guidance is effective for financial statements issued for annual periods beginning after December 15, 2016.  The adoption of this guidance is reflected in the Company’s consolidated financial statements.

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(All monetary figures in thousands, except for exchange rate and share and per share data)

In February 2016, the FASB issued updated guidance to increase transparency and comparability among organizations by reporting lease assets and lease liabilities, both finance (capital) and operating leases, on the balance sheet and disclosing key information about leasing arrangements.  For public companies, the updated guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018 (including interim periods within those fiscal years).  Early adoption is permitted.  The Company has not adopted this guidance for 2017 and is currently evaluating the impact of adopting this standard. The adoption of this standard would require the Company to report its leases on slot machines in assets and liabilities of its consolidated balance sheets.

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

In January 2017, the FASB issued updated guidance (the “Update”) to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation.  Under the current implementation guidance, there are three elements of a business—inputs, processes, and outputs. While an integrated set of assets and activities (collectively referred to as a “set”) that is a business usually has outputs, outputs are not required to be present. In addition, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs, for example, by integrating the acquired set with their own inputs and processes. The amendments in this Update provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in this Update (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The updated guidance provides a framework to assist entities in evaluating whether both an input and a substantive process are present. The framework includes two sets of criteria to consider that depend on whether a set has outputs. Although outputs are not required for a set to be a business, outputs generally are a key element of a business; therefore, the FASB has developed more stringent criteria for sets without outputs. Lastly, the updated guidance narrows the definition of the term output so that the term is consistent with how outputs are described in another guidance regarding revenue from contracts with customers.  Public business entities should apply the amendments in this Update to annual periods beginning after December 15, 2017, including interim periods within those periods.  This updated guidance should be applied prospectively on or after the effective date. No disclosures are required at transition.  The Company is currently evaluating the impact of adopting and does not expect the standard to have any material impact on its consolidated financial statements.

In January 2017, the FASB issued updated guidance to simplify the subsequent measurement of goodwill, by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this Update, an entity must perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(All monetary figures in thousands, except for exchange rate and share and per share data)

qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.  An entity should apply this updated guidance in this update on a prospective basis. An entity is required to disclose the nature of and reason for the change in accounting principle upon transition. That disclosure should be provided in the first annual period and in the interim period within the first annual period when the entity initially adopts the amendments in this update. A public business entity that is an SEC filer should adopt this updated guidance for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  The Company has not adopted this updated guidance for 2017 and is currently evaluating the impact of adopting this standard.

4.Commitments and Contingencies.

Lease Obligations - The Company is obligated under one operating lease, averaging approximately $100 per year, with a 2.0% annual rent escalation, for its U.S. corporate office space, expiring in March 2020. Additionally, TWC is also obligated to pay three operating leases: (i) a remaining 67-year ground lease, ending March 2084, in connection with the Hotel Freizeit Auefeld, that has an annual lease payment of €26, or approximately $28; (ii) a 45-year ground lease ending March 2062, in connection with recently acquired Hotel Donauwelle, that has an annual lease payment of €184, or approximately $197; and (iii) employee housing leases, averaging approximately CZK 1,260, or $50, per year.  Future aggregate minimum annual rental payments under these leases for the next five years are as follows:

Twelve Months Ending March 31,
2018	$379
2019	$335
2020	$264
2021	$242
2022	$247

The Company is also obligated under a number of five-year, video slot machine equipment operating leases, the projected costs of which are not included in the table above due to fluctuating inventory, expiring over staggered years, which provide for a monthly fixed rental fee per slot machine, and an option for replacement with different/newer machines during the term of the lease.  In the first quarter of 2017, the Company’s slot machine equipment lease expense was $605 versus $588 in the comparable quarter in 2016.  All slot leases can be terminated at any time, subject to an early-termination penalty equal to three-month lease payments for each terminated slot machine lease.

Employment Agreements - The Company’s employment agreement with its Chief Executive Officer (“CEO”), Mr. Rami S. Ramadan, absent the intervention of either party by September 30th of each year, renewed automatically for another calendar year, currently ending on December 31, 2017.  In addition to a perpetually renewable employment term of one year absent the intervention of either party, the agreement provides for annual compensation, plus participation in the Company’s benefits programs and equity incentive plans.  Annual compensation of $450 will be paid in 2017, pursuant to the evergreen renewal terms of said employment agreement, excluding any bonus awards that were earned in 2017 but payable in 2018 or may be or have been granted in 2017 at the discretion of TWC’s Board of Directors (the “Board”).  As of March 31, 2017, the Company is contractually obligated to pay an aggregate of approximately $338, which represents the annual base salary for the remaining nine months of 2017.

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

The Company has a 3-year evergreen employment agreement, dated June 1, 2005, with its Managing Director of Operations and Development, Mr. Paul Benkley. Unless communicated to Mr. Benkley within 60 days prior to the expiration of his employment agreement, which currently expires on December 31, 2019, it will renew automatically for another three-year term.  In the event of termination without cause, excluding disability and retirement, he will be entitled to one year of severance at the annual salary in effect at the time of termination.  In the event of non-renewal of this employment contract, he will receive severance equal to three months’ salary based on the salary in effect on the date of expiration of the contract in 2019.

Change of control agreements  On October 3, 2014, the Company entered into severance agreements with four KMEs that provide for the lump sum payment of one year’s salary and up to one year’s health insurance coverage in the event of a change of control of the Company, or if the employee voluntarily leaves the Company for any reason (other than death or disability) within one year after such a change of control event.

2014 Equity Incentive Plan - In April 2014, the Board unanimously adopted the 2014 Equity Incentive Plan (“2014 Equity Plan”), which was subsequently approved by the shareholders of the Company at its Annual Meeting held in June 2014.  The 2014 Equity Plan superseded the 2004 Equity Incentive Plan, which expired in May 2014.

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

The 2014 Equity Plan provides the Compensation Committee with the discretion to grant to any participant annually any awards not to exceed 200,000 shares of Common Stock and/or any restricted stock or restricted stock units that are not subject to the achievement of a performance target or targets covering more than an aggregate of 150,000 shares.  The plan was amended on June 2, 2016 to increase the number of shares of the Company’s Common Stock that are available for awards that may be granted under that plan, from 660,750 to 910,750, of which 245,750 remained available for issuance as of March 31, 2017.  Additionally, option awards will be available for grants to the executive officers and non-employee directors as well as other key employees, except that non-employee directors are eligible to receive only awards of non-qualified stock options.

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

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(All monetary figures in thousands, except for exchange rate and share and per share data)

2017 Profit Sharing Plan  The 2017 Profit Sharing Plan (the “PSP”) was recommended by the Compensation Committee of the Board and approved by the Board of Directors on March 17, 2017.  The 2017 Profit Sharing Plan permits eligible KMEs to share in the pre-tax profits of the Company.  The profit sharing plan provides for an incentive payout, the pool amount of which is based on 12.5% of the Company’s earned consolidated annual income before taxes.  This pool is to be distributed according to the percentage of each KME’s annual salary as a ratio to the total of all salaries of participating KMEs. TWC accrued $0 and $250 for the three months ended March 31, 2017 and 2016, respectively, toward the PSP pool. Each KME is required, pursuant to the terms of the PSP, to defer 50% of his or her annual profit sharing award, if attained, into the Deferred Compensation Plan.

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

The Company adopted the Deferred Plan with the intention that it shall at all times be characterized as a “top hat” plan of deferred compensation maintained for a select group of management, as described under the Employee Retirement Income Security Act of 1974 (“ERISA”) Sections 201(2), 301(a)(3) and 401(a)(1).  The Deferred Plan is required at all times to satisfy Section 409A of the Internal Revenue Code.  Pursuant to a participant’s election, the unfunded Deferred Plan obligations are payable in the form of Common Stock (and cash for fractional shares) upon the earlier of:  (i) a designated, in-service distribution date which must be a minimum of three years from the year of the first deferral; (ii) separation from service; (iii) disability; (iv) change in control of the Company; or (v) death.  A participant’s election form must specify whether the payments will be made by lump sum or by installments, and the number of annual installments (with a minimum of two and a maximum of five installments).  For the three months ended March 31, 2017 and 2016, approximately $564 and $425 was deferred in the Deferred Plan, respectively.

Taxing Jurisdiction - Czechia, Germany and Austria currently have a number of laws related to various taxes imposed by governmental authorities.  Applicable taxes include corporate income tax, VAT, and payroll (social) taxes, and, in the case of Czechia, gaming taxes. Tax declarations, together with other legal compliance areas (e.g. customs and currency control matters) are subject to review and investigation by a number of governmental authorities in each country in which TWC operates, which are enabled by law to impose fines, penalties and interest charges, and create tax risks in such countries. Management believes that it has adequately provided for all of its Czech and German tax liabilities. (See also Note 3(l) “Czech Gaming Taxes” and Note 3(m) “Income Taxes” above).

Legal Proceedings - The Company is sometimes subject to various contingencies, the resolutions of which, its management believes, will not have a material adverse effect on the Company’s consolidated financial position or results of operations.  TWC was not involved in any material litigation as of March 31, 2017, or through the date of this filing.

5. Acquisition and Purchase Price Allocation – Hotel Kranichhöhe, Germany.

On December 21, 2016, TWHG acquired the Lindner Sport & Aktivhotel Kranichhöhe (subsequently rebranded by the Company as the “Hotel Kranichhöhe”), a 107-room hotel with extensive meeting space and recreational amenities located in Much, Germany, for a purchase price of approximately $5.3 million, excluding closing costs and a real estate transfer tax. There was no relationship between TWHG, the Company or their respective directors or officers, or any affiliate or associate thereof, and the seller of this property in this transaction.

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

Thus, the Company’s allocation of the final fair value of all acquired assets, before depreciation, remained unchanged from its initial estimate, and is presented in the table below:

	Final Fair	Final Fair
	Value at	Value at
	Acquisition	Acquisition
Purchase Price Allocation	Date	Date

Cash	€900	$957
Kreissparkasse Köln Loan	4,000	4,251
Total purchase price consideration	4,900	5,208
Gain on bargain purchase	117	124
Total	€5,017	$5,332

Fair value amounts assigned to assets acquired:
Land	€1,686	$1,792
Buildings	2,360	2,508
Property & equipment	465	494
Inventory and receivables	506	538
Final fair value of assets acquired	€5,017	$5,332

The following unaudited pro forma results of operations for the years ended December 31, 2016 and 2015 presented are provided for illustrative purposes only and assume the acquisition occurred as of January 1, 2015 and do not assume any cost savings from TWC’s management of the operations. The unaudited pro forma financial results do not purport to be indicative of the results of operations for future periods or the results that actually would have been realized

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(All monetary figures in thousands, except for exchange rate and share and per share data)

had TWC operated the Hotel Kranichhöhe during these periods. The unaudited pro forma results are presented in thousands, except share and per share information.

	Year Ended December 31,
	2016	2015
	(Unaudited)	(Unaudited)
REVENUES	$57,555	$46,859

NET INCOME	$6,772	$3,684

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	8,838,984	8,822,488
Diluted	9,498,578	9,259,553

EARNINGS PER COMMON SHARE:
Basic	$0.77	$0.42
Diluted	$0.71	$0.40

6. Acquisition and Purchase Price Allocation – Hotel Donauwelle, Austria.

On March 1, 2017, TWC acquired 100% of the shares of Hotel Donauwelle Betriebsgesellschaft M.B.H (to be legally renamed as “Trans World Hotels Austria” (“TWHA”), which owns a four-star business hotel, Steigenberger Hotel (i.e. Hotel Donauwelle), located in Linz, Austria.  The hotel is situated on the banks of the Danube River in Linz, approximately 35 minutes driving time from our Route 55 Casino.  The hotel is currently operating under a contractual management agreement with the Steigenberger Hotels AG, expiring on September 30, 2017.  Upon the expiration of the contractual management agreement with Steigenberger, TWC will rename the hotel as the “Hotel Donauwelle.”  The assets acquired include the ground lease rights through March 2062 on the plot upon which the hotel building stands, and the building contents.  The hotel features 176 rooms, six meeting/banquet rooms, a 120-seat restaurant, a 40-seat bar, a 100-seat terrace, and a spa and gym room.   The total acquisition cost was €4,431, or $4,741, inclusive of the €4,263, or $4,517, purchase price.  TWC paid cash of €368, or $390, and has a 10% contingency payable to the seller of €29, or $31 upon the post-closing settlement based on the finalized and approved financial statements of February 28, 2017.  The balance was financed through the assumption of an existing 5-year bank loan in the amount of €3,866, or $4,096, from Erste Bank, Austria, with a fixed-interest rate of 2.95%, payable quarterly, maturing on December 31, 2021, pursuant to which the €1,966, or $2,083, remaining balance will be either paid off or financed.  There was no relationship between the Company or their respective directors or officers, or any affiliate or associate thereof, and the seller of this property in this transaction.

The Company accounted for its Hotel Donauwelle acquisition under the acquisition method of accounting as indicated in FASB ASC 805, Business Combinations, which requires the acquiring entity in a business combination to recognize the fair value of all assets acquired, liabilities assumed, and establishes the acquisition date as the fair value measurement point. Accordingly, the Company identified and recorded assets acquired and liabilities assumed in this business combination, based on fair value estimates as of the date of acquisition, March 1, 2017.  The purchase price allocation process requires an analysis and valuation of acquired assets, which included fixed assets, technologies, customer contracts and relationships, trade names and liabilities assumed, including contractual commitments and legal contingencies.

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(All monetary figures in thousands, except for exchange rate and share and per share data)

Pending finalization of the Company’s review of the fair value of assets acquired and liabilities assumed, the Company allocated initial fair value of all acquired assets, before depreciation, as follows:

	Fair Value	Fair Value
	Estimate at	Estimate at
	Acquisition	Acquisition
Purchase Price Allocation	Date	Date
	(Unaudited)	(Unaudited)
Cash	€368	$390
Due to seller (10% contingency)	29	31
Erste Bank Loan	3,866	4,096
Total purchase price consideration	€4,263	$4,517

Fair value amounts assigned to assets and liabilities acquired:
Buildings	€4,120	$4,365
Property & equipment	654	693
Intangibles	5	5
Financial assets	1	1
Current assets	589	625
Accounts payable	(52)	(55)
Short-term liabilities	(773)	(819)
Long-term liabilities	(281)	(298)
Fair value estimate of assets and liabilities acquired	€4,263	$4,517

The estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed.  The Company believes that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the Company is waiting for additional information necessary to finalize those fair values.  Therefore, the provisional measurements of fair value reflected are subject to change and such changes could be significant.  The Company expects to finalize the valuation and complete the purchase price allocation no later than the first quarter of 2018.

The following unaudited pro forma results of operations for the years ended December 31, 2017 and 2016 presented are provided for illustrative purposes only and assume the acquisition occurred as of January 1, 2016 and do not assume any cost savings from TWC’s management of the operations. The unaudited pro forma financial results do not purport to be indicative of the results of operations for future periods or the results that actually would have been realized

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(All monetary figures in thousands, except for exchange rate and share and per share data)

had TWC operated the Hotel Donauwelle during these periods. The unaudited pro forma results are presented in thousands, except share and per share information.

	Three Months Ended	Twelve Months Ended
	March 31, 2017	December 31, 2016
	(Unaudited)	(Unaudited)

REVENUES	$13,585	$57,929

NET INCOME	$727	$7,111

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	8,859,289	8,838,984
Diluted	9,889,113	9,498,578

EARNINGS PER COMMON SHARE:
Basic	$0.08	$0.80
Diluted	$0.07	$0.75

7.Segment Information.

The Company recognizes two reporting segments (a casino segment and a hotel segment) and corporate (which, for accounting purposes, is not considered to be a separate “segment”).  The casino segment is entirely in Czechia, while the hotel segment is comprised of three hotels in Germany and one hotel in Austria. There are no internal transactions between our reporting segments. The Hotel Columbus, Hotel Freizeit Auefeld, Hotel Kranichhöhe and Hotel Donauwelle are reported under the hotel segment and the Hotel Savannah and Spa, as part of the Route 59 Complex, is reported under the casino segment.

Below is a presentation of the reporting segments:

	Three Months Ended March 31, 2017				Three Months Ended March 31, 2016
Operations by Segment (Unaudited)	Casino	Hotel	Corporate	Consolidated	Casino	Hotel	Corporate	Consolidated

Total revenues	$11,208	$2,377	$—	$13,585	$11,189	$1,044	$—	$12,233
Costs and expenses:
Cost of revenues	(6,560)	(1,509)		(8,069)	(6,097)	(603)		(6,700)
Depreciation and amortization	(308)	(259)	(3)	(570)	(320)	(177)	(3)	(500)
Selling, general and administrative	(1,784)	(832)	(1,319)	(3,935)	(1,805)	(419)	(1,270)	(3,494)
Interest expense		(83)		(83)	(1)	(61)		(62)
Total costs and expenses	(8,652)	(2,683)	(1,322)	(12,657)	(8,223)	(1,260)	(1,273)	(10,756)
Income (loss) before income taxes	2,556	(306)	(1,322)	928	2,966	(216)	(1,273)	1,477
Income tax expense	(334)			(334)	(471)			(471)
Net income (loss)	$2,222	$(306)	$(1,322)	$594	$2,495	$(216)	$(1,273)	$1,006

Selected Balance Sheet	At March 31, 2017				At December 31, 2016
Data by Segment (Unaudited)	Casino	Hotel	Corporate	Consolidated	Casino	Hotel	Corporate	Consolidated

Property and equipment, net	$25,324	$21,100	$755	$47,179	$23,550	$17,226	$748	$41,524
Goodwill	4,797	128		4,925	4,730	127	—	4,857
Other assets, excluding property and equipment and goodwill	12,255	5,962	841	19,058	12,781	6,057	885	19,723
Total assets	$42,376	$27,190	$1,596	$71,162	$41,061	$23,410	$1,633	$66,104

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Although we believe the expectations expressed in the forward-looking statements included in this Form 10-Q are based on reasonable assumptions within the bounds of our knowledge of our business at the time the statements are made, a number of factors outside of our control could cause actual results to differ materially from those expressed in any of the forward-looking statements included in this Form 10-Q. Any one or a combination of these factors could materially affect our financial performance, business strategy, business operations, plans, goals and objectives. These factors include but are not limited to:

•	the market’s acceptance of our gambling and hotel offerings;

•	the effect of competition in our markets;

•	the political, legislative, and regulatory climates and changes upon our business;

•	the impact of fluctuations of currencies on revenue we receive or expenses we incur;

•	the weather conditions in the markets that we serve; and

•	other factors described in our Form 10-K for the year ended December 31, 2016 under the headings “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk.”

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

Currently, we own and operate three casinos and a hotel in the Czech Republic (“Czechia”).  Our Ceska casino, located at Ceska Kubice, in the western part of Czechia close to the border of Germany, currently has six competitors.  Our other two Czech casinos are located in the southern part of Czechia, close to the Austrian border.  The larger of these two, “Route 55,” located in Dolni Dvoriste, has two competitors, and our other casino, “Route 59,” is located in Hate, near Znojmo, and currently has three competitors.  Our four-star deluxe Hotel Savannah features 79 rooms, eight banquet halls for meetings and special events as well as a full-service restaurant and bar, and is connected to our Route 59 casino with the joint facility’s main restaurant linking the two buildings.  Along with the hotel operation, we also launched a full-service spa operation, the Spa at Hotel Savannah (the “Spa”), the operation of which is sub-contracted to a local operator who pays TWC a percentage of its gross revenues.  The Spa, which is attached to Hotel Savannah, offers Ayurvedic massage therapies and an indoor pool.  Hotel Savannah has eight regional hotel competitors, five of which are located in Austria.

In Germany, TWC owns and operates three hotels.  The Hotel Columbus, a four-star 117-room hotel, is located in Seligenstadt, Germany, near Frankfurt.  The Hotel Columbus has six hotel competitors in the Seligenstadt area and surrounding region that it serves, four of which are privately-owned and two of which are part of German hotel chains.   The second hotel, Hotel Freizeit Auefeld, is a four-star 93-room hotel, with extensive meeting space and recreational amenities located in Hannoversch Münden (“Hann. Münden”), Germany.  The Hotel Freizeit Auefeld is the largest hotel in Hann. Münden and no major hotel chains are represented in our market.  However, Hotel Freizeit Auefeld does compete with eight smaller, privately-owned hotels in the Hann. Münden area.  The Hotel Kranichhöhe, a 107-room hotel with extensive meeting space and recreational amenities, is located in Much, Germany.  The hotel features three food and beverage outlets; 18 meeting rooms; a wellness center and spa; a fitness center with an indoor swimming pool; an adjoining tennis complex with two indoor courts and two outdoor courts; and a beach volleyball court.  Hotel Kranichhöhe is located approximately two hours driving time from the Company’s Hotel Columbus in Seligenstadt, near Frankfurt, and three hours driving time from its Hotel Freizeit Auefeld in Hann. Münden.  We intend to invest approximately $1.6 million in 2017 to update and partially renovate the Hotel Kranichhöhe, with the objective of upgrading it to a four-star hotel.  The renovation work began in April 2017, and is expected to be completed by August 2017.

On March 1, 2017, TWC acquired Hotel Donauwelle, a four-star business hotel located in Linz, Austria.  The hotel is situated on the banks of the Danube River, approximately 35 minutes driving time from our Route 55 Casino.  The assets acquired include the hotel, the ground lease rights through March 2062 to the land upon which the hotel building stands, and the building contents.  TWC was able to negotiate favorable acquisition and financing terms for the purchase of the hotel due to the intervention of the secured lender, Erste Bank, who required the owners to sell.  As a condition to allowing us to acquire the property, TWC was required to invest a minimum of €2.5 million (50% of which has been escrowed with the lender) to renovate the hotel within the first twelve months after acquisition, an action that we had previously determined to be necessary to make the property competitive in the marketplace.  The Company is waiting for additional information necessary to finalize its assessment of fair values of the assets acquired and liabilities assumed, pursuant to its purchase price allocation.  Therefore, the provisional measurements of fair value reflected in its purchase price allocation estimates are subject to change and such changes could be significant.  The Company expects to finalize the valuation and complete the purchase price allocation no later than the first quarter of 2018 (see also Footnote 6 of the Notes to the Consolidated Interim Financial Statements (Unaudited) below).

New Gambling Acts and their Impact

On June 7, 2016, the President of Czechia signed the 2017 Gambling Act (186/2016 Coll.) (the “Gambling Act”) and the 2017 Gambling Tax Act (187/2016 Coll.) (the “2017 Gambling Tax Act”) (collectively referred to as the “Gambling Acts”).  The Gambling Acts became law on June 15, 2016, when they were published in the official Collection of Laws, maintained by the Czech Ministry of the Interior.  The 2017 Gambling Tax Act, which took effect on January 1, 2017, raised the gaming tax rate on technical game (i.e. slot machine or electromechanical roulette or dice) revenues to a “minimum tax,” raised the tax rate from 28% to 35%, and eliminated the per diem fixed fee of Kč 80 (approximately $3.20) on each slot machine.  The 2017 Gambling Tax Act introduced a “minimum tax” on technical games which amounts to the product of the sum of all gambling positions of individual approved terminal devices (such as slot machines, electromechanical roulette and dice machines) and referred to in the permit for the location of the gambling premises and the amount of Kč 9,200 (approximately $364).  Therefore, if the aggregate tax amount collected from the 35% gaming tax on technical game revenues is lower than the computed “minimum tax,” then the casino operator must pay the “minimum tax” and not the aggregate tax amount collected from the 35% gaming tax.  Otherwise, if the aggregate tax amount collected from the 35% gaming tax on technical game revenues is greater than the computed “minimum tax,” then the casino operator need only pay the aggregate tax amount collected from the 35% gaming tax and not the “minimum tax.”  The gaming tax rate on live game (i.e. cards, roulette or dice) revenues remained unchanged at

23%.  Further, the 2017 Gambling Tax Act modified the tax revenue allocation between the federal government and local municipalities.  A summary table of the 2017 Gambling Tax Act is shown below:

2017 Gambling Tax Act
(in actual amounts)	(Effective from January 1, 2017)
Live Games	23% gaming tax from revenue earned from live games (70% of tax allocated to the federal government; 30% of tax allocated to the local municipality).

Slot and other technical games

The greater of either: (a) the aggregate amount collected from 35% gaming tax from revenue earned from slot and other technical games (35% of tax allocated to the federal government; 65% of tax allocated to the local municipality), or (b) a "minimum tax," calculated as the product of the sum of all gambling positions of individual approved terminal devices referred to in the permit for the location of the gambling premises times Kč 9,200 (approximately $364).

The 2017 Gambling Act introduces many new changes, requirements and conditions, that take effect at various times, some taking effect on the date of enactment, some on January 1, 2017 and certain provisions taking effect upon the renewal of the casino operator’s gambling licenses.  Although TWC’s 10-year gambling license expires in September 2018, and its slot operating one-year license expires at the end of 2017, the Company has begun to take steps to conform to these requirements for when it applies for its slot and other technical game license renewals, which is due to expire at the end of 2017.  The Company is also awaiting the Ministry of Finance of the Czech Republic’s final interpretation of these new measures, some of which were clarified in August 2016 and others are awaiting further clarifications from the MOF.  The notable changes and requirements are as follow:

•

Upon the effective date of the Gambling Act, any gambling operator may apply for a gambling license if it meets all of the following conditions, having: (i) an office in Czechia, in another European Union Member state or in a state that is a party to the Agreement on the European Economic Area; (ii) an organizational chart that sets clear and comprehensive definitions of jurisdictions and decision-making powers; (iii) an established board of directors or similar control body; (iv) equity of at least of €2,000,000 ($2.1 million); (v) a transparent and unobjectionable origin of its financial resources; and (vi) a transparent ownership structure.  During the licensing process, confirmation of corporate ownership of the Czech entity and required documents (e.g. criminal and tax records, etc.) from all members of the board of directors and representatives from all levels of the company structure must be furnished to the MOF.  TWC is currently preparing a list of the required documentation to submit for its slot and technical game license renewal at the end of 2017.

•

A basic, general gambling license from the MOF will be issued for a maximum of six (6) years and a gambling license for each location at which live game and technical game operations are conducted will be issued from local municipality councils for a maximum of three (3) years. (Previously, the MOF general gambling licenses for live games had been issued for ten (10) years and for one (1) year for technical games). Licenses can be issued and/or renewed if the Company meets the following pre-existing conditions:  (i) maintains a clean criminal record and all necessary certifications; (ii) pays its taxes on time; (iii) stays in good standing; and, (iv) confirms its ability to comply with all technical and supervisory standards required by the new law.  As of March 31, 2017 and the date hereof, TWC was and is in compliance with these conditions.

•

Individual municipalities and their local councils will be entitled to issue decrees to prohibit or restrict gambling operations, to set permissible hours of gambling operations and designate locations of operations within their respective jurisdictions.  Previously, municipalities, by decree, have been allowed to ban gambling operations or set the locations of gambling operations within their respective jurisdictions.  As of March 31, 2017 and the date hereof, TWC was and is in good standing with all of the municipalities in which it operates.

•

Gambling operations will not be permitted in certain premises such as schools, children’s leisure facilities, health and social care facilities, churches or religious societies.  As of March 31, 2017 and the date hereof, TWC’s existing casinos were and are in compliance with this requirement.

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

•

Gambling operators will also be required to bar from entry individuals flagged by the MOF and registered in its central database as black-listed or noted as being “destitute” and on public assistance, bankrupt, are subject to an order banning them from gambling under Czech criminal law or are a compulsive gambler. No one under age 18 will be allowed on the casino floor.  As of March 31, 2017 and the date hereof, TWC was and is in compliance with this requirement.

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

•

Any marketing advertisements, beginning January 1, 2017, must have a written warning label in the Czech language about the damage gambling can do to gambling participants and that gambling participants must be older than 18 years of age.

•	Failure to comply with the new Gambling Act could result in a misdemeanor punishable by fines up to

Kč 1,000,000 (approximately $41,000) or an administrative offense punishable by an injunction against the violative practice, fines up to Kč 50,000,000 ($2.0 million) and/or asset forfeiture to, or confiscation by, the government.

The full impact of the 2017 Gambling Act cannot be quantified or estimated pending the interpretation of some of these measures by the MOF and their eventual implementation into the Company’s gambling operations.

Exchange Rates

Due to the fact that the Company’s operations are located in Europe and principally in Czechia and Germany, TWC’s financial results are subject to the influence of fluctuations in foreign currency exchange rates.  For our Czech operations, the revenue generated is generally denominated in euros (“EUR” or “€”) and the expenses incurred by these facilities are generally denominated in korunas (“CZK” or “Kč” ).  For our German hotel operation, the revenue generated and expenses incurred are primarily denominated in EUR.  As our primary reporting subsidiary, Trans World Hotels & Entertainment a.s. (“TWH&E”), is a Czech entity, all revenues and expenses, regardless of sources of origin (including that of Hotel Columbus, Hotel Freizeit Auefeld, Hotel Kranichhöhe and Hotel Donauwelle, which are owned by TWH&E through its wholly-owned German subsidiary, Trans World Hotels Germany GmbH (“TWHG”) and its wholly-owned Austrian subsidiary, TWHA), are recognized in the Czech currency and translated to U.S. dollars (“USD” or “$”) for reporting purposes.  A substantial change in the value of either of these currencies in relation to the value of the USD would have an impact on the results from our operations when translated into USD.  We do not hedge our foreign currency holdings or transactions.

In our financial statements, the actual 2017 and 2016 operating results for the Czech operations and for the three German hotels and one Austrian hotel were first converted to CZK, then were converted to USD using the monthly average of the daily exchange rates of each monthly reporting period.  The monthly average of daily exchange rates for the CZK versus the USD and EUR, respectively, are presented in the following graphical chart.

The consolidated balance sheet totals of the Company’s foreign subsidiaries at March 31, 2017 and December 31, 2016 were converted to USDs using the Czech central bank exchange rates, as reported at www.cnb.cz, and for information only, the USD to EUR interbank exchange rates, as reported at www.oanda.com, both of which are depicted in the following table:

As Of	USD	CZK	EUR
March 31, 2017	1.00	25.282	0.936
December 31, 2016	1.00	25.639	0.950

The appreciation of the daily exchange rate of the CZK from December 31, 2016 of 25.639 to March 31, 2017’s daily rate of 25.282 was 1.4% and slightly enhanced our consolidated balance sheet at March 31, 2017, as presented in USD.

Critical Accounting Policies

The discussion and analysis of our consolidated financial condition and results of operations are based upon our consolidated financial statements. These consolidated financial statements have been prepared following US GAAP and Article 10 of Regulation S-X for interim periods and require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to potential impairment of goodwill and share-based compensation expense. The reader should also review expanded information about our critical accounting policies and estimates provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-K for the year ended December 31, 2016. There have been no material changes to our critical accounting policies and estimates from the information provided in our Form 10-K for the year ended December 31, 2016.

RESULTS OF OPERATIONS

Performance Measures and Indicators

In discussing the consolidated results of operations, we may use or refer to performance measures and indicators that are common to the gambling and hospitality industries, such as: (i) total live game drop, the dollar value of gaming chips purchased in a given period; (ii) live game drop per head (“DpH”), the per guest average dollar value of gaming chips purchased for cash; (iii) daily income per slot machine; (iv) net win, the difference between gaming wagers and the amount paid out to wagering patrons; (v) win percentage (“WP”), the ratio of net win over total drop; (vi) occupancy rate, the number of rooms sold divided by the number of rooms available; (vii) average daily rate (“ADR”), the average of room rental rates paid per day; and (viii) revenue per available room for rent (“RevPAR”), revenue generated per available room.  These measures are “non-GAAP financial measures.”  All figures are not in thousands, unless noted otherwise.

Review of the Consolidated Interim Results of the Company:

Three Months Ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(in thousands)	2017	2016	Variance $	Variance %
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues, by reporting segment:
Casino	$11,208	$11,189	$19	0.2%
Hotel	2,377	1,044	1,333	127.7%
Total revenue	13,585	12,233	1,352	11.1%

Operating expenses:
Casino	6,561	6,097	464	7.6%
Hotel	1,508	603	905	150.1%
General and administrative	2,616	2,224	392	17.6%
Corporate expenses	1,319	1,270	49	3.9%
Depreciation and amortization	570	500	70	14.0%
Total operating expenses	12,574	10,694	1,880	17.6%

Operating income	1,011	1,539	(528)	(34.3)%

Interest expense	(83)	(62)	(21)	33.9%

Income before income taxes	928	1,477	(549)	(37.2)%

Income tax expense	(334)	(471)	137	(29.1)%

Net income	$594	$1,006	$(412)	(41.0)%

For the three months ended March 31, 2017, our casino segment generated total revenue of $11.2 million, which was essentially flat to the revenue achieved the same three-month period a year ago, as a result of a severe winter that swept through Europe and negatively impacted our operating units in both Czechia and Germany.  Total revenue was boosted by the additional three months’ revenue from Hotel Kranichhöhe and one month’s revenue from Hotel Donauwelle, neither of which was part of TWC a year ago this quarter.  Hotel Kranichhöhe was acquired on December 1, 2016 and Hotel Donauwelle was acquired on March 1, 2017.  As a result of inclement weather, which caused road icing and contributed to low temperature not experienced in Czechia in the past fifty years, attendance to our casinos were materially curtailed and/or reduced player wagering substantially in those days where customers were able to reach our establishments.  Thus, our live game revenue fell by 17.0% from those generated the same quarter a year ago, but was fully offset by the 10.1% year-over-year increase in slot revenue.

For the first three months of 2017, our hotel segment, which was also negatively affected by the severe winter, generated a combined total revenue of approximately $2.4 million, of which approximately 41.0% was from F&B operations.  The hotel segment achieved a consolidated occupancy rate of 52.1% with an ADR of $73.84.  The prior year’s first three months, which included only revenue from Hotel Columbus and Hotel Freizeit Auefeld had a reported consolidated occupancy rate of 43.8% and an ADR of $77.47.

Casino operating expenses were up by $464,000, or 7.6%, largely due to the higher gambling tax rate on slot revenue, which contributed to an effective rate of 31.9% of gambling revenues versus 27.6% for the same quarter a year ago (See Note 3(l) – “Czech Gaming Taxes” of the Notes to the Consolidated Interim Financial Statements).  Hotel operating expenses in the prior year included only those of Hotel Columbus and Hotel Freizeit Auefeld, as noted above.

General and administrative expenses were up by $392,000, or 17.6%, due to higher utilities and repair and maintenance expenses associated with the strong winter, as well as to expenses related to Hotel Kranichhöhe and Hotel Donauwelle, which did not exist a year ago this period.

Corporate expenses were up by $49,000, or 3.9%, when compared with the same three-month period last year, and was primarily due to higher stock option expenses and from third-party consulting services.

Depreciation and amortization expense increased by $70,000, or 14.0%, resulting largely from the addition of assets, with the acquisition of the Hotel Kranichhöhe and Hotel Donauwelle.

Operating income decreased by $528,000, or 34.3%, largely due to the combination of lower revenue generated and higher operating and maintenance costs during the strong winter.

Interest expense of $83,000 for the first three months of 2017 was from the four bank loans and one seller-issued loan, while the interest expense in 2016 was from two bank loans one seller-issued loan, all related to our hotel acquisitions.

Our effective income tax rate for the first three months ended March 31, 2017, excluding the impact of the gain from a bargain purchase, was approximately 32.7%, or a foreign income tax provision of approximately $334,000, versus 31.9%, or $471,000 for the comparable period last year resulting from our casino segment.  There was no income tax liability for the hotel segment in 2017 because of a cumulative net loss.

As a result of the above factors, we achieved net income of $594,000, an decline of $412,000, or 41.0% from the same three-month period a year ago.

Unlike in U.S.-based casinos, visitors to our casinos are required, by Czech laws, to “check in” at the entrance reception desk, by presenting acceptable forms of picture identification, which effectively permits the Company to track the frequency of their visits and, to a limited extent, the duration of play during each visit.  As an incentive to gaming activity, we provide complimentary drinks and a free food buffet to all of our playing guests.  In addition to these general amenities, we also issue different classes of “loyalty” cards under our “Premium Club” reward program to customers who spend relatively longer periods of time playing. These cards entitle the holder and a set number of the holder’s guests, depending on the card type, to various complimentary benefits based on the number of points accumulated.  Patrons who spend €400 of play (not drop) earn one Premium Club Point.  We also grant certain other privileges to our VIP players, at each local casino management’s discretion, such as opening a private gaming table, or extending the casino’s operating hours, and/or providing free room/hotel accommodations.  These loyalty cards are granted based on the frequency of the players’ visits and the aggregate total drop for a pre-determined number of visits.  The complimentary F&B and other player-related costs were included in the casino operating expenses, which totaled $695,000,  or 6.4% of gaming departmental revenues, for the three months ended March 31, 2017, versus $672,000, or 6.3% of gaming departmental revenues,  for the comparable period in 2016.  General gifts and giveaways, which were also recognized in the casino operating expenses, excluding VIP personal gifts, represented $249,000, or 2.3% of gaming departmental revenues, for the same three months in 2016, compared with $206,000, or 1.9% of gaming departmental revenues, for the comparable period in 2016.

The VIP personal gifts, which consist primarily of granted player loyalty points, were booked as special promotion expenses in the selling, general and administrative costs, and totaled approximately $6,000 for the first three months in 2017, versus $23,000 for the same three months a year ago.

Our Operating Facilities:

Our free-standing casinos each offer live games, video slot machines, free parking, a restaurant, lounge areas and multiple bars.

Casino Segment:

Ceska

Our Ceska Casino had, as of March 31, 2017, 14 gaming tables, including seven card tables, six roulette tables, and a 10-position, Slingshot, multi-win roulette table.  The casino also features 118 video slot machines.  In addition to the games, Ceska also offers five luxurious hotel-like guest rooms, which, when not used as courtesy accommodations for our valuable players and guests, can be rented to paying overnight guests.  The address of our Ceska casino is Ceska Kubice 64, Ceska Kubice 345 32, in the Pilsen region of Czechia.

Route 59

As of March 31, 2017, our Route 59 Casino operated 25 gaming tables, consisting of twelve card tables, twelve roulette tables, and a 16-position, Slingshot multi-win roulette table, as well as 190 video slot machines, 14 of which were added on December 15, 2016.  Route 59 Casino is connected to the Hotel Savannah via a wide public-area corridor and restaurant, to permit easier access between the two operations.  Route 59 is located at 199 American Way, Hate-Chvalovice, Znojmo 669 02, in the South Moravia region of Czechia.

Route 55

As of March 31, 2017, the two-story Route 55 Casino offered 21 tables, including twelve card tables, eight roulette tables, a 16-position, Slingshot multi-win roulette table, as well as 150 video slot machines, 12 of which were added on December 15, 2016.  On the mezzanine level, the casino offers an Italian restaurant, an open buffet area, a VIP lounge, and three luxurious hotel-like guest rooms, similar to the five guest rooms at Ceska.  Route 55 is located at Grenzubergang Wullowitz, Dolni Dvoriste 382 72, in the South Bohemia region of Czechia.

Hotel Savannah and the Spa at Hotel Savannah

As a complement to our gaming operations, we opened Hotel Savannah, a 79-room, European four-star deluxe hotel, the first Company-constructed hotel, of which two additional rooms were added on March 20, 2017.  We also launched a full-service spa, the “Spa at Hotel Savannah” (the “Spa”), which is attached to the hotel. The operation of the Spa, which features a large indoor pool and Ayurvedic massage therapy, is sub-contracted to a local operator.  Hotel Savannah, which offers eight banquet halls for meetings and conventions, is connected to our Route 59 casino by the hotel restaurant that links the two buildings.  The combined operation of the hotel and Spa has proven to benefit Route 59 by attracting additional business to the casino.

Hotel Segment:

Hotel Columbus

Our four-star 117-room hotel, Hotel Columbus, is located in the suburbs of Seligenstadt, Germany, about a 20-minute, equidistant drive from Frankfurt city center and the Frankfurt International Airport.  Hotel Columbus was constructed in 2001 and was being operated profitably by a private family, primarily as a hotel for business travelers at the time of our purchase.  Hotel Columbus currently has 99 single rooms and 18 double rooms.  It also features five meeting rooms, a spacious restaurant and separate breakfast room, each with its own kitchen, two bars, a 32-place parking garage and 43 surface lot parking places.  Hotel Columbus is located at Am Reitpfad 4, 63500 Seligenstadt, in the State of Hesse, Germany.

Hotel Freizeit Auefeld

Our Hotel Freizeit Auefeld is a four-star 93-room hotel, located in Hann. Münden, Germany.  Hotel Freizeit Auefeld, which was built in 1991 and expanded with new facilities in 2001, was selected for acquisition by the Company because of its location, approximately two hours driving time from our Hotel Columbus, allowing TWC to employ one hotel director to manage both properties. The Hotel is the only full-service lodging property in the local area, and therefore has a broad target market, as it caters to both business and leisure travelers to the region.  The hotel features three F&B outlets, ten meeting rooms, an adjoining 13,000 square foot event hall, an adjoining tennis complex with four indoor courts, several additional recreation areas, and an independent townhouse comprised of one four-room unit and one six-room unit.  The ground lease rights, upon which all of the hotel’s assets stand, currently expires on March 1, 2084. The lease agreement includes both a right of first refusal buyout and renewal options in favor of TWC.  The hotel’s guest rooms were fully renovated at the end of March 2016; the kitchen facilities were also renovated and upgraded at the end of June 2016; and the restaurant reconfiguration and renovation was completed at the end of August 2016.  Hotel Freizeit Auefeld is located at Hallenbadstrasse 33, 34346 Hann. Münden, in the State of Lower Saxony, Germany.

Hotel Kranichhöhe

Acquired in December 2016, the hotel will undergo a $1.6 million renovation this year, to address product deficiencies, subsequent to which it will be repositioned from a three-star to four-star rated hotel in 2018. The renovation scope will include complete refurbishment of approximately 50% of the guest rooms; partial renovation of the remaining guest rooms; update of all guest room corridors; minor refurbishments of public areas; upgrade of some meeting rooms, including audio/visual equipment; and improvements to the heating, ventilation, and other technical installations.  Hotel Kranichhöhe is located at Bövingen 129, 53804 Much, in the State of North Rhine-Westphalia, Germany.

Hotel Donauwelle

Acquired in March 2017, the four-star business hotel will undergo a renovation in 2017 and 2018, earmarked at $3.6 million, to address product deficiencies.  The hotel is situated on the banks of the Danube River in Linz, approximately 35 minutes driving time from our Route 55 Casino.   The hotel features 176 rooms, six meeting/banquet rooms, a restaurant, a bar, a dining terrace, and a spa and gym room. The renovation will include complete refurbishment of 136 guest rooms, 40 of the existing rooms were already renovated in a prior renovation in 2014; installation of air conditioning in those 136 rooms; refurbishments of public areas; upgrade of some meeting rooms, including audio/visual equipment; and new guest room flat-screen televisions and other minor improvements.  Hotel Donauwelle is located at Am Winterhafen 13, 4020 Linz, in the State of Upper Austria, Austria.

Sales and Marketing

We utilize a wide range of media marketing and promotional programs in an effort to secure and enhance our competitive position in the respective markets being served and to differentiate our product and services from our competitors.  We maintained and enhanced our marketing and promotional programs for our Czech casinos, focusing primarily on internal and customer-oriented loyalty reward programs and greater use of social media and digital communication methods.  We reduced our marketing and promotional activities, mainly in player raffles and lotteries that involved large monetary prizes in conformance to the recent dictates of the Ministry of Finance.  As such, we strive to provide more live entertainment and shows, in an ongoing effort to secure and enhance our competitive position in the markets that we serve. The casinos’ event calendars concentrate on key, player-tested, popular events and holidays, while simultaneously focusing on higher player-incentive games designed to reward existing players with redeemable points via our player’s loyalty program, and thereby promote customer loyalty.  Furthermore, we aggressively target key cities in our media campaigns, most notably Vienna and Linz in Austria, and Regensburg in Germany as well as the areas surrounding these cities, all of which are within driving distance of our casinos.  For our German and Austrian hotels, in addition to completing the product improvements at Hotel Freizeit Auefeld, we implemented in early 2016 a dynamic sales strategy that includes the use of an outside company that provides lead sourcing and sales support as a complement to our in-house sales team, which we expect to help fuel occupancy growth in our four hotels in Germany and Austria.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2017, we had a working capital surplus of approximately $4.6 million, an decrease of approximately $3.8 million, from the working capital surplus of approximately $8.4 million at December 31, 2016.  Net cash used in operating activities for the three months ended March 31, 2017 was approximately $3.6 million versus cash provided by operating activities of $1.8 million for the same prior year period.  The decrease in cash used in operating activities was due in large part to cash deposits representing both the security deposits for the bank loans for Hotel Kranichhöhe and Hotel Donauwelle, and in the case of Hotel Donauwelle, a partial deposit for the hotel renovation, pursuant to the terms of the respective loan agreements.  The decrease was also due to decreases in prepaid expenses, other current assets, and accrued expenses and other current liabilities, which, in aggregate, were partly offset by stronger net income earned.  The decrease in cash used in operations was also offset by the issuance of restricted stock to the Company’s CEO, pursuant to his employment agreement and the satisfaction of vesting conditions.  Net cash used in investing activities of $1.4 million consisted principally of capital investments to comply with the new Gambling Act, capital improvements to our existing properties, and the investment to acquire Hotel Donauwelle, partially offset by minor proceeds from sale of assets.  Net cash provided by financing activities of $3.9 million consisted of funding from the Kreissparkasse Köln bank loan for the Hotel Kranichhöhe acquisition (i.e. the loan receivable) in January 2017, partially offset by principal payments on outstanding loans.

We are obligated under various contractual commitments over the next five years.  We have no off-balance sheet arrangements.  The following is a five-year summary of our contractual commitments as of March 31, 2017:

(in thousands, except in the footnotes)		Within	Years	Years
Contractual Obligations	Total	1 Year	2 - 3	4 - 5	Thereafter

Long-term, secured debt, foreign (1)	$15,535	$1,278	$2,625	$4,609	$7,023
Slot machine leases (2)	558	558
Operating and other capital leases (3)	253	125	128
Ground leases (4)	1,861	229	471	489	672
Employment agreements (5)	568	568
Total contractual obligations	$18,775	$2,758	$3,224	$5,098	$7,695

(1)

Includes the remaining principal balances of: (i) the €3.6 million, or $3.9 million, Bank Sparkasse Seligenstadt Loan for the Hotel Columbus acquisition, a 15-year commercial loan with a fixed interest rate of 3.1% for the first ten years, followed by a prevailing market-based fixed interest rate for this type of loan for the remainder of the term; (ii) Bank Sparkasse Hann. Münden Loan of approximately €2.0 million, or $2.2 million, with 2.99% annual interest, fixed for 10 years, followed by a prevailing market-based fixed interest rate for this type of loan for the remainder of the term, and amortization over 15 years; (iii) a seller loan of €2.2 million, or approximately $2.4 million, with terms of 3.0% annual fixed interest and amortization over 10 years; (iv) the €3.6 million, or $3.9 million, Bank Kreissparkasse Köln Loan for the Hotel Kranichhöhe acquisition, a 15-year commercial loan with a fixed interest rate of 1.95% for the first ten years, followed by a prevailing market-based interest rate for this type of loan for the remainder of the term; and (v) a €3.866 million, or $4.1 million, Erste Bank Loan for the acquisition of Hotel Donauwelle, a 5-year term loan with a fixed interest rate of 2.95%, with a balloon payment of €1.966 million, or $2,1 million, at maturity.

(2)	Based on a total of 498 leased slot machines as of March 31, 2017. These slot leases can be terminated at any time with a 3-month payment penalty.
(3)	Includes a long-term lease for corporate office space in New York City and capital leases.
(4)

Represents: (i) the remaining 67 years on a 70-year term ground lease, upon which all the hotel assets of the Hotel Freizeit Auefeld stand, with an annual lease payment of €26,078 or approximately $27,900.  The lease expires on

March 1, 2084; and (ii) the 45-year term ground lease for the Hotel Donauwelle, with an annual lease payment of approximately €184,000, or $197,000, with a 2.2% annual rent escalation.  The lease expires on March 1, 2062.

(5)	Represents the Company’s salary obligations under two separate employment agreements.

PLAN OF OPERATIONS

We strive to develop and implement marketing and operational strategies that are designed to increase attendance at our casinos and occupancy, in the case of our hotels, and revenues at all of our existing locations in Czechia and Germany, while focusing on minimizing costs, which includes, for example, cost-sharing alliances with non-competing businesses such as food and beverage vendors, where advantageous. We endeavor to find synergy of operations between our Route 59 Casino and its attached Hotel Savannah to enhance revenues and reduce operational redundancies.  We have taken this approach also with staffing at our three German hotels and will do so at our Austrian hotel in October 2017, when the Steigenberger management contract expires.  Furthermore, we have also relied on the expertise of a third-party German company to provide lead-sourcing and to supplement our sales efforts to market our three German hotels.

Long Range Objective

Our operations have been diversified by the recent acquisitions of three German hotels and one Austrian hotel, lessening, to a small extent at this point in time, our dependence on our primary gambling business in Czechia. Our senior corporate management, several of whom have extensive experience in the hotel industry, have strived to expand and diversify the Company’s operations through the acquisition and/or development of new, complementary non-gambling business units, such as hotels, while continuing to grow the Company’s existing gambling operations in and outside Czechia. We will also seek to acquire, manage or lease new business units that complement our existing operations. Acquisitions will be based on evaluations of the potential returns of projects that arise and, for certain projects, the availability of financing.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Exchange Act Rule 13a-15(e), which is designed to provide reasonable assurance that information, which is required to be disclosed in our reports filed pursuant to the Exchange Act, is accumulated and communicated to management in a timely manner. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and we are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.  At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including Mr. Hung D. Le, our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, Mr. Le concluded that, as of the date of such evaluation, our disclosure controls and procedures were effective.  We made no changes in our internal controls over financial reporting during the first quarter of 2017 that materially affected, or are likely to materially affect, our internal controls over financial reporting.  Further, our management assessed the effectiveness of our internal controls over financial reporting as of March 31, 2017.  Based on this assessment, management believes that, as of March 31, 2017, our internal controls over financial reporting were effective.

PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

We are often subject to various contingencies, the resolutions of which, our management believes will not have a material adverse effect on our consolidated financial position or results of operations.  We were not involved in any material litigation as of March 31, 2017, or through the date of this filing.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors disclosed in Part I, Item 1A “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2016, as well as the risk factor set forth below.

Increased restrictions in Czechia on the sale and/or use of cigarettes in public places could adversely affect our business.

Czech President Miloš Zeman signed into law new anti-smoking prohibitions in February 2017, to be effective May 31, 2017, World No Tobacco Day. The new law restricts the use of cigarettes in public buildings and facilities, including stores, restaurants, bars, cinemas and casinos, although the use of electronic cigarettes and hookahs will be permitted in cafes, bars, restaurants and casinos. The law also prohibits smoking on travel platforms, the use of electronic cigarettes in hospitals, schools, and shopping centers, and the sale of cigarettes in vending machines, unless the machines can prevent sales of tobacco to minors. Owners or operators of premises where smoking is prohibited are also required to ensure compliance with the smoking ban (e.g., asking a person violating the ban to leave the premises and labeling separated premises for smoking). Failure to comply with these obligations may result in an administrative fine of up to CZK 50,000 (approximately $1,978). Management believes that approximately 40% or more of its current customers smoke when gambling in its Czech casinos and while it is undertaking a program to educate and accommodate them in our Czech establishments with dedicated smoking areas, it is possible that business, revenues and net income will be adversely affected by the ban.

The risk factors described in our Form 10-K for the year ended December 31, 2016 and the one described above are not the only risks our Company is facing.  Additional risks and uncertainties not currently known to us or that we deem to be immaterial at this time also may materially adversely impact our business, financial condition and operational results in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 13, 2017, upon confirmation of the achievement of the designated earnings per share targets pursuant to the terms of his July 2005 restricted stock grant set forth in his employment agreement, Mr. Rami Ramadan, the Company’s Chief Executive Officer, was issued, in a private placement pursuant to Regulation D under the Securities Act of 1933, as amended, 25,000 shares of the Company’s Common Stock, valued at $145,500.  As this was a compensatory stock grant, there were no proceeds to the Company.

ITEM 6.EXHIBITS

Reference is made to the Exhibit Index hereinafter contained.

TRANS WORLD CORPORATION
EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2017

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

101

The following financial information from Trans World Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2017, filed with the SEC on May 10, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income and Comprehensive Income for the  three months ended March 31, 2017 and 2016 (unaudited), (ii) the Consolidated Balance Sheets at March 31, 2017 (unaudited) and December 31, 2016, (iii) the Consolidated Statement of Cash Flows for the three months ended March 31, 2017 and 2016 (unaudited), and (iv) Notes to Consolidated Interim Financial Statements (unaudited).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS WORLD CORPORATION

Date: May 10, 2017	By:	/s/ Hung D. Le
Chief Financial Officer
(Principal Financial and Accounting Officer)