Form 10-Q
period 2017-09-30
TRANS WORLD CORP
filed 2017-11-14
CIK 914577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of outstanding shares of the registrant’s Common Stock, par value $0.001 per share, as of November 13, 2017 was 8,879,011.

TRANS WORLD CORPORATION AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2017

INDEX

PART I — FINANCIAL INFORMATION

i

ITEM 1.FINANCIAL STATEMENTS

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2017 and December 31, 2016

(in thousands, except for share data)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,587	$12,868
Prepaid expenses	1,748	227
Loan receivable		4,215
Other current assets	1,390	853

Total current assets	11,725	18,163

PROPERTY AND EQUIPMENT, net	60,794	41,524

OTHER ASSETS:
Goodwill	5,659	4,857
Deferred tax assets	115	99
Deposits and other assets	3,953	1,461

Total other assets	9,727	6,417

TOTAL ASSETS	$82,246	$66,104

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Long-term debt, current maturities	$1,423	$832
Unfavorable lease liability, current portion	239
Accounts payable	1,221	1,169
Czech gaming tax accrual	2,495	3,305
Foreign income tax accrual		956
Accrued expenses and other current liabilities	1,867	3,540

Total current liabilities	7,245	9,802

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	14,930	10,646
Unfavorable lease liability, less current portion	2,863

Total long-term liabilities	17,793	10,646

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 4,000,000 shares authorized, none issued
Common stock, $.001 par value, 20,000,000 shares authorized, 8,879,011 shares in 2017 and 8,854,011 shares in 2016 issued and outstanding	9	9
Additional paid-in capital	55,229	54,270
Accumulated other comprehensive income (loss)	2,668	(5,001)
Accumulated deficit	(698)	(3,622)

Total stockholders’ equity	57,208	45,656

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$82,246	$66,104

See accompanying notes to consolidated interim financial statements.

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

Nine and Three Months ended September 30, 2017 and 2016

(in thousands, except for share data and per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES:
Gaming	$29,896	$33,607	$8,249	$11,363
Rooms	6,230	2,794	2,550	1,019
Food and beverage	4,352	2,041	1,535	667
Other	740	319	267	110
	41,218	38,761	12,601	13,159
COSTS AND EXPENSES:
Gaming	18,154	17,941	5,506	5,986
Rooms	2,624	982	1,072	338
Food and beverage	3,719	1,848	1,354	640
Other	483	126	163	38
Depreciation and amortization	1,733	1,690	562	504
Selling, general and administrative	11,228	9,495	3,627	3,029
	37,941	32,082	12,284	10,535

INCOME FROM OPERATIONS	3,277	6,679	317	2,624

OTHER INCOME (EXPENSE):
Interest expense	(306)	(185)	(114)	(60)
Other income	803
	497	(185)	(114)	(60)

INCOME BEFORE INCOME TAX EXPENSE	3,774	6,494	203	2,564

INCOME TAX EXPENSE	(850)	(1,969)	(58)	(653)

NET INCOME	2,924	4,525	145	1,911

Other comprehensive income, foreign currency translation adjustments	7,669	1,076	2,219	396

COMPREHENSIVE INCOME	$10,593	$5,601	$2,364	$2,307

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	8,872,509	8,833,938	8,879,011	8,843,685
Diluted	9,887,222	9,465,848	9,865,694	9,512,056

EARNINGS PER COMMON SHARE:

Basic	$0.33	$0.51	$0.02	$0.22
Diluted	$0.30	$0.48	$0.01	$0.20

See accompanying notes to consolidated interim financial statements.

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine months ended September 30, 2017 and 2016

(in thousands)

	Nine Months Ended September 30,
	2017	2016
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,924	$4,525
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gain from disposal of assets	(5)
Gain on bargain purchase of Hotel Donauwelle	(803)
Depreciation and amortization	1,733	1,690
Stock options expense	152	200
Restricted stock issuance	145	94
Deferred board fees	98	75
Changes in operating assets and liabilities:
Prepaid expenses	(1,400)	26
Other current assets	(75)	57
Deposits and other assets	(5,865)
Unfavorable lease liability	3,102
Accounts payable	(128)	(446)
Czech gaming tax accrual	(810)	780
Foreign income tax accrual	(956)	(257)
Accrued expenses and other current liabilities	(1,424)	42
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(3,312)	6,786

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7,507)	(1,390)
Proceeds from disposal of assets	10	12
Acquisition of Hotel Donauwelle	(390)
NET CASH USED IN INVESTING ACTIVITIES	(7,887)	(1,378)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan receivable	4,215
Principal payments on Hotel Auefeld's Seller Loan	(89)	(87)
Principal payments on bank loans	(900)	(328)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	3,226	(415)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	3,692	309

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,281)	5,302

CASH AND CASH EQUIVALENTS:
Beginning of period	12,868	10,674

End of period	$8,587	$15,976

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$306	$185
Cash paid during the period for income taxes	$1,607	$969

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Deferred compensation to be paid in common stock	$564	$519
Purchase price of Hotel Donauwelle	$4,517	$—
Assumption of Erste Bank loan for Hotel Donauwelle	$4,096	$—

See accompanying notes to consolidated interim financial statements.

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(All monetary figures in thousands, except for exchange rate, share and per share data)

1.Basis of Presentation and Consolidation.

The accompanying unaudited consolidated interim financial statements of Trans World Corporation and Subsidiaries (collectively, the “Company,” “TWC,” “we,” “our” or “us”) as of September 30, 2017 and December 31, 2016 and for the nine and three months ended September 30, 2017 and 2016 are presented in conformity with generally accepted accounting principles in the United States of America (“US GAAP” or “GAAP”), and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”) and Regulation S-X.  Pursuant to these instructions, certain financial information and footnote disclosures normally included in such consolidated financial statements have been condensed or omitted.  In presenting the consolidated interim financial statements, management makes estimates and assumptions that affect the amounts reported and related disclosures.  Estimates by their nature are based on judgment and available information.  Accordingly, actual results could differ from those estimates.  All intercompany balances and transactions have been eliminated in consolidation.

These unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the nine months ended September 30, 2017 are not necessarily indicative of the results that may occur for the year ending December 31, 2017.

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

The Company owns and operates three casinos in Czechia, all under the registered brand American Chance Casinos (“ACC”). The Ceska casino (“Ceska”), located in the town of Ceska Kubice, in the western part of Czechia, close to the German border, currently has 14 gaming tables and 118 slot machines. The Route 55 casino (“Route 55”), located in Dolni Dvoriste, in the southern part of Czechia, close to the Austrian border, currently has 23 gaming tables and 190 slot machines. The Route 59 casino (“Route 59”) is located in Hate, near Znojmo, also in the southern part of Czechia, close to the Austrian border, and currently has 25 gaming tables and 214 slot machines.

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

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(All monetary figures in thousands, except for exchange rate, share and per share data)

TWC also owns and operates three German hotels and one Austrian hotel, which comprise the Company’s hotel segment.  The Hotel Columbus, a four-star 117-room hotel (the “Hotel Columbus”) is located in Seligenstadt, near Frankfurt, Germany. The Hotel Columbus features five meeting rooms, a restaurant and separate breakfast room, each with its own kitchen, two bars, a 32-space parking garage and 43 surface lot parking places, including a satellite parking area located across the street from the Hotel.  The second hotel, Hotel Auefeld, is a 93-room four-star hotel with extensive meeting space and recreational amenities located in Hannoversch Münden (“Hann. Münden”), Germany.  The hotel  features three food and beverage outlets, ten meeting rooms, an adjoining 13,000 square foot event hall, and an adjoining tennis complex with four indoor courts, several additional recreation areas, and an independent townhouse comprised of one four-room and one six-room apartment.  The third hotel, Hotel Kranichhöhe, acquired on December 21, 2016, is a 107-room, four-star (upgraded from three-star since June 27, 2017) hotel with extensive meeting space and recreational amenities located in Much, Germany.  The acquisition was accounted for as of December 1, 2016.  The assets acquired included: the hotel building and its contents; three food and beverage outlets; 18 meeting rooms; a wellness center and spa; a fitness center with an indoor swimming pool; an adjoining tennis complex with two indoor courts and two outdoor courts; and a “beach” volleyball court.  (See Note 5 below).

On March 1, 2017, TWC acquired 100% of the shares of Hotel Donauwelle Betriebsgesellschaft M.B.H, which owned a four-star business hotel located in Linz, Austria.  The hotel is situated on the banks of the Danube River in Linz, approximately 35 minutes driving time from our Route 55 Casino.  The assets acquired included the ground lease rights through March 2062 on the plot upon which the hotel building stands, and the building contents.  The hotel features 176 rooms, six meeting/banquet rooms, a 120-seat restaurant, a 40-seat bar, a 100-seat outdoor terrace, and a spa and gym room.  The hotel was under management contract with Steigenberger Hotels AG until September 30, 2017, when the management contract expired.  TWC assumed active management on October 1, 2017 and renamed the hotel the “Hotel Donauwelle” (herein referred to as the “Hotel Donauwelle”).  (See Note 6 below).

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

(b)Revenue Recognition - Casino revenue is defined as the net win from gaming activities, which is the difference between gaming wagers and the amount paid out to wagering patrons, and is recognized on the day it is earned.  Revenues generated from other services or sales of goods, which include room rentals, sales of food, beverage, cigarettes, spa services, and casino logo merchandise, are recognized at the time the related services are performed or goods sold.  Room revenue from the hotel and casino segments represented 20.2% and 7.7% of consolidated total revenue for the three months ended September 30, 2017 and 2016, respectively, and 15.1% and 7.2% for the nine months ended September 30, 2017 and 2016, respectively.  Food and beverage (“F&B”) revenues from the hotel and casino segments represented approximately 12.2% and 5.1% of consolidated total revenue for the three months ended September 30, 2017 and 2016, respectively, and 10.6% and 5.3% of consolidated total revenue for the nine months ended September 30, 2017 and 2016.

(c)Business Acquisitions  Assets acquired and liabilities assumed in business combinations are recorded on the Company’s consolidated balance sheets as of the respective acquisition dates based upon their estimated fair values at such dates.  The results of operations of businesses acquired by the Company have been included in the consolidated statements of income since their respective actual or agreed dates of acquisition.  In certain circumstances, the purchase price allocations may be based upon preliminary estimates and assumptions.  Accordingly, the allocations are subject to revision until the Company receives final information and other analyses during the measurement period which ends a year after the date of acquisition.

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

(e)Earnings per Share - The Company complies with accounting and disclosure requirements regarding earnings per share.  Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share incorporate the dilutive effect of Common Stock equivalents on an average basis during the period.  The Company’s Common Stock equivalents currently include stock options, restricted stock, and deferred compensation stock.  As of September 30, 2017, the Company’s Common Stock equivalents include 665,000 unexercised stock options, 25,000 shares of restricted stock, and 726,107 shares issuable under the Company’s Deferred Compensation Plan.  As of September 30, 2016, the Common Stock equivalents included 665,000 unexercised stock options, 50,000 shares of restricted stock, and 621,733 deferred compensation shares.  These restricted stock, deferred compensation stock, and any “in-the-money” unexercised stock options, for the respective years, were included in the computation of diluted earnings per common share, regardless of vesting.

The Company has not paid dividends on its Common Stock since inception and has no current plans to do so.

A table illustrating the calculation of basic earnings per share and diluted earnings per share, based on the treasury stock method, is presented below:

	For the Nine Months Ended		For the Three Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Basic earnings per share:
Net income	$2,924	$4,525	$145	$1,911

Weighted average common shares	8,872,509	8,833,938	8,879,011	8,843,685

Basic earnings per share	$0.33	$0.51	$0.02	$0.22

Diluted earnings per share:
Net income	$2,924	$4,525	$145	$1,911

Weighted average common shares	8,872,509	8,833,938	8,879,011	8,843,685

Addition due to the effect of dilutive securities using the treasury stock method:
Stock options	288,606	10,177	260,576	46,638
Stock issuable under the Deferred Compensation Plan	726,107	621,733	726,107	621,733

Dilutive potential common shares	9,887,222	9,465,848	9,865,694	9,512,056

Diluted earnings per share	$0.30	$0.48	$0.01	$0.20

(f)Goodwill - Goodwill represents the excess of the cost of the Company’s subsidiaries over the fair value of their net assets at the date of acquisition.  In Czechia, this consisted of the Ceska casino and a parcel of land in Hate (upon a portion of which the Route 59 Casino and Hotel Savannah are situated). In Germany, it consists of the Hotel Auefeld.  Goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. Goodwill impairment tests require the Company to first assess qualitative factors, which include macroeconomic conditions, financial performance, and industry and market considerations, to determine whether it is necessary to

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(All monetary figures in thousands, except for exchange rate, share and per share data)

perform a two-step quantitative goodwill impairment test.  TWC assesses the potential impairment of goodwill annually (as of September 30th) and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Upon completion of such review, if impairment is found to have occurred, a corresponding charge to earnings will be recorded. TWC allocates its Czech goodwill over two geographical reporting units, which are components of the casino segment, and are classified as the “Pilsen reporting unit” (“PRU”), which consists of the Ceska casino, and the “South Moravia reporting unit” (“SMRU”), which consists of the land in Hate. The German goodwill is derived from the Hotel Auefeld, and is represented by the “Lower Saxony reporting unit” (“LSRU”).  There were no indicators of impairment present during the third quarter of 2017 for the Czech reporting units, nor for the Hotel Auefeld; therefore, TWC determined that there was no impairment of goodwill at September 30, 2017.

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

(g)Property and Equipment - Property and equipment is stated at cost less accumulated depreciation and amortization.  TWC capitalizes the cost of improvements that extend the life of the asset and expenses maintenance and repair costs as incurred.  The Company provides for depreciation and amortization using the straight-line method over the following estimated useful lives:

Asset	Estimated Useful Life

Buildings	30-50 years
Leasehold improvements	5-20 years
Furniture, fixtures and other equipment	4-10 years

At September 30, 2017 and December 31, 2016, property and equipment consisted of the following:

	As of	As of
	September 30, 2017	December 31, 2016
	(Unaudited)

Land	$5,215	$4,576
Buildings and leasehold improvements	52,096	37,580
Furniture, fixtures and other equipment	21,328	13,295
	78,639	55,451
Less accumulated depreciation and amortization	(17,845)	(13,927)

	$60,794	$41,524

(h)Impairment of Long-lived Assets - The Company periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may be recoverable.  If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived assets, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists.  If an asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value. An estimate of the asset’s fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. The Company reports an asset to be disposed of at the lower of its carrying value or its estimated net realizable market value.  There were no indicators of impairment for long-lived assets for the nine months ending September 30, 2017 and 2016.

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

The impact of foreign currency translation on goodwill is presented below:

	Goodwill									Total
(Unaudited)	Casino Segment						Hotel Segment
	Pilsen			South-Moravia			Lower Saxony
As of September 30, 2017 (in thousands, except FX)	reporting unit			reporting unit			reporting unit

Balance in USD ($)		$3,042	(1)		$537	(1)		$131			$3,710
Balance in EUR (€)								€119			€119
Foreign Exchange Rate ("FX") ($ to Kč or € to Kč)		33.883			33.883			27.245
Balance in CZK (Kč)	Kč	103,072	(2)	Kč	18,195	(2)	Kč	3,242	(3)	Kč	124,509
Applicable FX(4)		22.003			22.003			22.003
Balance as of September 30, 2017		$4,685			$827			$147			$5,659
Net cumulative change to goodwill due to foreign currency translation		$1,643			$290			$16			$1,949

(1)

Goodwill was amortized over 15 years until the Company started to comply with revised GAAP requirements, as of January 1, 2002. This balance represents the remaining, unamortized goodwill, after an impairment charge was taken prior to January 1, 2003.

(2)	USD residual balance translated to CZK at September 30, 1998, the date of acquisition of such assets, with the date of acquisition CZK to USD FX rate of 33.883.
(3)	EUR balance translated to CZK at June 1, 2015, the date of acquisition of the Hotel Auefeld, with the date of acquisition EUR to CZK FX rate of 27.245.
(4)	Czech central bank foreign exchange rates at September 30, 2017, taken from www.cnb.cz.

(j)Stock-based Compensation - The Company accounts for stock options using the modified prospective method in accordance with accounting and disclosure requirements for stock compensation.  Under this method, compensation costs include the estimated grant date fair value of the awards amortized over the options’ vesting period.  The Company currently utilizes the Black-Scholes option pricing model to measure the fair value of stock options granted to certain key management employees (“KME”s).  Stock-based compensation was approximately $51 and $117 for the three months ended September 30, 2017 and 2016, respectively, and $152 and $200 for the nine months ended September 30, 2017 and 2016, respectively.  These costs were included in selling, general and administrative expenses in the consolidated statements of income.

(k)Comprehensive Income – The Company complies with requirements for reporting comprehensive income.  Those requirements establish rules for reporting and display of comprehensive income and loss and their components.  Except for the Company’s change in the foreign currency translation adjustments to be included in other comprehensive income, there were no other components of the Company’s comprehensive income for the nine and three months ended September 30, 2017 and 2016.

(l)Czech Gaming Taxes – On June 7, 2016, the President of Czechia signed the 2017 Gambling Act (186/2016 Coll.) (the “Gambling Act”) and the 2017 Gambling Tax Act (187/2016 Coll.) (the “2017 Gambling Tax Act”) (collectively referred to as the “Gambling Acts”).  The Gambling Acts became law on June 15, 2016, when they were published in the official Collection of Laws, maintained by the Czech Ministry of the Interior.  The 2017 Gambling Tax Act, which took effect on January 1, 2017, raised the gaming tax rate on technical game (i.e. slot machine or electromechanical roulette or dice) revenues to the greater of a “minimum tax” or 35%, and eliminated the per diem fixed fee of Kč 80 (approximately $3.64) on each slot machine.  This new “minimum tax” on technical games is equal to the product of:  (x) the sum of all gambling positions of individual approved terminal devices (such as slot machines, electromechanical roulette and dice machines) permitted for the location of the gambling premises, times (y) Kč 9,200 (approximately $418).  Therefore, if the aggregate tax amount collected from the 35% gaming tax on technical game revenues is lower than the computed “minimum tax,” then the casino operator must pay the “minimum tax” and not the

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(All monetary figures in thousands, except for exchange rate, share and per share data)

aggregate tax amount collected from the 35% gaming tax.  Otherwise, if the aggregate tax amount collected from the 35% gaming tax on technical game revenues is greater than the computed “minimum tax,” then the casino operator need only pay the aggregate tax amount collected from the 35% gaming tax and not the “minimum tax.”  The gaming tax rate on live game (i.e. cards, roulette or dice) revenues remained unchanged at 23%.  Further, the 2017 Gambling Tax Act modified the tax revenue allocation between the federal government and local municipalities.  A summary table of the 2017 Gambling Tax Act is shown below.  The gaming taxes are summarized in the following tables (all monetary figures in the immediate three tables below are in actual amounts, not in thousands):

2017 Gambling Tax Act
(in actual amounts)	(Effective from January 1, 2017)
Live Games	23% gaming tax on revenue earned from live games (70% of tax allocated to the federal government; 30% of tax allocated to the local municipality).

Slot and other technical games

The greater of either: (a) the aggregate amount collected from a 35% gaming tax on revenue earned from slot and other technical games (35% of tax allocated to the federal government; 65% of tax allocated to the local municipality), or (b) a "minimum tax," calculated as the product of the sum of all gambling positions of individual approved terminal devices referred to in the permit for the location of the gambling premises times Kč 9,200 (approximately $418).

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

Slots

28% gaming tax on revenue earned from slot games (20% of tax allocated to the federal government; 80% of tax allocated to the local municipality); and a per diem fixed fee of Kč 80 (approximately $3.64) per slot machine (allocated to the federal government).

Net Income	19% corporate income tax on adjusted net income earned in the Czech Republic, net of exemptions (allocated to the federal government).

Gaming taxes are required by law to be paid quarterly, by the 25th day following the end of a quarter.  TWC was current on all of its Czech gaming tax payments at September 30, 2017 and through the date of this report.

TWC’s gaming-related taxes and fees, which are recognized in cost of revenues, for the nine and three months ended September 30, 2017 and 2016, are summarized in the following table:

(amounts in thousands)	For the Nine Months Ended		For the Three Months Ended
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Gaming revenues (excluding ancillary revenues)	$29,149	$32,742	$8,015	$11,100

Gaming taxes and fees	9,178	9,016	2,457	3,063
Gaming taxes and fees as % of above gaming revenues	31.5%	27.5%	30.7%	27.6%

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(All monetary figures in thousands, except for exchange rate, share and per share data)

In conformity with the European Union (“EU”) taxation legislation, Czechia’s value added tax (“VAT”) has gradually increased from 5%, when that country joined the EU in 2004, to 21%, the effective rate since 2013. Unlike in other industries, VATs are not recoverable for gaming operations. The recoverable VAT under the Company’s hotel segment was not material for the nine months ended September 30, 2017 and 2016, respectively.

The 2017 Gambling Act introduced many new changes, requirements and conditions, some taking effect on the date of enactment, some on January 1, 2017 and certain provisions taking effect upon the renewal of the casino operator’s gambling licenses.  TWC’s 10-year federal gambling license expires in September 2018, and its one-year slot operating license expires at the end of 2017, the timing of which required the Company to reapply for both  gambling licenses under the new legislation.  Therefore, TWC took all the proper measures to conform to the underlying requirements for each basic gambling license, one to cover live games and the other to cover technical games (e.g. slots), when TWC submitted its renewal applications to the Czech Ministry of Finance’s (“MOF”) on June 23, 2017.  Upon receipt of its new gambling license, TWC will submit operating license applications to the respective municipalities in which it has casino operations.  The Company is also awaiting the MOF’s final interpretation of these new measures, some of which were clarified in August 2016.  The notable changes and requirements are summarized in the section, “New Gambling Acts and their Impact” in Item 2. “Management Discussion and Analysis of Financial Condition and Results of Operations” and in Part II. Item 1A “Risk Factors,” below.

(m)Income Taxes – The Company complies with accounting and reporting requirements with respect to accounting for U.S. federal and foreign income taxes, which require an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed for differences between the financial statement and the tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.  In accordance with US GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets.  This policy also provides guidance on thresholds, measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different entities.  The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of and for the nine and three months ended September 30, 2017 and 2016. However, management’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Company is subject to income tax examinations by major taxing authorities for all tax years since 2013.

The Company incurred an estimated foreign income tax expense of $850 and $1,969 for the nine months ended September 30, 2017 and 2016, respectively.  There were no income tax liabilities from the hotel segment, due to an aggregate net loss in that segment.  TWC does not anticipate any U.S. income tax liability for 2017.

Czechia has an applicable corporate income tax of 19%, while Germany and Austria have an applicable corporate income tax rates of 30% and 25%, respectively.  Estimated Czech and German corporate income tax payments are required to be paid quarterly.  TWC was current on all of its tax reporting and payments at September 30, 2017 and through the date of this report.

(n)Recent Accounting Pronouncements  In May 2014, the FASB issued guidance on recognizing revenue from contracts with customers. The guidance clarifies the principles for recognizing revenue and establishes a common revenue standard for US GAAP and International Financial Reporting Standards. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The standards permit retrospective application using either of the following methodologies: (i) restatement of each prior reporting period presented or (ii) recognition of a cumulative-effect adjustment as of the date of initial application.  The Company plans

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(All monetary figures in thousands, except for exchange rate, share and per share data)

to adopt the new revenue standards effective January 1, 2018 by recognizing the cumulative effect of initially applying the new standard as an adjustment to the opening balance of equity. The Company continues to analyze the impact that the new standard will have on the Company’s consolidated financial statements, including results of operations, cash flows and related disclosures.  Currently, the presentation of hotel revenues are presented on a net basis within related revenue categories and are only recognized upon fulfillment of guest stays and/or consumption of goods and services. Therefore, this is not expected to have a material impact on the Company’s consolidated financial statements or results of operations.

In February 2016, the FASB issued updated guidance to increase transparency and comparability among organizations by reporting lease assets and lease liabilities, both finance (capital) and operating leases, on the balance sheet and disclosing key information about leasing arrangements.  Both finance and operating leases will result in the lessee recognizing a right-of-use asset and corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of use asset and, for operating leases, the lessee would recognize a straight-line lease expense.  For public companies, the updated guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018 (including interim periods within those fiscal years).  Early adoption is permitted.  The Company has not adopted this guidance for 2017 and is currently evaluating the impact of adopting this standard. The adoption of this standard would require the Company to report its leases on slot machines, land and commercial space in assets and liabilities of its consolidated balance sheets.  The changes to the Company’s consolidated balance sheet may be material.

In March 2016, the FASB issued updated guidance, as part of its Simplification Initiative, which covers several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public business entities, the amendments in this updated guidance are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period.  The adoption of this guidance in 2017 did not have a material impact and is reflected in the Company’s consolidated financial statements.

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

In January 2017, the FASB issued updated guidance (the “Update”) to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation.  Under the current implementation guidance, there are three elements of a business—inputs, processes, and outputs. While an integrated set of assets and activities (collectively referred to as a “set”) that is a business usually has outputs, outputs are not required to be present. In addition, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(All monetary figures in thousands, except for exchange rate, share and per share data)

continue to produce outputs, for example, by integrating the acquired set with their own inputs and processes. The amendments in this Update provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in this Update: (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output, and (2) remove the evaluation of whether a market participant could replace missing elements. The updated guidance provides a framework to assist entities in evaluating whether both an input and a substantive process are present. The framework includes two sets of criteria to consider that depend on whether a set has outputs. Although outputs are not required for a set to be a business, outputs generally are a key element of a business; therefore, the FASB has developed more stringent criteria for sets without outputs. Lastly, the updated guidance narrows the definition of the term “output” so that the term is consistent with how outputs are described in other guidance regarding revenue from contracts with customers.  Public business entities should apply the amendments in this Update to annual periods beginning after December 15, 2017, including interim periods within those periods.  Early adoption is available.  This updated guidance should be applied prospectively on or after the effective date. No disclosures are required at transition.  The Company will assess future business acquisitions, which may result in accounting for an acquisition as an asset purchase.  There are no acquisitions for this quarter.

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

4.Commitments and Contingencies.

Lease Obligations - The Company is obligated under one operating lease, averaging approximately $101 per year, with a 2.0% annual rent escalation, for its U.S. corporate office space, expiring in March 2020. Additionally, TWC is also obligated to pay three ground leases: (i) a remaining 67-year ground lease, ending March 2084, in connection with the Hotel Auefeld, that has an annual lease payment of €26, or approximately $31; (ii) a 45-year ground lease ending March 2062, in connection with recently acquired Hotel Donauwelle, that has an annual lease payment of €184, or approximately $217; and (iii) an indefinite-term ground lease for a parcel of land, 50% shared with the federal government of CZ, for an annual payment of Kč 289, or approximately $13, each October.  TWC is also obligated under several employee housing leases, aggregating approximately Kč 1,260, or approximately $57, per year, that can be

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(All monetary figures in thousands, except for exchange rate, share and per share data)

terminated with a prior six-month notice.  Future aggregate minimum annual rental payments under these leases for the next five years are as follows:

Twelve Months Ending September 30,	(Unaudited)
2018	$425
2019	$373
2020	$302
2021	$281
2022	$286

The Company is also obligated under a number of five-year, video slot machine equipment operating leases, the projected costs of which are not included in the table above due to fluctuating inventory, expiring over staggered years, which provide for a monthly fixed rental fee per slot machine, and an option for replacement with different/newer machines during the term of the lease.  In the third quarter of 2017, the Company’s slot machine equipment lease expense was $840 versus $615 in the comparable quarter in 2016, and $2,150 and $1,836 for the nine months ended September 30, 2017 and 2016, respectively.  All slot leases can be terminated at any time, subject to an early-termination penalty equal to three months of lease payments for each terminated slot machine lease.

Employment Agreements - The Company’s employment agreement with its Chief Executive Officer (“CEO”), Mr. Rami S. Ramadan renewed automatically on September 30, 2016 for another calendar year, ending on December 31, 2017, and as of the date of this report, renewed automatically in 2017 for another calendar year, currently ending December 31, 2018.  There were no intervention of either party by September 30th of 2016 and 2017.  In addition to a perpetually renewable employment term of one year absent the intervention of either party, the agreement provides for annual compensation, plus participation in the Company’s benefits programs and equity incentive plans.  Annual compensation of $450 will be paid in 2017 and in 2018, pursuant to the evergreen renewal terms of said employment agreement, excluding any bonus awards that may be earned in 2017 but payable in 2018 or may be or have been granted in 2017 at the discretion of TWC’s Board of Directors (the “Board”), and similarly for 2018.  As of September 30, 2017, the Company is contractually obligated to pay an aggregate of approximately $563, which represents the annual base salary for the remaining three months of 2017 and the annual base salary for the year 2018.

On November 11, 2014, the Board of Director’s Compensation Committee approved an amendment (the “Amendment”) to the Amended and Restated Employment Agreement dated November 18, 2008 for Mr. Ramadan. The Amendment provides that if, within 120 days prior to, or twenty-four months after a Change of Control (as defined in the Employment Agreement), (i) Mr. Ramadan is terminated by the Company other than for cause (and not due to his death or disability), or (ii) he provides the Company with written notice of his Voluntary Termination for Good Reason (as defined in the Employment Agreement), or (iii) he is in the employ of the Company on the closing date of a Change in Control of the Company, then the Company will pay to him:  (A) an amount equal to two times his Base Salary (as defined in the Employment Agreement) as of the date of termination; and, (B) any accrued but unpaid (1) base salary; (2) sick pay; (3) vacation pay; and (4) health insurance benefits as described in the Employment Agreement for the period ending on the earlier of: (x) the date Mr. Ramadan obtains subsequent employment where medical insurance coverage is available to him, or (y) two years after the date of termination or Change in Control, as applicable. If the above benefits are paid to him as a result of (iii) above, they cannot be paid to him again as a result of either (i) or (ii), above, for the same Change in Control event. The Amendment also includes a description of what actions TWC and Mr. Ramadan will take in the event that the aggregate payment or benefits to be paid to him as described above are deemed by the Internal Revenue Service to be “excess parachute payments” under Section 280G of the Internal Revenue Code of 1986, as amended (“Internal Revenue Code”).  On June 8, 2017, the stockholders of the Company, at the Annual Meeting of Stockholders, in an advisory vote, approved the compensation of the CEO, including compensation for him upon a change of control.

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

The 2014 Equity Plan provides the Compensation Committee with the discretion to grant to any participant annually any awards not to exceed 200,000 shares of Common Stock and/or any restricted stock or restricted stock units that are not subject to the achievement of a performance target or targets covering more than an aggregate of 150,000 shares.  The plan was amended by stockholder vote on June 2, 2016 to increase the number of shares of the Company’s Common Stock that are available for awards that may be granted under that plan, from 660,750 to 910,750, of which 245,750 remained available for issuance as of September 30, 2017.  Additionally, option awards will be available for grants to the executive officers and non-employee directors as well as other key employees, except that non-employee directors are eligible to receive only awards of non-qualified stock options.

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

2017 Profit Sharing Plan  The 2017 Profit Sharing Plan (the “PSP”) was recommended by the Compensation Committee of the Board and approved by the Board of Directors on March 17, 2017.  The PSP permits eligible KMEs to share in the pre-tax profits of the Company.  The profit sharing plan provides for an incentive payout, the pool amount of which is based on 12.5% of the Company’s earned consolidated annual income before taxes.  This pool is to be distributed according to the percentage of each KME’s annual salary as a ratio to the total of all salaries of participating KMEs. TWC accrued $0 and $815 for the nine months ended September 30, 2017 and 2016, respectively, toward the PSP pool. Each KME is required, pursuant to the terms of the PSP, to defer 50% of his or her annual profit sharing award, if attained, into the Deferred Compensation Plan.

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

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(All monetary figures in thousands, except for exchange rate, share and per share data)

The Company adopted the Deferred Plan with the intention that it shall at all times be characterized as a “top hat” plan of deferred compensation maintained for a select group of management, as described under the Employee Retirement Income Security Act of 1974 (“ERISA”) Sections 201(2), 301(a)(3) and 401(a)(1).  The Deferred Plan is required at all times to satisfy Section 409A of the Internal Revenue Code.  Pursuant to a participant’s election, the unfunded Deferred Plan obligations are payable in the form of Common Stock (and cash for fractional shares) upon the earlier of:  (i) a designated, in-service distribution date which must be a minimum of three years from the year of the first deferral; (ii) separation from service; (iii) disability; (iv) change in control of the Company; or (v) death.  A participant’s election form must specify whether the payments will be made by lump sum or by installments, and the number of annual installments (with a minimum of two and a maximum of five installments).  For the nine months ended September 30, 2017 and 2016, approximately $629 and $475 was deferred into the Deferred Plan, respectively.

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

Legal Proceedings - The Company is sometimes subject to various contingencies, the resolutions of which, its management believes, will not have a material adverse effect on the Company’s consolidated financial position or results of operations.  TWC was not involved in any material litigation as of September 30, 2017, or through the date of this filing.

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

The Company accounted for its Hotel Kranichhöhe acquisition under the acquisition method of accounting as indicated in FASB ASC 805, Business Combinations, which requires the acquiring entity in a business combination to recognize the fair value of all assets acquired, liabilities assumed, and establishes the acquisition date as the fair value measurement point. Accordingly, the Company identified and recorded assets acquired and liabilities assumed in this business combination, based on fair value estimates as of the date of acquisition, agreed by the parties to be as of December 1, 2016.  The purchase price allocation process requires an analysis and valuation of acquired assets, which included fixed assets, technologies, customer contracts and relationships, trade names and liabilities assumed, including contractual commitments and legal contingencies.  Based on an asset evaluation performed by an independent, certified appraiser, the Company determined that there was no material fair value in the technologies, customer contracts and relationships, and trade names in the acquisition of the Hotel Kranichhöhe and that the acquisition was considered a “bargain purchase,” for which the fair value of the net assets acquired exceeded the price paid for the acquisition.  Thus, the excess value of €117, or approximately $124, was recognized as a gain in Other Income in the Company’s consolidated statement of operations for the year ended December 31, 2016. ASC 805 also requires that prior to recognizing the gain, the acquirer must reassess whether it has correctly identified all of the assets acquired and liabilities assumed and recognize any additional assets or liabilities that result from that review. TWC has reviewed the measurement procedures used in valuing the assets acquired and liabilities assumed and determined that all assets and liabilities have been correctly identified and recognized.

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

6. Acquisition and Purchase Price Allocation – Hotel Donauwelle, Austria.

On March 1, 2017, TWC acquired 100% of the shares of Hotel Donauwelle Betriebsgesellschaft M.B.H (legally renamed as “Trans World Hotels Austria” (“TWHA”), which owned a four-star business hotel, Steigenberger Hotel (i.e., the Hotel Donauwelle), located in Linz, Austria.  The hotel is situated on the banks of the Danube River in Linz, approximately 35 minutes driving time from our Route 55 Casino.  The hotel was operating under a contractual management agreement with the Steigenberger Hotels AG, which expired on September 30, 2017 and was not renewed.  Subsequently, TWC assumed active management and renamed the hotel the “Hotel Donauwelle.”  The assets acquired include the ground lease rights through March 2062 on the plot upon which the hotel building stands, and the building contents.  The hotel features

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(All monetary figures in thousands, except for exchange rate, share and per share data)

176 rooms, six meeting/banquet rooms, a 120-seat restaurant, a 40-seat bar, a 100-seat outdoor terrace, and a spa and gym room.  At the date of the acquisition, the total acquisition cost was €4,431, or $4,741, inclusive of the €4,263, or $4,517, purchase price.  TWC paid cash of €368, or $390, and had a 10% contingency payable to the seller of €29, or $31 upon the post-closing settlement based on the finalized and approved financial statements of February 28, 2017.  The post-closing settlement was in TWC’s favor, with a payment of €75, or approximately $89, made by the seller.  The balance of the purchase price was financed through the assumption of an existing 5-year amortizing bank loan in the amount of €3,866, or $4,096, from Erste Bank, Austria, with a fixed-interest rate of 2.95%, payable quarterly, maturing on December 31, 2021, pursuant to which the €1,966, or $2,083, remaining balance will be either paid off or financed.  There was no relationship between the Company or their respective directors or officers, or any affiliate or associate thereof, and the seller of this property in this transaction.

The Company accounted for its Hotel Donauwelle acquisition under the acquisition method of accounting as indicated in FASB ASC 805, Business Combinations, which requires the acquiring entity in a business combination to recognize the fair value of all assets acquired, liabilities assumed, and establishes the acquisition date as the fair value measurement point. Accordingly, the Company identified and recorded assets acquired and liabilities assumed in this business combination, based on fair value estimates as of the date of acquisition, March 1, 2017.  The purchase price allocation process requires an analysis and valuation of acquired assets, which included fixed assets, technologies, customer contracts and relationships, trade names and liabilities assumed, including contractual commitments and legal contingencies.  Based on an asset evaluation performed by an independent, certified appraiser, the Company determined that there was no material fair values in the technologies, customer contracts and relationships and trade names in the acquisition of the Hotel Donauwelle and that the acquisition was considered a “bargain purchase,” for which the fair value of the net assets acquired exceeded the price paid for the acquisition.  Thus, the excess value of €758, or approximately $803, was recognized as a gain in Other income in the Company’s consolidated income statement for the nine months ended September 30, 2017.  ASC 805 also requires that prior to recognizing the gain, the acquirer must reassess whether it has correctly identified all of the assets acquired and liabilities assumed and recognize any additional assets or liabilities that result from that review.  TWC has reviewed the measurement procedures used in valuing the assets acquired and liabilities assumed and determined that all assets and liabilities have been correctly identified and recognized.

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(All monetary figures in thousands, except for exchange rate, share and per share data)

Thus, the Company allocated the final fair value of all acquired assets, before depreciation, as follows:

	Final Fair	Final Fair
	Value at	Value at
	Acquisition Date	Acquisition Date
Purchase Price Allocation	in €	in $
	(Unaudited)	(Unaudited)
Cash	€368	$390
Due to seller (10% contingency)	29	31
Erste Bank Loan	3,866	4,096
Total purchase price consideration	4,263	4,517
Gain on bargain purchase	758	803
Total	€5,021	$5,320

Fair value amounts assigned to assets and liabilities acquired:
Buildings	€6,905	$7,315
Property & equipment	654	693
Intangibles	5	5
Financial assets	1	1
Current assets	589	625
Short-term liabilities (including current portion of unfavorable lease liability)	(608)	(644)
Long-term liabilities (unfavorable lease liability)	(2,525)	(2,675)
Fair value estimate of assets and liabilities acquired	€5,021	$5,320

The following unaudited pro forma results of operations for the nine months ended September 30, 2017 and the twelve months ended December 31, 2016 presented are provided for illustrative purposes only and assume the acquisition occurred as of January 1, 2016 and do not assume any cost savings from TWC’s management of the operations. The unaudited pro forma financial results do not purport to be indicative of the results of operations for future periods or the results that actually would have been realized had TWC operated the Hotel Donauwelle during these periods. The unaudited pro forma results are presented in thousands, except share and per share information.

	Nine Months Ended	Twelve Months Ended
	September 30, 2017	December 31, 2016
	(Unaudited)	(Unaudited)

REVENUES	$42,102	$57,929

NET INCOME	$3,129	$7,111

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	8,872,509	8,838,984
Diluted	9,887,222	9,498,578

EARNINGS PER COMMON SHARE:
Basic	$0.35	$0.80
Diluted	$0.32	$0.75

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(All monetary figures in thousands, except for exchange rate, share and per share data)

7.Segment Information.

The Company recognizes two reporting segments (a casino segment and a hotel segment) and corporate (which, for accounting purposes, is not considered to be a separate “segment”).  The casino segment is entirely in Czechia, while the hotel segment is comprised of three hotels in Germany and one hotel in Austria. There are no internal transactions between our reporting segments. The Hotel Columbus, Hotel Auefeld, Hotel Kranichhöhe and Hotel Donauwelle are reported under the hotel segment and the Hotel Savannah and Spa, as part of the Route 59 Complex, is reported under the casino segment.

Below is a presentation of the reporting segments:

	Three Months Ended September 30, 2017				Three Months Ended September 30, 2016
Operations by Segment (Unaudited)	Casino	Hotel	Corporate	Consolidated	Casino	Hotel	Corporate	Consolidated

Total revenues	$8,970	$3,631	$—	$12,601	$11,968	$1,191	$—	$13,159
Costs and expenses:
Cost of revenues	(5,930)	(2,165)		(8,095)	(6,360)	(642)		(7,002)
Depreciation and amortization	(302)	(257)	(3)	(562)	(332)	(169)	(3)	(504)
Selling, general and administrative	(1,867)	(1,098)	(662)	(3,627)	(1,634)	(329)	(1,066)	(3,029)
Interest expense		(114)		(114)		(60)		(60)
Total costs and expenses	(8,099)	(3,634)	(665)	(12,398)	(8,326)	(1,200)	(1,069)	(10,595)
Income (loss) before income taxes	871	(3)	(665)	203	3,642	(9)	(1,069)	2,564
Income tax expense	(58)			(58)	(653)			(653)
Net income (loss)	$813	$(3)	$(665)	$145	$2,989	$(9)	$(1,069)	$1,911

	Nine Months Ended September 30, 2017				Nine Months Ended September 30, 2016
Operations by Segment (Unaudited)	Casino	Hotel	Corporate	Consolidated	Casino	Hotel	Corporate	Consolidated

Total revenues	$31,597	$9,621	$—	$41,218	$35,244	$3,517	$—	$38,761
Costs and expenses:
Cost of revenues	(19,216)	(5,764)		(24,980)	(18,991)	(1,906)		(20,897)
Depreciation and amortization	(903)	(822)	(8)	(1,733)	(992)	(688)	(10)	(1,690)
Selling, general and administrative	(5,485)	(2,988)	(2,755)	(11,228)	(5,097)	(958)	(3,440)	(9,495)
Interest expense		(306)		(306)	(2)	(183)		(185)
Other income		803		803
Total costs and expenses	(25,604)	(9,077)	(2,763)	(37,444)	(25,082)	(3,735)	(3,450)	(32,267)
Income (loss) before income taxes	5,993	544	(2,763)	3,774	10,162	(218)	(3,450)	6,494
Income tax expense	(850)			(850)	(1,969)			(1,969)
Net income (loss)	$5,143	$544	$(2,763)	$2,924	$8,193	$(218)	$(3,450)	$4,525

Selected Balance Sheet	At September 30, 2017				At December 31, 2016
Data by Segment (Unaudited)	Casino	Hotel	Corporate	Consolidated	Casino	Hotel	Corporate	Consolidated

Property and equipment, net	$31,418	$28,516	$860	$60,794	$23,550	$17,226	$748	$41,524
Goodwill	5,512	147		5,659	4,730	127		4,857
Other assets, excluding property and equipment and goodwill	8,977	5,704	1,112	15,793	12,781	6,057	885	19,723
Total assets	$45,907	$34,367	$1,972	$82,246	$41,061	$23,410	$1,633	$66,104

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

In Germany, TWC owns and operates three hotels.  The Hotel Columbus, a four-star 117-room hotel, is located in Seligenstadt, Germany, near Frankfurt.  The Hotel Columbus has six hotel competitors in the Seligenstadt area and surrounding region that it serves, four of which are privately-owned and two of which are part of German hotel chains.   The second hotel, Hotel Auefeld, is a four-star 93-room hotel, with extensive meeting space and recreational amenities located in Hannoversch Münden (“Hann. Münden”), Germany.  The Hotel Auefeld is the largest hotel in Hann. Münden and no major hotel chains are represented in our market.  However, Hotel Auefeld does compete with eight smaller, privately-owned hotels in the Hann. Münden area.  The Hotel Kranichhöhe, a 107-room, four-star (upgraded on June 27, 2017) hotel with extensive meeting space and recreational amenities, is located in Much, Germany.  The hotel features three food and beverage outlets; 18 meeting rooms; a wellness center and spa; a fitness center with an indoor swimming pool; an adjoining tennis complex with two indoor courts and two outdoor courts; and a “beach” volleyball court.  Hotel Kranichhöhe is located approximately two hours driving time from the Company’s Hotel Columbus in Seligenstadt, near Frankfurt, and three hours driving time from its Hotel Auefeld in Hann. Münden.  We intend to invest approximately $1.6 million in 2017 to update and partially renovate the Hotel Kranichhöhe, with the objective of upgrading it to a four-star hotel.  The two-part room renovation work began in April 2017, with 77 of the rooms completed in August 2017 and the remaining rooms to be completed next summer.  Hotel Kranichöhe has four competitor hotels in its region.

On March 1, 2017, TWC acquired Hotel Donauwelle, a four-star business hotel located in Linz, Austria.  The hotel is situated on the banks of the Danube River, approximately 35 minutes driving time from our Route 55 Casino.  The assets acquired include the hotel, the ground lease rights through March 2062 to the land upon which the hotel building stands, and the building contents.  TWC was able to negotiate favorable acquisition and financing terms for the purchase of the hotel due to the intervention of the secured lender, Erste Bank, who required the owners to sell.  As a condition to allowing us to acquire the property, TWC was required to invest a minimum of €2.5 million (50% of which has been escrowed with the lender) to renovate the hotel within the first twelve months after acquisition, an action that we had previously determined to be necessary to make the property competitive in the marketplace.  The first of a two-part room renovation was completed in August 2017, with 88 remaining rooms to be completed in January through February 2018, during its low season.  The Company accounted for its Hotel Donauwelle acquisition under the acquisition method of accounting as indicated in FASB ASC 805, Business Combinations, which requires the acquiring entity in a business combination to recognize the fair value of all assets acquired, liabilities assumed, and establishes the acquisition date as the fair value measurement point. Accordingly, the Company identified and recorded assets acquired and liabilities assumed in this business combination, based on fair value estimates as of the date of acquisition, March 1, 2017.  Based on an asset evaluation performed by an independent, certified appraiser, the Company determined that there was no material fair values in the technologies, customer contracts and relationships and trade names in the acquisition of the Hotel Donauwelle and that the acquisition was considered a “bargain purchase,” for which the fair value of the net assets acquired exceeded the price paid for the acquisition.  Thus, the excess value of €758,000, or approximately $803,000, was recognized as a gain in Other Income in the Company’s consolidated income statement for the nine months ended September 30, 2017.  ASC 805 also requires that prior to recognizing the gain, the acquirer must reassess whether it has correctly identified all of the assets acquired and liabilities assumed and recognize any additional assets or liabilities that result from that review.  TWC has reviewed the measurement procedures used in valuing the assets acquired and liabilities assumed and determined that all assets and liabilities have been correctly identified and recognized. (See also Footnote 6 of the Notes to the Consolidated Interim Financial Statements (Unaudited)).  Hotel Donauwelle has six hotel chain competitors in its market.

New Gambling Acts and their Impact

On June 7, 2016, the President of Czechia signed the 2017 Gambling Act (186/2016 Coll.) (the “Gambling Act”) and the 2017 Gambling Tax Act (187/2016 Coll.) (the “2017 Gambling Tax Act”) (collectively referred to as the “Gambling Acts”).  The Gambling Acts became law on June 15, 2016, when they were published in the official Collection of Laws, maintained by the Czech Ministry of the Interior.  The 2017 Gambling Tax Act, which took effect on January 1, 2017, raised the gaming tax rate on technical games (i.e. slot machine or electromechanical roulette or dice) revenues to a “minimum tax,” raised the tax rate from 28% to 35%, and eliminated the per diem fixed fee of Kč 80 (approximately $3.64) on each slot machine.  The 2017 Gambling Tax Act introduced a “minimum tax” on technical games which amounts to the product of the sum of all gambling positions of individual approved terminal devices (such as slot machines, electromechanical roulette and dice machines) and referred to in the permit for the location of the gambling premises and the amount of Kč 9,200 (approximately $418).  Therefore, if the aggregate tax amount collected from the 35% gaming tax on technical game revenues is lower than the computed “minimum tax,” then the casino operator must pay the “minimum tax” and not the aggregate tax amount collected from the 35% gaming tax.  Otherwise, if the aggregate tax amount collected from the 35% gaming tax on technical game revenues is greater than the computed “minimum tax,” then the casino operator need only pay the aggregate tax amount collected from the 35% gaming tax and not the “minimum tax.”  The gaming tax rate on live game (i.e. cards, roulette or dice) revenues remained unchanged at 23%.  Further, the 2017 Gambling Tax Act modified the tax revenue allocation between the federal government and local municipalities.  A summary table of the 2017 Gambling Tax Act is shown below:

2017 Gambling Tax Act
(in actual amounts)	(Effective from January 1, 2017)
Live Games	23% gaming tax on revenue earned from live games (70% of tax allocated to the federal government; 30% of tax allocated to the local municipality).

Slot and other technical games

The greater of either: (a) the aggregate amount collected from a 35% gaming tax on revenue earned from slot and other technical games (35% of tax allocated to the federal government; 65% of tax allocated to the local municipality), or (b) a "minimum tax," calculated as the product of the sum of all gambling positions of individual approved terminal devices referred to in the permit for the location of the gambling premises times Kč 9,200 (approximately $418).

The 2017 Gambling Act introduces many new changes, requirements and conditions, that take effect at various times, some taking effect on the date of enactment, some on January 1, 2017 and certain provisions taking effect upon the renewal of the casino operator’s gambling licenses.  TWC’s 10-year federal gambling license expires at the end of 2018, and its slot operating one-year license expires at the end of 2017, the timing of which required the Company to reapply for both gambling licenses under the new legislation.  Therefore, TWC took all the proper measures to conform to the underlying requirements for each basic gambling license, one to cover live games and the other to cover technical games (e.g. slots), when TWC submitted its renewal applications to the Ministry of Finance (“MOF”) on June 23, 2017. The Company is also awaiting the Ministry of Finance of the Czech Republic’s final interpretation of these new measures, some of which were clarified in August 2016.  The notable changes and requirements of the 2017 Gambling Act are as follows:

•

Upon the effective date of the Gambling Act, any gambling operator may apply for a gambling license if it meets all of the following conditions, having: (i) an office in Czechia, in another European Union (“EU”) Member state or in a state that is a party to the Agreement on the European Economic Area; (ii) an organizational chart that sets clear and comprehensive definitions of jurisdictions and decision-making powers; (iii) an established board of directors or similar control body; (iv) equity of at least of €2,000,000 (approximately $2.4 million); (v) a transparent and unobjectionable origin of its financial resources; and (vi) a transparent ownership structure.  During the licensing process, confirmation of corporate ownership of the Czech entity and required documents (e.g. criminal and tax records, etc.) from all members of the board of directors and representatives from all levels of the company structure must be furnished to the MOF.  TWC submitted its applications for  basic gambling licenses, one for live games and the other for technical games (e.g. slots) on June 23, 2017 and expects to receive a new 6-year license from the MOF by year-end 2017.

•

A basic, general gambling license from the MOF will be issued for a maximum of six (6) years and a gambling license (i.e. premise license) for each location at which live game and technical game operations are conducted will be issued from local municipality councils for a maximum of three (3) years. Previously, the MOF general gambling licenses for live games had been issued for ten (10) years and for one (1) year for technical games. Licenses can be issued and/or renewed if the Company meets the following pre-existing conditions:  (i) the Company and its representatives maintains a clean criminal record and all necessary certifications; (ii) the Company and its representatives pays their taxes and other necessary charges on time; (iii) stays in good standing; (iv) confirms its ability to comply with all technical and supervisory standards required by the new law; and (v) does not disturb public order.  As of September 30, 2017 and the date hereof, TWC was and is in compliance with these conditions.

•

Individual municipalities and their local councils will be entitled to issue decrees to prohibit or restrict gambling operations, to set permissible hours of gambling operations and designate locations of operations within their respective jurisdictions.  Previously, municipalities, by decree, were allowed to ban gambling operations or set the locations of gambling operations within their respective jurisdictions.  As of September 30, 2017 and the date hereof, TWC was and is in good standing with all of the municipalities in which it operates.

•

Gambling operations will not be permitted in certain premises such as schools, children’s leisure facilities, health and social care facilities, churches or religious societies.  As of September 30, 2017 and the date hereof, TWC’s existing casinos were and are in compliance with this requirement.

•

Gambling operators will be required to follow certain self-restricting measures put in place by individual players.  For instance, an operator must create an individual account for each player, which the player can use to manage his/her gaming expenditures and frequency of play, including a maximum number of casino visits per month.  These accounts must also allow players to set individual limits on gambling activities, including setting maximum bets per day or per calendar month or a maximum amount of net loss per day or per calendar month. Each customer’s identity must be checked against the MOF’s central database of individuals excluded from the participation of gambling (i.e. black-listed).  For foreign citizens living in CZ (expats), the individual account would be valid for only 90 days, following which a reapplication would be required to setup the account.  Some of these provisions will not become effective until one year after the MOF has established their central database, but the self-restriction provisions for technical games will become effective immediately after new licenses are obtained.  In order to meet these self-restricting measures, the Company evaluated and tested a new casino management system and subsequently implemented the system in all of its three casinos in August 2017.

•

Gambling operators will also be required to bar from entry individuals flagged by the MOF and registered in its central database as black-listed or noted as being “destitute” and on public assistance, bankrupt, are subject to an order banning them from gambling under Czech criminal law or are a compulsive gambler. As noted above, this provision will not become effective until one year after the MOF has established their central database.  No one under age 18 will be allowed on the casino floor.  As of September 30, 2017 and the date hereof, TWC was and is in compliance with this age requirement.

•

Gambling operators will not be able to provide for free, or at a reduced price, any benefits to a player, including food, beverages, tobacco products or “stimulating substances.”  TWC anticipates that it will be in compliance with this requirement when its gambling license renewal application is approved, which is anticipated to be by year-end 2017.

•

Gambling operators will be required to post a sign on each technical game warning that gambling is “harmful,” advising of the amount of the player’s net losses and how long the player has been playing, with a requirement that there be a 15 minute break every 2 hours of play.  TWC anticipates that it will be in compliance with this requirement when its gambling license renewal application is approved, wshich is anticipated to be by year-end 2017.

•

All customer transactions, such as exchanging money for gambling chips, must be logged and such records be kept for 10 years, up from five years under the previous law.  TWC will extend its record archiving to 10 years to comply with this requirement.

•

The required retention period of all required real time color audio/visual surveillance recordings will increase from three months to 24 months.  The Company has installed new surveillance systems in all its casinos that will meet this requirement and is currently testing the equipment and plans to have them finalized by year-end 2017.

•	Maximum bets for technical games will be increased to Kč 1,000 (about $45) from the current amount of

Kč 675 (about $31) and maximum win (or jackpot) per slot machine will be decreased to Kč 500,000 (approximately $22,700) from the current amount of Kč 675,000 (approximately $30,700).  Slot and electromechanical machine vendors/suppliers will be required to incorporate these limit changes to all slots and technical games that they sell/service to the casinos.  Further, a law on limitation of cash payments imposes a maximum daily transaction of Kč 270,000 (or $12,300) on cash transactions.  Any slot jackpot payouts exceeding this limit on any given day, can only be paid either directly to the player’s bank account or in two per diem payments where the player can pick up the remainder amount on the following day.  TWC expects to be in full compliance with this requirement when its gambling license renewal application will be approved by year-end 2017.

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
•

A gaming bond equal to Kč 10 million (approximately $455,000) will be required to be paid by a casino operator to the MOF for each of its casino units. For operators owning multiple casinos, a minimum bond of Kč 20 million (approximately $909,000) is required, up to a maximum of Kč 50 million (approximately $2.3 million) for any licensee, regardless of the number of casinos owned and operated beyond five casino units.  Previously, only one gaming bond of Kč 22 million ($1.0 million) was required, which was used for all of the existing licenses.  When TWC renews its gaming license, it will have to provide a new gaming bond of Kč 30 million ($1.4 million), to meet the new bond requirements for its three casinos, resulting in a net increase of Kč 8 million (approximately $370,000) from its existing bond.  However, a casino operator cannot access the funds underlying the old bond until the expiration of one year after the termination of the old bond.  Therefore, the casino operator must initially pledge additional funds to secure the new bond requirement, which for TWC, will amount to Kč 30 million ($1.4 million). TWC will post the additional bond payment upon the approval of its license renewal application.

•

Any marketing advertisements, beginning January 1, 2017, must have a written warning label in the Czech language about the damage gambling can do to gambling participants and that gambling participants must be older than 18 years of age.  As of September 30, 2017 and the date hereof, TWC was and is in compliance with this requirement.

•	Failure to comply with the new Gambling Act could result in a misdemeanor punishable by fines up to

Kč 1,000,000 (approximately $45,000) or an administrative offense punishable by an injunction against the violative practice, fines up to Kč 50,000,000 (approximately $2.3 million) and/or asset forfeiture to, or confiscation by, the government, or prohibition of activities in the most serious cases.

The full impact of the 2017 Gambling Act cannot be quantified or estimated pending the interpretation of some of these measures by the MOF and their eventual implementation into the Company’s gambling operations. See Part II, Item 1A “Risk Factors.”

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

Exchange Rates

Due to the fact that the Company’s operations are located in Europe and principally in Czechia and Germany, TWC’s financial results are subject to the influence of fluctuations in foreign currency exchange rates.  For our Czech operations, the revenue generated is generally denominated in euros (“EUR” or “€”) and the expenses incurred by these facilities are generally denominated in korunas (“CZK” or “Kč” ).  For our German hotel operation, the revenue generated and expenses incurred are primarily denominated in EUR.  As our primary reporting subsidiary, Trans World Hotels & Entertainment a.s. (“TWH&E”), is a Czech entity, all revenues and expenses, regardless of sources of origin (including that of Hotel Columbus, Hotel Auefeld, Hotel Kranichhöhe and Hotel Donauwelle, which are owned by TWH&E through its wholly-owned German subsidiary, Trans World Hotels Germany GmbH (“TWHG”) and its wholly-owned Austrian subsidiary, Trans World Hotels Austria GmbH (“TWHA”), are recognized in the Czech currency and translated to U.S. dollars (“USD” or “$”) for reporting purposes.  A substantial change in the value of either of these currencies in relation to the value of the USD would have an impact on the results from our operations when translated into USD.  We do not hedge our foreign currency holdings or transactions.

In our financial statements, the actual nine months ended September 30, 2017 and 2016 operating results for the Czech operations and for the three German hotels and one Austrian hotel were first converted to CZK, then were converted to USD using the monthly average of the daily exchange rates of each monthly reporting period.  The monthly average of daily exchange rates for the CZK versus the USD and EUR, respectively, are presented in the following graphical chart.

The consolidated balance sheet totals of the Company’s foreign subsidiaries at September 30, 2017 and December 31, 2016 were converted to USDs using the Czech central bank exchange rates, as reported at www.cnb.cz, and for information only, the USD to EUR interbank exchange rates, as reported at www.oanda.com, both of which are depicted in the following table:

As Of	USD	CZK	EUR
September 30, 2017	1.00	22.003	0.846
December 31, 2016	1.00	25.639	0.950

The appreciation of the daily exchange rate of the CZK versus the USD from December 31, 2016 of 25.639 to September 30, 2017’s daily rate of 22.003 was 14.2% and enhanced our consolidated balance sheet at September 30, 2017, as presented in USD.

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

RESULTS OF OPERATIONS

Performance Measures and Indicators

In discussing the consolidated results of operations, we may use or refer to performance measures and indicators that are common to the gambling and hospitality industries, such as: (i) total live game drop, the dollar value of gaming chips purchased in a given period; (ii) live game drop per head (“DpH”), the per guest average dollar value of gaming chips purchased for cash; (iii) daily income per slot machine; (iv) net win, the difference between gaming wagers and the amount paid out to wagering patrons; (v) win percentage (“WP”), the ratio of net win over total drop; (vi) occupancy rate, the number of rooms sold divided by the number of rooms available; (vii) average daily rate (“ADR”), the average of room rental rates paid per day; and (viii) total revenue per available room for rent (“TRevPAR”), total revenue generated per available room.  These measures are “non-GAAP financial measures.”  All monetary amounts are not in thousands, unless noted otherwise.

Review of the Consolidated Interim Results of the Company:

Three Months Ended September 30, 2017 and 2016:

	Three Months Ended September 30,
(in thousands)	2017	2016	Variance $	Variance %
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues, by reporting segment:
Casino	$8,970	$11,968	$(2,998)	(25.1)%
Hotel	3,631	1,191	2,440	204.9%
Total revenue	12,601	13,159	(558)	(4.2)%

Operating expenses:
Casino	5,930	6,360	(430)	(6.8)%
Hotel	2,165	642	1,523	237.2%
Selling, general and administrative	2,965	1,963	1,002	51.0%
Corporate expenses	662	1,066	(404)	(37.9)%
Depreciation and amortization	562	504	58	11.5%
Total operating expenses	12,284	10,535	1,749	16.6%

Operating income	317	2,624	(2,307)	(87.9)%

Interest expense	(114)	(60)	(54)	90.0%

Income before income taxes	203	2,564	(2,361)	(92.1)%

Income tax expense	(58)	(653)	595	(91.1)%

Net income	$145	$1,911	$(1,766)	(92.4)%

For the three months ended September 30, 2017, our casino segment generated total revenue of approximately $9.0 million, a decline of 25.1%, or approximately $3.0 million, due to a combination of negative factors, namely: i) the implementation in August of a casino management system (“CMS”), as required by the 2017 Gambling Act, at all our casinos, which posed an unforeseen challenge as a sizable number of our casino clients had initial reservations regarding the CMS’s function to track the gambling activities of all our players; ii) the implementation in July 2017 of the EU-directed, Czech government-mandated Anti-Money Laundering (“AML”) registration forms requiring all players to affirm in writing that his/her funds do not support criminal or terrorist activities, nor have his/her funds been sourced from criminal or terrorist activities (a common practice in other European casinos for many years); iii) a significant decrease of 4.9 percentage points (“ppts”) in consolidated WP versus the same prior year’s quarter; iv) the impact of a new competitor for one of our larger casinos; and v) the negative impact of the smoking ban that became effective on May 31, 2017. These new regulations created an entirely different casino experience/environment.  Our guests were initially not accustomed to or comfortable with these changes and as a result, reduced visitation and play.  Furthermore, as TWC was the first casino operator to implement the Czech government’s mandates, most if not all of our guests were experiencing the new environment for the first time at TWC’s casinos.  Consequently, our casino attendance and business volume was disproportionately and negatively impacted during the third quarter, when compared with the prior year’s comparable quarter.  Thus, our casino revenues fell by 25.1% from those generated the same quarter a year ago.  Consolidated attendance for live games decreased by 22.5%, while attendance for slot games rose by 2.4%, respectively, from the same quarter last year.

Our hotel segment generated total revenue of $3.6 million, of which approximately 34.1%, or $1.2 million, was from our food and beverage (“F&B”) operations.  The hotel segment achieved a consolidated occupancy rate of 70.4% with an ADR of $74.82.  The prior year’s comparable three-month period included only revenues from Hotel Columbus and Hotel Auefeld, with a consolidated occupancy rate of 49.4% and an ADR of $77.39.  TRevPAR was $86.71 for the third quarter of 2017 versus $61.60 for the comparable quarter last year.  Total revenue was boosted by the additional three months’ revenue from Hotel Kranichhöhe and from Hotel Donauwelle, neither of which were owned by TWC a year ago this quarter.  Hotel Kranichhöhe was acquired on December 1, 2016 and Hotel Donauwelle was acquired on March 1, 2017.

Casino operating expenses were down by 6.8%, or $430,000, largely due to the lower gambling revenue-driven gambling tax.  Despite the lower gambling revenue, gambling tax represented 30.7% of gambling revenues versus 27.6% for the same quarter a year ago, due to the higher gaming tax rate on slot revenue. (See Note 3(l) – “Czech Gaming Taxes” of the Notes to the Consolidated Interim Financial Statements).  Hotel operating expenses in the prior year included only those of Hotel Columbus and Hotel Auefeld, as noted above.

Selling, general and administrative expenses were up by 51.0%, or $1.0 million, largely due to expenses related to the operation of Hotel Kranichhöhe and Hotel Donauwelle, both of which were not a part of the Company a year ago this quarter, and to higher overhead expenses, which included the addition of key hotel management employees and non-capitalizable repair and maintenance costs, related to the hotel renovations at Hotel Kranichhöhe and Hotel Donauwelle.  In the case of the casino segment, marketing and promotional events were temporarily banned by the MOF in the first nine months of 2016, under the stipulation that the operation of these promotional events were in violation of gaming law.  The ban affected all casinos operating in Czechia. In late September 2016, the MOF reversed its position and lifted the ban for all casino operators, thereby enabling TWC to resume in 2017 such marketing activities as are now permissible under the 2017 Gambling Act.

Corporate expenses were down 37.9%, or $404,000, when compared with the same three-month period last year, and was primarily due to lower incentive accruals and lower stock options expense.

Depreciation and amortization expense increased by 11.5%, or $58,000, resulting largely from the addition of assets for the compliance to the 2017 Gambling Act, such as the CMS and the new high-definition surveillance system and its required two-year retention period for such audio visual recordings.

Operating income decreased by 87.9%, or $2.3 million, mainly due to the combination of lower revenue generated by our casino segment, as highlighted above, and to the higher gambling tax rate on slot revenue, from 28.0% to 35.0%, due to the change in the gambling tax law.

Interest expense increased by 90.0%, or $54,000, for the third quarter of 2017, contributed by the four bank loans and one seller-issued loan, while the interest expense in the comparable quarter of 2016 was from two bank loans one seller-issued loan, all of the loans emanating from our hotel segment.  Other income reflects a gain (i.e. negative goodwill) of $803,000 from the bargain purchase of Hotel Donauwelle.

Our effective income tax rate for the three months ended September 30, 2017 was 28.6%, versus 25.5% for the comparable period last year.  The income tax was based on income from our casino segment.  There was no income tax liability for the hotel segment for this quarter due to a cumulative net loss carryforward.

As a result of the above factors, we achieved net income of $145,000, a 92.4% decrease over the same three-month period a year ago.

Nine months Ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
(in thousands)	2017	2016	Variance $	Variance %
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues, by reporting segment:
Casino	$31,597	$35,244	$(3,647)	(10.3)%
Hotel	9,621	3,517	6,104	173.6%
Total revenue	41,218	38,761	2,457	6.3%

Operating expenses:
Casino	19,216	18,991	225	1.2%
Hotel	5,764	1,906	3,858	202.4%
Selling, general and administrative	8,473	6,055	2,418	39.9%
Corporate expenses	2,755	3,440	(685)	(19.9)%
Depreciation and amortization	1,733	1,690	43	2.5%
Total operating expenses	37,941	32,082	5,859	18.3%

Operating income	3,277	6,679	(3,402)	(50.9)%

Interest expense	(306)	(185)	(121)	65.4%
Other income	803		803	100.0%

Income before income taxes	3,774	6,494	(2,720)	(41.9)%

Income tax expense	(850)	(1,969)	1,119	(56.8)%

Net income	$2,924	$4,525	$(1,601)	(35.4)%

For the nine months ended September 30, 2017, we generated total revenue of $41.2 million, a 6.3%, or approximately $2.5 million, increase from the approximately $38.8 million for the first nine-month period a year ago, resulting primarily from the additional revenues contributed by the two newly-acquired hotels, Hotel Kranichhöhe and Hotel Donauwelle, which more than offset the weaker revenue from our casino segment.  The lower revenue from our casino segment was primarily due to several major factors, which included: i) the negative impact from a new casino competitor near one of our casinos, as mentioned above; ii) lower consolidated WP, which fell by 3.5 ppts from the same nine-month period last year.  Consolidated attendance for live games and slot games declined by 3.4% and 3.3%, respectively, from the comparable year-ago period.

For the first nine months of 2017, our hotel segment generated a combined total revenue of approximately $9.6 million, of which 37.6%, or $3.6 million, was from F&B operations. The hotel segment achieved a consolidated occupancy rate of 61.4% and an ADR of $74.07 versus a consolidated occupancy rate of 47.9% and an ADR of $77.09 for the nine months ended September 30, 2016. TRevPAR was $79.68 for the nine months ended September 30, 2017, compared with $62.67 for the same nine-month period a year ago.  The prior year’s first nine months only include revenues of the Hotel Columbus and Hotel Auefeld.

Casino operating expenses were marginally up by 1.2%, or $225,000, largely due to higher promotional expenses, which were banned by the MOF for the first nine months of 2016 and to increased gaming tax expenses, from an effective rate of 27.5% to 31.5% of gaming revenues. (See Note 3(l) – “Czech Gaming Taxes” of the Notes to the Consolidated Interim Financial Statements).  Hotel operating expenses in the prior year included only those of the Hotel Columbus and Hotel Auefeld, as noted above.

Selling, general and administrative expenses were up by 39.9%, or $2.4 million, due primarily to expenses related to the operation of Hotel Kranichhöhe and Hotel Donauwelle, both of which were not owned by the Company  a year ago this period, and to higher marketing expenses, which were temporarily banned by the MOF in the first nine months of 2016.

Corporate expenses were down by 19.9%, or $685,000, when compared with the same nine-month period last year, and was primarily due to reduced incentive accruals tied to lower financial results, and to lower business taxes.

Depreciation and amortization expense was up by 2.5%, or $43,000, largely as a result of the addition of assets from the acquisitions of the Hotel Kranichhöhe and Hotel Donauwelle and to addition of assets (e.g. CMS, high-definition surveillance system with extended audio video storage retention, etc.) related to the Company’s compliance of the 2017 Gambling Act, partially offset by the depreciation corrections for Hotel Donauwelle, pursuant to adjusted asset values resulting from its purchase price allocation.

The interest expense increase of 65.4%, or $121,000, for the first nine months of 2017, compared with the prior nine-month period in 2016, was from four bank loans and one seller-financed loan.  In the first nine months of 2016, only two bank loans and the seller-financed loan existed.

Our effective income tax rate for the first nine months ended September 30, 2017 was approximately 28.6%, excluding the impact of the gain from a bargain purchase of the Hotel Donauwelle of $803,000, versus 30.3% for the comparable period last year. There was no income tax liability for the hotel segment for the comparable nine-month period due to carry-forward losses.

As a result, we achieved net income of approximately $2.9 million, a 35.4% decrease over the $4.5 million earned in the same nine-month period a year ago.

Visitors to our casinos are required, by Czech laws, to “check in” at the entrance reception desk, by presenting acceptable forms of picture identification, which effectively permits the Company to track the frequency of their visits and, with the implementation of the Company’s computerized CMS, the duration of individual play and wagering activities during each visit.  As an incentive to gaming activity, and prior to the effective restrictive conditions of the Gambling Act 2017, to begin on January 1, 2018, we provide complimentary drinks and free food buffets to all of our playing guests.  In addition to these general amenities, we also issue different classes of “loyalty” cards under our “Premium Club” reward program to customers who spend relatively longer periods of time playing. These cards entitle the holder and a set number of the holder’s guests, depending on the card type, to various complimentary benefits based on the number of points accumulated.  Patrons who spend €400 of play/wager earn one Premium Club Point.  We also grant certain other privileges to our VIP players, at each local casino management’s discretion, such as opening a private gaming table, or extending the casino’s operating hours, and/or providing free room/hotel accommodations.  These loyalty cards are granted based on the frequency of the players’ visits and the aggregate total drop for a pre-determined number of visits.  The complimentary F&B and other player-related costs were included in the casino operating expenses, which totaled $2.2 million,  or 7.5% of gaming departmental revenues, for the nine months ended September 30, 2017, versus approximately $2.1 million, or 6.1% of gaming departmental revenues,  for the comparable period in 2016.  General gifts and giveaways, which were also recognized in the casino operating expenses, excluding VIP personal gifts, represented $363,000, or 1.2% of gaming departmental revenues, for the same nine months in 2016, compared with $653,000, or 1.9% of gaming departmental revenues, for the comparable period in 2016.

The VIP personal gifts, which consist primarily of granted player loyalty points, were booked as special promotion expenses in the selling, general and administrative costs, and totaled approximately $34,000 for the nine months in 2017, versus $46,000 for the same nine months a year ago.

Our Operating Facilities:

Our free-standing casinos each offer live games, video slot machines, free parking, a restaurant, covered terraces and balconies for smokers, lounge areas and multiple bars.

Casino Segment:

Ceska

Our Ceska Casino had, as of September 30, 2017, 14 gaming tables, including seven card tables, six roulette tables, and a 10-position, Slingshot, multi-win roulette table.  The casino also features 118 video slot machines.  In addition to the games, Ceska also offers five luxurious hotel-like guest rooms, which, when not used as courtesy accommodations for our valuable players and guests, can be rented to paying overnight guests.  The address of our Ceska casino is Ceska Kubice 64, Ceska Kubice 345 32, in the Pilsen region of Czechia.

Route 59

As of September 30, 2017, our Route 59 Casino operated 25 gaming tables, consisting of twelve card tables, twelve roulette tables, and a 16-position, Slingshot multi-win roulette table, as well as 214 video slot machines, 32 of which were added in late May 2017.  Route 59 Casino is connected to the Hotel Savannah via a wide public-area corridor and restaurant, to permit easier access between the two operations.  Route 59 is located at 199 American Way, Hate-Chvalovice, Znojmo 669 02, in the South Moravia region of Czechia.

Route 55

As of September 30, 2017, the two-story Route 55 Casino offered 23 tables, including twelve card tables, ten roulette tables, a 16-position, Slingshot multi-win roulette table, as well as 190 video slot machines, 12 of which were added on December 15, 2016.  On the mezzanine level, the casino offers an Italian restaurant, an open buffet area, a VIP lounge, and three luxurious hotel-like guest rooms, similar to the five guest rooms at Ceska.  Route 55 is located at Grenzubergang Wullowitz, Dolni Dvoriste 382 72, in the South Bohemia region of Czechia.

Hotel Savannah and the Spa at Hotel Savannah

As a complement to our gaming operations, we opened Hotel Savannah, a European four-star deluxe hotel, the first Company-constructed hotel, with 79-room, two of which were added on March 20, 2017.  We also launched a full-service spa, the “Spa at Hotel Savannah” (the “Spa”), which is attached to the hotel. The operation of the Spa, which features a large indoor pool and Ayurvedic massage therapy, is sub-contracted to a local operator.  Hotel Savannah, which offers eight banquet halls for meetings and conventions, is connected to our Route 59 casino by the hotel restaurant that links the two buildings.  Management believes that the combined operation of the hotel and Spa has proven to benefit Route 59 by attracting additional business to the casino.

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

Hotel Auefeld

Our Hotel Auefeld is a four-star 93-room hotel, located in Hann. Münden, Germany.  Hotel Auefeld, which was built in 1991 and expanded with new facilities in 2001, was selected for acquisition by the Company because of its location, approximately two hours driving time from our Hotel Columbus, allowing TWC to employ one hotel director to manage both properties. The Hotel is the only full-service lodging property in the local area, and therefore has a broad target market, as it caters to both business and leisure travelers to the region.  The hotel features three F&B outlets, ten meeting rooms, an adjoining 13,000 square foot event hall, an adjoining tennis complex with four indoor courts, several additional recreation areas, and an independent townhouse comprised of one four-room unit and one six-room unit.  The ground lease rights, upon which all of the hotel’s assets stand, currently expires on March 1, 2084. The lease agreement includes both a right of first refusal buyout and renewal options in favor of TWC.  The hotel’s guest rooms were fully renovated at the end of March 2016; the kitchen facilities were also renovated and upgraded at the end of June 2016; and the restaurant reconfiguration and renovation was completed at the end of August 2016.  Hotel Auefeld is located at Hallenbadstrasse 33, 34346 Hann. Münden, in the State of Lower Saxony, Germany.

Hotel Kranichhöhe

Acquired in December 2016, the 107-room hotel will undergo a two-part $1.6 million renovation, the first part of which was completed in August 2017.  The renovation scope will include complete refurbishment of approximately 50% of the guest rooms; partial renovation of the remaining guest rooms; update of all guest room corridors; minor refurbishments of public areas; upgrade of some meeting rooms, including audio/visual equipment; and improvements to the heating, ventilation, and other technical installations.    The hotel was upgraded on June 27, 2017 from a three-star rated hotel to a four-star rated hotel. Hotel Kranichhöhe is located at Bövingen 129, 53804 Much, in the State of North Rhine-Westphalia, Germany.

Hotel Donauwelle

Acquired in March 2017, the four-star business hotel will undergo a renovation that will cost approximately $3.6 million.  The hotel is situated on the banks of the Danube River in Linz, approximately 35 minutes driving time from our Route 55 Casino.   The hotel features 176 rooms, six meeting/banquet rooms, a restaurant, a bar, a dining terrace, and a spa and gym room. The renovation will include complete refurbishment of 136 guest rooms (40 rooms were previously renovated in 2014); installation of air conditioning in those 136 rooms; refurbishments of public areas; upgrade of some meeting rooms, including the installation of new audio/visual equipment; and new guest room flat-screen televisions and other minor improvements.    The first part of the two-part renovation was completed in August 2017 and will resume in January through February 2018.  Hotel Donauwelle is located at Am Winterhafen 13, 4020 Linz, in the State of Upper Austria, Austria.

Sales and Marketing

We utilize a wide range of media marketing and promotional programs in an effort to secure and enhance our competitive position in the respective markets being served and to differentiate our product and services from our competitors.  In the third quarter of 2017, we maintained and enhanced our marketing and promotional programs for our Czech casinos, focusing primarily on internal and customer-oriented loyalty reward programs and greater use of social media and digital communication methods.  In addition, we provided our clients with a variety of exciting raffles, lotteries, and other promotional games, which were complemented by an ongoing program of live entertainment and shows, all of which have served to strengthen our competitive position in the markets that we serve. The casinos’ event calendars concentrate on key, player-tested, popular events and holidays, while simultaneously focusing on higher player-incentive games designed to reward existing players with redeemable points via our player’s loyalty program, and thereby promote customer loyalty.  Furthermore, we aggressively target key cities in our media campaigns, most notably Vienna and Linz in Austria, and Regensburg in Germany as well as the areas surrounding these cities, all of which are within driving distance of our casinos.

For our German and Austrian hotels, we completed the renovations at Hotel Auefeld and began renovations for Hotel Kranichhöhe and Hotel Donauwelle in mid-July 2017.  In the second quarter of 2017, we restructured our Sales Department, adding a Director of Sales, who has assumed responsibility for all units in the Trans World Hotels chain.  Our use of an outside company that provides lead sourcing and sales support will be phased out and replaced by an expanded in-house sales team, which will include a dedicated Yield Manager, to be hired by end of 2017.  The installations of new property management and reservations/yield systems will be on a monthly tiered schedule, beginning in October 2017 and will encompass all TWC’s hotels.  We believe that these organizational changes, along with the infrastructure enhancements, will fuel occupancy and revenue growth in all of the Company’s hotels.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2017, we had a working capital surplus of approximately $4.5 million, a decrease of approximately $3.9 million, from the working capital surplus of approximately $8.4 million at December 31, 2016.  Net cash used in operating activities for the nine months ended September 30, 2017 was $3.3 million versus cash provided by operating activities of approximately $6.8 million for the same prior year period.  The cash used in operating activities was due in large part to the disbursement from Kreissparkasse Köln bank of the loan receivable of $4.2 million and to the bank release of our $1.7 million security deposit to be used for hotel renovations, and reductions of prepaid expenses, accrued expenses and other current liabilities, and a reduction of gaming tax and income tax accruals, which, in aggregate, were partially offset by the unfavorable lease liability, which has no term renewal clause when it expires in 45 years, in connection with the Hotel Donauwelle acquisition.  The increase in cash used by operations was also due to a related gain from a bargain purchase of the Hotel Donauwelle.  Net cash used in investing activities of approximately $7.9 million consisted principally of capital investments to comply with the new Gambling Act, capital improvements to our existing properties, and the cash investment to acquire Hotel Donauwelle, partially offset by minor proceeds from sale of assets.  Net cash provided by financing activities of $3.2 million consisted of the proceeds from the aforementioned loan receivable, partially offset by principal payments on four bank loans and one seller-financed loan.

We are obligated under various contractual commitments over the next five years.  We have no off-balance sheet arrangements.  The following is a five-year summary of our contractual commitments as of September 30, 2017:

		Within	Years	Years
Contractual Obligations (Unaudited)	Total	1 Year	2 - 3	4 - 5	Thereafter
(in thousands, except in the footnotes)
Long-term, secured debt, foreign (1)	$16,353	$1,423	$2,924	$4,882	$7,124
Slot machines and other gaming equipment leases (2)	666	666
Operating and other capital leases (3)	258	130	128
Ground leases (4)	11,771	266	547	567	10,391
Employment agreements (5)	793	680	113
Total contractual obligations	$29,841	$3,165	$3,712	$5,449	$17,515

(1)

Includes the remaining principal balances of: (i) the €3.6 million, or $4.3 million at September 30, 2017 foreign exchange rate, Bank Sparkasse Seligenstadt Loan for the Hotel Columbus acquisition, a 15-year commercial loan with a fixed interest rate of 3.1% for the first ten years, followed by a prevailing market-based fixed interest rate for this type of loan for the remainder of the term; (ii) Bank Sparkasse Hann. Münden Loan of approximately €2.0 million, or $2.4 million, with 2.99% annual interest, fixed for 10 years, followed by a prevailing market-based fixed interest rate for this type of loan for the remainder of the term, and amortization over 15 years; (iii) a seller loan of €2.2 million, or approximately $2.6 million, with terms of 3.0% annual fixed interest and amortization over 10 years; (iv) the €3.6 million, or approximately $4.3 million, Bank Kreissparkasse Köln Loan for the Hotel Kranichhöhe acquisition, a 15-year commercial loan with a fixed interest rate of 1.95% for the first ten years, followed by a prevailing market-based interest rate for this type of loan for the remainder of the term; and (v) a €3.866 million, or approximately $4.6 million, Erste Bank Loan for the acquisition of Hotel Donauwelle, a 5-year term loan with a fixed interest rate of 2.95%, with a balloon payment of €1.966 million, or $2.3 million, at maturity.

(2)

Based on a total of 522 leased slot machines as of September 30, 2017. These slot leases can be terminated at any time with the payment by the Company of a 3-month payment penalty.  Also includes other leased gaming equipment, which can be terminated with a one-month prior notice or a one-month penalty without prior notice.

(3)	Includes a long-term lease for corporate office space in New York City, leases for casino employee housing, and capital leases.
(4)

Represents: (i) the remaining 67 years on a 70-year term ground lease, upon which all the hotel assets of the Hotel Auefeld stand, with an annual lease payment of €26,078 or approximately $30,800.  The lease expires on March 1, 2084; and (ii) the 45-year term, non-renewable (ie. unfavorable), ground lease for the Hotel Donauwelle, with an annual lease payment of approximately €184,000, or $217,000, with a 2.2% annual rent escalation, expiring on March 1, 2062; and (iii) an indefinite term lease on a parcel of land in Dolni Dvoriste, Czechia, which is 50% owned by the federal government of the Czech Republic, with an annual payment of Kč 289,380, or approximately $13,200, each October.

(5)	Represents the Company’s salary obligations under two separate employment agreements.

PLAN OF OPERATIONS

We strive to develop and implement marketing and operational strategies that are designed to increase attendance at our casinos and occupancy, in the case of our hotels, and revenues at all of our existing locations in Czechia, Germany and Austria, while focusing on minimizing costs, which includes, for example, cost-sharing alliances with non-competing businesses such as food and beverage vendors, where advantageous. We endeavor to find synergy of operations between our Route 59 Casino and its attached Hotel Savannah to enhance revenues and reduce operational redundancies.  We have taken this approach also with staffing at our three German hotels and have also done so with our Austrian hotel in October 2017, when the Steigenberger management contract expired.  Furthermore, in addition to the aforementioned changes to our Sales Department structure, we are working on several standardization initiatives in the hotel division that will help increase our brand recognition and improve operational efficiencies, including introduction of common amenities and logoed materials, establishment of uniform room types and product standards, migration to a single property management system, and introduction of a global purchasing agent, among other improvements.

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

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Exchange Act Rule 13a-15(e), which is designed to provide reasonable assurance that information, which is required to be disclosed in our reports filed pursuant to the Exchange Act, is accumulated and communicated to management in a timely manner. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and we are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.  At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including Mr. Hung D. Le, our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, Mr. Le concluded that, as of the date of such evaluation, our disclosure controls and procedures were effective.  We made no changes in our internal controls over financial reporting during the third quarter of 2017 that materially affected, or are likely to materially affect, our internal controls over financial reporting.  Further, our management assessed the effectiveness of our internal controls over financial reporting as of September 30, 2017.  Based on this assessment, management believes that, as of September 30, 2017, our internal controls over financial reporting were effective.

PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

We are often subject to various contingencies, the resolutions of which, our management believes will not have a material adverse effect on our consolidated financial position or results of operations.  We were not involved in any material litigation as of September 30, 2017, or through the date of this filing.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors disclosed in Part I, Item 1A “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2016, as well as the risk factor set forth below.

Recent changes in the gambling laws in the Czech Republic have resulted in decreased attendance and play at our casinos that may persist for the foreseeable future.

The 2017 Gambling Act which was effective January 1, 2017 and became enforceable throughout this year has, among other things, (i) restricted our ability to advertise our services on our buildings and on highway billboards and has required that we note on any advertisements that gambling can lead to addiction and is available only to persons older than 18 years of age; (ii) instituted a smoking ban inside our casinos and restaurants, although we have constructed an outdoor covered terrace for smokers; (iii) instituted new anti-money laundering requirements, including the need for customers to fill out new forms that state the source of their funds and that they do not support criminal or terrorist activities; (iv) have limited slot machine payouts; (v) required the implementation of a casino management system that essentially tracks all customers from the time they enter our premises until the time they leave, contributing to the feeling among our customers that they have lost their ability to gamble anonymously (for personal or other reasons); (vi) eliminated the provision of free food and beverages to our customers who now must pay for such services instead of being “comped” which provided an added element of prestige and respect for certain players; and (vii) the institution of a “cooling off” period for slots players who must stop playing after 2 hours of play without a 15-minute break. The cumulative effect of these new laws has had a negative effect on our customer base. Moreover, we have knowledge of the fact that a number of our competitors have not fully complied with the new laws, which has attracted some of our customers to them. It is presently unknown whether the Ministry of Finance will take steps to fully enforce these new statutes. Although attendance at our casinos has stabilized recently, we cannot predict how these new laws will affect the casinos’ business on a going forward basis. Any further decrease in attendance and/or gaming drop will continue to have an adverse effect on our profitability and financial condition.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

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

10.18	Renewal and Amendment of Employment Agreement between the Company and Rami S. Ramadan, Effective as of July 1, 2005	Incorporated by reference to Exhibit 10.18 contained in the Form 10-KSB filed on March 17, 2006 (File No. 0-25244).

10.19	Renewal and Amendment of Employment Agreement between the Company and Rami S. Ramadan, Effective as of July 1, 2008	Incorporated by reference to Exhibit 99.1 contained in the Form 8-K filed on November 21, 2008 (File No. 0-25244).

10.20	Shareholder Agreement to add Director Nominees to the slate for the 2014 Annual Meeting of Stockholders, Effective as of April 21, 2014	Incorporated by reference to Exhibit 10.1 contained in the Form 8-K filed on April 22, 2014 (File No. 0-25244).

10.21	2014 Equity Incentive Plan, Adopted on June 25, 2014	Incorporated by reference to Exhibit 99.1 contained in the Form 8-K filed on June 27, 2014 (File No. 0-25244).

10.22	Change to the Company’s Registered Certified Accountants, Effective as of July 2, 2014	Incorporated by reference to Exhibit 10.22 contained in the Form 8-K filed on July 7, 2014 (File No. 0-25244).

10.23	Partnership Interest Purchase Agreement to acquire the Hotel Columbus, dated September 10, 2104	Incorporated by reference to Exhibit 10.19 contained in the Form 8-K filed on September 15, 2014 (File No. 0-25244).

10.24	Amendment of Employment Agreement between the Company and Rami S. Ramadan, Effective as of November 11, 2014	Incorporated by reference to Exhibit 10.20 contained in the Form 8-K filed on November 14, 2014 (File No. 0-25244).

10.25	2006 Deferred Compensation Plan, Amended and Restated, effective November 18, 2008	Incorporated by reference to Exhibit 99.3 contained in the Form 8-K filed on November 21, 2008 (File No. 0-25244).

10.26	Partnership Interest Purchase Agreement to Acquire the Hotel Auefeld, dated June, 2, 2015	Incorporated by reference to Exhibit 10.26 contained in the Form 8-K filed on June 19, 2015 (File No. 0-25244).

10.27	2014 Equity Incentive Plan, as amended

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

101

The following financial information from Trans World Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2017, filed with the SEC on November 7, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income and Comprehensive Income for the Nine and Three Months ended September 30, 2017 and 2016 (unaudited), (ii) the Consolidated Balance Sheets at September 30, 2017 (unaudited) and December 31, 2016, (iii) the Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2017 (unaudited) and 2016 (unaudited), and (iv) Notes to Consolidated Interim Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS WORLD CORPORATION

Date: November 14, 2017	By:	/s/ Hung D. Le
Chief Financial Officer
(Principal Financial and Accounting Officer)