Form 10-K
period 2017-12-31
TRANS WORLD CORP
filed 2018-03-28
CIK 914577

rkkkkkkkkks€

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer (Do not check if a smaller reporting company) ☐
Smaller reporting company ☒		Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐ NO ☒

The aggregate market value of the Common Stock of the Registrant held by non-affiliates as of June 30, 2017, based upon the average bid and asked price of $5.75 as reported on the OTCQB on that date, was $51,054,313.00.  As of March 22, 2018, there were 8,879,011 shares of Common Stock of the Registrant deemed outstanding.

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

All references to “$” or “USD” means U.S. dollars, “€” or “EUR” means euros, and “Kč” or “CZK” means Czech korunas.  Unless noted otherwise, all USD equivalents of foreign currency amounts are converted at the year-end, December 31, 2017 exchange rates.

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

In 1998, we revised our operating strategy by shifting our focus to the casino market in Europe.  Furthermore, as a means of diversification of our business, we have also expanded our growth strategy to develop and/or acquire small-to-mid-size hotels of 80-250 rooms located in or near key metropolitan and/or resort areas in Europe, which may also include gambling operations.

Today, we own and operate three full-service casinos and five hotels, all of which are four-star rated, as per the ratings from the Hotelstars Union, under the patronage of HOTREC, the umbrella association of hotels, restaurants and cafés in Europe, and covers hotel associations of Austria, the Czech Republic and Germany.  Our European operating units are organized under two reportable segments: a casino segment and a hotel segment.  Both segments are operated through our wholly-owned European subsidiaries.

Our casinos are all in the Czech Republic (“CZ”) and are part of the casino segment, located in Ceska Kubice (“Ceska”), Hate (“Route 59”), and Dolni Dvoriste (“Route 55”). The Czech casinos, which conduct business under our registered brand name, American Chance Casinos (“ACC”), are situated at border locations and draw the majority of their customers from Germany and Austria.

ACC’s operating strategy centers on differentiating its products and services from its direct competitors.  We operate our establishments with an emphasis on high customer service and attention to details.  We strive to create gambling environments with casual and exciting atmospheres, highlighting entertainment, state-of-the-art equipment, and professional service to our customers.

Our hotels include the Hotel Savannah and Spa, a 79-room, four-star deluxe hotel, located in Hate, Czech Republic, and is part of our casino segment as it is physically attached to our Route 59 casino; Hotel Columbus, a 117-room, four-star property located in Seligenstadt, Germany; Hotel Auefeld, a 93-room four-star hotel located in Hannoversch Münden (“Hann. Münden”), Germany; Hotel Kranichhöhe, a 107-room four-star hotel located in Much, Germany; and Hotel Donauwelle, a 176-room, four-star property located in Linz, Austria. All three German hotels and the Austrian hotel comprise our hotel segment.

Two of our units, Hotel Savannah and Spa and the Route 59 casino, operate as complementary businesses and are referred to jointly herein as the “Route 59 Complex.”  In addition to the gaming area, guest rooms, and the spa, which is operated by an independent contractor, the Complex features eight banquet halls for meetings and special events as well as two full-service restaurants and two bars.

On December 21, 2016, our wholly-owned German subsidiary, Trans World Hotels Germany GmbH (“TWHG”) acquired the Lindner Sport & Aktivhotel Kranichhöhe, a 107-room hotel with extensive meeting space and recreational amenities located in Much, Germany, for a purchase price of €4.9 million, or $5.3 million at the acquisition date.  The Company subsequently rebranded the hotel as Hotel Kranichhöhe.  The assets acquired by TWHG include: the hotel building and its contents; three food and beverage outlets; 18 meeting rooms; a wellness center and spa; a fitness center with an indoor swimming pool; an adjoining tennis complex with two indoor courts and two outdoor courts; and a beach volleyball court.  The hotel is located approximately two hours driving time from the Company’s Hotel Columbus in Seligenstadt, near Frankfurt, and approximately three hours driving time from its Hotel Auefeld in Hann. Münden.  We are investing approximately $1.9 million to update and partially renovate this hotel, including the refurbishment of a majority of the hotel’s guestrooms, installation of air conditioning in those rooms, refurbishment of the property’s conference space, and renovation of the hotel’s lobby. Approximately $1.1 million was spent in 2017, with the remainder to be disbursed in 2018.  The hotel was upgraded to a four-star rating on June 27, 2017.

On March 1, 2017, TWC, through its wholly-owned Czech subsidiary, Trans World Hotels & Entertainment, a.s. (“TWH&E”) and TWHG jointly acquired 100% of the shares of Hotel Donauwelle Betriebsgesellschaft M.B.H, which owned a four-star business hotel located in Linz, Austria. The hotel is situated on the banks of the Danube River in Linz, approximately 35 minutes driving time from our Route 55 Casino. The assets acquired included the ground lease rights through March 2062 to the plot upon which the hotel building stands, and the building contents. The hotel features 176 rooms, six meeting/banquet rooms, a 120-seat restaurant, a 40-seat bar, a 100-seat outdoor terrace, and a spa and gym room. The hotel was under management contract with Steigenberger Hotels AG until September 30, 2017, when the contract was terminated. TWC assumed active management on October 1, 2017 and renamed the hotel as “Hotel Donauwelle” (herein referred to as “Hotel Donauwelle”).

TWC’s hotel operating strategy centers on offering both business and leisure travelers attractive facilities, professional service, comfortable accommodations, and a wide range of amenities, including food and beverage services, conference space, and recreational facilities.   The Company uses multiple channels to actively market its hotels to both business and leisure travelers.  Further, management strives to foster strong relationships with local businesses and communities, which primarily support the hotels’ food and beverage, conference and banquet, and recreation facilities.

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

Market Overview and Competition

Historically, casinos in Germany and Austria have been characterized by formal atmospheres and a sense of exclusivity.  While this dynamic has changed across Europe over time, ACC was at the forefront of the movement towards more relaxed casino atmospheres.  This, coupled with our emphasis on integrating live entertainment into the gambling experience and creating strong customer loyalty programs, allowed us to become a preferred alternative for many of our patrons.  Further, we have established ACC as a reputable casino company in the Czech Republic through our twenty plus years of operations that has featured high service standards, consistent professionalism and strict adherence to all local gaming regulations.

As of December 31, 2017, five casinos operate in direct competition with our Ceska casino.  Our Route 59 and Route 55 casinos currently have two and three direct competitors, respectively.  Some of these competitors are larger and have financial and/or other resources that are greater than ours.

While we do not consider our gambling business to be seasonal, it is occasionally impacted by extreme weather conditions (see also Item 1A “Risk Factors — Climate impact”) and major sporting events, such as the FIFA World Cup (“World Cup”) and the UEFA Euro Cup (“Euro Cup,”), as well as regulatory changes, which have and can negatively impact attendance at our casinos.

We compete for guests based primarily on brand name recognition and reputation, location, customer satisfaction, quality of service, amenities, quality of the gaming experience, quality of our accommodations, room rates, security and the ability of our customers to earn and redeem loyalty program points.  We believe that increased gambling in other locations in or near the market areas in which we operate, coupled with the increase in popularity of internet gambling, could create additional competition for us and could adversely affect our casino operations and development plans.  Further, the gambling industry in Eastern Europe faces competition from a variety of sources for discretionary consumer spending, including spectator sports and other entertainment and gambling options. Competitive gambling activities include traditional casinos, video lottery terminals, state-sponsored lotteries and other forms of legalized and illegal gambling. We anticipate competition in this area will become more intense as the industry consolidates and new web-based ventures enter the industry.

With respect to our hotel segment, in Germany, Hotel Columbus has six competitors in the Seligenstadt area and surrounding region that it serves, four of which are privately-owned and two of which are part of German hotel chains.   Hotel Auefeld is the largest hotel in Hann. Münden and no hotel chains are represented in that market.  However, Hotel Auefeld does compete with eight smaller, privately-owned, competitors in the Hann. Münden area. Hotel Kranichhöhe has one direct competitor in the city of Much and three competitors in the surrounding areas.  Hotel Donauwelle has six direct competitors in Linz.

Owing to our quality product, adherence to high standards of hospitality and customer service, professionalism and strict compliance with all local hotel regulations and governances, we believe that we can compete effectively with these hoteliers.

Costs and Effects of Environmental Compliance

We incurred no material costs or effects due to environmental compliance for the years ended December 31, 2017 and 2016.

Research and Development

The Company does not engage in research and development other than internal market research for general business development, does not account for research expenditures separately under generally accepted accounting principles, and did not incur any separate research and development expense for 2017 or 2016.

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

Our Facilities

TWH
Hann. Münden
TWH
Much
TWH
Seligenstadt
CZECH REPUBLIC
Česká Kubice
GERMANY
Dolní Dvořiště
TWH
Hatě
TWH
Linz
AUSTRIA

Ceska — The Ceska casino, which is located approximately one hour’s driving time from Regensburg, Germany, was acquired through a lease in March 1998 in conjunction with the Company’s entry into the casino market in Europe.  On November 23, 2011, TWC purchased the Ceska casino building, associated land and an adjacent outbuilding and related plot from the town of Ceska Kubice, from which TWC had been renting the facilities.  The acquisition allowed us to undertake much needed capital improvements to the building, as competition in the Ceska area has increased dramatically in recent years.  As of March 26, 2018, the two-story Ceska casino offered 13 gaming tables, including seven card tables and six roulette tables.  The casino also features 118 video slot machines and a dedicated stage area for live performances.  Amenities also include a separate dining facility and five luxurious hotel guest rooms. The address of our Ceska casino is Ceska Kubice 64, Ceska Kubice 345 32, Czech Republic.

Route 59 — Located approximately one hour’s driving time from Vienna, Austria, and opened in December 1999, Route 59 was constructed by the Company on land that had been acquired by TWC in conjunction with our entry into the European casino market in 1998.  On February 22, 2016, we completed expansion and reconfiguration of the casino’s existing slot area and introduced 32 additional video slot machines.  As of March 26, 2018, our Route 59 casino operated 24 gaming tables, consisting of 12 card tables and 12 roulette tables, as well as 214 video slot machines.  Route 59 is located at 199 American Way, Hate-Chvalovice, Znojmo 669 02, Czech Republic.

Route 55 — Located approximately 35 minutes driving time from Linz, Austria, and opened in December 2004, Route 55 was constructed by the Company on a parcel of land that had been purchased by TWC in April 2002.  As of March 26, 2018, the two-story Route 55 offered 22 tables, including 12 card tables and 10 roulette tables, as well as 192 video slot machines.  On the mezzanine level, the casino features an Italian restaurant, an open buffet area, and three luxurious hotel guest rooms.  Similar to the five guest rooms at Ceska, these rooms, when not used as accommodations for our VIP players and guests, are rented to other customers.  Route 55 is located at Grenzubergang Wullowitz, Dolni Dvoriste 382 72, Czech Republic.

Hotel Savannah — As a complement to our Route 59 gaming operations, in January 2009, we opened Hotel Savannah, a 77-room, four-star deluxe hotel, attached to Route 59 by the hotel’s restaurant, on land that had been acquired by TWC in conjunction with our entry into the European casino market in 1998.  In conjunction with opening the hotel, we also launched a full-service spa, the Spa at Hotel Savannah, which is attached to the hotel and is sub-contracted to a local operator who pays TWC a percentage of its gross revenues.  The Spa features a large, 22 x 8 meter, indoor pool and Ayurvedic therapy facility.  Hotel Savannah also features eight banquet halls for meetings and events.  On March 26, 2017, we added two additional guest rooms to the hotel room inventory, which now totals 79 rooms.  The creation of the Route 59 Complex has attracted additional business to the casino, contributing incremental cash, and enhancing the Company’s overall results.

Hotel Columbus — We acquired Hotel Columbus, a four-star 117-room hotel, located in Seligenstadt, a town that is approximately 25 minutes equidistant from Frankfurt city center and the Frankfurt International Airport, in September 2014.  Hotel Columbus features five meeting rooms; a restaurant and separate breakfast room, each with its own kitchen; two bars; a 37-space parking garage; and 43 surface lot parking places, including a satellite parking area located across the street from the Hotel.  With the coming withdrawal of the United Kingdom from the European Union (“EU”), the city of Frankfurt is aggressively soliciting British financial institutions to relocate their European operations to the city.  Hotel Columbus is located at Am Reitpfad 4, 63500 Seligenstadt-Froschhausen, Germany.

Hotel Auefeld — Hotel Auefeld, a 93-room, four-star hotel with extensive meeting space and recreational amenities located in Hann. Münden, Germany, was acquired in June 2015.  The hotel features three food and beverage outlets; ten meeting rooms; an adjoining 13,000 square foot event hall; an adjoining tennis complex with four indoor courts; and several additional recreation areas.  An independent townhouse comprised of one four-room and one six-room apartment was also included in the assets associated with the transaction.  Hotel Auefeld is located at Hallenbadstrasse 33, 34346 Hann. Münden, Germany.

Hotel Kranichhöhe — Hotel Kranichhöhe is a 107-room, four-star hotel that includes extensive meeting space and recreational amenities and is located in Much, Germany.  The hotel features three food and beverage outlets; 18 meeting rooms; a wellness center and spa; a fitness center with an indoor swimming pool; an adjoining tennis complex with two indoor courts and two outdoor courts; and a “beach” volleyball court.  The Company intends to invest approximately $1.9 million to update and partially renovate the hotel.  TWC spent approximately $1.1 million of this budget in 2017 toward the renovation, with the balance to be expensed in 2018.  Hotel Kranichhöhe, which was upgraded to a four-star rated hotel on June 27, 2017, is located at Boevingen 129, 53804 Much, Germany.

Hotel Donauwelle — Hotel Donauwelle is a 176-room, four-star hotel, situated on the banks of the Danube River in Linz approximately 35 minutes driving time from our Route 55 Casino.  The hotel includes six meeting/banquet rooms, a 120-seat restaurant, a 40-seat bar, a 100-seat outdoor terrace, and a spa and gym, as well as indoor and outdoor parking areas.  As a condition to our acquisition of the property, the lender required TWC to invest a minimum of €2.5 million (50% of which has been escrowed with the lender) to renovate the hotel within the first twelve months after acquisition, an action that we had previously determined to be necessary to make the property competitive in the marketplace.  Due to high business volume (i.e. high room occupancy), TWC asked for, and was granted, an extension to the end of August 2018 to complete its planned renovation of the property.  The first of a two-part room renovation was completed in August 2017, with 84 remaining rooms slated to be completed in July through August 2018.  Hotel Donauwelle is located at Am Winterhafen 13, 4020 Linz, in the State of Upper Austria, Austria.

Our casinos each offer a restaurant, lounge areas, multiple bars and free parking.  Our Hotel Columbus, Hotel Auefeld and Hotel Donauwelle properties offer indoor and outdoor parking for a nominal fee, and our Hotel Kranichhöhe property offers outdoor parking for a nominal fee.  All of our hotels offer restaurant and lounge areas, bars, and meeting rooms. Our Hotel Savannah, Hotel Auefeld and Hotel Kranichhöhe also offer extensive recreational facilities.  With the exception of the long-term ground leases for the plots on which Hotel Auefeld and Hotel Donauwelle each stands, we own the land and buildings that comprise our casino and hotel assets.

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

Long Range Objectives

With the acquisitions of Hotel Kranichhöhe and Hotel Donauwelle in 2016 and 2017, respectively, our current operations consist of three casinos and five hotels, with four units located in the Czech Republic, three units located in Germany, and one unit in Austria.  Our recent geographic and industry diversification is consistent with our long-range objective of positioning TWC as an international hotel and casino company.

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

Marketing and Sales

During the year ended December 31, 2017, we maintained and enhanced our marketing and promotional programs for our casinos, focusing primarily on internal and customer-oriented loyalty reward programs and greater use of social media and digital communication methods.  In 2017, we strove to offer higher-value amenities and to provide, in the case of our casinos, live entertainment, in an ongoing effort to secure and enhance our competitive position in the markets that we serve.  The casinos’ event calendars concentrated on key, player-tested, popular events and holidays, while simultaneously focusing on higher player-incentive games designed to reward existing players with redeemable points via our Player’s Loyalty Program, and thereby promote customer loyalty.  In addition, we continued to be a benefactor in a number of community and social programs during the year as a way to further promote our image and make a positive contribution to the communities in which we operate.  We also continued our popular, cultural-themed and holiday-related parties, which feature live entertainment, raffles and complimentary grand buffets.  Further, we aggressively targeted key cities in our media campaigns, most notably Vienna, Linz and Regensburg and the areas surrounding these cities for our casinos and Hotel Savannah.  With respect to our three German hotels and one Austrian hotel, we focused our sales efforts on targeting corporate business and other market segments from the surrounding areas and neighboring countries, and worked to cultivate existing and new local and regional business relationships.

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

On June 7, 2016, the President of the Czech Republic signed the 2017 Gambling Act (186/2016 Coll.) (the “Gambling Act”) and the 2017 Gambling Tax Act (187/2016 Coll.) (the “2017 Gambling Tax Act”) (collectively referred to as the “Gambling Acts”).  The Gambling Acts became law on June 15, 2016, when they were published in the official Collection of Laws, maintained by the Czech Ministry of the Interior.  The 2017 Gambling Tax Act became effective on January 1, 2017, and raised the gaming tax rate on technical game (i.e. slot machine or electromechanical roulette or dice) revenues to a “minimum tax,” and raised the tax rate from 28% to 35%, and eliminated the per diem fixed fee of Kč 80 (approximately $3.76) on each slot machine.

The 2017 Gambling Act introduced many new changes, requirements and conditions, that will become effective at various times, some taking effect on the date of enactment, some on January 1, 2017 and certain provisions taking effect upon the renewal of the casino operator’s gambling licenses.  TWC’s 10-year federal gambling license was scheduled to expire at the end of 2018, and its one-year slot operating license expired at the end of 2017, the timing of which required the Company to reapply for both gambling licenses under the new legislation.  Therefore, TWC took all the proper measures to conform to the underlying requirements for each basic gambling license, one to cover live games and the other to cover technical games (e.g. slots).  On November 15, 2017 and December 28, 2017, TWC received from the Ministry of Finance (“MOF”) its gambling licenses for live games and technical games, respectively.  Further, on December 29, 2017, TWC was granted premises licenses in the three municipalities in which it operates.  The Company is also awaiting the Ministry of Finance of the Czech Republic’s final interpretation of certain new measures, some of which were clarified in August 2016.  The Company is also awaiting clarification from the MOF whether a recertification of its casino management system (“CMS”) is required following any upgrades to the CMS.  The notable changes and requirements of the 2017 Gambling Act are as follows:

•

Upon the effective date of the Gambling Act, any gambling operator may apply for a gambling license if it meets all of the following conditions, having: (i) an office in the Czech Republic, in another EU Member state or in a state that is a party to the Agreement on the European Economic Area; (ii) an organizational chart that sets clear and comprehensive definitions of jurisdictions and decision-making powers; (iii) an established board of directors or similar control body; (iv) equity of at least of €2,000,000 (approximately $2.4 million); (v) a transparent and unobjectionable origin of its financial resources; and (vi) a transparent ownership structure.  During the licensing process, confirmation of corporate ownership of the Czech entity and required documents (e.g. criminal and tax records, etc.) from all members of the board of directors and representatives from all levels of the company structure must be furnished to the MOF.

•

A basic, general gambling license from the MOF will be issued for a maximum of six (6) years and a gambling license (i.e. premises license) for each location at which live game and technical game operations are conducted will be issued from local municipality councils for a maximum of three (3) years. Previously, the MOF general gambling licenses for live games had been issued for ten (10) years and for one (1) year for technical games. Licenses can be issued and/or renewed if the Company meets the following pre-existing conditions: (i) the Company and its representatives maintain a clean criminal record and all necessary certifications; (ii) the Company and its representatives pay their taxes and other necessary charges on time; (iii) the Company stays in good standing; (iv) the Company confirms its ability to comply with all technical and supervisory standards required by the new law; and (v) the Company does not disturb public order.  As of December 31, 2017 and the date hereof, TWC was, and is in, compliance with these conditions and thereby has received all required licenses to operate.

•

Individual municipalities and their local councils will be entitled to issue decrees to prohibit or restrict gambling operations, to set permissible hours of gambling operations and designate locations of operations within their respective jurisdictions.  Previously, municipalities, by decree, were allowed to ban gambling operations or set the locations of gambling operations within their respective jurisdictions.  As of December 31, 2017 and the date hereof, TWC was, and is, in good standing with all of the municipalities in which it operates.

•

Gambling operations will not be permitted in proximity to certain premises, such as schools, children’s leisure facilities, health and social care facilities, churches or religious societies.  As of December 31, 2017 and the date hereof, TWC’s existing casinos were, and are, in compliance with this requirement.

•

Gambling operators will be required to follow certain self-restricting measures put in place by individual players.  For instance, an operator must create an individual account for each player, which the player can use to manage his/her gaming expenditures and frequency of play, including a maximum number of casino visits per month.  These accounts must also allow players to set individual limits on gambling activities, including setting maximum bets per day or per calendar month or a maximum amount of net loss per day or per calendar month. Each customer’s identity must be checked against the MOF’s central database of individuals excluded from participation in gambling activities (i.e. blacklisted).  For foreign citizens living in the Czech Republic (expats), the individual account would be valid for only 90 days, following which a reapplication would be required to setup the account.  Some of these provisions will not become effective until one year after the MOF has published a complete technical specification of its central database (gambling operation information system), but the self-restriction provisions for technical games became effective immediately after new gambling licenses were obtained.  In order to meet these self-restricting measures, the Company implemented a casino management system in all of its three casinos in August 2017.

•

Gambling operators will also be required to ban from entry individuals flagged by the MOF and registered in its central database as blacklisted or noted as being “destitute” and on public assistance, bankrupt, subject to an order banning them from gambling under Czech criminal law, or compulsive gamblers. As noted above, this provision will not become effective until one year after the MOF has published a complete technical specification of its central database (gambling operation information system).  No one under age 18 will be allowed on the casino floor.  As of December 31, 2017 and the date hereof, TWC was, and is, in compliance with this age requirement.

•

Gambling operators will not be able to provide for free, or at reduced prices, any benefits to players, including food, beverages, tobacco products or “stimulating substances.”  TWC has been in full compliance with this requirement since January 1, 2018, when its new gambling licenses became effective.

•

Gambling operators will be required to post a sign on each technical game warning that gambling is “harmful”, advising of the amount of the player’s net losses and how long the player has been playing, with a requirement that there be a 15-minute break after every two hours of continuous play.  In the event a player takes the obligatory break earlier than the elapse of two hours of continuous play AND the break is at least 15 minutes, then a new two-hour play period would start.  However, if the break is shorter than 15 minutes, then the break will not qualify as the obligatory 15-minute break, and would not constitute a restart of the two-hour play period.  TWC is in full compliance with this requirement.

•

All customer transactions, such as exchanging money for gambling chips, must be logged and those records must be kept for 10 years, up from five years under the previous law.  TWC extended its record archiving to 10 years to comply with this requirement.

•

The required retention period of all required real time color audio/visual surveillance recordings will increase from three months to 24 months.  The Company has installed new surveillance systems in all its casinos that meet this requirement.

•

Maximum bets for technical games will be increased to Kč 1,000 (about $45) from the current amount of Kč 675 (about $32) and maximum win (or jackpot) per slot machine will be decreased to Kč 500,000 (approximately $23,500) from the current amount of Kč 675,000 (approximately $31,700).  Slot and electromechanical machine vendors/suppliers will be required to incorporate these limit changes into all slots and technical games that they sell/service to the casinos.  Further, a law on limitation of cash payments imposes a maximum daily transaction limit of Kč 270,000 (or approximately $12,700) on cash transactions.  Any slot jackpot payouts exceeding this limit on any given day can only be paid either directly to the player’s bank account or in two per diem payments where the player can pick up the remainder amount on the following day.  TWC was and is in full compliance with this requirement since January 1, 2018, when its new gambling licenses became effective.

•

Casinos must have a minimum of three live games tables and 30 technical games available during operating hours. For each additional live game table, a casino may operate an additional 10 slot or technical game machines.  If a casino has more than 10 live game tables, there is no limit on the number of slot or technical game machines permitted.  All of TWC’s existing casinos each have more than 10 live game tables in operation and are, thereby, already in compliance with this requirement.

•

A gaming bond equal to Kč 10 million (approximately $470,000) will be required to be paid by a casino operator to the MOF for each of its casino units. For operators owning multiple casinos, a minimum bond of Kč 20 million (approximately $940,000) is required, up to a maximum of Kč 50 million ($2.3 million) for any licensee, regardless of the number of casinos owned and operated beyond five casino units.  Previously, only one gaming bond of Kč 22 million ($1.0 million) was required, which was used for all of the existing licenses.  As a condition to acquiring new gaming licenses, the Company provided a new gaming bond of Kč 30 million ($1.4 million) to meet the new bond requirements for its three casinos, resulting in a net increase of Kč 8 million (approximately $381,000) from its existing bond.  Therefore, the casino operator must initially pledge additional funds to secure the new bond requirement, which, for TWC, will amount to Kč 30 million ($1.4 million). TWC posted the additional bond payment in December 2017.  On March 7, 2018, the old gaming bond was cancelled by the MOF and the funds were released free and clear to the Company.

•

Beginning January 1, 2017, any marketing advertisements were required to have a written warning label in Czech language about the damage gambling can do to gambling participants and that gambling participants must be older than 18 years of age.  As of December 31, 2017 and the date hereof, TWC is in full compliance with this requirement.

•	Failure to comply with the new Gambling Act could result in a misdemeanor punishable by fines up to

Kč 1.0 million (approximately $45,000) or an administrative offense punishable by an injunction against the prohibited practice, fines up to Kč 50 million ($2.3 million) and/or asset forfeiture to, or confiscation by, the Czech government, or prohibition of activities in the most serious cases.

We have been, and are currently, in compliance with all such conditions that are currently in effect. See also “Taxation,” below.

There can be no assurance that such licenses, approvals or findings of suitability will be obtained in the future or will not be revoked, suspended or conditioned, or that we will be able to obtain the necessary governmental approvals for our future activities.

Iran Sanctions Disclosure

Pursuant to Section 13(r) of the Exchange Act, if during 2017, TWC or any of its affiliates have engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our Annual Report as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, or ITRA.  Certain of the Iran sanctions were lifted on January 16, 2016.  During 2017, the Company did not engage in any of the law’s enumerated transactions with Iran or with persons or entities related to Iran.

Taxation

Gaming Taxes

As noted above, we are subject to legislative changes that, at times, result in material adverse effects on our results of operations and financial condition.

On June 7, 2016, the President of the Czech Republic signed the Gambling Acts.  The 2017 Gambling Tax Act became effective on January 1, 2017.  The new law raised the gaming tax rate on technical game (i.e. slot machine or electromechanical roulette or dice) revenues to the greater of a “minimum tax,” or 35%, and eliminated the per diem fixed fee of Kč 80 ($3.76) on each slot machine.

This new “minimum tax” on technical games is equal to the product of: (x) the sum of all gambling positions of individual approved terminal devices (such as slot machines, electromechanical roulette and dice machines) permitted for the location of the gambling premises, times (y) Kč 9,200 (approximately $432).  Therefore, if the aggregate tax amount collected from the 35% gaming tax on technical game revenues is lower than the computed “minimum tax,” then the casino operator must pay the “minimum tax” and not the aggregate tax amount collected from the 35% gaming tax.  Otherwise, if the aggregate tax amount collected from the 35% gaming tax on technical game revenues is greater than the computed “minimum tax,” then the casino operator need only pay the aggregate tax amount collected from the 35% gaming tax and not the “minimum tax.”  The gaming tax rate on live game (i.e. cards, roulette or dice) revenues remains unchanged at 23%.  Further, the 2017 Gambling Tax Act modified the tax revenue allocation between the federal government and local municipalities.  A summary table of the 2017 Gambling Tax Act is shown below:

2017 Gambling Tax Act
(in actual amounts)	(Effective from January 1, 2017)
Live Games	23% gaming tax from revenue earned from live games (70% of tax allocated to the federal government; 30% of tax allocated to the local municipality).

Slot and other technical games

The greater of either: (a) the aggregate amount collected from 35% gaming tax from revenue earned from slot and other technical games (35% of tax allocated to the federal government; 65% of tax allocated to the local municipality), or (b) a "minimum tax," calculated as the product of the sum of all gambling positions of individual approved terminal devices referred to in the permit for the location of the gambling premises times Kč 9,200 (approximately $432).

Net Income	No change from the 19% corporate income tax noted below.

On December 15, 2015, the President of the Czech Republic signed an amendment to the Gaming Law that increased gaming tax rates payable by all gaming operators, including TWC, effective January 1, 2016 (the “2016 Gaming Tax Amendment”).  (See TWC’s Form 8-K, dated December 21, 2015).  As a result of this amendment, gaming taxes on live game revenues increased from 20% to 23% and gaming taxes on slot revenues increased from 20% to 28%.  In addition, the amendment increased the fee per slot machine per day to Kč 80 ($3.76) from Kč 55 ($2.58). The amendment became law on December 28, 2015, when it was published as Act No. 380/2015 Coll. in the official Collection of Laws, maintained by the Czech Ministry of the Interior.

2016 Gaming Tax Amendment
(in actual amounts)	(Effective from January 1, 2016 to December 31, 2016)
Live Games	23% gaming tax from revenue earned from live games (70% of tax allocated to the federal government; 30% of tax allocated to the local municipality).

Slots

28% gaming tax from revenue earned from slot games (20% of tax allocated to the federal government; 80% of tax allocated to the local municipality); and a per diem fixed fee of Kč 80 ($3.76) per slot machine (allocated to the federal government).

Net Income	No change from the 19% corporate income tax noted below.

TWC’s gaming-related taxes and fees for the years ended December 31, 2017 and 2016 are summarized in the following table:

	For the Year Ended
(amounts in thousands)	2017	2016

Gaming revenues (excl. ancillary revenues)	$37,462	$44,967

Gaming taxes	$11,754	$12,398
Gaming taxes as % of gaming revenues (above)	31.4%	27.6%

Gaming taxes are payable by the 25th day following the end of each calendar quarter, while corporate income tax is paid by June 30th of the subsequent year.  Estimated quarterly income tax payments are also required since the third quarter of 2013.  TWC was current on all of its Czech tax payments at December 31, 2017 and through the date of this report.

Corporate Income Taxes

Effective January 1, 2012, in conjunction with other changes to gaming tax rates, the Czech government instituted an effective corporate income tax, currently 19.0%, on all income, including gaming income. Prior to the law change, our Czech casino operations were subject only to gaming taxes.  The income tax rate in Germany is approximately 30.0%.  We have no gambling operations in Germany as of the date of the Annual Report.  For the year ended December 31, 2017, the Company incurred a total net income tax expense of approximately $1.1 million, inclusive of a deferred income tax liability of $367,000.  The prior year income tax expense of approximately $2.7 million included a deferred income tax benefit of $130,000.   We did not incur any corporate income taxes in Germany from our hotel operations for the years ending December 31, 2017 and 2016, due to the consolidated losses arising from acquisition-related closing costs incurred in these two years.

On December 22, 2017, H.R. 1, originally known as the Tax Cuts and Jobs Act (the “TCJA”), was enacted in the United States. The TCJA made many significant changes to the U.S. federal income tax laws applicable to businesses and their owners, including stockholders of publicly traded corporations. Pursuant to this legislation, as of January 1, 2018, among other things, (i) the federal income tax rate applicable to corporations is reduced to 21%; (ii) the highest marginal individual income tax rate is reduced to 37% (through taxable years ending in 2025); (iii) the corporate alternative minimum tax is repealed; (iv) the backup withholding rate for U.S. stockholders is reduced to 24% and; (v) there is a migration from a “worldwide” system of taxation to a territorial system.  The deduction of net interest expense is limited for all businesses; provided that certain businesses may elect not to be subject to such limitations and instead to depreciate their real property related assets over longer depreciable lives. The reduced 21% federal income tax rate applicable to corporations will apply to taxable earnings reported for the full 2018 fiscal year. As a result of this legislation, the Company remeasured its deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The Company is still analyzing certain aspects of the TCJA and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.  The provisional amount recorded related to the remeasurement of the Company’s deferred tax balances was $2,810 which was offset fully by the provisional amount recorded related to the reversal of previously established valuation allowances against these deferred tax balances. In addition, the Company recognized $5,203 of tax expense related the deemed repatriation of foreign accumulated earnings.

We are still in the process of evaluating the income tax effect and other changes required by the TCJA that will be effective for our fiscal year 2018. Because we do not generate earnings in the United States, we have not paid U.S. corporate income taxes in 2017 or 2016.

Value Added Taxes

In conformity with the EU taxation legislation, the Czech Republic’s value added tax (“VAT”) has gradually increased from 5%, when that country joined the EU in 2004, to 21%, the effective rate since 2013.  Unlike in other industries, VATs are not recoverable for gaming operations.  The recoverable VAT under the hotel segment was not material for the years ended December 31, 2017 and 2016, respectively.

Our Employees

As of December 31, 2017, we had a total of 629 full and part-time employees, of which 83 work in Ceska; 168 in Route 59; 125 in Route 55; 45 in Hotel Savannah; 32 in Hotel Columbus; 48 in Hotel Auefeld; 56 in Hotel Kranichhöhe; 43 in Hotel Donauwelle; 24 in our shared services offices, located in our Ceska Casino; and five in the Company’s headquarters in New York City, New York.  None of our employees are represented by a union nor are we a party to any labor contract.

Item 1A.   Risk Factors.

We have described below what we currently believe to be the material risks and uncertainties in our business.

Before making an investment decision with respect to our Common Stock, you should carefully consider the risks and uncertainties described below, together with all of the other information included or incorporated by reference in this Annual Report on Form 10-K, including Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” We also face other risks and uncertainties beyond what is described below.  Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.  Further, past financial performance may not be a reliable indication of future performance and historical trends should not be used to anticipate results or trends in future periods. This Annual Report on Form 10-K is qualified in its entirety by these risk factors. If any of the following risks actually occur, our business, financial condition, results of operations and prospects could be materially and adversely affected. If this were to happen, the value of our Common Stock could decline significantly. You could lose all or part of your investment.

The proposed Merger may not be completed within the expected timeframe, or at all, and the failure to complete the Merger could adversely affect our business, operating results, liquidity and financial condition, and the price of our Common Stock.

On March 2, 2018, the Company entered into an Agreement and Plan of Merger (the ‘‘Merger Agreement’’) with FEC Overseas Investment (UK) Limited, a limited company formed under the laws of the United Kingdom (the “Parent”), and FEC Investment (US) Limited, a Nevada corporation and wholly-owned subsidiary of Parent and Far East Consortium Limited, a Cayman Islands limited company that is party solely for the limited purposes set forth in the Merger Agreement. The Merger Agreement is an executory contract subject to closing conditions beyond our control, and there is no guarantee that these conditions will be satisfied in a timely manner or at all. Completion of the Merger is subject to various conditions. If any of the conditions to the proposed Merger are not satisfied (or waived by the other party), the Merger may not be completed. In addition, we could be required to pay to the Parent a fee equal to $1,500,000 or transaction expenses up to $700,000 in the aggregate, if the Merger Agreement is terminated under certain limited circumstances more thoroughly described in the Merger Agreement. If we fail to complete the Merger our business, operating results, liquidity and financial condition, and the price of our common stock, could be materially adversely affected.

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

In early January 2016, the MOF imposed a ban on certain types of marketing and promotional events, under the stipulation that the operation of these promotional events were in violation of gaming law. The ban affected all casinos operating in the Czech Republic.  In late September 2016, the MOF reversed its position and removed the ban for all casino operators.  Although the temporary ban did not materially affect the Company’s casino operating results, any other similar actions by the MOF could have a negative impact on the Company’s business, operating results and prospects.

Moreover, legislation to prohibit, limit, or burden our gambling business have been introduced via the recent Gambling Acts and may be further introduced in the future in the Czech Republic or elsewhere where gambling has been legalized. In addition, from time to time, legislators and special interest groups (which may include our competitors) have proposed legislation that would expand, restrict or prevent gambling operations or which may otherwise adversely impact our operations in the jurisdictions in which we operate. Any expansion of gambling or restriction on or prohibition of our gambling operations, increase in gaming taxes, or enactment of other adverse regulatory changes could have a material adverse effect on our business, financial condition, operating results and prospects.

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

Taxation of gambling operations

Gambling operators are typically subject to significant taxes, which may increase at any time. Material increases in these taxes or fees have and would adversely affect our business, results of operations, financial condition and prospects. The Czech Republic currently has a number of laws related to various taxes imposed by governmental authorities. Applicable taxes include VAT, gaming tax, corporate income tax, and payroll (social) taxes.  In December 2011, the Czech government passed sweeping gaming tax legislation that became effective in 2012.  In this new tax law, the government eliminated the “charity contribution tax” scheme and, in lieu of it, changed the existing revenue-based, tiered rate gaming tax structure to a flat 20% gaming tax on all gambling revenues, plus an applicable corporate income tax of 19% on adjusted net income derived from any revenue sources, including gambling.  These tax law changes have negatively and materially impacted our results of operations since 2012.

In December 2015, the Czech government passed an amendment to the gaming tax law which effectively and significantly raised the gaming tax rates.  The amendment was effective for the calendar year 2016 and forward. See also “Gaming Tax” section under “Taxation” above. These tax law changes, together with other legal compliance areas (for example, customs and currency control matters) are subject to review and investigation by a number of different Czech governmental authorities, which are authorized by law to impose fines, penalties and interest charges.  These reviews may create additional tax risks that, if applied to TWC, could have a material adverse effect on our business, results of operations, financial condition and prospects.

On June 7, 2016, the President of the Czech Republic signed the Gambling Acts.  The Gambling Acts became law on June 15, 2016, when they were published in the official Collection of Laws, maintained by the Czech Ministry of the Interior.  The 2017 Gambling Tax Act became effective on January 1, 2017, raised the gaming tax rate on technical game (i.e. slot machine or electromechanical roulette or dice) revenues to a “minimum tax,” raised the tax rate from 28% to 35%, and eliminated the per diem fixed fee of Kč 80 ($3.76) on each slot machine.  See “Taxation – Gaming Taxes,” above.  This new tax law will have a material adverse effect on our net income for our fiscal year ended December 31, 2017.

General economic trends are unfavorable

The worldwide economic downturn in 2009 and the anemic economic growth that followed as well as the current debt and immigrant and terrorism crises in the EU has, and may, in the future, continue to have a negative impact on our financial performance.  Lingering adverse economic conditions in local, regional, national and global markets could negatively impact our operations in the future. During periods of economic contraction like that recently experienced, certain costs can remain fixed or even increase, while revenues decline. The gambling services we provide are similar to other leisure activities in that they depend on personal discretionary expenditures, which are likely to decline during economic downturns. Continued adverse developments affecting economies throughout the world, and particularly in Europe, including a general tightening of the availability of credit, increasing interest rates, unemployment, deflation, political or economic turmoil, government debt crises, acts of war or terrorism, natural disasters, declining consumer confidence or significant declines or volatility in world stock markets could lead to a further reduction in discretionary spending on entertainment and leisure activities, which could adversely affect our business, financial condition, results of operations and prospects.  In some cases, even the perception of an impending economic downturn or the continuation of a recessionary climate can be enough to discourage consumers from spending on leisure activities. We cannot predict at this time what the full effect and extent of the extended period of slow-growth in Europe will be on our business, financial condition, or results of operations.

We face significant competition

We operate in the highly competitive gaming industry with a large number of participants, many of which have financial and other resources that are greater than ours. The gaming industry faces competition from a variety of sources for discretionary consumer spending including spectator sports and other entertainment and gaming options, as well as home entertainment alternatives. Competitive gambling activities include traditional casinos, video lottery terminals, internet gaming, sports betting, state-sponsored lotteries and other forms of legalized and illegal gambling in the Czech Republic, Germany, Austria and in other jurisdictions.  Moreover, these established gambling jurisdictions could award additional gaming licenses or permit the expansion of existing gambling operations. If additional gaming opportunities become available near our operations, such gaming opportunities could have a material, adverse impact on our business, financial condition, results of operations and prospects.

Additionally, internet gaming and wagering is growing rapidly and is affecting competition in our industry.  Web-based businesses may offer consumers a wide variety of events to wager on, including other games, racetracks, sporting and even e-sporting events. Unlike most web-based gaming companies, we pay taxes in the jurisdictions in which we operate and our operations require ongoing capital expenditures for both their continued smooth operations, maintenance, renovation and growth. We could also face significantly greater costs in operating our business compared to these “virtual” internet gaming companies. We cannot offer the same number of gaming options as internet-based gaming companies. Many internet-based gaming companies are located off-shore and avoid regulation under applicable Czech laws. These companies may divert wagering dollars from live wagering venues, such as our casinos. The continued growth and success of these on-line ventures could have a material, adverse impact on our business, financial condition, results of operations and prospects.

Our principal hotel competitors are other operators of full-service and select-service properties, including other major hospitality chains with well-established and recognized brands and integrated reservation systems.  We also compete against smaller hotel chains and privately owned hotels.  If we are unable to compete successfully, our revenues or profits may decline or our ability to maintain or increase our market share may be diminished.  We compete for guests based primarily on location, customer satisfaction, room rates, quality of service, amenities, and quality of accommodations.  Most of our competitors are larger than we are, based on the number of properties they manage, franchise or own, or based on the number of rooms or geographic locations where they operate.  Many of our competitors also have recognizable brands, participate with online travel merchants and have a large number of members participating in their guest loyalty programs which may enable them to attract more customers and more effectively retain such guests.  Our competitors generally also may have greater financial and marketing resources than we do, which could allow them to improve their properties and expand their marketing efforts in ways that could affect our ability to compete for guests effectively.  If we are unable to successfully compete against competitors in our market areas, it will have a material adverse effect on our business, financial condition, results of operations and business prospects.

Fluctuations in currency exchange rates could adversely affect our business

Our facilities in the Czech Republic represent a significant portion of our business, and the revenue generated is generally denominated in EUR and the expenses incurred by these facilities are largely denominated in CZK, while revenues and expenses from our three hotels in Germany and one hotel in Austria are denominated in EUR.  The potential depreciation in the value of either of these currencies against the USD would adversely impact the revenue and operating profit from our operations when translated into USD, which would have a corresponding effect on our consolidated results of operations.  (See also “Item 7A. Quantitative and Qualitative Disclosure about Market Risk — Foreign Currency Exchange Rate Risk”).  We do not currently hedge our exposure to fluctuations of these foreign currencies, and there is no guarantee that we will be able to successfully hedge any future foreign currency exposure, if we subsequently choose to do so in the future.

We are subject to the business, financial and operating risks inherent to the hospitality industry

Our hotel segment is subject to a number of business, financial and operating risks inherent to the hospitality industry, including:

•

financing risks, including the risk of leverage and the corresponding risk of default on our existing indebtedness and potential inability to refinance or extend the maturities of our existing indebtedness;

•	levels of spending for business and leisure travel, as well as consumer confidence;
•	changes in consumer trends and preferences, particularly by younger consumers;
•	changes in taxes and governmental regulations that influence or set wages, prices, interest rates or construction and maintenance procedures and costs;
•	hostilities, including future terrorist attacks, or fear of hostilities that affect travel;
•	the degree and nature of our competition, including their marketing power, loyalty programs and integrated reservation systems, most of which may be more advanced and better financed than ours;
•	the costs and administrative burdens associated with complying with applicable laws and regulations;
•	the costs or desirability of complying with local practices and customs;
•	the availability and cost of capital necessary for us to fund acquisitions, investments, capital expenditures and service debt obligations;

•	delays in or cancellations of planned or future acquisition or development projects;
•	foreign exchange rate fluctuations;
•

changes in operating costs, including, but not limited to, interest rates, energy, food, workers’ compensation, benefits, insurance and unanticipated costs resulting from statutory requirements and/or force majeure events;

•	increases in cost for healthcare coverage for employees and potential government regulation in respect of health coverage;
•	shortages of labor or labor disruptions;
•	shortages of desirable locations for acquisition or development;
•	unrealistic purchase prices set by vendors; and
•	the ability of third-party internet travel intermediaries to attract customers for our properties.

Any of these factors could substantially decrease customer stays, increase our costs of doing business or limit or reduce the prices we charge for our hospitality products or services, including the rates our properties charge for accommodations. These factors can also affect our ability to develop or acquire new properties or maintain and operate our existing properties. As a result, any of these factors can reduce our profits and limit our opportunities for growth.  Many of these risk factors apply to our casino segment as well.

Need to diversify

Prior to 2014, all of our operations were primarily located in the Czech Republic.  Therefore, any future adverse legislation in the Czech Republic may have an adverse impact on our Czech operations, financial results, financial condition and prospects.  In an attempt to minimize this risk, we acquired Hotel Columbus in Seligenstadt, Germany, in September 2014, Hotel Auefeld in Hann. Münden, Germany, in June 2015, Hotel Kranichhöhe in Much, Germany, in December 2016, and Hotel Donauwelle in Linz, Austria, in March 2017.  However, all of our operations are in the EU and are exposed to legislative risk from the Council of the European Union, as well as from the individual countries in which we operate.

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

Climate impact

The operations of our facilities are subject to disruptions or reduced patronage as a result of severe weather conditions, natural disasters and other casualty events, including loss of service due to casualty, forces of nature, mechanical or electrical or telecommunications failure, traffic and road conditions, extended or extraordinary maintenance, flood, wind, snow, ice or other severe weather conditions.  As the majority of our casino clientele travel from German and Austrian border regions by automobile, we are highly dependent on the volume and frequency of these players’ visitations.  Inclement weather conditions on the roads to our casinos can serve to substantially reduce the number of visitations, which occurred between December 2016 and February 2017.  On the other hand, warm and favorable outdoor weather can also divert players to alternative activities, such as family outings.  The frequency and strength of any of these aforementioned climate conditions could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

We do not currently have cyber insurance policies to provide supplemental coverage above the coverage of our general liability insurance policies. Despite various precautionary steps to protect our casinos and hotels from losses resulting from cyber-attacks, however, any occurrence of a cyber-attack could result in losses at our properties, which could affect our operations. To date, we are not currently aware of any cyber incidents that we believe to be material or that could have a material adverse effect on the business, financial condition, results of operations or prospects of the Company.

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

Dilutive effect of options, restricted stock and deferred stock compensation

As of March 26, 2018, there were options outstanding to purchase 665,000 shares of our Common Stock, plus 734,232 shares issuable under the Company’s Deferred Compensation Plan and 25,000 shares of performance-tied restricted stock, which, if all were vested and exercised, would represent 13.8% of the 10,303,243 fully-diluted shares outstanding as of such date.  The issuance of such securities would have a dilutive effect on any earnings per share that we may generate when the earnings per share are evaluated on a fully-diluted basis.

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

We deal with significant amounts of cash in our operations and are subject to various reporting and anti-money laundering laws and regulations. Recently, European and U.S. governmental authorities have evidenced an increased focus on the gambling industry and compliance with anti-money laundering laws and regulations.

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

Three stockholders exert control over the Company

Three stockholders, Value Partners, Ltd., the Wynnefield Funds and the Miller Funds own 87.9% of our voting common stock and each has representation on our Board of Directors. Accordingly, these stockholders exert a controlling interest on all matters relating to the future operations and direction of the Company, including the approval of significant corporate transactions.

Item 1B.   Unresolved Staff Comments.

None.

Item 2.     Properties.

A summary of our properties as of March 26, 2018 is presented below in square feet and in square meters:

Property Name	City/Town	Country	Owned/Leased	Square Feet	Square Meters
TWC Corporate Offices	New York	United States	Leased	1,915	178

Ceska (1)	Ceska Kubice	Czech Republic
Total Plot #1 - Casino & Land			Owned	40,221	3,738
Casino Building - footprint				25,426	2,363
Parking & Landscape				6,596	613
Vacant Land				8,199	762
Parking & Landscape			Leased	64,366	5,982
Staff Housing			Leased	15,871	1,475

Folmova Vacant Land (1)	Folmova	Czech Republic	Owned	210,175	19,533

Route 55 (1)	Dolni Dvoriste	Czech Republic
Total Plot #1 - Casino & Land			Owned	365,410	33,960
Casino Building - footprint				20,315	1,888
Vacant Land				345,095	32,072
Total Plot #2 - Vacant Land (total 14,497 m2) (50% owned by Czech Federal Government)			50% Owned	77,999	7,249
Total Plot #3 - Vacant Land			Owned	352,153	32,728
Parking & Landscape			Owned	176,604	16,413
Staff Housing I			Leased	4,756	442
Staff Housing II			Leased	6,155	572

Route 59 Complex (1)	Hate/Znojmo	Czech Republic
Total Plot #1 - Casino & Land			Owned	476,916	44,323
Casino Building - footprint				25,512	2,371
Parking & Landscape				53,628	4,984
Vacant Land				397,776	36,968
Total Plot #2 - Hotel Savannah			Owned	91,923	8,543
Hotel Building - footprint				32,463	3,017
Parking & Landscape				48,700	4,526
The Spa at the Hotel Savannah - footprint				10,760	1,000
Staff Housing			Leased	17,151	1,594

Hotel Columbus (2) (3)	Seligenstadt	Germany
Total Plot #1 - Hotel & Land			Owned	37,638	3,498
Hotel Building - footprint				18,303	1,701
Parking & Landscape				7,693	715
Vacant Land				11,642	1,082
Total Plot #2 - Columbus Parking			Owned	11,298	1,050
Parking & Landscape				7,532	700
Vacant Land				3,766	350
Total Plot #3 - Columbus Parking			Leased	1,883	175
Parking				1,883	175

Hotel Auefeld (2) (4)	Hann. Münden	Germany
Total Plot - Land			Leased	86,080	8,000
Hotel Building - footprint			Owned	38,930	3,618
Event Hall			Owned	12,912	1,200
Indoor Tennis			Owned	25,824	2,400
Townhouse			Owned	3,863	359
Fitness center			Owned	4,551	423
Hotel Parking & Landscaping			Leased	220,440	20,487

Hotel Kranichhöhe (2) (5)	Much	Germany
Total Plot - Hotel & Land			Owned	259,209	24,090
Building I - footprint (main hotel)				16,140	1,500
Building II - footprint (conference center)				11,083	1,030
Building III - footprint (fitness center)				7,317	680
Tennis Hall				20,982	1,950
Outdoor Tennis				12,159	1,130
Hotel Parking & Landscaping				191,528	17,800

Hotel Donauwelle (2) (6)	Linz	Austria
Total Plot - Land			Leased	26,685	2,480
Hotel Building - footprint (main hotel)			Owned	19,110	1,776
Outdoor Restaurant			Owned	7,575	704

Total Square Feet/Meters Owned:				2,212,311	205,605
Total Square Feet/Meters under control:				2,571,533	238,990

(1)	Casino segment.
(2)	Hotel segment.
(3)	This property is subject to a bank loan from Bank Sparkasse Langen-Seligenstadt. See Note 4 of the Notes to the Consolidated Financial Statements, included in this Annual Report in Part II, Item 8.
(4)

TWC owns all buildings and facilities, but all underlying land is leased from the County of Göttingen.  This property is subject to two loans: Bank Sparkasse Hann. Munden bank loan and a seller-carried loan.  See Note 4 of the Notes to the Consolidated Financial Statements, included in this Annual Report in Part II, Item 8.

(5)	This property is subject to a bank loan from Bank Kreissparkasse Köln. See Note 4 of the Notes to the Consolidated Financial Statements, included in this Annual Report in Part II, Item 8.
(6)	This property is subject to a bank loan from Erste Bank. See Note 4 of the Notes to the Consolidated Financial Statements, included in this Annual Report in Part II, Item 8.

Our Corporate Offices

Our corporate offices are located at 545 Fifth Avenue, Suite 940, New York, New York, USA, occupying 1,915 square feet of office space pursuant to a five-year lease, expiring in March 2020.

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

In June 2015, we acquired a 93-room four-star hotel, Hotel Auefeld, located in Hann. Münden, Germany.  The hotel includes extensive meeting space and recreational amenities and features three food and beverage outlets, 10 meeting rooms, an adjoining 12,912 square foot event hall, and an adjoining tennis complex with four indoor courts; several additional recreation areas; and an independent townhouse comprised of one four-room and one six-room apartment.   The Company owns all the buildings and facilities, but the underlying land is leased from the County of Göttingen.

In December 2016, we acquired a 107-room three-star hotel, Hotel Kranichhöhe, located in Much, Germany. The hotel was subsequently upgraded to a four-star rating on June 27, 2017.  The hotel includes three food and beverage outlets; 18 meeting rooms; a wellness center and spa; a fitness center with an indoor swimming pool; an adjoining tennis complex with two indoor courts and two outdoor courts; and a “beach” volleyball court.  The Company is investing approximately $1.9 million to update and partially renovate the hotel.

Austria

On March 1, 2017, TWC acquired a four-star business hotel located in Linz, Austria. The hotel is situated on the banks of the Danube River in Linz, approximately 35 minutes driving time from our Route 55 Casino. The assets acquired included the ground lease rights through March 2062 to the plot upon which the hotel building stands, and the building contents. The hotel features 176 rooms, six meeting/banquet rooms, a 120-seat restaurant, a 40-seat bar, a 100-seat outdoor terrace, and a spa and gym room. The hotel was under management contract with Steigenberger Hotels AG until September 30, 2017, the contract termination date. TWC assumed active management on October 1, 2017 and renamed the hotel, “Hotel Donauwelle.”

Item 3.     Legal Proceedings.

We may be, from time to time, a party to various legal proceedings and administrative actions, all arising from the ordinary course of our business.  We are not currently involved in any material legal proceeding nor were we involved in any material litigation during the year ended December 31, 2017 and through the date of the filing of this report.

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

The following graph illustrates a five-year comparison of cumulative total return performance of our Common Stock from December 31, 2012 through December 31, 2017, and compares it to the cumulative total return of the “NASDAQ Composite” and the “S&P SmallCap 600” indices.   The comparison assumes a $100 investment on December 31, 2012, in our Common Stock and in each of the foregoing indices, and assumes reinvestment of dividends, if any.  We paid no dividends during this period.

Five-Year Comparison of Cumulative Total Return Performance

$325.00
$300.00
$275.00
$250.00
$225.00
$200.00
$175.00
$150.00
$125.00
$100.00
$75.00
$50.00

	2012	2013	2014	2015	2016	2017
TWOC.OB	$100.00	$93.11	$122.55	$96.03	$222.49	$153.11
NASDAQ Composite	$100.00	$138.32	$156.85	$165.84	$178.28	$228.63
S&P SmallCap 600	$100.00	$139.65	$145.85	$140.95	$175.83	$196.46

The above table is not intended to forecast future performance of our Common Stock.

Market Prices and Liquidity

As of March 26, 2018, the closing price of our Common Stock as quoted by the OTCQB was $3.94 per share.  The following table sets forth the high and low prices of the Company’s Common Stock for fiscal years 2016 and 2017 as quoted on OTCQB. All such quotations reflect inter-dealer prices, without retail mark up, mark down or commission, and may not represent actual transactions.  There is minimal market liquidity for our Common Stock, as 87.9% of the stock was, as of March 26, 2018, held by institutional investors.  Thus, infrequent and minor trades can occur, which typically precipitate wide spreads in the “bid” and “ask” quotes of our Common Stock, on any given day.

Common Stock	High	Low
2016
First Quarter	$3.02	$2.25
Second Quarter	$3.76	$2.85
Third Quarter	$4.75	$3.52
Fourth Quarter	$6.00	$4.25
2017
First Quarter	$7.20	$5.90
Second Quarter	$7.25	$5.45
Third Quarter	$6.05	$4.85
Fourth Quarter	$5.85	$3.35

As of March 26, 2018, there were 8,879,011 outstanding shares of Common Stock held of record by approximately 200 shareholders and outstanding options to purchase an aggregate of 665,000 shares of Common Stock, of which 463,750 were exercisable.  At such date, there were also 25,000 shares of unvested/unissued restricted stock.  In addition, there were 734,232 shares of Common Stock issuable under the Company’s Deferred Compensation Plan at March 26, 2018.

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

The issuance of the shares of the Company’s Common Stock to Mr. Ramadan were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act of 1933, as amended (the “Securities Act”) and in Section 4(a)(2) of the Securities Act, based on the following: (a) Mr. Ramadan confirmed to the Company that he was an “accredited investor,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) Mr. Ramadan confirmed to the Company that he was acquiring the Common Stock for his separate personal account and not with a view towards distribution or sale thereof; (c) there was no public offering, advertising or general solicitation with respect to the issuance of the Common Stock; (d) the Company instructed its Transfer Agent and Registrar to issue share certificates representing the Common Stock to Mr. Ramadan that contain a legend putting the public on notice that such shares are “restricted securities;” and (e) Mr. Ramadan confirmed in writing to the Company that the shares of Common Stock being issued have not been registered under the Securities Act or any state securities laws, and are “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and the Common Stock can only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

On March 17, 2017, upon achieving the designated earnings per share targets pursuant to the terms of his July 2005 restricted stock grant, Mr. Rami S. Ramadan, the Company’s CEO, was issued an additional 25,000 shares of the Company’s Common Stock.  As this was a compensatory stock grant, there were no proceeds to the Company.  The issuance of these shares were under the same exemptions and stipulations stated above.

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

Income statement data:
	Year Ended December 31,
(in thousands)	2017	2016	Variance $	Variance %
			(unaudited)	(unaudited)
Revenues, by department:
Gaming	$38,874	$46,556	$(7,682)	(16.5)%
Rooms	8,449	3,771	4,678	124.1%
Food & beverage	5,843	2,598	3,245	124.9%
Spa and other departments	437	132	305	231.1%
Other revenue	505	181	324	179.0%
Total revenues	54,108	53,238	870	1.6%

Cost of revenues, by department
Gaming	24,364	24,764	(400)	(1.6)%
Rooms	3,629	1,307	2,322	177.7%
Food & beverage	4,958	2,351	2,607	110.9%
Spa and other departments	479	145	334	230.3%
Other costs	212	106	106	100.0%
Total cost of revenues	33,642	28,673	4,969	17.3%

Gross operating profit	20,466	24,565	(4,099)	(16.7)%

Overhead expenses:
Selling, general and administrative	11,237	8,839	2,398	27.1%
Corporate expense	4,029	4,396	(367)	(8.3)%
Depreciation and amortization	2,802	2,220	582	26.2%
Total overhead expenses	18,068	15,455	2,613	16.9%

Operating income	2,398	9,110	(6,712)	(73.7)%

Other income (expense)
Interest expense	(417)	(243)	(174)	(71.6)%
Other income (expense)	802	124	678	546.8%
	385	(119)	504	423.5%

Income before foreign income tax	2,783	8,991	(6,208)	(69.0)%

Foreign income taxes	(898)	(2,668)	1,770	66.3%

Net income	$1,885	$6,323	$(4,438)	(70.2)%

Balance sheet data:

Total assets	$84,726	$66,104
Total debts	$16,260	$11,478
Total liabilities	$27,261	$20,448
Stockholders’ equity	$57,465	$45,656

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Information set forth in this discussion and analysis (as well as in other sections of this Form 10-K) contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. Forward-looking statements are typically identified by the use of terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “should,” “will,” and similar words, although some forward-looking statements are expressed differently. The Private Securities Litigation Reform Act of 1995 (the “PSLRA”) provides certain “safe harbor” provisions for forward-looking statements.  All forward-looking statements made in this Annual Report on Form 10-K are made pursuant to the PSLRA. The reader is cautioned that such forward-looking statements are based on information available at the time and/or management’s good faith belief with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct.  Important factors that could cause actual results to differ materially from expectations include but not be limited to those factors described in Item 1A, “Risk Factors” of this Annual Report on Form 10-K.  Forward-looking statements speak only as of the date the statement was made.  We assume no obligation to update forward-looking information to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information.

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

Performance Measures and Indicators

In discussing the consolidated results of operations, we may use or refer to performance measures and indicators that are common to the gaming industry, such as: (i) total drop, the dollar value of gaming chips purchased in a given period; (ii) drop per head (“DpH”), the per guest average dollar value of gaming chips purchased; (iii) slot revenue per head, the per guest average dollar value of revenue generated in our slot machines; (iv) our net win, the difference between gaming wagers and the amount paid out to patrons; and (v) our win percentage (“WP”), the ratio of net win to total drop, or commonly referred to as the “hold percentage.”  We may also use or refer to performance measures and indicators common to the hospitality industry, such as: (i) occupancy rate, the percentage derived from rooms sold to available rooms; (ii) average daily rate (“ADR”), the average of room rental rates paid per day; (iii) revenue per available room (“RevPAR”), revenue generated per available room; and (iv) total revenue per available room (“TRevPAR”), total revenue per available room.  In this report and in our quarterly and annual earnings releases, we may use or refer to another performance measure, earnings before income taxes, depreciation and amortization (“EBITDA”).  All of these measures and indicators are non-GAAP financial measures that we believe provide useful information to investors and potential investors, as well as to others who might be interested in purchasing shares of our Common Stock. This belief is based on conversations and meetings our management has had with our investors where the substance of these talks has typically centered on historical and prospective EBITDA measurements. Based on management’s observations, even though the EBITDA and other noted measurements are not “GAAP,” they do enhance investors’ understanding of the Company’s business. In short, these performance measurements give an analytic view of the Company’s operational earnings and EBITDA, in particular, reflects earnings on a cash-basis, excluding the impact of debt obligations, taxes and (non-cash) depreciation and amortization.

New Gambling Acts and their Impact

On June 7, 2016, the President of the Czech Republic signed the Gambling Acts.   In addition to the gambling tax rate increase imposed by the 2017 Gambling Tax Act, the 2017 Gambling Act sets other conditions in order to obtain a gambling license and subsequent compliances to maintain such license.  These new laws have had and will have broad impact on the Company’s daily operations and results of operations.  The Company cannot determine the full impact of these Gambling Acts until they are fully implemented by the MOF and at least a full year of the Company’s operation under these Acts has passed.  (See also sections “Taxation” and “Regulations and Licensing” in Item 1. “Business.”

Exchange Rates

Due to the fact that the Company’s operations are located principally in three EU countries, the Czech Republic, Germany and Austria, our financial results are subject to the influence of fluctuations in foreign currency exchange rates.  The revenue generated by our Czech operations is generally denominated in EUR and the majority of the expenses incurred by these facilities are generally denominated in the local currency, the CZK, while both the revenue and expenses from our three German hotels and one Austrian hotel are denominated in EUR.  As our primary reporting subsidiary, TWH&E, is a Czech entity, all revenues and expenses, regardless of sources of origin, including those of the German hotels, are recognized in the Czech currency and translated to USD for reporting purposes.  A substantial change in the value of either the CZK and/or the EUR in relation to each other and/or to the value of the USD would have an impact on the results from our operations when translated into USD.  In other words, the higher the value of the foreign currency, the greater the positive impact on the Company’s results of operations and vice versa.  We do not hedge our foreign currency holdings (see also “Item 7A - Quantitative and Qualitative Disclosures about Market Risk”).

The actual 2017 and 2016 operating results in local currency for the Czech casino units and Hotel Savannah were converted to USD using the average of the daily exchange rates of each month in the reporting periods, while the monthly operating results of the hotel segment were converted from EUR to CZK, then converted to USD, using the respective average of the daily exchange rates of each month in the reporting periods.  The monthly average exchange rates for the CZK versus the USD and EUR, respectively, are presented in the following graphical chart.

The balance sheet totals of our foreign subsidiaries at December 31, 2017 were converted to USDs using the prevailing interbank exchange rates, as found at www.oanda.com, which are depicted in the following table.

As Of	USD	CZK	EUR
December 31, 2017	1.00	21.291	0.835
December 31, 2016	1.00	25.639	0.950

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

We have determined that the following accounting policies and related estimates are critical to the preparation of our Consolidated Financial Statements:

Goodwill

Goodwill represents the excess of the cost of the Company’s subsidiaries over the fair value of their net assets at the date of acquisition.  In the Czech Republic, this consists of the Ceska casino and a parcel of land in Hate (upon a portion of which the Route 59 Casino and Hotel Savannah are situated).  In Germany, it consists of the Hotel Auefeld.  Goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test.  Goodwill impairment tests require the Company to first assess qualitative factors, which include macroeconomic conditions, financial performance, and industry and market considerations, to determine whether it is necessary to perform a two-step quantitative goodwill impairment test.  TWC assesses the potential impairment of goodwill annually, as of September 30th, and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Upon completion of such review, if impairment is found to have occurred, a corresponding charge to earnings will be recorded.  In light of the recent acquisition of German assets, TWC’s allocation of its Czech goodwill over two geographical reporting units, which are components of the casino segment, have been classified as the “Pilsen reporting unit” (“PRU”), which consists of the Ceska casino, and the “South Moravia reporting unit” (“SMRU”), which consists of the land in Hate. The German goodwill is derived from the Hotel Auefeld, and is represented by the “Lower Saxony reporting unit” (“LSRU”).

As required, we performed the required annual assessment at September 30, 2017 and 2016, respectively, and determined that goodwill was not impaired in either assessment.  There were no indicators of impairment present during the fourth quarter of 2017 and 2016; therefore we determined that there was no need to perform a goodwill impairment test at December 31, 2017 and 2016.  We expect to perform our next required annual assessment of goodwill during the third quarter of 2018.  (See also the Notes to the Consolidated Financial Statements, included in this Annual Report in Part II, Item 8).

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

Results of Operations

The following discussion and analysis relates to our consolidated results of operations for the years ended December 31, 2017 and 2016.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

	Year Ended December 31,
(in thousands)	2017	2016	Variance $	Variance %
			(unaudited)	(unaudited)
Revenues, by reporting segment:
Casino	$40,747	$48,262	$(7,515)	(15.6)%
Hotel	13,361	4,976	8,385	168.5%
Total revenue	54,108	53,238	870	1.6%

Operating expenses:
Casino	25,618	25,879	(261)	(1.0)%
Hotel	8,024	2,794	5,230	187.2%
Selling, general and administrative	11,237	8,839	2,398	27.1%
Corporate expenses	4,029	4,396	(367)	(8.3)%
Depreciation and amortization	2,802	2,220	582	26.2%
Total operating expenses	51,710	44,128	7,582	17.2%

Operating income	2,398	9,110	(6,712)	(73.7)%

Interest expense	(417)	(243)	(174)	(71.6)%
Other income	802	124	678	546.8%

Income before income taxes	2,783	8,991	(6,208)	(69.0)%

Income tax expense	(898)	(2,668)	1,770	66.3%

Net income	$1,885	$6,323	$(4,438)	(70.2)%

For the year ended December 31, 2017, we generated $54.1 million in consolidated total revenues, which was 1.6%, or $870,000, higher than in the previous year, attributable in large part to the year-over-year (“YOY”) revenue improvements in our hotel segment, coupled with the recent acquisitions of Hotel Donauwelle in March 2017 and Hotel Kranichhöhe in December 2016.  The casino segment revenue decline in 2017 was due primarily to the negative impact of implementations of new measures required by the Gambling Acts.  These new regulations included marketing and promotional restrictions as well as the following:  i) the implementation in August 2017 of a CMS, as required by the 2017 Gambling Act, in all of our casinos, which posed an unforeseen challenge as a sizable number of our casino clients had initial concerns regarding the CMS’s ability to track the gambling activities of all players; ii) the  implementation in July 2017 of the EU-directed, Czech government-mandated Anti-Money Laundering (“AML”) registration forms requiring all players to affirm in writing that his/her funds do not support criminal or terrorist activities, nor have his/her funds been sourced from criminal or terrorist activities (a standard verification practice in other EU casinos for many years); iii) a decrease of 2.9 percentage points (“ppts”) in consolidated WP versus the consolidated WP in the prior year, due to proportionally higher losses to regular players; iv) the impact of a new competitor for one of our larger casinos, Route 55; and v) the negative impact of the indoor smoking ban that became effective on May 31, 2017. These new regulations were perceived by many of our customers to have created an entirely different casino experience/environment. Our guests were initially not accustomed to, or comfortable with, these changes and as a result, reduced their visitation and play. Consequently, our casino attendance and business volume was negatively impacted during the second half of 2017, when compared with the prior year.  Consolidated live game revenue fell by 20.0%, when compared with the prior year, due primarily to an 16.1% decline in live game attendance, despite a 10.8% increase in DpH.  Our consolidated slot revenue decreased by 15.3% year-over-year (“YOY”), but with only a 0.4% decrease in slot attendance.  Not affected by the changes in the Czech gambling laws, Hotel Savannah and Spa saw a 9.7% YOY increase in total revenue, mainly from a 6.5 ppts improvement in room occupancy rate and a 7.8% increase in TRevPAR.  Our hotel segment, which consists of the three German hotels and one Austrian hotel, contributed approximately $13.4 million, or 24.7%, of our consolidated total revenue for 2017.

Operating expenses in the casino segment increased proportionally in the gaming tax category due to the tax rate increase from 28% to 35% on slot revenue in 2017.  Our slot lease expense was approximately $3.0 million versus $2.4 million in 2016 due to a net addition of 80 slot machines on leases, over the course of the operating year.  The operating expenses of the hotel segment increased by 187.2% over the prior year, largely from the addition of Hotel Donauwelle in 2017 and the one-month that Hotel Kranichhöhe was on the books in 2016, as well as for the launching and establishment of the Trans World Hotels hotel brand across all of its hotel properties.  We also incurred non-capitalizable expenses related to renovations of the guest rooms and certain public areas in Hotel Donauwelle and Hotel Kranichhöhe in 2017 and the staggered rollout of the hotel management system (“HMS”) in all hotel properties, which was completed in Hotel Donauwelle in October 2017, followed by Hotel Kranichhöhe in February 2018 and is scheduled to be installed in March 2018 for Hotel Auefeld, May 2018 for Hotel Columbus, and finally October 2018 for Hotel Savannah.  We do not currently have a loyalty/frequent traveler program for our hotels.

Unlike in U.S.-based casinos, visitors to the TWC’s casinos are required by Czech law to register with our CMS at the entrance reception by presenting acceptable forms of picture identification, which effectively permits the Company to track the frequency of their visits, the drop of slot players, and to a limited extent, the duration of each visit.

As an incentive to our players, the Company offers a “loyalty” program, which is administered by our CMS, whereby players earn points (i.e. “Loyalty Points”), according to the volume and duration of their play that are redeemable for additional play or as cashable credit. Patrons who spend €500 of play/wager earn 100 Loyalty Points, or the equivalent of €1.00 cashable credit.  The Loyalty Points are banked and accumulate, allowing players to redeem them for a number of different types of incentives, which include cash and other goods and services, or free play.   The Loyalty Points are earned automatically by players through their player account card (“PAC”) which is issued to all players upon registration. The PAC must be inserted into a card reader which is located on each slot machine in order to enable play and is presented at the live game tables together with any cash buy-in, and is recorded by the CMS when chips are exchanged.

We classify our more valued players in three different tiers (RED, GOLD and PLATINUM), depending on the frequency of their visits and the aggregate total drop for a pre-determined number of visits.  These tiers entitle the holders and a set number of the holders’ guests to various additional privileges, which may include, at the casino management’s discretion, opening private gaming tables, and/or extending casino operating hours.   Prior to January 1, 2018, TWC provided complimentary drinks and buffets to all of its casino guests.  The complimentary food and beverage (“F&B”) and other amenities’ costs were recognized in the gaming departmental expenses, which totaled approximately $2.9 million, or 7.5% of gaming revenues, for the year ended December 31, 2017, versus $2.8 million, or 6.1% of gaming revenues a year ago.  General gifts and giveaways, which were also recognized in the gaming department expenses, excluding personal gifts, represented $621,000 or 1.6% of gaming revenues for 2017, compared with $865,000, or 1.9% of gaming revenues for 2016.  The Gambling Acts also prohibit casino operators from providing complimentary F&B to its customers, which will reduce these operational costs for us for the year ended December 31, 2018. See also Item 1. “Business” above.

The complimentary year-end personal (Christmas gifts) gifts, mainly consisting of Loyalty Points, were booked as special promotions expenses under marketing department expenses and totaled approximately $38,000 for 2017, versus $61,000 for 2016.

Selling, general and administrative expenses increased in 2017 by 27.1%, or approximately $2.4 million, in part due to the ban of certain marketing and promotional events imposed by the MOF on all casino operators from the beginning of January to the end of September 2016. (See “Potential changes in legislation and regulation of our operations” in Item 1A. “Risk Factors,” above).

Corporate expenses were down by 8.3%, or $367,000, from the year-ago period, largely due to lower employee incentive-related expenses as a result of significantly weaker operating results achieved in 2017, which were partially offset by higher financing-related expenses.

Depreciation expense increased by 26.2%, largely from the full year’s depreciation expense for Hotel Kranichhöhe and 10 months from Hotel Donauwelle, inclusive of the new assets incidental to the rooms renovations at both these hotels, as well as depreciation of the new CMS installed in August 2017 at all three casinos and one HMS installed at Hotel Donauwelle in September 2017.

Interest expense in 2017 included the 12 months and 10 months of interest payments on both the Kreissparkasse Köln bank loan for Hotel Kranichhöhe and the Erste Bank loan for Hotel Donauwelle, respectively, which did not exist in 2016.

Other income consists of the gains from bargain purchases of Hotel Donauwelle and Hotel Kranichhöhe in 2017 and 2016, respectively.

The decrease of approximately $1.8 million, or 66.3%, in income taxes in 2017, was primarily due to a lower taxable income base for our Czech operations.  There was no income tax liability incurred from the TWHG entity, the Germany holding company of the three German hotels, nor from the Trans World Hotels Austria GmbH (“TWHA”) entity, the Austrian holding company of Hotel Donauwelle, due to the carry-over losses associated with acquisition costs incurred for these hotel acquisitions.

Therefore, for the year ended December 31, 2017, we achieved a net income of approximately $1.9 million, a decline of 70.2%, or $4.4 million from the prior year’s $6.3 million.

During the past 10 years, inflation has not been a major factor that has materially affected the Company’s operating results. We have generally recovered costs associated with any nominal inflation through price adjustments in our food and beverage and hotel room pricing, and in 2018, we expect to continue to apply the same principle uniformly throughout our operations. However, primarily due to competitive market and other economic pressures, any such future increases in costs associated with our casino or hotel operations and maintenance of our properties may not be completely recovered by the Company.

Our Business Units:

Casino Segment

Ceska, Czech Republic

For 2017, Ceska posted a 14.2% total revenue decrease versus 2016, due largely to the negative impact of factors related to the implementation of Gambling Acts requirements as well as other new measures imposed by the Czech government (e.g. smoking ban, AML directive, etc.).  See factors highlighted in the “Results of Operations” section above.  As a result of these measures, slot revenue decreased by 13.4% from the prior year, even with a 1.5% increase in slot attendance.  Operating expenses were down by 1.9% from a year ago, mainly from lower revenue-driven gaming taxes, albeit at a higher percentage of gambling revenue (30.3% in 2017 versus 26.5% in 2016) as a result of the increase of gaming tax rate on slot revenue, from 28% to 35%.  Overhead expenses were up 4.7% compared to last year, largely due to significantly higher marketing and promotional activities, which were temporarily banned from January to September in the prior year by the MOF under the premise that the operation of these promotional events were in violation of the law, as interpreted by the MOF.   The suspension affected all casinos operating in the Czech Republic.  In late September 2016, the MOF reversed its position and removed the suspension for all casino operators.

Route 55, Czech Republic

In 2017, Route 55’s revenue decreased by 22.6% from the previous year, due primarily to the appearance of a new local casino competitor, as well as to the negative impact of implementation of Gambling Acts requirements and other new measures, mentioned above.  Operating costs were down by 5.0% compared to last year, due to volume-based costs and revenue-based gaming taxes, while overhead expenses were up by 1.2%, due to higher marketing and promotional expenditures in 2017, when compared with 2016, which had a nine-month temporary suspension by the MOF noted above.

Route 59, Czech Republic

In 2017, Route 59’s overall attendance was down by 12.3% from last year, resulting from factors related to the implementation of Gambling Acts requirements as well as other new measures imposed by the Czech government (e.g. smoking ban, AML directive, etc.).  Operating costs in 2017 increased by 1.3% primarily from volume-based costs and revenue-based gaming taxes, in totality and in percentage to gambling revenue.  Overhead costs were up by 3.2% due principally to the higher marketing and promotional expenses, which were partially offset by lower credit card commission expenses.

Hotel Savannah and the Spa, Czech Republic

In 2017, Hotel Savannah posted a YOY occupancy increase of 6.5 ppts.  Although ADR decreased by 9.0%, RevPAR was up 3.8%.  These improvements contributed to a 9.7% increase in total revenue. The business improvement was in spite of a weaker regional hospitality market, and competitive online booking venues, which forced the hotel to discount its room rates to compete.  Higher costs in the F&B department and in overhead costs, principally in utility expense from a colder weather year, contributed to lower earnings.  Hotel Savannah continues to play a crucial role as part of the Route 59 Complex by helping to attract new and existing players to the casino.

Hotel Segment

Hotel Columbus, Germany

Occupancy rate for Hotel Columbus rose by 3.2 ppts over the prior year, while ADR and RevPAR improved by 0.6% and 8.5%, respectively, thereby contributing to an 8.3% increase in total revenue over the prior year.  When compared with last year, operating costs were 21.1% higher, mainly in volume-related payroll and higher cost of goods sold, while overhead expenses were 2.2% lower, primarily in payroll.

Hotel Auefeld, Germany

Hotel Auefeld underwent several renovations in 2016, which enhanced its guest rooms, restaurant and the main kitchen facilities and select public areas.  As a result, in 2017, the hotel posted a 8.6% increase in ADR, and 12.2% increase in RevPAR over the prior year, with a 1.9 ppts increase in occupancy rate.  As a result, total revenue rose by 11.8% YOY. Operating costs were up 5.7%, mainly in volume-related costs, while overhead expenses were up 11.7%, mainly in marketing expenses and professional services.

Hotel Kranichhöhe, Germany

Acquired in December 2016, Hotel Kranichhöhe underwent the first of a two-part $1.9 million renovation in 2017 to address product deficiencies, and has since been repositioned from a three-star to four-star rated hotel as of June 27, 2017. The renovation scope included complete refurbishment of approximately 75% of the guest rooms; partial renovation of the remaining guestrooms; update of all guestroom corridors; minor refurbishments of public areas; upgrade of some meeting rooms, including audio/visual equipment; and improvements to the heating, ventilation, and other technical installations.  (See also Note 13 - “Acquisition and Purchase Price Allocation” of the Notes to the Consolidated Financial Statements, included in this Annual Report in Part II, Item 8).

Hotel Donauwelle

Acquired in March 2017, this four-star business hotel is situated on the banks of the Danube River in Linz, approximately 35 minutes driving time from our Route 55 Casino.  Hotel Donauwelle features 176 rooms, six meeting/banquet rooms, a restaurant, a bar, a dining terrace, and a spa and gym room.  In July/August 2017, TWC completed the second phase of a three-part guestroom renovation project, in which 52 guest rooms were completely refurbished (40 rooms were previously renovated in 2014 by the prior owners), including installation of air conditioning.  The final phase of the project is planned to take place in July/August 2018, when the remaining 84 guestrooms will be refurbished and two suites will be created, which will be additions to the current guestroom inventory.  The planned works for July/August 2018 also include refurbishment of the hotel lobby and other public areas; upgrade of all meeting rooms, including the installation of new audio/visual equipment; installation of new flatscreen televisions in all guestrooms; and technical system upgrades and other minor improvements.  In total, TWC plans to invest approximately $3.1 million on improvements to the property by August 2018.

Liquidity and Capital Resources

At December 31, 2017, we had a working capital surplus of approximately $3.0 million, compared with a working capital surplus of approximately $8.4 million at December 31, 2016.

For the year ended December 31, 2017, our net cash used in operating activities was approximately $2.0 million, which primarily consisted of approximately $1.9 million from net income; $2.8 million from depreciation and amortization; changes in deposits and other assets, notably the disbursement from Kreissparkasse Köln bank loan from the loan receivable of $4.2 million and the old gaming bond receivable of $1.0 million, partially offset by the $1.4 million deposit securing the gaming bond for the new Gambling license and $0.8 million for the bank guarantee for the Erste Bank loan, and to $3.1 million related to the unfavorable lease liability in connection with the Hotel Donauwelle acquisition, which, in aggregate, were partially offset by net decrease in deposits and other assets of approximately $4.8 million, increase in receivables, which primarily included the renovation deposit for Hotel Donauwelle of $1.5 million, as well as changes in foreign income tax and Czech gaming tax accruals of $956,000 and $673,000, respectively.  Decreases in prepaid expenses of approximately $2.1 million, an increase in prepaid foreign income tax of $959,000, a decrease accrued expenses and other current liabilities aggregating $550,000 and increases in other current assets of $435,000 were notably offset by an increase of accounts payable of $711,000.  These increases were partially offset by a gain of $803,000 from the bargain purchase of Hotel Donauwelle, which was partly offset by a minor loss from disposal of fully-depreciated assets.

Our net cash used in investing activities totaled approximately $8.1 million, included $5.9 million in capital improvements to our casino properties, largely from the compliance to the new Gambling Acts (e.g. CMS, High-Definition surveillance equipment, high-capacity digital data storage, etc.), and $1.7 million in capital improvements in the hotel segment, inclusive of $309,000 paid to the seller, in connection with the acquisition of Hotel Donauwelle, which were partially offset by approximately $11,000 of proceeds from the sale of fully-depreciated assets.

Our net cash provided by financing activities consisted of the proceeds of the loan receivable from Kreissparkasse Köln Bank, partially offset by principal payments on outstanding bank loans and Hotel Auefeld’s Seller Loan.

We are also obligated under various contractual commitments.  The following is a summary of our contractual commitments over the next five years, as of December 31, 2017:

		Within	Years	Years
Contractual Obligations (Unaudited)	Total	1 Year	2 - 3	4 - 5	Thereafter
(in thousands, except in the footnotes)
Long-term, secured debt, foreign (1)	$16,260	$1,453	$2,985	$4,854	$6,968
Gaming equipment loan (2)	988	329	659
Slot machines and other gaming equipment leases (3)	587	587
Operating and other capital leases (4)	259	131	128
Ground leases (5)	12,174	271	557	577	10,769
Employment agreements (6)	680	680
Total contractual obligations	$30,948	$3,451	$4,329	$5,431	$17,737

(1)

On September 9, 2014, the Company received a €3.6 million, or $4.3 million, 15-year, amortized loan granted by a local German bank, Bank Sparkasse Langen-Seligenstadt, to purchase Hotel Columbus.  The loan terms provide for monthly payments with a fixed interest rate of 3.1% for the first 10 years, followed by a prevailing market-based fixed rate for this type of commercial loan for the remainder of the term. On June 16, 2015, as part of Hotel Auefeld acquisition, TWC assumed the hotel’s outstanding five bank loans from Bank Sparkasse Hann. Münden. The assumed bank debt was converted in November 2015 to a single loan of approximately €2.0 million, or $2.4 million, with the same lender, at 2.99% annual interest, fixed for 10 years, and amortized and payable monthly over 15 years.  The Hotel Auefeld was acquired also through a seller-financed loan of €2.2 million, or $2.6 million, with terms of 3.0% annual fixed interest, amortized over 10 years, with monthly payments and a first two-month no-interest grace period. On December 21, 2016, TWC signed a loan agreement with Bank Kreissparkasse Köln for a €4.0 million, or $4.8 million, 13-year, amortized loan to purchase Hotel Kranichhöhe.  The loan terms provide monthly payments with a fixed interest rate of 1.95% for the first 10 years, followed by a prevailing market-based fixed rate for this type of commercial loan for the remainder of the term.  The loan was disbursed on January 25, 2017. On March 1, 2016, TWC acquired Hotel Donauwelle (Linz), in part through a bank loan from a local Austrian bank, Erste Bank, for €3,866, or $4,639.  The five-year amortized commercial loan provides for quarterly payments with a fixed interest rate of 2.95%, and a balloon payment of €1,966, or $2,359, at maturity. (See also “Note 4 — Long Term Debt” of the Notes to the Consolidated Financial Statements, included in this Annual Report in Part II, Item 8).

(2)

On December 18, 2017, TWC signed an agreement effective January 1, 2018 to purchase 70 slot machines from IGT-Europe B.V. for approximately €824,000, or $988,000, on manufacturer’s offered terms of a 36-month, interest-free loan, with a grace period of three months.  The gaming equipment were received in January 2018, with payment commencing in April 2018.

(3)

The annual slot lease expenses are estimated, since each slot machine is on a five-year lease with varying term maturity, and can be terminated at any time, with a three-month payment penalty.  The estimated total cost is based on 442 leased slot machines as of December 31, 2017.

(4)

Includes the long-term lease for corporate office space in New York, expiring on March 31, 2020 and the Czech employee housing leases, which can be terminated at any time with a six-month prior notice.  The six-month period commitment equates to a cost of approximately $30,000 for all existing employee housing leases as of December 31, 2017.

(5)

Includes two ground leases: i) the ground lease rights to the plot of land upon which Hotel Auefeld stands for an additional 70 years, the contract for which includes both right of first refusal buyout and renewal options in favor of TWC, the leaseholder.  The plot is owned by the County of Göttingen and is leased to TWC at a current cost of €26,078, or approximately $31,300 per year; and ii) the non-renewable ground lease rights to the plot of land upon which Hotel Donauwelle stands for an additional 45 years.  The plot is owned by an Austrian family partnership and leased to the Company at a current annual cost of €184,000, or $220,720 per year, with an annual 2.2% rent escalation on each anniversary of its lease, March 1, 2018.

(6)	Represents the salary obligation under two corporate executives’ employment agreements.

The Company has no off-balance sheet arrangements.

Our Plan of Operations

We will continue to develop and refine our marketing and operational strategies designed to increase attendance and revenues at our existing locations in the Czech Republic while striving to minimize costs, through cost-sharing alliances with non-competing businesses, where advantageous.  With respect to Hotel Savannah, we are utilizing the synergy of both gaming and hospitality resources to try to lower operating costs and improve profit margins.

In addition to recent hotel product improvements, which included renovation of 77 guestrooms and related corridors in Hotel Kranichhöhe and 52 guestrooms and related corridors in Hotel Donauwelle in the third quarter of 2017, we expect to complete refurbishment of the remaining 84 guestrooms in Hotel Donauwelle as well as refurbishment of the hotel’s conference rooms, lobby, and other public areas by end of August 2018.  In Hotel Kranichhöhe, lobby and conference room upgrades will also be completed by the end of August 2018.  Further, as part of TWC’s hotel improvement strategy, we are rolling out a new hotel/property management system, “Amadeus,” accompanied by a yield management module for our reservations systems, which will become a Trans World Hotels’ standard.  Amadeus installations were completed in Hotel Donauwelle in October 2017 and in Hotel Kranichhöhe in February 2018, and the schedule for the remaining properties includes Hotel Auefeld in March 2018, Hotel Columbus in May 2018, and finally Hotel Savannah in October 2018.  We believe that these improvements to the hotel products and systems, combined with the rebranding of the hotels, will help fuel occupancy growth in 2018 and beyond.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.  TWC does not maintain any instruments in a trading portfolio to offset or to hedge market risk.

Interest Rate Risk

The interest rate on our Hotel Columbus remaining bank debt of €2.9 million, or $3.5 million at December 31, 2017, represented by the Sparkasse Seligenstadt Loan, is based on a fixed rate of 3.1% per annum, for the first 10 years of a 15-year loan term, maturing on September 9, 2029.  The terms of the loan agreement stipulate that the interest rate in the last five remaining years of the term will be based upon the prevailing market-based fixed rate for this type of commercial loan, which may be higher than it is today.  Hotel Auefeld was acquired with the assistance of the Sparkasse Hann. Münden Loan and the Seller Loan.  TWC assumed the hotel’s outstanding five bank loans from Sparkasse Hann. Münden. The assumed bank debt was converted in November 2015, as per mutual agreement, to a single loan, with remaining balance of €1.7 million, or $2.1 million at December 31, 2017, with the same lender, at a mutually agreed-upon 2.99% annual interest, fixed for 10 years, and paid over 15 years.  Hotel Auefeld was acquired also through a seller-financed loan, with a remaining balance of €1.7 million, or $2.1 million at December 31, 2017, with terms of 3.0% annual fixed interest, amortized over 10 years, with a no-interest first two-month grace period.  The interest rate on our Hotel Kranichhöhe remaining bank debt of €3.7 million, or approximately $4.5 million at December 31, 2017, represented by the Kreissparkasse Köln Loan, is based on a fixed rate of 1.95% per annum, for the first 10 years of a 13-year loan term, maturing on November 21, 2029.  The terms of the loan agreement stipulate that the interest rate in the last three remaining years of the term will be based upon the prevailing market-based fixed rate for this type of commercial loan.  Therefore, our interest expense in year 11 could increase as a result of this factor.  The interest rate of our Hotel Donauwelle remaining Austrian bank loan with Erste Bank of approximately €3.5 million, or approximately $4.2 million at December 31, 2017, is based on a fixed interest rate of 2.95%, five-year term loan with a balloon payment of €1.966 million, or approximately $2.4 million, at maturity. We expect to finance this remaining balance at maturity.  However, we cannot predict with any certainty the long-term direction of the local and national economy of Germany or Austria nor the impact of the world economy on interest rates.  Any movement toward higher interest rates in year six for the Austrian bank loan, or year 11 for the three German bank loans could have a material adverse effect on our interest expense.  We would have an interest rate risk exposure upon our remaining principal at that time of €1.966 million, or $2.4 million for Hotel Donauwelle in year six, and in year 11 of €1.4 million, or approximately $1.7 million for Hotel Columbus, approximately €759,000, or approximately $911,000 for Hotel Auefeld and €977,000, or approximately $1.2 million for Hotel Kranichhöhe, or interest-rate risk exposure of an aggregate of €3.14 million, or $3.8 million in year 11.  We have not in the past and do not currently engage in interest-rate swap agreements or other types of interest-rate hedging activities. Our Company’s management evaluates our exposure to market risk by monitoring interest rates in the marketplace to determine the best course of action, if needed.

Foreign Currency Exchange Rate Risk

The information in this section should be read in conjunction with information related to changes in the exchange rates of foreign currency in “Part I, Item 1A. Risk Factors.”  Changes in foreign currency exchange rates could materially adversely affect our consolidated results of operations and/or financial condition.

Due to the fact that our operations are all located overseas, our overall results are subject to the impact of fluctuations in foreign currency exchange (“FX”) rates.  Pursuant to the January 2002 adoption of the EUR by Germany and Austria (but not the Czech Republic) as the sole trading currency by all European Union member nations that had previously tied their local currencies to it, our operations conducted business in EURs and CZKs.  Because the vast majority of our customers are German and Austrian, our revenues are generally received in EUR.  However, because a portion of our operations are situated in the CZ, the majority of our expenses are denominated in CZKs.  As our primary reporting subsidiary, TWH&E, is a Czech entity, all revenues and expenses, regardless of sources of origin, are recognized in the Czech currency and translated to USD for reporting purposes.

Based on our sensitivity analysis, as of the year ended December 31, 2017, we determined that hypothetical 10% movements in the two functional currencies, the CZK, when converted to the USD, and the EUR, when converted to the CZK, would have resulted in the following changes to our operating results:

•	A hypothetical 10% strengthening of the USD to the CZK would have decreased our operating results before tax by an approximate $601,000;
•	A hypothetical 10% weakening of the USD to the CZK would have increased our operating results before tax by an approximate $734,000;
•	A hypothetical 10% strengthening of the EUR to the CZK would have increased our operating results before tax by an approximate $2.7 million; and
•	A hypothetical 10% weakening of the EUR to the CZK would have decreased our operating results before tax by an approximate $2.7 million.

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

Item 8.     Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Trans World Corporation and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Trans World Corporation and Subsidiaries (collectively, the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows, for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company's auditor since 2014

/s/ WithumSmith+Brown, PC

Whippany, New Jersey

March 28, 2018

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2017 and 2016
(in thousands, except for share data)

	December 31, 2017	December 31, 2016

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,383	$12,868
Prepaid expenses	4,067	227
Prepaid foreign income tax	959
Loan receivable		4,215
Other current assets	400	853

Total current assets	11,809	18,163

PROPERTY AND EQUIPMENT, net	64,135	41,524

OTHER ASSETS:
Goodwill	5,848	4,857
Deferred tax assets		99
Deposits and other assets	2,934	1,461

Total other assets	8,782	6,417

TOTAL ASSETS	$84,726	$66,104

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Long-term debt, current maturities	$1,453	$832
Unfavorable lease liability, current portion	247
Accounts payable	2,111	1,169
Czech gaming tax accrual	2,632	3,305
Foreign income tax accrual		956
Accrued expenses and other current liabilities	2,059	3,540

Total current liabilities	8,502	9,802

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	14,807	10,646
Unfavorable lease liability, less current portion	2,902
Long-term payables	744
Deferred foreign tax liability	306

Total long-term liabilities	18,759	10,646

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 4,000,000 shares authorized, none issued
Common stock, $.001 par value, 20,000,000 shares authorized, 8,879,011 shares in 2017 and 8,854,011 shares in 2016 issued and outstanding	9	9
Additional paid-in capital	55,312	54,270
Accumulated other comprehensive income (loss)	3,881	(5,001)
Accumulated deficit	(1,737)	(3,622)

Total stockholders’ equity	57,465	45,656

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$84,726	$66,104

See accompanying notes to consolidated financial statements.

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME
Years Ended December 31, 2017 and 2016
(in thousands, except for share and per share data)

	Year Ended December 31,
	2017	2016

REVENUES:
Gaming	$38,874	$46,556
Rooms	8,449	3,771
Food and beverage	5,843	2,598
Other	942	313
	54,108	53,238
COSTS AND EXPENSES:
Gaming	24,364	24,764
Rooms	3,629	1,307
Food and beverage	4,958	2,352
Other	691	250
Depreciation and amortization	2,802	2,220
Selling, general and administrative	15,266	13,235
	51,710	44,128

INCOME FROM OPERATIONS	2,398	9,110

OTHER INCOME (EXPENSE):
Interest expense	(417)	(243)
Other income	802	124
	385	(119)

INCOME BEFORE INCOME TAX EXPENSE	2,783	8,991

INCOME TAX EXPENSE	(898)	(2,668)

NET INCOME	1,885	6,323

Other comprehensive income (loss), foreign currency translation adjustments	8,882	(1,719)

COMPREHENSIVE INCOME	$10,767	$4,604

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	8,874,148	8,838,984
Diluted	9,870,666	9,498,578

EARNINGS PER COMMON SHARE:
Basic	$0.21	$0.72
Diluted	$0.19	$0.67

See accompanying notes to consolidated financial statements.

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2017 and 2016
(in thousands, except for share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances, January 1, 2016	8,829,011	$9	$53,387	$(3,282)	$(9,945)	$40,169
Deferred board fees to be paid in stock, pursuant to the Deferred Compensation Plan (DCP)			100			100

Deferred employee incentives to be paid in stock, pursuant to the DCP			425			425

Foreign currency translation adjustment, net of tax				(1,719)		(1,719)

Stock option expense			264			264

Common stock issued for vested restricted stock award	25,000		94			94

Net income					6,323	6,323
Balances, December 31, 2016	8,854,011	$9	$54,270	$(5,001)	$(3,622)	$45,656
Deferred board fees to be paid in stock, pursuant to the DCP			130			130

Deferred employee incentives to be paid in stock, pursuant to the DCP			564			564

Foreign currency translation adjustment, net of tax				8,882		8,882

Stock option expense			203			203

Common stock issued for vested restricted stock award	25,000		145			145

Net income					1,885	1,885
Balances, December 31, 2017	8,879,011	$9	$55,312	$3,881	$(1,737)	$57,465

See accompanying notes to consolidated financial statements.

TRANS WORLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2017 and 2016
(in thousands)

	2017		2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income		$1,885		$6,323
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Loss (gain) from disposal of assets		2		(28)
Gain on bargain purchases of hotels		(803)		(124)
Depreciation and amortization		2,802		2,220
Stock options expense		203		264
Restricted stock issuance		145		94
Deferred board fees		130		100
Deferred income tax expense (benefit)		240		(130)
Changes in operating assets and liabilities:
Prepaid expenses		(2,090)		176
Prepaid foreign income tax		(959)
Other current assets		(435)		(575)
Deposits and other assets		(4,767)
Unfavorable lease liability		3,149
Accounts payable		711		362
Czech gaming tax accrual		(673)		1,214
Foreign income tax accrual		(956)		32
Accrued expenses and other current liabilities		(550)		996
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES		(1,966)		10,924

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment		(7,671)		(2,743)
Investment for acquisition of Hotel Kranichhöhe				(957)
Advance for acquisition of Hotel Kranichhöhe				(4,215)
Cash paid to seller for acquisition of Hotel Donauwelle		(390)
Proceeds from sale of assets		11		38
NET CASH USED IN INVESTING ACTIVITIES		(8,050)		(7,877)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan receivable		4,215
Principal payments on Hotel Auefeld's Seller Loan		(121)		(115)
Principal payments on bank loans		(1,219)		(436)
Capital lease payments				(22)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES		2,875		(573)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS		656		(280)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS		(6,485)		2,194

CASH AND CASH EQUIVALENTS:
Beginning of period		12,868		10,674

End of period		$6,383		$12,868

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest		$415		$243
Cash paid during the period for income taxes		$1,661		$2,653

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Deferred compensation to be paid in common stock		$564		$425
Purchase price of Hotel Donauwelle		$4,517	$
Assumption of Erste Bank loan for Hotel Donauwelle		$4,096	$
Kreissparkasse Köln loan in connection with acquisition of Hotel Kranichhöhe	$			$4,215

See accompanying notes to consolidated financial statements.

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Figures in thousands, except for statistics and share data)

NOTE 1 - Nature of Business

Trans World Corporation and Subsidiaries (collectively, “TWC” or the “Company”), a Nevada corporation, is primarily engaged in the gambling business in the Czech Republic (“CZ”) and in the hospitality business in Germany (“DE”) and Austria (“AT”).

TWC owns and operates three full-service casinos and five hotels.  The Company’s operating units are organized under two reportable segments: a casino segment and a hotel segment.  The three casinos operate under its registered brand, American Chance Casinos (“ACC”).  One casino is located in the western part of the CZ, close to the German border, in Ceska Kubice (“Ceska”), which currently has 13 gaming tables and 118 slot machines.  The other two casinos are located in the southern part of the CZ, close to the Austrian border.  The larger of these two, “Route 55,” located in Dolni Dvoriste, has 22 gaming tables and 192 slot machines.  The other casino, “Route 59,” is located in Hate, near Znojmo, and currently has 24 gaming tables and 214 slot machines.  In addition to the Czech casinos, TWC also owns and operates a 79-room, European four-star deluxe hotel, the Hotel Savannah, which is physically connected to our Route 59 casino, and also a full-service spa, the Spa at Savannah (the “Spa”), which is operated by an independent contractor and is attached to the hotel. The three casinos and the Hotel Savannah comprised the Company’s casino segment.

The Company’s five hotels operate under the brand Trans World Hotels (“TWH”).  Hotel Columbus is a 117-room, four-star hotel, located in Seligenstadt, Germany, near Frankfurt that was acquired in September 2014.  Hotel Auefeld, is a 93-room, four-star hotel, located in Hann. Münden, Germany, about a two-hour drive north of Frankfurt.  Although the Company acquired the hotel on June 16, 2015, the signing parties agreed to set the acquisition date retroactive to June 1, 2015, which had no impact on the purchase price.  Hotel Kranichhöhe, a 107-room three-star hotel, located in Much, Germany, near Cologne, Germany, was acquired in December 2016.  The hotel was subsequently upgraded to four-star rating on June 27, 2017.  It is about a two-hour drive south-east to Hotel Columbus and a three-hour drive east to Hotel Auefeld.  Although the Company acquired the hotel on December 21, 2016, the signing parties agreed to set the date of acquisition retroactive to December 1, 2016, which had no impact on the purchase price.  In March 2017, TWC acquired Hotel Donauwelle, a 176-room, four-star business hotel located in Linz, Austria. The hotel is situated on the banks of the Danube River, approximately 35 minutes driving time from our Route 55 Casino.  The three German hotels and one Austrian hotel comprise the Company’s hotel segment.

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

The functional currency of the Czech subsidiaries is the local Czech koruna ("CZK" or “Kč”) and the functional currency of the German and Austrian subsidiaries is the euro currency ("EUR" or “€”). However, as our primary reporting subsidiary, Trans World Hotels & Entertainment, a.s. (“TWH&E,”), is a Czech entity, all transactions, regardless of sources of origin, are recognized (and in the case of the German and Austrian hotel operations, are recognized first) in the Czech currency and translated to USD for reporting purposes.

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

Goodwill - Goodwill represents the excess of the cost of the Company’s subsidiaries over the fair value of their net assets at the date of acquisition.  In the CZ, this consisted of the Ceska casino and a parcel of land in Hate (upon a portion of which the Route 59 Casino and Hotel Savannah are situated). In Germany, it consists of Hotel Auefeld.  In light of the recent acquisition of German assets, TWC’s allocation of its Czech goodwill over two geographical reporting units, which are components of the casino segment, have been renamed and classified as the “Pilsen reporting unit” (“PRU”), which consists of the Ceska casino, and the “South Moravia reporting unit” (“SMRU”), which consists of the land in Hate. The hotel segment goodwill is derived from Hotel Auefeld, and is represented by the “Lower Saxony reporting unit” (“LSRU”).

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

Based on TWC’s own assessment of qualitative factors which included an analysis of macroeconomic conditions, financial performance, industry and market considerations, and other factors, the Company concluded that it was not necessary to perform a two-step quantitative goodwill impairment test and that the goodwill of the Company was not impaired as of September 30, 2017, its annual assessment date.  There were no triggering factors during the fourth quarter of 2017, hence, no additional goodwill impairment testing was warranted as of December 31, 2017.

Comprehensive Income (Loss) —  The Company complies with requirements for reporting comprehensive income (loss).  Those requirements establish rules for reporting and display of comprehensive income (loss) and its components.  Furthermore, they require the Company’s change in the foreign currency translation adjustments to be included in other comprehensive income (loss). There were no other components of the Company’s comprehensive income (loss) in 2017 and 2016.

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

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Figures in thousands, except for statistics and share data)

The impact of foreign currency translation on goodwill is presented below:

	Goodwill									Total
(Unaudited)	Casino Segment						Hotel Segment
	Pilsen			South-Moravia			Lower Saxony
As of December 31, 2017 (in thousands, except FX)	reporting unit			reporting unit			reporting unit

Balance in USD ($)		$3,042	(1)		$537	(1)		$131			$3,710
Balance in EUR (€)								€119			€119
Foreign Exchange Rate ("FX") ($ to Kč or € to Kč)		33.883			33.883			27.245
Balance in CZK (Kč)	Kč	103,072	(2)	Kč	18,195	(2)	Kč	3,242	(3)	Kč	124,509
Applicable FX(4)		21.291			21.291			21.291
Balance as of December 31, 2017		$4,841			$855			$152			$5,848
Net cumulative change to goodwill due to foreign currency translation		$1,799			$318			$21			$2,138

(1)

Goodwill was amortized over 15 years until the Company started to comply with revised GAAP requirements, as of January 1, 2002. This balance represents the remaining, unamortized goodwill, after an impairment charge was taken prior to January 1, 2003.

(2)	USD residual balance translated to CZK at June 30, 1998, the date of acquisition of such assets, with the date of acquisition CZK to USD FX rate of 33.883.
(3)	EUR balance translated to CZK at June 1, 2015, the date of acquisition of Hotel Auefeld, with the date of acquisition FX rate of 27.245 from CZK to EUR.
(4)	FX central bank foreign exchange rates taken from www.CNB.CZ.

Earnings Per Common Share - The Company complies with accounting and disclosure requirements regarding earnings per share.  Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share incorporate the dilutive effect of Common Stock equivalents on an average basis during the period.  As of December 31, 2017, the Company’s Common Stock equivalents include 665,000 unexercised stock options, 25,000 shares of restricted stock, and 734,232 shares issuable under the Company’s Deferred Compensation Plan.  As of December 31, 2016, the Common Stock equivalents included 665,000 unexercised stock options, 50,000 shares of restricted stock, and 626,028 deferred compensation shares.  These shares for the respective years were included in the computation of diluted earnings per common share, if such unexercised stock options, restricted stock, and deferred compensation stock were vested and/or “in-the-money,” as the case may be.

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Figures in thousands, except for statistics and share data)

A table illustrating the impact of dilution on earnings per share, based on the treasury stock method, is presented below:

	For the Year Ended
	December 31,
	2017	2016

Basic earnings per share:
Net income	$1,885	$6,323

Weighted average common shares	8,874,148	8,838,984

Basic earnings per share	$0.21	$0.72

Diluted earnings per share:
Net income	$1,885	$6,323

Weighted average common shares	8,874,148	8,838,984

Addition due to the effect of dilutive securities using the treasury stock method:
Stock options	262,286	33,566
Stock issuable under the Deferred Compensation Plan	734,232	626,028

Dilutive potential common shares	9,870,666	9,498,578

Diluted earnings per share	$0.19	$0.67

Revenue Recognition - Casino revenue is defined as the net win from gambling activities, which is the difference between gaming wagers and the amount paid out to patrons, and is recognized on the day it is earned. Room revenue recognition criteria are met at the time of occupancy.  Food and beverage (“F&B,”) spa and other departments’ revenue recognition criteria are met at the time the related services are performed or goods sold.

Revenue segment as percentage of total revenue:

	For the Year Ended
	December 31,
	2017	2016

Gaming	71.8%	87.4%
Rooms	15.6%	7.1%
F&B	10.8%	4.9%
Spa/Other departments	0.8%	0.2%
Other	1.0%	0.4%
Total Revenue	100.0%	100.0%

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

Segment Reporting  Due to the significance of the hotel properties acquired in recent years and pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, Segment Reporting, the Company determined that it had two reportable segments, a casino segment and a hotel segment.  ASC 280 designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments.  The Company is including this segment reporting under Note 15 – “Segment Information,” below.

Promotional Allowances  Promotional allowances primarily consist of the provision of complimentary food and beverages and, to certain of its valuable players, hotel or room accommodations.  For the years ended December 31, 2017 and 2016, revenues do not include the aggregate of retail amount of F&B and hotel or room accommodations of $7,676 and $7,496, respectively, provided at no-charge to customers. The retail value of the F&B given away is determined by dividing the F&B costs charged to the gaming operation of $2,871 and $2,655, for the respective periods, by the average percentage of cost of F&B sold.  The cost of hotel or room accommodations is either the out-of-pocket expenses paid to other hotels to accommodate TWC’s customers or the retail charge of room accommodations at the Company’s Hotel Savannah and at its VIP guest rooms at Ceska and at Route 55.

The promotional allowances are summarized below:

	For the Year Ended
	December 31,
	2017	2016

Cost of complimentary F&B (A)	$2,871	$2,655
Average cost of F&B sold (B)	37.9%	36.1%

Retail value of F&B (A/B)	7,576	7,355
Cost of hotel accommodations	100	141
Total hypothetical retail value	$7,676	$7,496

Effective January 1, 2018, under the Gambling Acts, no complimentary F&B can be given to any players or guests.

External Advertising -  The Company complies with the accounting and reporting requirements for reporting on advertising costs.  External advertising expenses are charged to operations as incurred and were $153 and $140 for the years ended December 31, 2017 and 2016, respectively, as recorded in the selling, general and administrative expenses of the consolidated statements of operations.

Fair Value of Financial Instruments - The fair values of the Company’s assets and liabilities that qualify as financial instruments, mainly the debts underlying the assets of the three German hotels and one Austrian hotel, approximate their carrying amounts presented in the accompanying consolidated balance sheets at December 31, 2017 and 2016, respectively.

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

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Figures in thousands, except for statistics and share data)

Impairment of Long-Lived Assets - The Company’s long-lived assets were carried at approximately $64,135, or 75.7% of consolidated total assets.  TWC periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may be recoverable.  If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived assets, or by the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists.  If an asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value. TWC also solicits third party valuation expertise to assist in the valuation of its investments. There are three generally accepted approaches available in developing an opinion of value: the cost, sales comparison and income (or discounted cash flow) approaches. The Company generally considers each of these approaches in developing a recommendation of the fair value of the asset; however, the reliability of each approach is dependent upon the availability and comparability of the market data, as well as, the decision-making criteria used by market participants when evaluating a property.  TWC will apply the most indicative approach to overall fair valuation, and in most cases, a weighted analysis of any or all of these methods.  The Company reports an asset to be disposed of at the lower of its carrying value or its estimated net realizable market value. There were no impairment losses for long-lived assets recorded for the years ended December 31, 2017 and 2016, respectively.

Stock-based Compensation The Company accounts for stock options using the modified prospective method in accordance with FASB ASC 718-10, “Compensation-Stock Compensation.”  Under this method, compensation costs include the estimated grant date fair value of the awards amortized over the options’ vesting period.

The Company currently utilizes the Black-Scholes option pricing model to measure the fair value of stock options granted to certain key management employees (“KMEs”).  Stock-based compensation was approximately $348 and $358 for the years ended December 31, 2017 and 2016, respectively, and is included in selling, general and administrative expenses in the consolidated statements of operations.

Czech Gaming Taxes - In December 2015, the President of the Czech Republic signed an amendment to the Gaming Tax Law (“2016 Gaming Tax Amendment”) that effectively raised the rates of these gaming taxes. The amendment became effective on January 1, 2016 and the new rates in the gaming tax law are as follow:

2016 Gaming Tax Amendment
(in actual amounts)	(Effective from January 1, 2016 to December 31, 2016)
Live Games	23% gaming tax on revenue earned from live games (70% of tax allocated to the federal government; 30% of tax allocated to the local municipality).

Slots

28% gaming tax on revenue earned from slot games (20% of tax allocated to the federal government; 80% of tax allocated to the local municipality); and a per diem fixed fee of Kč 80 ($3.76) per slot machine (allocated to the federal government).

Net Income	19% corporate income tax on adjusted net income earned in the Czech Republic, net of exemptions (allocated to the federal government).

Gaming taxes are payable by the 25th day following the end of each calendar quarter, while the corporate income tax obligation is paid by June 30th of the subsequent year. The Company is also required to make estimated quarterly income tax payments.

On June 7, 2016, the President of the Czech Republic signed the 2017 Gambling Act (186/2016 Coll.) (the “Gambling Act”) and the 2017 Gambling Tax Act (187/2016 Coll.) (the “2017 Gambling Tax Act”) (collectively referred to as the “Gambling Acts”).  The Gambling Acts became law on June 15, 2016, when they were published in the official Collection of Laws, maintained by the Czech Ministry of the Interior.  The 2017 Gambling Tax Act, which took effect on January 1, 2017, raised the gaming tax rate on technical game (i.e. slot machine or electromechanical roulette or dice)

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Figures in thousands, except for statistics and share data)

revenues to the greater of a “minimum tax” or 35%, and eliminated the per diem fixed fee of actual amount of Kč 80 (approximately $3.76) on each slot machine.  This new “minimum tax” on technical games is equal to the product of:  (x) the sum of all gambling positions of individual approved terminal devices (such as slot machines, electromechanical roulette and dice machines) permitted for the location of the gambling premises, times (y) Kč 9,200 (approximately $432).  Therefore, if the aggregate tax amount collected from the 35% gaming tax on technical game revenues is lower than the computed “minimum tax,” then the casino operator must pay the “minimum tax” and not the aggregate tax amount collected from the 35% gaming tax.  Otherwise, if the aggregate tax amount collected from the 35% gaming tax on technical game revenues is greater than the computed “minimum tax,” then the casino operator need only pay the aggregate tax amount collected from the 35% gaming tax and not the “minimum tax.”  The gaming tax rate on live game (i.e. cards, roulette or dice) revenues remains unchanged at 23%.  Further, the 2017 Gambling Tax Act modified the tax revenue allocation between the federal government and local municipalities.  A summary table of the 2017 Gambling Tax Act is shown below:

2017 Gambling Tax Act
(in actual amounts)	(Effective from January 1, 2017)
Live Games	23% gaming tax on revenue earned from live games (70% of tax allocated to the federal government; 30% of tax allocated to the local municipality).

Slot and other technical games

The greater of either: (a) the aggregate amount collected from a 35% gaming tax on revenue earned from slot and other technical games (35% of tax allocated to the federal government; 65% of tax allocated to the local municipality), or (b) a "minimum tax," calculated as the product of the sum of all gambling positions of individual approved terminal devices referred to in the permit for the location of the gambling premises times Kč 9,200 (approximately $432).

Net Income	No change from the 19% corporate income tax noted above (allocated to the federal government).

The 2017 Gambling Act introduced many new changes, requirements and conditions, that will take effect at various times in the future, some taking effect on the date of enactment, some on January 1, 2017 and certain provisions taking effect upon the renewal of the casino operator’s gambling licenses.  Although TWC’s 10-year gambling license was set to expire in September 2018, and its one-year slot operating license expired at the end of 2017, the Company took steps to conform to these requirements when it applied for renewal of its slot and other technical game license.  The Company is also awaiting the Czech Ministry of Finance’s (“MOF”) final interpretation of these new measures, some of which were clarified in August 2016 and others are awaiting further clarifications from the MOF.  The notable changes and requirements are summarized in the section, “New Gambling Acts and their Impact” in in Item 7. “Management Discussion and Analysis.”

The impact of the 2017 Gambling Act cannot be fully quantified or estimated pending the interpretation of certain measures by the MOF and their eventual implementation into the Company’s gambling operations.

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Figures in thousands, except for statistics and share data)

TWC was current on all of its Czech tax payments at December 31, 2017 and through the date of this report.  TWC’s gaming-related taxes and fees, which are recognized in gaming departmental expenses, for the years ended December 31, 2017 and 2016 are summarized in the following table:

	For the Year Ended
	December 31,
	2017	2016

Gaming revenues (excluding ancillary revenues)	$37,433	$44,967

Gaming taxes and fees	11,754	12,398
Gaming taxes and fees as % of above gaming revenues	31.4%	27.6%

In conformity with the European Union (“EU”) taxation legislation, the Czech Republic’s VAT has gradually increased from 5%, when that country joined the EU in 2004, to 21%, the effective rate since 2013. Unlike in other industries, VATs are not recoverable for gambling operations. The recoverable VAT in the hotel segment was not material for the years ended December 31, 2017 and 2016, respectively.

Income Taxes - The Company complies with accounting and reporting requirements with respect to accounting for U.S. federal and foreign income taxes, which require an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed for differences between the financial statement and the tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.  In accordance with U.S. GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets.  This policy also provides guidance on thresholds, measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different entities.  The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of and for the years ended December 31, 2017 and 2016. However, management’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

Effective January 1, 2012, the Czech government instituted an effective corporate income tax of 19% on income derived from gaming revenues, which prior to the law changes were subject only to gaming taxes. See Note 10 – “Income Taxes,” below.

Germany had an effective corporate income tax rate of approximately 30% for the years ended December 31, 2017 and 2016. Austria had an effective corporate tax rate of 25% for the year ended December 31, 2017.  The Company’s German and Austrian hotel operations were not subject to income tax due to a net operating loss for the years ended December 31, 2017 and 2016, respectively.

Recent Accounting Pronouncements - Beginning in May 2014 and subsequently amended, the FASB issued updated guidance on recognizing revenue from contracts with customers. The guidance clarifies the principles for recognizing revenue and establishes a common revenue standard for US GAAP and International Financial Reporting Standards. The revenue standard prescribes a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific guidance. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017,

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Figures in thousands, except for statistics and share data)

and must be adopted by applying either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach with the cumulative effect of initially applying the guidance recognized at the date of initial application. TWC is adopting the revenue standard by following the full retrospective approach. The accompanying financial statements and related disclosures do not reflect the effects of the revenue standard. The Company is finalizing its assessment of the effects of this revenue standard on its consolidated financial statements, and will begin reporting under the new guidance effective with its first quarter 2018 financial report.

Under the new guidance, revenues will be allocated among our departmental classifications based on the relative standalone selling prices of the goods and services provided to the customer. While the amount of net revenues will not change, this methodology will result in a reduction of our reported departmental revenues by an aggregate amount equivalent to our reported promotional allowance revenues. The majority of this adjustment will be applied to our gaming revenues.

The accounting for our loyalty player program will also be impacted. Historically, we have valued the points earned under these programs based on the estimated cost of redemption. Under the new guidance, we will account for the point programs under a deferred revenue model. The impact of this change in accounting is not expected to be material to any annual accounting period.  We currently do not have a loyalty/frequent traveler program for our hotels.

In June 2014, the FASB issued guidance on stock compensation that requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. The guidance is effective for annual reporting periods beginning after December 31, 2015, with early adoption permitted. The Company’s adoption of this standard in 2016 did not have a material impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued guidance on the presentation of financial statements for a going concern. The aim is to provide guidance on management’s responsibility to evaluate whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. This guidance is effective for fiscal years ending after December 15, 2016, and annual and interim periods thereafter. The Company’s adoption of this standard in 2016 did not have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued amended accounting guidance that changes the balance sheet presentation of debt issuance costs. Under the amended guidance, debt issuance costs will be presented on the balance sheet as a direct deduction from the related debt liability rather than as an asset. For public companies, the new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015 (including interim periods within those fiscal years), and is required to be applied on a retrospective basis. The impact of the adoption in 2016 did not have an effect on the Company’s consolidated financial statements.

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

In January 2017, the FASB issued updated guidance to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals,

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Figures in thousands, except for statistics and share data)

goodwill, and consolidation. Under the current implementation guidance, there are three elements of a business—inputs, processes, and outputs. While an integrated set of assets and activities (collectively referred to as a “set”) that is a business usually has outputs, outputs are not required to be present. In addition, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs, for example, by integrating the acquired set with their own inputs and processes. The amendments in this Update provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in this Update: (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output, and (2) remove the evaluation of whether a market participant could replace missing elements. The updated guidance provides a framework to assist entities in evaluating whether both an input and a substantive process are present. The framework includes two sets of criteria to consider that depend on whether a set has outputs. Although outputs are not required for a set to be a business, outputs generally are a key element of a business; therefore, the FASB has developed more stringent criteria for sets without outputs. Lastly, the updated guidance narrows the definition of the term “output” so that the term is consistent with how outputs are described in other guidance regarding revenue from contracts with customers. Public business entities should apply the amendments in this update to annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is available. This updated guidance should be applied prospectively on or after the effective date.  The Company plans to adopt this guidance in 2018, as required.  No disclosures are required at transition. The Company will assess future business acquisitions, which may result in accounting for an acquisition as an asset purchase. There were no acquisitions in the fourth quarter of 2017.

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

In February 2018, the FASB issued updated guidance on Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing transactions. The FASB has been assisting stakeholders with implementation questions and issues as organizations prepare to adopt Topic 842.  The amendments in this update affect entities with land easements that exist or expired before an entity’s adoption of Topic 842, provided that the entity does not account for those land easements as leases under Topic 840.  The amendments in this update permit an entity to elect an optional transition practical expedient to not evaluate under Topic 842 land easements that exist or expired before the entity’s adoption of Topic 842

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Figures in thousands, except for statistics and share data)

and that were not previously accounted for as leases under Topic 840. An entity that elects this practical expedient should apply the practical expedient consistently to all of its existing or expired land easements that were not previously accounted for as leases under Topic 840. Once an entity adopts Topic 842, it should apply that Topic prospectively to all new (or modified) land easements to determine whether the arrangement should be accounted for as a lease. An entity that does not elect this practical expedient should evaluate all existing or expired land easements in connection with the adoption of the new lease requirements in Topic 842 to assess whether they meet the definition of a lease. An entity should continue to apply its current accounting policy for accounting for land easements that existed before the entity’s adoption of Topic 842. For example, if an entity currently accounts for certain land easements as leases under Topic 840, it should continue to account for those land easements as leases before its adoption of Topic 842.  The amendment in this update clarifies that an entity should determine whether land easements are leases in accordance with Topic 842 before applying the guidance in that example.  For public companies, the updated guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018 (including interim periods within those fiscal years).  The Company has not adopted this guidance for 2017 and is currently evaluating the impact of adopting this standard.

In February 2018, the FASB issued updated guidance to any entity that is required to apply the provisions of Topic 220, Income Statement—Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by US GAAP.  The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (the “TCJA”). Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the TCJA, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this update also require certain disclosures about stranded tax effects. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the TCJA is recognized.  The Company is currently evaluating the impact of adopting this updated guidance and does not expect the standard to have any material impact on its consolidated financial statements.

NOTE 3 - Property and Equipment

At December 31, 2017 and 2016, property and equipment consisted of the following:

	As of	As of
	December 31, 2017	December 31, 2016

Land	$5,049	$4,576
Buildings and leasehold improvements	53,651	37,580
Furniture, fixtures and other equipment	24,956	13,295
	83,656	55,451
Less accumulated depreciation and amortization	(19,521)	(13,927)

	$64,135	$41,524

Depreciation and amortization expense for the years ended December 31, 2017 and 2016 were $2,802 and $2,220, respectively.

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Figures in thousands, except for statistics and share data)

NOTE 4 - Long-Term Debt

At December 31, 2017 and 2016, long-term debt consisted of the following:

	2017	2016

Sparkasse Seligenstadt Loan (1)	$3,522	$3,324
Sparkasse Hann. Münden Loan (2)	2,072	1,933
Hotel Auefeld Seller Loan (3)	2,041	2,006
Kreissparkasse Köln Loan (4)	4,467	4,215
Erste Loan (5)	4,158
	16,260	11,478

Less current portions:
Sparkasse Seligenstadt Loan	253	216
Sparkasse Hann. Münden Loan	132	113
Hotel Auefeld Seller Loan	250	213
Kreissparkasse Köln Loan	338	290
Erste Loan	480
	1,453	832

	$14,807	$10,646

(1)

On September 9, 2014, the Company received a €3,600, or approximately $4,320, 15-year, amortized loan granted by a local German bank, Bank Sparkasse Langen-Seligenstadt (the “Sparkasse Seligenstadt Loan”) to purchase Hotel Columbus.  The loan terms provide for monthly payments with a fixed interest rate of 3.1% for the first 10 years, followed by a prevailing market-based fixed rate for this type of commercial loan for the remaining five years of the term.  The loan is secured by Hotel Columbus’ assets as well as a cash deposit of €300, or $360, equaling approximately one year’s principal and interest payments and is held in a savings account with, and a mortgage on the hotel in favor of, the lender.  The loan terms require monthly payments of principal and interest at the end of each month and the loan will mature on September 9, 2029.

(2)

On June 16, 2015, as part of its Hotel Auefeld acquisition, TWC assumed five bank loans from Bank Sparkasse Hann. Münden (the “Sparkasse Hann. Münden Loan”), aggregating €2,018, or approximately $2,422, with an average fixed interest rate of 4.94%. The assumed bank debt was converted in November 2015 to a single amortized loan with the same lender, with monthly payments at 2.99% annual interest, fixed for 10 years, and amortized over 15 years. The loan is secured by Hotel Auefeld’s assets as well as a cash deposit of €250, approximately $300, equaling approximately one year’s principal and interest payments and is held in a savings account with, and a mortgage on the hotel in favor of, the lender. The loan terms required monthly payments of principal and interest at the end of each month and the loan will mature on November 30, 2030.

(3)

On June 16, 2015, as part of its Hotel Auefeld acquisition, TWC was also granted a seller-financed loan of €2,232, or $2,678 (the “Auefeld Seller Loan”), with terms of 3.0% annual fixed interest, to be repaid monthly over 10 years, with a first two-month no-interest grace period. The loan is also secured by Hotel Auefeld’s assets.

(4)

On December 21, 2016, the Company signed for a €4,000, or $4,800, 13-year, amortized loan granted by a local German bank, Bank Kreissparkasse Köln (the “Kreissparkasse Köln Loan”) to purchase Hotel Kranichhöhe.  The loan was funded on January 25, 2017.  In December 2016, the Company advanced €4,000 of the loan, or $4,800, in addition to its equity investment, for the purchase and recognized the loan proceeds as a receivable.  The loan terms provide for monthly payments with a fixed interest rate of 1.95% for the first 10 years, followed by a prevailing

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Figures in thousands, except for statistics and share data)

market-based fixed rate for this type of commercial loan for the remaining three years of the term.  The loan is secured by Hotel Kranichhöhe’s assets as well as a cash deposit of €709, or approximately $851, equaling approximately two years’ principal and interest payments, and is held in a savings account with the lender, together with a mortgage on the hotel in favor of, the lender.  The loan terms require monthly payments of principal and interest at the end of each month and the loan will mature on November 21, 2029.

(5)

On March 1, 2017, TWC acquired Hotel Donauwelle, in part, through a commercial bank loan from a local bank, Erste Bank, in the amount of €3,866, or $4,639.  The amortized five-year loan provides for quarterly payments with a fixed interest rate of 2.95%, and a balloon payment of €1,966, or $2,359, at maturity.  As part of the conditions of the granting of the loan, TWC made a cash deposit of €1,250, or $1,500, as an advance toward the Company’s planned €2,500, or $3,000, renovation of the hotel, which TWC was contractually obligated to complete within one year of acquisition.  The deposit will be released to TWC upon the Company reaching the threshold of a similar amount spent toward the renovation.  Due to high business volume, TWC asked for, and was granted, an extension to the end of August 2018 to complete its planned renovation of the property.

Principal payments due on long-term debt are as follows:

Year ending December 31,
2018	$1,453
2019	1,479
2020	1,506
2021	3,772
2022	1,082
Thereafter	6,968
$16,260

NOTE 5 -  Accrued Expenses and Other Current Liabilities

At December 31, 2017 and 2016, accrued expenses and other current liabilities consisted of the following:

	2017	2016
Accrued payroll and related costs	$1,242	$1,190
Jackpots and player premium points	51	228
Operational accruals	426	407
Incentives/bonuses payable	340	1,438
Accrued real estate transfer tax, Hotel Kranichhöhe		277
	$2,059	$3,540

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Figures in thousands, except for statistics and share data)

NOTE 6 - Commitments and Contingencies

Lease Obligations - The Company is obligated under several operating leases, excluding leased slot machines. Rent expense under these operating and financial leases, which include: (i) the ground lease for Hotel Auefeld; (ii) the ground lease for Hotel Donauwelle; (iii) the Company’s corporate office lease in New York City, the lease of which was renewed for another five years, through March 31, 2020, and (iv) the employee housing leases, which can be terminated anytime with a six-month prior notice, was in aggregate approximately $346 and $175 for the years ended December 31, 2017 and 2016, respectively. Future aggregate minimum annual rental payments under all of these leases for the lesser of five years or until their expiration dates are as follows:

Twelve Months Ending December 31,
2018	$402
2019	$378
2020	$307
2021	$286
2022	$291

The Company is also obligated under a number of five-year, slot equipment operating leases, the projected costs of which are not included in the table above due to fluctuating inventory, expiring over staggered years, which provide for a monthly fixed rental fee per slot machine, and an annual option for replacement with different/newer machines during the term of the lease.  For the years ended December 31, 2017 and 2016, the Company’s slot lease expense was $2,979 and $2,436, respectively.  All slot leases can be terminated at any time, subject to a three-month notice period.

Employment Agreements - The Company’s employment agreement with its Chief Executive Officer (“CEO”), Mr. Rami S. Ramadan, absent the intervention of either party by September 30th of each year, renewed automatically for another calendar year, ending, as of March 26, 2018, on December 31, 2018.  In addition to a perpetually renewable employment term of one year absent the intervention of either party, the agreement provides for annual compensation, plus participation in the Company’s benefits programs and equity incentive plans.  Annual compensation of $450 will be paid in 2018, pursuant to the evergreen renewal terms of said employment agreement, excluding any bonus awards that were earned in 2017 but payable in 2018 or may be or have been granted in 2018 at the discretion of TWC’s Board of Directors (the “Board”).

On November 11, 2014, the Board of Director’s Compensation Committee approved an amendment (the “Amendment”) to the Amended and Restated Employment Agreement dated November 18, 2008 for Mr. Ramadan. The Amendment provides that if, within 120 days prior to, or twenty-four months, after a Change of Control (as defined in the Employment Agreement), (i) Mr. Ramadan is terminated by the Company other than for cause (and not due to his death or disability), or (ii) he provides the Company with written notice of his Voluntary Termination for Good Reason (as defined in the Employment Agreement), or (iii) he is in the employ of the Company on the closing date of a Change in Control of the Company, then the Company will pay to him:  (A) an amount equal to two times his Base Salary (as defined in the Employment Agreement) as of the date of termination; and, (B) any accrued but unpaid (1) base salary; (2) sick pay; (3) vacation pay; and (4) health insurance benefits as described in the Employment Agreement for the period ending on the earlier of: (x) the date Mr. Ramadan obtains subsequent employment where medical insurance coverage is available to him, or (y) two years after the date of termination or Change in Control, as applicable. If the above benefits are paid to him as a result of (iii) above, they cannot be paid to him again as a result of either (i) or (ii), above, for the same Change in Control event. The Amendment also includes a description of what actions TWC and Mr. Ramadan will take in the event that the aggregate payment or benefits to be paid to him as described above are deemed by the Internal Revenue Service to be “excess parachute payments” under Section 280G of the Internal Revenue Code of 1986, as amended (“Internal Revenue Code”).  This compensation arrangement was approved by the “say-on-pay” vote of the Company’s stockholders at its 2017 Annual Meeting of Stockholders in June 2017.

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Figures in thousands, except for statistics and share data)

The Company has a three-year evergreen employment agreement, dated June 1, 2005, with its Managing Director of Operations and Development, Mr. Paul Benkley. Unless communicated to Mr. Benkley within 60 days prior to the expiration of his employment agreement, which currently expires on December 31, 2019, it will renew automatically for another three-year term.  In the event of termination without cause, excluding disability and retirement, he will be entitled to one year of severance at the annual salary in effect at the time of termination.  In the event of non-renewal of this employment contract, he will receive severance equal to three months’ salary based on the salary in effect on the date of expiration of the contract.

Change of control agreements - On October 3, 2014, the Company entered into severance agreements with four KMEs that provide for the lump sum payment of one year’s salary and up to one year’s health insurance coverage in the event of a change of control of the Company, or if the employee voluntarily leaves the Company for any reason (other than death or disability) within 120 days prior to, or within one year after, such a change of control event.

Taxing Jurisdiction - The Czech Republic, Germany and Austria currently have a number of laws related to various taxes imposed by governmental authorities, including gaming tax (for the Czech casinos), VAT, and payroll (social) taxes and corporate income tax. Tax declarations, together with other legal compliance areas (for example, customs and currency control matters) are subject to review and investigation by a number of Czech, German and Austrian governmental authorities, which are enabled by law to impose fines, penalties and interest charges, and, ultimately, create tax risks for the Company in these countries in which it operates.  Management believes that it has adequately provided for its tax liabilities.

Legal Matters - The Company may be, from time to time, a party to various legal proceedings and administrative actions, all arising from the ordinary course of business.  The Company was not, as of the date of this report, involved in any material legal proceeding nor was it involved in any material litigation during the year ended December 31, 2017 and through the date of this filing.

NOTE 7 - Risks and Uncertainties

Regulation and Licensing  The Company’s operations are subject to regulation by each federal and local jurisdiction in which it operates. Each of the Company’s officers may be subject to strict scrutiny and approval from the gaming commission or other regulatory body of each jurisdiction in which TWC conducts gambling operations.  Furthermore, the operations of its casinos are contingent upon maintaining all necessary regulatory licenses, permits, approvals, registrations, findings of suitability, orders and authorizations. The laws, regulations and ordinances requiring these licenses, permits and other approvals generally relate to the operations of the casinos, the payment of taxes, the responsibility, financial stability and character of the owners and managers of gambling operations, as well as persons financially interested or involved in gambling operations.  All of TWC’s Czech casinos are duly licensed by the MOF, the national governmental authority that regulates gambling in the Czech Republic, and by the municipalities in which they operate.  The Company is also subject to ongoing regulation and oversight to maintain these operations.

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

Cash and cash equivalents - Cash and cash equivalents consists of cash and short-term deposits in banks and on hand.  The Company maintains a substantial portion of its cash balances in financial institutions that are outside the United States of America or that may exceed the Federal Deposit Insurance Corporation (“FDIC”) coverage of $250 per account.  The Company has not experienced any losses in such accounts and believes it is not subject to any significant credit risk on cash.  In addition, the FDIC does not insure the Company’s foreign cash, which totaled $11,720 and $13,723 at December 31, 2017 and 2016, respectively.  The Company has not incurred any losses in such accounts and believes it is not exposed to any significant credit risk on its cash and cash equivalents.

NOTE 8 -  Stockholders’ Equity

For the years ended December 31, 2017 and 2016, the Company recognized stock-based compensation expense of approximately $203 and $264, respectively, for the vesting of granted stock options.  The Company also recorded in 2017 and 2016 an expense of $145 and $94, respectively, for the issuance of common stock for vested restricted stock award to its CEO, pursuant to reaching designated earnings per share targets as stipulated in his restricted stock grant.

As part of their participation in the Company’s Deferred Compensation Plan, each member of the Board agreed to receive a portion or all of his annual retainer in shares of the Company’s Common Stock, aggregating $130 and $100 for the entire board, for the years ended December 31, 2017 and 2016, respectively. KME contribution to the Deferred Compensation Plan was $564 and $425 for the year ended December 31, 2017 and 2016, respectively.

NOTE 9 - Deposits and Other Assets

Restricted Deposits -  Restricted deposits include the bond deposit for the new Czech gaming license of Kč 30,000, or $1,409 at December 31, 2017, and Kč 22,000, or $858, at December 31, 2016, representing the bond deposit for the old gaming license, expected to be returned to TWC in the first quarter of 2018.   In addition, restricted deposits include a loan security deposit of €300, or approximately $360, related to the Company’s Sparkasse Seligenstadt Loan, a loan security deposit of €250, or approximately $300, related to the Company’s Sparkasse Hann. Münden Loan, a loan security deposit of €700, or approximately $840, related to the Company’s Kreissparkasse Köln Loan, and $24 as security deposit on the Company’s corporate office lease.

NOTE 10 - Income Taxes

The Company files income tax returns in the following jurisdictions: United States, Czech Republic, Germany and Austria. In the Czech Republic, prior to January 1, 2012, gaming income was not subject to corporate income tax.  In lieu of income taxes, gaming income was subject to other taxes in the Czech Republic, including gaming and charity taxes, which were primarily based on percentages of gaming revenues.  Foreign net operating loss carry-forwards (disclosed

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Figures in thousands, except for statistics and share data)

below) were derived from non-gaming activities and could only be applied against non-gaming activities.  Effective January 1, 2012, the Czech government instituted a corporate income tax rate of 19.0% on income.  For the year ended December 31, 2017, the Company recorded an income tax provision of $898, which includes a $240 deferred tax provision resulting from foreign book tax differences on fixed assets and other temporary items.  For the year ended December 31, 2016, the Company recorded an income tax provision of $2,668, which included $130 of deferred income tax benefit resulting from foreign book tax differences on fixed assets and other temporary items. Corporate income tax is payable by the end of June of the subsequent year. In compliance with tax regulations, the Company began making quarterly, estimated Czech corporate income tax payments beginning for the quarter ended September 30, 2013.

Domestic and foreign income taxes, included in the consolidated statements of operations, for the years ended December 31, 2017 and 2016 are summarized below:

	2017	2016
Income (loss) before taxes:
U.S.	$(196)	$(946)
Foreign	2,979	9,937
Total income before taxes	$2,783	$8,991

The Company’s provision (benefit) for income taxes at December 31, 2017 and 2016 is summarized as follows:

	2017	2016

Current	$658	$2,798
Deferred	240	(130)
Provision for income taxes	$898	$2,668
Effective income tax rate	32.2%	29.7%

The Company’s effective income tax rate differs from the statutory federal income tax rate as follows:

	2017	2016
U.S. Federal income tax statutory rate	$946	$3,036
Foreign income tax rate differential	(255)	(1,566)
Tax credits	(231)	(248)
State income tax (net of federal benefit)	14	150
Permanent items	398	1,813
Other	26	(517)
Total provision for income taxes	$898	$2,668

The Company’s current year effective income tax rate was impacted due to losses in the United States for which no benefit has been recorded. A majority of the earnings recognized by the Company during the year ended December 31, 2017 were at our properties in the Czech Republic. Based on permanent items and the impact of foreign currency exchange rates, the earnings in the Company’s Czech properties accounted for nearly 100% of the total tax expense recorded.

On December 22, 2017, the “Tax Cuts and Jobs Act” (TCJA) was enacted which significantly reforms the Internal Revenue Code of 1986, as amended. The TCJA, among other things, reduces the U.S. federal corporate tax rate from 35% to 21%, repeals the corporate alternative minimum tax (AMT), imposes additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system.  As a result of this legislation, the Company remeasured its deferred tax assets

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Figures in thousands, except for statistics and share data)

and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%.  However, the Company is still analyzing certain aspects of the TCJA and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.  The provisional amount recorded related to the remeasurement of the Company’s deferred tax balances was $2,810 which was offset fully by the provisional amount recorded related to the reversal of previously established valuation allowances against these deferred tax balances.  In addition, the Company recognized $5,203 of tax expense related to the deemed repatriation of foreign accumulated earnings, however this was fully offset by utilization of Federal net operating losses.

While the Company has completed its provisional analysis of the income tax effects of the TCJA and recorded a reasonable estimate of such effects, the amounts recorded related to the TCJA may differ, possibly materially, due to, among other things, further refinement of the Company’s calculations, changes in interpretations and assumptions that the Company has made, additional guidance that may be issued by the U.S. Government, and actions and related accounting policy decisions the Company may take as a result of the TCJA. The Company will complete its analysis over a one-year measurement period ending no later than December 22, 2018, and any adjustments during this measurement period will be included in loss from continuing operations as an adjustment to income tax expense/benefit in the reporting period when such adjustments are determined.

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

The Company assesses the continuing need for a valuation allowance that results from uncertainty regarding its ability to realize the benefits of the Company’s deferred tax assets. The Company has a valuation allowance on its U.S. and foreign deferred tax assets of $5,992 and $3,267, respectively, as of December 31, 2017 due to the uncertainty of future taxable income. The ultimate realization of deferred income tax assets depends on generation of future taxable income in the jurisdictions where the assets are located during the periods in which those temporary differences become deductible. If the Company concludes that its prospects for the realization of its deferred tax assets are more likely than not, the Company will then reduce its valuation allowance as appropriate and credit income tax.

At December 31, 2017, the Company had U.S., state and foreign net operating loss carry forwards (NOL’s), of approximately $20,637, $12,887 and $16,973, respectively, available to offset certain future taxes payable. However, certain historical events may have triggered significant limitations on pre-existing U.S. NOL’s pursuant to Section 382

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Figures in thousands, except for statistics and share data)

of the Internal Revenue Code. A full valuation allowance has been established for these deferred tax assets since their realization is considered uncertain. The Company’s NOLs will begin to expire in 2024.

The Company’s deferred income taxes at December 31, 2017 and 2016 are summarized as follows:

	2017	2016

Deferred tax assets:
Accrued expenses	$842	$574
Tax credits	532	318
Other	356	108
Net operating loss carryforwards	9,371	12,666

Total deferred tax assets	11,101	13,666

Valuation allowance	(9,259)	(13,406)

Total deferred tax assets	1,842	260

Deferred tax liabilities - property, plant, and equipment	(2,148)	(161)

Total deferred tax liability	(2,148)	(161)

Net deferred tax liability (assets)	$(306)	$99

In November 2015, the FASB issued guidance on balance sheet classification of deferred taxes, requiring that all tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The guidance is effective for annual reporting periods beginning after December 15, 2016. The Company adopted this guidance in 2017, which did not result in any changes to the Company’s classification of deferred tax assets and liabilities.

The Company has analyzed filing positions in all of the U.S. federal, state and foreign jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its U.S. federal tax return, its state tax return in New York and its foreign tax returns in Czech Republic, Germany and Austria, where it owns and operated casinos and hotels, as “major” tax jurisdictions, as defined by the Code.

The Company’s tax returns for the following periods are subject to examination:

Jurisdiction:	Periods
U.S. Federal	2014	–	2016
U.S. State – New York	2014	–	2016
Czech Republic	2010	–	2016
Germany	2015	–	2016
Austria	2017	–	2017

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

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Figures in thousands, except for statistics and share data)

Based on the Company’s capital, debt and liquidity position, there is no expected need for cash repatriation from foreign subsidiaries, and all cash held in foreign jurisdictions is considered permanently reinvested. However, due to the enactment of the TCJA, these earnings have been recognized as taxable income in 2017.   If these earnings are subsequently remitted as dividends, they will be considered previously tax income and will not be subject to US income taxes at that time.

NOTE 11 - Compensation Plans

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

The 2014 Equity Plan provides the Committee with the discretion to grant to any participant annually any awards not to exceed 200,000 shares of Common Stock and/or any restricted stock or restricted stock units that are not subject to the achievement of a performance target or targets covering more than an aggregate of 150,000 shares. The plan stipulates the authorized number of shares available with respect to which awards may be granted under the plan shall be 660,750.  On June 2, 2016, an amendment to the 2014 Equity Plan was approved by the shareholders at the Company’s Annual Meeting, adding 250,000 to the plan, raising the total available awards to 910,750, of which 245,750 remained available for issuance as of December 31, 2017. See also Note 12 “Stock Options,” below.

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

401 (k) Plan - The Company maintains a contributory 401(k) plan. This plan is for the benefit of all U.S.-based, eligible corporate employees, who may have a portion of their salary withheld, not to exceed the maximum federally allowed amount. The Company makes an employer-matching contribution of 60 cents for each employee dollar contributed, which totaled $50 and $50 for the years 2017 and 2016, respectively. These costs were recognized in the selling, general and administrative expenses of the consolidated statements of operations.

2017 Profit Sharing Plan - The 2017 Profit Sharing Plan was recommended by the Compensation Committee of the Board and approved by the Board on March 17, 2017. The 2017 Profit Sharing Plan permits designated KMEs to share in the profits of the Company. The profit sharing pool was calculated based on 12.5% of consolidated year-end net income before taxes, the pool distribution of which will be determined annually as a percentage of each participating KME relative to the aggregate of the annual salaries of the participating KMEs. Each KME is required, pursuant to the 2017 Profit Sharing Plan, to defer 50% of his or her annual profit sharing award into the Deferred Compensation Plan. For the years ended December 31, 2017 and 2016, a pool of $340 and $1,126 was reserved respectively, in accordance with the terms of the plan. Pursuant to the terms of the 2017 and 2016 Profit Sharing Plans, 50%, or approximately $170 and $563, respectively, of the Profit Sharing Plan awards, will be and were deferred, respectively, into the Deferred Compensation Plan.

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

NOTE 12 - Stock Options

The activity in the Company’s stock option plan was as follows for the dates indicated:

	Number of	Range of			Weighted Average
	Options	Exercise Prices			Exercise Price

Balance outstanding, January 1, 2016	635,000	$2.75	-	3.50	$3.39

Granted in 2016	415,000			3.34	3.34

Expired in 2016	(385,000)			3.50	3.50

Balance outstanding, December 31, 2016	665,000	$2.59	-	3.50	$3.34

Balance outstanding, December 31, 2017	665,000	$2.69	-	3.64	$3.47

Exercisable, December 31, 2017	445,000	$2.69	-	3.64	$3.49

On November 11, 2014, pursuant to the Company’s 2014 Equity Incentive Plan (the “2014 Equity Plan,”) Mr. Ramadan was granted five-year options to purchase 200,000 shares of Common Stock that vest in four equal parts, with the options to acquire 50,000 shares vesting immediately upon the date of grant and options to acquire 50,000 shares vesting subsequently upon each anniversary of the grant date. The fair value of this grant was $234, or $1.17 per option at the date of grant.  The exercise price of all these options was initially set at $3.20 per share, the closing stock price on the date of grant, and will escalate by 4.0% annually on each anniversary date. As of December 31, 2017, these options had fully vested and were exercisable at the escalated exercise price of $3.60 per share.

On April 15, 2015, pursuant to the Company’s 2014 Equity Plan, the Compensation Committee recommended and the Board approved a grant to all six members of the Board at that time, each five-year options to purchase 10,000 shares of Common Stock that vest in four equal parts, with the options to acquire 2,500 shares vesting immediately upon the date of grant and options to acquire 2,500 shares vesting subsequently upon each anniversary of the grant date. The exercise price of these options was initially set at $2.75 per share, the closing stock price on the date of grant, and escalate by 4.0% annually on each anniversary date. The fair value of this grant was $76, or $1.27 per option, at the date of grant.

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Figures in thousands, except for statistics and share data)

As of December 31, 2017, 37,500 options had vested and were exercisable at the escalated exercise price of $2.97 per share.

On January 29, 2016, the Compensation Committee recommended and the Board approved a grant to Mr. Ramadan, our Chief Executive Officer, pursuant to the Company’s 2014 Equity Plan, of five-year stock options to purchase 75,000 shares of Common Stock that vest in four equal parts, with the options to acquire 18,750 shares vesting immediately upon the date of grant and options to acquire 18,750 shares vesting subsequently upon each anniversary of the grant date.  The exercise price of all these options was initially set at $2.59 per share, the closing stock price on the date of grant, and escalate by 4.0% annually on each anniversary date.  The fair value of the grant was approximately $78, or $1.04 per option, at the date of grant.  As of December 31, 2017, 37,500 options had vested and were exercisable at the escalated exercise price of $2.69 per share.

On June 2, 2016, the Compensation Committee recommended and the Board approved five-year stock option grants to eight KMEs, of an aggregate of 340,000 shares of Common Stock, pursuant to the Company’s 2014 Equity Plan.  These options vest in four equal parts, with the first portion vesting immediately upon the date of grant and remaining equal portions vesting subsequently upon each anniversary of the grant date.  The exercise price of all of these options was set at $3.50 per share, the closing stock price on the date of grant, and escalate by 4.0% annually on each anniversary date.  The fair value of the entire grant was approximately $382, or $1.12 per option, at the date of grant.  As of December 31, 2017, 170,000 options had vested and were exercisable at the escalated exercise price of $3.64 per share.

As of December 31, 2017, there was approximately $149 of total unrecognized compensation cost related to unvested share-based compensation awards granted under the equity compensation plans, which will be amortized over the weighted average remaining requisite service period of three years. The Company expects to recognize the $149 of total unrecognized compensation cost in 2018.

In each instance, the option exercise price per share was equal to or above the market value of the underlying stock on the date of grant.  Options are generally granted with terms between five and ten years after the date of grant or earlier upon termination of employment, as defined in the plan or agreements.  Pursuant to the terms of the 2014 Equity Plan, all stock awards will vest upon a change of control (as defined) of the Company.

Other than the grants described above, there were no other option grants awarded in 2016 and 2017.

The fair value of each option grant given in 2016 was estimated on the date of grant using the Black-Scholes option pricing model with the below assumptions related to risk-free interest rates, expected dividend yield, expected lives (i.e. life term of the grant) and expected stock price volatility.

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Figures in thousands, except for statistics and share data)

Grant Year	2016

Stock price volatility	34.56% - 34.71%
Risk-free interest rate	1.2% - 1.5%
Expected life (in years)	5.0
Expected dividend yield	-- %

Additional information about the Company’s outstanding stock options at December 31, 2017 is as follows:

	Options Outstanding
		Weighted
		Average
		Remaining	Weighted
		Contractual	Average
	Number of	Life	Exercise	Intrinsic
Exercise Prices	Shares	(in Years)	Price	Value
$2.51 - $3.00	125,000	2.77	$2.80	$149,750
$3.01 - $4.00	540,000	2.84	3.63	202,400
	665,000	2.83	$3.47	$352,150

Warrants – There were no warrants outstanding as of December 31, 2017 and 2016.

NOTE 13 – Acquisition and Purchase Price Allocation - Hotel Kranichhöhe

On December 21, 2016, TWHG acquired the Lindner Sport & Aktivhotel Kranichhöhe (subsequently rebranded by the Company as “Hotel Kranichhöhe”), a 107-room hotel with extensive meeting space and recreational amenities located in Much, Germany, for a purchase price of approximately $5.3 million, excluding closing costs and a real estate transfer tax. There was no relationship between TWHG, the Company or their respective directors or officers, or any affiliate or associate thereof, and the seller of this property in this transaction.

The assets acquired by TWHG include: the hotel building and its contents; three food and beverage outlets; 18 meeting rooms; a wellness center and spa; a fitness center with an indoor swimming pool; an adjoining tennis complex with two indoor courts and two outdoor courts; and a “beach” volleyball court.

The Company accounted for its Hotel Kranichhöhe acquisition under the acquisition method of accounting as indicated in FASB ASC 805, Business Combinations, which requires the acquiring entity in a business combination to recognize the fair value of all assets acquired, liabilities assumed, and establishes the acquisition date as the fair value measurement point. Accordingly, the Company identified and recorded assets acquired and liabilities assumed in this business combination, based on fair value estimates as of the date of acquisition, agreed by the parties to be as of December 1, 2016. The purchase price allocation process requires an analysis and valuation of acquired assets, which included fixed assets, technologies, customer contracts and relationships, trade names and liabilities assumed, including contractual commitments and legal contingencies. Based on an asset evaluation performed by an independent, certified appraiser, the Company determined that there was no material fair value in the technologies, customer contracts and relationships, and trade names in the acquisition of Hotel Kranichhöhe and that the acquisition was considered a “bargain purchase,” for which the fair value of the net assets acquired exceeded the price paid for the acquisition. Thus, the excess value of €117, or approximately $124, was recognized as a gain in Other Income in the Company’s consolidated statement of operations for the year ended December 31, 2016. ASC 805 also requires that prior to recognizing the gain, the acquirer must reassess whether it has correctly identified all of the assets acquired and liabilities assumed and recognize any additional

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Figures in thousands, except for statistics and share data)

assets or liabilities that result from that review. TWC has reviewed the measurement procedures used in valuing the assets acquired and liabilities assumed and determined that all assets and liabilities have been correctly identified and recognized.

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

The following unaudited pro forma results of operations for the year ended December 31, 2016 presented are provided for illustrative purposes only and assume the acquisition occurred as of January 1, 2016 and do not assume any cost savings from TWC’s management of the operations. The unaudited pro forma financial results do not purport to be indicative of the results of operations for future periods or the results that actually would have been realized had TWC operated the Hotel Kranichhöhe during the presented year. The unaudited pro forma results are presented in thousands, except share and per share information.

Year Ended
December 31, 2016
(Unaudited)
REVENUES	$57,555

NET INCOME	$6,772

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	8,838,984
Diluted	9,498,578

EARNINGS PER COMMON SHARE:
Basic	$0.77
Diluted	$0.71

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Figures in thousands, except for statistics and share data)

NOTE 14 – Acquisition and Purchase Price Allocation - Hotel Donauwelle

On March 1, 2017, TWC acquired 100% of the shares of Hotel Donauwelle Betriebsgesellschaft M.B.H (legally renamed as “Trans World Hotels Austria” (“TWHA”), which owned a four-star business hotel, Steigenberger Hotel Linz (i.e.  Hotel Donauwelle), located in Linz, Austria. The hotel is situated on the banks of the Danube River in Linz, approximately 35 minutes driving time from our Route 55 Casino. The hotel was operating under a contractual management agreement with the Steigenberger Hotels AG, which was terminated on September 30, 2017. Subsequently, TWC assumed active management and renamed the hotel the “Hotel Donauwelle.” The assets acquired include the non-renewable, ground lease rights, thereby deemed as an unfavorable lease liability, through March 2062 to the plot upon which the hotel building stands and the building contents. The hotel features 176 rooms, six meeting/banquet rooms, a 120-seat restaurant, a 40-seat bar, a 100-seat outdoor terrace, and a spa and gym room. At the date of the acquisition, the total acquisition cost was €4,431, or $4,741, inclusive of the €4,263, or $4,517, purchase price. TWC paid cash of €368, or $390, and had a 10% contingency payable to the seller of €29, or $31 upon the post-closing settlement based on the finalized and approved financial statements of February 28, 2017. The post-closing settlement was in TWC’s favor, with a payment of €75, or approximately $89, from the seller. The balance of the purchase price was financed through the assumption of an existing five-year amortizing bank loan in the amount of €3,866, or $4,096, from Erste Bank, Austria, with a fixed-interest rate of 2.95%, payable quarterly, maturing on December 31, 2021, pursuant to which the €1,966, or $2,359, remaining balance will be either paid off or financed. There was no relationship between the Company or their respective directors or officers, or any affiliate or associate thereof, and the seller of this property in this transaction.

The Company accounted for its Hotel Donauwelle acquisition under the acquisition method of accounting as indicated in FASB ASC 805, Business Combinations, which requires the acquiring entity in a business combination to recognize the fair value of all assets acquired, liabilities assumed, and establishes the acquisition date as the fair value measurement point. Accordingly, the Company identified and recorded assets acquired and liabilities assumed in this business combination, based on fair value estimates as of the date of acquisition, March 1, 2017. The purchase price allocation process requires an analysis and valuation of acquired assets, which included fixed assets, technologies, customer contracts and relationships, trade names and liabilities assumed, including contractual commitments and legal contingencies. Based on an asset evaluation performed by an independent, certified appraiser, the Company determined that there was no material fair values in the technologies, customer contracts and relationships and trade names in the acquisition of Hotel Donauwelle and that the acquisition was considered a “bargain purchase,” for which the fair value of the net assets acquired exceeded the price paid for the acquisition. Thus, the excess value of €758, or approximately $803, was recognized as a gain in Other Income in the Company’s consolidated income statement for the year ended December 31, 2017. ASC 805 also requires that prior to recognizing the gain, the acquirer must reassess whether it has correctly identified all of the assets acquired and liabilities assumed and recognize any additional assets or liabilities that result from that review. TWC has reviewed the measurement procedures used in valuing the assets acquired and liabilities assumed and determined that all assets and liabilities have been correctly identified and recognized.

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

The following unaudited pro forma results of operations for the twelve months ended December 31, 2017 and the twelve months ended December 31, 2016 presented are provided for illustrative purposes only and assume the acquisition occurred as of January 1, 2016 and do not assume any cost savings from TWC’s management of the operations. The unaudited pro forma financial results do not purport to be indicative of the results of operations for future periods or the results that actually would have been realized had TWC operated Hotel Donauwelle during these periods. The unaudited pro forma results are presented in thousands, except share and per share information.

	Year Ended December 31,
	2017	2016
	(Unaudited)	(Unaudited)
REVENUES	$54,992	$57,929

NET INCOME	$2,090	$7,111

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	8,874,148	8,838,984
Diluted	9,870,666	9,498,578

EARNINGS PER COMMON SHARE:
Basic	$0.24	$0.80
Diluted	$0.21	$0.75

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Figures in thousands, except for statistics and share data)

NOTE 15 – Segment Information

Effective since the acquisition of Hotel Columbus as of September 1, 2014, the Company recognized two reporting segments (a casino segment and a hotel segment) and a category called “corporate” (which, for accounting purposes, is not considered to be a separate “segment”). The casino segment is entirely in the Czech Republic, while the hotel segment is comprised of Hotel Columbus, Hotel Auefeld, Hotel Kranichhöhe, and Hotel Donauwelle.  Hotel Savannah and Spa, as part of the Route 59 Complex, is reported under the casino segment.

Below is a presentation of the reporting segments:

	Year Ended December 31, 2017				Year Ended December 31, 2016
Operations by Segment	Casino	Hotel	Corporate	Consolidated	Casino	Hotel	Corporate	Consolidated

Total revenues	$40,747	$13,361	$—	$54,108	$48,262	$4,976	$—	$53,238
Costs and expenses:
Cost of revenues	(25,618)	(8,024)		(33,642)	(25,879)	(2,794)		(28,673)
Depreciation and amortization	(1,383)	(1,409)	(10)	(2,802)	(1,334)	(873)	(13)	(2,220)
Selling, general and administrative	(7,140)	(4,097)	(4,029)	(15,266)	(6,916)	(1,923)	(4,396)	(13,235)
Interest expense		(417)		(417)	(2)	(241)		(243)
Other income		802		802		124		124
Total costs and expenses	(34,141)	(13,145)	(4,039)	(51,325)	(34,131)	(5,707)	(4,409)	(44,247)
Income (loss) before income taxes	6,606	216	(4,039)	2,783	14,131	(731)	(4,409)	8,991
Income tax expense	(1,102)	139	65	(898)	(2,416)	202	(454)	(2,668)
Net income (loss)	$5,504	$355	$(3,974)	$1,885	$11,715	$(529)	$(4,863)	$6,323

Selected Balance Sheet	At December 31, 2017				At December 31, 2016
Data by Segment	Casino	Hotel	Corporate	Consolidated	Casino	Hotel	Corporate	Consolidated

Property and equipment, net	$43,708	$20,416	$11	$64,135	$23,550	$17,226	$748	$41,524
Goodwill	5,696	152		5,848	4,730	127		4,857
Other assets, excluding property and equipment and goodwill	11,251	3,087	405	14,743	12,781	6,057	885	19,723
Total assets	$60,655	$23,655	$416	$84,726	$41,061	$23,410	$1,633	$66,104

Capital expenditures, net	$5,923	$1,737	$—	$7,660	$1,018	$2,639	$5	$3,662

NOTE 16 – Subsequent Event

On March 2, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with FEC Overseas Investment (UK) Limited, a limited company formed under the laws of the United Kingdom (the “Parent”), and FEC Investment (US) Limited, a Nevada corporation and wholly-owned subsidiary of Parent (the “Merger Sub”), and Far East Consortium Limited, a Cayman Islands limited company that is party solely for the limited purposes set forth in the Merger Agreement.

The Merger Agreement provides that, upon the satisfaction of the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company with the Company continuing as the surviving corporation (the ‘‘Merger’’).

Pursuant to the terms of the Merger Agreement, subject to the satisfaction of the terms and conditions set forth therein, Parent has agreed to pay an aggregate cash consideration of $42.0 million (the “Purchase Price”), plus the assumption of outstanding net indebtedness of the Company determined five (5) business days prior to the closing date up to $11,025,000 (the “Closing Net Indebtedness”). The Purchase Price is subject to adjustment for certain Company transaction expenses, including the cost paid at or after closing with respect to a director and officer “tail” insurance policy, as more thoroughly described in the Merger Agreement (such as-adjusted amount, the “Merger Consideration”).  In the event that the Closing Net Indebtedness, as finally determined in accordance with Merger

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Figures in thousands, except for statistics and share data)

Agreement, is less than $11,025,000, then there will be no adjustment to the Purchase Price.  In the event that the Closing Net Indebtedness, as finally determined in accordance with Merger Agreement (i) is greater than $11,025,000, then the Parent may decrease the Purchase Price, dollar for dollar, by an amount equal to the difference by which the Closing Net Indebtedness exceeds $11,025,000, up to amount not greater than $525,000; or (ii) is greater than $11,550,000, then the Parent may terminate the Merger Agreement.

 At the effective time of the Merger (the “Effective Time”), each share of the Company’s Common Stock issued and outstanding immediately prior to  the Effective Time (except those shares (i) held by any of the Company’s shareholders who are entitled to and who properly demand appraisal rights and comply with the requirements of Section 92A.440 Section 262 of the Nevada Revised Statutes and (ii) owned by the Company, Parent or Merger Sub and/or any of their respective subsidiaries (the “Exception Shares”), will be canceled and converted automatically into and constitute the right to receive, without interest and subject to any applicable withholding taxes required by law, an amount in cash calculated as (x) the total Merger Consideration, divided by (y) the sum of (1) the number of shares of Common Stock issued and outstanding immediately prior to the Effective Time (but excluding the Exception Shares), (2) the number of shares of Common Stock issuable upon the exercise of exercisable in-the-money options (calculated as if such options were exercised on a cashless basis), and (3) number of shares Company Common Stock classified as Company restricted or deferred stock outstanding immediately prior to the Effective Time, in each case without interest and less any required withholding taxes.

The Merger Agreement contains customary representations and warranties for a transaction of this type. None of the representations and warranties contained in the Merger Agreement will survive the Effective Time. In addition, the Company has agreed to various covenants in the Merger Agreement, including, among other things, covenants to continue to conduct its business in the ordinary course and in accordance with past practices and not to take certain actions prior to the closing of the Merger without the prior written consent of Parent.

The Merger Agreement contains certain conditions that must be satisfied or waived by the parties to the Merger Agreement prior to the closing of the Merger. Among other conditions set forth in the Merger Agreement, the obligations of each of Parent, Merger Sub and the Company to effect the Merger are subject to the satisfaction or waiver at or prior to closing of the Merger of (i) receiving the required approval of holders of a majority of the outstanding shares of Common Stock of the Company, which approval was effected after execution of the Merger Agreement, by written consent of certain principal shareholders of the Company owning approximately 88% of the outstanding shares of the Company’s common stock, (ii) 20 days having elapsed since the mailing to the Company’s stockholders of a definitive information statement with respect to adoption of the Merger Agreement; (iii) the Company’s permits, registrations and other approvals necessary for or relating to the conduct of gaming and related activities being in full force and effect as of the Effective Time, and (iv) the absence of legal prohibitions on the consummation of the Merger. In addition, Parent and Merger Sub will not be obligated to effect the Merger unless the following additional conditions, among others described in the Merger Agreement, are satisfied or waived at or prior to the closing of the Merger: (i) the accuracy of the representations and warranties of the Company and compliance by the Company with its covenants and obligations under the Merger Agreement, unless such non-compliance would not have a “Material Adverse Effect” (as defined in the Merger Agreement) on the Company; and (ii) since the date of the Merger Agreement, there must not have occurred a “Material Adverse Effect” (as defined in the Merger Agreement).

The Merger Agreement contains customary termination provisions, including, without limitation, that the Merger Agreement may be terminated, subject to certain limitations set forth in the Merger Agreement, by either the Company or Parent if the Merger has not been consummated by June 30, 2018, other than due to the failure of the terminating party to fulfill its obligations under the Merger Agreement. The Merger Agreement requires the Company to pay to the Parent a fee equal to $1,500,000 (the “Termination Fee”) or transaction expenses up to $700,000 in the aggregate, if the Merger Agreement is terminated under certain limited circumstances more thoroughly described in the Merger Agreement.  The Merger Agreement also requires the Parent to pay to the Company a Termination Fee or transaction expenses up to $700,000 in the aggregate, if the Merger Agreement is terminated under certain limited circumstances more thoroughly described in the Merger Agreement.

TRANS WORLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Figures in thousands, except for statistics and share data)

The foregoing description of the Merger Agreement does not purport to be a complete description and is qualified in its entirety by reference to such agreement, a copy of which is filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2018.

Item 9.     Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.   Controls and Procedures.

Included in this Annual Report on Form 10-K are certifications of Mr. Ramadan, our CEO, and Mr. Hung D. Le, our Chief Financial Officer (“CFO”), which are required in accordance with Rule 13a-14 of the Exchange Act. This section includes information concerning the controls and controls evaluation referred to in the certifications.

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

Changes in Internal Control over Financial Reporting.

As part of our normal operations, we update our internal controls as necessary to accommodate any modifications to our business processes or accounting procedures.  During the fourth quarter of 2017, there were no significant changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017.  Based on this assessment, management believes that, as of December 31, 2017, our internal control over financial reporting was effective.

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

Item 9B.   Other Information.

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to our definitive proxy statement (our “2018 Proxy Statement”) for our Annual Meeting of Stockholders for 2018, to be filed with the SEC within 120 days after the end of our fiscal year.2017.

Item 11.   Executive Compensation.

The information required by this item is incorporated by reference to our 2018 Proxy Statement, to be filed with the SEC within 120 days after the end of our fiscal year.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our 2018 Proxy Statement, to be filed with the SEC within 120 days after the end of our fiscal year.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to our 2018 Proxy Statement, to be filed with the SEC within 120 days after the end of our fiscal year.

Item 14.   Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to our 2018 Proxy Statement, to be filed with the SEC within 120 days after the end of our fiscal year.

PART IV

Item 15.   Exhibits and Financial Statement Schedules.

(a)Exhibits

Reference is made to the Exhibit Index hereinafter contained.

A copy of any exhibits listed or referred to herein will be furnished at a reasonable cost to any person who was a shareholder of our Company as of March 26, 2018, upon written request from any such person. Requests should be sent to: Jill A. Yarussi, Corporate Secretary, Trans World Corporation, 545 Fifth Avenue, Suite 940, New York, New York 10017.

TRANS WORLD CORPORATION
EXHIBITS INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2017

Item No	Item	Method of Filing

3.1(a)	Articles of Incorporation	Incorporated by reference to Exhibit 4.2(a), 4.1 and 10.1 contained in the registration statement on Form SB-2, declared effective by the SEC on October 19, 1994 (File No. 33-85446-A).

3.1(b)	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to Exhibit 3.1 contained in the Form 10-KSB for the fiscal year ended December 31, 2000, filed on April 17, 2001 (File No. 0-25244).

3.1(c)(i)	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to Exhibit 3(c) contained in the Registration Statement on Form S-4/A filed on May 4, 2003 (File No. 33-101028).

3.1(c)(ii)	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to Exhibit 3.1 contained in the Form 10-KSB for the fiscal year ended December 31, 2004, filed on March 30, 2005 (File No. 0-25244).

3.2(a)	Bylaws	Incorporated by reference to Exhibit 3.2 contained in the registration statement on Form SB-2, declared effective by the SEC on October 19, 1994 (File No. 33-85446-A).

3.2(b)	Amended Bylaws, dated February 5, 2015	Incorporated by reference to Exhibit 3.2(b) contained in the Form 8-K filed on February 6, 2015 (File No. 0-25244).
3.2(c)	Amendment #1 to Amended and Restated Bylaws, dated March 2, 2018	Incorporated by reference to Exhibit 3.1 contained in the Form 8-K filed on March 8, 2018 (File No. 0-25244).

Item No	Item	Method of Filing

4.1	Specimen Common Stock Certificate	Incorporated by reference to Exhibit 4.1 contained in the registration statement on Form SB-2, declared effective by the SEC on October 19, 1994 (File No. 33-85446-A).

4.2

Indenture dated March 31, 1998, as supplemented on October 29, 1998. October 15, 1999 and September 10, 2001, among the registrant, TWC International U.S. Corporation, TWC Finance Corp. and U.S. Trust Company of Texas, N.A.

Incorporated by reference to Exhibit 4(1) contained in the Form 8-K filed on April 14, 1998 (File No.0-25244).

4.3	Indenture dated March 31, 1998, as supplemented on October 29, 1998, October 15, 1999 and September 10, 2001, between TWC International U.S. Corporation and U.S. Trust Company of Texas, N.A.	Incorporated by reference to Exhibit 4(III) contained in the Form 8-K filed on April 14, 1998 (File No. 0-25244).

4.4	Series A Warrant to Purchase Common Stock dated March 31, 1998	Incorporated by reference to Exhibit 4(VI) contained in the Form 8-K filed on April 14, 1998 (File No. 0-25244).

4.5	Series B Warrant to Purchase Common Stock dated March 31, 1998	Incorporated by reference to Exhibit 4(VII) contained in the Form 8-K filed on April 14, 1998 (File No. 0-25244)..

4.6	Series C Warrant to Purchase Common Stock dated March 31, 1998	Incorporated by reference to Exhibit 4(II) contained in the Form 8-K filed on April 14, 1998 (File No. 0-25244).

4.7	Series G Warrant to Purchase Common Stock dated March 31, 1999	Incorporated by reference to Exhibit 10.49 contained in the Form 10-KSB filed on May 30, 2000 (File No. 0-25244).

4.8	Agreement to Amend Warrants dated March 25, 1998 among the Company and the named Holders	Incorporated by reference to Exhibit 4(VIII) contained in the Form 8-K filed on April 14, 1998 (File No. 0-25244).

8.1	Tax Opinion	Incorporated by reference to Exhibit 8.1 contained in the Registration Statement on Form S-4/A filed on May 14, 2003 (File No. 33-101028).

10.1	1993 Incentive Stock Option Plan	Incorporated by reference to Exhibit 10.13 contained in the registration statement on Form SB-2, declared effective by the SEC on October 19, 1994 (File No. 33-85446-A).

10.2	Loan Agreement dated July 17, 1997 between the Company and Value Partners	Incorporated by reference to Exhibit 10.36 contained in the Form 8-K filed on July 17, 1997 (File No. 0‑25244).

Item No	Item	Method of Filing

10.3	Loan Agreement dated October 28, 1997, between Value Partners, and the Company	Incorporated by reference to Exhibit 10.39 contained in the Form 10-QSB for the quarter ended September 30, 1997, filed on October 28, 1997 (File No. 0-25244).

10.4	Employment Agreement between the Company and Rami S. Ramadan dated July 12, 1999	Incorporated by reference to Exhibit 10.1 contained in the Form 8-K filed on July 13, 1999 (File No. 0-25244).

10.5	Amendment to Employment Agreement between the Company and Rami S. Ramadan dated July 1, 2002	Incorporated by reference to Exhibit 10.5 contained in the Registration Statement on Form S-4 filed on November 5, 2002 (File No. 333-101028).

10.6	1998 Incentive Stock Option Plan	Incorporated by reference to Exhibit 10.46 contained in the Form 10-KSB filed on May 26, 2000 (File No. 0-25244).

10.7	1999 Non-Employee Director Stock Option Plan	Incorporated by reference to Exhibit 10.47 contained in the Form 10-KSB filed on May 26, 2000 (File No. 0-25244).

10.8	Form 12% Secured Senior Note due March 2005	Incorporated by reference to Exhibit 10.48 contained in the Form 10-KSB filed on May 30, 2000 (File No. 0-25244).

10.9	English Restatement of the Spanish Agreement of Sale of Casino de Zaragoza	Incorporated by reference to Exhibit 99.2 contained in the Form 8-K filed on January 9, 2002 (File No. 0-22544).

10.10	Form of Fourth Supplemental Trust Indenture by and among Trans World Corporation, TWG International U.S. Corp., TWG Finance Corp. and the Bank of New York Trust Company of Florida, N.A. (as Trustee)	Incorporated by reference to Exhibit 10.10 contained in the Registration Statement on Form S-4 filed on November 5, 2002 (File No. 333-101028).

10.11	Waiver and Forbearance of Covenant Violations (Interest) — Primary Indenture	Incorporated by reference to Exhibit 10.11 contained in the Registration Statement on Form S-4/A filed on February 13, 2003 (File No. 333-101028).

10.12	Waiver and Forbearance of Covenant Violations (Interest) — Finance Indenture	Incorporated by reference to Exhibit 10.12 contained in the Registration Statement on Form S-4/A filed on February 13, 2003 (File No. 333-101028).

10.13	Indemnification Agreement by and between Value Partners, Ltd., Trans World Corporation and TWG International U.S. Corporation dated February 12, 2003	Incorporated by reference to Exhibit 10.13 contained in the Registration Statement on Form S-4/A filed on February 13, 2003 (File No. 333-101028).

Item No	Item	Method of Filing

10.14	Agreement and Plan of Recapitalization dated June 25, 2003 between the Company and the named Holders	Incorporated by reference to Exhibit 4.9 contained in the Registration Statement on Form S-4/A filed on December 31, 2002 (File No. 333-101028).

10.15	Form of 8% Rate Promissory Note due 2006	Incorporated by reference to Exhibit 4.10 contained in the Registration Statement on Form S-4/A filed on March 28, 2003 (File No. 333-101028).

10.16	Form of Variable Rate Promissory Note due 2010	Incorporated by reference to Exhibit 4.11 contained in the Registration Statement on Form S-4/A filed on March 28, 2003 (File No. 333-101028).

10.17	2004 Equity Incentive Plan, as amended

Incorporated by reference to Appendix E contained in the Proxy Statement for the 2004 Annual Meeting and from the discussion contained at page 12-14 of the proxy statement for the 2005 Annual Meeting, at page 14-15 of the proxy statement for the 2006 Annual Meeting, and at page 14-15 of the proxy statement for the 2007 Annual Meeting filed on May 25, 2004 (File No. 0-25244).

10.18	Renewal and Amendment of Employment Agreement between the Company and Rami S. Ramadan, Effective as of July 1, 2005	Incorporated by reference to Exhibit 10.18 contained in the Form 10-KSB filed on March 17, 2006 (File No. 0-25244).

10.19	Renewal and Amendment of Employment Agreement between the Company and Rami S. Ramadan, Effective as of July 1, 2008	Incorporated by reference to Exhibit 99.1 contained in the Form 8-K filed on November 21, 2008 (File No. 0-25244).

10.20	Shareholder Agreement to add Director Nominees to the slate for the 2014 Annual Meeting of Stockholders, Effective as of April 21, 2014	Incorporated by reference to Exhibit 10.1 contained in the Form 8-K filed on April 22, 2014 (File No. 0-25244).

10.21	2014 Equity Incentive Plan, Adopted on June 25, 2014	Incorporated by reference to Exhibit 99.1 contained in the Form 8-K filed on June 27, 2014 (File No. 0‑25244).
10.22	Change to the Company’s Registered Certified Accountants, Effective as of July 2, 2014	Incorporated by reference to Item 4.01 contained in the Form 8-K filed on July 7, 2014 (File No. 0‑25244).

10.23	Partnership Interest Purchase Agreement to acquire the Hotel Columbus, dated September 10, 2014	Incorporated by reference to Exhibit 10.19 contained in the Form 8-K filed on September 15, 2014 (File No. 0-25244).

10.24	Amendment of Employment Agreement between the Company and Rami S. Ramadan, Effective as of November 11, 2014	Incorporated by reference to Exhibit 10.20 contained in the Form 8-K filed on November 14, 2014 (File No. 0-25244).

Item No	Item	Method of Filing

10.25	2006 Deferred Compensation Plan, Amended and Restated, effective November 18, 2008	Incorporated by reference to Exhibit 99.3 contained in the Form 8-K filed on November 21, 2008 (File No. 0-25244).

10.26	Partnership Interest Purchase Agreement dated June 2, 2015	Incorporated by reference to Exhibit 10.26 contained in the Form 8-K filed on June 19, 2015 (File No. 0-25244).

10.27	2014 Equity Incentive Plan, as amended	Incorporated by reference to Exhibit 10.27 contained in the discussion at page 26-27 of the 2017 Proxy Statement and in Exhibit 99.2 of the Form S-8 filed on July 12, 2016 (File No. 0-25244).

10.28

Agreement and Plan of Merger, dated as of March 2, 2018 by and among FEC Overseas Investment (UK) Limited, FEC Investment (US) Limited, Trans World Corporation and Far East Consortium International Limited

Incorporated by reference to Exhibit 2.1 contained in the Form 8-K filed on March 8, 2018 (File No. 0-25244).

10.29	Form of Support Agreement	Incorporated by reference to Exhibit 10.1 contained in the Form 8-K filed on March 8, 2018 (File No. 0-25244).

10.30	Form of Indemnification Agreement	Incorporated by reference to Exhibit 10.2 contained in the Form 8-K filed on March 8, 2018 (File No. 0-25244).

12.0	Ratio of Earnings to Fixed Charges	Incorporated by reference to Exhibit 12.0 contained in the Registration Statement on Form S-4/A filed on April 17, 2003 (File No. 0-25244).

14.0	Code of Ethics	Incorporated by reference to Exhibit 14.0 contained in the 2008 Proxy Statement filed on May 14, 2008 (File No. 0-25244).

21.0	Subsidiaries	Filed herewith.

23.1	Consent of WithumSmith+Brown, PC	Filed herewith.

31.1	Section 302 Certification of Chief Executive Officer	Filed herewith.

31.2	Section 302 Certification of Chief Financial Officer	Filed herewith.

32.0	Section 906 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2017 and 2016, (ii) the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2017 anfd 2016, (iii) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017 and 2016, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016 and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.**

**    Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

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
Dated: March 28, 2018
	By:	/s/ Rami S. Ramadan
Rami S. Ramadan
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant on March 28, 2018 in the capacities indicated.

Signature and Title

/s/ Rami S. Ramadan
Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ Max W. Batzer
Director

/s/ Patrick J. Bennett, Sr.
Director

/s/ Michael B. Brodsky
Director and Chairman of the Board

/s/ Timothy G. Ewing
Director

/s/ David E. Goldberg
Director

/s/ Hung D. Le
Chief Financial Officer (Principal Financial Officer)