Form 10-K/A
period 2017-12-31
TRANS WORLD CORP
filed 2018-04-27
CIK 914577

rkkkkkkkkks€

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K/A

Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The aggregate market value of the Common Stock of the Registrant held by non-affiliates as of June 30, 2017, based upon the average bid and asked price of $5.75 as reported on the OTCQB on that date, was $51,054,313.00.  As of April 25, 2018, there were 8,879,011 shares of Common Stock of the Registrant deemed outstanding.

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

EXPLANATORY NOTE

Trans World Corporation (“TWC,” “Trans World,” the “Company,” “we,” “us” or “our”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (“Form 10-K”) with the U.S. Securities and Exchange Commission (the “SEC”) on March 28, 2018. The Company is filing this Amendment No. 1 to the Form 10-K, or “Form 10-K/A,” solely for the purpose of including the Part III information that was to be incorporated by reference from its Definitive Proxy Statement for the 2018 Annual Meeting of Shareholders as the Company will not file a definitive proxy statement within 120 days after the end of the Company’s fiscal year ended December 31, 2017. This Form 10-K/A hereby amends and restates in their entirety Items 10 through 14 of Part III of the Form 10-K.  Certain terms are defined herein, and terms with initial capital letters that are not defined herein were defined in the Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15(b) of Part IV is amended to include the currently dated certifications as exhibits. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Except as expressly noted in this Form 10-K/A, this Form 10-K/A does not reflect events occurring after the date of the original filing of the Form 10-K or modify or update in any way any of the other disclosures contained in the Form 10-K including, without limitation, the financial statements. Accordingly, this Form 10-K/A should be read in conjunction with the Company’s Form 10-K and the Company’s other filings with the SEC.

TRANS WORLD CORPORATION
FORM 1O-K/A

Amendment No. 1

i

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

Board of Directors

Our Board of Directors is responsible for overseeing the management of our business. We keep our directors informed of our business at meetings and through reports and analyses presented to the Board of Directors and committees of the Board. Regular communications between the directors and management also occur apart from meetings of the Board of Directors and committees of the Board. Specifically, from time to time the Board schedules conference calls with senior management to discuss the Company’s business operations and strategies. The following table provides information as of March 31, 2018 with respect to each of our directors and Mr. Rami S. Ramadan,

our CEO who is a director and our principal executive officer (the “named executive officer”):

Directors & Executive Officers	Age	Position in the Company	Director Since
Rami S. Ramadan	68	CEO, President and Director	1999
Timothy G. Ewing (2)(3)(4)	57	Director	2004
Patrick J. Bennett, Sr. (1)(2)(5)	70	Director, Chairman of the Audit and Compensation Committees	2013
Michael B. Brodsky (1)(4)(6)	49	Director, Chairman of the Board	2013
Max W. Batzer (2)(3)(4)(7)	74	Director, Chairman of the Nominating and the Transaction Committees	2014
David E. Goldberg (1)(3)(8)	49	Director	2014

(1)Member of the Audit Committee.

(2)Member of the Compensation Committee.

(3)Member of the Nominating Committee.

(4)Member of the Transaction Committee.

(5)Mr. Bennett was appointed to fill a vacancy on the Board of Directors on February 6, 2013, and was re-elected to the Board of Directors at subsequent Annual Meetings of Stockholders, the latest having been on June 8, 2017.

(6)Mr. Brodsky was appointed to fill a vacancy on the Board of Directors on September 6, 2013, and was re-elected to the Board of Directors at subsequent Annual Meetings of Stockholders, the latest having been on June 8, 2017.

(7)Mr. Batzer was elected to fill a vacancy on the Board of Directors at the Annual Meeting of Stockholders on June 25, 2014, pursuant to an agreement by and among TWC, Value Partners, Ltd., the Wynnefield Funds and the Miller Funds, dated April 21, 2014 (as described in the Company’s Form 8-K, dated April 22, 2014).  Mr. Batzer was re-elected to the Board of Directors at subsequent Annual Meetings of Stockholders, the latest having been on June 8, 2017.

(8)Mr. Goldberg was elected to fill a vacancy on the Board of Directors at the Annual Meeting of Stockholders on June 25, 2014, pursuant to an agreement by and among TWC, Value Partners, Ltd., the Wynnefield Funds and the Miller Funds, dated April 21, 2014 (as described in the Company’s Form 8-K, dated April 22, 2014).  Mr. Goldberg was re-elected to the Board of Directors at subsequent Annual Meetings of Stockholders, the latest having been on June 8, 2017.

Rami S. Ramadan. Mr. Ramadan has served as the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) since July 12, 1999 (relinquishing the CFO title in 2016), and as its President since August 2000. His most recent prior position was Executive Vice President of Finance for the privately-owned Ian Schrager Hotels, in New York, New York, from November 1997 to July 1999. Prior to that, Mr. Ramadan held senior financial positions with Hyatt Hotels (NYSE: H), based in Chicago, Illinois, from January 1994 to November 1997, Euro Disney (Euronext: EDL) in France from October 1990 to December 1993 and Le Méridien Hotels, a France-based company, from September 1975 to September 1990. We believe by virtue of his position as CEO, Mr. Ramadan can readily share with the Board of Directors any and all matters pertaining to the operation of the Company.

Timothy G. Ewing. Mr. Ewing, a chartered financial analyst (“CFA™”), is the managing partner of Ewing & Partners and the manager of Value Partners, Ltd., a private investment partnership formed in 1989, and of the Endurance Partnerships, private investment partnerships formed in 2001. Mr. Ewing has been a member of TWC’s Board of Directors since 2004, and is currently a member of its Compensation, Nominating and Transaction Committees as well.  Mr. Ewing has been a member of the board of directors of AccuTex Investments LLC in Dallas, Texas since 2012 and was a director of Cherokee, Inc. (NASDAQ: CHKE) from 1997 to 2017.  In addition, he is the past chairman of the board and serves on the Chairman’s Council of the Perot Museum of Nature & Science in Dallas, Texas. He serves on the advisory board of the University of Texas at Dallas’ Holocaust Studies Program. We believe Mr. Ewing’s financial expertise as managing partner of a private investment firm, as well as sitting on other boards, will enable him to make important contributions to our Board of Directors.

Patrick J. Bennett, Sr. Mr. Bennett was appointed to the Board on February 6, 2013 by a vote of the Board of Directors to fill a vacancy in the Board caused by the Board’s decision to increase the size of the Board by one seat. In June 2014, he was appointed as both a member and the Chairman of TWC’s Audit and Compensation Committees. Mr. Bennett is the President and Founder of CEO Strategies Group, a private consulting group formed in February 2011, located in the Washington D.C./Baltimore, Maryland area. Since April 2014, he has served as an independent director on the Board of Cosὶ Inc., a fast-casual dining chain based in Boston, Massachusetts, which emerged as a private company from a Chapter 11 bankruptcy in May 2017.  Since May 2011, he has served on the Board of Altius Communications. From 2001 to 2011, Mr. Bennett served as Executive Vice President, then as President and Chief Executive Officer of Covad Communications Group, Inc. (NASDAQ: COVD) in San Jose, California. Between 1998 and 2000, he served as Executive Vice President and Chief Operating Officer of Rogers AT&T Wireless (TSX: RCI) in Toronto, Canada. He previously served as a director at Livewire Mobile, Inc. (OTC: LVWR) in Littleton, Massachusetts, until the company was sold in 2014. We believe Mr. Bennett’s financial and operating expertise, as well as his experience sitting on other boards will enable him to make valuable contributions to TWC.

Michael B. Brodsky. Michael B. Brodsky. Mr. Brodsky is the Managing Partner of Vajra Asset Management, LLC, an investment firm. Since September 2013, Mr. Brodsky has served on the Board of Directors of the Company, including as Board Chairman and a member of the Audit Committee, both positions since June 2014. He is also Chairman of and since 2010 has served on the Board of Determine, Inc. (NASDAQ: DTRM), a provider of contract management, procurement and sourcing software that is headquartered in Carmel, Indiana. He is also Chairman (since December 2016) and was previously lead Director (from June 2014 until December 2016) at I.D. Systems, Inc. (NASDAQ:IDSY), Woodcliff Lake, New Jersey, a provider of wireless machine to machine (M2M) solutions for securing, controlling, tracking, and managing high-value enterprise assets. Since June 2012, he has served as a member of the board of directors of Genesis Land Development Corporation (TSX: GDC), a residential land developer and homebuilder based in Calgary, Canada. He previously served on the Board of Directors of JPS Industries, Inc. (formerly OTCPK: JPST), a manufacturer of urethane film, sheet and tubing, and other highly engineered components which is headquartered in Greenville, South Carolina. Mr. Brodsky served on the Board of JPS from February 2015 until July 2015, at which time the company was acquired by Handy & Harman. From February 2013 until July 2014 he was a member of the Board of Directors of AltiGen Communications, Inc., (OTCPK: ATGN), a provider of Voice over Internet Protocol (VoIP) phone systems and call center solutions based in San Jose, California.  Previously he was a member of the Board of Directors and served as the President, Chief Executive Officer and Executive Chairman of Youbet.com, Inc., (formerly NASDAQ: UBET) an online horse racing wagering provider based in Woodland Hills, California. Following the June 2010 acquisition of Youbet.com by Churchill Downs Incorporated (NASDAQ: CHDN), an industry-leading racing, gaming and online entertainment company headquartered in Louisville, Kentucky, Mr. Brodsky served on Churchill Downs’ Board of Directors from 2010 to 2012. From 2005 to 2011, Mr. Brodsky was the managing partner of New World Opportunity Partners, LLC, a private investment firm in Chicago, Illinois. Mr. Brodsky has served on the board of directors of Los Angeles-based Spark Networks, Inc. (AMEX: LOV), a collection of niche-oriented community websites. From November 2015 until its sale in July 2017.  We believe Mr. Brodsky’s broad operating and management expertise, knowledge of the gaming sector, as well as his experience with public company governance, will enable him to make valuable contributions to our Board of Directors.

Max W. Batzer.  Mr. Batzer has been a portfolio manager at Wynnefield Capital, Inc. in New York, New York, since 1999. Since June 2014, he has served as a director of TWC and sits on the Compensation Committee, the Nominating Committee , on which he also serves as Chairman and is the Chairman of the Transaction Committee. He served as a director and as a member of the Nominating/Governance Committee of Summer Infant, Inc. (NASDAQ: SUMR), a designer and manufacturer of infant safety, health and wellness products, located in Woonsocket, Rhode Island from 2012 to 2014. From 2007 to 2015 when it was sold to CoSine Communications, Inc., Mr. Batzer served as a director at API Group, Plc (LON: API), a United Kingdom publicly listed manufacturer of specialized packaging and security products, and served as Chairman of the Nominations and Governance Committee and as a member of the Remuneration Committee. He was a director of Cornell Companies, Inc., a publicly traded owner and operator of private correction facilities for adults and children in the U.S., located in Houston, Texas, and served on the Board's Governance and Nominating Committee from 2007 and as the Chair of the Transaction Committee from its inception, in each instance until the company was acquired by the Geo Group in 2010. We believe Mr. Batzer’s financial expertise and board experience will enable him to make important contributions to our Board of Directors.

David E. Goldberg. Mr. Goldberg was most recently Chief Executive Officer, President and a Director of ScoreBig.com, a privately-held company based in Los Angeles, California, that is the live entertainment industry’s first online marketplace for the safe and secure liquidation of unsold ticket inventory, from 2013 through 2016.  He has served on TWC’s Board of Directors since June 2014 and also serves on its Nominating and Transaction Committees. Since 2012, he has also been a partner in Spring Valley Partners, a boutique consulting firm, based in Washington, D.C., providing advisory work in a variety of industry verticals including gaming, ticketing, interactive media and more. He served as Chief Operating Officer and then President and Chief Executive Officer of YouBet.com, Inc. from October 2008 to June 2010.  Previously, Mr. Goldberg had been a consultant with YouBet since August 2008. From 2003 to August 2008, Mr. Goldberg served as an Executive Vice President of Ticketmaster, located in Los Angeles, California, where, through the Office of the Chief Executive Officer, he shared responsibilities for overall leadership of the company. Prior to joining Ticketmaster in 2003, Mr. Goldberg served as Executive Vice President of Corporate Development for Sportvision, a private, interactive sports technology and marketing company based in Chicago, Illinois, and was a co-founder and Executive Vice President of Tunes.com, a Chicago-based closely-held company. We believe Mr. Goldberg’s extensive business background is a valuable addition to our Board of Directors.

Information about our Board

The Company’s Board of Directors, which is chaired by Mr. Brodsky, an independent director, in a non-executive role, has responsibility for establishing broad corporate policies and oversight of the overall performance of TWC and is not involved in the day-to-day operating details of the Company's business. Members of the Board are kept informed of the Company's business through various documents and reports provided by Mr. Ramadan, the Company’s President and CEO, and other officers of the Company and by participating in Board and Board committee meetings. Each director has access to all books, records and reports of TWC, and members of management are available at all times to answer any director's questions.

The Chairman of the Board organizes Board activities to enable the Board to effectively provide guidance to, and oversight and accountability of, management. To fulfill that role, the Chairman, among other things, creates and maintains an effective working relationship with the CEO and other members of management and with the other members of the Board; provides the CEO ongoing direction as to Board needs, interests and opinions; and assures that the Board agenda is appropriately directed to the matters of greatest importance to the Company. In carrying out his responsibilities, the Chairman preserves the distinction between management and oversight, maintaining the responsibility of management to develop and execute corporate strategy and the responsibility of the Board to review and express its views on corporate strategy. The functions of the Chairman include:

•

presiding over all meetings of the Board of Directors and shareholders, including regular executive sessions of the Board in which the management director and other members of management do not participate;

•	advising Committee chairs, in consultation with the CEO, on meeting schedules, agenda and information needs for the Board committees;

•	coordinating periodic review of management’s strategic plan for the Company;

•	coordinating the annual performance review of the CEO and other key senior managers;

•	consulting with Committee Chairmen about the retention of advisors and experts;

•	acting as the principal liaison between the independent directors and the CEO on sensitive issues;

•	working with the Nominating Committee to develop and maintain the agreed-on definitions of the role of the Board and the organization, processes and governance guidelines necessary to carry it out;

•	after consulting with other Board members and the CEO, making recommendations to the Nominating Committee as to the membership of various Board Committees and Committee Chairmen; and,

•	performing such other duties and services as the Board may require.

The Board holds monthly telephone conference calls and meets in person on an as-needed basis. The Board has established several committees, described below, which also meet on an as-required basis during the year.  The Board met via conference calls 11 times throughout the 2017 fiscal year, in person twice, and conducted business by written consent thrice during the Company's fiscal year ended December 31, 2017. No director attended fewer than 75% of the total number of meetings of the Board or meetings of committees of the Board during the year ended December 31, 2017. While the Company has no policy relating to director attendance at the Company’s Annual Meeting of shareholders, directors are encouraged to attend. All of the Company’s directors at that time attended the 2017 Annual Meeting of Shareholders that was held on June 8, 2017. None of our directors have been involved in any legal proceedings that are material to an evaluation of the ability or integrity of any director.

The Board’s Role in Risk Oversight

The Company is subject to various risks which may include, among others, risks associated with the Company’s financial condition, liquidity, operating performance and various regulatory impacts and compliance. The Board of Directors as a whole has responsibility for risk oversight, including reviewing information regarding the Company’s credit, liquidity and operations, as well as reports from management on enterprise risk and committee reports. The Compensation Committee is responsible for overseeing the management of risks relating to TWC’s executive compensation. See “Executive Compensation - Effects of Compensation Programs on Risk,” below. The Audit Committee is responsible for overseeing the management of financial risks. See “– Report of the Audit Committee,” below. The Nominating Committee, among other things, is responsible for developing and recommending to the Board of Directors, as well as implementing and monitoring compliance with, the Code of Ethics for directors, officers and employees and our corporate governance principles. See “– Ethical Standards,” above. The Transaction Committee was formed in 2017 to investigate strategic alternatives for the Company and negotiated, and recommended to the Board of Directors and the stockholders, the Agreement and Plan of Merger dated as of March 2, 2018 (the “Merger Agreement”), by and among TWC and FEC Overseas Investment (UK) Limited (“FEC OIL”), FEC Investment (US) Limited, and Far East Consortium International Limited.  The Board as a whole is responsible for overseeing the management of risks associated with Board independence and potential conflicts of interests. While each committee is responsible for evaluating and overseeing the management of such risks, the entire Board is regularly informed of each committee’s analysis.

The Board of Directors does not view risk in isolation. Risks are considered in every business decision and as a part of the Company’s business strategy. The Board recognizes that it is neither possible nor prudent to eliminate all risk and that some risk is inherent in every business opportunity that the Company may pursue in order to achieve its business objectives. While the Board of Directors oversees risk management, Company management is charged with managing risk, which it does through its internal processes and procedures and its internal audit and controls. Management communicates routinely to the Board and its committees with respect to actual or potential risks that they have identified and how they are or will be managed.

To learn more about risks facing TWC, you can review the risk factors in Part 1, Item 1A of the Company’s Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission on March 28, 2018 (the “Form 10-K.” As used herein, the term Form 10-K also means the Form 10-K and this Amendment No. 1 to the Form 10-K, as the context may require). The risks set forth in the Form 10-K are not the only risks facing the Company. Additionally, risks and uncertainties not currently known or that may currently be deemed to be immaterial also may materially adversely affect the Company’s business, financial condition or results of operations in the future.

Governance Guidelines and Director Independence.

The Board of Directors has determined that to be considered independent, an outside director may not have a direct or indirect material relationship with the Company. A material relationship is one which impairs or inhibits, or has the potential to impair or inhibit, a director’s exercise of critical and disinterested judgment on behalf of the Company and its stockholders. In determining whether a material relationship exists, the Board considers a number of factors, which may include, for example, the purchase or sales of goods and/or services between the Company and an entity with which a director is affiliated (as an executive officer, partner or substantial stockholder), whether a director is a nominee of a major stockholder who has signed a non-disclosure agreement with the Company, the source of compensation of the director, including any consulting, advisory or other compensatory fee paid by the Company to the director, and whether the director is affiliated with the Company, a subsidiary of the Company, or an affiliate of a subsidiary of the Company. The Audit Committee reviews the Board’s approach to determining director independence periodically and recommends changes as appropriate for consideration and approval by the full Board. In that regard, the Audit Committee, in February 2014, recommended, and the Board approved, a change to the Guidelines that would remove the requirement that the Audit, Compensation and Nominating Committees consist of independent directors, which revision is contrary to the listing requirements of the NASDAQ. TWC is not a NASDAQ-listed company as of the date of this report.

The Board reviewed, in March 2018, all relationships between the Company and the members of the Board, and determined that all members of the Company’s Board of Directors were “independent directors,” except for Mr. Ramadan, who serves as the Company’s President and Chief Executive Officer and as a member of the Company’s Board of Directors.

The Board of Directors has adopted corporate governance guidelines that set forth certain Board policies including:

•	qualifications for employee and non-employee Board members;

•	how often the Board will meet, provisions for special meetings of the Board and the expectation of director attendance;

•	when a Board member should not participate in Board discussions or vote on a Board matter;

•	restrictions on service on the Boards of other companies;

•	the purpose and responsibilities of the Board committees;

•	committee membership and leadership;

•	the Board's ability to meet with TWC employees without the presence of executive officers to obtain information;

•	the Board's ability to hire such independent advisers, including attorneys, accountants and other consultants, as it deems necessary or appropriate to carry out its duties; and,

•	stockholder access to the Board.

A copy of the Company’s Corporate Governance Guidelines and the Board Committee Charters are available on the Company’s website at www.transwc.com in the “Investor Relations – Corporate Governance” section and will also be furnished without charge to any stockholder upon written request. Such requests should be sent to: Jill Yarussi, Corporate Secretary, Trans World Corporation, 545 Fifth Avenue, Suite 940, New York, New York 10017.

Ethical Standards

The Board of Directors also codified principles and guidelines for the Company’s executive officers. The Code of Ethics for Executive Officers (the “Code of Ethics”) requires that TWC’s executive officers affirmatively agree to:

•	engage in honest and ethical conduct;

•	avoid conflicts of interest;

•	take all reasonable measures to protect the confidentiality of non-public information about TWC and its customers;

•	produce full, accurate, timely and understandable disclosure in reports filed with the SEC;

•	comply with any applicable governmental laws, rules and regulations; and,

•	report any possible violation of the Code to TWC's Chief Financial Officer.

A copy of the Company’s Code of Ethics is available on the Company’s website at www.transwc.com in the “Investor Relations – Corporate Governance” section and will be furnished to any stockholder without charge upon written request. Such requests should be sent to: Jill Yarussi, Corporate Secretary, Trans World Corporation, 545 Fifth Avenue, Suite 940, New York, New York 10017. If the Company amends or waives the Code of Ethics with respect to the chief executive officer, principal financial or principal accounting officer, it will describe the amendment or waiver in a Form 8-K to be filed with the SEC under applicable regulations.

Our Board Committees

The Board of Directors of TWC is authorized by its bylaws to, from time to time, create, and has created, ad hoc committees to perform certain duties delegated to them by the Board. The Board is also authorized elect members of the Board to committees of the Board which may be necessary or appropriate for the conduct of the business of the Company. Membership on each committee is determined by the Board of Directors subsequent to each Annual Meeting of shareholders. At December 31, 2017, TWC had the following four committees:

Audit Committee. The Audit Committee has the responsibilities set forth in the Company’s Audit Committee Charter. It reviews and approves internal accounting controls, internal audit operations and activities, the Company's annual report and audited financial statements, the selection of the Company's independent auditors, the activities and recommendations of the Company's independent auditors, material changes in the Company's accounting procedures, the Company's policies regarding conflicts of interest and such other matters as may be delegated by the Board. The Board has determined that each audit committee member has sufficient knowledge in financial and auditing matters to serve on the audit committee. The Audit Committee is composed of Mr. Bennett, the Committee’s Chairman and Mr. Brodsky and Mr. Goldberg, all of whom are non-employee, “independent” directors, with Mr. Bennett serving as the “audit committee’s financial expert.” The Audit Committee conferred by conference call four times in 2017.

A copy of the Company’s Audit Committee Charter, which was originally approved by the Board of Directors on May 14, 2004 and was amended by the Audit Committee and approved by the Board of Directors on April 12, 2013, is available on the Company’s website at www.transwc.com in the “Investor Relations – Corporate Governance” section and will be furnished to any stockholder without charge upon written request. Such requests should be sent to: Jill Yarussi, Corporate Secretary, Trans World Corporation, 545 Fifth Avenue, Suite 940, New York, New York 10017.

Compensation Committee. The Compensation Committee, whose responsibilities are enumerated in the Company’s Compensation Committee Charter, sets the compensation for executive officers of the Company and sets the terms of grants of awards under the Company's 2014 Equity Plan, and any other equity-based compensation plans adopted by the Company. The Compensation Committee has the sole authority to retain and terminate a compensation consultant, as well as to approve the consultant’s fees and other terms of engagement.  It also has the authority to obtain advice and assistance from internal or external legal, accounting or other advisers. No compensation consultant was employed during 2017.  Additional information on the roles and responsibilities of the Compensation Committee is provided in the “Management Compensation” section of this Annual Report on Form 10-K.  The Compensation Committee is composed of Messrs. Bennett, the Committee’s Chairman, Batzer and Ewing, all of whom are considered to be “independent” as described above under “Corporate Governance Guidelines; Director Independence” and qualified as “outside” directors within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code.”) The Compensation Committee met twice in person and conferred by telephone conference call four times in 2017.

A copy of the Company’s Compensation Committee Charter, which was originally approved by the Board of Directors on May 14, 2004 and was amended by the Compensation Committee and approved by the Board of Directors on April 12, 2013, is available on the Company’s website at www.transwc.com in the “Investor Relations – Corporate Governance” section and will be furnished to any stockholder without charge upon written request. Such requests should be sent to: Jill Yarussi, Corporate Secretary, Trans World Corporation, 545 Fifth Avenue, Suite 940, New York, New York 10017.

Nominating Committee. The Nominating Committee reviews, evaluates and recommends candidates for the Board, oversees and evaluates the Board and Company’s management appointments, selects Board committee chairs and membership, and performs any other activities as the Committee deems appropriate, or as are requested by the Board, consistent with the Committee’s Charter, the Company’s Bylaws and applicable law. The Nominating Committee, composed of Messrs. Batzer, the Committee’s Chairman, Goldberg, and Ewing, met in person once in 2017.

The Charter of the Nominating Committee of the Board of Directors specifies that the Nominating Committee is responsible for the recommendation of a nominee to the Board, or a replacement member to the Board when a vacancy occurs on the Board by reason of disqualification, resignation, retirement, death or an increase in the size of the Board. When considering candidates for the Company’s Board of Directors, the Nominating Committee reviews the candidates’ applicable skills, taking into account current Board composition and Company circumstances. The Committee evaluates, on an annual basis, among other things, the qualifications of individual director candidates to determine the appropriate characteristics, skills and experience as outlined in the Company’s Corporate Governance Guidelines for the Board as a whole. The Committee will consider director nominations by stockholders, using the same criteria as described above. The name of any recommended candidate for director, together with a brief biographical sketch, a document indicating the candidate’s willingness to serve, if elected, and evidence of the nominating shareholder’s ownership of Company stock should be sent to: Jill Yarussi, Corporate Secretary, Trans World Corporation, 545 Fifth Avenue, Suite 940, New York, New York 10017.

The Nominating Committee considers, at a minimum, the following factors in recommending to the Board nominees and potential new Board members, or the continued service of existing members:

•

the characteristics described in the Corporate Governance Guidelines, (i.e., demonstrated character and integrity; experience at a strategy or policy setting level; high-level managerial experience in a relatively complex organization, or experience dealing with complex problems; an ability to work effectively with others; and sufficient time to devote to the affairs of the Company);

•

whether the member or potential member assists in achieving a mix of Board members that represents a diversity of background and experience, including with respect to age, gender, international background, race, and specialized experience;

•	the member’s or potential member’s independence;

•

whether the member or potential member would be considered a “financial expert” or “financially literate” as described in applicable statutes, regulations, listing standards, or Audit Committee guidelines;

•	the extent of the member’s or potential member’s business experience, technical expertise, or specialized skills or experience;

•	whether the member or potential member, by virtue of particular experience relevant to the Company’s current or future business, will add specific value as a Board member; and,

•	any factors related to the ability and willingness of a new member to serve, or an existing member to continue his or her service.

A copy of the Company’s Nominating Committee Charter, which was originally approved by the Board of Directors on May 14, 2004, and was amended by the Nominating Committee and approved by the Board of Directors on April 12, 2013, is available on the Company’s website at www.transwc.com in the “Investor Relations – Corporate Governance” section and will be furnished to any stockholder without charge upon written request. Such requests should be sent to: Jill Yarussi, Corporate Secretary, Trans World Corporation, 545 Fifth Avenue, Suite 940, New York, New York 10017.

Transaction Committee. The Transaction Committee was initially formed by the Board of Directors as an ad hoc committee in February 2017, and was formalized in September 2017, to investigate strategic alternatives available to the Company. Specifically, the role of the Transaction Committee was to: (i) formulate, establish, oversee, and direct a process for the identification, evaluation, and negotiation of a potential sale of the Company, by merger or otherwise, and any other strategic transaction that the Transaction Committee may determine to be necessary or advisable; (ii) evaluate and negotiate the terms of any proposed definitive acquisition agreement or any other agreements in respect of a potential sale of the Company, by merger or otherwise, or any other strategic transaction that the Transaction Committee may determine to be necessary or advisable; and (iii) make recommendations to the Board of Directors in connection with any of the foregoing, including with respect to any proposed transaction, that the Transaction Committee deemed necessary or advisable.  As a result, the Transaction Committee, in accordance with the powers delegated to it by the Board, engaged an investment banking firm and outside counsel to assist it in effectuating its mandate. The members of the Transaction Committee are Messrs. Batzer, Chairman, Ewing and Brodsky. The Transaction Committee met three times in person held 11 conference call meetings and also held numerous informal discussions in 2017. On February 27, 2018, the Transaction Committee found the Merger Agreement to be advisable and in the best interests of the Company and its stockholders and recommended that the Board of Directors and the stockholders of the Company approve the Merger Agreement, the other agreements associated therewith and the merger transaction (“Merger Transaction”) with Far East Consortium International Limited.

There were no transactions or relationships between the directors or any members of their immediate families (or any entity of which a director or immediate family member is an executive officer, general partner or significant equity holder) and members of the Company’s senior management or their affiliates except as set forth below in the section entitled “Certain Transactions.”

Certain Transactions

The Company recognizes that relationships between the Company and outside entities can present potential or actual conflicts of interest. Accordingly, the Company has a written Code of Ethics (“Code”) that requires executive officers to report actual and potential conflicts of interest. Outside activities covered by the policy include those activities involving any director, executive officer, employee or members of their immediate families.

We attempt to analyze all transactions in which the Company (or our subsidiaries) participates and in which a related person may have a direct or indirect material interest, both due to the potential for a conflict of interest and to determine whether disclosure of the transaction is required under applicable SEC rules and regulations. Related persons include any of our directors or executive officers, certain of our stockholders and their respective immediate family members. As it relates to our employees, officers and directors, pursuant to our Code of Ethics, which is available on our website at http://www.transwc.com under the tab “Investor Relations,” all employees are required to avoid conflicts of interest and to disclose to the Chief Financial Officer of the Company any material transaction or relationship that reasonably could be expected to give rise to such a conflict.

Management reviews all transactions between directors and/or officers on the one hand, and the Company on the other hand, to identify any potential conflict transactions. All relevant relationships and any transactions, along with payables and receivables, are compiled for each person and affiliation. If a conflict transaction is identified, management submits a report of the affiliation, relationship, transaction and appropriate supplemental information to the Audit

Committee, which is comprised of independent directors, for its review. Directors and executive officers are required to promptly advise the Company of any transactions with the Company. Management, with the advice of special counsel, is responsible for determining whether or not an actual or potential conflict of interest exists and establishing any controls required.

Item 404(a) of Securities and Exchange Commission’s Regulation S-K (“Item 404(a)”) provides for the disclosure of transactions involving amounts exceeding $120,000 in which the Company is a participant and in which a “related person” has a direct or indirect material interest (“related person transaction”). The term “related person” is defined by Item 404(a) and includes directors, executive officers, director nominees, shareholders owning five percent or greater of the Company’s outstanding Common Stock and their immediate family members.  Management, with the advice of special counsel, is responsible for determining whether or not an actual or potential conflict of interest exists and establishing any controls required.

The Company believes that the Merger Transaction constitutes a “related party transaction” with respect to: (i) its Board of Directors due to the Indemnification Agreements, described below, and the additional directors and officers liability insurance acquired by the Company for a six-year period following the closing of the Merger Transaction; and (ii) Mr. Ramadan who will receive severance compensation if the Merger Transaction is consummated (see Item 11. “Executive Compensation – Employment and Change of Control Agreements; “ – Severance Agreements” and “ – Potential Payments upon Termination of Employment or a Change in Control”).

On March 2, 2018, the Company and FEC OIL entered into Support Agreements with the following shareholders of the Company: (i) LIM III – Trust A-4, MBM-Trust A-4, Milfam II L.P., LIMFAM LLC, Milfam LLC and Lloyd I. Miller, IRA; (ii) Value Partners, Ltd.; and (iii) Wynnefield Partners Small Cap Value, L.P., Wynnefield Partners Small Cap Value, L.P. I, Wynnefield Small Cap Value Offshore Fund, Ltd. (collectively, the “Principal Shareholders”). The Support Agreements, among other things, (i) require the execution of the Merger Consent (as defined below) by those Principal Shareholders, (ii) require that in the event of a shareholder meeting such shareholders will vote in favor of the merger, the Merger Agreement and the transactions contemplated by the Merger Agreement and against any proposal adverse to the merger, (iii) appoints FEC OIL or its designee as such shareholders’ proxy and attorney-in-fact to vote such shareholders’ shares in favor of the merger, the Merger Agreement and the transactions contemplated by the Merger Agreement and against any adverse proposal, and (iv) restricts the transfer of such shareholders’ shares.

On March 2, 2018, in connection with the Merger Agreement, the Company entered into an Indemnification Agreement with each of the following directors of the Company: Michael B. Brodsky (Chairman), Patrick S. Bennett, Sr., Timothy G. Ewing and David E. Goldberg (collectively, the “Indemnitees”). The Indemnification Agreements clarify and supplement indemnification provisions contained in the Company's Bylaws and generally provide that the Company shall indemnify the Indemnitees to the fullest extent permitted by applicable law, subject to certain exceptions, against expenses, legal fees, judgments, fines and other amounts actually and reasonably incurred in connection with their service as a director or officer and also provide for the Indemnitees’ right to receive advancement of their expenses, including legal fees, and contribution.  On March 9, 2015, the Company had previously entered into agreements in the same form as the Indemnification Agreement with Rami S. Ramadan and Max W. Batzer, members of the Board of Directors.

The Transaction Committee, which was represented by outside counsel selected by it, approved the Merger Transaction and recommended that such matter be approved by the full Board of Directors. The Board of Directors of the Company approved the Merger Transaction and determined that it and the merger were advisable, in the best of interests of the Company’s shareholders and recommended that the Company’s shareholders approve the Merger Agreement and the transactions contemplated therein. In considering their recommendation, the Board of Directors of the Company received an opinion of Union Gaming Securities LLC, financial advisor to the Company, that the per share merger consideration payable to the Company’s shareholders was fair to the shareholders from a financial point of view. Immediately following execution of the Merger Agreement, the Principal Shareholders of the Company who owned on such date approximately 88% of the outstanding shares of Common Stock delivered written consents (the “Merger Consent”) adopting the Merger Agreement and approved the transactions contemplated thereby. The severance compensation payable to Mr. Ramadan was approved by the Merger Consent and by stockholders at the 2017 Annual Meeting of stockholders in the annual “say-on-pay” advisory vote.

Reference is made to that Form 8-K “Current Report” filed by the Company with the SEC on March 8, 2018.  Moreover, in connection with the proposed merger, the Company prepared an information statement (the “Information Statement”) for the shareholders of the Company and filed it on March 29, 2018 with the SEC (i.e., the definitive Schedule 14C Information), and mailed the Information Statement to its shareholders on April 2, 2018 and may file other documents regarding the proposed transaction with the SEC as well.  The Company urges investors and shareholders to read the Information Statement as well as other documents filed with the SEC, because they contain, and will contain, important information.  Investors and shareholders may obtain, without charge, a copy of the Information Statement and other filed documents at the SEC’s website, http://www.sec.gov or from the Company by directing a request by mail to the Company at Trans World Corporation, Attn: Corporate Secretary, 545 Fifth Avenue, Suite 940, New York, New York 10017, or by telephone at (212) 983-3355.

We believe that these policies and procedures collectively ensure that all related person transactions requiring disclosure under SEC rules are appropriately reviewed and approved or ratified. Accordingly, except as set forth above, no transactions concerning the Company’s directors, executive officers, the 5% beneficial holders, or immediate family members of these individuals require disclosure under Item 404(a) in this Form 10-K/A.

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

As of March 31, 2018, Value Partners held 37.5% of our issued and outstanding Common Stock. Mr. Ewing, one of our directors, can be considered to be a controlling person of Value Partners, and by virtue of his ownership of 10,000 five-year stock options, granted in April 15, 2015, 7,500 of which have vested, and an additional 30,753 shares of Common Stock that will be issued under the Deferred Plan, Mr. Ewing beneficially owned at such date, in the aggregate, 37.7% of our issued and outstanding stock.   See “ – Certain Transactions,” above and Item 11. “Executive Compensation – Directors’ Compensation.”

Wynnefield Small Cap Value Offshore Fund, Ltd, Wynnefield Partners Small Cap Value LP and Wynnefield Partners Small Cap Value LP1 (collectively known as the “Wynnefield Funds”) participated in the Company’s two private equity placements. As of March 31, 2018, Wynnefield Funds held 26.5% of our issued and outstanding Common Stock.  See “ – Certain Transactions,” above.

As of March 31, 2018, Milfam II L.P., MILFAM LLC, and Lloyd I. Miller – IRA, collectively referred to as the “Miller Funds,” is controlled and managed by Neil S. Subin, who succeeded to the position of President and Manager of MILFAM LLC, which serves as manager, general partner, or investment advisor of a number of entities formerly managed or advised by the late Lloyd I. Miller III, held 24.0% of our issued and outstanding Common Stock.  See “ – Certain Transactions,” above.

We know of no other person or entity who owns 10% or more of the Company’s Common Stock.

Based solely on review of the copies of such forms either filed by us on behalf of our directors and named executive officer, or furnished to us, we believe that all applicable Section 16(a) filing requirements were satisfied by our directors and named executive officer during 2017.

Item 11.   Executive Compensation.

Compensation Discussion and Analysis

Overview of Compensation Philosophy and Program.  Our compensation philosophy is to provide compensation to our executive officers that is competitive in the marketplace in order to attract and retain qualified and experienced officers.  The compensation of our named executive officer, including the various components of such compensation, is determined by our Compensation Committee.  The Compensation Committee consists solely of independent, non-employee directors.  In addition, the Committee may use, from time to time, independent outside consulting firms that provide information regarding the compensation paid by our peer group, as described below.

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

The Compensation Committee.  The Compensation Committee of our Board of Directors administers our executive compensation programs.  The members of the Committee are Messrs. Patrick J. Bennett, Sr., the Chairman, Timothy G. Ewing and Max W. Batzer.  None of the members is a current or former officer or employee of our Company or any of our subsidiaries or has any separate business relationship with the Company (other than as a shareholder). The role of the Committee is to: (i) oversee our compensation and benefit plans and policies; (ii) administer our stock benefit plans (including reviewing and approving equity grants to executive officers); and (iii) review and approve annually all compensation decisions relating to the named executive officer, Mr. Rami S. Ramadan, who serves as President and Chief Executive Officer of the Company, as set forth in the Summary Compensation Table.

Role of the Chief Executive Officer and Management.  Our Chief Executive Officer provides recommendations to our Compensation Committee on matters of compensation philosophy, plan design and the general guidelines for other executive officers’ and employee compensation.  These recommendations are then considered by the Compensation Committee and the Compensation Committee then makes recommendations to the full Board of Directors. The Chief Executive Officer generally attends Compensation Committee meetings but does not vote and is not present for executive sessions or for any discussion of his own compensation.

Tax Deductibility of Pay.  The “Tax Cuts and Jobs Act” eliminates the performance-based exception under Code Section 162(m), effective for taxable years beginning after December 31, 2017, such that compensation paid to our named executive officer (including stock options) in excess of $1 million will not be deductible unless it qualifies for transition relief that applies to compensation paid under binding contracts that were in effect as of November 2, 2017. Because of the lack of regulatory and other guidance pertaining to the future interpretation of Code Section 162(m) and the new transition rule, no assurance can be given that compensation intended to qualify for Code Section 162(m)’s performance-based exception in fact will. The Company will continue to evaluate the impact of the elimination of the performance-based exception and the impact of the transition rule on its current and future compensation programs.

To date, Section 162(m) has not affected the ability of the Company to deduct the expense of the executive compensation paid. In addition, the Compensation Committee may permit the payment of, and/or award, compensation in the future that is not fully deductible under Code Section 162(m) if the Compensation Committee believes that such compensation packages will best attract, retain, and award successful executives and contribute to achievement of TWC’s business objectives.

Salaries.  With the exception of the Chief Executive Officer, the salaries of our KMEs are reviewed on an annual basis, as well as at the time of a promotion or other change in responsibilities.  Increases in salary are based on an evaluation of the individual’s performance and current level of pay.  Merit increases normally take effect in January of each year.

Pursuant to the evergreen renewal terms of his employment agreement, Mr. Ramadan’s employment was automatically renewed on October 1, 2017 for a one-year term ending December 31, 2018.  The base annual salary for Mr. Ramadan for 2018 is $450,000.  Base salary is considered in conjunction with the short-term annual bonus component of our executive compensation program.

Bonuses.  In addition to the 2017 Profit Sharing Plan (see “Note 11 – Compensation Plans” of the Notes to the Consolidated Financial Statements, included in this Annual Report in Part II, Item 8 above), a discretionary cash bonus for the named executive officer is determined by the Compensation Committee, on an annual basis, when applicable.  The amount of the bonus is based on the Company’s overall performance as well as an evaluation of the individual’s performance.  In the years ended December 31, 2017 and 2016, the Compensation Committee granted individual performance awards of $191,250 and $168,750, respectively, to the named executive officer.

Stock Options.  In determining the size of stock option grants to executive officers, our Compensation Committee considers the Company’s financial performance against the strategic plan as attributed to executive officers. In this regard, our Committee granted to Mr. Ramadan, the Chief Executive Officer, on November 11, 2014, pursuant to the Company’s 2014 Equity Plan, five-year options to purchase 200,000 shares of Common Stock that vest in four equal parts, with the options to acquire 50,000 shares vesting immediately upon the date of grant and options to acquire 50,000 shares vesting subsequently upon each anniversary of the grant date. The exercise price of all these options was initially set at $3.20 per share, the closing stock price on the date of grant, and will escalate by 4.0% annually on each anniversary date. As of December 31, 2017, these options were fully vested and are exercisable at the escalated exercise price of $3.60 per share. (See also “Note 12 – Stock Options” of the Notes to the Consolidated Financial Statements, included in the Company’s Annual Report on Form 10-K, in Part II, Item 8).

On April 15, 2015, pursuant to the Company’s 2014 Equity Plan, the Compensation Committee recommended and the Board approved a grant to all six members of the Board at that time, each five-year options to purchase 10,000 shares of Common Stock that vest in four equal parts, with the options to acquire 2,500 shares vesting immediately upon the date of grant and options to acquire 2,500 shares vesting subsequently upon each anniversary of the grant date. The exercise price of these options was initially set at $2.75 per share, the closing stock price on the date of grant, and will escalate by 4.0% annually on each anniversary date. The fair value of this grant was $76,000. As of December 31, 2017, 37,500 options have vested and are exercisable at the escalated exercise price of $2.97 per share.

On January 29, 2016, pursuant to the Company’s 2014 Equity Plan, the Compensation Committee recommended and the Board approved a grant of five-year options to Mr. Ramadan to purchase 75,000 shares of Common Stock that vest in four equal parts, with the options to acquire 18,750 shares vesting immediately upon the date of grant and options to acquire 18,750 shares vesting subsequently upon each anniversary of the grant date. The exercise price of all these options was initially set at $2.59 per share, the closing stock price on the date of grant, and will escalate by 4.0% annually on each anniversary date. As of December 31, 2017, 37,500 options were vested and are exercisable at the escalated exercise price of $2.69 per share.

Any unvested options granted under Mr. Ramadan’s employment agreement will, automatically and without any further action on the part of Mr. Ramadan, the Company, or any members of the Compensation Committee, terminate upon the effective date of the termination or expiration of his employment agreement, except that all unvested options granted thereunder will, automatically and without any further action on the part of any person, vest to Mr. Ramadan upon the closing date of a change of control (as defined by the employment agreement) of the Company. All such vested options must be surrendered or otherwise converted into cash or securities of the acquirer or exercised as required or permitted by the terms and conditions of the change of control documents.  See Item 9B. “Other Information” with respect the pending Merger Transaction, which if consummated, would result in a Change in Control of the Company and trigger the automatic vesting of all of the Board’s and Mr. Ramadan’s unvested options granted under the 2014 Equity Plan.

Restricted Stock Awards.  Under our 2014 Equity Plan, our Compensation Committee is authorized to grant share awards, which are a right to receive a distribution of shares of Common Stock. Shares of Common Stock granted pursuant to a share award are in the form of restricted stock which vests upon such terms and conditions as established by the Committee. Our Compensation Committee determines which officers and key employees will be granted share awards, the number of shares subject to each share award, whether the share award is contingent upon achievement of certain performance goals and the performance goals, if any, required to be met in connection with a share award. Non-employee directors are not eligible to receive share awards. Under the 2014 Equity Plan, our Compensation Committee has the discretion to grant an award or awards to any one individual participant during any one calendar year up to 200,000 shares of Common Stock. However, in no event shall there be granted during the term of the 2014 Equity Plan, restricted stock or restricted stock units, which are not subject to be achievement of a performance target or targets covering more than an aggregate of 150,000 shares.

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

All unvested restricted stock granted hereunder will, automatically and without any further action on the part of Mr. Ramadan or any members of the Compensation Committee, terminate upon the effective date of the termination or expiration of his employment agreement, except that all unvested restricted stock granted thereunder will, automatically and without any further action on the part of any person, vest to Mr. Ramadan upon the closing date of a change of control (as defined in the employment agreement) of the Company. All such vested restricted stock must be converted into cash or securities of the acquirer as required or permitted by the terms and conditions of the change of control documents. As of December 31, 2017, 50,000 shares of restricted stock vested.  See Item 9B. “Other Information” of the Form 10-K with respect the pending Merger Transaction, which if consummated, would result in a Change in Control of the Company and trigger the automatic vesting of all of Mr. Ramadan’s unvested restricted stock granted under the 2014 Equity Plan.

Stock Ownership Guidelines.  We have not established any formal policies or guidelines addressing expected levels of stock ownership by the named executive officer or for other executive officers. However, under the terms of the Profit Sharing Plan, KMEs are required to defer 50% of their individual Profit Sharing Plan awards into the Deferred Compensation Plan.

Additional Components of Executive Compensation.  As part of the renewal of the named executive officer’s employment agreement in July 2005, the named executive officer and the Company amended the change in control provisions therein. The purpose of these provisions is to retain, for the benefit of the Company, the talents of this highly skilled officer whose services are integral to the development and implementation of the Company’s business. This agreement, as discussed below, provides for severance benefits in the event of the termination of the executive’s employment under certain circumstances, or in the event of the occurrence of certain events.  The included severance payments are intended to align the named executive officer’s and the stockholders’ interests by enabling the named executive officer to consider corporate transactions that are in the best interests of the stockholders and other constituents of our Company without undue concern over whether the transactions may jeopardize the named executive officer’s own employment or impose a financial hardship on him. The grounds under which severance payments are triggered in the employment and change in control provisions of Mr. Ramadan’s employment agreement are similar to, or the same as, those included in many employment agreements for senior executive officers of comparable gaming companies.  See “- Severance Agreements.”

Deferred Compensation Plan.    On May 17, 2006, the Compensation Committee of the Board unanimously approved and adopted TWC’s Deferred Compensation Plan, which provides certain key employees and non-employee directors the opportunity to elect to defer receipt of specified portions of their compensation and to have such deferred amounts treated as if invested in the Common Stock of the Company. The Deferred Plan was amended and restated effective as of November 18, 2008, in order to comply with Section 409A of the Internal Revenue Code.

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

Treatment of Stock Options, Restricted Stock and Deferred Compensation Shares Under the Merger Agreement.  Please refer to Exhibit 2.1 to the Form 8-K “Current Report” filed by the Company with the SEC on March 8, 2018 regarding the treatment of stock options, restricted stock and deferred compensation shares under the Merger Agreement.

Say-On-Pay/Say-On-Pay Frequency.  Our shareholders voted, at our 2017 Annual Meeting of Stockholders held on June 8, 2017 to approve, on a non-binding advisory basis: (i) the compensation paid to Mr. Rami S. Ramadan, the Company’s President and Chief Executive Officer (the named executive officer); and (ii) the compensation that may be paid to him in the event of a change of control of the Company, both as disclosed herein in this Annual Report on Form 10-K. The proposal received more than 91.5% of the shares voted being cast in favor of the proposal. The Board of Directors appreciates this show of support, which reaffirms to the Board that the Company's current management compensation policies and programs work to support our stockholders' objectives. The Company believes the philosophy and objectives of its management compensation program, as well as the implementation of the elements of the compensation program, are appropriately geared towards aligning the interests of management with the stockholders to drive stockholder value. No changes were made to the structure of the Company's core management compensation programs in 2017.

Effects of Compensation Programs on Risk

The Company believes that its compensation policies and practices for its employees are such that they are not likely to create risk that would have a material adverse effect on Trans World Corporation. As described in this Annual Report on Form 10-K, the named executive officer of the Company has typically been paid two forms of incentive compensation – an annual bonus and, from time to time, stock options and/or restricted stock. The bonus is considered a “short-term incentive” and is measured against, among other things, earnings per share, return on equity, cash flow from operations and performance against designated financial targets. These measures are transparent, subject to review, and verified by audit. The Company’s “long-term incentives,” typically stock options or restricted stock, are based upon the employee’s past performance in the short term and his ability to affect results directed by the Board, but the value of the incentives is based solely on future stock performance. These factors again, are transparent, subject to review with the performance goals subject to audit, and, with respect to the market value of the stock, not in the control of the officer. In short, the Board of Directors believes that these compensation practices provide little room for manipulation of financial results and a relatively low level of risk. The compensation program does not include “claw-back” provisions of incentive-based compensation from current or former executive officers following a restatement of the Company’s financial statements triggered by material non-compliance with any financial reporting requirements under applicable federal securities laws. To the extent that incentive compensation is utilized for other employees at the Company, consistent practices are followed. This disclosure was reviewed and approved first by the Chief Executive Officer, and then by the Compensation Committee and the Board of Directors.

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

Summary Compensation Table

The following table sets forth a summary of certain information concerning the compensation awarded or paid by our Company or our subsidiaries for services rendered in all capacities during the fiscal years ended December 31, 2017 and 2016 to the Company’s executives, who, with the exception of Mr. Ramadan, are not “named executive officers” of the Company:

						Non-Equity	Nonqualified
						Incentive	Deferred
Name and				Stock	Option	Plan	Compensation	All Other
Principal Position	Year	Salary	Bonus (1)	Awards	Awards(2)	Compensation(3)	Earnings(4)	Compensation(5)	Total
Rami S. Ramadan,	2017	$450,000	$112,500	$145,475	$83,435	$73,507	$73,508	$14,000	$952,425
Chief Executive Officer	2016	$450,000	$191,250	$93,750	$83,435	$212,440	$212,439	$22,000	$1,265,314
Hung D. Le	2017	$172,250	$34,450	$—	$22,466	$28,350	$28,350	$14,400	$300,266
Chief Financial Officer (6)	2016	$168,500	$38,188	$—	$22,466	$76,636	$14,400	$14,400	$334,590
Paul D. Benkley,	2017	$230,424	$91,085	$—	$22,466	$37,867	$37,868	$11,400	$431,110
Director of Operations and Development	2016	$227,000	$90,097	$—	$22,466	$104,247	$104,247	$11,400	$559,457
Sarah E. Wagner,	2017	$237,546	$47,509	$—	$22,466	$39,082	$38,083	$10,800	$395,486
Director of Project Design and Development	2016	$224,100	$53,336	$—	$22,466	$105,938	$105,938	$10,800	$522,578

(1)

Represents awards based on personal performance evaluation and, in the case of Mr. Ramadan, pursuant to pre-determined individual performance targets set by and/or at the discretion of the Company’s Compensation Committee.

(2)

Reflects the amount expensed in accordance with accounting and reporting requirements with respect to the granting of stock options. For a discussion of the assumptions used to establish the valuation of the stock options, reference is made to Note 2 of the Notes to the Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2017. Additional information is also included in the table entitled “Grants of Plan-Based Awards for the Year Ended December 31, 2017,” below.

(3)

Earned employee award pursuant to the Company’s effective Profit Sharing Plan, 50% of each above-named individual’s 2016 and 2017 Profit Sharing Awards, respectively, were deferred into the Deferred Compensation Plan and will be paid out in Common Stock pursuant to that plan. For information relating to the 2017 Profit Sharing Plan, see “ – Grants of Plan-Based Awards for the Year Ended December 31, 2017,” below.

(4)

There were no above-market or preferential earnings on nonqualified deferred compensation for the named executive officer or for any KMEs. The amounts for each year represent the required deferment of a portion of each year's Profit Sharing Plan award, which was 50% in 2016 and 2017.

(5)

Consists of the reimbursement cost to Mr. Ramadan for the use of an automobile for business purposes as well as all other business-related transportation costs as necessary, and for Mr. Benkley, a car allowance; and for Mr. Ramadan, Mr. Le and Ms. Wagner, an employer-matching contribution toward his/her 401(k) plan.

(6)	Effective April 1, 2016, Hung D. Le was promoted to the position of Chief Financial Officer.

The following table sets forth information concerning grants of awards pursuant to the 2014 Equity Plan made to the executives during the year ended December 31, 2017:

Grants of Plan-Based Awards for the Year Ended December 31, 2017

GRANTS OF PLAN-BASED AWARDS

								All Other	All Other		Grant Date
		Estimated Future Payouts			Estimated Future Payouts			Stock Awards:	Option Awards:	Exercise or	Fair Value
		Under Non-Equity Incentive			Under Incentive			Number of	Number of	Base Price	of Stock
		Plan Awards(1)			Plan Awards			Shares of	Securities	of Option	and Option
	Grant	Threshold	Target(2)	Maximum	Threshold	Target	Maximum	Stock/Units	Underlying Options	Awards	Awards
Name	Date	$000	$000	$000	#	#	#	#	#	($/Sh)	($/Sh)

Rami S. Ramadan	2017	—	$259	—	—	—	—	—	—	$—	$—

Hung D. Le	2017	—	$91	—	—	—	—	—	—	$—	$—

Paul D. Benkley	2017	—	$167	—	—	—	—	—	—	$—	$—

Sarah E. Wagner	2017	—	$126	—	—	—	—	—	—	$—	$—

(1)

Pursuant to the named executive officer’s and the other listed KMEs’ participation in the 2017 Profit Sharing Plan, to be paid in cash in 2018 and is not set forth in the Summary Compensation Table above.

(2)	Target amounts were based on the 2017 annual budget, as approved by the Board of Directors.

Equity Compensation Plans

The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors) in effect as of December 31, 2017:

			Number of securities
			remaining available for
			future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options	outstanding options and	securities reflected in the
Plan category	and rights	rights	first column)
Equity compensation plans approved by security holders (1)	910,750	$3.47	245,750
Equity compensation plans not approved by security holders (2)
Total	910,750	$3.47	245,750

(1)	Represents all the outstanding options issued under the 2014 Equity Plan and previous equity compensation plans.
(2)

Does not include accruals made under the Company’s Deferred Compensation Plan for directors and qualified employees who may only receive such amounts in shares of the Company’s Common Stock upon elected deferment terms.

A summary description of our Company’s equity compensation plans are found at Note 11. “Compensation Plans,” and Note 12. “Stock Options,” respectively, of the Notes to the Consolidated Financial Statements in the Annual Report on Form 10-K.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding equity awards held by the certain executives of the Company as of December 31, 2017:

Equity Incentive
	Option Awards						Stock Awards			Plan Awards
				Equity							Market
				Incentive						Number of	Value of
				Plan						Unearned	Unearned
				Awards:			Number		Market	Shares,	Shares,
				Number of			of Shares		Value of	Units of	Units of
				Securities			or Units		Shares or	Stock, or	Stock,
	Number of Securities			Underlying			of Stock		Units of	Other	or Other
	Underlying Unexercised			Unexercised	Option	Option	That		Stock	Rights	Rights
	Options			Unearned	Exercise	Expiration	Have Not		That Have	That Have	That Have
Name	Exercisable (1)		Unexercisable	Options	Price	Date	Vested		Not Vested	Not Vested	Not Vested
Rami S. Ramadan	200,000	(2)	—	—	$3.60	11/11/19	25,000	(3)	$100,000	—	$—
	37,500	(4)	37,500	—	$2.69	01/29/21	—		$—	—	$—
Hung D. Le	30,000	(5)	30,000	—	$3.64	05/26/21	—		$—	—	$—
Paul D. Benkley	30,000	(5)	30,000	—	$3.64	05/26/21	—		$—	—	$—
Sarah E. Wagner	30,000	(5)	30,000	—	$3.64	05/26/21	—		$—	—	$—

(1)

See Item 9.B. “Other Information” with respect to the pending Merger Transaction, which, if consummated, would result in a Change in Control of the Company and trigger the automatic vesting of all of the above options and restricted stock.

(2)

On November 11, 2014, pursuant to the Company’s 2014 Equity Plan, Mr. Ramadan was granted five-year options to purchase 200,000 shares of Common Stock that vest in four equal parts, with the options to acquire 50,000 shares vesting immediately upon the date of grant and options to acquire 50,000 shares vesting subsequently upon each anniversary of the grant date. The exercise price of all these options was initially set at $3.20 per share, the closing stock price on the date of grant, and escalate by 4.0% annually on each anniversary date. As of December 31, 2017, all have vested and are exercisable at the escalated exercise price of $3.60 per option. (See “Compensation Discussion and Analysis - Stock Options,” above).

(3)	The restricted shares vest according to an earnings formula as stipulated in Mr. Ramadan’s employment agreement. (See “Compensation Discussion and Analysis - Restricted Stock Awards,” above).
(4)

On January 29, 2016, pursuant to the Company’s 2014 Equity Plan, Mr. Ramadan was granted five-year options to purchase 75,000 shares of Common Stock that vest in four equal parts, with the options to acquire 18,750 shares vesting immediately upon the date of grant and options to acquire 18,750 shares vesting subsequently upon each anniversary of the grant date. The exercise price of all these options was initially set at $2.59 per share, the closing stock price on the date of grant, and escalate by 4.0% annually on each anniversary date. As of December 31, 2017, 37,500 options have vested and are exercisable at the escalated exercise price of $2.69 per option. (See “Compensation Discussion and Analysis - Stock Options,” above).

(5)

On May 26, 2016, the listed executives were each granted five-year options to purchase 60,000 shares of Common Stock, with options to purchase 15,000 shares vesting immediately upon the date of grant and options to acquire 15,000 shares vesting subsequently upon each anniversary of the grant date. The exercise price of these options was set at $3.50 per share, the market closing price at the date of grant, and escalate by 4.0% annually on each anniversary date. As of December 31, 2017, an aggregate of 120,000 options have been vested and are exercisable at an escalated exercise price of $3.64 per option.

Option Exercises

No stock options were exercised and no shares of restricted stock vested for the KMEs in 2017.  No stock options were exercised in 2017 or 2016 by the named executive officer. On December 31, 2016, 25,000 shares of restricted stock vested for the named executive officer (subject to verification of the attainment of previously set performance goals by means of the audit of the Company’s year-end financial statements). Those shares were issued in March 2017 after the issuance of the audit by the Company’s independent registered public accountants.  If consummated, the Merger Transaction will result in a “change of control” under the 2014 Equity Incentive Plan and will trigger the automatic vesting and payout of all stock options and restricted stock under that plan. See “-Employment and Change of Control Agreements,” “-Severance Agreements,” and “Potential Payments upon Termination of Employment or a Change in Control,” below.

Nonqualified Deferred Compensation

Pursuant to the terms of each year’s Profit Sharing Plan, as approved annually by the Board of Directors, a portion, ranging from 20% in 2007 (its inception year) through 2009, 40% from 2011 through 2013, and 50% from 2014 through 2017, of the Profit Sharing Plan award was required to be deferred into the Company’s Deferred Compensation Plan to be paid out in Common Stock, according to individual elections on the conditions of disbursement. Our Deferred Compensation Plan provides for the deferral of compensation on a basis that is not tax-qualified. The amounts deferred under our Deferred Compensation Plan for the years ended December 31, 2017 and 2016 are set forth in the Summary Compensation Table, above, under the heading “Nonqualified Deferred Compensation Earnings.” See “- Deferred Compensation Plan,” above.  If consummated, the Merger Transaction will result in a “change of control” under the Deferred Compensation Plan and will trigger the automatic vesting and payout of all of the shares held under that plan. See “-Employment and Change of Control Agreements,” “-Severance Agreements,” and “Potential Payments upon Termination of Employment or a Change in Control,” below.

Employment and Change of Control Agreements

On October 1, 2017, pursuant to evergreen renewal terms of Mr. Ramadan’s employment agreement, our Company automatically extended Mr. Ramadan’s employment agreement, originally dated July 1, 2005, to which we agreed to employ him as President and Chief Executive Officer for a renewable term of one year, currently ending on December 31, 2018, with a current base annual salary of $450,000. Mr. Ramadan will continue to be eligible to participate in the 2014 Equity Plan and any present or future employee benefit plans, including the 2018 Profit Sharing Plan and the Deferred Compensation Plan. He will also be reimbursed for reasonable travel and out-of-pocket expenses necessarily incurred in the performance of his duties.

Our Company, as part of an employment agreement renewal, amended the change of control agreement with Mr. Ramadan in 2014.  See “ – Severance Agreements,” below and “Compensation Discussion and Analysis – Additional Components of Executive Compensation,” above.

Severance Agreements

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

Potential Payments upon Termination of Employment or a Change in Control

The following table describes the potential payments to Mr. Ramadan, the named executive officer, upon an assumed termination of employment or a change in control as of December 31, 2017:

				Termination
				by the	Material
		Termination	Involuntary	Executive due	Breach of
		for Cause or	Termination	to a	Agreement
	Voluntary	Loss of	Without	Change in	by	Death or
Payments and Benefits	Termination	License	Cause	Control	Company	Disability

Accrued vacation pay (a)	$35,000	$35,000	$35,000	$35,000	$35,000	$35,000

Accrued sick pay (b)	10,000	10,000	10,000	10,000	10,000	10,000

Severance payments and benefits: (c)

Cash severance (d)			450,000	900,000	450,000

Medical benefits (e)			24,800	49,600	24,800

Equity awards:

Vested stock options and restricted stock awards (f)	128,250	128,250	128,250	128,250	128,250	128,250

Unvested stock options and restricted stock awards (g)			120,250	120,250

Total payments and benefits	$173,250	$173,250	$768,300	$1,243,100	$648,050	$173,250

(a)	Represents a total of 20 days of accrued and unused vacation time due to Mr. Ramadan as of December 31, 2017.
(b)	Represents a total of six unused sick days.
(c)

These severance payments and benefits are payable if Mr. Ramadan’s employment is terminated either: (i) by the Company for any reason other than cause, loss of his gaming license, disability or death, or (ii) by Mr. Ramadan if he is employed by the Company on the closing date of the Change in Control or after a Change in Control of the Company and if the Company takes certain adverse actions (a “good reason” termination), or if the Company materially breaches the employment agreement and does not cure such breach within 30 days after the date of termination.  See “ – Severance Agreements, “ above.

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

(e)

Represents the estimated present value cost of providing continued medical coverage to Mr. Ramadan for an assumed period ending at the earlier of: (i) the date he is entitled to receive substantially similar benefits from a subsequent employer, or (ii) 12 months from the employment termination date. In the event of a Change in Control or a termination for good reason with a Change in Control, Mr. Ramadan will receive up to 24 months of medical coverage. The estimated costs assume the current insurance premiums and other costs are as of December 31, 2017.

(f)

All vested stock options and restricted stock awards are exercisable as set forth in Mr. Ramadan’s employment agreement or the plans under which they were granted, except upon a Change in Control, in which case, they must be surrendered, or otherwise converted into cash or securities of the acquirer, or exercised as required, or as permitted by the terms and conditions of the Change in Control documents. Mr. Ramadan’s vested stock options were in-the-money at the weighted exercise price of $3.46 per option, based on the December 29, 2017 reported closing price of the Company’s Common Stock of $4.00 per share, and 50,000 shares of restricted stock had vested at such date, 25,000 of which were issued on March 13, 2017. See Exhibit 2.1 to the Company’s Form 8-K “Current Report” as filed with the SEC on March 8, 2018, with respect to the conversion of and payment for the options and restricted stock in the Merger Transaction.

(g)

All unvested restricted stock will terminate upon the termination or expiration of the employment agreement except upon a Change of Control, in which case they will vest on the closing date of Change of Control. The unvested restricted stock would be worth approximately $100,000, based on the December 29, 2017 reported closing price of the Company’s Common Stock of $4.00 per share.

Directors’ Compensation

Our non-employee directors’ compensation includes a cash retainer fee of $15,000 per quarter, per member. In addition, the non-executive Chairman of our Board receives an additional $1,250 per quarter, while each chairman of our three Committees receives an additional $625 per quarter. To recognize the burden and importance of the Audit Committee, each member of this Committee is compensated an additional $1,250 per quarter. The chairman of the Transaction Committee receives $1,250 per quarter, effective in the second quarter of 2017.  Board members participate in the Company’s Deferred Compensation Plan and each member defers a portion of his fees into that plan each quarter. All members of the Board are reimbursed for their out-of-pocket expenses in connection with attending Board meetings in person. The only full-time employee director of our Company does not receive any fees for board or committee meetings. Non-employee directors are entitled to participate in the 2014 Equity Plan.

The following table sets forth information concerning compensation paid or accrued by our Company to each member of the Board of Directors during the year ended December 31, 2017. As an employee-director, Mr. Ramadan received no compensation for his board membership. His compensation is fully reported in the Summary Compensation Table in the section “Management Compensation,” above:

	Fees				Nonqualified
	Earned or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
Name	Cash (1)	Awards	Awards (2)	Compensation	Earnings (3)	Compensation	Total

Max W. Batzer	$42,500	$—	$4,224	$—	$20,000	$—	$66,724
Patrick J. Bennett, Sr.	$40,000	$—	$4,224	$—	$30,000	$—	$74,224
Michael B. Brodsky	$30,000	$—	$4,224	$—	$40,000	$—	$74,224
Timothy G. Ewing	$40,000	$—	$4,224	$—	$20,000	$—	$64,224
David E. Goldberg	$45,000	$—	$4,224	$—	$20,000	$—	$69,224

(1)

Includes payment of directors’ retainer fees for service on the Board of the Company.  Also includes the payment of fees for service as Chairman of the Board, as chairman of a Board committee and for service on the Audit Committee.

(2)

On April 15, 2015, the Compensation Committee recommended and the Board approved a grant to all six members of the Board at that time, each five-year options to purchase 10,000 shares of Common Stock that vest in four equal parts, with the options to acquire 2,500 shares vesting immediately upon the date of grant and options to acquire 2,500 shares vesting subsequently upon each anniversary of the grant date. The exercise price of these options was initially set at $2.75 per share, the closing stock price on the date of grant, and escalate by 4.0% annually on each anniversary date. The fair value of this entire grant of 60,000 options was $76,000, or $1.27 per option.  All unvested options will vest automatically upon the occurrence of a Change in Control, as defined in the 2014 Equity Plan.  Such vesting will occur upon the consummation of the Merger Transaction.

(3)

Pursuant to the Company’s adoption of the Deferred Compensation Plan in June 2006, each director elected to defer all or a portion of his quarterly retainer. All shares under the Deferred Compensation Plan will vest automatically upon the occurrence of a change in control under that plan.  Such vesting will occur upon the consummation of the Merger Transaction.

Report of the Audit Committee

 The following Report of the Audit Committee does not constitute soliciting material and should not be deemed “filed” with the SEC or incorporated by reference into any other Company filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended, except to the extent the Company specifically incorporates this Report by reference therein.

 The Audit Committee, comprised of three independent directors, met separately with the Company’s independent registered public accounting firm (the “independent auditors”), management and internal auditors to assure that all were carrying out their respective responsibilities. The Audit Committee discussed with, and received a letter from, the independent auditors confirming their independence. Both the independent auditors and the internal auditors had full access to the Audit Committee, including the ability to meet with the Audit Committee without management present.

 The Audit Committee met with the independent auditors to discuss their fees and the scope and results of their audit work, including the adequacy of internal controls and the quality of financial reporting. The Audit Committee also discussed with the independent auditors their judgments regarding the quality and acceptability of the Company’s accounting principles, the clarity of its disclosures and the degree of aggressiveness or conservatism of its accounting principles and underlying estimates.

 The Audit Committee has reviewed and discussed the Company’s audited financial statements for the year ended December 31, 2017 with management. The Audit Committee has discussed with the independent auditors the matters required to be discussed by Auditing Standard No. 16 “Communications with Audit Committees,” as may it be modified or supplemented. The Audit Committee has received the written disclosures and the letter from the independent registered public accountants required by the Public Company Accounting Oversight Board (PCAOB) Ethics and Independence Rules and Standards (Rule 3526, Communication with Audit Committees Concerning Independence), as it may be modified or supplemented, and has discussed with the independent auditors, the independent auditors’ independence.  In addition, the Audit Committee continued to oversee the Company’s efforts related to its internal control over financial reporting and in connection with this oversight, the Audit Committee reviewed periodic updates provided by the Company’s internal auditor and the independent auditors. During the year, management, as well as the Company’s internal auditor reported on the effectiveness of the Company’s internal control over financial reporting. The Audit Committee also reviewed Management’s Report on Internal Control Over Financial Reporting included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

 In undertaking its oversight function, the Audit Committee relied, without independent verification, on management’s representation that the financial statements have been prepared with integrity and objectivity and in conformity with accounting principles generally accepted in the United States and on the representations of the independent public accounting firm included in their report on the Company’s financial statements. The Audit Committee is not, however, professionally engaged in the practice of accounting or auditing and does not provide any expert or other special assurance or professional opinion as to the sufficiency of the external or internal audits, whether the Company’s financial statements are complete and accurate and are in accordance with generally accepted accounting principles, or on the effectiveness of the system of internal control.

 Based on the review and discussions referred to above in this report, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for filing with the Securities and Exchange Commission.

 By the Committee:

 Patrick J. Bennett, Sr., Chairman

Michael B. Brodsky

David E. Goldberg

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of the Common Stock as of March 31, 2018, unless otherwise noted, (a) by each shareholder who is known by the Company to own beneficially more than 5.0% of the outstanding Common Stock; (b) by each director; (c) by the named executive officer in the Summary Compensation Table; and (d) by the named executive officer and the other directors as a group. Unless otherwise noted, each of the shareholders listed in the table or included within a group listed in the table possesses sole voting and investment power with respect to the shares indicated, subject to community property laws where applicable.

The business address for each director and named executive officer of the Company is 545 Fifth Avenue, Suite 940, New York, New York 10017.

	Number of Shares of
	Common Stock Beneficially	Percentage of
Name of Beneficial Owner	Owned (1)	Ownership (1)
Value Partners, Ltd. (2)	3,326,679	37.5%
Wynnefield Funds (3)	2,349,577	26.5
Miller Funds (4)	2,129,229	24.0
Rami S. Ramadan (5)	608,512	6.5
Timothy G. Ewing (6)	3,367,432	37.8
Patrick J. Bennett, Sr. (7)	28,603	*
Michael B. Brodsky (8)	27,629	*
Max W. Batzer (9)	45,296	*
David E. Goldberg (10)	20,135	*
All directors and the named executive officer as a group (6 persons) (11)	4,097,607	42.8%

*Less than 1% of the issued and outstanding shares of the Company’s Common Stock.

(1)

The percentage of outstanding shares is based on 8,879,011 shares outstanding as of March 31, 2018 and, for certain individuals and entities, on reports filed with the SEC or on information provided directly to our Company by such individuals or entities. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from March 31, 2018 upon the exercise of options. Each beneficial owner's percentage ownership is determined by assuming that options that are held by such person (but not those held by any other person) are exercisable within 60 days from March 31, 2018 have been exercised. Included are shares of Common Stock issuable under the Company’s Deferred Compensation Plan.

(2)

Value Partners, Ltd. is a Texas limited partnership, managed by Ewing & Partners, whose business address is 5646 Milton Street, Suite 880, Dallas, Texas 75206. Mr. Timothy G. Ewing, a director of TWC, is the controlling person of Value Partners, Ltd.

(3)

Wynnefield Capital, Inc. (“WCI”), a Delaware corporation, is the investment manager for Wynnefield Capital Management, LLC (“WCM”), a New York limited liability company. WCM is the sole general partner of Wynnefield Partners Small Cap Value, LP and Wynnefield Partners Small Cap Value, LP I. WCI also serves as the investment manager for Wynnefield Small Cap Value Offshore Fund, Ltd. Both WCI and WCM are located at 450 Seventh Avenue, Suite 509, New York, NY 10123. Mr. Nelson Obus and Mr. Joshua H. Landes, as principal owners, share voting and investment control over the portfolio securities of WCI and as such each beneficially own 2,349,577 shares of Common Stock. Of the beneficial ownership total, 1,335,353 of these said shares were acquired as a result of their participation in TWC’s two private placements. As of March 31, 2018, Wynnefield Small Cap Value Offshore Fund, Ltd. beneficially owns 462,968 shares of Common Stock; Wynnefield Partners Small Cap Value LP I beneficially owns 1,129,146 shares of Common Stock; and Wynnefield Partners Small Cap Value, LP beneficially owns 757,463 shares of Common Stock.

(4)

Trust A-4 – Lloyd I. Miller, Milfam II L.P., LIMFAM LLC, and Lloyd I. Miller – IRA, collectively referred to as the “Miller Funds,” whose address is 3300 South Dixie Highway, Suite 1-365, West Palm Beach, Florida 33405, is controlled and managed by Mr. Neil S. Subin, who succeeded to the position of President and Manager of MILFAM LLC, which serves as manager, general partner, or investment advisor of a number of entities formerly managed or advised by the late Lloyd I. Miller III.  Mr. Subin possesses voting and dispositive power over the Miller Funds, which, as of March 31, 2018, beneficially owns, through these holdings, 2,129,229 shares of the Company’s Common Stock. The Trust A-4 – Lloyd I. Miller fund beneficially owns 1,319,895 shares of Common Stock; the Milfam II, L.P. fund beneficially owns 641,667 shares of Common Stock; the LIMFAM LLC fund beneficially owns 166,667 shares of Common Stock; and the Lloyd I. Miller – IRA fund beneficially owns 1,000 shares of Common Stock.

(5)

Consists of 63,500 shares of Common Stock, 275,000 shares subject to incentive stock options granted to Mr. Ramadan, of which 187,500 have vested, 245,012 shares issuable under the Deferred Compensation Plan, plus 25,000 shares of unvested restricted stock.

(6)

Mr. Timothy G. Ewing is the managing partner of Ewing & Partners, which manages Value Partners, Ltd. His beneficial ownership includes 3,326,679 shares of Common Stock, held by Value Partners, Ltd. Effective the quarter ended September 30, 2006, as part of Mr. Ewing’s participation in the Company’s Deferred Compensation Plan, quarterly option grants were terminated for members of the Board of Directors in lieu of an increase in the annual retainer. In addition to his beneficial ownership of Value Partners, in April 15, 2015, Mr. Ewing was granted five-year stock options to purchase 10,000 shares of the

Company’s Common Stock, of which 7,500 have vested. He also has 30,753 shares issuable under the Deferred Compensation Plan, for which he contributed quarterly a portion of his retainer fees.

(7)

Mr. Patrick J. Bennett, Sr. holds 5,000 shares of Common Stock. In April 15, 2015, Mr. Bennett was granted five-year stock options to purchase 10,000 shares of the Company’s Common Stock, of which 7,500 have vested. He also has 13,603 shares issuable under the Deferred Compensation Plan, for which he contributed quarterly a portion of his retainer fees.

(8)

Mr. Michael B. Brodsky was granted in April 15, 2015, five-year stock options to purchase 10,000 shares of the Company’s Common Stock, of which 7,500 have vested. He also has 17,629 shares issuable under the Deferred Compensation Plan, for which he contributed quarterly a portion of his retainer fees.

(9)

Mr. Max W. Batzer was granted in April 15, 2015, five-year stock options to purchase 10,000 shares of the Company’s Common Stock, of which 7,500 have vested. He also has 35,296 shares issuable under the Deferred Compensation Plan, for which he contributed quarterly a portion of his retainer fees.

(10)

Mr. David E. Goldberg was granted in April 15, 2015, five-year stock options to purchase 10,000 shares of the Company’s Common Stock, of which 7,500 have vested. He also has 10,135 shares issuable under the Deferred Compensation Plan, for which he contributed quarterly a portion of his retainer fees.

(11)	Includes only the directors (including Mr. Ramadan, the named executive officer) serving on the Board of Directors as of March 31, 2018. See Notes (5), (6), (7), (8), (9) and (10), above.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The Company did not engage in any transactions during 2017, and, except for the Merger Transaction, has no plans to engage in any transactions during 2018, in excess of $120,000 in which any director, executive officer or shareholder owning 5% or more of the Common Stock (a “5% shareholder”) of the Company or any immediate family member of any director, executive officer or 5% shareholder of the Company had or has a direct or indirect material interest. Se Item 9B. “Other Information” and the Company’s Current Report on Form 8-K, as filed with the SEC on March 8, 2018.  See also Item 10. “Directors, Executive Officers and Corporate Governance – Certain Transactions”above.

Corporate Governance

For information relating to our Board of Directors, transactions with related persons and corporate governance, see Item 10. “Directors, Executive Officers and Corporate Governance” above.

Director Continuing Education

We are committed to ensuring that our directors remain informed with respect to best practices in corporate governance. Each director is afforded the opportunity to meet with members of our senior management, visit our facilities and consult with independent advisors as necessary or appropriate. Directors are encouraged to undertake continuing education to properly perform their duties. Although the Company does not have a formal continuing education process for directors, the Board is continually briefed by management and the Company’s independent registered public accountants on current tax law changes and relevant pending legislation in the Czech Republic, Germany and Austria, any SEC rule changes, fiduciary duties and other current topics relevant to the Company’s business, including issues that are relevant to particular committees of the Board. In these briefings, directors are presented with materials on these subjects and engaged in discussions on each of the topics during these sessions.

Director Stock Ownership

We recognize the importance of aligning our Board's interests with those of our shareholders. Directors are encouraged to own shares of our Common Stock and, as noted in the section “Directors’ Compensation,” above, the members of the Board have opted to defer a portion of their Board fees into the Deferred Compensation Plan. Members of the Board are also eligible to receive non-incentive stock options from the TWC 2014 Equity Incentive Plan. Directors are subject to the Company’s Insider Trading Policy and are restricted from trading in Company shares except during limited periods including following the release of Company earnings, provided that no director is permitted to trade in Company securities while in the possession of non-public inside information. The Insider Trading Policy further prohibits the pledging, short sale or hedging of the Company’s Common Stock.

Communications with the Board of Directors

The Board of Directors has established a process for stockholders to communicate with members of the Board. If a stockholder has any concern, question or complaint regarding TWC or regarding its compliance with any policy or law, or would otherwise like to contact the Board, or any individual member of the Board, stockholder can reach the Company’s Board of Directors by addressing their correspondence to: Attention: Board of Directors (or the name of the individual director or Board Committee), Trans World Corporation, 545 Fifth Avenue, Suite 940, New York, New York 10017. Inquiries can be submitted anonymously and confidentially (to the extent permitted by law).

All inquiries are received and reviewed by the Company's Chief Executive Officer, who must forward to the Board of Directors all items received. If appropriate, such officer will also direct inquiries most properly addressed by officers of the Company to those officers to ensure that the inquiries are responded to in a timely manner. The Board of Directors, or, if appropriate, a committee of the Board (such as the Audit Committee if the matter relates to accounting, auditing or internal controls), will discuss these inquiries internally and will direct any additional action it determines is necessary or appropriate. The Board will resolve all Board-appropriate matters and will direct management as to how and when to respond to the inquiring stockholder or stockholders. In addition, the Board may direct special procedures, including the retention of outside advisors or counsel, for any concern addressed to them.

Item 14.   Principal Accountant Fees and Services.

The Board of Directors of the Company, on the recommendation of the Audit Committee of the Board, has appointed WithumSmith+Brown, PC (“Withum”), independent registered public accountants, to perform the audit of the Company's financial statements for the year ending December 31, 2017.

Before re-engaging Withum for fiscal 2017, the Audit Committee considered matters such as their experience, integrity, independence and objectivity; the quality and candor of their ongoing discussions with the Audit Committee; the past performance of the lead audit partner and the audit team; and the relative value and quality of services received for fees paid. The Audit Committee’s executive sessions with the Company’s internal auditor included such things as reviewing and approving the proposed annual scope and related budget for internal audit activities, and discussing the findings of the internal audits of the Company’s operations, its corporate internal control systems, cyber-security risks and the adequacy of internal audit staffing levels. The Audit Committee obtained management’s views regarding Withum’s responsiveness and objectivity, and the value for fees paid.

We have been advised by Withum that neither that firm nor any of its associates has any relationship with the Company or its subsidiaries other than the usual relationship that exists between independent accountants and clients. Withum provided audit and non-audit services to the Company in 2016 and 2017, which are described below.

All audit, audit-related and tax services were pre-approved by the Audit Committee, which concluded that the provision of such services by Withum was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The Audit Committee’s Charter provides for pre-approval of specifically described audit, audit-related and tax services by the Committee on an annual basis. Individual engagements that are anticipated to exceed pre-established thresholds will be considered on a case by case basis.

The Company pays its independent registered public accountants for various services provided during the year, as follows:

Audit Fees. This category includes fees for the audit of the Company’s annual financial statements, review of financial statements included in the Company’s quarterly reports on Form 10-Q and services that were normally provided in connection with statutory and regulatory filings or engagements. The audit fees were $254,000 for Withum in connection with the December 31, 2017 year-end audit and the 2017 quarterly reviews. The audit fees were $242,000 for Withum in connection with the December 31, 2016 year-end audit and the 2016 quarterly reviews.

Audit-Related Fees. This category includes fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not included above under “Audit Fees.” For the year ended December 31, 2017 and 2016, there were $60,500 and $21,000, respectively, of audit-related fees paid to Withum, in connection with registration statement filings, issuance of consents, and services related to business acquisitions.

Tax Fees. This category includes fees for tax compliance, tax return preparation and international tax consulting. The tax fees paid to Withum were $72,000 and $65,000 for the years ended December 31, 2017 and 2016, respectively.

All Other Fees. This category includes all other fees not included in the above three categories. The Company did not pay any other fees to Withum in 2016 or 2017.

PART IV

Item 15.   Exhibits and Financial Statement Schedules.

(a) Documents filed as part of this report.

1. Financial Statements. The financial statements and report of the independent registered public accounting    firm have been included in Part II, Item 8 of our Annual Report on Form 10-K filed on March 28, 2018.

2. Financial Statement Schedules. All financial statement schedules have been included in Part IV, Item 15 of our Annual Report on Form 10-K filed on March 28, 2018 or they are either inapplicable or not required, or the information is included in the Consolidated Financial Statements or Notes thereto.

3. Exhibits. See Item 15(b) below. Each management contract or compensatory plan or arrangement required to be filed has been identified.

(b)Exhibits

Reference is made to the Exhibit Index hereinafter contained.

A copy of any exhibits listed or referred to herein will be furnished at a reasonable cost to any person who was a shareholder of our Company as of March 31, 2018, upon written request from any such person. Requests should be sent to: Jill A. Yarussi, Corporate Secretary, Trans World Corporation, 545 Fifth Avenue, Suite 940, New York, New York 10017.

TRANS WORLD CORPORATION
EXHIBITS INDEX TO ANNUAL REPORT ON FORM 10-K AND THIS FORM 10-K/A
FOR THE YEAR ENDED DECEMBER 31, 2017

Item No	Item	Method of Filing

3.1(a)	Articles of Incorporation	Incorporated by reference to Exhibit 4.2(a), 4.1 and 10.1 contained in the registration statement on Form SB-2, declared effective by the SEC on October 19, 1994 (File No. 33-85446-A).

3.1(b)	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to Exhibit 3.1 contained in the Form 10-KSB for the fiscal year ended December 31, 2000, filed on April 17, 2001 (File No. 0-25244).

3.1(c)(i)	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to Exhibit 3(c) contained in the Registration Statement on Form S-4/A filed on May 4, 2003 (File No. 33-101028).

3.1(c)(ii)	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to Exhibit 3.1 contained in the Form 10-KSB for the fiscal year ended December 31, 2004, filed on March 30, 2005 (File No. 0-25244).

3.2(a)	Bylaws	Incorporated by reference to Exhibit 3.2 contained in the registration statement on Form SB-2, declared effective by the SEC on October 19, 1994 (File No. 33-85446-A).

Item No	Item	Method of Filing

3.2(b)	Amended Bylaws, dated February 5, 2015	Incorporated by reference to Exhibit 3.2(b) contained in the Form 8-K filed on February 6, 2015 (File No. 0-25244).
3.2(c)	Amendment #1 to Amended and Restated Bylaws, dated March 2, 2018	Incorporated by reference to Exhibit 3.1 contained in the Form 8-K filed on March 8, 2018 (File No. 0- 25244).

4.1	Specimen Common Stock Certificate	Incorporated by reference to Exhibit 4.1 contained in the registration statement on Form SB-2, declared effective by the SEC on October 19, 1994 (File No. 33-85446-A).

4.2

Indenture dated March 31, 1998, as supplemented on October 29, 1998. October 15, 1999 and September 10, 2001, among the registrant, TWC International U.S. Corporation, TWC Finance Corp. and U.S. Trust Company of Texas, N.A.

Incorporated by reference to Exhibit 4(1) contained in the Form 8-K filed on April 14, 1998 (File No.0- 25244).

4.3	Indenture dated March 31, 1998, as supplemented on October 29, 1998, October 15, 1999 and September 10, 2001, between TWC International U.S. Corporation and U.S. Trust Company of Texas, N.A.	Incorporated by reference to Exhibit 4(III) contained in the Form 8-K filed on April 14, 1998 (File No. 0- 25244).

4.4	Series A Warrant to Purchase Common Stock dated March 31, 1998	Incorporated by reference to Exhibit 4(VI) contained in the Form 8-K filed on April 14, 1998 (File No. 0-25244).

4.5	Series B Warrant to Purchase Common Stock dated March 31, 1998	Incorporated by reference to Exhibit 4(VII) contained in the Form 8-K filed on April 14, 1998 (File No. 0-25244)..

4.6	Series C Warrant to Purchase Common Stock dated March 31, 1998	Incorporated by reference to Exhibit 4(II) contained in the Form 8-K filed on April 14, 1998 (File No. 0- 25244).

4.7	Series G Warrant to Purchase Common Stock dated March 31, 1999	Incorporated by reference to Exhibit 10.49 contained in the Form 10-KSB filed on May 30, 2000 (File No. 0-25244).

4.8	Agreement to Amend Warrants dated March 25, 1998 among the Company and the named Holders	Incorporated by reference to Exhibit 4(VIII) contained in the Form 8-K filed on April 14, 1998 (File No. 0-25244).

8.1	Tax Opinion	Incorporated by reference to Exhibit 8.1 contained in the Registration Statement on Form S-4/A filed on May 14, 2003 (File No. 33-101028).

Item No	Item	Method of Filing

10.1	1993 Incentive Stock Option Plan	Incorporated by reference to Exhibit 10.13 contained in the registration statement on Form SB- 2, declared effective by the SEC on October 19, 1994 (File No. 33-85446-A).

10.2	Loan Agreement dated July 17, 1997 between the Company and Value Partners	Incorporated by reference to Exhibit 10.36 contained in the Form 8-K filed on July 17, 1997 (File No. 0‑25244).

10.3	Loan Agreement dated October 28, 1997, between Value Partners, and the Company	Incorporated by reference to Exhibit 10.39 contained in the Form 10-QSB for the quarter ended September 30, 1997, filed on October 28, 1997 (File No. 0-25244).

10.4	Employment Agreement between the Company and Rami S. Ramadan dated July 12, 1999	Incorporated by reference to Exhibit 10.1 contained in the Form 8-K filed on July 13, 1999 (File No. 0- 25244).

10.5	Amendment to Employment Agreement between the Company and Rami S. Ramadan dated July 1, 2002	Incorporated by reference to Exhibit 10.5 contained in the Registration Statement on Form S-4 filed on November 5, 2002 (File No. 333-101028).

10.6	1998 Incentive Stock Option Plan	Incorporated by reference to Exhibit 10.46 contained in the Form 10-KSB filed on May 26, 2000 (File No. 0-25244).

10.7	1999 Non-Employee Director Stock Option Plan	Incorporated by reference to Exhibit 10.47 contained in the Form 10-KSB filed on May 26, 2000 (File No. 0-25244).

10.8	Form 12% Secured Senior Note due March 2005	Incorporated by reference to Exhibit 10.48 contained in the Form 10-KSB filed on May 30, 2000 (File No. 0-25244).

10.9	English Restatement of the Spanish Agreement of Sale of Casino de Zaragoza	Incorporated by reference to Exhibit 99.2 contained in the Form 8-K filed on January 9, 2002 (File No. 0-22544).

10.10	Form of Fourth Supplemental Trust Indenture by and among Trans World Corporation, TWG International U.S. Corp., TWG Finance Corp. and the Bank of New York Trust Company of Florida, N.A. (as Trustee)	Incorporated by reference to Exhibit 10.10 contained in the Registration Statement on Form S-4 filed on November 5, 2002 (File No. 333-101028).

10.11	Waiver and Forbearance of Covenant Violations (Interest) — Primary Indenture	Incorporated by reference to Exhibit 10.11 contained in the Registration Statement on Form S- 4/A filed on February 13, 2003 (File No. 333-101028).

Item No	Item	Method of Filing

10.12	Waiver and Forbearance of Covenant Violations (Interest) — Finance Indenture	Incorporated by reference to Exhibit 10.12 contained in the Registration Statement on Form S- 4/A filed on February 13, 2003 (File No. 333-101028).

10.13	Indemnification Agreement by and between Value Partners, Ltd., Trans World Corporation and TWG International U.S. Corporation dated February 12, 2003	Incorporated by reference to Exhibit 10.13 contained in the Registration Statement on Form S- 4/A filed on February 13, 2003 (File No. 333-101028).

10.14	Agreement and Plan of Recapitalization dated June 25, 2003 between the Company and the named Holders	Incorporated by reference to Exhibit 4.9 contained in the Registration Statement on Form S-4/A filed on December 31, 2002 (File No. 333-101028).

10.15	Form of 8% Rate Promissory Note due 2006	Incorporated by reference to Exhibit 4.10 contained in the Registration Statement on Form S-4/A filed on March 28, 2003 (File No. 333-101028).

10.16	Form of Variable Rate Promissory Note due 2010	Incorporated by reference to Exhibit 4.11 contained in the Registration Statement on Form S-4/A filed on March 28, 2003 (File No. 333-101028).

10.17	2004 Equity Incentive Plan, as amended

Incorporated by reference to Appendix E contained in the Proxy Statement for the 2004 Annual Meeting and from the discussion contained at page 12-14 of the proxy statement for the 2005 Annual Meeting, at page 14-15 of the proxy statement for the 2006 Annual Meeting, and at page 14-15 of the proxy statement for the 2007 Annual Meeting filed on May 25, 2004 (File No. 0-25244).

10.18	Renewal and Amendment of Employment Agreement between the Company and Rami S. Ramadan, Effective as of July 1, 2005	Incorporated by reference to Exhibit 10.18 contained in the Form 10-KSB filed on March 17, 2006 (File No. 0-25244).

10.19	Renewal and Amendment of Employment Agreement between the Company and Rami S. Ramadan, Effective as of July 1, 2008	Incorporated by reference to Exhibit 99.1 contained in the Form 8-K filed on November 21, 2008 (File No. 0-25244).

10.20	Shareholder Agreement to add Director Nominees to the slate for the 2014 Annual Meeting of Stockholders, Effective as of April 21, 2014	Incorporated by reference to Exhibit 10.1 contained in the Form 8-K filed on April 22, 2014 (File No. 0- 25244).

10.21	2014 Equity Incentive Plan, Adopted on June 25, 2014	Incorporated by reference to Exhibit 99.1 contained in the Form 8-K filed on June 27, 2014 (File No. 0‑25244).
10.22	Change to the Company’s Registered Certified Accountants, Effective as of July 2, 2014	Incorporated by reference to Item 4.01 contained in the Form 8-K filed on July 7, 2014 (File No. 0‑25244).

Item No	Item	Method of Filing

10.23	Partnership Interest Purchase Agreement to acquire the Hotel Columbus, dated September 10, 2014	Incorporated by reference to Exhibit 10.19 contained in the Form 8-K filed on September 15, 2014 (File No. 0-25244).

10.24	Amendment of Employment Agreement between the Company and Rami S. Ramadan, Effective as of November 11, 2014	Incorporated by reference to Exhibit 10.20 contained in the Form 8-K filed on November 14, 2014 (File No. 0-25244).

10.25	2006 Deferred Compensation Plan, Amended and Restated, effective November 18, 2008	Incorporated by reference to Exhibit 99.3 contained in the Form 8-K filed on November 21, 2008 (File No. 0-25244).

10.26	Partnership Interest Purchase Agreement dated June 2, 2015	Incorporated by reference to Exhibit 10.26 contained in the Form 8-K filed on June 19, 2015 (File No. 0-25244).

10.27	2014 Equity Incentive Plan, as amended	Incorporated by reference to Exhibit 10.27 contained in the discussion at page 26-27 of the 2017 Proxy Statement and in Exhibit 99.2 of the Form S-8 filed on July 12, 2016 (File No. 0-25244).

10.28

Agreement and Plan of Merger, dated as of March 2, 2018 by and among FEC Overseas Investment (UK) Limited, FEC Investment (US) Limited, Trans World Corporation and Far East Consortium International Limited

Incorporated by reference to Exhibit 2.1 contained in the Form 8-K filed on March 8, 2018 (File No. 0- 25244).

10.29	Form of Support Agreement	Incorporated by reference to Exhibit 10.1 contained in the Form 8-K filed on March 8, 2018 (File No. 0- 25244).

10.30	Form of Indemnification Agreement	Incorporated by reference to Exhibit 10.2 contained in the Form 8-K filed on March 8, 2018 (File No. 0- 25244).

10.31	Extension Agreement, dated as of April 13, 2018 by and among Trans World Corporation, FEC Overseas Investment (UK) Limited, FEC Investment (US) Limited, and Far East Consortium International Limited	Filed herewith.

12.0	Ratio of Earnings to Fixed Charges	Incorporated by reference to Exhibit 12.0 contained in the Registration Statement on Form S-4/A filed on April 17, 2003 (File No. 0-25244).

Item No	Item	Method of Filing

14.0	Code of Ethics	Incorporated by reference to Exhibit 14.0 contained in the 2008 Proxy Statement filed on May 14, 2008 (File No. 0-25244).

21.0	Subsidiaries	Incorporated by reference to Exhibit 21 contained in the Form 10-K as filed on March 28, 2018 (File No. 0-25244).

23.1	Consent of WithumSmith+Brown, PC	Incorporated by reference to Exhibit 23.1 contained in the Form 10-K filed on March 28, 2018 (File No. 0-25244).

31.1	Section 302 Certification of Chief Executive Officer	Incorporated by reference to Exhibit 31.1 contained in the Form 10-K filed on March 28, 2018 (File No. 0-25244).

31.2	Section 302 Certification of Chief Financial Officer	Incorporated by reference to Exhibit 31.2 contained in the Form 10-K filed on March 28, 2018 (File No. 0-25244).

31.3	Section 302 Certification of Chief Executive Officer	Filed herewith.

31.4	Section 302 Certification of Chief Financial Officer	Filed herewith.

32.0	Section 906 Certification of Chief Executive Officer and Chief Financial Officer	Incorporated by reference to Exhibit 32.0 contained in the Form 10-K filed on March 28, 2018 (File No. 0-25244).

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2017 and 2016, (ii) the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2017 anfd 2016, (iii) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017 and 2016, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016 and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.**

**    Incorporated by reference to Exhibit 101 contained in the Form 10-K as filed on March 28, 2018 (File No. 0-25244).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS WORLD CORPORATION
(Registrant)
Dated: April 27, 2018
	By:	/s/ Rami S. Ramadan
Rami S. Ramadan
President and Chief Executive Officer
(Principal Executive Officer)